Form 10-Q
period 2021-09-30
GENWORTH FINANCIAL INC
filed 2021-11-04
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of October 27, 2021, 507,385,834 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value and share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $53,181 and $53,417 and allowance for credit losses of $— and $4 as of September 30, 2021 and December 31, 2020, respectively)	$61,274	$63,495
Equity securities, at fair value	156	386
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4 as of September 30, 2021 and December 31, 2020)	6,916	6,774
Less: Allowance for credit losses	(30)	(31)

Commercial mortgage loans, net	6,886	6,743
Policy loans	2,067	1,978
Other invested assets	2,335	2,099

Total investments	72,718	74,701
Cash, cash equivalents and restricted cash	1,937	2,561
Accrued investment income	626	655
Deferred acquisition costs	1,193	1,487
Intangible assets	147	157
Reinsurance recoverable	16,722	16,864
Less: Allowance for credit losses	(51)	(45)

Reinsurance recoverable, net	16,671	16,819
Other assets	396	404
Deferred tax asset	209	65
Separate account assets	5,978	6,081
Assets related to discontinued operations	—	2,817

Total assets	$99,875	$105,747

Liabilities and equity
Liabilities:
Future policy benefits	$41,794	$42,695
Policyholder account balances	19,607	21,503
Liability for policy and contract claims	11,743	11,486
Unearned premiums	685	775
Other liabilities	1,568	1,614
Long-term borrowings	2,412	3,403
Separate account liabilities	5,978	6,081
Liabilities related to discontinued operations	36	2,370

Total liabilities	83,823	89,927

Commitments and contingencies
Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 596 million and 594 million shares issued as of September 30, 2021 and December 31, 2020, respectively; 508 million and 506 million shares outstanding as of September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	11,850	12,008
Accumulated other comprehensive income (loss)	3,800	4,425
Retained earnings	2,325	1,584
Treasury stock, at cost (88 million shares as of September 30, 2021 and December 31, 2020)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,276	15,318
Noncontrolling interests	776	502

Total equity	16,052	15,820

Total liabilities and equity	$99,875	$105,747

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Premiums	$944	$963	$2,859	$2,866
Net investment income	859	820	2,504	2,381
Net investment gains (losses)	88	351	191	345
Policy fees and other income	179	184	542	538

Total revenues	2,070	2,318	6,096	6,130

Benefits and expenses:
Benefits and other changes in policy reserves	1,143	1,273	3,522	4,057
Interest credited	123	137	381	417
Acquisition and operating expenses, net of deferrals	290	235	869	682
Amortization of deferred acquisition costs and intangibles	106	94	269	289
Interest expense	35	47	129	140

Total benefits and expenses	1,697	1,786	5,170	5,585

Income from continuing operations before income taxes	373	532	926	545
Provision for income taxes	67	130	201	148

Income from continuing operations	306	402	725	397
Income (loss) from discontinued operations, net of taxes	12	34	28	(451)

Net income (loss)	318	436	753	(54)
Less: net income from continuing operations attributable to noncontrolling interests	4	—	4	—
Less: net income from discontinued operations attributable to noncontrolling interests	—	18	8	35

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$314	$418	$741	$(89)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$302	$402	$721	$397
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	12	16	20	(486)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$314	$418	$741	$(89)

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.59	$0.79	$1.42	$0.78

Diluted	$0.59	$0.79	$1.40	$0.78

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.62	$0.83	$1.46	$(0.18)

Diluted	$0.61	$0.82	$1.44	$(0.17)

Weighted-average common shares outstanding:
Basic	507.4	505.6	506.8	505.1

Diluted	514.2	511.5	514.4	511.2

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$318	$436	$753	$(54)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	7	(98)	(373)	264
Net unrealized gains (losses) on securities with an allowance for credit losses	—	(2)	6	(10)
Derivatives qualifying as hedges	(12)	(226)	(220)	449
Foreign currency translation and other adjustments	(4)	33	134	8

Total other comprehensive income (loss)	(9)	(293)	(453)	711

Total comprehensive income	309	143	300	657
Less: comprehensive income attributable to noncontrolling interests	3	31	158	38

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$306	$112	$142	$619

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)
(Unaudited)

	Three months ended September 30, 2021
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of June 30, 2021	$1	$12,018	$3,834	$2,011	$(2,700)	$15,164	$—	$15,164
Initial sale of subsidiary shares to noncontrolling interests	—	(171)	(26)	—	—	(197)	773	576
Comprehensive income (loss):
Net income	—	—	—	314	—	314	4	318
Other comprehensive loss, net of taxes	—	—	(8)	—	—	(8)	(1)	(9)

Total comprehensive income						306	3	309
Stock-based compensation expense and exercises and other	—	3	—	—	—	3	—	3

Balances as of September 30, 2021	$1	$11,850	$3,800	$2,325	$(2,700)	$15,276	$776	$16,052

	Three months ended September 30, 2020
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of June 30, 2020	$1	$11,996	$4,447	$899	$(2,700)	$14,643	$445	$15,088
Comprehensive income (loss):
Net income	—	—	—	418	—	418	18	436
Other comprehensive income (loss), net of taxes	—	—	(306)	—	—	(306)	13	(293)

Total comprehensive income						112	31	143
Stock-based compensation expense and exercises and other	—	1	—	—	—	1	—	1

Balances as of September 30, 2020	$1	$11,997	$4,141	$1,317	$(2,700)	$14,756	$476	$15,232

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY, CONTINUED
(Amounts in millions)
(Unaudited)

	Nine months ended September 30, 2021
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2020	$1	$12,008	$4,425	$1,584	$(2,700)	$15,318	$502	$15,820
Initial sale of subsidiary shares to noncontrolling interests	—	(171)	(26)	—	—	(197)	773	576
Sale of business that included noncontrolling interests	—	—	—	—	—	—	(657)	(657)
Comprehensive income (loss):
Net income	—	—	—	741	—	741	12	753
Other comprehensive income (loss), net of taxes	—	—	(599)	—	—	(599)	146	(453)

Total comprehensive income						142	158	300
Stock-based compensation expense and exercises and other	—	13	—	—	—	13	—	13

Balances as of September 30, 2021	$1	$11,850	$3,800	$2,325	$(2,700)	$15,276	$776	$16,052

	Nine months ended September 30, 2020
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2019	$1	$11,990	$3,433	$1,461	$(2,700)	$14,185	$447	$14,632
Cumulative effect of change in accounting, net of taxes	—	—	—	(55)	—	(55)	—	(55)
Comprehensive income (loss):
Net income (loss)	—	—	—	(89)	—	(89)	35	(54)
Other comprehensive income, net of taxes	—	—	708	—	—	708	3	711

Total comprehensive income						619	38	657
Dividends to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Stock-based compensation expense and exercises and other	—	7	—	—	—	7	—	7

Balances as of September 30, 2020	$1	$11,997	$4,141	$1,317	$(2,700)	$14,756	$476	$15,232

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$753	$(54)
Less (income) loss from discontinued operations, net of taxes	(28)	451
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums	(138)	(110)
Net investment gains	(191)	(345)
Charges assessed to policyholders	(472)	(479)
Acquisition costs deferred	(6)	—
Amortization of deferred acquisition costs and intangibles	269	289
Deferred income taxes	202	144
Derivative instruments, limited partnerships and other	(252)	77
Stock-based compensation expense	32	22
Change in certain assets and liabilities:
Accrued investment income and other assets	(117)	(127)
Insurance reserves	678	1,034
Current tax liabilities	(8)	4
Other liabilities, policy and contract claims and other policy-related balances	56	698
Cash used by operating activities—discontinued operations	(488)	(152)

Net cash from operating activities	290	1,452

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	3,253	2,656
Commercial mortgage loans	601	479
Other invested assets	176	108
Proceeds from sales of investments:
Fixed maturity and equity securities	1,591	2,168
Purchases and originations of investments:
Fixed maturity and equity securities	(4,181)	(5,858)
Commercial mortgage loans	(743)	(414)
Other invested assets	(447)	(318)
Short-term investments, net	(24)	32
Policy loans, net	40	27
Proceeds from sale of business, net of cash transferred	270	—
Cash used by investing activities—discontinued operations	(67)	(159)

Net cash from (used by) investing activities	469	(1,279)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	511	693
Withdrawals from universal life and investment contracts	(1,582)	(1,408)
Redemption of non-recourse funding obligations	—	(315)
Proceeds from issuance of long-term debt	—	739
Repayment and repurchase of long-term debt	(1,003)	(490)
Proceeds from sale of subsidiary shares to noncontrolling interests	529	—
Other, net	67	31
Cash from financing activities—discontinued operations	—	16

Net cash used by financing activities	(1,478)	(734)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $(1) and $4 related to discontinued operations)	—	—

Net change in cash, cash equivalents and restricted cash	(719)	(561)
Cash, cash equivalents and restricted cash at beginning of period	2,656	3,341

Cash, cash equivalents and restricted cash at end of period	1,937	2,780
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	40

Cash, cash equivalents and restricted cash of continuing operations at end of period	$1,937	$2,740

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
On March 3, 2021, we completed a sale of our entire ownership interest of approximately 52% in Genworth Mortgage Insurance Australia Limited (“Genworth Australia”) through an underwriting agreement. We sold our approximately 214.3 million shares of Genworth Australia for AUD2.28 per share. Our Australian mortgage insurance business, previously the primary business in the Australia Mortgage Insurance segment, is reported as discontinued operations and its financial position, results of operations and cash flows are separately reported for all periods presented. All prior periods reflected herein have been re-presented
on this basis. See note 14 for additional information.

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
Each reporting period, we assess our ability to continue as a going concern for one year from the date the financial statements are issued. As of September 30, 2021, Genworth Holdings has $635 million of unrestricted cash, cash equivalents and liquid assets. Our evaluation of our ability to meet our financial obligations included the following contractual obligations due within one year from the issue date of our unaudited condensed consolidated financial statements included herein, as well as other conditions and events and their relative significance in relation to our ability to meet our obligations:

•
In July 2021, Genworth Holdings early redeemed its 7.625% senior notes with a cash payment of approximately $532 million, comprised of the outstanding principal balance, accrued interest and a make-whole premium. We have no additional debt maturities until August 2023. Interest payments on our senior notes are forecasted to be approximately $77 million for the next twelve months. See note 8 for additional details on our long-term borrowings.

•
As part of the settlement agreement reached in July 2020 regarding the case titled
AXA S.A. v. Genworth Financial International Holdings, LLC et al.,
we issued a secured promissory note to AXA S.A. (“AXA”) that was due in September 2022. On September 21, 2021, we repaid the remaining outstanding balance of the promissory note. Over the next year, we expect to pay AXA approximately $36 million primarily consisting of estimated future claims that are still being processed by AXA. See note 14 for additional details related to the sale of our former lifestyle protection insurance business and amounts recorded related to discontinued operations.

•
Genworth Holdings received intercompany cash tax payments from its subsidiaries during the nine months ended September 30, 2021 generated from taxable income. Additional intercompany cash tax payments are expected in future periods.

We received net cash proceeds of $370 million and $529 million from the sale of Genworth Australia in March 2021 and the minority IPO of Enact Holdings, Inc. (“Enact Holdings”) in September 2021, respectively. See note 13 for additional details related to the minority IPO of Enact Holdings. We believe Genworth Holdings’ current unrestricted cash, cash equivalents and liquid assets provide sufficient liquidity to meet our financial obligations and maintain business operations for one year from the date the financial statements are issued, based on relevant conditions and events that are known and reasonably estimable, including current cash and management actions in the normal course. Accordingly, we no longer need to determine whether our plans alleviate doubt about our ability to meet our financial commitments and obligations within the next year.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
This guidance is effective for us on January 1, 2023 using the modified retrospective method (with transition adjustments as of January 1, 2021) for all topics except for market risk benefits, which is required to be applied using the retrospective method, with early adoption permitted, which we do not intend to elect. We are

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

currently in the process of obtaining necessary data, modifying systems, identifying and developing key inputs and establishing policies, systems and internal controls necessary to implement this new accounting guidance. Given the nature and extent of the changes, this guidance is expected to have a significant impact on our consolidated financial statements and significantly reduce our equity at transition.
(3) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2021	2020	2021	2020
Weighted-average shares used in basic earnings per share calculations	507.4	505.6	506.8	505.1
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	6.8	5.9	7.6	6.1

Weighted-average shares used in diluted earnings per share calculations	514.2	511.5	514.4	511.2

Income from continuing operations:
Income from continuing operations	$306	$402	$725	$397
Less: net income from continuing operations attributable to noncontrolling interests	4	—	4	—

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$302	$402	$721	$397

Basic per share	$0.59	$0.79	$1.42	$0.78

Diluted per share	$0.59	$0.79	$1.40	$0.78

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$12	$34	$28	$(451)
Less: net income from discontinued operations attributable to noncontrolling interests	—	18	8	35

Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$12	$16	$20	$(486)

Basic per share	$0.02	$0.03	$0.04	$(0.96)

Diluted per share	$0.02	$0.03	$0.04	$(0.95)

Net income (loss):
Income from continuing operations	$306	$402	$725	$397
Income (loss) from discontinued operations, net of taxes	12	34	28	(451)

Net income (loss)	318	436	753	(54)
Less: net income attributable to noncontrolling interests	4	18	12	35

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$314	$418	$741	$(89)

Basic per share (1)	$0.62	$0.83	$1.46	$(0.18)

Diluted per share	$0.61	$0.82	$1.44	$(0.17)

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Fixed maturity securities—taxable	$614	$625	$1,821	$1,830
Fixed maturity securities—non-taxable	2	2	5	5
Equity securities	2	3	7	7
Commercial mortgage loans	93	82	274	251
Policy loans	47	51	137	149
Other invested assets	122	79	323	192
Cash, cash equivalents, restricted cash and short-term investments	1	1	1	15

Gross investment income before expenses and fees	881	843	2,568	2,449
Expenses and fees	(22)	(23)	(64)	(68)

Net investment income	$859	$820	$2,504	$2,381

(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Available-for-sale fixed maturity securities:
Realized gains	$11	$320	$23	$425
Realized losses	—	(1)	(7)	(6)

Net realized gains (losses) on available-for-sale fixed maturity securities	11	319	16	419

Net change in allowance for credit losses on available-for-sale fixed maturity securities	—	2	(6)	(5)
Write-down of available-for-sale fixed maturity securities (1)	—	(4)	(1)	(4)
Net realized gains (losses) on equity securities sold	—	(3)	(7)	(3)
Net unrealized gains (losses) on equity securities still held	(1)	3	(3)	(4)
Limited partnerships	75	31	177	28
Commercial mortgage loans	3	(3)	1	(2)
Derivative instruments (2)	(3)	9	9	(75)
Other	3	(3)	5	(9)

Net investment gains (losses)	$88	$351	$191	$345

(1)	Represents write-down of securities deemed uncollectible or that we intend to sell or will be required to sell prior to recovery of the amortized cost basis.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

See Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2020 Annual Report on Form
10-K
for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale
fixed maturity securities. The following table represents the allowance for credit losses aggregated by security type for available-for-sale
fixed maturity investments as of and for the three months ended September 30, 2021:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
Non-U.S. corporate	$—	$—	$—	$—	$—	$—	$—	$—

Total available-for-sale fixed maturity securities	$—	$—	$—	$—	$—	$—	$—	$—

The following table represents the allowance for credit losses aggregated by security type for available-for-sale
fixed maturity investments as of and for the three months ended September 30, 2020:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
Non-U.S. corporate	$4	$—	$(2)	$—	$—	$—	$—	$2
Commercial mortgage - b acked	3	—	—	—	—	—	—	3

Total available-for-sale fixed maturity securities	$7	$—	$(2)	$—	$—	$—	$—	$5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the allowance for credit losses aggregated by security type for
available-for-sale
fixed maturity investments as of and for the nine months ended September 30, 2021:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
Non-U.S. corporate	$1	$—	$6	$(7)	$—	$—	$—	$—
Commercial mortgage - backed	3	—	—	—	—	(3)	—	—

Total available-for-sale fixed maturity securities	$4	$—	$6	$(7)	$—	$(3)	$—	$—

The following table represents the allowance for credit losses aggregated by security type for available-for-sale
fixed maturity investments as of and for the nine months ended September 30, 2020:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
Non-U.S. corporate	$—	$4	$(2)	$—	$—	$—	$—	$2
Commercial mortgage - backed	—	3	—	—	—	—	—	3

Total available-for-sale fixed maturity securities	$—	$7	$(2)	$—	$—	$—	$—	$5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on
available-for-sale
investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	September 30, 2021	December 31, 2020
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses (1)	$8,093	$10,159
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses (1)	—	(7)
Adjustments to DAC, present value of future profits, sales inducements, benefit reserves and policyholder contract balances	(5,716)	(7,302)
Income taxes, net	(505)	(611)

Net unrealized investment gains (losses)	1,872	2,239
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	25	25

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,847	$2,214

(1)	Excludes foreign exchange.
The change in net unrealized gains (losses) on
available-for-sale
investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	As of or for the three months ended September 30,
(Amounts in millions)	2021	2020
Beginning balance	$1,865	$1,811
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	(433)	781
Adjustment to deferred acquisition costs	80	(9)
Adjustment to present value of future profits	(2)	2
Adjustment to sales inducements	3	(5)
Adjustment to benefit reserves	372	(566)
Provision for income taxes	(4)	(42)

Change in unrealized gains (losses) on investment securities	16	161
Reclassification adjustments to net investment (gains) losses, net of taxes of $3 and $70	(9)	(261)

Change in net unrealized investment gains (losses)	7	(100)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	25	—

Ending balance	$1,847	$1,711

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of or for the nine months ended September 30,
(Amounts in millions)	2021	2020
Beginning balance	$2,214	$1,456
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	(2,042)	2,980
Adjustment to deferred acquisition costs	(52)	48
Adjustment to present value of future profits	—	6
Adjustment to sales inducements	8	(3)
Adjustment to benefit reserves	1,630	(2,260)
Provision for income taxes	102	(162)

Change in unrealized gains (losses) on investment securities	(354)	609
Reclassification adjustments to net investment (gains) losses, net of taxes of $4 and $95	(13)	(355)

Change in net unrealized investment gains (losses)	(367)	254
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	—	(1)

Ending balance	$1,847	$1,711

Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d) Fixed Maturity Securities
As of September 30, 2021, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,384	$1,117	$(1)	$—	$4,500
State and political subdivisions	2,946	476	(4)	—	3,418
Non-U.S. government	760	85	(10)	—	835
U.S. corporate:
Utilities	4,313	787	(8)	—	5,092
Energy	2,644	377	(10)	—	3,011
Finance and insurance	7,977	1,065	(18)	—	9,024
Consumer—non-cyclical	5,176	1,047	(5)	—	6,218
Technology and communications	3,281	488	(12)	—	3,757
Industrial	1,340	179	(1)	—	1,518
Capital goods	2,395	428	(3)	—	2,820
Consumer—cyclical	1,700	213	(5)	—	1,908
Transportation	1,131	241	—	—	1,372
Other	373	39	—	—	412

Total U.S. corporate	30,330	4,864	(62)	—	35,132

Non-U.S. corporate:
Utilities	888	69	(1)	—	956
Energy	1,213	203	—	—	1,416
Finance and insurance	2,147	293	(7)	—	2,433
Consumer—non-cyclical	673	84	(2)	—	755
Technology and communications	1,109	172	(1)	—	1,280
Industrial	974	126	(1)	—	1,099
Capital goods	627	66	(1)	—	692
Consumer—cyclical	326	27	(1)	—	352
Transportation	422	68	—	—	490
Other	1,089	181	(3)	—	1,267

Total non-U.S. corporate	9,468	1,289	(17)	—	10,740

Residential mortgage-backed	1,432	141	(1)	—	1,572
Commercial mortgage-backed	2,496	176	(2)	—	2,670
Other asset-backed	2,365	43	(1)	—	2,407

Total available-for-sale fixed maturity securities	$53,181	$8,191	$(98)	$—	$61,274

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of September 30, 2021:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government - sponsored enterprises	$32	$(1)	6	$—	$—	—	$32	$(1)	6
State and political subdivisions	281	(4)	52	—	—	—	281	(4)	52
Non-U.S. government	175	(7)	28	16	(3)	2	191	(10)	30
U.S. corporate	2,073	(52)	212	139	(10)	12	2,212	(62)	224
Non-U.S. corporate	707	(14)	92	19	(3)	2	726	(17)	94
Residential mortgage-backed	68	(1)	16	—	—	—	68	(1)	16
Commercial mortgage-backed	71	(1)	9	32	(1)	5	103	(2)	14
Other asset-backed	353	(1)	63	—	—	—	353	(1)	63

Total for fixed maturity securities in an unrealized loss position	$3,760	$(81)	478	$206	$(17)	21	$3,966	$(98)	499

% Below cost:
<20% Below cost	$3,754	$(77)	477	$201	$(15)	20	$3,955	$(92)	497
20%-50% Below cost	6	(4)	1	5	(2)	1	11	(6)	2

Total for fixed maturity securities in an unrealized loss position	$3,760	$(81)	478	$206	$(17)	21	$3,966	$(98)	499

Investment grade	$3,546	$(73)	445	$161	$(10)	15	$3,707	$(83)	460
Below investment grade	214	(8)	33	45	(7)	6	259	(15)	39

Total for fixed maturity securities in an unrealized loss position	$3,760	$(81)	478	$206	$(17)	21	$3,966	$(98)	499

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of September 30, 2021:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$164	$(8)	29	$—	$—	—	$164	$(8)	29
Energy	145	(6)	16	23	(4)	4	168	(10)	20
Finance and insurance	745	(14)	64	79	(4)	4	824	(18)	68
Consumer—non-cyclical	252	(5)	26	—	—	—	252	(5)	26
Technology and communications	330	(11)	31	19	(1)	2	349	(12)	33
Industrial	86	(1)	10	—	—	—	86	(1)	10
Capital goods	146	(2)	14	18	(1)	2	164	(3)	16
Consumer—cyclical	205	(5)	22	—	—	—	205	(5)	22

Subtotal, U.S. corporate securities	2,073	(52)	212	139	(10)	12	2,212	(62)	224

Non-U.S. corporate:
Utilities	48	(1)	7	—	—	—	48	(1)	7
Finance and insurance	346	(7)	41	—	—	—	346	(7)	41
Consumer—non-cyclical	72	(1)	12	6	(1)	1	78	(2)	13
Technology and communications	41	(1)	6	—	—	—	41	(1)	6
Industrial	81	(1)	9	—	—	—	81	(1)	9
Capital goods	55	(1)	5	—	—	—	55	(1)	5
Consumer—cyclical	22	(1)	7	—	—	—	22	(1)	7
Other	42	(1)	5	13	(2)	1	55	(3)	6

Subtotal, non-U.S. corporate securities	707	(14)	92	19	(3)	2	726	(17)	94

Total for corporate securities in an unrealized loss position	$2,780	$(66)	304	$158	$(13)	14	$2,938	$(79)	318

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

The scheduled maturity distribution of fixed maturity securities as of September 30, 2021 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,422	$1,449
Due after one year through five years	8,386	9,039
Due after five years through ten years	13,510	14,956
Due after ten years	23,570	29,181

Subtotal	46,888	54,625
Residential mortgage-backed	1,432	1,572
Commercial mortgage-backed	2,496	2,670
Other asset-backed	2,365	2,407

Total	$53,181	$61,274

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2021, securities issued by finance and insurance, consumer—non-cyclical,
utilities and technology and communications industry groups represented approximately 25%, 15%, 13% and 11%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of September 30, 2021, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
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
We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	September 30, 2021		December 31, 2020
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,756	40%	$2,442	36%
Industrial	1,498	22	1,638	24
Office	1,527	22	1,567	23
Apartments	587	8	529	8
Mixed use	296	4	286	4
Other	252	4	312	5

Subtotal	6,916	100%	6,774	100%

Allowance for credit losses	(30)		(31)

Total	$6,886		$6,743

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2021		December 31, 2020
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,779	26%	$1,711	25%
Pacific	1,414	20	1,510	22
Middle Atlantic	951	14	994	15
Mountain	903	13	781	12
West North Central	471	7	467	7
West South Central	479	7	423	6
East North Central	464	7	441	6
New England	255	3	260	4
East South Central	200	3	187	3

Subtotal	6,916	100%	6,774	100%

Allowance for credit losses	(30)		(31)

Total	$6,886		$6,743

As of September 30, 2021 and December 31, 2020, all of our commercial mortgage loans were current. For a discussion of our policy related to placing commercial mortgage loans on non-accrual
status, see Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2020 Annual Report on Form
10-K.
As of September 30, 2021 and December 31, 2020, we had no commercial mortgage loans on non-accrual
status.
During the nine months ended September 30, 2021 and the year ended December 31, 2020, we did not have any modifications or extensions that were considered troubled debt restructurings.
The following table sets forth the allowance for credit losses related to commercial mortgage loans as of or for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Allowance for credit losses:
Beginning balance	$33	$28	$31	$13
Cumulative effect of change in accounting	—	—	—	16
Provision	(3)	3	(1)	2
Write-offs	—	—	—	—
Recoveries	—	—	—	—

Ending balance	$30	$31	$30	$31

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
The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of September 30, 2021:

(Amounts in millions)	2021	2020	2019	2018	2017	2016 and prior	Total
Debt-to-value:
0% - 50%	$28	$72	$53	$165	$188	$2,080	$2,586
51% - 60%	40	25	168	268	277	756	1,534
61% - 75%	671	431	528	501	169	496	2,796

Total amortized cost	$739	$528	$749	$934	$634	$3,332	$6,916

Debt service coverage ratio:
Less than 1.00	$—	$10	$19	$42	$50	$126	$247
1.00 - 1.25	3	70	74	81	37	327	592
1.26 - 1.50	120	32	169	165	42	312	840
1.51 - 2.00	514	222	287	454	265	1,058	2,800
Greater than 2.00	102	194	200	192	240	1,509	2,437

Total amortized cost	$739	$528	$749	$934	$634	$3,332	$6,916

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the
debt-to-value
of commercial mortgage loans by property

type as of the dates indicated:

	September 30, 2021
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$885	$619	$1,252	$—	$—	$2,756
Industrial	805	261	432	—	—	1,498
Office	527	364	636	—	—	1,527
Apartments	214	97	276	—	—	587
Mixed use	91	82	123	—	—	296
Other	64	111	77	—	—	252

Total amortized cost	$2,586	$1,534	$2,796	$—	$—	$6,916

% of total	38%	22%	40%	—%	—%	100%

Weighted-average debt service coverage ratio	2.37	1.83	1.59	—	—	1.94

	December 31, 2020
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$913	$639	$859	$29	$2	$2,442
Industrial	798	351	456	33	—	1,638
Office	523	431	595	18	—	1,567
Apartments	199	86	238	6	—	529
Mixed use	112	47	127	—	—	286
Other	100	74	121	17	—	312

Total amortized cost	$2,645	$1,628	$2,396	$103	$2	$6,774

% of total	39%	24%	35%	2%	—%	100%

Weighted-average debt service coverage ratio	2.40	1.83	1.61	1.49	0.64	1.97

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	September 30, 2021
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$106	$171	$410	$1,314	$755	$2,756
Industrial	9	66	100	590	733	1,498
Office	76	110	190	544	607	1,527
Apartments	17	63	86	207	214	587
Mixed use	34	32	41	91	98	296
Other	5	150	13	54	30	252

Total amortized cost	$247	$592	$840	$2,800	$2,437	$6,916

% of total	4%	9%	12%	40%	35%	100%

Weighted-average debt-to-value	62%	61%	62%	59%	43%	54%

	December 31, 2020
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$55	$169	$483	$969	$766	$2,442
Industrial	21	85	143	616	773	1,638
Office	101	99	170	634	563	1,567
Apartments	9	24	126	228	142	529
Mixed use	5	24	29	115	113	286
Other	25	125	41	28	93	312

Total amortized cost	$216	$526	$992	$2,590	$2,450	$6,774

% of total	3%	8%	15%	38%	36%	100%

Weighted-average debt-to-value	57%	62%	62%	57%	44%	53%

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
Investments in limited partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing
member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of September 30,

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2021 and December 31, 2020, the total carrying value of these investments was $1,560 million and $1,018 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		September 30, 2021	December 31, 2020		September 30, 2021	December 31, 2020
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$298	$468	Other liabilities	$44	$23
Foreign currency swaps	Other invested assets	5	1	Other liabilities	—	2

Total cash flow hedges		303	469		44	25

Total derivatives designated as hedges		303	469		44	25

Derivatives not designated as hedges
Equity index options	Other invested assets	33	63	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	2	42	Other liabilities	—	1
GMWB embedded derivatives	Reinsurance recoverable (1)	19	26	Policyholder account balances (2)	286	379
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	312	399
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	26	26

Total derivatives not designated as hedges		54	131		624	805

Total derivatives		$357	$600		$668	$830

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.
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

(Notional in millions)	Measurement	December 31, 2020	Additions	Maturities/ terminations	September 30, 2021
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,178	$—	$(434)	$7,744
Foreign currency swaps	Notional	127	—	—	127

Total cash flow hedges		8,305	—	(434)	7,871

Total derivatives designated as hedges		8,305	—	(434)	7,871

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—	(4,674)	—
Equity index options	Notional	2,000	922	(1,285)	1,637
Financial futures	Notional	1,104	2,918	(3,085)	937
Other foreign currency contracts	Notional	1,186	24	(1,111)	99

Total derivatives not designated as hedges		8,964	3,864	(10,155)	2,673

Total derivatives		$17,269	$3,864	$(10,589)	$10,544

(Number of policies)	Measurement	December 31, 2020	Additions	Maturities/ terminations	September 30, 2021
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	23,713	—	(1,409)	22,304
Fixed index annuity embedded derivatives	Policies	12,778	—	(2,660)	10,118
Indexed universal life embedded derivatives	Policies	842	—	(36)	806
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the
pre-tax
income (loss) effects of cash flow hedges for the three months ended September 30, 2021:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$27	$58	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	5	—	Net investment income	—	Net investment gains (losses)

Total	$32	$58		$—

The following table provides information about the
pre-tax
income (loss) effects of cash flow hedges for the three months ended September 30, 2020:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(246)	$50	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	4	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	10	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(7)	—	Net investment income	—	Net investment gains (losses)

Total	$(243)	$54		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the
pre-tax
income (loss) effects of cash flow hedges

for the nine months ended September 30, 2021:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(188)	$162	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	36	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	6	—	Net investment income	—	Net investment gains (losses)

Total	$(146)	$162		$—

The following table provides information about the
pre-tax
income (loss) effects of cash flow hedges for the nine months ended September 30, 2020:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$738	$139	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	8	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(52)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	6	—	Net investment income	—	Net investment gains (losses)

Total	$692	$147		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2021	2020
Derivatives qualifying as effective accounting hedges as of July 1	$2,003	$2,677
Current period increases (decreases) in fair value, net of deferred taxes of $(7) and $52	25	(191)
Reclassification to net (income) loss, net of deferred taxes of $21 and $19	(37)	(35)

Derivatives qualifying as effective accounting hedges as of September 30	$1,991	$2,451

	Nine months ended September 30,
(Amounts in millions)	2021	2020
Derivatives qualifying as effective accounting hedges as of January 1	$2,211	$2,002
Current period increases (decreases) in fair value, net of deferred taxes of $31 and $(148)	(115)	544
Reclassification to net (income) loss, net of deferred taxes of $57 and $52	(105)	(95)

Derivatives qualifying as effective accounting hedges as of September 30	$1,991	$2,451

The total of derivatives designated as cash flow hedges of $1,991 million, net of taxes, recorded in stockholders’ equity as of September 30, 2021 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $140 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the nine months ended September 30, 2021 and 2020, we reclassified $8 million and $7 million, respectively, to net income (loss) in connection with forecasted transactions that were no longer considered probable of occurring.
Derivatives Not Designated As Hedges
We also enter into certain
non-qualifying
derivative instruments such as: (i) interest rate swaps and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) equity index options, equity return swaps, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits, fixed index annuities and indexed universal life; and (iii) foreign currency options and forward contracts to mitigate currency risk associated with future dividends, cash payments to AXA reported as discontinued operations and/or other cash flows from certain foreign subsidiaries to our holding company. Additionally, we provide GMWBs on certain variable annuities that are required to be bifurcated as embedded derivatives. We also offer fixed index annuity and indexed universal life insurance products and have reinsurance agreements with certain features that are required to be bifurcated as embedded derivatives.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the
pre-tax
gain (loss) recognized in net income (loss) for the

effects of derivatives not designated as hedges for the periods indicated:

	Three months ended September 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2021	2020
Interest rate swaps	$(1)	$1	Net investment gains (losses)
Equity index options	—	7	Net investment gains (losses)
Financial futures	—	(41)	Net investment gains (losses)
Other foreign currency contracts	—	(1)	Net investment gains (losses)
GMWB embedded derivatives	(4)	54	Net investment gains (losses)
Fixed index annuity embedded derivatives	(3)	(18)	Net investment gains (losses)
Indexed universal life embedded derivatives	4	3	Net investment gains (losses)

Total derivatives not designated as hedges	$(4)	$5

	Nine months ended September 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2021	2020
Interest rate swaps	$2	$(11)	Net investment gains (losses)
Equity index options	9	(2)	Net investment gains (losses)
Financial futures	(102)	97	Net investment gains (losses)
Other foreign currency contracts	—	7	Net investment gains (losses)
GMWB embedded derivatives	103	(153)	Net investment gains (losses)
Fixed index annuity embedded derivatives	(21)	(31)	Net investment gains (losses)
Indexed universal life embedded derivatives	17	10	Net investment gains (losses)

Total derivatives not designated as hedges	$8	$(83)

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivative Counterparty Credit Risk
M
ost of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	September 30, 2021			December 31, 2020
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$339	$44	$295	$574	$26	$548
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	339	44	295	574	26	548
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(34)	(34)	—	(20)	(20)	—
Collateral received	(233)	—	(233)	(401)	—	(401)
Collateral pledged	—	(550)	550	—	(505)	505
Over collateralization	10	540	(530)	2	499	(497)

Net amount	$82	$—	$82	$155	$—	$155

(1)
Included $1 million of accruals on derivatives classified as other assets as of September 30, 2021 and does not include amounts related to embedded derivatives as of September 30, 2021 and December 31, 2020.

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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of September 30, 2021.
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
Level 2 measurements
Fixed maturity securities

•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, 90% of our portfolio was priced using third-party pricing services as of September 30, 2021. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of September 30, 2021:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$4,500	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$3,339	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$833	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$31,272	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$8,555	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$1,550	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$2,650	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$2,289	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Internal models:
A portion of our U.S. corporate and
non-U.S.
corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,592 million and $1,004 million, respectively, as of September 30, 2021. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

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
Level 3 measurements
Fixed maturity securities

•
Broker quotes:
A portion of our state and political subdivisions, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $249 million as of September 30, 2021.

•
Internal models:
A portion of our state and political subdivisions, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,441 million as of September 30, 2021.

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
Equity index options.
We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of September 30, 2021, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
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
Non-performance
risk is integrated into the discount rate used to value GMWB liabilities. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance
risk of the GMWB liabilities. As of September 30, 2021 and December 31, 2020, the impact of non-performance
risk resulted in a lower fair value of our GMWB liabilities of $51 million and $66 million, respectively.
We classify the GMWB valuation as Level 3 based on having significant unobservable inputs, with equity index volatility and non-performance
risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the GMWB liabilities will increase. Any increase in non-performance
risk would increase the discount rate and would decrease the fair value of the GMWB liability. Additionally, we consider lapse and utilization assumptions to be significant unobservable inputs. An increase in our lapse assumption would decrease the fair value of the GMWB liability, whereas an increase in our utilization rate would increase the fair value. As of September 30, 2021, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
Fixed index annuity embedded derivatives
We have fixed indexed annuity products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance
risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of September 30, 2021, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Indexed universal life embedded derivatives
We have indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance
risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of September 30, 2021, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2021
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,500	$—	$4,500	$—	$—
State and political subdivisions	3,418	—	3,339	79	—
Non-U.S. government	835	—	833	2	—
U.S. corporate:
Utilities	5,092	—	4,212	880	—
Energy	3,011	—	2,879	132	—
Finance and insurance	9,024	—	8,347	677	—
Consumer—non-cyclical	6,218	—	6,113	105	—
Technology and communications	3,757	—	3,728	29	—
Industrial	1,518	—	1,498	20	—
Capital goods	2,820	—	2,771	49	—
Consumer—cyclical	1,908	—	1,771	137	—
Transportation	1,372	—	1,307	65	—
Other	412	—	238	174	—

Total U.S. corporate	35,132	—	32,864	2,268	—

Non-U.S. corporate:
Utilities	956	—	612	344	—
Energy	1,416	—	1,270	146	—
Finance and insurance	2,433	—	2,272	161	—
Consumer—non-cyclical	755	—	691	64	—
Technology and communications	1,280	—	1,252	28	—
Industrial	1,099	—	1,020	79	—
Capital goods	692	—	489	203	—
Consumer—cyclical	352	—	277	75	—
Transportation	490	—	436	54	—
Other	1,267	—	1,240	27	—

Total non-U.S. corporate	10,740	—	9,559	1,181	—

Residential mortgage-backed	1,572	—	1,550	22	—
Commercial mortgage-backed	2,670	—	2,650	20	—
Other asset-backed	2,407	—	2,289	118	—

Total fixed maturity securities	61,274	—	57,584	3,690	—

Equity securities	156	58	61	37	—

Other invested assets:
Derivative assets:
Interest rate swaps	298	—	298	—	—
Foreign currency swaps	5	—	5	—	—
Equity index options	33	—	—	33	—
Other foreign currency contracts	2	—	2	—	—

Total derivative assets	338	—	305	33	—

Short-term investments	69	—	69	—	—
Limited partnerships	1,263	—	—	—	1,263

Total other invested assets	1,670	—	374	33	1,263

Reinsurance recoverable (2)	19	—	—	19	—
Separate account assets	5,978	5,978	—	—	—

Total assets	$69,097	$6,036	$58,019	$3,779	$1,263

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of July 1, 2021	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2021	Total gains (losses) attributable to assets still held
		Included in net income (loss)	Included in OCI								Included in net income (loss)	Included in OCI
Fixed maturity securities:
State and political subdivisions	$75	$1	$3	$—	$—	$—	$—	$—	$—	$79	$1	$3
Non-U.S. government	—	—	—	2	—	—	—	—	—	2	—	—
U.S. corporate:
Utilities	842	—	(5)	46	—	—	(3)	—	—	880	—	(5)
Energy	77	—	—	50	—	—	(3)	8	—	132	—	—
Finance and insurance	661	—	(5)	72	—	—	(20)	—	(31)	677	—	(4)
Consumer—non-cyclical	109	—	(1)	—	—	—	—	—	(3)	105	—	—
Technology and communications	30	—	(1)	—	—	—	—	—	—	29	—	(1)
Industrial	20	—	—	—	—	—	—	—	—	20	—	—
Capital goods	59	—	—	—	—	—	(10)	—	—	49	—	—
Consumer—cyclical	139	—	—	—	—	—	(2)	—	—	137	—	—
Transportation	67	—	—	—	—	—	(2)	—	—	65	—	—
Other	198	—	—	—	—	—	(23)	—	(1)	174	—	—

Total U.S. corporate	2,202	—	(12)	168	—	—	(63)	8	(35)	2,268	—	(10)

Non-U.S. corporate:
Utilities	348	—	(4)	—	—	—	—	—	—	344	—	(3)
Energy	152	—	(1)	—	—	—	(5)	—	—	146	—	(1)
Finance and insurance	202	1	—	1	—	—	(10)	—	(33)	161	1	(1)
Consumer—non-cyclical	74	1	(1)	—	—	—	(13)	3	—	64	—	—
Technology and communications	28	—	—	—	—	—	—	—	—	28	—	—
Industrial	94	1	(2)	—	—	—	(14)	—	—	79	—	—
Capital goods	181	—	3	19	—	—	—	—	—	203	—	2
Consumer—cyclical	147	—	—	—	—	—	—	—	(72)	75	—	—
Transportation	83	3	(2)	—	—	—	(30)	—	—	54	—	(1)
Other	53	6	(2)	—	—	—	(30)	—	—	27	—	—

Total non-U.S. corporate	1,362	12	(9)	20	—	—	(102)	3	(105)	1,181	1	(4)

Residential mortgage-backed	13	—	—	—	—	—	(1)	10	—	22	—	—
Commercial mortgage-backed	20	—	(1)	1	—	—	—	—	—	20	—	—
Other asset-backed	88	—	—	36	—	—	(6)	—	—	118	—	—

Total fixed maturity securities	3,760	13	(19)	227	—	—	(172)	21	(140)	3,690	2	(11)

Equity securities	38	—	—	—	—	—	(1)	—	—	37	—	—

Other invested assets:
Derivative assets:
Equity index options	47	—	—	5	—	—	(19)	—	—	33	(1)	—

Total derivative assets	47	—	—	5	—	—	(19)	—	—	33	(1)	—

Total other invested assets	47	—	—	5	—	—	(19)	—	—	33	(1)	—

Reinsurance recoverable (2)	18	1	—	—	—	—	—	—	—	19	1	—

Total Level 3 assets	$3,863	$14	$(19)	$232	$—	$—	$(192)	$21	$(140)	$3,779	$2	$(11)

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Beginning balance as of July 1, 2020	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2020	Total gains (losses) attributable to assets still held
		Included in net income (loss)	Included in OCI								Included in net income (loss)	Included in OCI
Fixed maturity securities:
State and political subdivisions	$63	$1	$(7)	$—	$—	$—	$—	$—	$—	$57	$1	$(6)
U.S. corporate:
Utilities	936	10	(4)	15	—	—	(52)	—	(64)	841	—	1
Energy	123	—	—	7	—	—	(16)	—	—	114	—	—
Finance and insurance	551	—	2	71	—	—	(16)	—	(77)	531	—	2
Consumer—non-cyclical	103	—	—	—	—	—	—	—	—	103	—	1
Technology and communications	66	—	3	57	—	—	—	—	—	126	—	3
Industrial	39	—	1	—	—	—	—	—	—	40	—	—
Capital goods	97	—	—	—	—	—	—	—	—	97	—	—
Consumer—cyclical	198	3	(1)	—	—	—	(30)	—	—	170	—	1
Transportation	54	—	1	—	—	—	(1)	—	—	54	—	1
Other	165	—	—	—	—	—	(1)	—	—	164	—	—

Total U.S. corporate	2,332	13	2	150	—	—	(116)	—	(141)	2,240	—	9

Non-U.S. corporate:
Utilities	357	—	4	—	—	—	—	6	(20)	347	—	3
Energy	237	—	—	—	—	—	—	—	—	237	—	1
Finance and insurance	311	1	(2)	—	—	—	—	19	(25)	304	1	(2)
Consumer—non-cyclical	54	—	—	—	—	—	—	—	—	54	—	—
Technology and communications	28	—	—	—	—	—	—	—	—	28	—	—
Industrial	92	—	1	—	—	—	—	—	—	93	—	1
Capital goods	173	—	—	10	—	—	(10)	—	—	173	—	(1)
Consumer—cyclical	156	—	4	17	—	—	—	—	(10)	167	—	4
Transportation	141	—	(2)	—	—	—	—	—	(28)	111	—	(3)
Other	145	—	3	—	—	—	(12)	—	—	136	—	3

Total non-U.S. corporate	1,694	1	8	27	—	—	(22)	25	(83)	1,650	1	6

Residential mortgage-backed	24	—	(1)	—	—	—	—	—	(9)	14	—	—
Commercial mortgage-backed	21	—	(1)	—	—	—	—	—	—	20	—	—
Other asset-backed	90	—	1	78	—	—	(4)	—	(25)	140	—	1

Total fixed maturity securities	4,224	15	2	255	—	—	(142)	25	(258)	4,121	2	10

Equity securities	53	—	—	—	(1)	—	—	—	—	52	—	—

Other invested assets:
Derivative assets:
Equity index options	66	7	—	27	—	—	(33)	—	—	67	(1)	—

Total derivative assets	66	7	—	27	—	—	(33)	—	—	67	(1)	—

Total other invested assets	66	7	—	27	—	—	(33)	—	—	67	(1)	—

Reinsurance recoverable (2)	38	(3)	—	—	—	—	—	—	—	35	(3)	—

Total Level 3 assets	$4,381	$19	$2	$282	$(1)	$—	$(175)	$25	$(258)	$4,275	$(2)	$10

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2021	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2021	Total gains (losses) attributable to assets still held
		Included in net income (loss)	Included in OCI								Included in net income (loss)	Included in OCI
Fixed maturity securities:
State and political subdivisions	$66	$3	$10	$—	$—	$—	$—	$—	$—	$79	$3	$10
Non-U.S. government	—	—	—	2	—	—	—	—	—	2	—	—
U.S. corporate:
Utilities	842	—	(12)	62	—	—	(17)	18	(13)	880	—	(11)
Energy	128	—	4	50	—	—	(6)	8	(52)	132	—	—
Finance and insurance	607	—	(10)	145	—	—	(45)	17	(37)	677	—	(9)
Consumer—non-cyclical	109	—	(2)	—	—	—	(2)	3	(3)	105	—	(2)
Technology and communications	47	—	(1)	12	—	—	—	4	(33)	29	—	(2)
Industrial	40	—	—	—	—	—	(20)	—	—	20	—	—
Capital goods	60	—	(1)	—	—	—	(10)	—	—	49	—	(1)
Consumer—cyclical	150	—	(1)	—	—	—	(4)	—	(8)	137	—	(1)
Transportation	70	—	—	—	—	—	(5)	—	—	65	—	—
Other	219	—	(2)	—	—	—	(29)	6	(20)	174	—	—

Total U.S. corporate	2,272	—	(25)	269	—	—	(138)	56	(166)	2,268	—	(26)

Non-U.S. corporate:
Utilities	352	—	(6)	30	—	—	(8)	—	(24)	344	—	(6)
Energy	245	—	7	—	—	—	(27)	—	(79)	146	—	3
Finance and insurance	305	2	1	1	(2)	—	(62)	—	(84)	161	3	(12)
Consumer—non-cyclical	67	1	(2)	8	—	—	(13)	3	—	64	—	(1)
Technology and communications	28	—	—	—	—	—	—	—	—	28	—	—
Industrial	95	1	(3)	—	—	—	(14)	—	—	79	—	(1)
Capital goods	178	—	1	24	—	—	—	—	—	203	—	1
Consumer—cyclical	146	—	—	16	—	—	—	—	(87)	75	—	—
Transportation	109	3	(2)	—	—	—	(49)	—	(7)	54	—	—
Other	83	6	(3)	—	—	—	(44)	—	(15)	27	—	(1)

Total non-U.S. corporate	1,608	13	(7)	79	(2)	—	(217)	3	(296)	1,181	3	(17)

Residential mortgage-backed	14	—	—	—	—	—	(2)	10	—	22	—	—
Commercial mortgage-backed	20	—	(1)	1	—	—	—	—	—	20	—	(1)
Other asset-backed	109	—	1	39	—	—	(15)	2	(18)	118	—	1

Total fixed maturity securities	4,089	16	(22)	390	(2)	—	(372)	71	(480)	3,690	6	(33)

Equity securities	51	—	—	—	(8)	—	(6)	—	—	37	—	—

Other invested assets:
Derivative assets:
Equity index options	63	9	—	15	—	—	(54)	—	—	33	3	—

Total derivative assets	63	9	—	15	—	—	(54)	—	—	33	3	—

Total other invested assets	63	9	—	15	—	—	(54)	—	—	33	3	—

Reinsurance recoverable (2)	26	(8)	—	—	—	1	—	—	—	19	(8)	—

Total Level 3 assets	$4,229	$17	$(22)	$405	$(10)	$1	$(432)	$71	$(480)	$3,779	$1	$(33)

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Beginning balance as of January 1, 2020	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2020	Total gains (losses) attributable to assets still held
		Included in net income (loss)	Included in OCI								Included in net income (loss)	Included in OCI
Fixed maturity securities:
State and political subdivisions	$102	$2	$(19)	$—	$—	$—	$(1)	$—	$(27)	$57	$2	$(19)
Non-U.S. government	—	—	—	—	—	—	(1)	1	—	—	—	—
U.S. corporate:
Utilities	865	10	8	47	—	—	(54)	42	(77)	841	—	14
Energy	129	1	(2)	17	(21)	—	(19)	22	(13)	114	—	(4)
Finance and insurance	572	2	4	92	—	—	(40)	—	(99)	531	—	7
Consumer—non-cyclical	94	—	2	8	—	—	(1)	—	—	103	—	3
Technology and communications	50	—	4	77	—	—	—	—	(5)	126	—	4
Industrial	40	—	—	—	—	—	—	—	—	40	—	—
Capital goods	102	—	(1)	—	—	—	(4)	—	—	97	—	(1)
Consumer—cyclical	173	3	3	—	—	—	(33)	24	—	170	—	5
Transportation	78	—	(1)	—	—	—	(3)	10	(30)	54	—	1
Other	136	—	1	5	—	—	(5)	27	—	164	—	1

Total U.S. corporate	2,239	16	18	246	(21)	—	(159)	125	(224)	2,240	—	30

Non-U.S. corporate:
Utilities	374	—	7	12	—	—	—	27	(73)	347	—	5
Energy	247	—	(8)	—	—	—	(26)	24	—	237	—	(7)
Finance and insurance	234	3	7	15	—	—	—	77	(32)	304	3	8
Consumer—non-cyclical	59	—	2	8	—	—	—	1	(16)	54	—	1
Technology and communications	28	—	—	—	—	—	—	—	—	28	—	—
Industrial	104	—	2	—	—	—	(5)	—	(8)	93	—	2
Capital goods	161	1	(2)	10	—	—	(26)	29	—	173	—	(2)
Consumer—cyclical	147	—	1	21	—	—	(7)	32	(27)	167	—	(1)
Transportation	191	—	—	—	—	—	—	22	(102)	111	—	3
Other	140	—	3	5	—	—	(13)	1	—	136	—	3

Total non-U.S. corporate	1,685	4	12	71	—	—	(77)	213	(258)	1,650	3	12

Residential mortgage-backed	27	—	(1)	—	—	—	(1)	4	(15)	14	—	—
Commercial mortgage-backed	6	—	1	—	—	—	—	20	(7)	20	—	1
Other asset-backed	93	—	(1)	86	—	—	(12)	—	(26)	140	—	(1)

Total fixed maturity securities	4,152	22	10	403	(21)	—	(251)	363	(557)	4,121	5	23

Equity securities	51	—	—	6	(5)	—	—	—	—	52	—	—

Other invested assets:
Derivative assets:
Equity index options	81	(2)	—	45	—	—	(57)	—	—	67	4	—

Total derivative assets	81	(2)	—	45	—	—	(57)	—	—	67	4	—

Total other invested assets	81	(2)	—	45	—	—	(57)	—	—	67	4	—

Reinsurance recoverable (2)	20	14	—	—	—	1	—	—	—	35	14	—

Total Level 3 assets	$4,304	$34	$10	$454	$(26)	$1	$(308)	$363	$(557)	$4,275	$23	$23

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$13	$15	$16	$21
Net investment gains (losses)	1	4	1	13

Total	$14	$19	$17	$34

Total gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$2	$2	$6	$5
Net investment gains (losses)	—	(4)	(5)	18

Total	$2	$(2)	$1	$23

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

September 30, 2021:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted- average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$845	Credit spreads	51bps - 198bps	127bps
Energy	Internal models	117	Credit spreads	57bps - 210bps	148bps
Finance and insurance	Internal models	670	Credit spreads	44bps - 170bps	119bps
Consumer—non-cyclical	Internal models	105	Credit spreads	52bps - 210bps	119bps
Technology and communications	Internal models	29	Credit spreads	76bps - 162bps	130bps
Industrial	Internal models	20	Credit spreads	85bps - 175bps	137bps
Capital goods	Internal models	49	Credit spreads	76bps - 169bps	128bps
Consumer—cyclical	Internal models	136	Credit spreads	80bps - 162bps	126bps
Transportation	Internal models	53	Credit spreads	45bps - 134bps	89bps
Other	Internal models	167	Credit spreads	71bps - 155bps	88bps

Total U.S. corporate	Internal models	$2,191	Credit spreads	44bps - 210bps	121bps

Non-U.S. corporate:
Utilities	Internal models	$344	Credit spreads	63bps - 198bps	110bps
Energy	Internal models	135	Credit spreads	65bps - 162bps	111bps
Finance and insurance	Internal models	160	Credit spreads	85bps - 118bps	93bps
Consumer—non-cyclical	Internal models	63	Credit spreads	52bps - 125bps	84bps
Technology and communications	Internal models	28	Credit spreads	65bps - 109bps	91bps
Industrial	Internal models	79	Credit spreads	57bps - 152bps	96bps
Capital goods	Internal models	173	Credit spreads	52bps - 193bps	108bps
Consumer—cyclical	Internal models	60	Credit spreads	84bps - 162bps	114bps
Transportation	Internal models	53	Credit spreads	52bps - 162bps	78bps
Other	Internal models	26	Credit spreads	64bps - 297bps	95bps

Total non-U.S. corporate	Internal models	$1,121	Credit spreads	52bps - 297bps	103bps

Derivative assets:
Equity index options	Discounted cash flows	$33	Equity index volatility	6% - 50%	28%

(1)	Unobservable inputs weighted by the relative fair value of the associated instrument for fixed maturity securities and by notional for derivative assets.
Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2021
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$286	$—	$—	$286
Fixed index annuity embedded derivatives	312	—	—	312
Indexed universal life embedded derivatives	26	—	—	26

Total policyholder account balances	624	—	—	624

Derivative liabilities:
Interest rate swaps	44	—	44	—

Total derivative liabilities	44	—	44	—

Total liabilities	$668	$—	$44	$624

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	December 31, 2020
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$379	$—	$—	$379
Fixed index annuity embedded derivatives	399	—	—	399
Indexed universal life embedded derivatives	26	—	—	26

Total policyholder account balances	804	—	—	804

Derivative liabilities:
Interest rate swaps	23	—	23	—
Foreign currency swaps	2	—	2	—
Other foreign currency contracts	1	—	1	—

Total derivative liabilities	26	—	26	—

Total liabilities	$830	$—	$26	$804

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2021	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2021	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements				Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$275	$5	$—	$—	$—	$6	$—	$—	$—	$286	$5	$—
Fixed index annuity embedded derivatives	339	3	—	—	—	—	(30)	—	—	312	3	—
Indexed universal life embedded derivatives	24	(4)	—	—	—	6	—	—	—	26	(4)	—

Total policyholder account balances	638	4	—	—	—	12	(30)	—	—	624	4	—

Total Level 3 liabilities	$638	$4	$—	$—	$—	$12	$(30)	$—	$—	$624	$4	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of July 1, 2020	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2020	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements				Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$559	$(57)	$—	$—	$—	$6	$—	$—	$—	$508	$(57)	$—
Fixed index annuity embedded derivatives	447	18	—	—	—	—	(33)	—	—	432	18	—
Indexed universal life embedded derivatives	23	(3)	—	—	—	5	—	—	—	25	(3)	—

Total policyholder account balances	1,029	(42)	—	—	—	11	(33)	—	—	965	(42)	—

Total Level 3 liabilities	$1,029	$(42)	$—	$—	$—	$11	$(33)	$—	$—	$965	$(42)	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2021	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2021	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements				Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$379	$(111)	$—	$—	$—	$18	$—	$—	$—	$286	$(106)	$—
Fixed index annuity embedded derivatives	399	21	—	—	—	—	(108)	—	—	312	21	—
Indexed universal life embedded derivatives	26	(17)	—	—	—	17	—	—	—	26	(17)	—

Total policyholder account balances	804	(107)	—	—	—	35	(108)	—	—	624	(102)	—

Total Level 3 liabilities	$804	$(107)	$—	$—	$—	$35	$(108)	$—	$—	$624	$(102)	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of January 1, 2020	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2020	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements				Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$323	$167	$—	$—	$—	$18	$—	$—	$—	$508	$174	$—
Fixed index annuity embedded derivatives	452	31	—	—	—	—	(51)	—	—	432	31	—
Indexed universal life embedded derivatives	19	(10)	—	—	—	16	—	—	—	25	(10)	—

Total policyholder account balances	794	188	—	—	—	34	(51)	—	—	965	195	—

Total Level 3 liabilities	$794	$188	$—	$—	$—	$34	$(51)	$—	$—	$965	$195	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	4	(42)	(107)	188

Total	$4	$(42)	$(107)	$188

Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	4	(42)	(102)	195

Total	$4	$(42)	$(102)	$195

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2021:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted- average (1)
Policyholder account balances:
			Withdrawal utilization rate	59% - 88%	76%
			Lapse rate	2% - 9%	4%
			Non-performance risk (credit spreads)	14bps - 83bps	65bps
GMWB embedded derivatives (2)	Stochastic cash flow model	$286	Equity index volatility	18% - 27%	23%
Fixed index annuity embedded derivatives	Option budget method	$312	Expected future interest credited	— % - 3%	1%
Indexed universal life embedded derivatives	Option budget method	$26	Expected future interest credited	3% - 10%	5%

(1)	Unobservable inputs weighted by the policyholder account balances associated with the instrument.
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

	September 30, 2021
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,886	$7,308	$—	$—	$7,308
Bank loan investments		(1)	292	297	—	—	297
Liabilities:
Long-term borrowings		(1)	2,412	2,301	—	2,301	—
Investment contracts		(1)	9,029	9,788	—	—	9,788
Other firm commitments:
Commitments to fund limited partnerships	1,177		—	—	—	—	—
Commitments to fund bank loan investments	248		—	—	—	—	—
Ordinary course of business lending commitments	137		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

	December 31, 2020
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,743	$7,145	$—	$—	$7,145
Bank loan investments		(1)	344	354	—	—	354
Liabilities:
Long-term borrowings		(1)	3,403	3,090	—	3,090	—
Investment contracts		(1)	10,276	11,353	—	—	11,353
Other firm commitments:
Commitments to fund limited partnerships	1,090		—	—	—	—	—
Commitments to fund bank loan investments	32		—	—	—	—	—
Ordinary course of business lending commitments	117		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) Liability for Policy and Contract Claims
The following table sets forth changes in our liability for policy and contract claims as of the dates indicated:

	As of or for the nine months ended September 30,
(Amounts in millions)	2021	2020
Beginning balance	$11,486	$10,750
Less reinsurance recoverables	(2,431)	(2,406)

Net beginning balance	9,055	8,344

Incurred related to insured events of:
Current year	2,978	3,095
Prior years	(439)	(394)

Total incurred	2,539	2,701

Paid related to insured events of:
Current year	(793)	(703)
Prior years	(1,763)	(1,807)

Total paid	(2,556)	(2,510)

Interest on liability for policy and contract claims	304	308
Foreign currency translation	—	(1)

Net ending balance	9,342	8,842
Add reinsurance recoverables	2,401	2,293

Ending balance	$11,743	$11,135

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
For the nine months ended September 30, 2021, the favorable development of $439 million related to insured events of prior years was primarily attributable to our long-term care insurance business largely related to favorable development on prior year incurred but not reported claims, favorable claim terminations mostly attributable to higher mortality and favorable experience on pending claims that did not become an active claim. These decreases were partially offset by higher reserves associated with changes to incidence and mortality experience driven by
COVID-19,
which we believe are temporary.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) Borrowings
The following table sets forth total long-term

borrowings as of the dates indicated:

(Amounts in millions)	September 30, 2021	December 31, 2020
Genworth Holdings (1)
7.20% Senior Notes, due 2021	$—	$338
7.625% Senior Notes, due 2021	—	660
4.90% Senior Notes, due 2023	400	400
4.80% Senior Notes, due 2024	400	400
6.50% Senior Notes, due 2034	297	297
Floating Rate Junior Subordinated Notes, due 2066	598	598

Subtotal	1,695	2,693
Bond consent fees	(15)	(19)
Deferred borrowing charges	(8)	(9)

Total Genworth Holdings	1,672	2,665

Enact Holdings
6.50% Senior Notes, due 2025 (2)	750	750
Deferred borrowing charges	(10)	(12)

Total Enact Holdings	740	738

Total	$2,412	$3,403

(1)
We have the option to redeem all or a portion of the senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

(2)
Senior notes issued by Enact Holdings, our majority-owned U.S. mortgage insurance subsidiary, who has the option to redeem the notes in whole or in part at any time prior to February 15, 2025, by paying a make-whole premium plus accrued and unpaid interest.

Genworth Holdings paid its 7.20% senior notes with a principal balance of $338 million at maturity on February 16, 2021. Genworth Holdings’ 7.20% senior notes were fully redeemed with a cash payment of $350 million, comprised of the outstanding principal balance and accrued interest.
In March 2021, Genworth Holdings repurchased $146 million principal amount of its 7.625% senior notes due in September 2021 for a pre-tax
loss of $4 million and paid accrued interest thereon. On July 21, 2021, Genworth Holdings early redeemed the remainder of its 7.625% senior notes originally scheduled to mature in September 2021. The senior notes were fully redeemed with a cash payment of $532 million, comprised of the outstanding principal balance of $513 million, accrued interest of $13 million and a make-whole premium of $6 million.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Income Taxes
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (reduction) in rate resulting from:
Swaps terminated prior to the TCJA (1)	2.3	2.9	2.7	5.1
Reduction in uncertain tax positions	(5.7)	—	(2.3)	—
Other, net	0.4	0.5	0.3	1.1

Effective rate	18.0%	24.4%	21.7%	27.2%

(1)	Tax Cuts and Jobs Act.
The decrease in the effective tax rate for the three months ended September 30, 2021 was primarily attributable to a reduction in uncertain tax positions due to the expiration of certain statute of limitations in the current year.
The decrease in the effective tax rate for the nine months ended September 30, 2021 was mostly attributable to tax expense on forward starting swaps settled prior to the enactment of the TCJA and non-deductible
expenses in relation to higher
pre-tax
income in the current year. The decrease was also attributable to a reduction in uncertain tax positions due to the expiration of certain statute of limitations in the current year.
(10) Segment Information
We have the following three operating business segments: Enact (formerly known as U.S. Mortgage Insurance); U.S. Life Insurance (which includes our long-term care insurance, life insurance and fixed annuities businesses); and Runoff (which includes the results of non-strategic
products which have not been actively sold since 2011). In addition to our three operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments, including certain international mortgage insurance businesses and discontinued operations.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) assume a 21% tax rate and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.
During the three months ended September 30, 2021, we paid a
pre-tax
make-whole premium of $6 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in September 2021. During the nine months ended September 30, 2021 and 2020, we repurchased $146 million and $84 million, respectively, principal amount of Genworth Holdings’ senior notes with 2021 maturity dates for a pre-tax
gain (loss) of $(4) million and $4 million, respectively. In January 2020, we paid a pre-tax
make-whole expense of $9 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and Rivermont Life Insurance Company I, our indirect wholly-owned special purpose

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

consolidated captive insurance subsidiary, early redeemed all of its $315 million outstanding non-recourse
funding obligations originally due in 2050 resulting in a
pre-tax
loss of $4 million from the
write-off

of deferred borrowing costs. These transactions were excluded from adjusted operating income (loss) as they relate to gains (losses) on the early extinguishment of debt.
We recorded a
pre-tax
expense of $3 million and $29 million for the three and nine months ended September 30, 2021, respectively, and $2 million for the nine months ended September 30, 2020 related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.
The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Revenues:
Enact segment	$281	$284	$845	$819
U.S. Life Insurance segment:
Long-term care insurance	1,256	1,466	3,622	3,672
Life insurance	320	333	997	1,016
Fixed annuities	127	138	381	400

U.S. Life Insurance segment	1,703	1,937	5,000	5,088

Runoff segment	81	103	245	200

Corporate and Other activities	5	(6)	6	23

Total revenues	$2,070	$2,318	$6,096	$6,130

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

Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$314	$418	$741	$(89)
Add: net income from continuing operations attributable to noncontrolling interests	4	—	4	—
Add: net income from discontinued operations attributable to noncontrolling interests	—	18	8	35

Net income (loss)	318	436	753	(54)
Less: income (loss) from discontinued operations, net of taxes	12	34	28	(451)

Income from continuing operations	306	402	725	397
Less: net income from continuing operations attributable to noncontrolling interests	4	—	4	—

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	302	402	721	397
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(88)	(350)	(191)	(359)
(Gains) losses on early extinguishment of debt	6	—	10	9
Expenses related to restructuring	3	—	29	2
Taxes on adjustments	16	73	32	73

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$239	$125	$601	$122

(1)
For the three and nine months ended September 30, 2020, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $1 million and $(14) million, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$134	$141	$395	$286
U.S. Life Insurance segment:
Long-term care insurance	133	59	326	108
Life insurance	(68)	(69)	(171)	(227)
Fixed annuities	28	24	71	58

U.S. Life Insurance segment	93	14	226	(61)

Runoff segment	11	19	38	30
Corporate and Other activities	1	(49)	(58)	(133)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$239	$125	$601	$122

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	September 30, 2021	December 31, 2020
Assets:
Enact segment	$5,987	$5,627
U.S. Life Insurance segment	82,245	84,671
Runoff segment	9,418	9,735
Corporate and Other activities	2,225	2,897

Segment assets from continuing operations	99,875	102,930
Assets related to discontinued operations	—	2,817

Total assets	$99,875	$105,747

(11) Commitments and Contingencies
(a) Litigation and Regulatory Matters
We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force
long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, product administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance business, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of the Real Estate Settlement and Procedures Act of 1974 or related state anti-inducement laws, and mortgage insurance policy rescissions and curtailments, and breaching fiduciary or other duties to

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

c
ustomers, including but not limited to breach of customer information.

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
I
n January 2016, Genworth Financial, certain members of its executive management team, including its former and present chief executive officer, and current and former members of its board of directors were named in a shareholder derivative suit filed by International Union of Operating Engineers Local No. 478 Pension Fund, Richard L. Salberg and David Pinkoski in the Court of Chancery of the State of Delaware. The case was captioned
Int’l Union of Operating Engineers Local No.
 478 Pension Fund, et al v. McInerney, et al
. In February 2016, Genworth Financial, certain members of its executive management team, including its former and present chief executive officer, and current and former members of its board of directors were named in a second shareholder derivative suit filed by Martin Cohen in the Court of Chancery of the State of Delaware. The case was captioned
Cohen v. McInerney, et al
. On February 23, 2016, the Court of Chancery of the State of Delaware consolidated these derivative suits under the caption
Genworth Financial, Inc. Consolidated Derivative
Litigation
. On March 28, 2016, plaintiffs in the consolidated action filed an amended complaint. The amended complaint alleges breaches of fiduciary duties concerning Genworth’s long-term care insurance reserves and concerning Genworth’s former Australian mortgage insurance business, including our plans for an IPO of the business and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the Court may deem proper. The amended consolidated complaint also added Genworth’s then current chief financial officer as a defendant, based on alleged conduct in her former capacity as Genworth’s controller and principal accounting officer. We moved to dismiss the consolidated action on May 27, 2016. Thereafter, plaintiffs filed a substantially similar second amended complaint which we moved to dismiss on September 16, 2016. The action was stayed pending the outcome of the proposed China Oceanwide transaction. On January 14, 2021, the parties submitted a joint letter to the Court requesting that the action remain stayed until April 15, 2021, or until the closing or termination of the merger in the event the merger closed or was terminated prior to April 15, 2021. On April 6, 2021, Genworth Financial terminated the proposed China Oceanwide transaction, thereby lifting the stay. In June 2021, the parties submitted a supplemental briefing on our motion to dismiss. On September 29, 2021, the Court granted our motion and dismissed the action in its entirety.
I
n October 2016, Genworth Financial, certain members of its executive management team, including its former and present chief executive officer, and current and former members of its board of directors were named in a shareholder derivative suit filed by Esther Chopp in the Court of Chancery of the State of Delaware. The case is captioned
Chopp v. McInerney, et al
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In September 2018, Genworth Financial, Genworth Holdings, Genworth North America Corporation, Genworth Financial International Holdings, LLC (“GFIH”) and Genworth Life Insurance Company (“GLIC”) were named as defendants in a putative class action lawsuit pending in the Court of Chancery of the State of Delaware captioned
Richard F. Burkhart, William E. Kelly, Richard S. Lavery, Thomas R. Pratt, Gerald Green, individually and on behalf of all other persons similarly situated v. Genworth et al
. Plaintiffs allege that GLIC paid dividends to its parent and engaged in certain reinsurance transactions causing it to maintain inadequate capital capable of meeting its obligations to GLIC policyholders and agents. The complaint alleges causes of

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

action for intentional fraudulent transfer and constructive fraudulent transfer,

and seeks injunctive relief. We moved to dismiss this action in December 2018. On January 29, 2019, plaintiffs exercised their right to amend their complaint. On March 12, 2019, we moved to dismiss plaintiffs’ amended complaint. On April 26, 2019, plaintiffs filed a memorandum in opposition to our motion to dismiss, which we replied to on June 14, 2019. On August 7, 2019, plaintiffs filed a motion seeking to prevent proceeds that GFIH expected to receive from the then planned sale of its shares in Genworth MI Canada Inc. (“Genworth Canada”) from being transferred out of GFIH. On September 11, 2019, plaintiffs filed a renewed motion seeking the same relief from their August 7, 2019 motion with an exception that allowed GFIH to transfer $450 million of expected proceeds from the sale of Genworth Canada through a dividend to Genworth Holdings to allow the pay-off
of a senior secured term loan facility dated March 7, 2018 among Genworth Holdings as the borrower, GFIH as the limited guarantor and the lending parties thereto. Oral arguments on our motion to dismiss and plaintiffs’ motion occurred on October 21, 2019, and plaintiffs’ motion was denied. On January 31, 2020, the Court granted in part our motion to dismiss, dismissing claims relating to $395 million in dividends GLIC paid to its parent from 2012 to 2014 (out of the $410 million in total dividends subject to plaintiffs’ claims). The Court denied the balance of the motion to dismiss leaving a claim relating to $15 million in dividends and unquantified claims relating to the 2016 termination of a reinsurance transaction. On March 27, 2020, we filed our answer to plaintiffs’ amended complaint. On May 26, 2021, the plaintiffs filed a second amended and supplemental class action complaint adding additional factual allegations and three new causes of action. On July 26, 2021, we moved to dismiss the three new causes of action and answered the balance of the second amended and supplemental class action complaint. Plaintiffs filed an opposition to our motion to dismiss on September 30, 2021 and the Court will hear oral arguments on the motion on December 7, 2021. We intend to continue to vigorously defend this action.
On April 6, 2020, GLAIC, our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Eastern District of Virginia, captioned
Brighton Trustees, LLC, on behalf of and as trustee for Diamond LS Trust; and Bank of Utah, solely as securities intermediary for Diamond LS Trust; on behalf of themselves and all others similarly situated v. Genworth Life and Annuity Insurance Company
. On May 13, 2020, GLAIC was also named as a defendant in a putative class action lawsuit filed in the United States District Court for the Eastern District of Virginia, captioned
Ronald L. Daubenmier, individually and on behalf of himself and all others similarly situated v. Genworth Life and Annuity Insurance Company
. On June 26, 2020, plaintiffs filed a consent motion to consolidate the two cases. On June 30, 2020, the United States District Court for the Eastern District of Virginia issued an order consolidating the Brighton Trustees and Daubenmier cases. On July 17, 2020, the Brighton Trustees and Daubenmier plaintiffs filed a consolidated complaint, alleging that GLAIC subjected policyholders to an unlawful and excessive cost of insurance increase. The consolidated complaint asserts claims for breach of contract and injunctive relief, and seeks damages in excess of $5 million. On August 31, 2020, we filed an answer to plaintiffs’ consolidated complaint. The parties have agreed to participate in a mediation on November 18, 2021. The trial is scheduled to commence on July 8, 2022. We intend to continue to vigorously defend this action.
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
. Plaintiffs seek to represent long-term care insurance policyholders, alleging that the defendants made misleading and inadequate disclosures regarding premium increases for long-term care insurance policies. The complaint asserts claims for breach of contract, conversion, and declaratory and injunctive relief, and seeks damages in excess of $5 million. The trial is scheduled to commence on June 1, 2022. On June 18, 2021, following two days of mediation, the parties reached an agreement in principle to settle this matter on a nationwide basis and signed the settlement agreement on August 23, 2021. On August 31, 2021, the Court

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

preliminarily approved the settlement and scheduled the final approval hearing for February 9, 2022. If we obtain final approval of the settlement consistent with the settlement agreement we signed on August 21, 2021, we do not anticipate the result to have a material negative impact on our results of operations or financial position. If we do not enter into a final settlement, we intend to continue to vigorously defend this action.
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
(b) Commitments
As of September 30, 2021, we were committed to fund $1,177 million in limited partnership investments, $49 million in U.S. commercial mortgage loan investments and $88 million in private placement investments. As of September 30, 2021, we were also committed to fund $248 million of bank loan investments which had not yet been drawn.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated

other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2021	$1,865	$2,003	$(34)	$3,834
OCI before reclassifications	16	25	(4)	37
Amounts reclassified from (to) OCI	(9)	(37)	—	(46)

Current period OCI	7	(12)	(4)	(9)

Balances as of September 30, 2021 before noncontrolling interests	1,872	1,991	(38)	3,825

Less: change in OCI attributable to noncontrolling interests	25	—	—	25

Balances as of September 30, 2021	$1,847	$1,991	$(38)	$3,800

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2020	$1,811	$2,677	$(41)	$4,447
OCI before reclassifications	161	(191)	33	3
Amounts reclassified from (to) OCI	(261)	(35)	—	(296)

Current period OCI	(100)	(226)	33	(293)

Balances as of September 30, 2020 before noncontrolling interests	1,711	2,451	(8)	4,154

Less: change in OCI attributable to noncontrolling interests	—	—	13	13

Balances as of September 30, 2020	$1,711	$2,451	$(21)	$4,141

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2021	$2,214	$2,211	$—	$4,425
OCI before reclassifications	(354)	(115)	134	(335)
Amounts reclassified from (to) OCI	(13)	(105)	—	(118)

Current period OCI	(367)	(220)	134	(453)

Balances as of September 30, 2021 before noncontrolling interests	1,847	1,991	134	3,972

Less: change in OCI attributable to noncontrolling interests	—	—	172	172

Balances as of September 30, 2021	$1,847	$1,991	$(38)	$3,800

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2020	$1,456	$2,002	$(25)	$3,433
OCI before reclassifications	609	544	8	1,161
Amounts reclassified from (to) OCI	(355)	(95)	—	(450)

Current period OCI	254	449	8	711

Balances as of September 30, 2020 before noncontrolling interests	1,710	2,451	(17)	4,144

Less: change in OCI attributable to noncontrolling interests	(1)	—	4	3

Balances as of September 30, 2020	$1,711	$2,451	$(21)	$4,141

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.
The foreign currency translation and other adjustments balance in the charts above included $(15) million, net of taxes of $4 million, related to a net unrecognized postretirement benefit obligation as of September 30, 2021. The balance also included taxes of $(1) million and $22 million, respectively, related to foreign currency translation adjustments as of September 30, 2021 and 2020.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the consolidated statements of income
	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$(12)	$(331)	$(17)	$(450)	Net investment (gains) losses
Income taxes	3	70	4	95	Provision for income taxes

Total	$(9)	$(261)	$(13)	$(355)

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(58)	$(50)	$(162)	$(139)	Net investment income
Interest rate swaps hedging assets	(1)	(4)	(1)	(8)	Net investment (gains) losses
Interest rate swaps hedging liabilities	1	—	1	—	Interest expense
Income taxes	21	19	57	52	Provision for income taxes

Total	$(37)	$(35)	$(105)	$(95)

(1)	Amounts exclude adjustments to DAC, present value of future profits, sales inducements and benefit reserves.
(13) Noncontrolling Interests
On September 15, 2021, Enact Holdings, our indirect subsidiary, priced the IPO of its common shares. All of the shares were offered by the selling stockholder, Genworth Holdings, our wholly owned subsidiary, with the net proceeds from the IPO retained by Genworth Holdings. Genworth Holdings sold 13,310,400 of Enact Holdings’ common shares at an IPO price of $19.00 per common share. In addition to the shares sold in the IPO, 14,655,600 common shares were sold in a concurrent private sale (“Private Sale”) at a price per share of $17.86, which is equal to the IPO price less the underwriting discount per share. Genworth Holdings also granted the underwriters a
30-day
option to purchase up to an additional 1,996,560 common shares (“Over-Allotment Option”) of Enact Holdings at the IPO price less the underwriting discount. On September 16, 2021, the underwriters exercised their option to purchase all 1,996,560 common shares permitted under the terms of the underwriting agreement. The IPO, Private Sale and Over-Allotment Option (collectively the “Offering”) closed on September 20, 2021. Following the completion of the Offering, we beneficially own approximately 81.6% of the common shares of Enact Holdings.
The gross proceeds of the Offering, before payment of underwriter fees and other expenses, were approximately $553 million. Costs directly related to the Offering, including underwriter fees and other expenses, were approximately $24 million.
Consistent with applicable accounting guidance, changes in the ownership of a subsidiary that does not result in a loss of control are accounted for as equity transactions with no gain or loss recognized through earnings. Any difference between the carrying value and the fair value related to the change in ownership is

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recorded as an adjustment to stockholders’ equity. A summary of these changes in ownership interests and the effect on stockholders’ equity was as follows for the periods presented:

(Amounts in millions)	Three months ended September 30, 2021	Nine months ended September 30, 2021
Net income available to Genworth Financial, Inc.’s common stockholders	$314	$741
Transfers to noncontrolling interests:
Decrease in Genworth Financial, Inc.’s additional paid-in capital for initial sale of Enact Holdings to noncontrolling interests	(171)	(171)

Net transfers to noncontrolling interests	(171)	(171)

Change from net income available to Genworth Financial, Inc.’s common stockholders and transfers to noncontrolling interests	$143	$570

(14) Discontinued Operations
As discussed in note 1, on March 3, 2021, we completed the sale of Genworth Australia through an underwriting agreement and received approximately AUD483 million ($370 million) in net cash proceeds. In the third quarter of 2021, we refined our original after-tax
loss on sale of $3 million by recording a favorable provision to return tax adjustment of $3 million. The impact of these transactions resulted in no gain or loss recognized from the sale of Genworth Australia for the nine months ended September 30, 2021. In addition, we recorded an after-tax
favorable adjustment of $11 million in the first quarter of 2021 associated with a refinement to our tax matters agreement liability.

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of operating results related to Genworth Australia reported as discontinued operations was as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Revenues:
Premiums	$—	$71	$51	$202
Net investment income	—	7	4	25
Net investment gains (losses)	—	24	(5)	37
Policy fees and other income	—	—	—	1

Total revenues	—	102	50	265

Benefits and expenses:
Benefits and other changes in policy reserves	—	26	11	89
Acquisition and operating expenses, net of deferrals	—	14	7	39
Amortization of deferred acquisition costs and intangibles	—	7	6	21
Goodwill impairment	—	—	—	5
Interest expense	—	2	1	5

Total benefits and expenses	—	49	25	159

Income before income taxes and gain ( loss ) on sale (1)	—	53	25	106
Provision for income taxes	—	20	8	38

Income before gain ( loss ) on sale	—	33	17	68
Gain (loss) on sale, net of taxes	3	—	—	—

Income from discontinued operations, net of taxes	3	33	17	68

Less: net income from discontinued operations attributable to noncontrolling interests	—	18	8	35

Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$3	$15	$9	$33

(1)
The three months ended September 30, 2020, includes
pre-tax
income from discontinued operations available to Genworth Financial, Inc.’s common stockholders of $27 million. The nine months ended September 30, 2021 and 2020, includes pre-tax
income from discontinued operations available to Genworth Financial, Inc.’s common stockholders of $13 million and $55 million, respectively.

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
In connection with the Genworth Australia sale, we made a mandatory principal payment to AXA of approximately £176 million ($245 million) in Mar ch 2021. The mandatory payment fully repaid the first installment obligation originally due in June 2022 and partially prepaid the September 2022 installment payment.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On September 21, 2021, we used a portion of the net proceeds from the minority IPO of Enact Holdings to repay the remaining outstanding balance of the secured promissory note of approximately £215 million ($296 million), excluding future claims still being processed. As of September 30, 2021, we owe approximately £24 million ($32 million) to AXA associated with claims still being processed. We have established our current best estimates for claims still being processed by AXA, as well as other expenses; however, there may be future adjustments to this estimate. If amounts are different from our estimate, it could result in an adjustment to our liability and an additional amount reflected in income (loss) from discontinued operations.
The following table presents the remaining amounts owed to AXA under the settlement agreement, which are reflected as liabilities related to discontinued operations in our condensed consolidated balance sheets as of the periods presented:

(Amounts in millions)	British Pounds		U.S. Dollar
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Installment payments due to AXA:
June 2022:
Beginning balance	£159	£159	$217	$217
Prepayments (1)	(159)	—	(217)	—

Ending balance	—	159	—	217

September 2022:
Beginning balance	187	158	256	217
Amounts billed as future losses	45	29	61	39
Foreign exchange and other	—	—	7	—
Prepayments (1)	(232)	—	(324)	—

Ending balance	—	187	—	256

Total amounts due under the promissory note	—	346	—	473
Future claims:
Estimated beginning balance	79	107	108	146
Change in estimated future claims	(10)	1	(14)	1
Foreign exchange and other	—	—	(1)	—
Less: Amounts billed	(45)	(29)	(61)	(39)

Estimated future billings	24	79	32	108

Total amounts due to AXA under the settlement agreement	£24	£425	$32	$581

(1)
On March 3, 2021, we completed the sale of Genworth Australia and received net proceeds of approximately AUD483 million ($370 million). The sale of Genworth Australia resulted in a mandatory principal payment of approximately £176 million ($245 million) related to our outstanding secured promissory note issued to AXA, dated as of July 20, 2020, as amended by the parties in connection with the Genworth Australia sale. On September 21, 2021, we used a portion of the net proceeds from the minority IPO of Enact Holdings to repay the remaining outstanding balance of the secured promissory note of approximately £215 million ($296 million), excluding future claims still being processed.

7
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and nine months ended September 30, 2021, we recorded after-tax
income from discontinued operations of $9 million and $4 million, respectively, related to the settlement agreement with AXA. During the third quarter of 2021, based on an updated estimate, we reduced the liability associated with future claims by $14 million. This adjustment resulted in the recognition of an after-tax
benefit of $11 million recorded to income from discontinued operations for the three months ended September 30, 2021. In addition, we recognized $2 million of interest expense associated with the promissory note during the third quarter of 2021. For the three and nine months ended September 30, 2020, we recorded an after-tax
loss from discontinued operations of $21 million and $537 million related to the settlement. Prior to the full repayment, interest on the promissory note accrued at a fixed rate of 2.75% and was due quarterly.
To secure our obligation under the amended promissory note, we granted a 19.9% security interest in the outstanding common stock of Enact Holdings to AXA. AXA did not have the right to sell or repledge the collateral and was not entitled to any voting rights. Following the full repayment of the secured promissory note, AXA released its 19.9% security interest in the outstanding common shares of Enact Holdings. Accordingly, the collateral arrangement had no impact on our consolidated financial statements. In the event AXA recovers amounts from third parties related to the mis-selling
losses, including from the distributor responsible for the sale of the policies, we have certain rights to share in those recoveries to recoup payments for the underlying mis-selling
losses. As of September 30, 2021, we have not recorded any amounts associated with recoveries from third parties.
Prior to the full repayment, the promissory note was also subject to certain mandatory prepayments, negative and affirmative covenants, restrictions imposed on the collateral, representations and warranties and customary events of default.
In addition to the future claims still being processed under the settlement agreement, we also have an unrelated liability that is owed to AXA associated with underwriting losses on a product sold by a distributor in our former lifestyle protection insurance business. For the nine months ended September 30, 2021, we recorded an after-tax
loss of $4 million associated with an unfavorable adjustment to the underwriting loss liability. For the three and nine months ended September 30, 2020, we recorded after-tax
income of $23 million associated with a favorable adjustment to the underwriting loss lia
bility
. As of September 30, 2021 and December 31, 2020, the balance of the liability is $4 million and $16 million, respectively, and is included as liabilities related to discontinued operations in our condensed consolidated balance sheets. During the second quarter of 2021, we reached a settlement with AXA and made a cash payment of approximately €15 million ($18 million) for the amounts owed related to the underwriting loss liability. The remaining amount accrued as of September 30, 2021 represents our best estimate of amounts owed for a tax gross up associated with the underwriting losses.

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
Cautionary note regarding forward-looking statements
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to future reductions of debt, potential dividends or share repurchases, and future strategic investments, including a new long-term care insurance joint venture, as well as statements we make regarding the potential impacts of the coronavirus pandemic
(“COVID-19”).
Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:

•
we may be unable to successfully execute our strategic plans including: reducing our debt maturities and other near-term liabilities and financial obligations, reducing costs, stabilizing our U.S. life insurance businesses without additional capital contributions, improving overall capital and ratings; establishing a new long-term care insurance joint venture with a strategic partner; an inability to establish new long-term care insurance business or product offerings due to commercial and/or regulatory challenges; our inability to attract buyers for any businesses or other assets we may seek to sell, or securities we may seek to issue in each case, in a timely manner and on anticipated terms; an inability to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, debt issuances, securities offerings or otherwise, in each case as and when required; our challenges changing or being more costly or difficult to successfully address than currently anticipated or the benefits achieved being less than anticipated; an inability to achieve anticipated cost-savings in a timely manner; and adverse tax or accounting charges;

•
risks relating to estimates, assumptions and valuations
including: inadequate reserves and the need to increase reserves (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews, including reviews we expect to complete and carry out in the fourth quarter of 2021); risks related to the impact of our annual review of assumptions and methodologies related to our long-term care insurance claim reserves and margin reviews in the fourth quarter of 2021, including risks that additional information obtained in finalizing our claim reserves and margin reviews in the fourth quarter of 2021 or other changes to assumptions or methodologies materially affect margins; or other changes to assumptions or methodologies materially affect margins; the inability to accurately estimate the impacts of
COVID-19;
inaccurate models; deviations from our estimates and actuarial assumptions or other reasons in our long-term care insurance, life insurance and/or annuity businesses; accelerated amortization of deferred acquisition costs (“DAC”) and present value of future profits (“PVFP”) (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews, including reviews we expect to complete and carry out in the fourth quarter of 2021); adverse impact on our financial results as a result of projected profits followed by projected losses (as is currently the case with our long-term care insurance business); and changes in valuation of fixed maturity and equity securities;

•
liquidity, financial strength ratings, credit and counterparty risks including: the impact on holding company liquidity caused by the inability to receive dividends or other returns of capital from Enact Holdings, Inc. (“Enact Holdings”), including as a result of
COVID-19;
continued availability of capital and financing; future adverse rating agency actions against us or Enact Holdings, including with respect to rating downgrades or potential downgrades or being put on review for potential downgrade, all of which could have adverse implications, including with respect to key business relationships, product offerings, business results of operations, financial condition and capital needs, strategic plans, collateral obligations and availability and terms of hedging, reinsurance and borrowings; defaults by counterparties to reinsurance arrangements or derivative instruments; defaults or other events impacting the value of our fixed maturity securities portfolio; defaults on our commercial mortgage loans; defaults on mortgage loans or other assets underlying our investments in our mortgage-backed and asset-backed securities and volatility in performance;

•
risks relating to economic, market and political conditions
including: downturns and volatility in global economies and equity and credit markets, including as a result of prolonged unemployment, inflation and supply chain disruptions, a sustained low interest rate environment and other displacements caused by
COVID-19;
interest rates and changes in rates have adversely impacted, and may continue to materially adversely impact our business and profitability; deterioration in economic conditions or a decline in home prices that adversely affect our loss experience in our Enact segment; political and economic instability or changes in government policies; and fluctuations in foreign currency exchange rates and international securities markets;

•
regulatory and legal risks
including: extensive regulation of our businesses and changes in applicable laws and regulations (including changes to tax laws and regulations); litigation and regulatory investigations or other actions; dependence on dividends and other distributions from Enact Holdings and the inability of any subsidiaries to pay dividends or make other distributions to us, including as a result of the performance of our subsidiaries, heightened regulatory restrictions resulting from
COVID-19,
and other insurance, regulatory or corporate law restrictions; the inability to successfully seek in-force
rate action increases (including increased premiums and associated benefit reductions) in our long-term care insurance business, including as a result of
COVID-19;
adverse changes in regulatory requirements, including risk-based capital; inability to continue to maintain the private mortgage insurer eligibility requirements (“PMIERs”); risks on Enact Holdings’ ability to pay our holding company dividends as a result of the government-sponsored enterprises’ (“GSEs”) amendments to PMIERs in response to
COVID-19
or additional PMIERs requirements or other restrictions that the GSEs may place on the ability of Enact Holdings to pay dividends to our holding company; the impact on capital levels of increased delinquencies caused by
COVID-19;
inability of our U.S. mortgage insurance subsidiaries to meet minimum statutory capital requirements; the influence of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and a small number of large mortgage lenders in the U.S. mortgage insurance market and adverse changes to the role or structure of Fannie Mae and Freddie Mac; adverse changes in regulations affecting our Enact segment; additional restrictions placed on our Enact segment by government and government-owned enterprises and the GSEs in connection with additional capital transactions; inability to continue to implement actions to mitigate the impact of statutory reserve requirements; changes in tax laws; and changes in accounting and reporting standards;

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
Strategic Update
We continue to focus on executing our strategic plan to raise liquidity to address our future debt maturities, other near-term liabilities and financial obligations, strengthen our financial position and create long-term shareholder value, which could include returning capital to shareholders. Our plan builds on actions we have taken over the last several years to strengthen our financial position, including the sale of Genworth MI Canada Inc., our former Canada mortgage insurance business, the completion of a debt offering through Enact Holdings, the settlement agreement reached with AXA S.A. (“AXA”) and the sale of Genworth Mortgage Insurance Australia Limited (“Genworth Australia”), our former Australian mortgage insurance business, in March 2021. Most recently, on September 20, 2021, we completed a minority initial public offering (“IPO”) of our indirect subsidiary, Enact Holdings. All of the shares were offered by the selling stockholder, Genworth Holdings, Inc. (“Genworth Holdings”), with the net proceeds from the minority IPO retained by Genworth Holdings. The net proceeds of the minority IPO were approximately $529 million, a portion of which, was used to repay the outstanding balance of the secured promissory note owed to AXA of approximately $296 million, excluding future claims still being processed, on September 21, 2021. The remaining net proceeds from the minority IPO are expected to be used by Genworth Holdings to repay a portion of its future debt maturities and claims still being processed by AXA.
We continue to focus on deleveraging with a goal of reducing debt at Genworth Holdings, the issuer of our outstanding public debt, to approximately $1 billion over time. In addition to the repayment of the AXA promissory note described above, on July 21, 2021, Genworth Holdings early redeemed its remaining September 2021 senior notes. As of September 30, 2021, Genworth Holdings has outstanding $1.7 billion of long-term debt, with no debt maturities until August 2023.
We also remained focused on our expense structure given our reduced business activities. We have taken steps, and may take additional actions to reduce expenses going forward. Expense reduction initiatives completed through September 30, 2021 are anticipated to result in annualized savings of approximately $50 million.

Ongoing Priorities
Stabilizing our U.S. life insurance businesses continues to be one of our long-term goals. We will continue to execute this objective primarily through our multi-year long-term care insurance in-force
rate action plan. Premium rate increases and associated benefit reductions on our legacy long-term care insurance policies are critical to the business. We continue to manage our U.S. life insurance businesses on a standalone basis and are planning for a new long-term care insurance joint venture in the United States. Going forward, the U.S. life insurance business will continue to rely on its consolidated statutory capital, significant claim and future policy benefit reserves, prudent management of its in-force
blocks and actuarially justified
in-force
rate actions to satisfy obligations to its policyholders. Our U.S. life insurance business continued to make strong progress on its multi-year rate action plan, receiving approvals of approximately $323 million of incremental annual premiums for the nine months ended September 30, 2021. In aggregate, we estimate that we have achieved approximately $16.3 billion, on a net present value basis, of approved in-force
rate increases since 2012. We continue to work closely with the National Association of Insurance Commissioners (“NAIC”) and state regulators to demonstrate the broad-based need for actuarially justified rate increases in order to pay future claims.
Executive Summary of Financial Results
Below is an executive summary of our consolidated financial results for the periods indicated. Amounts below are net of taxes, unless otherwise indicated.
After-tax
amounts assume a tax rate of 21%.
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

•
Net income available to Genworth Financial, Inc.’s common stockholders was $314 million and $418 million for the three months ended September 30, 2021 and 2020, respectively. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders was $239 million and $125 million for the three months ended September 30, 2021 and 2020, respectively.

•
Our Enact segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $134 million and $141 million for the three months ended September 30, 2021 and 2020, respectively. The decrease was primarily attributable to lower premiums mainly due to a decrease in single premium policy cancellations, continued lapse of our older higher priced policies and higher ceded premiums, partially offset by higher insurance in-force
in the current year. The decrease was also driven by higher interest expense associated with Enact Holdings’ senior notes issued in August 2020 and the minority IPO of Enact Holdings that closed in September 2021, which reduced our ownership percentage to 81.6% and resulted in lower net income of $4 million in the third quarter of 2021. These decreases were partially offset by lower losses mainly from a decrease in new delinquencies in the current year, partially offset by lower reserves of $18 million from favorable development on incurred but not reported (“IBNR”) delinquencies in the prior year that did not recur.

•
Our U.S. Life Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $93 million and $14 million for the three months ended September 30, 2021 and 2020, respectively.

•
Our long-term care insurance business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $133 million and $59 million for the three months ended September 30, 2021 and 2020, respectively. The increase was primarily from higher premiums and reduced benefits of $66 million in the current year from in-force
rate actions approved and implemented, which included a net favorable impact from policyholder benefit reduction elections made as part of a legal settlement in the current year. The increase was also attributable to higher net investment income and favorable development on IBNR claims, partially offset by a decrease in claim terminations driven mostly by lower mortality in the current year.

•	Our life insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $68 million and $69 million for the three months ended September 30,

2021 and 2020, respectively. The decrease in the loss was mainly attributable to higher reserves recorded in the prior year on our
10-year
term universal life insurance blocks entering its post-level premium period and from lower lapses primarily associated with our large
20-year
term life insurance block written at the end of 2000 as it entered its post-level premium period. These improvements were partially offset by a DAC impairment of $30 million in our term universal life insurance product and higher mortality in our term universal and term life insurance products in the current year.

•
Our fixed annuities business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $28 million and $24 million for the three months ended September 30, 2021 and 2020, respectively. The increase was mainly attributable to lower reserves in our fixed indexed annuities driven by favorable changes in interest rates and equity markets in the current year, partially offset by lower mortality in our single premium immediate annuities and by lower net spreads in the current year.

•
Our Runoff segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $11 million and $19 million for the three months ended September 30, 2021 and 2020, respectively. The decrease was predominantly due to higher mortality in our corporate-owned life insurance products and unfavorable equity market performance in the current year.

•
Corporate and Other activities had adjusted operating income of $1 million in the current year compared to an adjusted operating loss of $49 million in the prior year. The change to adjusted operating income in the current year from an adjusting operating loss in the prior year was primarily related to lower interest expense and higher tax benefits of $21 million from a reduction in uncertain tax positions due to the expiration of certain statute of limitations in the current year.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

•
Net income available to Genworth Financial, Inc.’s common stockholders was $741 million for the nine months ended September 30, 2021 compared to a net loss of $89 million for the nine months ended September 30, 2020. Adjusted operating income available to Genworth Financial, Inc.’s common stockholders was $601 million and $122 million for the nine months ended September 30, 2021 and 2020, respectively.

•
Our Enact segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $395 million and $286 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily attributable to lower losses mainly from a decrease in new delinquencies and from lower unfavorable reserve adjustments in the current year. The increase was also driven by higher premiums mainly attributable to higher insurance in-force,
partially offset by continued lapse of our older higher priced policies, higher ceded premiums and lower single premium policy cancellations in the current year. These increases were partially offset by higher interest expense associated with Enact Holdings’ senior notes issued in August 2020 and an increase in operating costs in the current year.

•
Our U.S. Life Insurance segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $226 million in the current year compared to an adjusted operating loss of $61 million in the prior year.

•
Our long-term care insurance business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $326 million and $108 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily from higher net investment income, as well as higher premiums and reduced benefits of $141 million in the current year from in-force
rate actions approved and implemented, which included a net favorable impact from policyholder benefit reduction elections made as part of a legal settlement in the current year. The increase was also attributable to favorable development on IBNR claims driven by lower incidence in the current year.

•
Our life insurance business had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $171 million and $227 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the loss was mainly attributable to higher reserves recorded in the prior year on our
10-year
term universal life insurance block entering its post-level premium period and from lower lapses primarily associated with our large
20-year
term life insurance block written at the end of 2000 as it entered its post-level premium period. These improvements were partially offset by higher mortality in our universal and term universal life insurance products and DAC impairments of $60 million in our universal and term universal life insurance products in the current year.

•
Our fixed annuities business had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $71 million and $58 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was mainly attributable to lower reserves and DAC amortization in our fixed indexed annuities driven by favorable changes in interest rates and equity markets in the current year, partially offset by lower mortality in our single premium immediate annuities and lower net spreads in the current year.

•
Our Runoff segment had adjusted operating income available to Genworth Financial, Inc.’s common stockholders of $38 million and $30 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily due to favorable equity market and interest rate performance, partially offset by lower investment income in the current year.

•
Corporate and Other activities had an adjusted operating loss available to Genworth Financial, Inc.’s common stockholders of $58 million and $133 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the loss was primarily related to lower interest expense, higher tax benefits of $21 million from a reduction in uncertain tax positions due to the expiration of certain statute of limitations and lower operating costs, partially offset by lower investment income in the current year.

Other Significant Developments
The periods under review include, among others, the following significant developments.
Enact

•
Incurred losses.
Incurred losses were $34 million and $45 million for the three months ended September 30, 2021 and 2020, respectively. New primary delinquencies of 7,427 contributed to $33 million of loss expense for the three months ended September 30, 2021. The prior year included $61 million of losses from new delinquencies driven primarily by an increase in borrower forbearance as a result of
COVID-19,
partially offset by lower reserves of $23 million from favorable development on IBNR delinquencies.

•
Borrower forbearance.
Approximately 36% of our primary new delinquencies in the third quarter of 2021 were subject to a forbearance plan as compared to less than 5% in recent quarters prior to
COVID-19.
Servicer reported forbearance slowed meaningfully beginning in June 2020 and ended the third quarter of 2021 with approximately 3% or 29,526 of our active primary policies reported in a forbearance plan, of which approximately 55% were reported as delinquent.

•
PMIERs compliance.
As of September 30, 2021, our Enact segment had estimated available assets of $5,126 million against $2,839 million net required assets under PMIERs compared to available assets of $4,926 million against $2,985 million net required assets as of June 30, 2021. The sufficiency ratio as of September 30, 2021 was 181% or $2,287 million above the published PMIERs requirements, compared to 165% or $1,941 million above the published PMIERs requirements as of June 30, 2021. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE restrictions imposed on our Enact segment. The increase in the

PMIERs sufficiency was driven in part by the completion of an insurance linked notes transaction, which added $372 million of additional PMIERs capital credit as of September 30, 2021, elevated lapse driven by prevailing low interest rates, business cash flows and lower delinquencies, partially offset by elevated new insurance written and amortization of our reinsurance transactions executed prior to the third quarter of 2021. Our PMIERs required assets as of September 30, 2021 and June 30, 2021 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing
loans. The application of the 0.30 multiplier to all eligible delinquencies provided $570 million of benefit to our September 30, 2021 PMIERs required assets compared to $760 million of benefit as of June 30, 2021. See “Item 2—Enact segment—Trends and conditions” for additional details.

•
Persistency.
Primary persistency in our Enact segment increased to 65% during the third quarter of 2021 compared to 59% during the third quarter of 2020 but remained below our historic levels of approximately 80%. The increase in persistency was primarily driven by a decline in the percentage of in-force
policies with mortgage rates above current interest rates. Suppressed persistency has impacted business performance trends in several ways including, but not limited to, offsetting insurance in-force
growth from new insurance written, accelerating the recognition of earned premiums due to single premium policy cancellations, accelerating the amortization of our existing reinsurance transactions reducing their associated PMIERs capital credit and shifting the concentration of our primary insurance in-force
to more recent years of policy origination.

U.S. Life Insurance

•
In-force
rate actions in our long-term care insurance business.
As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. For all of these in-force
rate action filings, we received 118 filing approvals from 38 states during the nine months ended September 30, 2021, representing a weighted-average increase of 37% on approximately $871 million in annualized in-force
premiums, or approximately $323 million of incremental annual premiums. We also submitted 85 new filings in 25 states during the nine months ended September 30, 2021 on approximately $482 million in annualized in-force
premiums.

•
Profits followed by losses in our long-term care insurance business.
With respect to our long-term care insurance block, excluding the acquired block, our future projections indicate we have projected profits in earlier periods followed by projected losses in later periods. As a result of this pattern of projected profits followed by projected losses, we will ratably accrue additional future policy benefit reserves over the profitable periods, currently expected to be through 2031, by the amounts necessary to offset estimated losses during the periods that follow. As of September 30, 2021 and December 31, 2020, the total amount accrued for profits followed by losses was $1,120 million and $625 million, respectively.

Liquidity and Capital Resources

•
Mandatory payments of the AXA promissory note
. In connection with the Genworth Australia sale, we made a mandatory principal payment to AXA of approximately £176 million ($245 million) in March 2021. The mandatory payment fully repaid the first installment obligation originally due to AXA in June 2022 and partially prepaid the September 2022 installment payment. On September 21, 2021, we used a portion of the net proceeds from the minority IPO of Enact Holdings to repay the remaining outstanding balance of the secured promissory note of approximately £215 million ($296 million), excluding future claims still being processed. As of September 30, 2021, we owe AXA approximately £24 million ($32 million) for estimated future claims still in process. See note 14 in our unaudited condensed consolidated financial statements for additional information.

•
Redemption and repurchase of Genworth Holdings’ September 2021 senior notes.
On July 21, 2021, Genworth Holdings early redeemed its remaining 7.625% senior notes originally scheduled to mature in September 2021. The senior notes were fully redeemed with a cash payment of $532 million, comprised of the outstanding principal balance of $513 million, accrued interest of $13 million and a make-whole premium of $6 million. During the first half of 2021 and prior to the early redemption, Genworth Holdings repurchased $146 million principal amount of its September 2021 senior notes for a pre-tax
loss of $4 million.

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

Completion of Enact Holdings IPO and Disposition of Genworth Australia

•
Completion of minority IPO of Enact Holdings.
On September 20, 2021, we completed a minority IPO of Enact Holdings and received net proceeds of approximately $529 million. Following the completion of the minority IPO, Genworth Financial beneficially owns through its subsidiaries approximately 81.6% of the common shares of Enact Holdings. See note 13 in our unaudited condensed consolidated financial statements for additional information.

•
Sale of our Australian mortgage insurance business.
On March 3, 2021, we completed the sale of our entire ownership interest of approximately 52% in Genworth Australia through an underwriting agreement. We sold our approximately 214.3 million shares of Genworth Australia for AUD2.28 per share and received approximately AUD483 million ($370 million) in net cash proceeds. See note 14 in our unaudited condensed consolidated financial statements for additional information.

Financial Strength and Credit Ratings
On September 24, 2021, Standard & Poor’s Financial Services, LLC (“S&P”) upgraded the financial strength rating of Genworth Mortgage Insurance Corporation (“GMICO”), our principal U.S. mortgage insurance subsidiary, to “BBB” (Good) from “BB+” (Marginal) and modified its outlook from Creditwatch Positive to Positive. In addition, S&P also upgraded the credit rating of Genworth Holdings to “B” (Speculative) from
“B-”
(Speculative) and modified its outlook from Creditwatch Positive to Positive. The ratings upgrades reflect the completion of the minority IPO of Enact Holdings which positively impacted Genworth Holdings’ liquidity and overall leverage and potentially allows for GMICO to compete more effectively in the mortgage insurance marketplace.
On September 21, 2021, Moody’s Investors Service, Inc. (“Moody’s”) upgraded the financial strength rating of GMICO to “Baa2” (Adequate) from “Baa3” (Adequate) and modified its outlook from positive to stable. Moody’s also upgraded the credit rating of Genworth Holdings to “B1” (Speculative) from “Caa1” (Poor) and modified its outlook from developing to stable. The ratings upgrades reflect the completion of the minority IPO of Enact Holdings with the net proceeds from the IPO solidifying Genworth Holdings’ liquidity and allowing Enact Holdings to gain access to the public market, which could further enhance its financial position.
On September 9, 2021, A.M. Best Company, Inc. (“A.M. Best”) affirmed the financial strength ratings of our principal life insurance subsidiaries. A.M. Best affirmed the “C++” (Marginal) financial strength rating of

Genworth Life Insurance Company and Genworth Life Insurance Company of New York and the “B” (Fair) financial strength rating of Genworth Life and Annuity Insurance Company. In addition, A.M. Best also affirmed the “b” (Marginal) credit rating of Genworth Holdings.
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
U.S. Treasury markets fluctuated during the third quarter of 2021 due in part to the expected shifts in the U.S. Federal Reserve’s monetary policy and from inflation concerns, including whether inflation is only transitory until the U.S. economy fully re-opens
and supply chains return to full capacity. We do not believe that inflation has had a material effect on our results of operations during 2021, except insofar as inflation may affect current and/or future interest rates and U.S. Federal Reserve policy. In addition, continued inflation can impact healthcare costs and the cost of care in our long-term care insurance business. Historically, our long-term care insurance business has experienced higher claim severity due in part to the rising costs of healthcare.
The U.S. and international governments, the U.S. Federal Reserve, other central banks and other legislative and regulatory bodies have taken certain actions in response to
COVID-19
to support the global economy and capital markets. These policies and actions have generally been supportive to the worldwide economy; however, in spite of these supportive policies the U.S. economy contracted in 2020 and the world economy fell into a recession. Gross domestic product rebounded sharply in the first half of 2021 due in part to the continued rollout of the vaccine. Most economic forecasts predict a healthy full year 2021 U.S. economy with strong gross domestic product growth; however, given the slower gross domestic product growth during the third quarter of 2021, the potential for future actions to be taken to mitigate the risk of a virus re-emergence,
inflation concerns and supply chain disruptions, it is possible actual economic results could differ materially from forecasts. In the event this occurs, our full year 2021 financial results could be adversely impacted. Moreover, we continue to closely monitor the operating results and financial position of our Enact segment, particularly related to new delinquency trends and whether borrowers in a forbearance plan ultimately cure or result in a claim payment. If these trends move in an unfavorable direction in contrast to our current projections, our financial position and results of operations could be adversely impacted.
Consolidated Results of Operations
The following is a discussion of our consolidated results of operations. For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$944	$963	$(19)	(2)%
Net investment income	859	820	39	5%
Net investment gains (losses)	88	351	(263)	(75)%
Policy fees and other income	179	184	(5)	(3)%

Total revenues	2,070	2,318	(248)	(11)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,143	1,273	(130)	(10)%
Interest credited	123	137	(14)	(10)%
Acquisition and operating expenses, net of deferrals	290	235	55	23%
Amortization of deferred acquisition costs and intangibles	106	94	12	13%
Interest expense	35	47	(12)	(26)%

Total benefits and expenses	1,697	1,786	(89)	(5)%

Income from continuing operations before income taxes	373	532	(159)	(30)%
Provision for income taxes	67	130	(63)	(48)%

Income from continuing operations	306	402	(96)	(24)%
Income from discontinued operations, net of taxes	12	34	(22)	(65)%

Net income	318	436	(118)	(27)%
Less: net income from continuing operations attributable to noncontrolling interests	4	—	4	NM (1)
Less: net income from discontinued operations attributable to noncontrolling interests	—	18	(18)	(100)%

Net income available to Genworth Financial, Inc.’s common stockholders	$314	$418	$(104)	(25)%

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$302	$402	$(100)	(25)%
Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	12	16	(4)	(25)%

Net income available to Genworth Financial, Inc.’s common stockholders	$314	$418	$(104)	(25)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Premiums.
Premiums are primarily earned on insurance products for mortgage, long-term care, life insurance, single premium immediate annuities and structured settlements with life contingencies.

•
Our U.S. Life Insurance segment decreased $12 million. Our long-term care insurance business decreased $9 million primarily driven by policy terminations and policies entering paid-up
status, partially offset by $24 million of increased premiums in the current year from in-force
rate actions approved and implemented. Our life insurance business decreased $3 million mainly attributable to the continued runoff of our term and whole life insurance products in the current year.

•	Our Enact segment decreased $8 million mainly due to lower policy cancellations in our single premium mortgage insurance product, continued lapse of our older higher priced policies due to the current low interest rate environment and higher ceded premiums, partially offset by higher insurance in-force in the current year.
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
Policy fees and other income.
Policy fees and other income consists primarily of fees assessed against policyholder and contractholder account values, surrender charges, cost of insurance assessed on universal and term universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker/dealer commission revenues and other fees. The decrease was largely attributable to our U.S. Life Insurance segment driven mostly by runoff of our universal and term universal life insurance products in the current year.
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

•
Our U.S. Life Insurance segment decreased $124 million. Our long-term care insurance business decreased $99 million primarily due to a more favorable impact of $120 million from reduced benefits in the current year related to in-force
rate actions approved and implemented, which included policyholder benefit reduction elections made as part of a legal settlement, and from favorable development on IBNR claims. These decreases were partially offset by aging of the in-force
block, a decrease in claim terminations driven mostly by lower mortality in the current year and higher incremental reserves of $53 million recorded in connection with an accrual for profits followed by losses in the current year. In the prior year we assumed that
COVID-19
temporarily decreased the number of new submitted claims and accordingly IBNR reserves were strengthened by $24 million. In the third quarter of 2021, as new submitted claims increased, we reduced IBNR reserves by $22 million. Our life insurance business decreased $17 million primarily attributable to higher reserves recorded in the prior year on our
10-year
term universal life insurance block which entered its post-level premium period, partially offset by higher mortality in our term universal and term life insurance products in the current year compared to the prior year. Our fixed annuities business decreased $8 million principally from lower reserves in our fixed indexed annuity products driven by favorable interest rate changes and equity market performance and from lower interest credited due to block runoff, partially offset by lower mortality in our single premium immediate annuities in the current year.

•
Our Enact segment decreased $11 million largely from lower new delinquencies in the current year, partially offset by lower reserves of $23 million from favorable development on IBNR delinquencies in the prior year that did not recur. New delinquencies were higher in the prior year driven primarily by an increase in borrower forbearance as a result of
COVID-19.

•	Our Runoff segment increased $5 million primarily attributable to higher mortality in our corporate-owned life insurance products in the current year.

Interest credited.
Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•
Our U.S. Life Insurance segment decreased $10 million primarily related to our life insurance and fixed annuities businesses, which decreased $4 million and $6 million, respectively. The decrease was largely driven by a decline in the average account values from block runoff and from lower crediting rates in the current year.

•	Our Runoff segment decreased $4 million largely due to our corporate-owned life insurance products in the current year.
Acquisition and operating expenses, net of deferrals.
Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are costs and expenses that are related directly to the successful acquisition of new or renewal insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses. The increase was predominantly related to our U.S. Life Insurance segment driven largely by our long-term care insurance business. The increase was principally related to higher premium taxes, commissions and other expenses of $60 million associated with our in-force
rate action plan, which included expenses related to policyholder benefit reduction elections made as part of a legal settlement in the current year.
Amortization of deferred acquisition costs and intangibles.
Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•
Our U.S. Life Insurance segment increased $9 million. Our long-term care insurance business increased $6 million principally from policy terminations and policies entering paid-up
status in the current year. Our life insurance business increased $7 million primarily driven by a DAC impairment of $38 million in our term universal life insurance product, partially offset by higher prior year lapses in our large
20-year
term life insurance block written in 2000.

•	Our Runoff segment increased $3 million primarily from higher DAC amortization in our variable annuity products due to unfavorable equity market performance in the current year.
Interest expense.
Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits.

•	Corporate and Other activities decreased $19 million largely driven by the redemption of Genworth Holdings’ senior notes due in February 2021 and September 2021.

•	Our Enact segment increased $7 million related to Enact Holdings’ senior notes issued in August 2020.
Provision for income taxes.
The effective tax rate decreased to 18.0% for the three months ended September 30, 2021 from 24.4% for the three months ended September 30, 2020. The decrease in the effective tax rate was primarily attributable to a reduction in uncertain tax positions due to the expiration of certain statute of limitations in the current year.
Net income from continuing operations attributable to noncontrolling interests.
Net income from continuing operations attributable to noncontrolling interests represents the portion of income from continuing operations in a subsidiary attributable to third parties. The increase relates to the minority IPO of Enact Holdings on September 16, 2021, which reduced our ownership percentage to 81.6%, resulting in lower net income of $4 million in the third quarter of 2021.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table sets forth the consolidated results of operations for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$2,859	$2,866	$(7)	—%
Net investment income	2,504	2,381	123	5%
Net investment gains (losses)	191	345	(154)	(45)%
Policy fees and other income	542	538	4	1%

Total revenues	6,096	6,130	(34)	(1)%

Benefits and expenses:
Benefits and other changes in policy reserves	3,522	4,057	(535)	(13)%
Interest credited	381	417	(36)	(9)%
Acquisition and operating expenses, net of deferrals	869	682	187	27%
Amortization of deferred acquisition costs and intangibles	269	289	(20)	(7)%
Interest expense	129	140	(11)	(8)%

Total benefits and expenses	5,170	5,585	(415)	(7)%

Income from continuing operations before income taxes	926	545	381	70%
Provision for income taxes	201	148	53	36%

Income from continuing operations	725	397	328	83%
Income (loss) from discontinued operations, net of taxes	28	(451)	479	106%

Net income (loss)	753	(54)	807	NM (1)
Less: net income from continuing operations attributable to noncontrolling interests	4	—	4	NM (1)
Less: net income from discontinued operations attributable to noncontrolling interests	8	35	(27)	(77)%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$741	$(89)	$830	NM (1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$721	$397	$324	82%
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	20	(486)	506	104%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$741	$(89)	$830	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Premiums

•
Our U.S. Life Insurance segment decreased $25 million. Our long-term care insurance business decreased $6 million primarily driven by policy terminations and policies entering paid-up
status in the current year, partially offset by $71 million of increased premiums in the current year from in-force
rate actions approved and implemented. Our life insurance business decreased $19 million mainly attributable to the continued runoff of our term and whole life insurance products in the current year.

•
Our Enact segment increased $18 million mainly attributable to higher insurance in-force,
partially offset by continued lapse of our older higher priced policies due to the current low interest rate environment, higher ceded premiums and lower policy cancellations in our single premium mortgage insurance product in the current year.

Net investment income.
For discussion of the change in net investment income, see the comparison for this line item under “—Investments and Derivative Instruments.”
Net investment gains (losses).
For discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Policy fees and other income.
The increase was largely related to our Runoff segment principally from higher fee income driven mostly by an increase in the average account values in our variable annuity products in the current year.
Benefits and other changes in policy reserves

•
Our U.S. Life Insurance segment decreased $350 million. Our long-term care insurance business decreased $252 million primarily due to a more favorable impact of $267 million from reduced benefits in the current year related to in-force
rate actions approved and implemented, which included policyholder benefit reduction elections made as part of a legal settlement, and from favorable development on IBNR claims. Given our assumption that
COVID-19
has temporarily decreased the number of new claims submitted, IBNR reserves were strengthened by $61 million in the prior year and by $10 million in the current year, partially offsetting the favorable development on IBNR claims in each year. These decreases were partially offset by aging of the in-force
block and higher incremental reserves of $248 million recorded in connection with an accrual for profits followed by losses in the current year. In addition, we increased claim reserves by $51 million reflecting our assumption that
COVID-19
accelerated our mortality experience on the most vulnerable claimants, leaving the remaining claim population less likely to terminate compared to the pre-pandemic
average population. Our life insurance business decreased $81 million primarily attributable to higher reserves recorded in the prior year on our
10-year
term universal life insurance block which entered its post-level premium period, partially offset by higher mortality in our universal and term universal life insurance products in the current year compared to the prior year. Our fixed annuities business decreased $17 million principally from lower reserves in our fixed indexed annuities driven by favorable interest rate and equity market changes in the current year compared to an unfavorable market in the prior year.

•
Our Enact segment decreased $173 million largely from lower new delinquencies and lower unfavorable reserve adjustments in the current year. Losses from new delinquencies decreased $151 million compared to the prior year driven primarily by a significant increase in borrower forbearance in the prior year as a result of
COVID-19.
We strengthened reserves by $10 million in the current year primarily due to our expectation that pre-COVID-19
delinquencies will have a modestly higher rate at which they go to claim (“claim rate”) than our prior best estimate given the slower emergence of cures to date. In the prior year, we strengthened existing reserves by $28 million primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. The decrease was also driven by higher IBNR delinquencies in the prior year.

•
Our Runoff segment decreased $9 million primarily attributable to lower guaranteed minimum death benefit (“GMDB”) reserves in our variable annuity products due to favorable equity market and interest rate performance, partially offset by higher mortality in our corporate-owned life insurance products in the current year.

Interest credited

•
Our U.S. Life Insurance segment decreased $30 million primarily related to our life insurance and fixed annuities businesses, which decreased $11 million and $19 million, respectively. The decrease was largely driven by a decline in the average account values from block runoff and from lower crediting rates in the current year.

•	Our Runoff segment decreased $6 million largely due to our corporate-owned life insurance products in the current year.
Acquisition and operating expenses, net of deferrals

•
Our U.S. Life Insurance segment increased $166 million predominantly related to our long-term care insurance business principally related to higher premium taxes, commissions and other expenses of $159 million associated with our in-force
rate action plan, which included expenses related to policyholder benefit reduction elections made as part of a legal settlement in the current year.

•	Our Enact segment increased $24 million primarily attributable to higher operating costs, expenses associated with strategic transaction preparations and restructuring costs in the current year.

•	Our Runoff segment increased $3 million mainly from higher commissions in our variable annuity products in the current year.

•
Corporate and Other activities decreased $6 million mainly driven by lower operating costs and from a lower make-whole premium in the current year related to the early redemption of Genworth Holdings’ senior notes, partially offset by restructuring costs of $9 million and a $4 million loss in the current year related to the repurchase of Genworth Holdings’ senior notes compared to a $4 million gain in the prior year.

Amortization of deferred acquisition costs and intangibles

•
Our U.S. Life Insurance segment decreased $16 million. Our long-term care insurance business increased $12 million principally from policy terminations and policies entering paid-up
status in the current year. Our life insurance business decreased $6 million principally from higher prior year lapses in our large
20-year
term life insurance block written in 2000, partially offset by DAC impairments of $76 million in our universal and term universal life insurance products in the current year. Our fixed annuities business decreased $22 million primarily related to lower DAC amortization reflecting the impact of favorable market changes in the current year.

•	Our Runoff segment decreased $4 million mainly related to lower DAC amortization in our variable annuity products principally from favorable equity market performance in the current year.
Interest expense

•
Corporate and Other activities decreased $38 million largely driven by the redemption of Genworth Holdings’ senior notes due in February 2021 and September 2021 and from the early redemption of Genworth Holdings’ senior notes in the prior year originally scheduled to mature in June 2020.

•	Our U.S. Life Insurance segment decreased $5 million due to our life insurance business principally related to the early redemption of non-recourse funding obligations in the prior year.

•	Our Enact segment increased $32 million related to Enact Holdings’ senior notes issued in August 2020.
Provision for income taxes.
The effective tax rate decreased to 21.7% for the nine months ended September 30, 2021 from 27.2% for the nine months ended September 30, 2020. The decrease was mostly attributable to tax expense on forward starting swaps settled prior to the enactment of the Tax Cuts and Jobs Act (“TCJA”) and non-deductible
expenses in relation to higher
pre-tax
income in the current year. The decrease was also attributable to a reduction in uncertain tax positions due to the expiration of certain statute of limitations in the current year.
Net income from continuing operations attributable to noncontrolling interests.
The increase relates to the minority IPO of Enact Holdings on September 16, 2021, which reduced our ownership percentage to 81.6%, resulting in lower net income of $4 million in the third quarter of 2021.
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
Adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) assume a 21% tax rate and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.
The following table includes a reconciliation of net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$314	$418	$741	$(89)
Add: net income from continuing operations attributable to noncontrolling interests	4	—	4	—
Add: net income from discontinued operations attributable to noncontrolling interests	—	18	8	35

Net income (loss)	318	436	753	(54)
Less: income (loss) from discontinued operations, net of taxes	12	34	28	(451)

Income from continuing operations	306	402	725	397
Less: net income from continuing operations attributable to noncontrolling interests	4	—	4	—

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	302	402	721	397
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(88)	(350)	(191)	(359)
(Gains) losses on early extinguishment of debt, net	6	—	10	9
Expenses related to restructuring	3	—	29	2
Taxes on adjustments	16	73	32	73

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$239	$125	$601	$122

(1)
For the three and nine months ended September 30, 2020, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $1 million and $(14) million, respectively.

During the three months ended September 30, 2021, we paid a
pre-tax
make-whole premium of $6 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in September 2021. During the nine months ended September 30, 2021 and 2020, we repurchased $146 million and $84 million, respectively, principal amount of Genworth Holdings’ senior notes with 2021 maturity dates for a pre-tax
gain (loss) of $(4) million and $4 million, respectively. In January 2020, we paid a pre-tax
make-whole expense of $9 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and Rivermont Life Insurance Company I (“Rivermont I”), our indirect wholly-owned special purpose consolidated captive insurance subsidiary, early redeemed all of its $315 million outstanding non-recourse
funding obligations originally due in 2050 resulting in a
pre-tax
loss of $4 million from the
write-off
of deferred borrowing costs. These transactions were excluded from adjusted operating income as they relate to gains (losses) on the early extinguishment of debt.
We recorded a
pre-tax
expense of $3 million and $29 million for the three and nine months ended September 30, 2021, respectively, and $2 million for the nine months ended September 30, 2020 related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.
Earnings (loss) per share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2021	2020	2021	2020
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.59	$0.79	$1.42	$0.78

Diluted	$0.59	$0.79	$1.40	$0.78

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.62	$0.83	$1.46	$(0.18)

Diluted	$0.61	$0.82	$1.44	$(0.17)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.47	$0.25	$1.19	$0.24

Diluted	$0.46	$0.25	$1.17	$0.24

Weighted-average common shares outstanding:
Basic	507.4	505.6	506.8	505.1

Diluted	514.2	511.5	514.4	511.2

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
Management regularly monitors and reports a loss ratio for our businesses. For our U.S. mortgage insurance business included in our Enact segment, the loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. For our long-term care insurance business included in our U.S. Life Insurance segment, the loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums. We consider the loss ratio to be a measure of underwriting performance in these businesses and helps to enhance the understanding of the operating performance of our businesses.
Management also regularly monitors and reports adjusted operating income available to Genworth Financial, Inc.’s common stockholders attributable to in-force
rate actions in the long-term care insurance business included in our U.S. Life Insurance segment.
In-force
rate actions include premium rate increases and associated benefit reductions implemented since 2012, which are presented net of estimated premium taxes, commissions, and other expenses on an after-tax
basis. Estimates for
in-force
rate actions reflect certain simplifying assumptions that may vary materially from actual historical results, including but not limited to, a uniform rate of coinsurance and premium taxes in addition to consistent policyholder behavior over time. Actual policyholder behavior may differ significantly from these assumptions. In addition, estimates exclude reserve updates resulting from profits followed by losses. Management considers adjusted operating income available to Genworth Financial, Inc.’s common stockholders attributable to in-force
rate actions to be a measure of its operating performance because it helps bring older generation long-term care insurance blocks closer to a break-even point over time and helps bring the loss ratios on newer long-term care insurance blocks back towards their original pricing.
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
The United States economy and consumer confidence improved in the third quarter of 2021 compared to the second quarter of 2021. The unemployment rate has continued to decrease since the beginning of the pandemic and was 4.8% in September 2021. While this is elevated compared to the pre-pandemic
level of 3.5% in February 2020, it has steadily decreased from a peak of 14.8% in April 2020. Even after the continued recovery in the third quarter of 2021, the number of unemployed Americans stands at approximately 8 million, which is 2 million higher than in February 2020. Among the unemployed, those on temporary layoff continued to decrease to approximately 1 million from a peak of 18 million in April 2020, and the number of permanent job losses decreased to approximately 2 million. In addition, the number of long term unemployed over 26 weeks has continued to decrease since March 2021, falling to approximately 3 million in September 2021.
Specific to housing finance, mortgage origination activity remained robust in the third quarter of 2021 fueled by refinance activity and strong home sales. Refinance activity remained robust compared to the second quarter of 2021 but decreased compared to the third quarter of 2020. The purchase market remained strong, with annualized sales of previously owned homes increasing over the second quarter of 2021 but down from the post-2006 peak in the fourth quarter of 2020. Total unsold inventory of homes remains low at a
2.4-month
supply as of September 2021, which continues to drive home prices higher, increasing our average loan amount on new insurance written. Interest rates decreased modestly during the third quarter of 2021 to 2.87%, which was the lowest level since the fourth quarter of 2020. Housing affordability declined in August 2021 compared to August 2020 due to a low supply of homes, partially offset by the low interest rate environment and an increase in median family income according to the National Association of Realtors Housing Affordability Index. Although median family income has increased in 2021, it remains below a level that could afford a current median-priced home.
The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act requires mortgage servicers to provide up to 180 days of forbearance for borrowers with a federally backed mortgage loan who assert they have experienced a financial hardship related to
COVID-19.
Forbearance may be extended for an additional 180 days up to a year in total or shortened at the request of the borrower. In addition, on February 25, 2021, the Federal Housing Finance Agency (“FHFA”) announced that borrowers with a mortgage backed by the GSEs who are in an active
COVID-19
forbearance plan as of February 28, 2021 may request up to two additional forbearance extensions for a maximum of 18 months of total forbearance relief. In addition, the CARES Act provides that furnishers of credit reporting information, including servicers, should continue to report a loan as current to credit reporting agencies if the loan is subject to a payment accommodation, such as forbearance, so long as the borrower abides by the terms of the accommodation. Servicer reported forbearance slowed meaningfully beginning in June 2020 and ended the third quarter of 2021 with approximately 3% or 29,526 of our active primary policies reported in a forbearance plan, of which approximately 55% were reported as delinquent. It is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent.
The foreclosure moratorium for mortgages that are purchased by the GSEs expired on July 31, 2021. However, on June 28, 2021 the Consumer Financial Protection Bureau (“CFPB”) issued a final rule to amend Regulation X of the Real Estate Settlement Procedures Act effective August 31, 2021 to assist mortgage borrowers affected by the
COVID-19
emergency. The final rule establishes temporary procedural changes that require a loss mitigation review prior to a servicer’s first notice or foreclosure filing on certain mortgages. On June 29, 2021, the FHFA announced that servicers were immediately prohibited from making a first notice or foreclosure filing for mortgages backed by the GSEs, now formally prohibited by the CFPB Regulation X Final Rule that took effect on August 31, 2021. These announcements generally prohibit servicers from starting foreclosures on mortgages purchased by the GSEs until after December 31, 2021.
The pandemic continued to affect our financial results in the third quarter of 2021 but to a lesser extent than in the second quarter of 2021 as we experienced elevated, but declining, servicer reported forbearance. While new delinquencies increased during the third quarter of 2021, the magnitude was in line with historical seasonal trends and the third quarter of 2021 new delinquency rate of 0.8% remained consistent with pre-pandemic
levels. The impact of
COVID-19
on our future business results is difficult to predict. Given the maximum length of forbearance plans, the resolution of a delinquency in a plan may not be known for several quarters. While we continue to monitor regulatory and government actions and the resolution of forbearance delinquencies, it is possible the pandemic could have a significant adverse impact on our future results of operations and financial condition.
Market penetration and eventual market size are affected in part by actions that impact housing or housing finance policy taken by the GSEs and the U.S. government, including but not limited to, the Federal Housing Administration (“FHA”) and the FHFA. In the past, these actions have included announced changes, or potential changes, to underwriting standards, including changes to the GSEs’ automated underwriting systems, FHA pricing, GSE guaranty fees, loan limits and alternative products. On December 17, 2020, the FHFA published the Enterprise Regulatory Capital Framework Final Rule, which includes significantly higher regulatory capital requirements for the GSEs over current requirements. However, on September 15, 2021, the FHFA announced a Notice of Proposed Rulemaking to amend the Enterprise Regulatory Capital Framework, including technical corrections to provisions that were published on December 17, 2020. Higher GSE capital requirements could ultimately lead to increased costs to borrowers of GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could result in a smaller market for private mortgage insurance. In conjunction with preparing to release the GSEs from conservatorship, on January 14, 2021, the FHFA and the Treasury Department agreed to amend the Preferred Stock Purchase Agreements (“PSPAs”) between the Treasury Department and each of the GSEs to increase the amount of capital each GSE may retain. Among other things, the amendments to the PSPAs limit the number of certain mortgages the GSEs may acquire with two or more prescribed risk factors, including certain mortgages with combined loan-to-value
ratios above 90%. However, on September 14, 2021, the FHFA and Treasury Department suspended certain provisions of the amendments to the PSPAs, including the limit on the number of mortgages with two or more risk factors that the GSEs may acquire. Such suspensions terminate on the later of one year after September 14, 2021 or six months after the Treasury Department notifies the GSEs of termination. Because the suspension of these limits is based on the current market size, we do not expect any material impact to the private mortgage market in the near term.
The CFPB’s Qualified Mortgage (“QM”) regulations also include a temporary category (the “QM Patch”) for mortgages that comply with certain prohibitions and limitations and meet the GSE underwriting and product guidelines. Mortgages that meet certain requirements are deemed to be QMs until the earlier of the time in which the GSEs exit the FHFA conservatorship or the mandatory compliance date of the final amendments to the CFPB rule defining what constitutes a QM (the “QM Rule”). On April 27, 2021, the CFPB promulgated a final rule delaying the mandatory compliance date of the amended QM Rule until October 1, 2022. As provided under the final rule, the prior 43%
debt-to-income-based
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
QM Rule definition and the QM Patch will continue to qualify under the new price-based APOR definition and therefore we expect little impact from this change. For more information on the previously disclosed regulation, see “Item 1—Business—Regulation— U.S. Insurance Regulation” in our 2020 Annual Report on Form
10-K.
For more information about the potential future impact, see “Item 1A—Risk Factors—Changes to the role of the GSEs or to the charters or business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our financial condition and results of operations or significantly impact our business,” and “—Risk Factors—The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected” in our 2020 Annual Report on Form
10-K.
New insurance written of $24.0 billion in the third quarter of 2021 decreased 10% compared to the third quarter of 2020 primarily due to a smaller estimated private mortgage insurance market in the current year. The decrease in the estimated private mortgage insurance available market was primarily driven by lower refinance originations.
Our primary persistency increased to 65% during the third quarter of 2021 compared to 59% during the third quarter of 2020 but remained below our historic levels of approximately 80%. The increase in persistency was primarily driven by a decline in the percentage of our in-force
policies with mortgage rates above current interest rates. Low persistency has impacted business performance trends in several ways including, but not limited to, offsetting insurance in-force
growth from new insurance written, accelerating the recognition of earned premiums due to single premium policy cancellations, accelerating the amortization of our existing reinsurance transactions reducing their associated PMIERs capital credit and shifting the concentration of our primary insurance in-force
to more recent years of policy origination. As of September 30, 2021, our primary insurance in-force
has approximately 6% concentration in 2014 and prior book years. More specifically, our 2005 through 2008 book year concentration is approximately 4%. In contrast, our 2020 book year represents 34% of our primary insurance in-force
concentration while our 2021 book year is 33% as of September 30, 2021.
The U.S. private mortgage insurance industry is highly competitive. Our market share is influenced by the execution of our go to market strategy, including but not limited to, pricing competitiveness relative to our peers and our selective participation in forward commitment transactions. Since the minority IPO of Enact Holdings, we have held discussions with customers that previously conducted limited to no business with Enact. These discussions have been promising to date and as a result, we expect the volume of business with these customers to increase in future periods, although the ultimate outcome remains uncertain. We continue to manage the quality of new business through pricing and our underwriting guidelines, which we modify from time to time when circumstances warrant. The market and underwriting conditions, including the mortgage insurance pricing environment, are within our risk adjusted return appetite, enabling us to write new business at returns we view as attractive.
Net earned premiums decreased in the third quarter of 2021 compared to the third quarter of 2020 primarily from lower single premium policy cancellations, continued lapse of our older higher priced policies and from higher ceded premiums, partially offset by higher insurance in-force
in the current year. The total number of delinquent loans has declined from the
COVID-19
peak in the second quarter of 2020 but remains elevated compared to pre-COVID-19
levels. During this time and consistent with prior years, servicers continued the practice of remitting premiums during the early stages of default. Additionally, we have a business practice of refunding the post-delinquent premiums to the insured party if the delinquent loan goes to claim. We record a liability and a reduction to net earned premiums for the post-delinquent premiums we expect to refund. The post-delinquent premium liability recorded since the beginning of
COVID-19
in the second quarter of 2020 through the third quarter of 2021 was not significant to the change in earned premiums for those periods as a result of the high concentration of new delinquencies being subject to a servicer reported forbearance plan and the lower estimated claim rate for these loans. The post-default premium liability increased by $1 million in the third quarter of 2021 and the total liability for all delinquencies was $14 million as of September 30, 2021. As a result of
COVID-19,
certain state insurance regulators required or requested the provision of grace periods of varying lengths to insureds in the event of
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
Our loss reserves continue to be impacted by
COVID-19.
Borrowers who have experienced a financial hardship including, but not limited to, the loss of income due to the closing of a business or the loss of a job have taken advantage of available forbearance programs and payment deferral options. During the peak of the pandemic, we experienced elevated new delinquencies subject to forbearance plans which may ultimately cure at a higher rate than traditional delinquencies. Unlike a hurricane where the natural disaster occurs at a point in time and the rebuild starts soon after,
COVID-19
brought ongoing displacement to the mortgage insurance market, making it more difficult to determine the effectiveness of forbearance and the resulting claim rates for new delinquencies in forbearance plans. Given this difference, our prior hurricane experience was leveraged in combination with recent cure activity from
COVID-19
related delinquencies as consideration in the establishment of an appropriate claim rate estimate for new delinquencies in forbearance plans that have emerged as a result of
COVID-19.
Approximately 36% of our primary new delinquencies in the third quarter of 2021 were subject to a forbearance plan as compared to less than 5% in recent quarters prior to
COVID-19.
The severity of loss on loans that do go to claim may be negatively impacted by the extended forbearance timeline, the associated elevated expenses and the higher loan amount of the recent new delinquencies. These negative influences on loss severity could be mitigated in part by further home price appreciation. For loans insured on or after October 1, 2014, our mortgage insurance policies limit the number of months of unpaid interest and associated expenses that are included in the mortgage insurance claim amount to a maximum of 36 months.
Our loss ratio for the three months ended September 30, 2021 was 14% as compared to 18% for the three months ended September 30, 2020. The decrease was largely from lower new delinquencies in the current year from the improving economy, partially offset by lower reserves of $23 million from favorable development on IBNR delinquencies in the prior year that did not recur. New primary delinquencies of 7,427 contributed $33 million of loss expense in the third quarter of 2021. In determining the loss expense estimate for the third quarter of 2021, considerations were given to forbearance and non-forbearance
delinquencies, recent cure and claim experience and the ongoing economic impact due to the pandemic. We incurred $61 million of losses from new delinquencies in the third quarter of 2020 driven primarily by an increase in borrower forbearance as a result of
COVID-19.
As of September 30, 2021, GMICO’s
risk-to-capital
ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GMICO’s domestic insurance regulator, was approximately 11.9:1, compared with a risk-to-capital
ratio of 12.0:1 and 12.3:1 as of June 30, 2021 and December 31, 2020, respectively. GMICO’s risk-to-capital
ratio remains below the NCDOI’s maximum
risk-to-capital
ratio of 25:1. North Carolina’s calculation of
risk-to-capital
excludes the
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
Under PMIERs, we are subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. On June 29, 2020, the GSEs issued the “PMIERs Amendment.” In September 2020, the GSEs issued an amended and restated version of the

PMIERs Amendment that became effective retroactively on June 30, 2020 and included a new reporting requirement that became effective on December 31, 2020. On December 4, 2020, the GSEs issued a revised and restated version of the PMIERs Amendment that revised and replaced the version issued in September 2020. The December 4, 2020 version extended the application of reduced PMIERs capital factors to each non-performing
loan that has an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 and extended the capital preservation period from March 31, 2021 to June 30, 2021. On June 30, 2021, the GSEs issued a revised and restated version of the PMIERs Amendment that replaced the version issued on December 4, 2020. The June 30, 2021 version allows loans that enter a forbearance plan due to a
COVID-19
hardship on or after April 1, 2021 to remain eligible for extended application of the reduced PMIERs capital factor for as long as the loan remains in forbearance. The June 30, 2021 version also extends the capital preservation period through December 31, 2021 with certain exceptions, as described below.
The PMIERs Amendment implemented both permanent and temporary revisions to PMIERs. For loans that became non-performing
due to a
COVID-19
hardship, PMIERs was amended with respect to each
non-performing
loan that (i) has an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 or (ii) is subject to a forbearance plan granted in response to a financial hardship related to
COVID-19,
the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. The risk-based required asset amount factor for the non-performing
loan will be the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing
loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier will be applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing
loan due to having missed two monthly payments. Loans subject to a forbearance plan described in (ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period. The PMIERs Amendment also imposed temporary capital preservation provisions through December 31, 2021 that require an approved insurer to meet certain PMIERs minimum required assets buffers (150% in the third quarter of 2021 and 115% in the fourth quarter of 2021) or otherwise obtain prior written GSE approval before paying any dividends, pledging or transferring assets to an affiliate or entering into any new, or altering any existing, arrangements under tax sharing and intercompany expense-sharing agreements, even if such insurer had a surplus of available assets. In addition, the PMIERs Amendment imposes permanent revisions to the risk-based required asset amount factor for non-performing
loans for properties located in future Federal Emergency Management Agency (“FEMA”) Declared Major Disaster Areas eligible for individual assistance.
In September 2020, subsequent to the issuance of Enact Holdings’ senior notes due in 2025, the GSEs imposed certain restrictions (the “GSE Restrictions”) with respect to capital on Enact. In May 2021, in connection with their conditional approval of the then potential partial sale of Enact Holdings, the GSEs confirmed the GSE Restrictions will remain in effect until the following collective conditions (“GSE Conditions”) are met: (a) approval of GMICO’s plan to secure additional capital, if needed, (b) GMICO obtains “BBB+”/“Baa1” (or higher) rating from S&P, Moody’s or Fitch Ratings, Inc. for two consecutive quarters and (c) Genworth achieves certain financial metrics. Prior to the satisfaction of the GSE Conditions, the GSE Restrictions require:

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
The GSEs informed us that a potential partial sale resulting in Genworth owning 70% or less of Enact Holdings by year end 2021 would delay each step up of the PMIERs minimum required asset requirements listed in the first bullet above by one calendar year. In addition, Fannie Mae agreed to reconsider the GSE Restrictions if Genworth were to own 50% or less of Enact Holdings at any point prior to their expiration. Our current plans do not include any additional minority sales resulting in Genworth owning less than 80% of Enact Holdings.
As of September 30, 2021, Enact had estimated available assets of $5,126 million against $2,839 million net required assets under PMIERs compared to available assets of $4,926 million against $2,985 million net required assets as of June 30, 2021. The sufficiency ratio as of September 30, 2021 was 181% or $2,287 million above the published PMIERs requirements, compared to 165% or $1,941 million above the published PMIERs requirements as of June 30, 2021. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions imposed on Enact. The increase in the PMIERs sufficiency was driven in part by the completion of an insurance linked notes transaction, which added $372 million of additional PMIERs capital credit as of September 30, 2021, elevated lapse driven by prevailing low interest rates, business cash flows and lower delinquencies, partially offset by elevated new insurance written and amortization of our reinsurance transactions executed prior to the third quarter of 2021. Our PMIERs required assets as of September 30, 2021 and June 30, 2021 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing
loans. The application of the 0.30 multiplier to all eligible delinquencies provided $570 million of benefit to our September 30, 2021 PMIERs required assets compared to $760 million of benefit as of June 30, 2021. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier.
On September 2, 2021, Enact obtained $372 million of fully collateralized excess of loss reinsurance coverage from Triangle Re
2021-3
Ltd. on a portfolio of existing mortgage insurance policies written from January 2021 through June 2021. Credit risk transfer transactions provided an aggregate of approximately $1,597 million of PMIERs capital credit as of September 30, 2021. Enact may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time.
In July 2021, GMICO received approval from the NCDOI for a dividend of $200 million to be distributed at year end 2021. We believe this is an important milestone as we work to restart the return of capital to shareholders. Management of Enact Holdings continues to assess the economic and business conditions, including the resolution of forbearance related delinquencies, in support of a fourth quarter of 2021 dividend to shareholders. To date, aggregate performance indications have been supportive. If these indications remain supportive, management of Enact Holdings intends to recommend the execution of a $200 million 2021 dividend to the independent capital committee and the board of directors of Enact Holdings for their approval. Any future dividend is also subject to market conditions, business performance, business and regulatory approvals and will include a proportionate dividend distribution to minority shareholders.

Segment results of operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$243	$251	$(8)	(3)%
Net investment income	36	34	2	6%
Net investment gains (losses)	1	(2)	3	150%
Policy fees and other income	1	1	—	—%

Total revenues	281	284	(3)	(1)%

Benefits and expenses:
Benefits and other changes in policy reserves	34	45	(11)	(24)%
Acquisition and operating expenses, net of deferrals	55	54	1	2%
Amortization of deferred acquisition costs and intangibles	3	3	—	—%
Interest expense	13	6	7	117%

Total benefits and expenses	105	108	(3)	(3)%

Income from continuing operations before income taxes	176	176	—	—%
Provision for income taxes	38	37	1	3%

Income from continuing operations	138	139	(1)	(1)%
Less: net income from continuing operations attributable to noncontrolling interests	4	—	4	NM (1)

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	134	139	(5)	(4)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses	(1)	2	(3)	(150)%
Expenses related to restructuring	1	—	1	NM (1)
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$134	$141	$(7)	(5)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily attributable to lower premiums mainly due to a decrease in single premium policy cancellations, continued lapse of our older higher priced policies and higher ceded premiums, partially offset by higher insurance in-force
in the current year. The decrease was also driven by higher interest expense associated with Enact Holdings’ senior notes issued in August 2020 and the minority IPO of Enact Holdings that closed in September 2021, which reduced our ownership percentage to 81.6% and resulted in lower net income of $4 million in the third quarter of 2021. These decreases were partially offset by lower losses mainly from a decrease in new delinquencies in the current year, partially offset by lower reserves of $18 million from favorable development on IBNR delinquencies in the prior year that did not recur.

Revenues
Premiums decreased mainly due to lower policy cancellations in our single premium mortgage insurance product, continued lapse of our older higher priced policies due to the current low interest rate environment and higher ceded premiums, partially offset by higher insurance in-force
in the current year.
Net investment income increased primarily from higher average invested assets and higher income from bond calls, partially offset by lower investment yields in the current year.
Net investment gains in the current year were largely from net gains from the sale of fixed maturity securities, partially offset by credit losses on fixed maturity securities. Net investment losses in the prior year were largely driven by impairments.
Benefits and expenses
Benefits and other changes in policy reserves decreased largely from lower new delinquencies in the current year, partially offset by lower reserves of $23 million from favorable development on IBNR delinquencies in the prior year that did not recur. New delinquencies were higher in the prior year driven primarily by an increase in borrower forbearance as a result of
COVID-19.
Interest expense increased related to Enact Holdings’ senior notes issued in August 2020.
Provision for income taxes.
The effective tax rate was 21.3% for both the three months ended September 30, 2021 and 2020, consistent with the U.S. corporate federal income tax rate.
Net income from continuing operations attributable to noncontrolling interests.
The increase relates to the minority IPO of Enact Holdings on September 16, 2021, which reduced our ownership percentage to 81.6%, resulting in lower net income of $4 million in the third quarter of 2021.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$738	$720	$18	3%
Net investment income	106	98	8	8%
Net investment gains (losses)	(2)	(3)	1	33%
Policy fees and other income	3	4	(1)	(25)%

Total revenues	845	819	26	3%

Benefits and expenses:
Benefits and other changes in policy reserves	119	292	(173)	(59)%
Acquisition and operating expenses, net of deferrals	175	151	24	16%
Amortization of deferred acquisition costs and intangibles	11	11	—	—%
Interest expense	38	6	32	NM (1)

Total benefits and expenses	343	460	(117)	(25)%

Income from continuing operations before income taxes	502	359	143	40%
Provision for income taxes	107	76	31	41%

Income from continuing operations	395	283	112	40%
Less: net income from continuing operations attributable to noncontrolling interests	4	—	4	NM (1)

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	391	283	108	38%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses	2	3	(1)	(33)%
Expenses related to restructuring	3	—	3	NM (1)
Taxes on adjustments	(1)	—	(1)	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$395	$286	$109	38%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased primarily attributable to lower losses mainly from a decrease in new delinquencies and from lower unfavorable reserve adjustments in the current year. The increase was also driven by higher premiums mainly attributable to higher insurance in-force,
partially offset by continued lapse of our older higher priced policies, higher ceded premiums and lower single premium policy cancellations in the current year. These increases were partially offset by higher interest expense associated with Enact Holdings’ senior notes issued in August 2020 and an increase in operating costs in the current year.

Revenues
Premiums increased mainly attributable to higher insurance
in-force,
partially offset by continued lapse of our older higher priced policies due to the current low interest rate environment, higher ceded premiums and lower policy cancellations in our single premium mortgage insurance product in the current year.
Net investment income increased primarily from higher average invested assets and higher income from bond calls, partially offset by lower investment yields in the current year.
Benefits and expenses
Benefits and other changes in policy reserves decreased largely from lower new delinquencies and lower unfavorable reserve adjustments in the current year. Losses from new delinquencies decreased $151 million compared to the prior year driven primarily by a significant increase in borrower forbearance in the prior year as a result of
COVID-19.
We strengthened reserves by $10 million in the current year primarily due to our expectation that pre-COVID-19
delinquencies will have a modestly higher claim rate than our prior best estimate given the slower emergence of cures to date. In the prior year, we strengthened existing reserves by $28 million primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. The decrease was also driven by higher IBNR delinquencies in the prior year.
Acquisition and operating expenses, net of deferrals, increased primarily attributable to higher operating costs, expenses associated with strategic transaction preparations and restructuring costs in the current year.
Interest expense increased related to Enact Holdings’ senior notes issued in August 2020.
Provision for income taxes.
The effective tax rate was 21.2% and 21.1% for the nine months ended September 30, 2021 and 2020, respectively, consistent with the U.S. corporate federal income tax rate.
Net income from continuing operations attributable to noncontrolling interests.
The increase relates to the minority IPO of Enact Holdings on September 16, 2021, which reduced our ownership percentage to 81.6%, resulting in lower net income of $4 million in the third quarter of 2021.
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

The following tables set forth selected operating performance measures regarding our Enact segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Primary insurance in-force (1)	$222,500	$203,100	$19,400	10%
Risk in-force:
Primary	$55,900	$51,400	$4,500	9%
Pool	100	100	—	—%

Total risk in-force	$56,000	$51,500	$4,500	9%

(1)	Primary insurance in-force represents the aggregate unpaid principal balance for loans we insure. Original loan balances are primarily used to determine premiums.

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
New insurance written	$24,000	$26,600	$(2,600)	(10)%	$75,600	$72,900	$2,700	4%
Primary insurance
in-force
and risk
in-force
Primary insurance
in-force
increased largely from new insurance written, partially offset by lapses and cancellations as we continue to experience persistency below our historic norms. Primary persistency was 61% and 62% for the nine months ended September 30, 2021 and 2020, respectively. Total risk in-force
increased primarily as a result of higher primary insurance
in-force.
New insurance written
For the three months ended September 30, 2021, new insurance written decreased primarily due to a smaller estimated private mortgage insurance market in the current year. For the nine months ended September 30, 2021, new insurance written increased primarily due to higher mortgage purchase originations and a larger private mortgage insurance market in the current year.
Loss and expense ratios
The following table sets forth the loss and expense ratios for our Enact segment for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Loss ratio	14%	18%	(4)%	16%	41%	(25)%
Expense ratio (net earned premiums)	24%	23%	1%	25%	23%	2%
The loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. The expense ratio (net earned premiums) is the ratio of general expenses to net earned premiums. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.
The loss ratio decreased for the three months ended September 30, 2021 largely from lower new delinquencies in the current year, partially offset by lower reserves of $23 million from favorable development on IBNR delinquencies in the prior year that did not recur. The loss ratio decreased for the nine months ended September 30, 2021 mainly from lower new delinquencies and lower unfavorable reserve adjustments in the current year. Losses from new delinquencies decreased $151 million compared to the prior year driven primarily by a significant increase in borrower forbearance in the prior year as a result of
COVID-19.
We strengthened reserves by $10 million in the current year primarily due to our expectation that pre-COVID-19
delinquencies will have a modestly higher claim rate than our prior best estimate given the slower emergence of cures to date. In the prior year, we strengthened existing reserves by $28 million primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. The decrease was also driven by higher IBNR delinquencies in the prior year.
The expense ratio (net earned premiums) for the three months ended September 30, 2021 increased slightly primarily from a decrease in premiums mainly due to lower single premium policy cancellations, continued lapse of our older higher priced policies due to the current low interest rate environment and higher ceded premiums, partially offset by higher insurance in-force
in the current year. The expense ratio (net earned premiums) for the nine months ended September 30, 2021 increased mainly driven by higher operating costs, expenses associated with strategic transaction preparations and restructuring costs in the current year.

Mortgage insurance loan portfolio
The following table sets forth selected financial information regarding our Enact loan portfolio as of September 30:

(Amounts in millions)	2021	2020
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$34,259	$34,563
90.01% to 95.00%	94,888	91,478
85.01% to 90.00%	63,349	54,787
85.00% and below	29,968	22,234

Total	$222,464	$203,062

Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$9,490	$9,196
90.01% to 95.00%	27,509	26,403
85.01% to 90.00%	15,322	13,188
85.00% and below	3,545	2,606

Total	$55,866	$51,393

Primary insurance in-force by FICO (1) score at origination:
Over 760	$87,073	$77,557
740-759	35,177	33,208
720-739	31,374	29,277
700-719	27,371	24,723
680-699	21,458	19,129
660-679 (2)	10,309	9,387
640-659	6,009	5,756
620-639	2,787	2,861
<620	906	1,164

Total	$222,464	$203,062

Primary risk in-force by FICO score at origination:
Over 760	$21,767	$19,549
740-759	8,824	8,424
720-739	7,966	7,489
700-719	6,923	6,288
680-699	5,383	4,864
660-679 (2)	2,568	2,331
640-659	1,497	1,423
620-639	705	725
<620	233	300

Total	$55,866	$51,393

(1)	Fair Isaac Company.
(2)	Loans with unknown FICO scores are included in the 660-679 category.

Delinquent loans
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Enact loan portfolio as of the dates indicated:

	September 30, 2021	December 31, 2020	September 30, 2020
Primary insurance:
Insured loans in-force	936,934	924,624	913,974
Delinquent loans	28,904	44,904	49,692
Percentage of delinquent loans (delinquency rate)	3.08%	4.86%	5.44%
Delinquency rates have decreased primarily from a decline in total delinquencies as the economy continues to recover from
COVID-19
and as cures outpaced new delinquencies.
The following tables set forth primary delinquencies, direct primary case reserves and risk in-force
by aged missed payment status in our Enact loan portfolio as of the dates indicated:

	September 30, 2021
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	6,192	$32	$320	10%
4 - 11 payments	9,021	128	528	24%
12 payments or more	13,691	453	813	56%

Total	28,904	$613	$1,661	37%

	December 31, 2020
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,484	$43	$549	8%
4 - 11 payments	30,324	331	1,853	18%
12 payments or more	4,096	143	204	70%

Total	44,904	$517	$2,606	20%

(1)	Direct primary case reserves exclude loss adjustment expenses, IBNR and reinsurance reserves.
The total increase in reserves as a percentage of risk
in-force
as of September 30, 2021 was primarily driven by higher reserves in relation to a decrease in delinquent risk in-force.
Delinquent risk
in-force
decreased mainly from lower total delinquencies as cures outpaced new delinquencies during the first nine months of 2021, while reserves increased primarily from new delinquencies and reserve strengthening in the current year. In addition, due to foreclosure moratoriums and the uncertainty around the lack of progression through the foreclosure process, recent cure performance was not recognized in the reserve estimate. This assumes that remaining delinquencies will have a higher likelihood of going to claim.
As of September 30, 2021, we have experienced an increase in loans that are delinquent for 12 months or more due in large part to borrowers entering a forbearance plan over a year ago driven by
COVID-19.
We estimated the loss reserve for
COVID-19
related delinquencies by applying a claim rate estimate which considers the emergence of cures on forbearance and non-forbearance
delinquencies and the ongoing economic impact due to the pandemic. The large volume of additional forbearance delinquencies moving to 12 or more payments in default combined with lower loss expectations on delinquencies subject to a forbearance plan drove the decrease in reserves as a percentage of risk
in-force
in the 12 or more payments in default category as of September 30, 2021. Forbearance plans may be extended up to 18 months, therefore, it is possible we could experience elevated delinquencies in this aged category for the remainder of 2021. Resolution of a delinquency in a forbearance plan, whether it ultimately results in a cure or a claim, is difficult to estimate and may not be known for several quarters, if not longer.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. The tables below set forth the dispersion of direct primary case reserves and our primary delinquency rates for the 10 largest states and the 10 largest Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by our primary risk in-force
as of the dates indicated. Delinquency rates are shown by region based upon the location of the underlying property rather than the location of the lender.

	Percent of primary risk in-force as of September 30, 2021	Percent of direct case reserves as of September 30, 2021 (1)	Delinquency rate as of
			September 30, 2021	December 31, 2020	September 30, 2020
By State:
California	11%	11%	3.91%	6.20%	7.13%
Texas	8%	8%	3.47%	5.82%	6.57%
Florida (2)	7%	9%	3.73%	6.92%	8.04%
New York (2)	5%	12%	4.41%	6.92%	7.78%
Illinois (2)	5%	6%	3.53%	5.21%	5.90%
Michigan	4%	2%	2.01%	2.93%	3.53%
Arizona	3%	2%	2.64%	4.54%	5.01%
North Carolina	3%	2%	2.54%	3.84%	4.47%
Pennsylvania (2)	3%	3%	2.75%	4.11%	4.52%
Washington	3%	3%	3.65%	5.37%	5.60%

(1)	Direct primary case reserves exclude loss adjustment expenses, IBNR and reinsurance reserves.
(2)	Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be complete.

	Percent of primary risk in-force as of September 30, 2021	Percent of direct case reserves as of September 30, 2021 (1)	Delinquency rate as of
			September 30, 2021	December 31, 2020	September 30, 2020
By MSA or MD:
Chicago-Naperville MD	3%	4%	4.38%	6.36%	7.30%
Phoenix MSA	3%	2%	2.64%	4.63%	5.09%
New York MD	3%	8%	6.48%	10.25%	11.37%
Atlanta MSA	2%	3%	4.00%	6.68%	7.57%
Washington DC-Arlington MD	2%	2%	3.88%	6.09%	7.06%
Houston MSA	2%	3%	4.51%	7.59%	8.25%
Riverside-San Bernardino MSA	2%	2%	4.42%	7.08%	8.08%
Los Angeles-Long Beach MD	2%	3%	4.98%	7.57%	8.88%
Dallas MD	2%	2%	3.02%	5.10%	6.14%
Nassau-Suffolk MD	2%	4%	6.93%	10.64%	11.66%

(1)	Direct primary case reserves exclude loss adjustment expenses, IBNR and reinsurance reserves.

The following table sets forth the dispersion of our direct primary case reserves and primary insurance in-force
and risk
in-force
by year of policy origination, weighted average mortgage interest rate and delinquency rate as of September 30, 2021:

(Amounts in millions)	Weighted average rate (1)	Percent of direct case reserves (2)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total	Delinquency rate
Policy Year
2004 and prior	6.19%	3%	$583	—%	$167	—%	14.96%
2005 to 2008	5.57%	24	8,380	4	2,142	4	11.14%
2009 to 2013	4.28%	3	1,656	1	441	1	6.03%
2014	4.49%	3	2,293	1	621	1	5.81%
2015	4.17%	5	5,087	2	1,355	2	4.67%
2016	3.89%	8	10,082	4	2,676	5	4.31%
2017	4.26%	10	10,185	5	2,631	5	5.31%
2018	4.78%	13	10,568	5	2,656	5	6.51%
2019	4.20%	18	24,884	11	6,239	11	4.43%
2020	3.24%	12	75,785	34	18,965	34	1.43%
2021	3.04%	1	72,961	33	17,973	32	0.24%

Total portfolio	3.57%	100%	$222,464	100%	$55,866	100%	3.08%

(1)	Average annual mortgage interest rate weighted by insurance in-force.
(2)	Direct primary case reserves exclude loss adjustment expenses, IBNR and reinsurance reserves.
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
in-force.
As of September 30, 2021, our 2014 and newer policy years represented approximately 95% of our primary risk in-force
and 70% of our total direct primary case reserves.
U.S. Life Insurance segment
COVID-19
The most significant impact in our U.S. life insurance businesses from
COVID-19
in 2021 and 2020 was related to continued elevated mortality. Our long-term care insurance operating results were favorably impacted by higher mortality in 2021 and 2020. Conversely, higher mortality rates had unfavorable impacts in our life insurance products and we have observed minimal impact from
COVID-19
in our fixed annuity products. Our products were also negatively impacted by the continued low interest rate environment, particularly as it related to loss recognition testing and asset adequacy analysis in the fourth quarter of 2020.
In our long-term care insurance products, we have experienced higher mortality during
COVID-19
which has had a favorable impact on claim reserves and our operating results. Although it is not our practice to track cause of death for policyholders and claimants, we believe the favorable results of our long-term care insurance business in 2021 and 2020 were likely impacted by
COVID-19,
but we expect the impacts to be temporary. We believe
COVID-19
has accelerated mortality on our most vulnerable claimants, which may reduce mortality rates in future periods as the impacts of the pandemic subside. Therefore, in the fourth quarter of 2020 and the first quarter of 2021, we strengthened our claim reserves to adjust the mortality assumption by $91 million and $67 million, respectively, to account for the lower future claim termination rates expected on remaining claims. However, in the second quarter of 2021, we experienced lower mortality as the impacts of
COVID-19
lessened and we did not establish any additional claim reserves but reduced a portion of the
COVID-19
mortality

adjustment. In the third quarter of 2021, we made a minimal change to the
COVID-19
mortality adjustment, leaving a cumulative balance of $142 million as of September 30, 2021. As
COVID-19
continues to develop, short-term mortality experience may fluctuate, and we would increase or decrease the
COVID-19
mortality adjustment accordingly.
We have also experienced lower new claims incidence in our long-term care insurance business during
COVID-19;
however, we do not expect this to be permanent but rather a temporary reduction while shelter-in-place
and social distancing protocols are in effect and that claims incidence experience will ultimately resemble previous trends. As a result, we have strengthened our IBNR claim reserves during
COVID-19
by $118 million through September 30, 2021. Although new active claim volumes in our long-term care insurance business increased gradually during 2021, near term incidence may continue to be impacted by
COVID-19.
We continue to utilize virtual assessments to assess eligibility for benefits while in-person
assessments have been temporarily discontinued during
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
Additionally, our U.S. life insurance companies are dependent on the approval of actuarially justified in-force
rate actions in our long-term care insurance business, including those rate actions which were previously filed and are currently pending review and approval. We have experienced some delays and could experience additional delays in receiving approvals of these rate actions during
COVID-19,
although we did not have a significant impact on our financial results in 2021 or during 2020 as a result of these delays.
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
While the ongoing impact of
COVID-19
is very difficult to predict, the related outcomes and impact on the U.S. life insurance business will depend on the length and severity of the pandemic and shape of the economic recovery. Future declines in interest rates as well as equity market volatility as a result of
COVID-19
would increase reserves and capital requirements in our U.S. life insurance business. For sensitivities related to interest rates, lapses and mortality on our U.S. life insurance products, see “Item 7—Management’s Discussion and Analysis— Critical Accounting Estimates” in our 2020 Annual Report on Form
10-K.
We will continue to monitor
COVID-19
impacts and evaluate all of our assumptions that may need updating as a result of longer-term trends related to the pandemic.
Trends and conditions
Results of our U.S. life insurance businesses depend significantly upon the extent to which our actual future experience is consistent with assumptions and methodologies we have used in calculating our reserves. Many factors can affect the results of our U.S. life insurance businesses. Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. We will continue to monitor our experience and assumptions closely and make changes to our assumptions and methodologies, as appropriate, for our U.S. life insurance products. Even small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our DAC amortization, reserve levels, results of operations and financial condition. Any assumption changes in our long-term care insurance business that result in pressure to our margin will be assessed for inclusion in our in-force rate action plan. However, we do not know whether future in-force rate actions would be sufficient to offset any assumption changes.
Our liability for policy and contract claims is reviewed quarterly and we conduct a detailed review of our claim reserve assumptions and methodologies for our long-term care insurance business annually typically during the third or fourth quarter of each year. Our liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing typically performed in the third or fourth quarter of each year. As part of loss recognition testing, we also review the recoverability of DAC and PVFP at least annually. In addition, we perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis annually. We will complete our annual review of long-term care insurance claim reserve assumptions in the fourth quarter of 2021, and we are monitoring emerging experience particularly in mortality and benefit utilization. While this work is ongoing, our reviews to date do not indicate a need to strengthen the claim reserves as assumptions appear to be holding up in the aggregate. We also plan to complete our loss recognition and cash flow testing as well as assumption reviews for all of our U.S. life insurance products in the fourth quarter of 2021. For our 2021 assumption updates, we are generally not including data from 2020 in setting any long-term assumptions, as we do not yet have sufficient information around longer term effects of the pandemic. Our review of long-term care insurance assumptions, as part of our testing in the fourth quarter of 2021, will include mortality, benefit utilization, interest rates and in-force
rate actions, among other assumptions. Our benefit utilization assumption will likely change given the cost of care growth rate, particularly how the growth rate compares to our accumulated experience as well as to industry benchmarks. Any adverse change in our long-term
benefit utilization assumption would have a negative impact on our loss recognition testing results and likely be offset by adjustments to our in-force rate action plan. In our life insurance business, we will also review mortality, persistency and interest rates, among other assumptions, in the fourth quarter of 2021. As we complete our review, we are monitoring our elevated mortality experience, including older age mortality as well as mortality improvement, in our life insurance products. Potential changes in our assumptions could negatively impact earnings of our life insurance business.
Results of our U.S. life insurance businesses are also impacted by interest rates. Low interest rates put pressure on the profitability and returns of these businesses as higher yielding investments mature and are replaced with lower-yielding investments. We seek to manage the impact of low interest rates through asset-liability management as well as interest rate hedging strategies for a portion of our long-term care insurance product cash flows. Additionally, certain products have implicit and explicit rate guarantees or optionality that are significantly impacted by changes in interest rates. For a further discussion of the impact of interest rates on our U.S. life insurance businesses, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Annual Report on Form
10-K.
The risk-based capital (“RBC”) of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state as of December 31, 2020. As of September 30, 2021, the RBC ratio increased compared to December 31, 2020 as a result of higher earnings in our long-term care insurance business mainly driven by claim experience, premium rate increases and benefit reductions, including policyholder benefit reduction elections made as part of a legal settlement, as well as in our variable annuity products from favorable interest rates and equity markets. We continue to face challenges in our principal life insurance subsidiaries, particularly those subsidiaries that rely heavily on in-force
rate actions as a source of earnings and capital. We may see variability in statutory results and a decline in the RBC ratios of these subsidiaries given the time lag between the approval of in-force
rate actions versus when the benefits from the
in-force
rate actions (including increased premiums and associated benefit reductions) are fully realized in our financial results. Additionally, the RBC ratio of our U.S. life insurance subsidiaries would be negatively impacted by future increases in our statutory reserves, including results of Actuarial Guideline 38, cash flow testing and assumption reviews, particularly in our long-term care insurance business. Future declines in the RBC ratio of our life insurance subsidiaries could result in heightened supervision and regulatory action.
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
Mortality levels may deviate each period from historical trends. Overall mortality experience was higher for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, attributable in part to

COVID-19.

We have experienced higher mortality than our then-current and priced-for

assumptions in recent years for our universal life insurance blocks. We have also been experiencing higher mortality related charges resulting from an increase in rates charged by our reinsurance partners reflecting natural block aging and higher mortality compared to expectations.
In the fourth quarter of 2020, we performed our annual review of life insurance assumptions and loss recognition testing. Our review focused on assumptions for interest rates, persistency and mortality, among other assumptions. As part of our review in the fourth quarter of 2020, we recorded a $60 million after-tax

benefit in our term universal and universal life insurance products primarily from favorable assumption updates. The favorable updates in our term universal life insurance product were primarily driven by a model refinement related to persistency and grace period timing. Other assumption updates mostly focused on future cost of insurance rates and long-term trends in mortality, persistency and interest rates. In the fourth quarter of 2020, we also recorded a $50 million after-tax

charge related to universal life insurance DAC recoverability testing primarily as a result of reflecting these updated assumptions. For the three and nine months ended September 30, 2021, in connection with our review of DAC for recoverability, we recorded after-tax

charges of $30 million and $60 million, respectively, in our universal and term universal life insurance products due to lower future estimated gross profits driven mostly by higher mortality in the current year.
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
We began selling term universal life insurance in late 2009, with sales peaking in 2011 prior to discontinuing sales of the product in 2012. We priced these products assuming high lapses upon expiration of the level premium period and we continue to expect those higher lapses. As our

10-year

level premium period term universal life insurance policies written in 2009 and 2010 entered their post-level premium period in late 2019 and 2020, we recorded higher reserves during the premium grace period which were released when the policies lapsed. With the model refinement implemented as part of our 2020 assumption updates, we have not observed this dynamic to the same extent as certain term universal life insurance policies entered their post-level period in 2021.
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

Segment results of operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$699	$711	$(12)	(2)%
Net investment income	773	726	47	6%
Net investment gains (losses)	87	348	(261)	(75)%
Policy fees and other income	144	152	(8)	(5)%

Total revenues	1,703	1,937	(234)	(12)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,097	1,221	(124)	(10)%
Interest credited	85	95	(10)	(11)%
Acquisition and operating expenses, net of deferrals	211	158	53	34%
Amortization of deferred acquisition costs and intangibles	96	87	9	10%

Total benefits and expenses	1,489	1,561	(72)	(5)%

Income from continuing operations before income taxes	214	376	(162)	(43)%
Provision for income taxes	53	87	(34)	(39)%

Income from continuing operations	161	289	(128)	(44)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net	(87)	(348)	261	75%
Expenses related to restructuring	1	—	1	NM (1)
Taxes on adjustments	18	73	(55)	(75)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$93	$14	$79	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$133	$59	$74	125%
Life insurance	(68)	(69)	1	1%
Fixed annuities	28	24	4	17%

Total adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$93	$14	$79	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our long-term care insurance business increased $74 million primarily from higher premiums and reduced benefits of $66 million in the current year from in-force
rate actions approved and implemented, which included a net favorable impact from policyholder benefit reduction elections made as part of a legal settlement in the current year. The increase was also attributable to higher net investment income and favorable development on IBNR claims, partially offset by a decrease in claim terminations driven mostly by lower mortality in the current year.

•
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in our life insurance business decreased $1 million mainly attributable to higher reserves recorded in the prior year on our
10-year
term universal life insurance blocks entering its post-level premium period and from lower lapses primarily associated with our large
20-year
term life insurance block written at the end of 2000 as it entered its post-level premium period. These improvements were partially offset by a DAC impairment of $30 million in our term universal life insurance product and higher mortality in our term universal and term life insurance products in the current year.

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our fixed annuities business increased $4 million mainly attributable to lower reserves in our fixed indexed annuities driven by favorable changes in interest rates and equity markets in the current year, partially offset by lower mortality in our single premium immediate annuities and lower net spreads in the current year.

Revenues
Premiums

•
Our long-term care insurance business decreased $9 million primarily driven by policy terminations and policies entering paid-up
status, partially offset by $24 million of increased premiums in the current year from in-force
rate actions approved and implemented.

•	Our life insurance business decreased $3 million mainly attributable to the continued runoff of our term and whole life insurance products in the current year.
Net investment income

•
Our long-term care insurance business increased $65 million largely from higher income of $57 million in the current year mostly from limited partnerships, U.S. Government Treasury Inflation Protected Securities (“TIPS”) and bond calls. The increase was also attributable to higher average invested assets in the current year.

•	Our fixed annuities business decreased $15 million largely attributable to lower average invested assets in the current year due to block runoff.
Net investment gains (losses)

•
Net investment gains in our long-term care insurance business decreased $267 million principally due to net gains from the sale of U.S. government securities in the prior year due to portfolio rebalancing and asset exposure management that did not recur, partially offset by higher unrealized gains from changes in the fair value of equity securities in the current year.

•
The change to net investments gains of $1 million in the current year from net investment losses of $3 million in the prior year in our fixed annuities business was primarily related to an impairment in the prior year that did not recur and a favorable adjustment to credit losses in the current year.

Policy fees and other income.
The decrease in policy fees and other income was related to our life insurance business driven mostly by runoff of our universal and term universal life insurance products in the current year.
Benefits and expenses
Benefits and other changes in policy reserves

•
Our long-term care insurance business decreased $99 million primarily due to a more favorable impact of $120 million from reduced benefits in the current year related to in-force
rate actions approved and implemented, which included policyholder benefit reduction elections made as part of a legal settlement, and from favorable development on IBNR claims. These decreases were partially offset by aging of the in-force
block, a decrease in claim terminations driven mostly by lower mortality in the current year and higher incremental reserves of $53 million recorded in connection with an accrual for profits followed by losses in the current year. In the prior year we assumed that
COVID-19
temporarily decreased the number of new submitted claims and accordingly IBNR reserves were strengthened by $24 million. In the third quarter of 2021, as new submitted claims increased, we reduced IBNR reserves by $22 million.

•
Our life insurance business decreased $17 million primarily attributable to higher reserves recorded in the prior year on our
10-year
term universal life insurance block which entered its post-level premium period, partially offset by higher mortality in our term universal and term life insurance products in the current year compared to the prior year.

•
Our fixed annuities business decreased $8 million principally from lower reserves in our fixed indexed annuity products driven by favorable interest rate changes and equity market performance and from lower interest credited due to block runoff, partially offset by lower mortality in our single premium immediate annuities in the current year.

Interest credited.
The decrease in interest credited was driven by declines of $6 million and $4 million in our fixed annuities and life insurance products, respectively, due to lower average account values from block runoff and from lower crediting rates in the current year.
Acquisition and operating expenses, net of deferrals.
The increase was predominantly related to our long-term care insurance business principally related to higher premium taxes, commissions and other expenses of $60 million associated with our in-force
rate action plan, which included expenses related to policyholder benefit reduction elections made as part of a legal settlement in the current year.
Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business increased $6 million principally from policy terminations and policies entering paid-up status in the current year.

•
Our life insurance business increased $7 million primarily driven by a DAC impairment of $38 million in our term universal life insurance product, partially offset by higher prior year lapses in our large
20-year
term life insurance block written in 2000.

Provision for income taxes.
The effective tax rate was 24.9% and 23.3% for the three months ended September 30, 2021 and 2020, respectively. The increase in the effective tax rate is primarily attributable to higher tax expense on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income, in relation to lower pre-tax
income in the current year.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$2,116	$2,141	$(25)	(1)%
Net investment income	2,252	2,113	139	7%
Net investment gains (losses)	195	396	(201)	(51)%
Policy fees and other income	437	438	(1)	—%

Total revenues	5,000	5,088	(88)	(2)%

Benefits and expenses:
Benefits and other changes in policy reserves	3,381	3,731	(350)	(9)%
Interest credited	262	292	(30)	(10)%
Acquisition and operating expenses, net of deferrals	622	456	166	36%
Amortization of deferred acquisition costs and intangibles	241	257	(16)	(6)%
Interest expense	—	5	(5)	(100)%

Total benefits and expenses	4,506	4,741	(235)	(5)%

Income from continuing operations before income taxes	494	347	147	42%
Provision for income taxes	127	93	34	37%

Income from continuing operations	367	254	113	44%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (2)	(195)	(402)	207	51%
(Gains) losses on early extinguishment of debt	—	4	(4)	(100)%
Expenses related to restructuring	17	—	17	NM (1)
Taxes on adjustments	37	83	(46)	(55)%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$226	$(61)	$287	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the nine months ended September 30, 2020, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(6) million.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$326	$108	$218	NM	(1)
Life insurance	(171)	(227)	56	25%
Fixed annuities	71	58	13	22%

Total adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$226	$(61)	$287	NM	(1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our long-term care insurance business increased $218 million primarily from higher net investment income, as well as higher premiums and reduced benefits of $141 million in the current year from in-force
rate actions approved and implemented, which included a net favorable impact from policyholder benefit reduction elections made as part of a legal settlement in the current year. The increase was also attributable to favorable development on IBNR claims driven by lower incidence in the current year.

•
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders in our life insurance business decreased $56 million mainly attributable to higher reserves recorded in the prior year on our
10-year
term universal life insurance block entering its post-level premium period and from lower lapses primarily associated with our large
20-year
term life insurance block written at the end of 2000 as it entered its post-level premium period. These improvements were partially offset by higher mortality in our universal and term universal life insurance products and DAC impairments of $60 million in our universal and term universal life insurance products in the current year.

•
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders in our fixed annuities business increased $13 million mainly attributable to lower reserves and DAC amortization in our fixed indexed annuities driven by favorable changes in interest rates and equity markets in the current year, partially offset by lower mortality in our single premium immediate annuities and lower net spreads in the current year.

Revenues
Premiums

•
Our long-term care insurance business decreased $6 million primarily driven by policy terminations and policies entering paid-up
status in the current year, partially offset by $71 million of increased premiums in the current year from in-force
rate actions approved and implemented.

•	Our life insurance business decreased $19 million mainly attributable to the continued runoff of our term and whole life insurance products in the current year.

Net investment income

•
Our long-term care insurance business increased $198 million largely from higher income of $170 million in the current year mostly from limited partnerships, TIPS and bond calls. The increase was also attributable to higher average invested assets in the current year.

•	Our life insurance business decreased $9 million principally related to lower yields and unfavorable prepayment speed adjustments on mortgage-backed securities in the current year.

•	Our fixed annuities business decreased $50 million largely attributable to lower average invested assets in the current year due to block runoff.
Net investment gains (losses)

•
Net investment gains in our long-term care insurance business decreased $247 million principally due to net gains from the sale of U.S. government securities in the prior year due to portfolio rebalancing and asset exposure management that did not recur, partially offset by higher unrealized gains in the current year from changes in the fair value of equity securities and by prior year credit losses.

•
Net investment gains in our life insurance business increased $14 million predominantly from higher derivative gains and unrealized gains from changes in the fair value of equity securities in the current year compared to unrealized losses in the prior year.

•	Net investment losses in our fixed annuities business decreased $32 million primarily related to lower net derivative losses in the current year.
Benefits and expenses
Benefits and other changes in policy reserves

•
Our long-term care insurance business decreased $252 million primarily due to a more favorable impact of $267 million from reduced benefits in the current year related to in-force
rate actions approved and implemented, which included policyholder benefit reduction elections made as part of a legal settlement, and from favorable development on IBNR claims. Given our assumption that
COVID-19
has temporarily decreased the number of new claims submitted, IBNR reserves were strengthened by $61 million in the prior year and by $10 million in the current year, partially offsetting the favorable development on IBNR claims in each year. These decreases were partially offset by aging of the in-force
block and higher incremental reserves of $248 million recorded in connection with an accrual for profits followed by losses in the current year. In addition, we increased claim reserves by $51 million reflecting our assumption that
COVID-19
accelerated our mortality experience on the most vulnerable claimants, leaving the remaining claim population less likely to terminate compared to the pre-pandemic
average population.

•
Our life insurance business decreased $81 million primarily attributable to higher reserves recorded in the prior year on our
10-year
term universal life insurance block which entered its post-level premium period, partially offset by higher mortality in our universal and term universal life insurance products in the current year compared to the prior year.

•
Our fixed annuities business decreased $17 million principally from lower reserves in our fixed indexed annuities driven by favorable interest rate and equity market changes in the current year compared to an unfavorable market in the prior year.

Interest credited.
The decrease in interest credited was driven by declines of $19 million and $11 million in our fixed annuities and life insurance products, respectively, due to lower average account values from block runoff and lower crediting rates in the current year.

Acquisition and operating expenses, net of deferrals.
The increase was predominantly related to our long-term care insurance business principally related to higher premium taxes, commissions and other expenses of $159 million associated with our in-force
rate action plan, which included expenses related to policyholder benefit reduction elections made as part of a legal settlement in the current year.
Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business increased $12 million principally from policy terminations and policies entering paid-up status in the current year.

•
Our life insurance business decreased $6 million principally from higher prior year lapses in our large
20-year
term life insurance block written in 2000, partially offset by DAC impairments of $76 million in our universal and term universal life insurance products in the current year.

•	Our fixed annuities business decreased $22 million primarily related to lower DAC amortization reflecting the impact of favorable market changes in the current year.
Interest expense.
The decrease in interest expense was due to our life insurance business principally related to the early redemption of non-recourse
funding obligations in the prior year.
Provision for income taxes.
The effective tax rate was 25.6% and 27.0% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate is primarily attributable to higher tax expense on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income, in relation to higher pre-tax
income in the current year.
U.S. Life Insurance selected operating performance measures
Long-term care insurance
As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. In aggregate, we estimate that we have achieved approximately $16.3 billion, on a net present value basis, of approved in-force
rate increases since 2012. We continue to work closely with the NAIC and state regulators to demonstrate the broad-based need for actuarially justified rate increases and associated benefit reductions in order to pay future claims.

The following table summarizes the impact from cumulative
in-force
rate actions on the results of operations of our long-term care insurance business for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Premiums	$215	$191	$24	13%	$617	$546	$71	13%
Plus: Benefits and other changes in policy reserves (2)	246	126	120	95%	672	405	267	66%
Less: Acquisition and operating expenses, net of deferrals (3)	76	16	60	NM (1)	204	45	159	NM (1)

Adjusted operating income before taxes	385	301	84	28%	1,085	906	179	20%
Income taxes	81	63	18	28%	228	190	38	20%

Adjusted operating income (4)	$304	$238	$66	28%	$857	$716	$141	20%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
Amounts represent benefit reductions elected by policyholders as an alternative to increased premiums. These amounts reduced benefits and other changes in policy reserves in our long-term care insurance business for the periods indicated.

(3)
Amounts include premium taxes, commissions and other expenses associated with our long-term care insurance in-force
rate action plan, which included expenses of $57 million and $150 million related to policyholder benefit reduction elections made as part of a legal settlement for the three and nine months ended September 30, 2021, respectively.

(4)	Adjusted operating income available to Genworth Financial, Inc.’s common stockholders attributable to in-force rate actions excludes reserve updates resulting from profits followed by losses.
See our results of operations above for additional details.
The following table presents net earned premiums and the loss ratio for our long-term care insurance business for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Net earned premiums:
Individual long-term care insurance (1)	$621	$630	$(9)	(1)%	$1,853	$1,859	$(6)	—%
Group long-term care insurance	31	31	—	—%	93	93	—	—%

Total	$652	$661	$(9)	(1)%	$1,946	$1,952	$(6)	—%

Loss ratio	58%	71%	(13)%		61%	73%	(12)%

(1)
For the three months ended September 30, 2021 and 2020, amounts include increased premiums of $215 million and $191 million, respectively, from in-force
rate actions approved and implemented in the current year. For the nine months ended September 30, 2021 and 2020, amounts include increased premiums of $617 million and $546 million, respectively, from in-force
rate actions approved and implemented in the current year.

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.
Net earned premiums decreased for the three and nine months ended September 30, 2021 primarily driven by policy terminations and policies entering paid-up
status, mostly offset by $24 million and $71 million, respectively, of increased premiums from in-force
rate actions approved and implemented in the current year.
The loss ratio decreased for the three and nine months ended September 30, 2021 due to the lower benefits and other changes in reserves as discussed above.
Life insurance
The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Term and whole life insurance
Net earned premiums	$47	$50	$(3)	(6)%	$170	$189	$(19)	(10)%
Term universal life insurance
Net deposits	49	53	(4)	(8)%	155	166	(11)	(7)%
Universal life insurance
Net deposits	68	69	(1)	(1)%	201	205	(4)	(2)%
Total life insurance

Net earned premiums and deposits	$164	$172	$(8)	(5)%	$526	$560	$(34)	(6)%

	As of September 30,		Percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Term and whole life insurance
Life insurance in-force, net of reinsurance	$54,414	$63,668	(15)%
Life insurance in-force before reinsurance	$340,153	$369,356	(8)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$101,415	$108,911	(7)%
Life insurance in-force before reinsurance	$102,079	$109,665	(7)%
Universal life insurance
Life insurance in-force, net of reinsurance	$31,472	$32,848	(4)%
Life insurance in-force before reinsurance	$35,653	$37,307	(4)%
Total life insurance
Life insurance in-force, net of reinsurance	$187,301	$205,427	(9)%
Life insurance in-force before reinsurance	$477,885	$516,328	(7)%
We no longer solicit sales of our traditional life insurance products; however, we continue to service our existing blocks of business.
Term and whole life insurance
Net earned premiums decreased for the three and nine months ended September 30, 2021 mainly attributable to the continued runoff of our term life insurance products. Life insurance in-force
also decreased as

a result of the continued runoff of our term life insurance products, including from prior year lapse experience in the large
20-year
term life insurance block written in 2000.
Universal and term universal life insurance
Net deposits decreased for the three and nine months ended September 30, 2021 primarily attributable to continued runoff of our in-force
blocks.
Fixed annuities
The following table sets forth selected operating performance measures regarding our fixed annuities business as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Account value, beginning of period	$10,913	$12,256	$11,815	$13,023
Premiums and deposits	25	23	63	62
Surrenders, benefits and product charges	(465)	(489)	(1,491)	(1,331)

Net flows	(440)	(466)	(1,428)	(1,269)
Interest credited and investment performance	82	104	262	299
Effect of accumulated net unrealized investment gains (losses)	(32)	75	(126)	(84)

Account value, end of period	$10,523	$11,969	$10,523	$11,969

We no longer solicit sales of our traditional fixed annuity products; however, we continue to service our existing block of business.
Account value decreased compared to June 30, 2021 and December 31, 2020 as surrenders and benefits exceeded favorable market performance and interest credited.
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

Segment results of operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Net investment income	$49	$55	$(6)	(11)%
Net investment gains (losses)	(1)	15	(16)	(107)%
Policy fees and other income	33	33	—	—%

Total revenues	81	103	(22)	(21)%

Benefits and expenses:
Benefits and other changes in policy reserves	12	7	5	71%
Interest credited	38	42	(4)	(10)%
Acquisition and operating expenses, net of deferrals	12	12	—	—%
Amortization of deferred acquisition costs and intangibles	7	4	3	75%

Total benefits and expenses	69	65	4	6%

Income from continuing operations before income taxes	12	38	(26)	(68)%
Provision for income taxes	2	8	(6)	(75)%

Income from continuing operations	10	30	(20)	(67)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (1)	1	(14)	15	107%
Taxes on adjustments	—	3	(3)	(100)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$11	$19	$(8)	(42)%

(1)	For the three months ended September 30, 2020, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $1 million.
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders decreased predominantly due to higher mortality in our corporate-owned life insurance products and unfavorable equity market performance in the current year.
Revenues
Net investment income decreased principally due to lower policy loan income in our corporate-owned life insurance products in the current year.
The change to net investment losses in the current year from net investment gains in the prior year was primarily related to losses on embedded derivatives associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”) in the current year compared to gains in the prior year, partially offset by realized gains from the sale of investment securities in the current year.

Benefits and expenses
Benefits and other changes in policy reserves increased primarily attributable to higher mortality in our corporate-owned life insurance products in the current year.
Interest credited decreased largely due to our corporate-owned life insurance products in the current year.
Amortization of deferred acquisition costs and intangibles increased primarily from higher DAC amortization in our variable annuity products due to unfavorable equity market performance in the current year.
Provision for income taxes
. The effective tax rate was 17.5% and 20.0% for the three months ended September 30, 2021 and 2020, respectively. The decrease was primarily related to tax benefits from tax favored items in relation to lower pre-tax
income in the current year.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Net investment income	$141	$158	$(17)	(11)%
Net investment gains (losses)	3	(56)	59	105%
Policy fees and other income	101	98	3	3%

Total revenues	245	200	45	23%

Benefits and expenses:
Benefits and other changes in policy reserves	22	31	(9)	(29)%
Interest credited	119	125	(6)	(5)%
Acquisition and operating expenses, net of deferrals	39	36	3	8%
Amortization of deferred acquisition costs and intangibles	16	20	(4)	(20)%

Total benefits and expenses	196	212	(16)	(8)%

Income (loss) from continuing operations before income taxes	49	(12)	61	NM (1)
Provision (benefit) for income taxes	9	(4)	13	NM (1)

Income (loss) from continuing operations	40	(8)	48	NM (1)
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	(3)	48	(51)	(106)%
Taxes on adjustments	1	(10)	11	110%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$38	$30	$8	27%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the nine months ended September 30, 2020, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(8) million.
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders increased primarily due to favorable equity market and interest rate performance, partially offset by lower investment income in the current year.

Revenues
Net investment income decreased largely due to lower average invested assets in our variable annuity products and lower policy loan income in our corporate-owned life insurance products in the current year.
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
Benefits and expenses
Benefits and other changes in policy reserves decreased primarily attributable to lower GMDB reserves in our variable annuity products due to favorable equity market and interest rate performance, partially offset by higher mortality in our corporate-owned life insurance products in the current year.
Interest credited decreased largely due to our corporate-owned life insurance products in the current year.
Acquisition and operating expenses, net of deferrals, increased mainly from higher commissions in our variable annuity products in the current year.
Amortization of deferred acquisition costs and intangibles decreased mainly related to lower DAC amortization in our variable annuity products principally from favorable equity market performance in the current year.
Provision (benefit) for income taxes
. The effective tax rate was 18.3% and 33.5% for the nine months ended September 30, 2021 and 2020, respectively. The decrease was primarily attributable to tax benefits from tax favored items in relation to pre-tax
income in the current year.
Runoff selected operating performance measures
Variable annuity and variable life insurance products
The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Account value, beginning of period	$4,968	$4,782	$5,001	$5,042
Deposits	6	4	16	14
Surrenders, benefits and product charges	(136)	(126)	(463)	(414)

Net flows	(130)	(122)	(447)	(400)
Interest credited and investment performance	(31)	185	253	203

Account value, end of period	$4,807	$4,845	$4,807	$4,845

We no longer solicit sales of our variable annuity or variable life insurance products; however, we continue to service our existing blocks of business and accept additional deposits on existing contracts and policies.

Account value decreased compared to June 30, 2021 primarily related to surrenders and unfavorable equity market performance during the third quarter of 2021. Account value also decreased compared to December 31, 2020 largely due to surrenders, partially offset by favorable equity market performance in the current year.
Funding agreements
The following table presents the account value of our funding agreements as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Funding Agreements
Account value, beginning of period	$250	$353	$300	$253
Deposits	—	—	—	150
Surrenders and benefits	—	(1)	(51)	(53)

Net flows	—	(1)	(51)	97
Interest credited	—	1	1	3

Account value, end of period	$250	$353	$250	$353

Account value decreased compared to December 31, 2020 mainly attributable to a maturity payment in the current year.

Corporate and Other Activities
Results of operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$2	$1	$1	100%
Net investment income	1	5	(4)	(80)%
Net investment gains (losses)	1	(10)	11	110%
Policy fees and other income	1	(2)	3	150%

Total revenues	5	(6)	11	183%

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	—	—%
Acquisition and operating expenses, net of deferrals	12	11	1	9%
Interest expense	22	41	(19)	(46)%

Total benefits and expenses	34	52	(18)	(35)%

Loss from continuing operations before income taxes	(29)	(58)	29	50%
Benefit for income taxes	(26)	(2)	(24)	NM (1)

Loss from continuing operations	(3)	(56)	53	95%
Adjustments to loss from continuing operations:
Net investment (gains) losses	(1)	10	(11)	(110)%
(Gains) losses on early extinguishment of debt	6	—	6	NM (1)
Expenses related to restructuring	1	—	1	NM (1)
Taxes on adjustments	(2)	(3)	1	33%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$1	$(49)	$50	102%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
The change to adjusted operating income in the current year from an adjusting operating loss in the prior year was primarily related to lower interest expense and higher tax benefits of $21 million from a reduction in uncertain tax positions due to the expiration of certain statute of limitations in the current year.
Revenues
Net investment income decreased principally due to lower investment yields in the current year.
The change to net investment gains in the current year from net investment losses in the prior year was predominantly related to lower derivative losses and higher realized gains from the sale of investment securities in the current year.

Benefits and expenses
Interest expense decreased largely driven by the redemption of Genworth Holdings’ senior notes due in February 2021 and September 2021.
The benefit for income taxes for the three months ended September 30, 2021 was primarily related to the pre-tax
loss and a reduction in uncertain tax positions due to the expiration of certain statute of limitations in the current year, partially offset by tax expense on non-deductible
expenses. The benefit for income taxes for the three months ended September 30, 2020 was primarily driven by the pre-tax
loss, partially offset by tax expense from
non-deductible
expenses and forward starting swaps settled prior to the enactment of the TCJA.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Revenues:
Premiums	$5	$5	$—	—%
Net investment income	5	12	(7)	(58)%
Net investment gains (losses)	(5)	8	(13)	(163)%
Policy fees and other income	1	(2)	3	150%

Total revenues	6	23	(17)	(74)%

Benefits and expenses:
Benefits and other changes in policy reserves	—	3	(3)	(100)%
Acquisition and operating expenses, net of deferrals	33	39	(6)	(15)%
Amortization of deferred acquisition costs and intangibles	1	1	—	—%
Interest expense	91	129	(38)	(29)%

Total benefits and expenses	125	172	(47)	(27)%

Loss from continuing operations before income taxes	(119)	(149)	30	20%
Benefit for income taxes	(42)	(17)	(25)	(147)%

Loss from continuing operations	(77)	(132)	55	42%
Adjustments to loss from continuing operations:
Net investment (gains) losses	5	(8)	13	163%
(Gains) losses on early extinguishment of debt	10	5	5	100%
Expenses related to restructuring	9	2	7	NM (1)
Taxes on adjustments	(5)	—	(5)	NM (1)

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(58)	$(133)	$75	56%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss available to Genworth Financial, Inc.’s common stockholders decreased primarily related to lower interest expense, higher tax benefits of $21 million from a reduction in uncertain tax positions due to the expiration of certain statute of limitations and lower operating costs, partially offset by lower investment income in the current year.

Revenues
Net investment income decreased principally due to lower investment yields in the current year.
The change to net investment losses in the current year from net investment gains in the prior year was predominantly related to derivative losses in the current year compared to derivative gains in the prior year, partially offset by higher realized gains from the sale of investment securities in the current year.
Benefits and expenses
Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower operating costs and from a lower make-whole premium in the current year related to the early redemption of Genworth Holdings’ senior notes, partially offset by restructuring costs of $9 million and a $4 million loss in the current year related to the repurchase of Genworth Holdings’ senior notes compared to a $4 million gain in the prior year.
Interest expense decreased largely driven by the redemption of Genworth Holdings’ senior notes due in February 2021 and September 2021 and from the early redemption of Genworth Holdings’ senior notes in the prior year originally scheduled to mature in June 2020.
The benefit for income taxes for the nine months ended September 30, 2021 was primarily related to the pre-tax
loss and a reduction in uncertain tax positions due to the expiration of certain statute of limitations in the current year, partially offset by tax expense on forward starting swaps settled prior to the enactment of the TCJA and non-deductible
expenses. The benefit for income taxes for the nine months ended September 30, 2020 was primarily driven by the pre-tax
loss, partially offset by tax expenses on forward starting swaps settled prior to the enactment of the TCJA, stock-based compensation and other non-deductible
expenses.
Investments and Derivative Instruments
Trends and conditions
Investments
During the third quarter of 2021, the U.S. Federal Reserve maintained interest rates near zero as the U.S. economy continues to recover from the negative impact of
COVID-19.
In its September 2021 meeting, the U.S. Federal Reserve revised its interest rate forecast, and is now projecting one 25 basis point rate increased in 2022, followed by three 25 basis point increases in both 2023 and 2024. The U.S. Federal Reserve is also expected to begin tapering its assets purchases in 2021 and is targeting an end to its asset purchase program by mid-2022.
Although the U.S. economy continued to show signs of recovery from
COVID-19
during the third quarter of 2021, gross domestic product growth expectations have begun to moderate due in part to the
COVID-19
delta and other emerging variants. The
COVID-19
variants, along with other contributing factors, have continued to challenge the labor market which has resulted in supply chain shortages throughout the United States. The September 2021 U.S. jobs report indicated slowing monthly job growth, and although the unemployment rate fell to 4.8%, the labor force participation rate remains well below pre-COVID
levels. Inflation figures accelerated in the third quarter of 2021, with the consumer price index reaching a
13-year
high of 5.4%.
U.S. Treasury markets fluctuated during the third quarter of 2021 due in part to the expected shifts in the U.S. Federal Reserve’s monetary policy and from inflation concerns, including whether inflation is only transitory until the U.S. economy fully re-opens
and supply chains return to full capacity. The rise in consumer and producer prices also reflect a measurable increase in inflation, with both indices rising back to pre-COVID
levels, including further expansionary indicators present in both the manufacturing and services sectors.
As of September 30, 2021, most of the U.S. Treasury yields were comparable to interest rates as of June 30, 2021, but yields fluctuated through the third quarter of 2021 driven mostly by economic data releases and debate on the timing of shifts in the U.S. Federal Reserve’s monetary policy. The U.S. Treasury yield curve flattened slightly during the third quarter of 2021, with the two-year
and three-year Treasury yields increasing slightly, and the
30-year
Treasury yield decreasing slightly.
Credit markets were resilient during the third quarter of 2021, as interest rate and equity markets fluctuated with increased volatility due to the economic impacts of the
COVID-19
delta variant, along with other emerging variants, and from U.S. political gridlock on the passage of an infrastructure bill and the debt ceiling increase. As of September 30, 2021, the S&P 500 market fell from its then record high in early September 2021, while investment grade credit spreads tightened during the month. Higher yields in the United States, compared to the rest of global economy, has continued to make the United States credit market more attractive to both domestic and foreign investors. This demand was met with strong supply from investment grade issuers in September 2021, which continue to access capital markets to refinance debt at historically low rates.
As of September 30, 2021, we did not have any modifications or extensions of commercial mortgage loans that were considered troubled debt restructurings. Modified loans represented 1% of our total loan portfolio as of September 30, 2021, as borrowers have sought additional relief related to
COVID-19.
We are working with individual borrowers impacted by
COVID-19
to provide alternative forms of relief for a specified period of time. The modified loan population continues to decrease as modification terms expire and property valuations stabilize. Most of our borrowers are current on payments and we do not anticipate a significant impact from troubled debt restructurings in 2021.
As of September 30, 2021, our fixed maturity securities portfolio, which was 95% investment grade, comprised 82% of our total invested assets and cash.
Derivatives
As of September 30, 2021, $937 million notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”). The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of September 30, 2021, we posted initial margin of $64 million to our clearing agents, which represented approximately $32 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of September 30, 2021, $9.6 billion notional of our derivatives portfolio was in bilateral over-the-counter
derivative transactions pursuant to which we have posted aggregate independent amounts of $468 million and are holding collateral from counterparties in the amount of $233 million.
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

We have completed our assessment of operational readiness for LIBOR cessation related to our various instruments and our Working Group will continue to monitor the process of elimination and replacement of LIBOR. Since the initial announcement, we have terminated the majority of our LIBOR-based swaps and entered into alternative rate swaps. In anticipation of the elimination of LIBOR, we plan to continue to convert our remaining LIBOR-based derivatives in a similar manner. In addition, our non-recourse
funding obligations with interest rates based on
one-month
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
Investment results
The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended September 30,				Increase (decrease)
	2021		2020		2021 vs. 2020
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$614	4.7%	$625	(0.1)%	$(11)
Fixed maturity securities—non-taxable	6.3%	2	6.2%	2	0.1%	—
Equity securities	5.3%	2	3.3%	3	2.0%	(1)
Commercial mortgage loans	5.4%	93	4.8%	82	0.6%	11
Policy loans	9.1%	47	9.4%	51	(0.3)%	(4)
Other invested assets (1)	27.1%	122	26.1%	79	1.0%	43
Cash, cash equivalents, restricted cash and short-term investments	0.2%	1	0.1%	1	0.1%	—

Gross investment income before expenses and fees	5.3%	881	5.1%	843	0.2%	38
Expenses and fees	(0.1)%	(22)	(0.2)%	(23)	0.1%	1

Net investment income	5.2%	$859	4.9%	$820	0.3%	$39

Average invested assets and cash		$66,230		$66,415		$(185)

	Nine months ended September 30,				Increase (decrease)
	2021		2020		2021 vs. 2020
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$1,821	4.7%	$1,830	(0.1)%	$(9)
Fixed maturity securities—non-taxable	5.2%	5	4.7%	5	0.5%	—
Equity securities	4.0%	7	3.5%	7	0.5%	—
Commercial mortgage loans	5.4%	274	4.8%	251	0.6%	23
Policy loans	9.0%	137	9.4%	149	(0.4)%	(12)
Other invested assets (1)	26.4%	323	22.6%	192	3.8%	131
Cash, cash equivalents, restricted cash and short-term investments	0.1%	1	0.7%	15	(0.6)%	(14)

Gross investment income before expenses and fees	5.2%	2,568	5.0%	2,449	0.2%	119
Expenses and fees	(0.2)%	(64)	(0.2)%	(68)	—%	4

Net investment income	5.0%	$2,504	4.8%	$2,381	0.2%	$123

Average invested assets and cash		$66,231		$65,843		$388

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
For the three months ended September 30, 2021, gross annualized weighted-average investment yields increased from higher investment income of $37 million from limited partnerships, $19 million from bond calls and $11 million related to inflation-driven volatility on TIPs in the current year.
For the nine months ended September 30, 2021, gross annualized weighted-average investment yields increased from higher investment income on higher average invested assets. Net investment income included higher income of $110 million from limited partnerships, $51 million from bond calls and $37 million related to inflation-driven volatility on TIPs in the current year.
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2021	2020	2021	2020
Available-for-sale fixed maturity securities:
Realized gains	$11	$320	$23	$425
Realized losses	—	(1)	(7)	(6)

Net realized gains (losses) on available-for-sale fixed maturity securities	11	319	16	419

Net change in allowance for credit losses on available-for-sale fixed maturity securities	—	2	(6)	(5)
Write-down of available-for-sale fixed maturity securities	—	(4)	(1)	(4)
Net realized gains (losses) on equity securities sold	—	(3)	(7)	(3)
Net unrealized gains (losses) on equity securities still held	(1)	3	(3)	(4)
Limited partnerships	75	31	177	28
Commercial mortgage loans	3	(3)	1	(2)
Derivative instruments	(3)	9	9	(75)
Other	3	(3)	5	(9)

Net investment gains (losses)	$88	$351	$191	$345

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

•
We recorded net gains related to the sale of fixed maturity securities of $319 million during the three months ended September 30, 2020 driven primarily from the sale of U.S. government securities due to portfolio rebalancing and asset exposure management as a result of the prolonged low interest rate environment.

•
We recorded $44 million of higher net gains on limited partnerships during the three months ended September 30, 2021 primarily driven by higher unrealized gains from favorable performance of private equity investments in the current year.

•
Net investment losses related to derivatives of $3 million during the three months ended September 30, 2021 were primarily associated with embedded derivatives in our runoff variable annuity and fixed indexed annuity products, partially offset by gains associated with embedded derivatives in our indexed universal life insurance products.

Net investment gains related to derivatives of $9 million during the three months ended September 30, 2020 were primarily associated with embedded derivatives related to our runoff variable annuity products, partially offset by losses related to derivatives used to protect statutory surplus from equity market fluctuations.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

•
We recorded net gains related to the sale of
available-for-sale
fixed maturity securities of $419 million during the nine months ended September 30, 2020 primarily from the sale of U.S. government securities due to portfolio rebalancing and asset exposure management as a result of the prolonged low interest rate environment.

•
We had $149 million of higher net gains on limited partnership investments during the nine months ended September 30, 2021 primarily driven by favorable performance of private equity investments in the current year.

•
Net investment gains related to derivatives of $9 million during the nine months ended September 30, 2021 were primarily associated with embedded derivatives in our indexed universal life insurance products, partially offset by losses related to derivatives used to protect statutory surplus from equity market fluctuations.

Net investment losses related to derivatives of $75 million during the nine months ended September 30, 2020 were primarily associated with hedging programs that support our runoff variable annuity and fixed indexed annuity products.
Investment portfolio
The following table sets forth our cash, cash equivalents, restricted cash and invested assets as of the dates indicated:

	September 30, 2021		December 31, 2020
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$43,125	58%	$44,776	58%
Private	18,149	24	18,719	24
Equity securities	156	—	386	—
Commercial mortgage loans, net	6,886	9	6,743	9
Policy loans	2,067	3	1,978	3
Other invested assets	2,335	3	2,099	3
Cash, cash equivalents and restricted cash	1,937	3	2,561	3

Total cash, cash equivalents, restricted cash and invested assets	$74,655	100%	$77,262	100%

For a discussion of the change in cash, cash equivalents, restricted cash and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.
We hold fixed maturity and equity securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of September 30, 2021, approximately 6% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity securities
As of September 30, 2021, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,384	$1,117	$(1)	$—	$4,500
State and political subdivisions	2,946	476	(4)	—	3,418
Non-U.S. government	760	85	(10)	—	835
U.S. corporate:
Utilities	4,313	787	(8)	—	5,092
Energy	2,644	377	(10)	—	3,011
Finance and insurance	7,977	1,065	(18)	—	9,024
Consumer—non-cyclical	5,176	1,047	(5)	—	6,218
Technology and communications	3,281	488	(12)	—	3,757
Industrial	1,340	179	(1)	—	1,518
Capital goods	2,395	428	(3)	—	2,820
Consumer—cyclical	1,700	213	(5)	—	1,908
Transportation	1,131	241	—	—	1,372
Other	373	39	—	—	412

Total U.S. corporate	30,330	4,864	(62)	—	35,132

Non-U.S. corporate:
Utilities	888	69	(1)	—	956
Energy	1,213	203	—	—	1,416
Finance and insurance	2,147	293	(7)	—	2,433
Consumer—non-cyclical	673	84	(2)	—	755
Technology and communications	1,109	172	(1)	—	1,280
Industrial	974	126	(1)	—	1,099
Capital goods	627	66	(1)	—	692
Consumer—cyclical	326	27	(1)	—	352
Transportation	422	68	—	—	490
Other	1,089	181	(3)	—	1,267

Total non-U.S. corporate	9,468	1,289	(17)	—	10,740

Residential mortgage-backed	1,432	141	(1)	—	1,572
Commercial mortgage-backed	2,496	176	(2)	—	2,670
Other asset-backed	2,365	43	(1)	—	2,407

Total available-for-sale fixed maturity securities	$53,181	$8,191	$(98)	$—	$61,274

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
Fixed maturity securities decreased $2.2 billion compared to December 31, 2020 principally from a decrease in net unrealized gains related to an increase in interest rates in the current year.

Other invested assets
The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	September 30, 2021		December 31, 2020
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Limited partnerships	$1,617	69%	$1,049	50%
Derivatives	338	14	574	28
Bank loan investments	292	13	344	16
Securities lending collateral	—	—	67	3
Short-term investments	69	3	45	2
Other investments	19	1	20	1

Total other invested assets	$2,335	100%	$2,099	100%

Limited partnerships increased primarily from additional capital investments and net unrealized gains, partially offset by return of capital in the current year. Derivatives decreased largely from an increase in interest rates in the current year. Securities lending collateral decreased due to our suspension of the securities lending program.
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

(Notional in millions)	Measurement	December 31, 2020	Additions	Maturities/ terminations	September 30, 2021
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,178	$—	$(434)	$7,744
Foreign currency swaps	Notional	127	—	—	127

Total cash flow hedges		8,305	—	(434)	7,871

Total derivatives designated as hedges		8,305	—	(434)	7,871

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—	(4,674)	—
Equity index options	Notional	2,000	922	(1,285)	1,637
Financial futures	Notional	1,104	2,918	(3,085)	937
Other foreign currency contracts	Notional	1,186	24	(1,111)	99

Total derivatives not designated as hedges		8,964	3,864	(10,155)	2,673

Total derivatives		$17,269	$3,864	$(10,589)	$10,544

(Number of policies)	Measurement	December 31, 2020	Additions	Maturities/ terminations	September 30, 2021
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	23,713	—	(1,409)	22,304
Fixed index annuity embedded derivatives	Policies	12,778	—	(2,660)	10,118
Indexed universal life embedded derivatives	Policies	842	—	(36)	806

The decrease in the notional value of derivatives was primarily attributable to the termination of interest rate swaps used to protect statutory capital from interest rate fluctuations, the termination of foreign currency derivatives previously entered into to hedge payments to AXA under the promissory note that was fully repaid in the third quarter of 2021 and the termination of interest rate swaps used to hedge interest rate fluctuations on Genworth Holdings’ junior subordinated notes.
The number of policies related to our embedded derivatives decreased as these products are no longer being offered and continue to runoff.
Consolidated Balance Sheets
Total assets
. Total assets decreased $5,872 million from $105,747 million as of December 31, 2020 to $99,875 million as of September 30, 2021.

•
Cash, cash equivalents, restricted cash and invested assets decreased $2,607 million primarily from decreases of $2,221 million, $624 million and $230 million in fixed maturity securities, cash, cash equivalents, restricted cash and equity securities, respectively. The decrease in fixed maturity securities was predominantly related to a decrease in unrealized gains due to an increase in interest rates and from net sales in the current year. The decrease in cash, cash equivalents and restricted cash was largely related to net withdrawals from our investment contracts, the redemption of Genworth Holdings’ senior notes schedule to mature in February 2021 and September 2021 and payments of $561 million to AXA primarily under a secured promissory note. These decreases to cash were partially offset by net proceeds of approximately $529 million and $370 million received from the minority IPO of Enact Holdings and the sale of Genworth Australia, respectively, and by net sales of investment securities in the current year. The decrease in equity securities was largely due to sales in the current year.

•
DAC decreased $294 million principally attributable to DAC impairments and higher lapses in our life insurance business and shadow accounting adjustments associated with a decrease in unrealized gains in the current year. In connection with our periodic reviews of DAC for recoverability, we wrote off $76 million of DAC in our universal and term universal life insurance products in the current year due principally to lower future estimated gross profits. Shadow accounting adjustments decreased DAC by approximately $53 million, mostly in our term universal life insurance product, with an offsetting amount recorded in other comprehensive income (loss).

•
Reinsurance recoverable decreased $148 million mainly attributable to the runoff of our structured settlement products ceded to Union Fidelity Life Insurance Company, an affiliate of our former parent, General Electric Company (“GE”). We also recorded $6 million of expected credit losses in the current year.

•
Deferred tax asset increased $144 million largely due to a decrease in unrealized gains on derivatives and investments and from a deferred tax asset of $87 million recorded on the loss on sale of Genworth Australia, partially offset by the utilization of net operating losses and foreign tax credits in the current year.

•	Separate account assets decreased $103 million primarily due to surrenders, partially offset by favorable equity market performance in the current year.

•	Assets related to discontinued operations decreased $2,817 million due to the sale and deconsolidation of Genworth Australia in the current year.
Total liabilities
. Total liabilities decreased $6,104 million from $89,927 million as of December 31, 2020 to $83,823 million as of September 30, 2021.

•
Future policy benefits decreased $901 million primarily driven by shadow accounting adjustments associated with a decrease in unrealized gains in the current year. The shadow accounting adjustments decreased future policy benefits by approximately $1,044 million, mostly in our long-term care insurance business, with an offsetting amount recorded in other comprehensive income (loss). The decrease was also attributable to reduced benefits of $679 million in the current year related to in-force
actions approved and implemented, which included policyholder benefit reduction elections made as part of a legal settlement in our long-term care insurance business, net outflows driven by surrenders and benefits in our single premium immediate annuity products and from the runoff of our term life insurance products, including from higher lapses in the current year. These decreases were partially offset by aging of our long-term care insurance in-force
block and higher incremental reserves of $495 million recorded in connection with an accrual for profits followed by losses in the current year.

•
Policyholder account balances decreased $1,896 million largely attributable to shadow accounting adjustments associated with a decrease in unrealized gains in the current year. The shadow accounting adjustments decreased policyholder account balances by approximately $586 million, mostly in our universal life insurance products, with an offsetting amount recorded in other comprehensive income (loss). The decrease was also related to surrenders and benefits in our single premium deferred annuity products and from scheduled maturities of certain funding agreements in our universal life insurance and institutional products in the current year.

•
Liability for policy and contract claims increased $257 million largely related to our long-term care insurance business primarily attributable to higher new claims as a result of the aging of the in-force
block and a $61 million increase to claim reserves to account for changes to incidence and mortality experience driven by
COVID-19,
which we believe are temporary. The increase was also attributable to our Enact segment primarily driven by new delinquencies mostly associated with borrower forbearance resulting from
COVID-19.
These increases were partially offset by fewer pending claims in our life insurance business and higher claim terminations in our long-term care insurance business in the current year.

•	Long-term borrowings decreased $991 million mainly attributable to the redemption of Genworth Holdings’ senior notes due in February 2021 and September 2021.

•
Liabilities related to discontinued operations decreased $2,334 million predominantly from the sale and deconsolidation of Genworth Australia, which also resulted in a mandatory payment of approximately $247 million, including accrued interest, to AXA under the secured promissory note in the current year. In addition, during the third quarter of 2021, we repaid the remaining outstanding balance of the secured promissory note due to AXA, excluding future claims still in process, of approximately $296 million.

Total equity
. Total equity increased $232 million from $15,820 million as of December 31, 2020 to $16,052 million as of September 30, 2021.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $741 million for the nine months ended September 30, 2021.

•	Unrealized gains on investments and derivatives qualifying as hedges decreased $367 million and $220 million, respectively, primarily from an increase in interest rates in the current year.

•	Additional paid-in capital decreased $158 million largely attributable to the IPO of 18.4% of Enact Holdings in September 2021.

•
Noncontrolling interests increased $274 million related to the IPO of 18.4% of Enact Holdings in September 2021, partially offset by the deconsolidation of the ownership interest attributable to noncontrolling interests of Genworth Australia recorded in connection with the final disposition in March 2021.

Liquidity and Capital Resources
Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating needs.

Genworth and subsidiaries
The following table sets forth our unaudited condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2021	2020
Net cash from operating activities	$290	$1,452
Net cash from (used by) investing activities	469	(1,279)
Net cash used by financing activities	(1,478)	(734)

Net decrease in cash before foreign exchange effect	$(719)	$(561)

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
We had lower cash inflows from operating activities primarily from a decrease in collateral received from counterparties related to our derivative positions in the current year compared to an increase in the prior year and from higher payments to AXA in the current year. During 2021, we fully repaid a secured promissory note plus accrued interest of $543 million, excluding future claims still being processed, due to AXA and settled an unrelated liability for $18 million associated with underwriting losses on a product sold by a distributor in our former lifestyle protection insurance business. During 2020, we paid AXA $263 million comprised of an interim litigation payment and an initial amount under the settlement agreement reached in July 2020.
We had cash inflows from investing activities in the current year mainly from net sales of fixed maturity securities and net proceeds from the sale of Genworth Australia, partially offset by net capital calls on limited partnerships. We had cash outflows from investing activities in the prior year primarily driven by net purchases of fixed maturity securities and net capital calls on limited partnerships.
We had higher cash outflows from financing activities in the current year principally from higher net withdrawals from our investment contracts and higher repayment and repurchase of long-term debt, partially offset by net proceeds of $529 million from the minority IPO of Enact Holdings completed on September 20, 2021. In the current year, Genworth Holdings repurchased $146 million and early redeemed the remaining $513 million principal balance of its 7.625% senior notes originally due in September 2021 and redeemed $338 million principal balance of its 7.20% senior notes due in February 2021. In the prior year, Genworth Holdings early redeemed $397 million of its senior notes originally scheduled to mature in June 2020, Rivermont I early redeemed its $315 million non-recourse
funding obligations originally due in 2050 and Genworth Holdings repurchased $84 million principal amount of its senior notes with 2021 maturity dates.

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
In July 2021, GMICO received approval from the NCDOI for a dividend of $200 million to be distributed at year end 2021. We believe this is an important milestone as we work to restart the return of capital from Enact Holdings. Management of Enact Holdings continues to assess the economic and business conditions, including the resolution of forbearance related delinquencies, in support of a fourth quarter of 2021 dividend to shareholders. To date, aggregate performance indications have been supportive. If these indications remain supportive, management of Enact Holdings intends to recommend the execution of a $200 million 2021 dividend to the independent capital committee and the board of directors of Enact Holdings for their approval. Any future dividend is also subject to market conditions, business performance, business and regulatory approvals and will include a proportionate dividend distribution to minority shareholders.
The primary uses of funds at Genworth Financial and Genworth Holdings include payment of holding company general operating expenses (including taxes), payment of principal, interest and other expenses on current and any future borrowings or other obligations (including payments to AXA associated with future claims still being processed reported as discontinued operations), payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payment of amounts owed to GE under the Tax Matters Agreement, payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt securities and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial. In deploying future capital, important current priorities include focusing on Enact Holdings so it remains appropriately capitalized and reducing overall indebtedness of Genworth Holdings. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise. We currently seek to address our indebtedness over time through repurchases, redemptions and/or repayments at maturity.
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
Genworth has the right to appoint a majority of directors to the board of directors of Enact Holdings; however, actions taken by Enact Holdings and its board of directors (including in the case of the payment of dividends to us, the approval of Enact Holdings’ independent capital committee) are subject to and may be limited by the interests of Enact Holdings, including but not limited to, its use of capital for growth opportunities and regulatory requirements.
Genworth Holdings had $588 million and $1,078 million of cash, cash equivalents and restricted cash as of September 30, 2021 and December 31, 2020, respectively, which included $46 million of restricted cash equivalents as of December 31, 2020. Genworth Holdings also held $50 million and $25 million in U.S. government securities as of September 30, 2021 and December 31, 2020, respectively, which included $3 million and $25 million, respectively, of restricted assets. The decrease in Genworth Holdings’ cash, cash equivalents and restricted cash was principally driven by the repayment and repurchase of long-term debt, including payments of $561 million to AXA reported as discontinued operations, partially offset by net proceeds from the Genworth Australia sale and the minority IPO of Enact Holdings. Genworth Holdings early redeemed its 7.625% senior notes due in September 2021 for $532 million, comprised of the outstanding principal balance of $513 million, accrued interest of $13 million and a make-whole premium of $6 million. Prior to the early redemption, Genworth Holdings repurchased $146 million of its 7.625% senior notes due in September 2021. Genworth Holdings also repaid its 7.20% senior notes due in February 2021 for $350 million, comprised of the outstanding principal balance of $338 million and accrued interest of $12 million.
On March 3, 2021, we completed the sale of Genworth Australia and received net proceeds of approximately AUD483 million ($370 million). The sale of Genworth Australia resulted in a mandatory payment of approximately £178 million ($247 million) related to our outstanding secured promissory note issued to AXA, including accrued interest of $2 million. On September 21, 2021, we used a portion of the $529 million net proceeds from the minority IPO of Enact Holdings to repay the remaining outstanding balance of the secured promissory note of approximately £215 million ($296 million), excluding future claims still being processed. For additional details on the decrease in cash, cash equivalents and restricted cash, see below under “—Capital resources and financing activities.”
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
During the nine months ended September 30, 2021 and 2020, Genworth Holdings received cash dividends from its international subsidiaries of $370 million and $11 million, respectively. Dividends received in the current year include the net proceeds from the sale of Genworth Australia.
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
Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of September 30, 2021, our total cash, cash equivalents, restricted cash and invested assets were $74.7 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 38% of the carrying value of our total cash, cash equivalents, restricted cash and invested assets as of September 30, 2021.
As of September 30, 2021, our Enact segment was compliant with the PMIERs capital requirements. On September 2, 2021, our Enact segment obtained approximately $372 million of fully collateralized excess of loss reinsurance coverage from Triangle Re
2021-3
Ltd. on a portfolio of existing mortgage insurance policies written from January 2021 through June 2021. Credit risk transfer transactions provided an aggregate of approximately $1,597 million of PMIERs capital credit as of September 30, 2021. Our Enact segment may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time.
Capital resources and financing activities
On July 21, 2021, Genworth Holdings early redeemed its 7.625% senior notes originally scheduled to mature in September 2021. The senior notes were fully redeemed with a cash payment of $532 million, comprised of the outstanding principal balance of $513 million, accrued interest of $13 million and a make-whole premium of $6 million. Prior to the early redemption, Genworth Holdings repurchased $146 million principal amount of its 7.625% senior notes due in September 2021 for a pre-tax
loss of $4 million and paid accrued interest thereon.
Genworth Holdings paid its 7.20% senior notes with a principal balance of $338 million at maturity on February 16, 2021. Genworth Holdings’ 7.20% senior notes were fully redeemed with a cash payment of $350 million, comprised of the outstanding principal balance and accrued interest.
As of September 30, 2021, Genworth Holdings has $635 million of unrestricted cash, cash equivalents and liquid assets. Genworth Holdings received net cash proceeds of $370 million and $529 million from the sale of Genworth Australia in March 2021 and the minority IPO of Enact Holdings in September 2021, respectively, of which $543 million was used to prepay the outstanding principal balance and accrued interest of the AXA promissory note, excluding future claims still being processed. In addition, as discussed above, on July 21, 2021, Genworth Holdings early redeemed its 7.625% senior notes originally scheduled to mature in September 2021. We believe Genworth Holdings’ unrestricted cash, cash equivalents and liquid assets provide sufficient liquidity to meet our financial obligations and maintain business operations for one year from the date the financial statements are issued based on relevant conditions and events that are known and reasonably estimable, including current cash and management actions in the normal course.
The remaining amount due to AXA and expected to be paid over the next twelve months is estimated to be approximately $36 million, which primarily includes expected future claims still being processed. In addition, Genworth Holdings has $400 million of senior notes due in both August 2023 and February 2024. The remaining net proceeds from the minority IPO of Enact Holdings are expected to be used by Genworth Holdings to repay a portion of its future debt maturities and claims still being processed by AXA.
We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. Our cash management target is to maintain a cash buffer of two times expected annual external debt interest payments. We may move below or above our targeted cash buffer during any given quarter due to the timing of cash outflows and inflows or from future actions. We continue to evaluate our target level of liquidity as circumstances warrant. Additionally, we will continue to evaluate market influences on the valuation of our senior debt and may consider additional opportunities to repurchase our debt over time. We cannot predict with certainty the impact to us from future disruptions in the credit markets or any future downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company debt. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, credit ratings and the performance of and outlook for Enact Holdings and the payment of dividends therefrom. For a discussion of certain risks associated with our liquidity, see “Item 1A—Risk Factors—As holding companies, we and Genworth Holdings depend on the ability of our respective subsidiaries to pay dividends and make other payments and distributions to each of us and to meet our obligations” in our 2020 Annual Report on Form
10-K.
These risks may be exacerbated by the economic impact of
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
as amended by the SEC on March 2, 2020.
The supplemental condensed consolidating financial information presents the condensed consolidating balance sheet information as of September 30, 2021 and December 31, 2020, the condensed consolidating income statement information, the condensed consolidating comprehensive income statement information and the condensed consolidating cash flow statement information for the nine months ended September 30, 2021 and for the year ended December 31, 2020.
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

The following table presents the condensed consolidating balance sheet information as of September 30, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $53,181 and allowance for credit losses of $—)	$—	$—	$61,274	$—	$61,274
Equity securities, at fair value	—	—	156	—	156
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4)	—	—	6,916	—	6,916
Less: Allowance for credit losses	—	—	(30)	—	(30)

Commercial mortgage loans, net	—	—	6,886	—	6,886
Policy loans	—	—	2,067	—	2,067
Other invested assets	—	52	2,283	—	2,335
Investments in subsidiaries	15,283	15,624	—	(30,907)	—

Total investments	15,283	15,676	72,666	(30,907)	72,718
Cash, cash equivalents and restricted cash	—	588	1,349	—	1,937
Accrued investment income	—	—	626	—	626
Deferred acquisition costs	—	—	1,193	—	1,193
Intangible assets	—	—	147	—	147
Reinsurance recoverable	—	—	16,722	—	16,722
Less: Allowance for credit losses	—	—	(51)	—	(51)

Reinsurance recoverable, net	—	—	16,671	—	16,671
Other assets	9	102	285	—	396
Intercompany notes receivable	—	55	1	(56)	—
Deferred tax assets	5	630	(426)	—	209
Separate account assets	—	—	5,978	—	5,978

Total assets	$15,297	$17,051	$98,490	$(30,963)	$99,875

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$41,794	$—	$41,794
Policyholder account balances	—	—	19,607	—	19,607
Liability for policy and contract claims	—	—	11,743	—	11,743
Unearned premiums	—	—	685	—	685
Other liabilities	—	72	1,496	—	1,568
Intercompany notes payable	21	1	34	(56)	—
Long-term borrowings	—	1,672	740	—	2,412
Separate account liabilities	—	—	5,978	—	5,978
Liabilities related to discontinued operations	—	32	4	—	36

Total liabilities	21	1,777	82,081	(56)	83,823

Equity:
Common stock	1	—	4	(4)	1
Additional paid-in capital	11,850	12,719	18,204	(30,923)	11,850
Accumulated other comprehensive income (loss)	3,800	3,800	3,844	(7,644)	3,800
Retained earnings	2,325	(1,245)	(6,719)	7,964	2,325
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,276	15,274	15,333	(30,607)	15,276
Noncontrolling interests	—	—	1,076	(300)	776

Total equity	15,276	15,274	16,409	(30,907)	16,052

Total liabilities and equity	$15,297	$17,051	$98,490	$(30,963)	$99,875

The following table presents the condensed consolidating balance sheet information as of December 31, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $53,417 and allowance for credit losses of $4)	$—	$—	$63,495	$—	$63,495
Equity securities, at fair value	—	—	386	—	386
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4)	—	—	6,774	—	6,774
Less: Allowance for credit losses	—	—	(31)	—	(31)

Commercial mortgage loans, net	—	—	6,743	—	6,743
Policy loans	—	—	1,978	—	1,978
Other invested assets	—	67	2,032	—	2,099
Investments in subsidiaries	15,358	16,673	—	(32,031)	—

Total investments	15,358	16,740	74,634	(32,031)	74,701
Cash, cash equivalents and restricted cash	—	1,078	1,483	—	2,561
Accrued investment income	—	—	655	—	655
Deferred acquisition costs	—	—	1,487	—	1,487
Intangible assets	—	—	157	—	157
Reinsurance recoverable	—	—	16,864	—	16,864
Less: Allowance for credit losses	—	—	(45)	—	(45)

Reinsurance recoverable, net	—	—	16,819	—	16,819
Other assets	2	146	256	—	404
Intercompany notes receivable	—	19	—	(19)	—
Deferred tax assets	13	767	(715)	—	65
Separate account assets	—	—	6,081	—	6,081
Assets related to discontinued operations	—	—	2,817	—	2,817

Total assets	$15,373	$18,750	$103,674	$(32,050)	$105,747

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$42,695	$—	$42,695
Policyholder account balances	—	—	21,503	—	21,503
Liability for policy and contract claims	—	—	11,486	—	11,486
Unearned premiums	—	—	775	—	775
Other liabilities	55	156	1,403	—	1,614
Intercompany notes payable	—	—	19	(19)	—
Long-term borrowings	—	2,665	738	—	3,403
Separate account liabilities	—	—	6,081	—	6,081
Liabilities related to discontinued operations	—	581	1,789	—	2,370

Total liabilities	55	3,402	86,489	(19)	89,927

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	12,008	12,890	18,562	(31,452)	12,008
Accumulated other comprehensive income (loss)	4,425	4,426	4,499	(8,925)	4,425
Retained earnings	1,584	(1,968)	(6,681)	8,649	1,584
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,318	15,348	16,383	(31,731)	15,318
Noncontrolling interests	—	—	802	(300)	502

Total equity	15,318	15,348	17,185	(32,031)	15,820

Total liabilities and equity	$15,373	$18,750	$103,674	$(32,050)	$105,747

The following table presents the condensed consolidating income statement information for the nine months ended September 30, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$2,859	$—	$2,859
Net investment income	(2)	—	2,506	—	2,504
Net investment gains (losses)	—	—	191	—	191
Policy fees and other income	—	(1)	541	2	542

Total revenues	(2)	(1)	6,097	2	6,096

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	3,522	—	3,522
Interest credited	—	—	381	—	381
Acquisition and operating expenses, net of deferrals	20	10	839	—	869
Amortization of deferred acquisition costs and intangibles	—	—	269	—	269
Interest expense	(1)	90	38	2	129

Total benefits and expenses	19	100	5,049	2	5,170

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(21)	(101)	1,048	—	926
Provision (benefit) for income taxes	(2)	(21)	224	—	201
Equity in income of subsidiaries	760	829	—	(1,589)	—

Income from continuing operations	741	749	824	(1,589)	725
Income from discontinued operations, net of taxes	—	14	14	—	28

Net income	741	763	838	(1,589)	753
Less: net income from continuing operations attributable to noncontrolling interests	—	—	4	—	4
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	8	—	8

Net income available to Genworth Financial, Inc.’s common stockholders	$741	$763	$826	$(1,589)	$741

The following table presents the condensed consolidating income statement information for the year ended December 31, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,836	$—	$3,836
Net investment income	(3)	5	3,228	(3)	3,227
Net investment gains (losses)	—	6	486	—	492
Policy fees and other income	—	3	730	(4)	729

Total revenues	(3)	14	8,280	(7)	8,284

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	5,214	—	5,214
Interest credited	—	—	549	—	549
Acquisition and operating expenses, net of deferrals	31	6	898	—	935
Amortization of deferred acquisition costs and intangibles	—	—	463	—	463
Interest expense	1	175	26	(7)	195

Total benefits and expenses	32	181	7,150	(7)	7,356

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(35)	(167)	1,130	—	928
Provision (benefit) for income taxes	(2)	(41)	273	—	230
Equity in income of subsidiaries	210	912	—	(1,122)	—

Income from continuing operations	177	786	857	(1,122)	698
Income (loss) from discontinued operations, net of taxes	1	(573)	86	—	(486)

Net income	178	213	943	(1,122)	212
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	—	—
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	34	—	34

Net income available to Genworth Financial, Inc.’s common stockholders	$178	$213	$909	$(1,122)	$178

The following table presents the condensed consolidating comprehensive income statement information for the nine months ended September 30, 2021:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Net income	$741	$763	$838	$(1,589)	$753
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(347)	(348)	(374)	696	(373)
Net unrealized gains (losses) on securities with an allowance for credit losses	6	6	6	(12)	6
Derivatives qualifying as hedges	(220)	(220)	(250)	470	(220)
Foreign currency translation and other adjustments	(38)	(38)	135	75	134

Total other comprehensive income (loss)	(599)	(600)	(483)	1,229	(453)

Total comprehensive income	142	163	355	(360)	300
Less: comprehensive income attributable to noncontrolling interests	—	—	158	—	158

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$142	$163	$197	$(360)	$142

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2020:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Net income	$178	$213	$943	$(1,122)	$212
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	764	765	765	(1,530)	764
Net unrealized gains (losses) on securities with an allowance for credit losses	(6)	(6)	(6)	12	(6)
Derivatives qualifying as hedges	209	209	241	(450)	209
Foreign currency translation and other adjustments	25	25	55	(50)	55

Total other comprehensive income (loss)	992	993	1,055	(2,018)	1,022

Total comprehensive income	1,170	1,206	1,998	(3,140)	1,234
Less: comprehensive income attributable to noncontrolling interests	—	—	64	—	64

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$1,170	$1,206	$1,934	$(3,140)	$1,170

The following table presents the condensed consolidating cash flow statement information for the nine months ended September 30, 2021:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$741	$763	$838	$(1,589)	$753
Less income from discontinued operations, net of taxes	—	(14)	(14)	—	(28)
Adjustments to reconcile net income to net cash from (used by) operating activities:
Equity in income from subsidiaries	(760)	(829)	—	1,589	—
Dividends from subsidiaries	—	370	(370)	—	—
Amortization of fixed maturity securities discounts and premiums	—	3	(141)	—	(138)
Net investment gains	—	—	(191)	—	(191)
Charges assessed to policyholders	—	—	(472)	—	(472)
Acquisition costs deferred	—	—	(6)	—	(6)
Amortization of deferred acquisition costs and intangibles	—	—	269	—	269
Deferred income taxes	—	176	26	—	202
Derivative instruments, limited partnerships and other	—	74	(326)	—	(252)
Stock-based compensation expense	32	—	—	—	32
Change in certain assets and liabilities:
Accrued investment income and other assets	(7)	13	(123)	—	(117)
Insurance reserves	—	—	678	—	678
Current tax liabilities	(6)	115	(117)	—	(8)
Other liabilities, policy and contract claims and other policy-related balances	(14)	(55)	125	—	56
Cash from (used by) operating activities—discontinued operations	—	(561)	73	—	(488)

Net cash from (used by) operating activities	(14)	55	249	—	290

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	3,253	—	3,253
Commercial mortgage loans	—	—	601	—	601
Other invested assets	—	—	176	—	176
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	1,591	—	1,591
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(4,181)	—	(4,181)
Commercial mortgage loans	—	—	(743)	—	(743)
Other invested assets	—	—	(447)	—	(447)
Short-term investments, net	—	(25)	1	—	(24)
Policy loans, net	—	—	40	—	40
Intercompany notes receivable, net	—	(36)	(1)	37	—
Capital contributions to subsidiaries	(2)	—	2	—	—
Proceeds from sale of business, net of cash transferred	—	—	270	—	270
Cash used by investing activities—discontinued operations	—	—	(67)	—	(67)

Net cash from (used by) investing activities	(2)	(61)	495	37	469

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	511	—	511
Withdrawals from universal life and investment contracts	—	—	(1,582)	—	(1,582)
Repayment and repurchase of long-term debt	—	(1,003)	—	—	(1,003)
Proceeds from sale of subsidiary shares to noncontrolling interests	—	529	—	—	529
Intercompany notes payable, net	21	1	15	(37)	—
Other, net	(5)	(11)	83	—	67
Cash from financing activities—discontinued operations	—	—	—	—	—

Net cash from (used by) financing activities	16	(484)	(973)	(37)	(1,478)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $(1) related to discontinued operations)	—	—	—	—	—

Net change in cash, cash equivalents and restricted cash	—	(490)	(229)	—	(719)
Cash, cash equivalents and restricted cash at beginning of period	—	1,078	1,578	—	2,656

Cash, cash equivalents and restricted cash at end of period	—	588	1,349	—	1,937
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$588	$1,349	$—	$1,937

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2020:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$178	$213	$943	$(1,122)	$212
Less (income) loss from discontinued operations, net of taxes	(1)	573	(86)	—	486
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(210)	(912)	—	1,122	—
Dividends from subsidiaries	—	437	(437)	—	—
Amortization of fixed maturity securities discounts and premiums	—	6	(163)	—	(157)
Net investment (gains) losses	—	(6)	(486)	—	(492)
Charges assessed to policyholders	—	—	(646)	—	(646)
Acquisition costs deferred	—	—	(3)	—	(3)
Amortization of deferred acquisition costs and intangibles	—	—	463	—	463
Deferred income taxes	(1)	212	17	—	228
Derivative instruments, limited partnerships and other	—	(70)	(42)	—	(112)
Stock-based compensation expense	39	—	—	—	39
Change in certain assets and liabilities:
Accrued investment income and other assets	2	16	(105)	(5)	(92)
Insurance reserves	—	—	1,217	—	1,217
Current tax liabilities	(1)	41	(34)	—	6
Other liabilities, policy and contract claims and other policy-related balances	11	30	784	5	830
Cash from (used by) operating activities—discontinued operations	—	(258)	239	—	(19)

Net cash from operating activities	17	282	1,661	—	1,960

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	3,637	—	3,637
Commercial mortgage loans	—	—	744	—	744
Other invested assets	—	—	182	—	182
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	3,040	—	3,040
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(7,763)	—	(7,763)
Commercial mortgage loans	—	—	(547)	—	(547)
Other invested assets	—	—	(449)	—	(449)
Short-term investments, net	—	45	(10)	—	35
Policy loans, net	—	—	190	—	190
Intercompany notes receivable, net	(10)	(16)	200	(174)	—
Capital contributions to subsidiaries	(2)	—	2	—	—
Cash used by investing activities—discontinued operations	—	—	(222)	—	(222)

Net cash from (used by) investing activities	(12)	29	(996)	(174)	(1,153)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	862	—	862
Withdrawals from universal life and investment contracts	—	—	(2,282)	—	(2,282)
Redemption of non-recourse funding obligations	—	—	(315)	—	(315)
Proceeds from the issuance of long-term debt	—	—	738	—	738
Repayment and repurchase of long-term debt	—	(490)	—	—	(490)
Intercompany notes payable, net	—	(190)	16	174	—
Other, net	(5)	(14)	17	—	(2)
Cash used by financing activities—discontinued operations	—	—	(18)	—	(18)

Net cash used by financing activities	(5)	(694)	(982)	174	(1,507)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $18 related to discontinued operations)	—	—	15	—	15

Net change in cash, cash equivalents and restricted cash	—	(383)	(302)	—	(685)
Cash, cash equivalents and restricted cash at beginning of period	—	1,461	1,880	—	3,341

Cash, cash equivalents and restricted cash at end of period	—	1,078	1,578	—	2,656
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	95	—	95

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$1,078	$1,483	$—	$2,561

Our insurance company subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2020, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $190 million to us in 2021, and the remaining net assets are considered restricted. While the $190 million is considered unrestricted, our insurance subsidiaries may not pay dividends to us in 2021 at this level as they may need to preserve capital for regulatory purposes, including to meet regulatory capital requirements, and may need to retain capital for future growth. As of September 30, 2021, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $15.1 billion and $15.4 billion, respectively.
In September 2020, the GSEs imposed certain restrictions with respect to capital on our Enact segment. See “Item 2—Enact segment—Trends and conditions” for additional details.
Securitization Entities
There were no
off-balance
sheet securitization transactions during the nine months ended September 30, 2021 or 2020.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2021
During the three months ended September 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2021.

Item 6. Exhibits

Number	Description

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Daniel J. Sheehan IV (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Daniel J. Sheehan IV (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: November 4, 2021
	By:	/s/ Matthew D. Farney
Matthew D. Farney Vice President and Controller (Principal Accounting Officer)