Form 10-K
period 2021-12-31
GENWORTH FINANCIAL INC
filed 2022-02-28
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of February 16, 2022, 507,385,834 shares of Class A Common Stock, par value $0.001 per share were outstanding.
The aggregate market value of the common equity (based on the closing price of the Class A Common Stock on the New York Stock Exchange) held by non-affiliates
of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.0 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2022 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form
10-K.

Cautionary Note Regarding Forward-looking Statements
This Annual Report on Form
10-K,
including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to future reductions of debt, potential dividends or share repurchases, future Enact Holdings, Inc. (“Enact Holdings”) dividends, future financial performance of our businesses, liquidity and future strategic investments, including new products and services designed to assist individuals with navigating and financing long-term care, and potential third-party relationships or business arrangements relating thereto, as well as statements we make regarding the potential impacts of the coronavirus pandemic
(“COVID-19”).
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

PART I
In this Annual Report on Form
10-K,
unless the context otherwise requires, “Genworth,” the “Company,” “we,” “us” and “our” refer to Genworth Financial, Inc. and its consolidated subsidiaries. References to “Genworth Financial” refer solely to Genworth Financial, Inc., and not to any of its consolidated subsidiaries. Genworth Financial, through its principal insurance subsidiaries, offers mortgage and long-term care insurance products.
Explanatory Note
Genworth Financial is the parent company of Enact Holdings, a leading provider of private mortgage insurance in the United States through its mortgage insurance subsidiaries. Genworth Financial’s U.S. life insurance subsidiaries offer long-term care insurance and also manage in-force
blocks of life insurance and annuity products which are no longer sold. Genworth Financial’s principal life insurance subsidiaries include Genworth Life Insurance Company (“GLIC”), Genworth Life and Annuity Insurance Company (“GLAIC”) and Genworth Life Insurance Company of New York (“GLICNY”).
On September 20, 2021, Genworth Financial, through its wholly owned subsidiary Genworth Holdings, Inc. (“Genworth Holdings”) completed a minority initial public offering (“IPO”) of 18.4% of Enact Holdings. The minority IPO resulted in Enact Holdings becoming a newly created public company traded on the Nasdaq Global Select Market exchange under the ticker symbol “ACT.” Genworth Financial maintains control of Enact Holdings through an indirect majority voting interest and accordingly, Enact Holdings remains a consolidated subsidiary of Genworth Financial in this Annual Report on Form
10-K.
References to “Enact Holdings” and “our U.S. mortgage insurance subsidiaries” in this Annual Report on Form
10-K,
unless the context otherwise requires, refer to Enact Holdings, Inc. and its mortgage insurance subsidiaries.
We report our business results through three operating business segments: Enact (formerly known as U.S. Mortgage Insurance); U.S. Life Insurance (which includes our long-term care insurance, life insurance and fixed annuities businesses); and Runoff (which includes the results of non-strategic
products which have not been actively sold since 2011). In addition to our three operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are reported outside of our operating segments, including certain international mortgage insurance businesses and discontinued operations.
Financial Reporting Differences with Enact Holdings
Our Enact segment predominantly includes Enact Holdings and its mortgage insurance subsidiaries. There are minor financial reporting differences between our Enact segment and the standalone financial results of Enact Holdings, which are separately disclosed with the Securities and Exchange Commission. These differences are primarily attributable to Genworth Financial’s allocation of corporate overhead expenses and taxes to the Enact segment, as well as the exclusion of the operating results of a run-off
block with reference properties in Mexico and a minority ownership interest in a mortgage guarantee business in India from the Enact segment that Genworth reports in Corporate and Other activities. Notwithstanding these differences, we commonly make references to “Enact” and our “Enact segment” throughout this Annual Report on Form
10-K,
which generally can be viewed as references to Enact Holdings and its mortgage insurance subsidiaries, unless the context otherwise requires.

Item 1.	Business
Strategic Priorities
Genworth is focused on the following five strategic priorities:

•	reducing the debt of Genworth Holdings, the issuer of our outstanding public debt, to approximately $1.0 billion over time;

•	maximizing the value of Enact;

•	achieving economic breakeven on and stabilizing the legacy long-term care insurance in-force block;

•	advancing Genworth’s long-term care growth initiatives; and

•	returning capital to Genworth Financial shareholders.
Genworth made significant progress towards achieving these five strategic priorities during 2021. Throughout 2021, Genworth improved its financial strength and flexibility each quarter, demonstrated by strong financial operating results, a strengthened financial position and an annualized reduction in corporate expenses of approximately $75 million. These improvements coupled with the successful completion of the minority IPO of Enact Holdings, led to issuer credit rating upgrades by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Financial Services, LLC (“S&P”) of Genworth Financial and Genworth Holdings, which we believe is important to enhancing our competitiveness and financing capabilities.
During 2021, Genworth Holdings repaid approximately $2.1 billion of debt and other obligations, including the repayment of the AXA S.A. (“AXA”) promissory note. As of December 31, 2021, Genworth Holdings had outstanding long-term debt of $1.2 billion, with no debt maturities until February 2024. Genworth Holdings had $356 million of cash, cash equivalents and liquid assets as of December 31, 2021. This level of cash and liquid assets provides sufficient liquidity to service existing debt and we will look to continue to reduce Genworth Holdings debt to meet our $1.0 billion target in the near-term, including potentially retiring the February 2024 debt ahead of its maturity date. Apart from Genworth Holdings’ February 2024 debt, it has no debt maturities until June 2034.
On September 20, 2021, we completed a minority IPO of Enact Holdings. All of the shares were offered by the selling stockholder, Genworth Holdings, with the net proceeds from the minority IPO retained by Genworth Holdings. The net proceeds of the minority IPO were approximately $529 million, a portion of which, was used to repay the outstanding balance of the secured promissory note owed to AXA of approximately $296 million on September 21, 2021. On December 15, 2021, the remaining net proceeds from the minority IPO, along with existing cash on hand, were used to early redeem Genworth Holdings’ August 2023 senior notes. Genworth Financial’s remaining ownership interest in Enact Holdings of 81.6% will allow Genworth to receive significant future cash flows from Enact Holdings. For example, in the fourth quarter of 2021, Enact Holdings paid Genworth Holdings a dividend of $163 million. Enact Holdings intends to develop a formal dividend policy and initiate a regular common dividend during 2022. Enact Holdings’ dividend policy is a critical piece in determining Genworth’s future cash flows, and once set, it could help pave the way for returning capital to Genworth Financial shareholders. Genworth’s current plans do not include any additional minority sales resulting in Genworth Financial owning less than 80% of Enact Holdings and we continue to believe this ownership structure provides the best option for Genworth Financial shareholders, given the progress made to strengthen Genworth’s balance sheet. At the same time, Genworth Financial retains significant future optionality with its ownership interest in Enact Holdings, including a tax-free
spin-off
to Genworth Financial shareholders as well as other options, and will be open to all options in the future.
Stabilizing our U.S. life insurance business continues to be one of Genworth’s long-term goals. We will continue to execute this objective primarily through our multi-year long-term care insurance in-force
rate action plan. Premium rate increases and associated benefit reductions on our long-term care insurance policies are critical to the business. We continue to manage our U.S. life insurance business on a standalone basis. Accordingly, the U.S. life insurance business will continue to rely on its consolidated statutory capital, significant claim and future policy benefit reserves, prudent management of its in-force
blocks and actuarially justified
in-force
rate actions on its long-term care insurance policies to satisfy policyholder obligations. Our U.S. life insurance business continued to make strong progress on its multi-year long-term care insurance in-force
rate action plan, receiving approvals of approximately $403 million of incremental annual premiums for the year ended December 31, 2021. In aggregate, we estimate that the cumulative economic benefit of our long-term care insurance multi-year in-force
rate action plan through 2021 was approximately $19.6 billion, on a net present value basis, of the total expected amount required of $28.7 billion. We continue to work closely with the National Association of Insurance Commissioners (“NAIC”) and state regulators to demonstrate the broad-based need for actuarially justified rate increases and associated benefit reductions in order to pay future claims.
In terms of our longer-term priorities, we are focused on advancing Genworth’s long-term care growth initiatives, including through fee-based
advice, consulting and services offered by CareScout, LLC (“CareScout”), an indirect subsidiary of Genworth Financial, and by launching through Genworth Insurance Company (“GIC”), a direct subsidiary of Genworth Financial, a new long-term care individual insurance product that follows an annual re-rating
model. Developing a viable, sustainable growth strategy and bringing the legacy long-term care insurance policies closer to break-even would help facilitate a potential future spin-off
of Enact Holdings.
We see meaningful opportunities to provide advice, consulting and services to address the needs of elderly Americans, as well as their caregivers and families. CareScout is a market leader in providing long-term care assessments and care support through a network of 35,000 clinicians nationwide. We see potential in CareScout and believe it will play a vital role in our long-term care growth strategy. Genworth Holdings intends to make capital contributions of approximately $8 million to CareScout, mostly in the first quarter of 2022, to expand its clinical assessment capabilities and care support solutions. This investment will allow CareScout to extend its supplemental assessment services to help support the many healthcare organizations that are experiencing a high volume of patients, ongoing assessment staffing shortages and numerous workflow disruptions due to
COVID-19.
We believe this investment could meaningfully increase CareScout’s revenues in the next few years.
The second long-term care growth initiative centers on transforming the existing long-term care insurance market. We believe the most important change to transform the long-term care insurance market is to implement an annual re-rating
model. We believe the primary problem with current regulatory models and practices governing the long-term care insurance product is that they inhibit insurers from proactively managing their in-force
business by limiting justified premium rate changes and/or by requiring or encouraging insurers to wait long periods of time before making them. Our proposed annual re-rating
model would encourage active management of policy premiums through a required annual evaluation process that will permit early premium rate adjustments (up or down) based on reasonable projections of future experience. Our U.S. life insurance business is also in the process of finalizing plans for its first new individual long-term care insurance product in several years to be launched through GIC. The new product is expected to have pricing assumptions that we believe are appropriately conservative and, subject to state minimum coverage requirements and policyholder election of a benefit increase option, contains a maximum lifetime benefit at issue of $250,000. However, because Genworth understands that these pricing assumptions may not hold for 30 to 40 years, GIC plans to only write new business in states that will allow annual re-rating
to change premiums when warranted by changes to our projected experience. Genworth Financial’s principal life insurance subsidiaries’ low financial strength ratings are an added barrier to selling the new product in the near term. As a result, we have been in discussions with A+ rated reinsurers on the new long-term care insurance product. Discussions are ongoing but we expect approximately 50% - 75% of the risk to be reinsured with one or more A+ rated reinsurers at product launch. The key reasons for the significant level of reinsurance are to satisfy minimum rating agency requirements and to limit the upfront capital from GIC. We expect that the reinsurance relationship will result in a higher financial strength rating for GIC than the rating of Genworth Financial’s principal life insurance subsidiaries. If ultimately successful, we also expect the new long-term care insurance product to achieve mid-teen returns at scale, and we will likely reduce the level of reinsurance to approximately 50% over the long-term.

In regard to returning capital to Genworth Financial shareholders, we expect to announce a more specific capital management plan later in 2022 given the progress made in strengthening Genworth’s financial position in 2021. The timing of this plan depends on the repayment of Genworth Holdings’ February 2024 debt and Enact Holdings’ future dividend policy, among other considerations.
Enact
Through Enact Holdings and its mortgage insurance subsidiaries, we have been providing private mortgage insurance products and services in the United States since 1981 and operate in all 50 states and the District of Columbia. Enact is engaged in the business of writing and assuming residential mortgage guaranty insurance. The insurance covers a portion of the unpaid principal balance of mortgage loans where the loan amount exceeds 80% of the value of the home (“low down payment mortgages” or “high loan-to-value
mortgages”) and protects lenders and investors against certain losses resulting from nonpayment of loans secured by mortgages, deeds of trust, or other instruments constituting a first lien on residential real estate. Private mortgage insurance facilitates the sale of mortgages to the secondary market, including to private investors as well as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Fannie Mae and Freddie Mac are government-sponsored enterprises and are collectively referred to as the “GSEs.” Credit protection and liquidity through secondary market sales allow mortgage lenders to increase their lending capacity, manage risk and expand financing access to prospective homeowners, many of whom are first time home buyers. At present, mortgage insurance products are primarily geared towards secondary market sales to the GSEs. Enact’s mortgage insurance products predominantly insure prime-based, individually underwritten residential mortgage loans.
The overall U.S. residential mortgage market encompasses both primary and secondary markets. The primary market consists of lenders originating home loans to borrowers to support home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions buying and selling mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities. The GSEs are the largest participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders as part of their governmental mandate to provide liquidity and stability in the U.S. housing finance system.
The GSE charters generally require credit enhancement for low down payment mortgages to be eligible for purchase by the GSEs. Such credit enhancement can be satisfied if a loan is insured by a
GSE-qualified
insurer, the mortgage seller retains at least a 10% participation in the loan, or the seller agrees to repurchase or replace the loan in the event of a default. Private mortgage insurance satisfies the GSEs’ credit enhancement requirement and historically has been the preferred method lenders have utilized to meet this GSE charter requirement. As a result, the nature of the private mortgage insurance industry in the United States is driven in large part by the business practices and mortgage insurance requirements of the GSEs. In furtherance of their respective charter requirements, each GSE maintains eligibility criteria to establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the GSEs for their portfolio. For more information about the financial and other requirements of the GSEs for Enact Holdings and its mortgage insurance subsidiaries, see “—Regulation—Enact—Mortgage Insurance Regulation—Other U.S. Regulation and Agency Qualification Requirements.”
Selected financial information and operating performance measures regarding our Enact segment are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Enact segment.”
Products and services
Enact offers the following mortgage insurance products:
Primary mortgage insurance
Substantially all of Enact’s policies are primary mortgage insurance, which provides protection on individual loans at specified coverage percentages. Primary mortgage insurance is placed on individual loans at the time of origination and are typically delivered to Enact on a loan-by-loan
basis. Primary mortgage insurance can also be delivered to Enact on an aggregated basis, whereby each mortgage in a given loan portfolio is insured in a single transaction after the point of origination.
Customers who purchase primary mortgage insurance select a specific coverage level for each insured loan. A customer may choose the coverage percentage established by a GSE in order to be eligible for purchase by that particular GSE or for loans not sold to the GSEs, the customer determines its desired coverage percentage. Generally, Enact’s risk across all policies written is approximately 25% of the underlying primary insurance in-force,
but may vary from policy to policy, typically between 6% and 35% coverage. The loan amount and coverage percentage determine Enact’s risk in-force
on each insured loan.
Enact files premium rates, as required, with state insurance departments and the District of Columbia. Premium rates cannot be changed after the issuance of coverage. Premium payments for primary mortgage insurance coverage are typically made by the borrower and are referred to as borrower-paid mortgage insurance. Loans for which premiums are paid by the lender are referred to as lender-paid mortgage insurance. In either case, the payment of premium to Enact is generally the responsibility of the insured. Premiums are generally calculated as a percentage of the original principal balance and may be paid on a monthly or annual basis, as a single premium paid at the time of mortgage origination or split, where an initial lump sum premium is paid at the time of mortgage origination in addition to subsequent monthly payments.
Pool mortgage insurance
Pool mortgage insurance transactions provide coverage on a finite set of individual loans identified by the pool policy. Pool policies contain coverage percentages and provisions limiting the insurer’s obligation to pay claims until a threshold amount is reached (known as a “deductible”) or capping the insurer’s potential aggregate liability for claims payments (known as a “stop loss”) or a combination of both provisions. Pool mortgage insurance is typically used to provide additional credit enhancement for certain secondary market mortgage transactions. Pool insurance generally covers the excess of the loss on a defaulted mortgage loan that exceeds the claim payment under the primary coverage, if such loan has primary coverage, as well as the total loss on a defaulted mortgage loan that did not have primary coverage. In another variation, generally referred to as modified pool insurance, policies are structured to include both an exposure limit for each individual loan, as well as an aggregate loss limit or a deductible for the entire pool. Currently, Enact has an insignificant amount of pool insurance in-force.
Enact also performs
fee-based
contract underwriting services for its customers. Contract underwriting services provide customers outsourced scalable capacity to underwrite mortgage loans. Enact’s underwriters can underwrite the loan on behalf of its customers for both investor compliance and mortgage insurance, thus reducing duplicative activities and increasing Enact’s ability to write mortgage insurance for these loans. Under contract underwriting agreement terms, Enact agrees to indemnify its customers against losses incurred in the event it makes material errors in determining whether loans underwritten by its contract underwriters meet specified underwriting or purchase criteria, subject to contractual limitations. As a result, Enact assumes credit and processing risk in connection with its contract underwriting services.
Underwriting and pricing
Enact establishes and maintains underwriting guidelines based on its risk appetite. Enact requires borrowers to have a verified capacity and willingness to support their obligation and a well-supported valuation of the collateral. Enact’s underwriting guidelines incorporate credit eligibility requirements that, among other things, limit its coverage to mortgages that meet its thresholds with respect to borrower Fair Isaac Company (“FICO”) scores, maximum loan-to-value
ratios, documentation requirements and maximum
debt-to-income
ratios. All loans must pass through its eligibility rules to ensure proper discharge of loans not meeting its guidelines and to maintain thorough underwriting standards.

Enact’s underwriting guidelines are largely consistent with those of the GSEs. Many of its customers use the GSEs’ automated loan underwriting systems for making credit determinations. Enact generally accepts the underwriting decisions and documentation requirements made by GSEs’ underwriting systems, subject to its review as well as certain limitations and requirements.
FICO developed the FICO credit scoring model to calculate a score based upon a borrower’s credit history. Enact uses the FICO credit score as one indicator of a borrower’s credit quality. Typically, a borrower with a higher credit score has a lower likelihood of defaulting on a loan. FICO credit scores range up to 850, with a score of 620 or more generally viewed as a “prime” loan and a score below 620 generally viewed as a
“sub-prime”
loan. Generally, “A minus” loans are loans where the borrowers have FICO credit scores between 575 and 660 and have a blemished credit history. The weighted average FICO score of Enact’s primary insurance in-force
was 741 as of December 31, 2021.
Loan applications for primary mortgage insurance are either directly reviewed by Enact (or its contract underwriters), or as noted below, by lenders under delegated authority. In either case automated underwriting systems may be utilized. For non-delegated
underwriting, customers submit loan files to Enact and Enact individually underwrites each application to determine whether it will insure the loan. Enact uses its mortgage insurance underwriting system to perform non-delegated
underwriting evaluations. Enact’s underwriting staff is dispersed throughout the United States and in addition to its employees, uses domestically based, contract underwriters to assist with underwriting capacity and drive efficiency.
Enact delegates to eligible lender customers the ability to underwrite mortgage insurance based on its delegated underwriting guidelines. To perform delegated underwriting, customers must be approved by Enact’s risk management group. Enact regularly performs quality assurance reviews on a statistically significant sample of delegated loans to assess compliance with its guidelines. Enact also offers a post-closing underwriting review when requested by customers for both non-delegated
and delegated loans. Upon satisfactory completion of this review, Enact agrees to waive its right to rescind coverage under certain circumstances.
Pricing is highly competitive in the mortgage insurance industry, with industry participants competing for market share, customer relationships and overall value. Recent pricing trends have introduced an increasing number of loan, borrower, lender and property attributes, resulting in expanded granularity in pricing and a shift from traditional published rate cards to dynamic pricing engines that better align price and risk. Enact’s risk-based pricing engine was developed to evaluate returns and volatility under both the private mortgage insurer eligibility requirements (“PMIERs”) capital framework and its internal economic capital framework, which is sensitive to economic cycles and current housing market conditions. The model assesses the performance of new business under expected and stress scenarios on an individualized loan basis, which is used to determine pricing and inform risk tolerance and seeks to optimize economic value by balancing return and volatility.
Enact seeks to charge premium rates commensurate with the underlying risk of each loan insured. Enact’s proprietary pricing platform provides a more flexible, granular and analytical approach to selecting and pricing risk and its use allows Enact to adjust its risk tolerance by quickly changing prices in response to evolving economic conditions, including as a result of
COVID-19,
new analytical insights or industry pricing trends.
Loss mitigation
Enact’s loss mitigation and claims department is led by seasoned personnel who are supported by default tracking and claims processing capabilities within their integrated platform. Enact’s loss mitigation staff is also actively engaged with the GSEs and servicers regarding appropriate servicing and loss mitigation practices. Enact has granted loss mitigation delegation to the GSEs and servicers, whereby they perform certain loss mitigation efforts on Enact’s behalf. Moreover, the Consumer Financial Protection Bureau’s (“CFPB”) mortgage servicing rule obligates servicers to engage in early intervention and loss mitigation efforts with a borrower prior to foreclosure. These efforts have traditionally involved loan modifications intended to enable qualified borrowers to make restructured loan payments or sell the property, thereby potentially reducing claim amounts. Borrower forbearance plans offered by the GSEs, particularly due to
COVID-19,
allow deferred or reduced payments for borrowers experiencing financial hardship under certain circumstances. At the conclusion of the forbearance term, a borrower may either bring the loan current, defer any missed payments until the end of the loan, or modify the loan through a repayment plan or extension of the mortgage term. Enact’s goal is to keep borrowers in their homes. If a loan becomes delinquent, Enact works closely with the customer, investor and servicer to attempt to cure the delinquency and allow the homeowner to retain ownership of the property.
Claims result from delinquencies that are not cured, or from losses on short sales, other third-party sales or deeds-in-lieu
of foreclosure that Enact approves. Under the terms of Enact’s primary insurance master policy, customers are required to file claims within 60 days of the earliest of: (i) the date the customer acquired title to the underlying property (typically through foreclosure); (ii) the date of an approved short sale (or other third-party sale of the underlying property); or (iii) the date a request is made by Enact to file a claim. Upon review and determination that a filed claim is valid, Enact may pay the coverage percentage specified in the certificate of insurance and related expenses, pay the amount of the claim required to make the customer whole, commonly referred to as the “actual loss amount,” following the approved sale or pay the full claim amount and acquire title to the property.
Claim activity is not evenly spread across the coverage period of loans Enact insures. The frequency of delinquencies may not correlate directly with the number of claims received because the rate at which delinquencies are cured is influenced by borrowers’ financial resources and circumstances, as well as regional economic differences. For those loans that fail to cure, whether delinquency leads to a claim principally depends upon the borrower’s equity at the time of delinquency and the borrower’s or the insured’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan.
When claim notices are received, Enact reviews the loan and servicing files to determine the appropriateness of a claim amount. Failure to deliver the required documentation or Enact’s review of such documentation may result in a rescission, cancellation or claim denial. Enact’s insurance policies allow for the reduction or denial of a claim if the servicer does not materially comply with its obligations under Enact’s policies, including the requirement to pursue reasonable loss mitigation actions. Enact also periodically receives claim notices that request coverage for costs and expenses associated with items not covered under its policies, such as losses resulting from property damage to a covered home. Enact actively reviews claim notices to ensure it pays only for covered expenses. A reduction in the claim amount paid relative to the amount requested in the claim notice is deemed to be a curtailment.
When reviewing loan and servicing files in connection with the delinquency or claims process, Enact may also decide to rescind coverage of the underlying mortgages or deny payment of claims. Enact’s ability to rescind coverage is limited by the terms of its master policies. Enact may rescind coverage in situations where, among other things, (i) fraudulent misrepresentations were made or materially inaccurate information was provided regarding a borrower’s income, debts, intention to occupy a property or property value or (ii) a loan was originated in material violation of Enact’s underwriting guidelines.
Consideration is given to an insured’s appeal of rescinded coverage. If Enact agrees with the appeal, it takes the necessary steps to reinstate insurance coverage and reactivate the loan certificate or otherwise address the issues raised in the appeal. If the parties are unable to agree on the outcome of the appeal, the insured may choose to pursue arbitration or litigation under the terms of the applicable master policy and challenge the results. Subject to applicable limitations in Enact’s policies and by state law, legal challenges to Enact’s actions may be brought several years after the disposal of a claim. For additional information regarding Enact’s master policies, see “—Regulation—U.S. Insurance Regulation—Policy forms.”
From time to time, Enact enters into agreements with policyholders to accelerate claims and negotiate an agreed-upon payment amount for claims on an identified group of delinquent loans. In exchange for the accelerated claim payment, mortgage insurance is canceled, and Enact is discharged from any further liability on the identified loans.
Distribution and customers
Enact distributes its mortgage insurance products through a dedicated sales force located throughout the United States, including in-house
sales representatives. Enact’s sales force utilizes a digital marketing program designed to expand its customer reach beyond traditional sales. Enact’s sales force primarily markets to financial institutions and mortgage originators that impose a requirement for mortgage insurance as part of the borrower’s financing.
Enact’s industry presence has enabled it to build active customer relationships with mortgage lenders across the United States. Enact’s customers are broadly diversified by size, type and geography and include large money center banks, non-bank
lenders, national and local mortgage bankers, community banks and credit unions. Enact’s principal mortgage insurance customers are originators of residential mortgage loans who typically determine which mortgage insurer or insurers they will use for the placement of mortgage insurance written on loans they originate. For the year ended December 31, 2021, approximately 28% of new insurance written in Enact was attributable to its largest five lender customers, of which 14% was attributable to its largest customer. No other customer exceeded 10% of Enact’s new insurance written during 2021 and no customer had earned premiums that exceeded 10% of Enact’s total revenues for the year ended December 31, 2021. For more information on the potential impacts due to customer concentration, see “Item 1A—Risk Factors—Enact Holdings’ reliance on key customers or distribution relationships could cause a loss of significant sales if one or more of those relationships terminate or are reduced.”
Competition
Enact’s principal sources of competition are U.S. federal, state and local government agencies and other private mortgage insurers. Enact also competes with mortgage lenders and other investors, the GSEs, portfolio lenders who self-insure, reinsurers, and other capital markets participants who may utilize financial instruments designed to mitigate risk.
U.S. federal, state and local government agencies
. Enact and other private mortgage insurers compete for mortgage insurance business directly with U.S. federal agencies, principally the Federal Housing Administration (“FHA”) and the U.S. Department of Veterans Affairs (“VA”), and to a lesser extent, state and local housing finance agencies. Enact’s competition with government agencies is principally on the basis of price and underwriting guidelines. In contrast to private mortgage insurers, government agencies generally have less restrictive guidelines and apply a flat pricing structure regardless of an individual borrower’s credit profile. As a result, we believe borrowers with lower FICO scores are more likely to secure mortgage loans with coverage by government agencies and borrowers with higher FICO scores are more likely to secure mortgage loans with coverage by private mortgage insurers.
Private mortgage insurers.
The U.S. private mortgage insurance industry is highly competitive. Enact competes on pricing, underwriting guidelines, customer relationships, service levels, policy terms, loss mitigation practices, perceived financial strength (including comparative financial strength ratings), reputation, product features, and effective use and ease of technology. There are currently six active mortgage insurers, including Enact.
GSEs, portfolio lenders, reinsurers and other capital markets participants.
Enact also competes with various participants in the mortgage finance industry including the GSEs, portfolio lenders, reinsurers and other participants in the capital markets. Enact competes with these participants primarily based on pricing, policy terms and perceived financial strength. The GSEs enter into risk sharing transactions with financial institutions designed to reduce the risk of their mortgage portfolios. Competition also comes from portfolio lenders that are willing to hold credit risk on their balance sheets without credit enhancement. In addition, investors can make use of risk-sharing structures designed to mitigate the impact of mortgage defaults in place of private mortgage insurance. Finally, although their presence is a fraction of what it was in the past, there are products designed to eliminate the need for private mortgage insurance, such as “simultaneous seconds,” which combine a first lien loan with a second lien loan in order to meet the 80%
loan-to-value
threshold required for sale to the GSEs without certain credit protections.
U.S. Life Insurance
Our U.S. Life Insurance segment includes long-term care insurance, life insurance and fixed annuity products, and services and solutions that help families address the financial challenges of aging. We currently offer individual long-term care insurance policies to customers who contact us directly (subject to state availability); however, we no longer accept applications for new group long-term care insurance policies but will accept new applications and issue new coverage certificates on current open group cases on certain group policy forms. In 2016, we suspended sales of our traditional life insurance and fixed annuity products; however, we continue to service our existing retained and reinsured blocks of business.
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
In-force
rate actions
As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which will be significant, to help bring their loss ratios back towards their original pricing. For all of these in-force
rate action filings, we received 173 filing approvals from 45 states in 2021, representing a weighted-average increase of 37% on approximately $1,095 million in annualized in-force
premiums, or approximately $403 million of incremental annual premiums. We also submitted 147 new filings in 40 states in 2021 on approximately $937 million in annualized in-force
premiums.
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
Because obtaining actuarially justified rate increases and associated benefit reductions is important to our ability to pay future claims, we will consider litigation against states that decline to approve those actuarially justified rate increases. In January 2022, we began litigation with two states that have refused to approve actuarially justified rate increases.
For certain risks related to our long-term care insurance business and in-force
rate increases, see “Item 1A—Risk Factors—Our financial condition, results of operations, long-term care insurance products and/or our reputation in the market may be adversely affected if our U.S. life insurance subsidiaries are unable to implement premium rate increases and associated benefit reductions on in-force
long-term care insurance policies by enough or quickly enough.”
Life insurance
Life insurance products provide protection against financial hardship after the death of an insured. Some of these products also offer a savings element that can help accumulate funds to meet future financial needs. Our U.S. life insurance subsidiaries previously sold term, whole, universal and term universal life insurance products, and also previously sold an index universal life insurance product and linked-benefit products, combining a universal life insurance contract with a long-term care insurance rider. Our U.S. life insurance subsidiaries continue to hold in-force
blocks of these products.
Fixed annuities
Fixed annuity products help individuals create dependable income streams for life or for a specified period of time and help them save and invest to achieve financial goals. Our U.S. life insurance subsidiaries previously sold traditional fixed annuity product offerings, including single premium deferred annuities, single premium immediate annuities and structured settlements, and continue to hold in-force
blocks of these products.
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

Runoff
The Runoff segment includes
the results of products which have not been actively sold since 2011, but we continue to service our existing blocks of business. These products primarily include variable annuity, variable life insurance and corporate-owned life insurance, as well as funding agreements. We may explore periodic issuances of funding agreements for asset-liability management and liquidity purposes.
Selected financial information and operating performance measures regarding our Runoff segment are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Runoff segment.”
Corporate and Other Activities
Our Corporate and Other activities include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are reported outside our operating segments, including certain international mortgage insurance businesses and discontinued operations. We have a presence in the private mortgage insurance market in Mexico and are also a minority shareholder (through Enact Holdings) of a joint venture in India that offers mortgage guarantees against borrower defaults on housing loans from mortgage lenders in India. The financial impact of this joint venture was minimal during 2021, 2020 and 2019.
On March 3, 2021, we completed a sale of our entire ownership interest of approximately 52% in Genworth Mortgage Insurance Australia Limited (“Genworth Australia”), our former Australian mortgage insurance business, through an underwriting agreement and received $370 million in net cash proceeds. On December 12, 2019, we sold Genworth MI Canada Inc. (“Genworth Canada”), our former Canada mortgage insurance business, to Brookfield Business Partners L.P. for approximately $1.7 billion in net cash proceeds. These businesses, along with a settlement agreement associated with a lawsuit related to alleged losses incurred by AXA from mis-selling
complaints subsequent to the sale of our lifestyle protection insurance business in 2015, are reported as discontinued operations and their financial position, results of operations and cash flows are separately reported for the applicable periods prior to sale. See note 23 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.
Selected financial information regarding our Corporate and Other activities is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate and Other Activities.”
Risk Management
Risk management is a critical part of our business. We have an enterprise risk management framework that includes risk management processes relating to economic capital analysis, strategic priorities and risks (including emerging and/or disruptive risks), product development and pricing, management of in-force
business, including certain mitigating strategies and claims risk management, credit risk management, asset-liability management, liquidity management, investment activities (including derivatives), model risk management, portfolio diversification, underwriting and loss mitigation, financial databases and information systems, information technology risk management, data security and cybersecurity, business acquisitions and dispositions, operational risk assessment capabilities and overall operational risk management.
We have identified the following as the most significant risk types to our business: credit risk, market risk, insurance risk, housing risk, model risk, operational risk and information technology risk. Related to these identified risk types, we have classified our top risks and report these risks to both senior management and the risk committee of Genworth Financial’s Board of Directors. In addition, we attempt to identify, understand and manage emerging and disruptive risks. We have processes in place to identify emerging and disruptive risks, with the ultimate goal of mitigating adverse impacts to our business.
Our risk management framework includes seven key components: risk type key attributes (to ensure full coverage); identification of risk exposures to identify top risks; business strategy and planning; governance; risk quantification (both qualitative and quantitative); risk appetite and limits; and stress testing. Our risk management framework also includes an assessment and implementation of company and business risk appetites, the identification and assessment of risks, a proactive decision process to determine which risks are acceptable to be retained (based on risk and reward considerations, among other factors) and the ongoing management, monitoring and reporting of material risks.
Our risk management practices are an important component in the management of our legacy U.S. life insurance products, including in-force
blocks of long-term care and life insurance and fixed annuity products. Our U.S. life insurance business continues to pursue significant premium rate increases and associated benefit reductions on their long-term care insurance in-force
block. In support of this initiative, we have developed processes that include experience studies to analyze emerging experience, reviews of in-force
product performance, an assumption review process, and comprehensive monitoring and reporting. In connection with these processes, our risk management team works closely with the U.S. life insurance business to ensure proper governance and to better align the development of assumptions with the identified risks.
As part of our evaluation of overall
in-force
product performance, new product initiatives and risk mitigation alternatives, we monitor regulatory and rating agency capital models as well as internal economic capital models to determine the appropriate level of risk-adjusted capital required. We utilize a stress testing framework to assess the risk of loss to our capital resources based upon the portfolio of risks we underwrite and retain and upon our asset and operational risk profiles. Our commitment to risk management involves the ongoing review and expansion of internal risk management capabilities with a focus on improving infrastructure and modeling.
Operations and Technology
Service and support
Enact Holdings and its U.S. mortgage insurance subsidiaries have introduced technology enabled services to help its customers (lenders and servicers) as well as its consumers (borrowers and homeowners). Enact Holdings heavily relies upon information technology and a number of critical aspects are highly automated. The U.S. life insurance companies also heavily rely upon information technology to support and improve their overall operations. Enact Holdings and the U.S. life insurance companies both accept insurance applications, issue approvals, process claims and reconcile premium remittance through electronic submissions. For Enact Holdings, in order to facilitate these processes, direct connections have been established with many of its customers and servicers’ systems to enable the selection of its mortgage insurance products and to allow for direct communication. Enact Holdings and the U.S. life insurance companies also provide their customers secure access to their web-based
portals to facilitate transactions and provide customers with access to their account information. Enact Holdings and the U.S. life insurance companies regularly upgrade and enhance their systems and technology in an effort to achieve their goals of expanding their capabilities, improve productivity and enhance the customer experience.
Operating centers
We have established scalable,
low-cost
operating centers in Virginia and North Carolina. In addition, through an arrangement with an outsourcing provider, we have a team of professionals in India and the Philippines who provide a variety of services primarily to our U.S. life insurance subsidiaries and certain corporate functions, including data entry, transaction processing and functional support.

Reinsurance
We reinsure a portion of our annuities, life insurance, long-term care insurance and mortgage insurance with unaffiliated reinsurers. In a reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. We participate in reinsurance activities in order to minimize exposure to significant risks, limit losses, and provide additional capacity for future growth. We also obtain reinsurance to meet certain capital requirements, including sometimes utilizing intercompany reinsurance agreements to manage our statutory capital positions. However, these intercompany agreements do not have an effect on our consolidated U.S. generally accepted accounting principles (“U.S. GAAP”) financial statements.
We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term or excess of loss basis. These reinsurance agreements spread risk and minimize the effect of losses. Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. Our amounts recoverable from reinsurers represent receivables from and/or reserves ceded to reinsurers. The amounts recoverable from reinsurers, net of allowance for credit losses, were $16.8 billion as of December 31, 2021 and 2020.
We focus on obtaining reinsurance from a diverse group of reinsurers. We regularly evaluate the financial condition of our reinsurers and monitor concentration risk with our reinsurers at least annually.
U.S. Life Insurance
Our U.S. life insurance subsidiaries have established standards and criteria for our use and selection of reinsurers. In order for a new reinsurer to participate in our current program, without collateralization, we require the reinsurer to have a S&P rating of
“A-”
or better or a Moody’s rating of “A3” or better and a minimum capital and surplus level of $350 million. If the reinsurer does not have these ratings, our U.S. life insurance subsidiaries generally require them to post collateral as described below. In addition, our U.S. life insurance subsidiaries may require collateral from a reinsurer to mitigate credit/collectability risk. Typically, in such cases, the reinsurer must either maintain minimum specified ratings and risk-based capital (“RBC”) ratios or provide the specified quality and quantity of collateral. Similarly, our U.S. life insurance subsidiaries have also required collateral in connection with books of business sold pursuant to indemnity reinsurance agreements and have been required to post collateral when purchasing books of business.
Reinsurers that are not licensed, accredited or authorized in the state of domicile of the reinsured (“ceding company”) are required to post statutorily prescribed forms of collateral for the ceding company to receive reinsurance credit. The three primary forms of collateral are: (i) qualifying assets held in a reserve credit trust; (ii) irrevocable, unconditional, evergreen letters of credit issued by a qualified U.S. financial institution; and (iii) assets held by the ceding company in a segregated funds withheld account. Collateral must be maintained in accordance with the rules of the ceding company’s state of domicile and must be readily accessible by the ceding company to cover claims under the reinsurance agreement. Accordingly, our U.S. life insurance subsidiaries require unauthorized reinsurers that are not so licensed, accredited or authorized to post acceptable forms of collateral to support their reinsurance obligations.

The following table sets forth our exposure to the principal reinsurers in our U.S. life insurance subsidiaries as of December 31, 2021:

(Amounts in millions)	Reinsurance recoverable
UFLIC (1)	$13,095
RGA Reinsurance Company	1,837
General Reinsurance Corporation	543
Riversource Life Insurance Company	395
SCOR Global Life USA Reinsurance Company	281

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

In our long-term care insurance business, we manage risk and capital through utilization of external reinsurance in the form of coinsurance. Our U.S. life insurance subsidiaries have executed external reinsurance agreements to reinsure 20% of all sales of its newer individual long-term care insurance products that have been introduced since early 2013. External new business reinsurance is dependent on a number of factors, including price, availability, risk tolerance and capital levels. Over time, there can be no assurance that affordable, or any, reinsurance will continue to be available. Our U.S. life insurance subsidiaries also have executed external reinsurance agreements to reinsure sales of some of their older blocks of long-term care insurance products (10% of new business issued from 2003 to 2008; 20% to 30% of new business issued from 2009 to 2011; and 40% of new business issued from 2011 to early 2013). Our U.S. life insurance subsidiaries also have external reinsurance on some older blocks of business which includes a treaty on a yearly renewable term basis on business that was written between 1998 and 2003. This yearly renewable term reinsurance provides coverage for claims on those policies for 15 years after the policy was written. After 15 years, reinsurance coverage ends for policies not on claim, while reinsurance coverage continues for policies on claim until the claim ends. The
15-year
coverage on the policies written in 2003 expired in 2018; therefore, any new claims will not have reinsurance coverage under this treaty. Since 2013, we have seen, and may continue to see, an increase in our benefit costs as policies with reinsurance coverage exhaust their benefits or terminate, and policies which are not covered by reinsurance go on claim. Over time, there can be no assurance that affordable, or any, reinsurance will continue to be available.
Enact
Enact Holdings’ U.S. mortgage insurance subsidiaries reinsure a portion of their mortgage insurance risk to reduce the risk of loss and to obtain capital credit towards the financial requirements of the GSEs’ PMIERs. The reinsurance coverage is provided by a panel of reinsurance partners each currently rated
“A-”
or better by S&P or A.M. Best Company, Inc. (“A.M. Best”). These reinsurers are contractually required to collateralize a portion (typically 20% to 30%) of the reinsurance exposures consistent with PMIERs. Enact Holdings’ credit risk transfer program distributes risk to both highly rated counterparties through traditional excess of loss reinsurance, as well as to investors of mortgage insurance-linked notes through collateralized special purpose reinsurance entities. Individual book year transactions have been structured as excess of loss coverage where both the attachment and detachment points of the ceded risk tier are within the PMIERs capital requirements at inception, providing both loss protection and PMIERs capital credit. Each reinsurance treaty has a term of 10 years and provides a unilateral right to commute prior to the full term, subject to certain performance triggers.
Since 2015 and as of December 31, 2021, Enact Holdings has executed $3.5 billion of credit risk transfer transactions across both traditional reinsurance arrangements and mortgage insurance-linked note transactions, with approximately 90% of its risk in-force
reinsured. Through traditional reinsurance transactions, Enact Holdings has executed $2.0 billion of excess of loss reinsurance coverage with highly rated reinsurers covering its 2009 to 2021 book years. Through mortgage insurance-linked note transactions, Enact Holdings has executed $1.5 billion of excess of loss reinsurance coverage, supported by capital market investors, covering a portion of its 2014 to 2021 book years. Reinsurance transactions, including the transactions with collateralized special purpose reinsurance entities, provided an aggregate of approximately $1,404 million of PMIERs capital credit as of December 31, 2021.
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
As of February 16, 2022, Genworth Mortgage Insurance Corporation (“GMICO”), Enact Holdings’ principal U.S. mortgage insurance subsidiary that was renamed Enact Mortgage Insurance Corporation effective February 7, 2022, was rated “BBB” (Good) by S&P, “Baa2” (Adequate) by Moody’s and “BBB+” (Good) by Fitch Ratings, Inc. (“Fitch”) in terms of financial strength.
As of February 16, 2022, our principal life insurance subsidiaries were rated in terms of financial strength by A.M. Best as follows:

Company	A.M. Best rating
Genworth Life Insurance Company	C++ (Marginal)
Genworth Life and Annuity Insurance Company	B (Fair)
Genworth Life Insurance Company of New York	C++ (Marginal)
The financial strength ratings of our operating companies are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities.
S&P states that an insurer rated “BBB” (Good) has good financial security characteristics. The “BBB” rating is the fourth-highest of nine financial strength rating ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing within a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “BBB” rating is the ninth-highest of S&P’s 21 ratings categories.
Moody’s states that insurance companies rated “Baa” (Adequate) offer adequate financial security. The “Baa” rating is the fourth-highest of nine financial strength rating ranges assigned by Moody’s, which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking within the groups, with 1 being the highest and 3 being the lowest. These modifiers are not added to ratings in the “Aaa” category or to ratings below the “Caa” category. Accordingly, the “Baa2” rating is the ninth-highest of Moody’s 21 ratings categories.
Fitch states that “BBB” (Good) rated insurance companies are viewed as possessing good capacity to meet policyholder and contract obligations. The “BBB” rating category is the fourth-highest of nine financial strength rating categories, which range from “AAA” to “C.” The symbol (+) or (-) may be appended to a rating to indicate the relative position of a credit within a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “B” category. Accordingly, the “BBB+” rating is the eighth-highest of Fitch’s 19 ratings categories.

A.M. Best states that its “B” (Fair) rating is assigned to companies that have a fair ability to meet their ongoing insurance obligations while “C++” (Marginal) is assigned to those companies that have a marginal ability to meet their ongoing insurance obligations. The “B” and “C++” ratings are the seventh- and ninth-highest of 15 ratings assigned by A.M. Best, which range from “A++” to “F.”
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
Credit Ratings
In addition to the financial strength ratings for our operating subsidiaries, rating agencies also assign credit ratings to the debt issued by our intermediate holding company, Genworth Holdings. These ratings are typically notched lower than the financial strength ratings of our primary operating subsidiaries, reflecting Genworth Holdings’ reliance on dividends from the operating subsidiaries to service its debt obligations. The unsecured debt ratings may be used in evaluating Genworth Holdings’ debt as a fixed-income investment and are therefore important to our ability to raise capital through the issuance of debt and other forms of credit.
Credit ratings are assigned based on the risk that an entity may not meet its contractual financial obligations as they come due. Rating organizations review the financial performance and credit condition of issuers to provide opinions regarding financial strength, operating performance and the ability to meet debt holder obligations.
As of February 16, 2022, Genworth Holdings’ senior unsecured debt was assigned a credit rating of “B” (Speculative) by S&P, “B1” (Speculative) by Moody’s and “b” (Marginal) by A.M. Best.
S&P states that an issuer rated “B” (Speculative) is more vulnerable to adverse business, financial and economic conditions but currently has the capacity to meet financial commitments. The “B” rating is the sixth-highest
of ten credit rating ranges assigned by S&P, which range from “AAA” to “D.”
Moody’s states that an issuer rated “B” (Speculative) from its Global Rating Scale is considered speculative and is subject to high credit risk. The “B1” rating is the sixth-highest out of nine credit ratings assigned by Moody’s, which range from “Aaa” to “C.”
A.M. Best states that an issuer rated “b” (Marginal) has a marginal ability to meet its ongoing senior financial obligations and is vulnerable to adverse changes in industry and economic conditions. The “b” rating is the sixth-highest of nine credit rating ranges assigned by A.M. Best, which range from “aaa” to “c.”
Ratings actions
On September 24, 2021, S&P upgraded the financial strength rating of GMICO to “BBB” (Good) from “BB+” (Marginal) and modified its outlook from Creditwatch Positive to Positive. In addition, S&P also upgraded the credit rating of Genworth Holdings to “B” (Speculative) from
“B-”
(Speculative) and modified its outlook from Creditwatch Positive to Positive. The ratings upgrades reflect the completion of the minority IPO of Enact Holdings which positively impacted Genworth Holdings’ liquidity and overall leverage and potentially allows for GMICO to compete more effectively in the mortgage insurance marketplace.

On September 21, 2021, Moody’s upgraded the financial strength rating of GMICO to “Baa2” (Adequate) from “Baa3” (Adequate) and modified its outlook from positive to stable. Moody’s also upgraded the credit rating of Genworth Holdings to “B1” (Speculative) from “Caa1” (Speculative) and modified its outlook from developing to stable. The ratings upgrades reflect the completion of the minority IPO of Enact Holdings with the net proceeds from the IPO solidifying Genworth Holdings’ liquidity and allowing Enact Holdings to gain access to the public market, which could further enhance its financial position.
On September 17, 2021, Fitch upgraded the financial strength rating of GMICO to “BBB+” (Good) from
“BBB-”
(Good) and provided a stable outlook. The ratings upgrade is the result of the completion of the minority IPO of Enact Holdings and GMICO’s strong capital position.
On September 9, 2021, A.M. Best affirmed the financial strength ratings of our principal life insurance subsidiaries, GLIC “C++” (Marginal), GLAIC “B” (Fair) and GLICNY “C++” (Marginal). In addition, A.M. Best also affirmed the “b” (Marginal) credit rating of Genworth Holdings.
S&P, Moody’s, Fitch, A.M. Best and HR Ratings review their ratings periodically and we cannot assure you that we will maintain our current ratings in the future. These and other agencies may also rate our Company or our insurance subsidiaries on a solicited or an unsolicited basis. We do not provide non-public
information to agencies issuing unsolicited ratings and cannot ensure that any agencies that rate our Company or our insurance subsidiaries on an unsolicited basis will continue to do so.
For information on adverse credit rating actions related to our Company, see “Item 1A—Risk Factors—Adverse rating agency actions have resulted in a loss of business and adversely affected our results of operations, financial condition and business and future adverse rating actions could have a further and more significant adverse impact on us.”
Investments
Organization
Our investments department includes asset management, portfolio management, derivatives, risk management, operations, accounting and other functions. Under the direction of our Chief Investment Officer, it is responsible for managing the assets in our various portfolios, including establishing investment and derivatives policies and strategies, reviewing asset-liability management and performing asset allocations.
We use both internal and external asset managers to take advantage of expertise in particular asset classes or to leverage country-specific investing capabilities. We internally manage certain asset classes for our insurance operations, including public government, municipal and corporate securities, structured securities, commercial mortgage loans, privately placed debt securities, equity securities and derivatives.
We manage our assets to meet diversification, credit quality, yield and liquidity requirements of our policy and contract liabilities by investing primarily in fixed maturity securities, including government, municipal and corporate bonds and mortgage-backed and other asset-backed securities. We also hold mortgage loans on commercial real estate, limited partnerships and other invested assets, which include derivatives, bank loans and short-term investments. Investments for our particular insurance company subsidiaries are required to comply with our risk management requirements, as well as applicable insurance laws and regulations.
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
Fixed maturity securities
Fixed maturity securities, including
tax-exempt
bonds, consist principally of publicly traded and privately placed fixed maturity securities classified as available-for-sale.
Fixed maturity securities represented 82% of total cash, cash equivalents, restricted cash and invested assets as of December 31, 2021 and 2020.
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

	As of December 31,
(Amounts in millions)	2021			2020
NRSRO designation	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
Public fixed maturity securities
AAA	$6,714	$8,316	20%	$7,223	$9,252	21%
AA	3,343	3,872	9	3,101	3,699	8
A	9,154	11,039	26	9,293	11,784	26
BBB	15,422	17,789	42	15,241	18,327	41
BB	1,279	1,443	3	1,461	1,634	4
B	46	42	—	76	74	—
CCC and lower	—	—	—	5	6	—

Total public fixed maturity securities	$35,958	$42,501	100%	$36,400	$44,776	100%

Private fixed maturity securities
AAA	$781	$821	5%	$1,043	$1,103	6%
AA	1,568	1,718	9	1,826	2,020	11
A	4,795	5,224	29	4,937	5,482	29
BBB	8,194	8,861	49	7,996	8,841	47
BB	1,142	1,186	7	976	1,042	6
B	164	161	1	223	219	1
CCC and lower	9	8	—	16	12	—

Total private fixed maturity securities	$16,653	$17,979	100%	$17,017	$18,719	100%

Total fixed maturity securities
AAA	$7,495	$9,137	15%	$8,266	$10,355	16%
AA	4,911	5,590	9	4,927	5,719	9
A	13,949	16,263	27	14,230	17,266	27
BBB	23,616	26,650	45	23,237	27,168	44
BB	2,421	2,629	4	2,437	2,676	4
B	210	203	—	299	293	—
CCC and lower	9	8	—	21	18	—

Total fixed maturity securities	$52,611	$60,480	100%	$53,417	$63,495	100%

Based upon fair value, public fixed maturity securities represented 70% and 71%, respectively, of total fixed maturity securities as of December 31, 2021 and 2020. Private fixed maturity securities represented 30% and 29%, respectively, of total fixed maturity securities as of December 31, 2021 and 2020.
We diversify our corporate securities by industry and issuer. As of December 31, 2021, our combined holdings in the 10 corporate issuers to which we had the greatest exposure was $2.4 billion, which was approximately 3% of our total cash, cash equivalents, restricted cash and invested assets. The exposure to the largest single corporate issuer held as of December 31, 2021 was $346 million, which was less than 1% of our total cash, cash equivalents, restricted cash and invested assets. See note 4 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on diversification by sector.

For further information related to our investments portfolio see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments and Derivative Instruments.”
Commercial mortgage loans, equity securities, limited partnerships and other invested assets
Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. Commercial mortgage loans are stated at principal amounts outstanding, net of unamortized premium or discount, deferred expenses and allowance for credit losses. We diversify our commercial mortgage loans by both property type and geographic region. See note 4 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on distribution across property type and geographic region for commercial mortgage loans, as well as information on our interest in equity securities and limited partnerships.
See note 5 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on our derivative instruments. Selected financial information regarding our other invested assets as of December 31, 2021 and 2020 is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments and Derivative Instruments.”
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
In addition, the Insurance Laws governing our operations generally require that a person obtain the approval of the applicable insurance regulator prior to acquiring control, and in some cases prior to divesting its control, of an insurer. These laws may discourage potential acquisition proposals and may delay, deter or prevent an investment in or a change of control involving us, or one or more of our regulated subsidiaries, including transactions that our management and some or all of our stockholders might consider desirable.

COVID-19
Pandemic
In March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed. The CARES Act included numerous measures to assist businesses and individuals impacted by
COVID-19.
In addition, the CARES Act along with programs announced by the Federal Housing Finance Agency (“FHFA”) and the GSEs all include provisions that allow deferred or reduced payments, commonly referred to as “forbearance,” for borrowers facing hardship due to
COVID-19.
Generally, the CARES Act required mortgage servicers to provide up to 180 days of forbearance for borrowers with a federally backed mortgage loan who asserted they had experienced a financial hardship related to
COVID-19.
The forbearance could be extended for an additional 180 days, up to a year in total, or shortened at the request of the borrower. Certain borrower accommodations as a result of
COVID-19
have been extended. For example, on February 25, 2021, the FHFA announced that borrowers with a mortgage backed by the GSEs who are in an active
COVID-19
forbearance plan as of February 28, 2021 may request up to two additional forbearance extensions for a maximum of 18 months of total forbearance relief. Likewise, on June 28, 2021, the CFPB issued a final rule to amend Regulation X of the Real Estate Settlement Procedures Act of 1974 (“RESPA”) to assist mortgage borrowers affected by
COVID-19.
The rule established temporary procedural changes that require a loss mitigation review prior to a servicer’s first notice or foreclosure filing on certain mortgages. On June 29, 2021, the FHFA announced that servicers were immediately prohibited from making a first notice or foreclosure filing for mortgages backed by the GSEs before they were formally prohibited by the amended Regulation X rule that took effect on August 31, 2021. These announcements generally prohibited servicers from starting foreclosures on mortgages purchased by the GSEs until after December 31, 2021.
U.S. Insurance Regulation
Our U.S. insurers are licensed and regulated in all jurisdictions in which they conduct insurance business. The extent of this regulation varies but Insurance Laws generally govern the financial condition of insurers, including standards of solvency, types and concentrations of permissible investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy and the business conduct of insurers, including marketing and sales practices and claims handling. In addition, Insurance Laws usually require the licensing of insurers and agents, and the approval of policy forms, related materials and the rates for certain lines of insurance. For example, in most states where our U.S. mortgage insurance subsidiaries are licensed, premium rates are required to be filed before the authorization is granted to charge premiums. In some states, these premium rates must be approved before their use. Likewise, changes in premium rates must be filed and receive approval. In general, states may require actuarial justification on the basis of the insurer’s loss experience, expenses and future projections. In addition, states may consider general default experience in assessing the premium rates charged by U.S. mortgage insurers.
The Insurance Laws applicable to us and our U.S. insurers are described below. Our U.S. mortgage insurers are also subject to additional Insurance Laws applicable specifically to mortgage insurers discussed below under “—Enact—Mortgage Insurance Regulation.”
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

NAIC model laws and regulations regarding insurance group governance, risk assessment and regulatory supervision became state accreditation standards in January 2020. The NAIC Corporate Governance Annual Disclosure Model Act and Corporate Governance Annual Disclosure Model Regulation (the “Corporate

Governance Model Act and Regulation”) require insurers to provide detailed information regarding their corporate governance practices to their lead state and/or domestic regulator. The Corporate Governance Model Act and Regulation was adopted by every state as of December 31, 2020. Amendments to the NAIC Holding Company System Model Act authorize U.S. state insurance regulators to lead or participate in the group-wide supervision of certain international insurance groups. These amendments became an NAIC accreditation requirement on January 1, 2020, and have been adopted by all states, including all of our primary domiciliary states.
The NAIC created a regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Regulation AXXX transactions. Among other things, the framework calls for more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 became effective in all states as of January 1, 2015, and in December 2016, the NAIC adopted a revised version of AG 48 (“Updated AG 48”), with revisions applicable to new policies issued and new reinsurance transactions entered into on or after January 1, 2017. AG 48 and Updated AG 48 do not affect reinsurance arrangements that were pre-existing
as of January 1, 2015, and the changes set forth in Updated AG 48 do not affect reinsurance arrangements that were pre-existing
as of January 1, 2017. The NAIC also adopted the Term and Universal Life Insurance Reserve Financing Model Regulation, which contains the same substantive requirements as Updated AG 48. As of January 5, 2022, this model regulation has only been adopted by eight states, including Virginia, where the rules became effective for GLAIC on January 1, 2018. In the coming months, additional states are expected to adopt the model regulation because it will become an NAIC accreditation standard effective September 1, 2022, with enforcement to begin January 1, 2023.
Long-term care insurance rate increase regulation
In general, we implement rate increases on our long-term care insurance policies in accordance with the laws of the state in which a policy was issued. In 2019, the NAIC established the Long-Term Care Insurance (EX) Task Force to address efforts to create a national standard for reviewing and approving long-term care insurance rate increase requests. This task force is charged with developing a consistent national approach for reviewing rate increase requests that results in actuarially appropriate increases being granted by the states in a timely manner and eliminates cross-state rate subsidization, among others. In December 2021, the Task Force adopted its framework for the multi-state rate review process and shifted its focus to monitoring the impact of this new process on state rate reviews. We are currently evaluating our participation in the multi-state review process for our upcoming filings. We also continue to work closely with state regulators on our in-force
long-term care insurance rate action plan (including increased premiums and associated benefit reductions) to achieve a shared goal of assuring Genworth’s U.S. life insurance businesses can honor their policyholder commitments in the future.
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
Aggregate assessments levied against our U.S. insurers were not significant to our consolidated financial statements for the years ended December 31, 2021, 2020 and 2019.
Policy and contract reserve sufficiency analysis
The Insurance Laws of our U.S. life insurers’ domiciliary jurisdictions require each such insurer to conduct annual analyses of the sufficiency of their life and health insurance and annuity reserves. Other jurisdictions where insurers are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion stating that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the insurer’s associated contractual obligations and related expenses. If such an opinion cannot be provided, the insurer must establish additional reserves by transferring funds from surplus. Our U.S. life insurers submit these opinions annually to their insurance regulatory authorities. Our U.S. life insurance subsidiaries annually conduct a statutory cash flow testing process to support their opinions. Different reserve requirements exist for our U.S. mortgage insurance subsidiaries. See “—Enact—Mortgage Insurance Regulation—State regulation—Reserves.”
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
Regulatory compliance is determined by a ratio of a company’s total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). The minimum level of TAC before corrective action commences (“Company Action Level”) is two times the ACL RBC or three times the ACL RBC with a negative trend. If an insurer’s ACL RBC falls below specified levels, it would be subject to different degrees of regulatory action depending upon the level, ranging from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. Our U.S. life insurance subsidiaries reported RBC ratio measures the ratio of TAC to our Company Action Level.
As of December 31, 2021, the RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 289% and 229% as of December 31, 2021 and 2020, respectively.
Group capital
The NAIC has developed a group capital calculation (“GCC”) tool using an RBC aggregation methodology for all entities within the insurance holding company system, including
non-U.S.
entities. The GCC provides regulators with an additional tool for conducting group-wide supervision and enhances transparency into how capital is allocated. In December 2020, the NAIC adopted amendments to the Holding Company System Model Act and Regulation. The amendments adopt a Group Capital Calculation Template and Instructions as well as an annual filing requirement for the GCC. The amendments must be adopted by state legislatures in order to become effective.
During 2021, certain insurance groups agreed to voluntarily submit data to lead states using the newly adopted template as part of a trial implementation phase. Based on the trial results and feedback from these insurance groups, the NAIC is considering changes to the GCC template and instructions.
In addition, the NAIC has adopted guidance for insurance regulators to use in reviewing GCC submissions, which is expected to become part of the NAIC Financial Analysis Handbook in the spring of 2022. It is unclear how the development of group capital measures by the NAIC will interact with existing capital requirements for U.S. insurance companies. It is possible our U.S. life insurance subsidiaries may be required to hold additional capital as a result of these developments.
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
In June 2021, the NAIC adopted new investment risk factors for fixed-income assets that will be applied to a life insurers’ RBC formula for calendar year end 2021. These new factors, which apply to 20 different ratings categories compared to the prior six categories, provide additional granularity to the risk charges applied across insurer investment portfolios. Generally, the new factors have a more gradual increase by rating compared to the previous factors, with lower factors for more highly rated fixed-income assets within each of the previous six categories and higher factors for lower rated fixed income assets within the same category. Our required capital will increase modestly for our U.S. life insurers as a result of the application of these new factors. The new factors may encourage us, along with other insurers, to invest a higher percentage of our investment portfolio in higher rated fixed-income assets to benefit from the lower risk factors.
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
Under the terms of both covered agreements, as of September 1, 2022, state credit for reinsurance laws that result in
non-U.S.
reinsurers subject to the covered agreements being treated less favorably than U.S. reinsurers may be pre-empted
by the applicable covered agreement. Accordingly, in 2019, the NAIC adopted revisions incorporating the provisions of the covered agreement into its Credit for Reinsurance Model Law and Model Regulation, which will become an NAIC accreditation standard as of September 1, 2022, with enforcement beginning on January 1, 2023. Until the covered agreements become effective and individual states adopt the 2019 revisions, each state’s existing framework governing reinsurance collateral requirements will continue to apply. We cannot currently predict the impact of these changes to the law or whether any other covered agreements will be entered by the U.S., and cannot currently estimate the impact of these changes to the law and any such adopted covered agreements on our business, financial condition or operating results.
Federal regulation of insurance products
Most of our U.S. life insurance subsidiaries’ variable annuity products, some of their fixed guaranteed products, and all of their variable life insurance products are registered under the Securities Act of 1933 and are subject to regulation by the SEC. See “—Other Laws and Regulations—Securities regulation.” The entities that offer these products that are broker/dealers, as defined by the SEC, are also regulated by FINRA and may be regulated by state securities authorities. Federal and state securities regulation similar to that discussed below under “—Other Laws and Regulations—Securities regulation” affects investment advice and sales and related activities with respect to these products. U.S. mortgage insurance products and insurers are also subject to federal regulation discussed below under “—Enact—Mortgage Insurance Regulation.” In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation, and pension and welfare benefits regulation, can also significantly affect the insurance industry.
Enact—Mortgage Insurance Regulation
State regulation
General
Mortgage insurers generally are limited by Insurance Laws to directly writing only mortgage guaranty insurance business to the exclusion of other types of insurance. Mortgage insurers are not subject to the NAIC’s RBC requirements but certain states and other regulators impose another form of capital requirement on mortgage insurers, requiring maintenance of a risk-to-capital
ratio not to exceed 25:1. GMICO, Enact Holdings’ primary U.S. mortgage insurance subsidiary, had a risk-to-capital
ratio of 12.3:1 as of December 31, 2021 and 2020.
The North Carolina Department of Insurance’s (“NCDOI”) current regulatory framework by which GMICO’s risk-to-capital
ratio is calculated differs from the capital requirements of the GSEs as discussed under “—Other U.S. Regulation and Agency Qualification Requirements.”
The NAIC established a Mortgage Guaranty Insurance Working Group (the “MGIWG”) to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. The MGIWG continues to work on revisions to the NAIC’s Mortgage Guaranty Insurance Model Act (the “MGI Model”), revisions to Statement of Statutory Accounting Principles No. 58—Mortgage Guaranty Insurance and the development of a mortgage guaranty supplemental filing. The MGIWG is working on the development of the mortgage guaranty insurance capital model, which is needed to determine the RBC and loan-level capital standards for the amended MGI Model. The proposed amendments of the MGI Model are expected to be finalized by the MGIWG in the spring of 2022. At this time, we cannot predict the outcome of this process, whether any state will adopt the amended MGI Model or any of its specific provisions, the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations and financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, results of operations and financial condition.
Dividend restrictions
Similar to U.S. life insurers, a mortgage insurers’ ability to pay dividends or other distributions are regulated by their domiciliary state. Our principal mortgage insurers must deliver notice to the commissioner of any dividend or distribution within 5 business days after declaration of the dividend or distribution, and at least 30 days before payment thereof. Any distribution, regardless of amount, requires that same 30-day notice to the commissioner, but also requires the commissioner’s affirmative approval before being paid. Under the insurance laws of the State of North Carolina (our mortgage insurance subsidiaries primary state of domicile) an “extraordinary” dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of: (i) 10% of the mortgage insurer’s statutory surplus as of the immediately prior year end; or (ii) the statutory net income during the prior calendar year.
In addition, insurance regulators may prohibit the payment of ordinary dividends and distributions or other payments by mortgage insurers (such as a payment under a tax sharing agreement for employment or other services) if they determine that such payment could be adverse to policyholders.
Reserves
Insurance Laws require our U.S. mortgage insurers to establish a special statutory contingency reserve in their statutory financial statements to provide for claims and other expenses in the event of significant economic declines. Annual additions to the statutory contingency reserve must be at least 50% of net earned premiums as defined by Insurance Laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) 10 years, although regulators have granted discretionary releases from time to time. However, approval by the NCDOI, the primary domiciliary regulator for our U.S. mortgage insurers, is required for contingency reserve releases when loss ratios exceed 35%. The establishment of the statutory contingency reserve is funded by premiums that would otherwise generate net earnings that would be reflected in policyholder surplus. This reserve reduces the policyholder surplus of our U.S. mortgage insurers, and therefore, their ability to pay dividends to our holding companies. The statutory contingency reserve for our U.S. mortgage insurers was approximately $3.0 billion and $2.5 billion as of December 31, 2021 and 2020, respectively.
Federal regulation
In addition to federal laws directly applicable to mortgage insurers, the laws and regulations applicable to mortgage originators and lenders, purchasers of mortgage loans such as the GSEs, and governmental insurers such as the FHA and VA indirectly affect mortgage insurers. Moreover, mortgage origination and servicing transactions are subject to compliance with various state and federal laws. Changes in federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance, or the way in which such laws and regulations are interpreted or applied, may have a material effect on private mortgage insurers. For example, in December 2020, the FHFA published the Enterprise Capital Framework final rule, which includes significantly higher regulatory capital requirements for the GSEs over current requirements. Higher GSE capital requirements could ultimately lead to increased costs to borrowers of GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could result in a smaller market for private mortgage insurance. Legislation or regulation that changes the role of the GSEs or ends conservatorships of the GSEs could have a material adverse effect on Enact Holdings and our business. Likewise, any legislation or regulation that increases the number of people eligible for FHA or VA mortgages could have a materially adverse effect on Enact Holdings’ ability to compete with the FHA or VA.
The Homeowners Protection Act of 1998 (“HOPA”) provides for the automatic termination, or cancellation upon a borrower’s request, of the borrower’s obligation to pay for private mortgage insurance upon satisfaction of certain conditions, although mortgage servicers may continue to keep the coverage in place at their expense. HOPA applies to owner-occupied residential mortgage loans regardless of lien priority and to borrower-paid mortgage insurance closed after July 29, 1999. HOPA requires lenders to automatically terminate a borrower’s obligation to pay for mortgage insurance coverage once the loan-to-value
ratio reaches 78% of the original value. A borrower generally may also request cancellation of mortgage insurance from the lender once the actual payments reduce the loan balance to 80% of the home’s original value. For borrower-initiated cancellation of mortgage insurance, the borrower must have a “good payment history” as defined by HOPA.
RESPA applies to most residential mortgages insured by private mortgage insurers. Mortgage insurance is considered to be a “settlement service” for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA precludes our U.S. mortgage insurance subsidiaries from providing services to mortgage lenders or other settlement service providers free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that others provide that are higher than their reasonable or fair market value. In addition, RESPA prohibits persons from giving or accepting any portion or percentage of a charge for a real estate settlement service, other than for services actually performed. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee
services as well. Mortgage insurers and their customers are subject to the possible sanctions of this law, which may be enforced by the CFPB, state insurance departments, state attorneys general and other enforcement authorities.
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
Other U.S. Regulation and Agency Qualification Requirements
The GSEs impose eligibility requirements that private mortgage insurers must satisfy in order to be approved to insure loans purchased by the GSEs. Effective December 31, 2015, each GSE adopted the original PMIERs, which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. On September 27, 2018, the GSEs issued revisions to the PMIERs, which became effective on March 31, 2019. The PMIERs aim to ensure that approved insurers possess the financial and operational capacity to serve as strong counterparties to the GSEs throughout various market conditions. The PMIERs are comprehensive, covering virtually all aspects of our U.S. mortgage insurance subsidiaries business and operations as private mortgage insurers of GSE loans, including internal risk management and quality controls, underwriting, claim processing and loss mitigation, among other aspects. In addition, the PMIERs require private mortgage insurers to obtain the prior consent of the GSEs before taking certain actions, which may include entering into various intercompany agreements and commuting or reinsuring risk, among others. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. The financial requirements of PMIERs mandate that a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk in-force and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). In addition, except under certain circumstances, the PMIERs prohibit private mortgage insurers from engaging in certain activities such as insuring loans originated or serviced by an affiliate.
On June 29, 2020, the GSEs issued guidance amending PMIERs in light of
COVID-19
(the “PMIERs Amendment”). On June 30, 2021, the GSEs issued a revised and restated version of the PMIERs Amendment. The June 30, 2021 version allows loans that enter a forbearance plan due to a
COVID-19
hardship on or after April 1, 2021 to remain eligible for extended application of the reduced PMIERs capital factor for as long as the loan remains in forbearance. The June 30, 2021 version also extended the capital preservation period through December 31, 2021, as further described below. The June 30, 2021 version of the PMIERs Amendment implemented the following permanent and temporary revisions to PMIERs. For loans that became non-performing
due to a
COVID-19
hardship, PMIERs was temporarily amended with respect to each non-performing
loan that (i) had an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 or (ii) is subject to a forbearance plan granted in response to a financial hardship related to
COVID-19,
the terms of which are materially consistent with terms of forbearance plans offered by the GSEs.

The risk-based required asset amount factor for the
non-performing
loan is the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing
loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier is applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing
loan due to having missed two monthly payments. Loans subject to a forbearance plan described in (ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period. The PMIERs Amendment also imposed temporary capital preservation provisions through December 31, 2021 that required an approved insurer to meet certain PMIERs minimum required assets buffers (150% in the third quarter of 2021 and 115% in the fourth quarter of 2021) or otherwise obtain prior written GSE approval before paying any dividends, pledging or transferring assets to an affiliate or entering into any new, or altering any existing, arrangements under tax sharing and intercompany expense-sharing agreements, even if such insurer had a surplus of available assets. In addition, the PMIERs Amendment imposed permanent revisions to the risk-based required asset amount factor for non-performing
loans for properties located in future Federal Emergency Management Agency (“FEMA”) Declared Major Disaster Areas eligible for individual assistance.
In September 2020, the GSEs imposed certain restrictions (the “GSE Restrictions”) with respect to capital on Enact Holdings. In May 2021, in connection with their conditional approval of the then potential partial sale of Enact Holdings, the GSEs confirmed the GSE Restrictions will remain in effect until the following collective conditions (“GSE Conditions”) are met: (a) GMICO obtains “BBB+”/“Baa1” (or higher) rating from S&P, Moody’s or Fitch for two consecutive quarters and (b) Genworth achieves certain financial metrics. Prior to the satisfaction of the GSE Conditions, the GSE Restrictions require:

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
Until the GSE Conditions imposed in connection with the GSE Restrictions are met, Enact Holdings’ liquidity must not fall below 13.5% of its outstanding debt. As of December 31, 2021, after taking into account debt service to date, Enact Holdings must maintain holding company cash of approximately $252 million.
The GSEs informed us that a potential partial sale resulting in Genworth Financial owning 70% or less of Enact Holdings by year end 2021 would delay each step up of the PMIERs minimum required asset requirements listed in the first bullet above by one calendar year. In addition, Fannie Mae agreed to reconsider the GSE Restrictions if Genworth Financial were to own 50% or less of Enact Holdings at any point prior to their expiration. Our current plans do not include any additional minority sales resulting in Genworth Financial owning less than 80% of Enact Holdings.
In their respective letters approving credit for reinsurance and other credit risk transfer transactions against PMIERs financial requirements, the GSEs require U.S. mortgage insurers not to exceed a maximum statutory risk-to-capital
ratio of 18:1 or they reserve the right to
re-evaluate
the amount of PMIERs credit indicated in their approval letters. Freddie Mac has also imposed additional requirements on our option to commute these reinsurance agreements. Both GSEs reserved the right to periodically review the reinsurance and credit risk transfer transactions for treatment under PMIERs.
As of December 31, 2021, Enact Holdings had estimated available assets of $5,077 million against $3,074 million net required assets under PMIERs compared to available assets of $4,588 million against

$3,359 million net required assets as of December 31, 2020. The sufficiency ratio as of December 31, 2021 was 165% or $2,003 million above the published PMIERs requirements, compared to 137% or $1,229 million above the published PMIERs requirements as of December 31, 2020. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions. The increase in the PMIERs sufficiency was driven by a higher volume of credit risk transfer transactions, elevated lapse driven by prevailing low interest rates, business cash flows and lower delinquencies, partially offset by elevated new insurance written. As of December 31, 2021 and 2020, Enact Holdings’ PMIERs required assets benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing
loans. The application of the 0.30 multiplier to all eligible delinquencies provided $390 million and $1,046 million of benefit to Enact Holdings’ December 31, 2021 and 2020 PMIERs required assets, respectively. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier.
Although we expect Enact Holdings will continue to retain its eligibility status with the GSEs, there can be no assurance these conditions will continue, see “Item 1A—Risk Factors—If Enact Holdings is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact Holdings to hold amounts of capital that are higher than planned or otherwise, Enact Holdings may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
Non-U.S.
Insurance Regulation
We operate in countries outside the United States, principally including Mexico and India. Generally, our subsidiaries conducting business in these countries must obtain licenses from local regulatory authorities and satisfy local regulatory requirements, including those relating to rates, forms, capital, reserves and financial reporting.
Other Laws and Regulations
Changes in tax laws
There was no U.S. federal income
tax-related
legislation or administrative guidance issued in 2021 or 2020 that had a significant impact on our results of operations or financial condition. We will continue to monitor proposed tax legislation, particularly the proposed Build Back Better Act (“BBBA”) currently being considered by the U.S. Congress. As currently drafted, we do not expect the BBBA to have a significant impact on our results of operations or financial condition.
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
(“OTC”) derivatives markets. The clearing requirements under the Dodd-Frank Act require us to post with a futures commission merchant highly liquid securities or cash as initial margin and cash to meet variation margin requirements for most interest rate derivatives we trade. As the marketplace continues to evolve, we may have to alter or limit the way we use derivatives in the future, which could have an adverse effect on our results of operations and financial condition. We are subject to similar trade reporting, documentation, central trading and clearing and OTC margining requirements when we transact with foreign derivatives counterparties. In addition, regulations adopted by federal banking regulators that became effective in 2019 require certain bank-regulated counterparties and certain of their affiliates to include in certain financial contracts, including many derivatives contracts, terms that delay or restrict the rights of counterparties, such as, the termination of such contracts, the foreclosure upon collateral, the exercise of other default rights or restrictions of transfers of affiliate credit enhancements (such as guarantees) in the event that the bank-regulated counterparty and/or its affiliates are subject to certain types of resolution or insolvency proceedings. It is possible that these requirements, as well as potential additional government regulation and other developments in the market, could adversely affect our ability to terminate existing derivatives agreements or to realize amounts to be received under such agreements. The Dodd-Frank Act and related federal regulations and foreign derivatives requirements expose us to operational, compliance, execution and other risks, including central counterparty insolvency risk.
In the case of Enact Holdings, the Dodd-Frank Act prohibits a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. In addition, the Dodd-Frank Act created the CFPB, which regulates certain aspects of the offering and provision of consumer financial products or services but not the business of insurance. Certain rules and regulations established by the CFPB require mortgage lenders to demonstrate that they have effectively considered the consumer’s ability to repay a mortgage loan, establish when a mortgage may be classified as a Qualified Mortgage (“QM”) and determine when a lender is eligible for a safe harbor as a presumption that the lender has complied with the ability-to-repay
requirements. The regulations also include a temporary category (the “QM Patch”) for mortgages that comply with certain prohibitions and limitations and meet the GSE underwriting and product guidelines. Mortgages that meet these requirements are deemed to be QMs until the earlier of the time in which the GSEs exit the FHFA conservatorship or the mandatory compliance date of the final amendments to the CFPB’s rule defining what constitutes a QM (“QM Rule”). The QM Patch permits loans that exceed a debt-to-income
ratio of 43% to be eligible for QM status. Many of the loans that qualify under the QM Patch require credit enhancement, of which private mortgage insurance is the predominate form of coverage. On April 27, 2021, the CFPB promulgated a final rule delaying the mandatory compliance date of the amended QM Rule until October 1, 2022. As provided under the final rule, the 43%
debt-to-income
ratio, the new price-based average prime offer rate (“APOR”) definition and the QM Patch will all remain available to lenders for loan applications received prior to October 1, 2022. However, on April 8, 2021, the GSEs issued notices stating that due to the requirements of the Preferred Stock Purchase Agreements (“PSPAs”), they would only acquire loans that meet the new price-based APOR definition set forth under the amended QM Rule for applications received on or after July 1, 2021. We believe that loans which previously qualified under the 43%
debt-to-income-based
QM Rule definition and the QM Patch will continue to qualify under the new price-based APOR definition and therefore we expect little impact from this change. The new rules have not significantly impacted Enact Holdings or its mortgage insurance subsidiaries.
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
In October 2021, the SEC renewed its request for comment on the clawback provisions of the Dodd-Frank Act. The Dodd-Frank Act previously directed the SEC to regulate and require public companies to implement a compensation recovery policy, or clawback policy. The clawback policy mandates recovery of incentive-based compensation from current and former executive officers who received such compensation during any three fiscal years preceding the date an accounting restatement to correct a material error is reported. The comment period closed in November 2021 and a final rule could be announced in 2022.
In December 2018, the SEC adopted a final rule related to certain provisions of the Dodd-Frank Act. The rule requires companies to describe practices and policies pertaining to transactions that hedge, or are designed to hedge, the market value of equity securities granted as compensation to any employee, including officers or directors. This rule and related disclosures are required in a proxy statement or information statement related to an election of directors and such disclosures should include the categories of persons covered. Likewise, if a company does not have any such practices or policies, disclosure of that fact must be included in such filings. This final rule was generally effective in proxy statements or information statements during fiscal years beginning on or after July 1, 2019.
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
Securities regulation
Certain of our U.S. subsidiaries and certain policies, contracts and services offered by them, are subject to regulation under federal and state securities laws and regulations of the SEC, state securities regulators and FINRA. Most of our U.S. life insurance subsidiaries’ separate accounts are registered under the Investment Company Act of 1940. Most of our U.S. life insurance subsidiaries’ variable annuity contracts and all of their variable life insurance policies are registered under the Securities Act of 1933. One of our U.S. subsidiaries is registered and regulated as a broker/dealer under the Securities Exchange Act of 1934 and is a member of, and subject to regulation by FINRA, as well as by various state and local regulators. The registered representatives of our broker/dealer are also regulated by the SEC and FINRA and are subject to applicable state and local laws.
These laws and regulations are primarily intended to protect investors in the securities markets and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include suspension of individual employees, limitations on the activities in which the broker/dealer may engage, suspension or revocation of the investment adviser or broker/dealer registration, censure or fines. Our U.S. life insurance subsidiaries may also be subject to similar laws and regulations in the states and other countries in which they offer the products described above or conduct other securities-related activities.
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
Climate change and financial risks
The topic of climate risk has come under increased scrutiny by insurance regulators. In September 2020, the NYDFS issued a circular letter to New York domestic and foreign authorized insurers, which applies to certain of our subsidiaries, stating that the NYDFS expects insurers to integrate financial risks related to climate change into their governance frameworks, risk management processes and business strategies.
In addition, the NYDFS issued final guidance on November 15, 2021, regarding its expectations for New York domestic insurers, applicable to GLICNY, related to the management of financial risks from climate change. Insurers are expected to manage these risks by outlining actions that are proportionate to the nature, scale and complexity of their businesses. For instance, the guidance states that an insurer should: (i) incorporate climate risk into its financial risk management, including its ORSA; (ii) manage climate risk through its enterprise risk management functions and ensure that its organizational structure clearly defines roles and responsibilities related to managing such risk; (iii) use scenario analysis when developing business strategies and identifying risks; and (iv) incorporate the management of climate risk into its corporate governance structure at the group or insurer entity level. Insurers must have specific plans to implement the NYDFS’s expectations related to board governance and organizational structure by August 15, 2022.
The NYDFS also adopted an amendment to the regulation that governs enterprise risk management, effective as of August 13, 2021, that requires an insurance group to include certain additional risks, such as climate change risk, in its enterprise risk management function.
On May 20, 2021, the FIO was instructed by a Presidential Executive Order on Climate-Related Financial Risk, to seek public comment on a series of questions that will help inform the FIO’s assessment of climate-related financial risks for the insurance sector. The FIO’s request for information also notes that it plans to take a leadership role in analyzing how the insurance sector can help mitigate climate-related risks and will seek engagement from the insurer community on how best to achieve national climate-related goals, including mitigation, adaptation and transition to a lower carbon economy.

Diversity and corporate governance
Insurance regulators are also focused on the topic of race, diversity and inclusion. On March 16, 2021, the NYDFS issued a circular letter stating that it expects the insurers it regulates to make diversity of their leadership a business priority and a key element of their corporate governance.
ERISA considerations
We provide certain products and services to employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”) or the Internal Revenue Code. As such, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and fiduciaries may not cause or permit a covered plan to engage in certain prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the U.S. Department of Labor, the Internal Revenue Service and the Pension Benefit Guaranty Corporation.
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
Cybersecurity
Cybersecurity has gained heightened attention in recent years, particularly given the rise in security breaches in 2021 and 2020. In response to ever-increasing cybersecurity risks, a Presidential executive order was announced in May 2021 that requires, among other things, the private sector to adapt to the continuously changing threat environment, ensure its products (and services) are built and operate securely and partner with the federal government to foster a more secure cyberspace. Likewise, the Infrastructure Investment and Jobs Act (“Infrastructure Act”) was passed into law in November 2021 and includes nearly $2 billion of cybersecurity related provisions. The Infrastructure Act is targeted at improving traditional infrastructure but given its heavy investment in cybersecurity, it is becoming commonplace to view cybersecurity as a critical part of the United States infrastructure.
In February 2019, the Cybersecurity Disclosure Act of 2019 was introduced in the U.S. Senate. Although the bill has not further progressed, if ultimately passed into law, it would direct the SEC to issue final rules requiring a registered public company to disclose in its annual report or annual proxy statement whether any member of its board of directors has expertise or experience in cybersecurity. If no member has expertise or experience in cybersecurity, registered public companies must disclose what cybersecurity expertise was assessed by the persons responsible for identifying and evaluating nominees for the board of directors.

The SEC continues to emphasize the importance of maintaining a system of internal controls to mitigate the escalating risks associated with cybersecurity threats. Furthermore, the SEC stressed that companies need to devise and maintain internal controls that reasonably safeguard company and investor assets from cybersecurity frauds, which include: (i) ensuring transactions are executed in accordance with management’s general and specific authorization; and (ii) access to assets is permitted only in accordance with management’s general or specific authorization. Finally, in light of the ever-growing threats from cybersecurity fraud, internal controls may need to be reassessed or strengthened, and employee training should be enhanced to educate all employees of these threats.
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
The area of cybersecurity has also come under increased scrutiny by regulators, including insurance regulators. For example, effective March 1, 2017, the NYDFS issued a cybersecurity regulation specific to financial services institutions, including banking and insurance entities, under its jurisdiction. The regulation was intended to require cybersecurity programs to address emerging cybersecurity threats and keep pace with technological advances and was designed to promote the protection of customer information as well as the information technology systems of companies. Among other things, this regulation requires applicable entities to establish and maintain a cybersecurity program designed to protect consumers’ private data, which program must include robust controls regarding access privileges, application security, policies and procedures for the disposal of nonpublic information, regular cybersecurity awareness training, encryption of nonpublic information, third-party due diligence and an incident response plan. The incident response plan should be designed to respond to and recover from any cybersecurity event materially affecting the confidentiality, integrity or availability of the company’s information system in a timely manner. Notice to the NYDFS of a cybersecurity event needs to occur as quickly as possible but no later than 72 hours from the determination of the cybersecurity event. Companies must also implement and maintain written policies approved by a senior officer of the company to protect its information systems and nonpublic information, appoint a chief information security officer and perform periodic risk assessments.
In addition, the NAIC adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”) on October 24, 2017, which is similar to New York’s cybersecurity regulation and establishes standards for data security and for the investigation of and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The Cybersecurity Model Law imposes significant regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. Approximately 20 states have adopted a version of the model, or a form thereof, including Delaware and Virginia. Finally, in 2021, the Federal Trade Commission (“FTC”) amended the “Standards for Safeguarding Customer Information Rules” (known as the “Safeguards Rule”) to impose additional requirements on covered financial institutions to implement and maintain certain data security practices in their information security programs. We cannot predict whether or how these changes may be incorporated into other regulations or the extent to which they will affect our compliance efforts.
Privacy of Consumer Information
In the United States, federal and state laws and regulations require financial institutions, including insurance companies, to protect the security and confidentiality of consumer financial information and to notify consumers about policies and practices relating to the collection and disclosure of consumer information and policies relating to protecting the security and confidentiality of that information. Similarly, federal and state laws and regulations govern the disclosure and security of consumer health information. In particular, regulations promulgated by the U.S. Department of Health and Human Services and various states regulate the disclosure and use of protected health information by health insurers and other covered entities, the physical and procedural safeguards employed to protect the security of that information, and the electronic transmission of such information. From time to time, Congress and state legislatures consider additional legislation relating to privacy and other aspects of consumer information. We cannot predict whether such legislation will be enacted, or what impact, if any, such legislation may have on our business, financial condition or results of operations.
The California Consumer Privacy Act of 2018 (the “CCPA”) was signed into law on June 28, 2018, and amended on September 12, 2018 and October 11, 2019. The CCPA grants all California residents the right to know what information a business has collected from them and the sourcing and sharing of that information, as well as a right to have a business delete their personal information (with some exceptions regarding those rights as well as exemptions regarding the type of personal information involved). Its definition of “personal information” is more expansive than those found in other privacy laws applicable to us in the United States. Failure to comply with the CCPA risks regulatory fines, and the law grants a private right of action for any unauthorized disclosure of personal information not subject to an exemption as a result of failure to maintain reasonable security procedures. The CCPA became effective on January 1, 2020, but California’s Attorney General was unable to bring an enforcement action under the CCPA until July 1, 2020. The CCPA was amended by popular referendum due to a new ballot initiative, the California Privacy Rights Act (“CPRA”), which was included on the November 2020 ballot in California and approved by California voters. The majority of CPRA provisions will go into effect on January 1, 2023. In the interim, the CPRA will require additional investment in compliance programs and potential modifications to business processes. In particular, the CPRA will create a California data protection agency to enforce the statute and will impose new requirements relating to additional consumer rights, data minimization and other obligations. The CPRA also extends certain exemptions under the CCPA through December 31, 2022. Specifically, the CCPA exempts from its requirements certain information collected in employment or business-to-business
contexts.
Many other states have proposed or adopted data privacy laws. For example, Virginia and Colorado enacted laws in 2021 that impose restrictions on processing certain sensitive personal data and establish consumer rights with respect to data processing. These laws impose similar data privacy and security requirements as other existing laws, including the CCPA. These laws go into effect in January 2023 and July 2023, respectively. Adapting our data privacy practices to forthcoming laws and regulations may increase our compliance costs and increase the risk of noncompliance.
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

As
COVID-19
continued into 2021, we maintained a number of policies to protect our employees. Our offices remained closed and we maintained a complete work-from-home policy. To further support our employees, we continue to provide additional financial, health and wellness resources, as well as a flexible work schedule to allow employees additional time for selfcare and the care of family members. We have piloted voluntary return to in-person
work programs, with careful consideration of federal and state health policy guidance, among other considerations, in anticipation of fully reopening our offices in 2022.
As of December 31, 2021, we employed approximately 2,500 full-time and part-time employees. None of our employees are subject to a collective bargaining agreement.
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
Our website also includes the charters of our Audit Committee, Nominating and Corporate Governance Committee, Risk Committee, and Management Development and Compensation Committee, any key practices of these committees, our Governance Principles, and the Company’s code of ethics. Copies of these materials also are available, without charge, from Genworth Investor Relations, at the above address. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to our code of ethics and any waiver applicable to any of our directors, executive officers or senior financial officers.
On May 26, 2021, our President and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.
Transfer Agent and Registrar
Our Transfer Agent and Registrar is Computershare, P.O. Box 505000, Louisville, KY 40233-5000. Telephone:
866-229-8413;
201-680-6578
(outside the United States and Canada may call collect); and
800-231-5469
(for hearing impaired).

Item 1A.	Risk Factors
You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary note regarding forward-looking statements” and the risks of our businesses described elsewhere in this Annual Report on Form
10-K
for the year ended December 31, 2021.

Risk Factor Summary
The following summarizes material risks to the Company and is qualified by the full description contained below herewith. The occurrence of any of the following risks or of unknown risks and uncertainties may adversely affect our business, operating results and financial condition.
Strategic Risks

•	We may be unable to successfully execute our strategic plans to strengthen our financial position and create long-term shareholder value.

•	COVID-19 could materially adversely affect our financial condition and results of operations.
Risks Relating to Estimates, Assumptions and Valuations

•
If our reserves for future policy claims are inadequate, we may be required to increase our reserves, which could have a material adverse effect on our business, results of operations and financial condition.

•	If the models used in our businesses are inaccurate, it could have a material adverse impact on our business, results of operations and financial condition.

•
We may be required to increase our reserves as a result of deviations from our estimates and actuarial assumptions or other reasons, which could have a material adverse effect on our business, results of operations and financial condition.

•	We may be required to accelerate the amortization of deferred acquisition costs and the present value of future profits, which would increase our expenses and reduce profitability.

•
When we have projected profits in earlier years followed by projected losses in later years (as is currently the case with our long-term care insurance business), we are required to increase our reserve liabilities over time to offset the projected future losses, which could adversely affect our business, results of operations and financial condition.

•
Our valuation of fixed maturity and equity securities uses methodologies, estimations and assumptions that are subject to change and differing interpretations which could result in changes to investment valuations that may materially adversely affect our business, results of operations and financial condition.

•	The extent of the benefits Enact Holdings realizes from its future loss mitigation actions or programs may be limited.
Liquidity, Financial Strength and Credit Ratings, and Counterparty and Credit Risks

•
Genworth Financial and Genworth Holdings depend on the ability of their respective subsidiaries to pay dividends and make other payments and distributions to each of them and to meet their obligations.

•	Our sources of capital have become more limited, and under certain conditions we may need to seek additional capital on unfavorable terms.

•
Adverse rating agency actions have resulted in a loss of business and adversely affected our results of operations, financial condition and business and future adverse rating actions could have a further and more significant adverse impact on us.

•
Defaults by counterparties to our reinsurance arrangements or to derivative instruments we use to hedge our business risks, or defaults by us on agreements we have with these counterparties, may expose us to risks we sought to mitigate, which could have a material adverse effect on our business, results of operations and financial condition.

•	Defaults or other events impacting the value of our fixed maturity securities portfolio may reduce our income.
Risks Relating to Economic and Market Conditions

•	Interest rates and changes in rates could materially adversely affect our business and profitability.

•	A deterioration in economic conditions or a decline in home prices may adversely affect Enact Holdings’ loss experience.
Regulatory and Legal Risks

•	Our insurance businesses are extensively regulated and changes in regulation may reduce our profitability and limit our growth.

•	Litigation and regulatory investigations or other actions are common in the insurance business and may result in financial losses and harm our reputation.

•	An adverse change in our regulatory requirements, including risk-based capital, could have a material adverse impact on our business, results of operations and financial condition.

•
Changes to the role of the GSEs or to the charters or business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, financial condition and results of operations.

•
If Enact Holdings is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact Holdings to hold amounts of capital that are higher than planned or otherwise, Enact Holdings may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.

•
Enact Holdings’ U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements, which if not met or waived, would result in restrictions or prohibitions on them doing business and could have a material adverse impact on our business, financial condition and results of operations.

•
Changes in regulations that adversely affect the mortgage insurance markets in which Enact Holdings operates could affect its operations significantly and could reduce the demand for mortgage insurance.

•
Our U.S. life insurance subsidiaries may not be able to continue to mitigate the impact of Regulations XXX or AXXX and, therefore, they may incur higher operating costs that could have a material adverse effect on our business, financial condition and results of operations.

•
Changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators could materially adversely affect our business, financial condition and results of operations.

Operational Risks

•	If we are unable to retain, attract and motivate qualified employees or senior management, our results of operations, financial condition and business operations may be adversely impacted.

•	Enact Holdings’ reliance on key customers or distribution relationships could cause a loss of significant sales if one or more of those relationships terminate or are reduced.

•	Enact Holdings competes with government-owned and government-sponsored enterprises, and this may put them at a competitive disadvantage on pricing and other terms and conditions.

•	Our business could be adversely impacted from deficiencies in our disclosure controls and procedures or internal control over financial reporting.

•
Our computer systems may fail or be compromised, and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, which could damage our reputation, impair our ability to conduct business effectively, result in enforcement action or litigation, and materially adversely affect our business, financial condition and results of operations.

Insurance and Product-Related Risks

•
Enact Holdings may be unable to maintain or increase capital in its mortgage insurance subsidiaries in a timely manner, on anticipated terms or at all, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required.

•
Our financial condition, results of operations, long-term care insurance products and/or our reputation in the market may be adversely affected if our U.S. life insurance subsidiaries are unable to implement premium rate increases and associated benefit reductions on in-force
long-term care insurance policies by enough or quickly enough.

•	Reinsurance may not be available, affordable or adequate to protect us against losses.

•	A decrease in the volume of high loan-to-value home mortgage originations or an increase in the volume of mortgage insurance cancellations could result in a decline in Enact Holdings’ revenue.

•
The amount of mortgage insurance written by Enact Holdings could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected.

•
Enact Holdings is exposed to potential liabilities in connection with its U.S. contract underwriting services which could have a material adverse effect on our business, financial condition and results of operations.

•	Enact Holdings’ delegated underwriting program may subject its mortgage insurance subsidiaries to unanticipated claims.

•
Medical advances, such as genetic research and diagnostic imaging, and related legislation could materially adversely affect the financial performance of our life insurance, long-term care insurance and annuity businesses.

Other General Risk

•	The occurrence of natural or man-made disasters or a public health emergency, including pandemics, could materially adversely affect our business, financial condition and results of operations.

Strategic Risks
We may be unable to successfully execute our strategic plans to strengthen our financial position and create long-term shareholder value.
We continue to pursue our overall strategy with a focus on improving business performance, reducing financial leverage and increasing financial and strategic flexibility across the organization. For information about our strategic priorities, see “Item 1—Business—Strategic Priorities.”
We cannot be sure we will be able to successfully execute on any of our strategic priorities to effectively strengthen our financial position and create long-term shareholder value, including with respect to reducing debt of Genworth Holdings; maximizing the value of Enact Holdings; achieving economic breakeven on and stabilizing the legacy long-term care insurance in-force
block; advancing Genworth’s long-term care growth initiatives, including launching either unilaterally or with a strategic partner new product and service offerings designed to assist individuals with navigating and financing long-term care; and returning capital to Genworth Financial shareholders.
There are numerous risks and constraints in our ability to achieve our strategic priorities, including but not limited to the following:

•
risks on Enact Holdings’ ability to pay dividends as a result of the GSEs amendments to PMIERs in response to
COVID-19
as well as additional PMIERs requirements or other restrictions that the GSEs may place on the ability of Enact Holdings to pay dividends. For additional information, see “Genworth Financial and Genworth Holdings depend on the ability of their respective subsidiaries to pay dividends and make other payments and distributions to each of them and to meet their obligations;”

•
an inability to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, debt issuances, securities offerings or otherwise, in each case as and when required;

•	our strategic priorities change or become more costly or difficult to successfully achieve than currently anticipated or the benefits achieved being less than anticipated;

•	an inability to identify and contract with a strategic partner regarding a new long-term care insurance business;

•	an inability to establish a new long-term care insurance business or product offerings due to commercial and/or regulatory challenges;

•	an inability to reduce costs proportionate with Genworth’s reduced business activity, including as forecasted and in a timely manner; and

•
adverse tax or accounting charges, including new accounting guidance (that is effective for us on January 1, 2023) related to long-duration insurance contracts. See “—Changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators could materially adversely affect our business, financial condition and results of operations.”

If our strategic priorities become compromised due to any of the aforementioned risks (or other unnamed risks) preventing their execution, we may decide to take additional measures to increase our financial flexibility, including issuing equity at Genworth Financial which would be dilutive to our shareholders, or additional debt at Genworth Financial, Genworth Holdings or Enact Holdings (including debt convertible into equity), which could increase our leverage. The availability of any additional debt or equity funding will depend on a variety of factors, including market conditions, regulatory considerations, the general availability of credit and particularly important to the financial services industry, our credit ratings and credit capacity and the performance of and outlook for our company and our businesses, particularly Enact Holdings. Market conditions may make it difficult to obtain funding or complete asset sales to generate additional liquidity, especially on short notice and when the demand for additional funding in the market is high. Our access to funding may be further impaired by our credit or financial strength ratings, business prospects and our financial condition. See “—Our sources of capital have become more limited, and under certain conditions we may need to seek additional capital on unfavorable terms.”
If additional measures are taken in lieu of our strategic priorities, it could expose us to expected or unexpected adverse consequences, including adverse rating actions and adverse tax and accounting charges (such as significant losses on sale of businesses or assets or deferred acquisition costs (“DAC”) or deferred tax asset write-offs).

COVID-19
could materially adversely affect our financial condition and results of operations.
COVID-19
has brought unprecedented changes to the global economy. Large scale disruption in the U.S. economy has persisted for an extended period of time and has led to an uneven and unpredictable recovery, an imbalance in supply and demand, supply-chain shortages and a backlog of goods, a tightening labor market and a nearly
40-year
high in inflation. Unemployment claims generally have returned to pre-COVID-19
levels, but the labor participation rate continues to be suppressed. Variability in consumer confidence due in part to the emergence of variants and the knock-on
effects of inflation continue to create a backdrop of uncertainty in the overall macroeconomic environment. These negative macroeconomic conditions could result in lower consumer discretionary spending, which may adversely impact the sales of our products or the mortgage origination market thereby reducing demand for private mortgage insurance. The continued level of uncertainty created by
COVID-19,
including an inability to determine the length and timing of recovery, makes it difficult to accurately forecast the ultimate impact the pandemic will have on our business. For example, Enact Holdings has experienced high levels of borrowers entering a forbearance plan permitted under the CARES Act and by the FHFA. Although borrower forbearance has trended lower each quarter from the height of the pandemic, we are still unsure whether new variants will reverse this trend and/or if borrowers in a forbearance plan will ultimately cure or result in a claim payment. Cures associated with delinquent loans due to
COVID-19
are emerging more slowly than past natural disasters due in part to the extended forbearance programs. It is possible elevated delinquencies resulting from
COVID-19
do not cure similar to other FEMA-declared emergencies, or as expected, which would result in higher claims and losses. If borrowers in a forbearance plan ultimately result in a claim payment, it would adversely affect Enact Holdings, including its ability to maintain compliance with PMIERs, and consequently our financial position and results of operations. Moreover, any delays in foreclosures, including foreclosure moratoriums imposed due to
COVID-19,
could cause Enact Holdings’ losses to increase as expenses accrue for longer periods and/or home values could decline during such delays.
COVID-19
resulted in a low interest rate environment during the duration of the pandemic and influenced homeowner behavior, including prioritizing homeownership and underscoring the multi-use
benefits of owning a home. These dynamics, among other factors, influenced refinance originations and allowed a significant number of homeowners to refinance their mortgages. High mortgage refinancing due to low interest rates, among other factors, has resulted in lower persistency in Enact Holdings. Low persistency generally results in reduced insurance in-force
and earned premiums, which could have a significant adverse impact on our results of operations. See “—Interest rates and changes in rates could materially adversely affect our business and profitability.” Low labor participation, unemployment/underemployment and/or forbearance resolution that results in elevated delinquencies could have an adverse effect on the private mortgage insurance industry and home prices in general, any of which may result in a material adverse impact to Enact Holdings and our financial condition, results of operations and liquidity. High losses in Enact Holdings could lead to lower credit ratings and impaired capital, which could hinder Enact Holdings from offering its products, preclude it from returning capital to our holding company for prolonged periods of time, and thereby harm our liquidity. In addition, see “—We may be required to increase our reserves as a result of deviations from our estimates and actuarial assumptions or other reasons, which could have a material adverse effect on our business, results of operations and financial condition—Enact—Mortgage Insurance.”
With respect to our U.S. life insurance business, we have experienced lower claim incidence and higher claim terminations in our long-term care insurance business during most of the pandemic. This experience is expected to be temporary in nature, but given the length of the pandemic, we are currently unsure when this experience will abate. It is possible that future morbidity and mortality experience could get worse due in part to delayed treatment or diagnoses, as many individuals did not seek timely treatment during the pandemic which could result in adverse healthcare outcomes that result in a claim.
COVID-19
could hinder our ability to successfully implement
in-force
rate actions (including increased premiums and associated benefit reductions), which could result in an adverse impact to our long-term care insurance business and our financial results. In addition,
COVID-19
could change policyholder behavior. For example, policyholders may be reluctant to receive care in a nursing home and opt for in-home
care. The location of care and/or the level of benefit use, among other factors, directly influence the severity of claims. Any change in policyholder behavior not considered when originally pricing the product may have a material adverse impact on our future claims, including loss recognition testing, financial position and results of operations.
COVID-19
could also disrupt medical services, including our ability to thoroughly examine benefit eligibility due to the suspension of in-person
assessments during the duration of the pandemic.
Our 2020 financial results were negatively impacted by
COVID-19,
most notably due to higher incurred losses in Enact Holdings. Despite the improvement in our 2021 financial results compared to our 2020 results, we are still unsure of the ultimate impact the pandemic (including new variants) will have on our business, including our financial results, and business prospects and operations.
COVID-19
could extend our risk exposure for a prolonged period of time and/or reintroduce prior risk exposures experience at the start of the pandemic, including interest rate and equity market volatility, high levels of unemployment, low labor participation, high levels of mortgage loan delinquencies, including in connection with programs and policies implemented by the GSEs to assist borrowers experiencing a
COVID-19
hardship, liquidity pressures, credit risk on our investment portfolio, and operational, information technology and personnel risks. We could experience significant declines in investment valuations, including as a result of credit losses and rising interest rates, and potential material asset impairments. Unexpected changes in persistency rates could emerge as policyholders and contractholders who are/were affected by the pandemic or from the ensuing adverse impacts resulting from the pandemic, including high inflation, may not be able to meet their contractual obligations, such as premium payments on insurance policies, deposits on investment products and mortgage payments on loans insured by Enact Holdings. The level of ongoing disruption and economic volatility, along with the possibility of a future global recession and the far-reaching
effects of
COVID-19
could cause harm to our businesses if it continues to persist. As a result of the foregoing, any of the risks identified above or other unnamed risks related to
COVID-19
may have a material adverse impact on us, including a material adverse effect on our financial condition and results of operations.
Risks Relating to Estimates, Assumptions and Valuations
If our reserves for future policy claims are inadequate, we may be required to increase our reserves, which could have a material adverse effect on our business, results of operations and financial condition.
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
We employ models to, among other uses, price products, calculate reserves (including in connection with loss recognition testing), value assets, make investment decisions and generate projections used to estimate future pre-tax
income, as well as to evaluate risk, determine internal capital requirements and perform stress testing. These models rely on estimates and projections that are inherently uncertain, may use data and/or assumptions (that could remain locked in over an extended period of time) that do not adequately reflect recent experience and relevant industry data, and may not operate as intended. In addition, from time to time we seek to improve certain actuarial and financial models, and the conversion process may result in material changes to assumptions and financial results. The models we employ are complex, which increases our risk of error in their design, implementation or use. Also, the associated input data, assumptions and calculations and the controls we have in place to mitigate these risks may not be effective in all cases. The risks related to our models often increase when we change assumptions and/or methodologies, add or change modeling platforms or implement model changes under time constraints. These risks are exacerbated when the process for assumption changes strains our overall governance and timing around our financial reporting.
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
Specific to Enact Holdings, models may prove to be less predictive than expected for a variety of reasons, including economic conditions that develop differently than forecasted, unexpected economic and unemployment conditions that arise from pandemics (such as
COVID-19)
or other natural disasters, changes in PMIERs, and the use of short-term financial metrics that do not reveal long-term trends. For example,
COVID-19
resulted in FEMA-declared emergencies in all 50 states and the District of Columbia. The unprecedented event lacks comparable data for the use in modeling. Unlike other natural disasters where the event occurs at a point in time and the rebuild starts soon after,
COVID-19
is an ongoing health crisis making it more difficult to model. As a result, Enact Holdings’ modeling may vary from its experience in other historical FEMA-declared emergencies that have been more localized. Moreover, the ultimate cure rate for delinquent loans resulting from the pandemic may be lower than previously experienced in other FEMA-declared emergencies and/or lower than Enact Holdings’ expectations derived from its models.

We may be required to increase our reserves as a result of deviations from our estimates and actuarial assumptions or other reasons, which could have a material adverse effect on our business, results of operations and financial condition.
U.S. Life Insurance
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
See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and note 9 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information. Significant increases to our reserves may, among other things, limit our ability to execute our strategic priorities and adversely impact our credit or financial strength ratings. Any of these results could have a material adverse impact on our business, results of operations and financial condition.
The risk that our claims experience may differ significantly from our valuation assumptions is particularly significant for our long-term care insurance products. Long-term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years, or decades, after both pricing and locked-in
valuation assumptions have been established. For example, among other factors, changes in economic and interest rate risk, socio-demographics, behavioral trends (e.g., location of care and level of benefit use) and medical advances, may have a material adverse impact on our future claims trends. Given these inherent challenges, our ability to precisely forecast future claim costs for long-term care insurance is limited. For additional information on our long-term care insurance reserves, including the significant historical financial impact of some of these risks, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”
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
The risk that our lapse experience may differ significantly from our valuation assumptions is also significant for our term life and term universal life insurance products. These products generally have a level premium period for a specified period of years (e.g., 10 years to 30 years) after which the premium increases, which may be significant. If the frequency of lapses is higher than our reserve assumptions, we would experience higher DAC amortization and lower premiums and could experience higher benefit costs. In addition, it may be that healthy policyholders are the ones who lapse (as they can more easily replace coverage), creating adverse selection where less healthy policyholders remain in our portfolio. We have experienced both a greater frequency of policyholder lapses and more severe adverse selection, after the level premium period, and this experience could continue or worsen. As our large
10-
and
15-year
level premium period term life insurance policies written in 1999 and 2000 transitioned to their post-level guaranteed premium rate period, we have experienced lower persistency compared to our pricing and valuation assumptions which accelerated DAC amortization in previous years. In addition, as our large
20-year
level premium period business written in 1999 entered its post-level period, we experienced higher lapses resulting in accelerated DAC amortization in 2019. This trend continued in the first quarter of 2020 for the 1999 block, as it reached the end of its level premium period. Additionally, we have experienced a similar trend with the
20-year
level premium period business written in 2000 as it entered its post-level period during 2020 and into the first quarter of 2021 due to a
60-day
premium grace period granted to policyholders in response to the effects of
COVID-19.
If lapse experience on future
10-,
15-
and
20-year
level premium period blocks emerges similar to our large
20-year
level premium period business written in 1999 and 2000, we would expect volatility in DAC amortization, premiums and mortality experience, which we expect to reduce profitability in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions. For additional information on our term life insurance reserves, including select sensitivities, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”
Although some of our products permit us to increase premiums during the life of the policy or contract, we cannot guarantee that these increases would be sufficient to maintain profitability or that such increases would be approved by regulators or approved in a timely manner, where approval is required, and even if implemented the premium increases may result in higher lapses. Moreover, many of our products either do not permit us to increase premiums or limit those increases during the life of the policy or contract. Significant deviations in experience from pricing expectations could have an adverse effect on the profitability of our products. In addition to our annual reviews, we regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to reserves in our long-term care insurance, life insurance and/or annuities businesses in the future. Any changes to these reserves may have a material negative impact on our results of operations, financial condition and business.

Loss recognition testing
We annually perform loss recognition testing for the liability for future policy benefits. Our loss recognition testing for our long-term care insurance products is reviewed in the aggregate, excluding our acquired block of long-term care insurance, which is tested separately. Our long-term care insurance business, excluding the acquired block, has positive margin which is highly dependent on the assumptions we have regarding our ability to successfully implement our in-force
rate action plan involving premium rate increases and associated benefit reductions. We include future in-force
rate actions in our loss recognition testing which includes assumptions for significant premium rate increases and associated benefit reductions that have been approved or are anticipated to be approved (including premium rate increases and associated benefit reductions not yet filed). A change in the expected amount of premium rate increases and associated benefit reductions would impact the results of our long-term care insurance margin testing, whereby any unexpected reduction in the amount of future in-force
rate actions would negatively impact our margins and could result in a premium deficiency which would have a material adverse effect on our results of operations, capital levels, RBC and financial condition. There is no guarantee that we will be able to obtain regulatory approval for the future in-force
rate actions we have assumed in connection with our loss recognition testing. Favorable impacts on our margin from in-force
rate actions would primarily impact our long-term care insurance block, excluding the acquired block. Due to the age of our acquired block, it would not benefit as significantly from future in-force
rate actions. For our acquired block of long-term care insurance, the impacts of any adverse changes in assumptions are likely to be recorded as a loss as our margin for this block has been zero in the past.
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
As part of our annual loss recognition testing in our long-term care insurance products, we also review assumptions for claim incidence and severity, benefit utilization, interest rates and in-force
rate actions, among other assumptions. We regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to our long-term care insurance claim reserves in the future, which could also impact our loss recognition testing results.
Similar to our long-term care insurance products, we annually perform loss recognition testing for our term and whole life insurance products in the aggregate, excluding our acquired block and certain reinsured blocks, which are tested separately. The margin of our term and whole life insurance products has fluctuated over the years. Any adverse changes in our assumptions could negatively impact the combined margin of our term and whole life insurance products. To the extent, based on reviews, our margin is negative for our term and whole life insurance products, excluding our acquired block and certain reinsured blocks, our acquired block of term and whole life insurance products or certain reinsured blocks, we would be required to recognize a loss by amortizing more DAC and/or present value of future profits (“PVFP”) as well as the establishment of additional future policy benefit reserves if the DAC and/or PVFP was fully written off. A significant decrease in our loss recognition testing margin, the need to amortize a significant amount of DAC and/or PVFP or the need to significantly increase reserves could have a material adverse effect on our business, results of operations and financial condition. For additional information on our term life insurance reserves, including select sensitivities, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”

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
We have been monitoring emerging experience with our GLICNY policyholders, as their experience has been adverse as compared to our nationwide experience. With the benefit of additional data and analysis, and based on discussions with the NYDFS, we began using assumptions that reflect GLICNY specific experience in its asset adequacy analysis in 2020. After discussions with the NYDFS and through the exercise of professional actuarial judgment, GLICNY also incorporated in its 2021 and 2020 asset adequacy analysis assumptions for future in-force
rate actions for long-term care insurance products to offset the emerging adverse experience for these products. With these assumption updates, GLICNY’s 2021 and 2020 asset adequacy analysis produced a negative margin. To address the negative margin, GLICNY recorded an incremental $68 million and $100 million of additional statutory reserves in 2021 and 2020, respectively. This resulted in RBC of 200% for GLICNY as of December 31, 2021 and 2020. For additional information on GLICNY asset adequacy testing, see note 17 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”
Significant adverse assumption changes could result in the cash flow testing margin in GLICNY to decrease to at/or below zero in future years. In addition, the NYDFS generally does not permit in-force
rate increases for long-term care insurance to be used in asset adequacy analysis until such increases have been approved. However, the NYDFS has allowed GLICNY to incorporate recently filed in-force
rate actions in its asset adequacy analysis prior to approval in the past and, in 2021 and 2020, allowed GLICNY to incorporate assumptions for future in-force
rate actions in its asset adequacy analysis. If the NYDFS no longer allows GLICNY to incorporate assumptions for future in-force
rate actions in its asset adequacy analysis to offset New York specific experience, this would result in a material decrease in GLICNY’s cash flow testing margin and would require GLICNY to significantly increase its statutory reserves further. This would have a material adverse effect on GLICNY’s financial condition and RBC ratio.
For additional information regarding impacts to statutory capital as a result of reserve increases, see “—An adverse change in our regulatory requirements, including risk-based capital, could have a material adverse impact on our business, results of operations and financial condition.”

Enact—Mortgage Insurance
The establishment of loss reserves for Enact Holdings and its mortgage insurance subsidiaries is subject to inherent uncertainty and requires significant judgment and numerous assumptions. Enact Holdings establishes loss reserves using its best estimate of the rates at which delinquencies go to claim (“claim rates”) and claim severity to calculate estimated losses on loans reported as being in default as of the end of each reporting period. The sources of uncertainty affecting estimates are numerous and include both internal and external factors. Internal factors include, but are not limited to, changes in the mix of exposures, loss mitigation activities and claim settlement practices. Significant external factors include changes in general economic conditions, such as, home prices, unemployment/underemployment, interest rates, tax policy, credit availability, government housing policies, government and GSE loss mitigation and mortgage forbearance programs, state foreclosure timelines, GSE and state foreclosure moratoriums and types of mortgage products. Because assumptions related to these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, Enact Holdings cannot determine with precision the ultimate amounts it will pay for actual claims or the timing of those payments. Even in a stable economic environment, the actual claim payments made may be substantially different and even materially exceed the amount of the corresponding loss reserves for such claims. Enact Holdings regularly review its reserves and associated assumptions as part of its ongoing assessment of business performance and risks. If Enact Holdings conclude its reserves are insufficient to cover actual or expected claim payments as a result of changes in experience, assumptions or otherwise, it would be required to increase its reserves and incur charges in the period in which the determination was made. The amounts of such increases could be significant and this may materially adversely affect our results of operations, financial condition and liquidity. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our reserves, results of operations and financial condition.
In addition, sudden and/or unexpected deterioration of economic conditions, including as a result of
COVID-19,
may cause estimates of loss reserves to be materially understated. Enact Holdings has experienced a significant increase in loss reserves as compared to pre-COVID
time periods, driven mostly by higher new delinquencies from borrower forbearance due to
COVID-19.
A large portion of these delinquencies are expected to cure; however, reserves recorded related to borrower forbearance rely on a high degree of estimation and assumptions that lack comparable historic data. Therefore, it is possible Enact Holdings could record higher losses related to these loss reserves if they do not cure as expected. Accordingly, delinquencies, loss reserves and losses are expected to remain volatile and could increase or decrease, due to a variety of factors, including from borrowers’ exiting forbearance programs upon reaching the maximum term of forbearance and depending on the level and speed of economic recovery from
COVID-19,
including as a result of labor participation, changes in consumer behavior and government assistance initiatives. Furthermore, consistent with industry practice, Enact Holdings does not record losses on insured loans that are not in default. Therefore, future potential losses may develop from loans not currently in default. To the extent actual losses are greater than current loss reserves or if loans in default ultimately become delinquent and go to claim, it would material adversely impact our results of operations, financial condition and restrict Enact Holdings’ ability to distribute dividends to our holding companies thereby negatively impacting our liquidity.
Enact Holdings establishes premium rates for the duration of a mortgage insurance certificate upon issuance and cannot adjust the premiums after a certificate is issued. As a result, Enact Holdings cannot offset the impact of unanticipated claims with premium increases on coverage in-force.
Enact Holdings’ premium rates vary with the perceived risk of a claim and prepayment on the insured loan and are developed using models based on long term historical experience, which takes into account a number of factors including, but not limited to, the loan-to-value
ratio, whether the mortgage provides for fixed payments or variable payments, the term of the mortgage, the borrower’s credit history, the borrower’s income and assets, and home price appreciation. In the event the premiums Enact Holdings charges does not adequately compensate them for the risks and costs associated with the coverage they provide, including costs associated with unforeseen higher claims, it may have a material adverse effect on our business, results of operations and financial condition.

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
We regularly review DAC and PVFP to determine if they are recoverable from future income. If these costs are not recoverable, they are charged as expenses in the financial period in which we make this determination. If we determine that we are unable to recover DAC from profits over the life of a block of insurance policies or annuity contracts, or if withdrawals or surrender charges associated with early withdrawals do not fully offset the unamortized acquisition costs related to those policies or annuities, we would be required to recognize the additional DAC amortization as an expense in the current period. For example, in 2021 and 2020, we recorded DAC impairments of $117 million and $63 million, respectively, in our universal life insurance products due principally to lower future estimated gross profits. Equity market volatility could result in losses in our variable annuity products and associated hedging programs which could challenge our ability to recover DAC on these products and could lead to further write-offs of DAC.
For additional information on DAC and PVFP, including the financial impact of some of these risks, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and notes 6 and 7 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”
When we have projected profits in earlier years followed by projected losses in later years (as is currently the case with our long-term care insurance business), we are required to increase our reserve liabilities over time to offset the projected future losses, which could adversely affect our business, results of operations and financial condition.
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
In our long-term care insurance products, projected profits followed by projected losses are anticipated to occur because U.S. GAAP requires that original assumptions be used in determining reserves for future policy claims unless and until a premium deficiency exists. Our existing locked-in
reserve assumptions do not include assumptions for premium rate increases and associated benefit reductions, which if included in reserves, could reduce or eliminate future projected losses. As a result of this pattern of projected profits followed by projected losses, we are required to accrue additional future policy benefit reserves in the profitable years, currently expected to be through 2031, by the amounts necessary to offset losses in later years. The accrual is recorded on a quarterly basis using assumptions which are updated annually at the time we perform loss recognition testing and is impacted by the reserve pattern and the present value of expected future losses. Likewise, the accrual is subject to significant estimation and includes various assumptions that are sensitive to variability; small changes in assumptions could result in volatility of the accrued amount in any given year. Moreover, the amount required to accrue for additional future policy benefits in the profitable years may be significant and this could materially adversely affect our results of operations and financial condition. For example, during 2021, favorable earnings resulted in the accrual of additional pre-tax
incremental reserves of $649 million for profits followed by losses. For additional information, including the financial impact of some of these risks, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Future policy benefits.”
Our valuation of fixed maturity and equity securities uses methodologies, estimations and assumptions that are subject to change and differing interpretations which could result in changes to investment valuations that may materially adversely affect our business, results of operations and financial condition.
We report fixed maturity and equity securities at fair value on our consolidated balance sheets. These securities represent the majority of our total cash, cash equivalents, restricted cash and invested assets. Our portfolio of fixed maturity securities consists primarily of investment grade securities. Valuations use inputs and assumptions that are less observable or require greater estimation, as well as valuation methods that are more complex or require greater estimation, thereby resulting in values that are less certain and may vary significantly from the value at which the investments may be ultimately sold. The methodologies, estimates and assumptions we use in valuing our investment securities evolve over time and are subject to different interpretation (including based on developments in relevant accounting literature), all of which can lead to changes in the value of our investment securities. Rapidly changing and unanticipated interest rate, external macroeconomic, credit and equity market conditions could materially impact the valuation of investment securities as reported within our consolidated financial statements, and the period-to-period
changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.
The extent of the benefits Enact Holdings realizes from its future loss mitigation actions or programs may be limited.
As part of its loss mitigation efforts, Enact Holdings periodically investigates insured loans and evaluates the related servicing to ensure compliance with applicable guidelines and to detect possible fraud or misrepresentation. As a result of these periodic investigations, Enact Holdings has rescinded coverage on loans that do not meet its guidelines in the past, and based on future investigations, may rescind future coverage. In the past, Enact Holdings recognized significant benefits from taking action on these investigations and evaluations under its master policies. However, the PMIERs rescission relief principles, which have been incorporated into Enact Holdings’ mortgage insurance policies since 2014, limit its rescission rights for underwriting defects and misrepresentation, including when a borrower makes a certain number of timely mortgage payments. Therefore, Enact Holdings may be unable to recognize the same level of future benefits from rescission actions as it did in years prior to 2014. In addition, mortgage insurers’ rescission rights and certain other rights have been temporarily impaired due to accommodations made in connection with
COVID-19.
Even prior to
COVID-19,
the mortgage finance industry (with government support) adopted various programs to modify delinquent loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. The ultimate impact from a loan modification depends on re-default
rates, which can be affected by factors such as changes in home values and unemployment. The estimate of the number of loans qualifying for modification programs is based on management’s judgment as informed by past experience and current market conditions but are inherently uncertain. Enact Holdings cannot predict what the actual volume of loan modifications will be or the ultimate re-default
rate, and therefore, cannot be certain whether these efforts will provide material benefits. It is possible Enact Holdings may be unable to recognize meaningful benefits from loss mitigation activities which could result in higher losses and adversely impact our financial position and results of operations.
Liquidity, Financial Strength and Credit Ratings, and Counterparty and Credit Risks
Genworth Financial and Genworth Holdings depend on the ability of their respective subsidiaries to pay dividends and make other payments and distributions to each of them and to meet their obligations.
Genworth Financial and Genworth Holdings each act as a holding company for their respective subsidiaries and do not have business operations of their own. Dividends from their respective subsidiaries, permitted payments to them under tax sharing and expense reimbursement arrangements with their subsidiaries and proceeds from borrowings are their principal sources of cash to meet their obligations. These obligations principally include operating expenses and interest and principal payments on current and future borrowings. If the cash Genworth Financial or Genworth Holdings receives from their respective subsidiaries pursuant to dividends and tax sharing and expense reimbursement arrangements is insufficient to fund any of their obligations, or if a subsidiary is unable or unwilling for any reason to pay dividends to either of them, Genworth Financial or Genworth Holdings would be required to raise cash through, among other things, the incurrence of debt (including convertible or exchangeable debt), the sale of assets or the issuance of equity.
Our holding companies’ liquidity and capital positions are highly dependent on the performance of Enact Holdings and its ability to pay future dividends. Although the business performance and financial results of our U.S. life insurance subsidiaries have improved significantly, they currently have negative unassigned surplus of approximately $1.0 billion under statutory accounting and as a result, we do not expect these subsidiaries to pay dividends for the foreseeable future. Enact Holdings’ evaluation of future dividend payments to Genworth Holdings and our holding companies overall resulting liquidity plans are subject to and dependent on, among other things, current and future market conditions, Enact Holdings’ business performance and capital preservation, including as a result of
COVID-19,
corporate law restrictions, insurance laws and regulations, Enact Holdings ability to maintain adequate capital to meet its current and future requirements mandated by PMIERs, including restrictions imposed by the GSEs on Enact Holdings, business and regulatory approvals and the overall economic recovery from
COVID-19.
Furthermore, any future dividends distributed by Enact Holdings will also include a proportionate dividend distribution to minority shareholders.
For additional details on PMIERs and risks associated with an inability to meet its requirements, see “—If Enact Holdings is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact Holdings to hold amounts of capital that are higher than planned or otherwise, Enact Holdings may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.” and “Regulation—Enact—Mortgage Insurance Regulation.”
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

Genworth Financial has the right to appoint a majority of directors to the board of directors of Enact Holdings; however, actions taken by Enact Holdings and its board of directors (including in the case of the payment of dividends, the approval of Enact Holdings’ independent capital committee) are subject to and may be limited by the interests of Enact Holdings, including but not limited to, its use of capital for growth opportunities and regulatory requirements.
Our sources of capital have become more limited, and under certain conditions we may need to seek additional capital on unfavorable terms.
Although Genworth Financial and Genworth Holdings made significant improvements to their overall financial condition during 2021, including the retirement of $2.1 billion of holding company debt and other obligations, they still need liquidity to pay operating expenses, principal and interest on debt, and other obligations. As of December 31, 2021, Genworth Holdings had approximately $1.2 billion of outstanding debt that matures between 2024 and 2066, including $0.3 billion that matures in February 2024. Given the sales of Genworth Australia and Genworth Canada, and our expectation that we will not receive dividends from our U.S. life insurance businesses for the foreseeable future, we are reliant on dividends from Enact Holdings and intercompany tax payments to fund holding company obligations. Absent receiving dividends from Enact Holdings and intercompany tax payments from our subsidiaries as anticipated, we would likely need to access additional liquidity through third party sources. However, we may not be able to raise capital and/or borrowings on favorable terms, based on our credit ratings and business prospects. There is no guarantee that any of these factors will improve in the future when we would seek additional capital. Disruptions, volatility and uncertainty in the financial markets and downgrades in our credit ratings may force us to delay raising capital, issue shorter term securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price. Furthermore, the availability of raising additional capital, including through additional minority equity offerings of Enact Holdings or the issuance of debt, convertible or equity-linked securities, could depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for Enact Holdings. Market conditions and a variety of other factors may make it difficult or impracticable to generate additional liquidity on favorable terms or at all. Any failure to repay or refinance our debt or meet our financial obligations as they become due would have a material adverse effect on our business, financial condition and results of operations.
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

Over the course of the last several years prior to 2021, the ratings of our holding companies and all of our insurance subsidiaries were downgraded, placed on negative outlook and/or put on review for potential downgrade on various occasions. A ratings downgrade, negative outlook or review could occur again for a variety of reasons, including reasons specifically related to our company, generally related to our industry or the broader financial services industry or as a result of changes by the rating agencies in their methodologies or rating criteria. A negative outlook on our ratings or a downgrade in any of our financial strength or credit ratings, the announcement of a potential downgrade, negative outlook or review, or customer, investor, regulator or other concerns about the possibility of a downgrade, negative outlook or review, could have a material adverse effect on our results of operations, financial condition and business.
See “Item 1—Business—Ratings” for information regarding the current financial strength ratings of our principal insurance subsidiaries.
The direct or indirect effects of such adverse ratings actions or any future actions could include, but are not limited to:

•	ceasing and/or reducing new sales of our products or limiting the business opportunities we are presented with;

•	adversely affecting our relationships with distributors, including the loss of exclusivity under certain agreements with our independent sales intermediaries and distribution partners;

•	causing us to lose key distributors that have ratings requirements that we may no longer satisfy (or resulting in our renegotiation of new, less favorable arrangements with those distributors);

•	requiring us to modify some of our existing products or services to remain competitive, including reducing premiums we charge or introduce new products or services;

•	materially increasing the number or amount of policy surrenders, withdrawals and loans by contractholders and policyholders;

•	requiring us to post additional collateral for our derivatives or hedging agreements tied to the credit ratings of our holding companies;

•
requiring us to provide support, or to arrange for third-party support, in the form of collateral, capital contributions or letters of credit under the terms of certain of our reinsurance and other agreements, or otherwise securing our commercial counterparties for the perceived risk of our financial strength;

•	adversely affecting our ability to maintain reinsurance or obtain new reinsurance or obtain it on reasonable pricing and other terms;

•
increasing the capital charge associated with affiliated investments within certain of our U.S. life insurance businesses thereby lowering capital and RBC of these subsidiaries and negatively impacting our financial flexibility;

•	regulators requiring certain of our subsidiaries to maintain additional capital, limiting thereby our financial flexibility and requiring us to raise additional capital;

•	adversely affecting our ability to raise capital;

•	increased scrutiny by the GSEs and/or by customers, potentially resulting in a decrease in the amount of new insurance written;

•	increasing our cost of borrowing and making it more difficult to borrow in the public debt markets or enter into a credit agreement; and

•	making it more difficult to execute our strategic priorities.
Under PMIERs, the GSEs require maintenance of at least one rating with a rating agency acceptable to the respective GSEs. The current PMIERs do not include a specific ratings requirement with respect to eligibility, but if this were to change in the future, Enact Holdings may become subject to a ratings requirement in order to retain their eligibility status under PMIERs. Ratings downgrades that result in the inability of Enact Holdings to insure new mortgage loans sold to the GSEs, or the transfer by the GSEs of its existing policies to an alternative mortgage insurer, would have a material adverse effect on our business, results of operations and financial condition. See “—If Enact Holdings is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact Holdings to hold amounts of capital that are higher than planned or otherwise, Enact Holdings may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition” for additional information regarding the requirements under PMIERs. Relationships with mortgage insurance customers may be adversely affected by the ratings assigned to Genworth Holdings, Enact Holdings or our principal insurance subsidiaries which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, GMICO, our principal U.S. mortgage insurance subsidiary, has financial strength ratings below its competitors. Any assigned financial strength rating that remains below other private mortgage insurers could hinder our competitiveness in the marketplace and could result in an adverse impact to our business. Moreover, any future downgrade in the financial strength ratings of GMICO or the announcement of a potential downgrade could have a material adverse impact on our business, results of operations and financial condition.
Defaults by counterparties to our reinsurance arrangements or to derivative instruments we use to hedge our business risks, or defaults by us on agreements we have with these counterparties, may expose us to risks we sought to mitigate, which could have a material adverse effect on our business, results of operations and financial condition.
We routinely execute reinsurance and derivative transactions with reinsurers, brokers/dealers, commercial banks, investment banks and other institutional counterparties to mitigate our risks in various circumstances and to hedge various business risks. Many of these transactions expose us to credit risk in the event of default of our counterparty or client or change in collateral value. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. We cannot be sure that our reinsurers will pay the reinsurance recoverable owed to us now or in the future or that they will pay these recoverables on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have a material adverse effect on our financial condition and results of operations. Collateral is often posted by the counterparty to offset this risk; however, we bear the risk that the collateral declines in value or otherwise is inadequate to fully compensate us in the event of a default. We also enter into a variety of derivative instruments, including options, swaps, forwards, and interest rate and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under the derivative instruments, and collateral posted, if any, is inadequate, our hedges of the related risk will be ineffective. In addition, if we trigger downgrade provisions on risk-hedging or reinsurance arrangements, the counterparties to these arrangements may be able to terminate our arrangements with them or require us to take other measures, such as post additional collateral, contribute capital or provide letters of credit. We have agreed to new terms with almost all of our counterparties concerning our collateral arrangements given our low ratings and, in most cases, agreed to post excess collateral to maintain our existing derivative agreements. Moreover, the new terms also removed the credit downgrade provisions from all of the insurance company master swap agreements and replaced them with a provision that allows the counterparty to terminate the derivative transaction if the RBC ratio of the applicable insurance company goes below a certain threshold. Although we believe this has allowed us to maintain effective hedging relationships with our counterparties, it has added additional strain on liquidity and collateral sufficiency. Furthermore, there is no assurance that we can maintain these current arrangements in the foreseeable future or at all. If counterparties exercise their rights to terminate transactions, we may be required to make cash payments to the counterparty based on the current contract value, which would hinder our ability to manage future risks.
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
We are subject to the risk that the issuers or guarantors of investment securities we own may default on principal or interest payments they owe us. As of December 31, 2021, fixed maturity securities of $60.4 billion in our investment portfolio represented 82% of our total cash, cash equivalents, restricted cash and invested assets. Events reducing the value of our investment portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write-downs or expected credit losses are impacted by our assessment of the financial condition of the issuer, whether or not the issuer is expected to pay its principal and interest obligations, our expected recoveries in the event of a default or circumstances that would require us to sell securities which have declined in value.
Risks Relating to Economic and Market Conditions
Interest rates and changes in rates could materially adversely affect our business and profitability.
Our products and investment portfolio are impacted by interest rate fluctuations and/or a sustained period of low interest rates. In recent years, historic low interest rates have adversely impacted our business, reserves (including margins) and profitability. For example, in 2019, we performed loss recognition testing and determined that we had a premium deficiency in our fixed immediate annuity products primarily driven by the low interest rate environment. For additional information, including the historical financial impact of the premium deficiencies, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Future policy benefits.” Sustained low interest rates also impacted our long-term care insurance margin, which is sensitive to assumption changes, including future investment returns. If interest rates remain at historic lows, our future profitability and business could be adversely impacted.
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

For mortgage insurance products included in Enact Holdings, declining interest rates historically have increased the rate at which borrowers refinance their existing mortgages, resulting in cancellations of the mortgage insurance covering the refinanced loans. Declining interest rates have also contributed to home price appreciation, which may provide borrowers in the United States with the option of cancelling their mortgage insurance coverage earlier than we anticipated when pricing that coverage. In addition, during 2021 and 2020 as a result of the low interest rate environment, Enact Holdings experienced a decline in persistency rates. Lower persistency rates result in reduced insurance in-force
and earned premiums, which could have a significant adverse impact on our results of operations. See “—A decrease in the volume of high loan-to-value
home mortgage originations or an increase in the volume of mortgage insurance cancellations could result in a decline in our revenue in our mortgage insurance subsidiaries.”
Rising interest rates generally reduce the volume of new mortgage originations. A decline in the volume of new mortgage originations would have an adverse effect on Enact Holdings’ new insurance written. Rising interest rates also can increase the monthly mortgage payments for homeowners with insured loans that have adjustable rate mortgages (“ARMs”) that could have the effect of increasing default rates on ARM loans, thereby increasing Enact Holdings’ exposure on its mortgage insurance policies. Higher interest rates can lead to an increase in defaults as borrowers at risk of default will find it harder to qualify for a replacement loan. Rising interest rates can also have a negative impact on home prices, which increases our risk of loss. See “—A deterioration in economic conditions or a decline in home prices may adversely affect Enact Holdings’ loss experience.”
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
In 2017, the United Kingdom Financial Conduct Authority announced its intention to transition away from the London Interbank Offered Rate (“LIBOR”), with its full elimination to occur after June 2023. Although, we have terminated the majority of our LIBOR-based derivative instruments and entered into alternative rate swaps, we still have certain LIBOR-based debt (Junior Subordinated Notes and Federal Home Loan Bank loans), reinsurance agreements and institutional products within the Runoff segment. Uncertainty remains surrounding the final cessation and transition away from LIBOR and we cannot predict the ultimate impact the elimination of LIBOR will have on financial markets, nor our reinsurance agreements and liquidity; however, it is possible we may be unable to negotiate or amend our existing contracts with terms that are favorable to us which could adversely impact our results of operations and financial condition. See “Part II—Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations— Investments and Derivative Instruments” for additional information about the transition from LIBOR.
See “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for additional information about interest rate risk.
A deterioration in economic conditions or a decline in home prices may adversely affect Enact Holdings’ loss experience.
Loss experience in Enact Holdings generally result from adverse economic events, such as a borrower’s reduction of income, unemployment, underemployment, divorce, illness, inability to manage credit, or a change in interest rate levels or home values, that reduce a borrower’s willingness or ability to continue to make mortgage payments. Rising unemployment rates and deterioration in economic conditions, including as a result of
COVID-19,
increase the likelihood of borrower defaults and can also adversely affect housing values, which increases our risk of loss. A decline in home values typically makes it more difficult for borrowers to sell or refinance their homes, increasing the likelihood of a default followed by a claim if borrowers experience a job loss or other life events that reduce their incomes or increase their expenses. In addition, declines in home values may also decrease the willingness of borrowers with sufficient financial resources to make mortgage payments when their mortgage balances exceed the values of their homes. Declines in home values typically increase the severity of claims Enact Holdings may pay. A decline in home prices, whether or not in conjunction with deteriorating economic conditions, may increase the risk of loss. Over the last five years beginning in 2017, home prices have steadily risen, and in many geographic locations, home price appreciation has outpaced borrower incomes. Given this steady rise in home price and uneven price-to-income
ratio that has exacerbated housing affordability, Enact Holdings could experience a higher frequency and severity of claims should home values decline in 2022 or subsequent years. Declining home values erode the value of the underlying collateral and reduce the likelihood that foreclosed homes can be sold for an amount sufficient to offset the unpaid principal and interest which may adversely impact Enact Holdings’ loss mitigation activities. Furthermore, Enact Holdings’ estimates of claims-paying resources and claim obligations are based on various assumptions, including but not limited to, the timing of receipt of claims on delinquent loans, estimates of future claims that will ultimately be received, the ultimate resolution of borrower forbearance plans, including whether borrowers in forbearance cure or result in a claim payment, anticipated loss mitigation activities, premiums, housing prices and unemployment rates. These assumptions are subject to inherent uncertainty and require judgment. Any of these events may have a material adverse effect on Enact Holdings which could result in a material adverse effect on our business, results of operations and financial condition.
The ultimate amount of the loss suffered depends, in part, on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover the unpaid principal balance, interest and the expenses of the sale. In previous economic slowdowns in the United States, a pronounced weakness in the housing market ensued, as well as declines in home prices. These economic slowdowns and the resulting impact on the housing market drove high levels of delinquencies in Enact Holdings. Any delays in foreclosure processes, including foreclosure moratoriums due to
COVID-19,
could cause Enact Holdings’ losses to increase as expenses accrue for longer periods or if the value of foreclosed homes further decline during such delays. If Enact Holdings experiences a higher number and/or severity of delinquencies than expected, our business, results of operations and financial condition could be adversely affected.
Regulatory and Legal Risks
Our insurance businesses are extensively regulated and changes in regulation may reduce our profitability and limit our growth.
Our insurance operations are subject to a wide variety of laws and regulations and are extensively regulated. State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. Our international operations, predominantly located in Mexico, are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled. Failure to comply with applicable regulations or to obtain or maintain appropriate authorizations or exemptions under any applicable laws could result in restrictions on our ability to do business or engage in activities regulated in one or more jurisdictions in which we operate and could subject us to fines and other sanctions which could have a material adverse effect on our business. In addition, the nature and extent of regulation of our activities in applicable jurisdictions could materially change causing a material adverse effect on our business.
Insurance regulatory authorities have broad administrative powers, which at times, are coordinated and communicated across regulatory bodies. These administrative powers include, but are not limited to:

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
State insurance regulators and the NAIC regularly
re-examine
existing laws and regulations, specifically focusing on modifications to SAP, interpretations of existing laws and the development of new laws and regulations applicable to insurance companies and their products. Any adopted future legislation or NAIC regulations, including as a result of
COVID-19
or regulations to address climate change, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased statutory capital and reserve requirements. Further, because laws and regulations can be complex and sometimes inexact, there is also a risk that any particular regulator’s or enforcement authority’s interpretation of a legal, accounting or reserving issue may change over time to our detriment, or expose us to different or additional regulatory risks. The application of these regulations and guidelines by insurers involves interpretations and judgments that may differ from those of state insurance departments. We cannot provide assurance that such differences of opinion will not result in regulatory, tax or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase levels of statutory capital and reserves or incur higher operating costs and/or have implications on certain tax positions.
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
In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force
long-term care and life insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, cancellation or rescission of coverage, product design, product disclosure, product administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance subsidiaries, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of RESPA or related state anti-inducement laws and breaching fiduciary or other duties to customers. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We may also have disputes with reinsurance partners relating to the parties’ rights and obligations under reinsurance treaties and/or related administration agreements. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations, from state, federal and international regulators and other authorities. Plaintiffs in class action and other lawsuits against us, as well as regulators, may seek very large or indeterminate amounts, which may remain unknown for substantial periods of time.
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
An adverse change in our regulatory requirements, including risk-based capital, could have a material adverse impact on our business, results of operations and financial condition.
Our U.S. life insurance subsidiaries are subject to the NAIC’s RBC standards and other minimum statutory capital and surplus requirements imposed under the laws of their respective states of domicile. The failure of our insurance subsidiaries to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance subsidiaries to further examination or corrective action imposed by state insurance regulators, including limitations on their ability to write additional business, or the addition of state regulatory supervision, rehabilitation, seizure or liquidation. As of December 31, 2021, the RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state. However, we continue to face challenges in our principal life insurance subsidiaries, particularly those subsidiaries that rely heavily on in-force
rate actions as a source of earnings and capital. We may see variability in statutory results and a decline in the RBC ratios of these subsidiaries given the time lag between the approval of in-force
rate actions versus when the benefits from the
in-force
rate actions (including increased premiums and associated benefit reductions) are fully realized in our financial results. Additionally, the RBC ratio of our U.S. life insurance subsidiaries would be negatively impacted by future increases in our statutory reserves, including results of Actuarial Guideline 38, cash flow testing and assumption reviews, particularly in our long-term care insurance business. Future declines in the RBC ratio of our life insurance subsidiaries could result in heightened supervision and regulatory action.
Enact Holdings and its U.S. mortgage insurance subsidiaries are not subject to the NAIC’s RBC requirements but are required by certain states and other regulators to maintain a certain risk-to-capital
ratio. In addition, PMIERs includes financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk-in-force
and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). The failure of Enact Holdings and its U.S. mortgage insurance subsidiaries to meet their regulatory requirements, and additionally the PMIERs financial requirements, could limit their ability to write new business. For further discussion of the importance of financial requirements to Enact Holdings, see “—If Enact Holdings is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact Holdings to hold amounts of capital that are higher than planned or otherwise, Enact Holdings may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition” and “—Enact Holdings’ U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements, which if not met or waived, would result in restrictions or prohibitions on them doing business and could have a material adverse impact on our business, financial condition and results of operations.”
An adverse change in our U.S. life insurance subsidiaries’ RBC, risk-to-capital
ratio or other minimum regulatory requirements could cause rating agencies to downgrade the financial strength ratings of our insurance subsidiaries and the credit ratings of Genworth Holdings, which could have an adverse impact on our ability to execute our strategic plan, including establishing a new long-term care insurance business, and would further restrict our ability to retain and write new business. Furthermore, it may cause regulators to take regulatory or supervisory actions with respect to our U.S. life insurance subsidiaries, thereby limiting the financial flexibility of our holding company, all of which could have a material adverse effect on our results of operations, financial condition and business.

Changes to the role of the GSEs or to the charters or business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, financial condition and results of operations.
The requirements and practices of the GSEs impact the operating results and financial performance of approved mortgage insurers, including Enact Holdings. Changes in the charters or business practices of Freddie Mac or Fannie Mae could materially reduce the number of mortgages they purchase that are insured by Enact Holdings and consequently diminish the value of our business. The GSEs could be directed to make such changes by the FHFA, which was appointed as their conservator in September 2008 and has the authority to control and direct the operations of the GSEs.
With the GSEs in a prolonged conservatorship, there has been ongoing debate over the future role and purpose of the GSEs in the United States housing market. Congress may legislate, or the administration may implement through administrative reform, structural and other changes to the GSEs and the functioning of the secondary mortgage market. Since 2011, there have been numerous legislative proposals intended to incrementally scale back the GSEs (such as a statutory mandate for the GSEs to transfer mortgage credit risk to the private sector) or to completely reform the United States housing finance system. Congress, however, has not enacted any legislation to date. Recently, there has been increased focus on and discussion of administrative reform independent of legislative action. The proposals vary with regard to the government’s role in the housing market, and more specifically, with regard to the existence of an explicit or implicit government guarantee. If any GSE reform is adopted, whether through legislation or administrative action, it could impact the current role of private mortgage insurance as a credit enhancement, including its reduction or elimination, which would have an adverse effect on our revenue, business, financial condition and results of operations. As a result of these matters, it is uncertain what role private capital, including mortgage insurance, will play in the U.S. residential housing finance system in the future or the impact any such changes could have on our business. Any changes to the charters or statutory authorities of the GSEs would likely require Congressional action to implement. Passage and timing of any comprehensive GSE reform or incremental change (legislative or administrative) is uncertain, making the actual impact on Enact Holdings and the private mortgage insurance industry difficult to predict. Any such changes that come to pass could have a significant impact on our business, results of operations and financial condition.
The FHFA and GSEs are focused on increasing the accessibility and affordability of homeownership, in particular for low-
and moderate-income borrowers and underserved minority communities. Among other things, the FHFA directed the GSEs to submit equitable housing plans by the end of 2021 to identify and address barriers to sustainable housing opportunities, including the GSEs’ goals and action plans to advance equity in housing finance for the next three years; lifted the 50 basis point adverse market fee applicable to most refinance loans; directed the GSEs to expand their streamlined refinance programs; and directed the GSEs to make desktop appraisals permanent by incorporating the practice into their selling guides, which originally was a temporary practice implemented in light of
COVID-19.
These changes, along with any new practices or programs subsequently implemented under the GSEs’ equitable housing plans or other affordability initiatives, may impact the fees, underwriting and servicing standards on mortgage loans purchased by the GSEs.
The FHFA has set goals for the GSEs to transfer significant portions of the GSE’ mortgage credit risk to the private sector. This mandate builds upon the goal established by the GSEs to increase the role of private capital through experimenting with different forms of transactions and structures. Enact Holdings has participated in credit risk transfer programs developed by Fannie Mae and Freddie Mac on a limited basis. In 2018, Freddie Mac and Fannie Mae announced the launch of limited pilot programs, Integrated Mortgage Insurance (“IMAGIN”) and Enterprise Paid Mortgage Insurance (“EPMI”), respectively, as alternative ways for lenders to sell to the GSEs loans with loan-to-value
ratios greater than 80%. These investor-paid mortgage insurance programs, in which insurance is acquired directly by each GSE, have many of the same features and represent an alternative to traditional private mortgage insurance products that are provided to individual lenders. Participants in IMAGIN and EPMI are not subject to compliance with the current PMIERs, which may create a competitive disadvantage for private mortgage insurers if these pilot programs are expanded. These programs were suspended in the third quarter of 2021, but to the extent these credit risk products evolve in a manner that displaces primary mortgage insurance coverage, the amount of insurance Enact Holdings writes may be reduced. It is difficult to predict the impact of alternative credit risk transfer products that are developed to meet the goals established by the FHFA. In addition, in December 2020, the FHFA published a final rule of its Enterprise Capital Framework. The Enterprise Capital Framework may impact the credit risk transfer programs developed by Fannie Mae and Freddie Mac and/or the role of private mortgage insurance as credit enhancement by potentially accelerating the recent diversification of the GSE’s risk transfer programs to encompass a broader array of instruments, beyond private mortgage insurance.
Freddie Mac and Fannie Mae also possess substantial market power, which enables them to influence Enact Holdings and the mortgage insurance industry in general. Although Enact Holdings actively monitors and develops its relationship with Freddie Mac and Fannie Mae, a deterioration in any of these relationships, or the loss of business or opportunities for new business, could have a material adverse effect on our business, financial condition and results of operations.
If Enact Holdings is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact Holdings to hold amounts of capital that are higher than planned or otherwise, Enact Holdings may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.
In furtherance of Fannie Mae and Freddie Mac’s respective charter requirements, each GSE adopted PMIERs effective December 31, 2015. Amendments to PMIERs have occurred periodically since its inception. Most recently, in June 2021, the GSEs issued a revised and restated version of PMIERs that, among other things, extended the capital preservation requirements for mortgage insurers through December 31, 2021. The PMIERs include financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk-in-force
and are calculated from tables of factors with several risk dimensions and are subject to a floor amount) and otherwise generally establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the respective GSE for acquisition of high loan-to-value
mortgages. The GSEs may amend or waive PMIERs at their discretion, impose additional conditions or restrictions, and have broad discretion to interpret PMIERs, which could impact the calculation of available assets and/or minimum required assets or require an increase in assets held to remain compliant.
The amount of capital that may be required in the future to maintain the Minimum Required Assets, as defined in PMIERs, is dependent upon, among other things: (i) the way PMIERs are applied and interpreted by the GSEs and FHFA as and after they are implemented; (ii) the future performance of the U.S. housing market, including as a result of
COVID-19
and the length and speed of recovery; (iii) Enact Holdings’ available assets and risk-based required assets, reducing risk in-force
and reducing delinquencies as anticipated, and writing anticipated amounts and types of new mortgage insurance business; and (iv) Enact Holdings’ ability to generate earnings and its overall financial performance, capital and liquidity levels. Depending on actual experience, the amount of capital required under PMIERs for Enact Holdings may be higher than currently anticipated. In the absence of a premium increase, if Enact Holdings holds more capital relative to its insured loans, its returns will be lower. Enact Holdings may be unable to increase premium rates for various reasons, principally due to competition. Enact Holdings inability to increase its capital as required under anticipated timeframes and on anticipated terms, and realize the anticipated benefits, could have a material adverse impact on our business, results of operations and financial condition. More specifically, Enact Holdings’ ability to continue to meet the PMIERs financial requirements and maintain a prudent amount of capital in excess of requirements, given the dynamic nature of asset valuations and requirement changes over time, is dependent upon, among other things: (i) Enact Holdings’ ability to complete credit risk transfer transactions on our anticipated terms and timetable, which are subject to market conditions, third-party approvals and other actions (including approval by regulators and the GSEs), and other factors which are outside its control; and (ii) Enact Holdings’ ability to contribute its holding company cash or other sources of capital to satisfy the portion of the financial requirements that are not satisfied through credit risk transfer transactions. In addition, another potential capital source includes, but is not limited to, the issuance of securities by Genworth Financial, Genworth Holdings or Enact Holdings, which could materially adversely impact our business, shareholders and debtholders.
The most recent PMIERs amendments included temporary capital preservation provisions effective through December 31, 2021, that required an approved insurer to obtain prior written GSE approval before paying any dividends, pledging or transferring assets to an affiliate or entering into any new, or altering any existing arrangements under tax sharing and intercompany expense-sharing agreements, even if such insurer had a surplus of available assets. These PMIERs amendments have restricted and may continue to restrict, to the extent the capital preservation provisions are further extended, the ability of Enact Holdings to pay dividends to us. See “—Genworth Financial and Genworth Holdings depend on the ability of their respective subsidiaries to pay dividends and make other payments and distributions to each of them and to meet their obligations.” It is unclear what, if any, further actions the GSEs may take in the event
COVID-19
financial hardships continue into 2022. Furthermore, if changes are made to the temporary provisions of the PMIERs amendments, including allowing loans that enter a forbearance plan due to a
COVID-19
hardship on or after April 1, 2021 to remain eligible for extended application of the reduced PMIERs capital factor for as long as the loan remains in forbearance, it could have a material adverse effect on our business, results of operations and financial condition.
In September 2020, the GSEs imposed certain conditions and restrictions on Enact Holdings with respect to its capital. See “Regulation—Enact—Mortgage Insurance Regulation” for additional details. These additional conditions and restrictions imposed by the GSEs could limit the operating flexibility of Enact Holdings, particularly in the areas in which new business is written and may adversely impact its competitive position, its ability to meet and maintain compliance with the PMIERs requirements and Genworth’s overall business. Moreover, it further restricts the ability of Enact Holdings to pay dividends and requires the retention of higher capital levels limiting the availability of capital to be utilized elsewhere in the business.
Enact Holdings’ assessment of PMIERs compliance is based on a number of factors, including affiliate asset valuations under PMIERs and its understanding of the GSEs’ interpretation of the PMIERs financial requirements. Although we believe Enact Holdings has sufficient capital as required under PMIERs and it remains an approved insurer, there can be no assurance these conditions will continue. In addition, there can be no assurance Enact Holdings will continue to meet the conditions contained in the GSE letters granting PMIERs credit for reinsurance and other credit risk transfer transactions including, but not limited to, its ability to remain below a statutory risk-to-capital
ratio of 18:1. The GSEs also reserve the right to reevaluate the credit for reinsurance and other credit risk transfer transactions available under PMIERs. If Enact Holdings is unable to continue to meet the requirements mandated by PMIERs, the GSE restrictions discussed above or any additional restrictions imposed by the GSEs, whether because the GSEs amend them or the GSE’s interpretation of the financial requirements requires Enact Holdings to hold amounts of capital that are higher than planned or otherwise, Enact Holdings may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.
Additionally, compliance with PMIERs requires Enact Holdings to seek the GSEs’ prior approval before taking many actions, including implementing certain new products or services or entering into inter-company agreements among others. PMIERs’ prior approval requirements could prohibit, materially modify or delay our intended course of action. Further, the GSEs may modify or change their interpretation of terms they require Enact Holdings to include in their mortgage insurance coverage for loans purchased by the GSEs, requiring Enact Holdings to modify its terms of coverage or operational procedures to remain an approved insurer, and such changes could have a material adverse impact on our financial position and operating results. It is possible the GSEs could, at their own discretion, require additional limitations and/or conditions on certain of Enact Holdings’ activities and practices that are not currently in the PMIERs in order for Enact Holdings to remain an approved insurer. Additional requirements or conditions imposed by the GSEs could limit Enact Holdings’ operating flexibility and the areas in which it may write new business. Any of these events would have a material adverse effect on our business, results of operations and financial condition.

Enact Holdings’ U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements, which if not met or waived, would result in restrictions or prohibitions on them doing business and could have a material adverse impact on our business, financial condition and results of operations.
Certain states have insurance laws or regulations which require a mortgage insurer to maintain a minimum amount of statutory capital relative to its level of risk in-force.
While formulations of minimum capital vary in certain states, the most common measure applied allows for a maximum permitted risk-to-capital
ratio of 25:1. If one of Enact Holdings’ U.S. mortgage insurance subsidiaries that is writing business in a particular state fails to maintain that state’s required minimum capital level, it would generally be required to immediately stop writing new business in the state until the insurer re-establishes
the required level of capital or receives a waiver of the requirement from the state’s insurance regulator, or until it establishes an alternative source of underwriting capacity acceptable to the regulator. As of December 31, 2021 and 2020, GMICO’s risk-to-capital
ratio was approximately 12.3:1. If GMICO exceeds required
risk-to-capital
levels in the future, Enact Holdings and Genworth Financial would seek required regulatory and GSE forbearance and approvals or seek approval for the utilization of alternative insurance vehicles. However, there can be no assurance if, and on what terms, such forbearance and approvals may be obtained.
The NAIC established the MGIWG to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. The MGIWG continues to work on revisions to the MGI Model, revisions to Statement of Statutory Accounting Principles No. 58—Mortgage Guaranty Insurance and the development of a mortgage guaranty supplemental filing. More specifically, the MGIWG is working on the development of the mortgage guaranty insurance capital model, which is needed to determine the RBC and loan-level capital standards for the amended MGI Model. The proposed amendments of the MGI Model are expected to be finalized by the MGIWG in the spring of 2022. At this time, we cannot predict the outcome of this process, whether any state will adopt the amended MGI Model or any of its specific provisions, the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations and financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, results of operations and financial condition.
Changes in regulations that adversely affect the mortgage insurance markets in which Enact Holdings operates could affect its operations significantly and could reduce the demand for mortgage insurance.
In addition to the general regulatory risks that are described under “—Our insurance businesses are extensively regulated and changes in regulation may reduce our profitability and limit our growth,” we are also affected, through our ownership of Enact Holdings, by various additional regulations related specifically to mortgage insurance operations.
Federal and state regulations affect the scope of competitor operations, which influences the size of the mortgage insurance market and the intensity of the competition. This competition includes not only other private mortgage insurers, but also U.S. federal and state governmental and quasi-governmental agencies, principally the FHA and the VA, which are governed by federal regulations. Increases in the maximum loan amount that the FHA can insure, and reductions in the mortgage insurance premiums the FHA charges, can reduce the demand for private mortgage insurance. Decreases in the maximum loan amounts or maximum loan-to-value
ratio of loans the GSEs will purchase or guarantee or increases in GSE fees can also reduce demand for private mortgage insurance. Legislative, regulatory or administrative changes could cause demand for private mortgage insurance to decrease. In addition, there is uncertainty surrounding the implementation of the Basel framework and whether its rules will be implemented in the United States. It is possible that its implementation could occur in the United States and its rules could discourage the use of mortgage insurance. See “—Basel Framework” below for further details.

In December 2020, the FHFA published a final rule of its Enterprise Capital Framework, which imposes a new capital framework on the GSEs, including risk-based and leverage capital requirements and capital buffers in excess of regulatory minimums that can be drawn down in periods of financial distress. The Enterprise Capital Framework became effective on February 16, 2021. However, the GSEs will not be subject to any requirement under the Enterprise Capital Framework until (i) the date of termination of the conservatorship of a GSE and (ii) any later compliance date provided in a consent order or other transition order applicable to such GSE. The Enterprise Capital Framework significantly increases capital requirements and reduces capital credit on credit risk transfer transactions as compared to the previous framework. The final rule could cause the GSEs to increase their guarantee pricing in order to meet the new capital requirements. If the GSEs increase their guarantee pricing in order to meet the higher capital requirements, that increase could have a negative impact on Enact Holdings, the overall private mortgage insurance market and our business. Furthermore, higher GSE capital requirements could ultimately lead to increased costs to borrowers for GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could result in a smaller market size for private mortgage insurance. This rule could also accelerate the recent diversification of the GSE’s risk transfer programs to encompass a broader array of instruments beyond private mortgage insurance, which could adversely impact Enact Holdings and our business. Likewise, legislation or regulation that changes the role of the GSEs, ends the GSEs’ conservatorship or increases the number of people eligible for FHA or VA mortgages could have a material adverse effect on Enact Holdings and limit its ability to compete with the FHA or VA thereby adversely impacting our business.
Enact Holdings and its U.S. mortgage insurance subsidiaries, as credit enhancement providers in the residential mortgage lending industry, are also subject to compliance with various federal and state consumer protection and insurance laws, including RESPA, the ECOA, the FHA, the Dodd-Frank Act (including the adoption of the QM Rule), HOPA, the FCRA and the Fair Debt Collection Practices Act, among others. These laws prohibit payments for referrals of settlement service business, providing services to lenders for no or reduced fees or payments for services not actually performed, require fairness and non-discrimination
in granting or facilitating the granting of credit, require cancellation of insurance and refund of unearned premiums under certain circumstances, govern the circumstances under which companies may obtain and use consumer credit information, and define the manner in which companies may pursue collection activities. Changes in these laws or regulations, changes in the appropriate regulator’s interpretation of these laws or regulations or heightened enforcement activity could materially adversely affect the operations and profitability of Enact Holdings.
Basel Framework
In December 2017, the Basel Committee on Banking Supervision (“Basel Committee”) published the finalization of the post-crisis reforms to the Basel framework that are generally targeted for implementation by each participating country by January 1, 2023. Under these revisions to the international framework, banks using the standardized approach to determine their credit risk may consider mortgage insurance in calculating the exposure amount for real estate but will determine the risk-weight for residential mortgages based on the loan-to-value
ratio at loan origination, without consideration of mortgage insurance. Under the standardized approach, after the appropriate risk-weight is determined, the existence of mortgage insurance could be considered, but only if the company issuing the insurance has a lower risk-weight than the underlying exposure. Mortgage insurance issued by private companies would not meet this test. Therefore, under the Basel framework, mortgage insurance could not mitigate credit and lower the capital charge under the standardized approach. It is possible that the Federal Banking Agencies could determine that their current capital rules are as stringent as the Basel framework, in which case no change would be mandated. However, if the Federal Banking Agencies decide to implement the Basel framework as specifically drafted by the Basel Committee, mortgage insurance would not lower the loan-to-value
ratio of residential loans for capital purposes and therefore may decrease the demand for mortgage insurance. Because these reforms are not yet implemented by national supervisors or the Federal Banking Agencies, we cannot predict the mortgage insurance benefits or disadvantages, if any, that ultimately will be provided to lenders. If the Federal Banking Agencies implement the Basel framework in a manner that does not reward lenders for using mortgage insurance on high loan-to-value
mortgage loans, or if

lenders conclude that mortgage insurance does not provide sufficient capital incentives, Enact Holdings and our business and results of operations would be materially adversely affected.
Our U.S. life insurance subsidiaries may not be able to continue to mitigate the impact of Regulations XXX or AXXX and, therefore, they may incur higher operating costs that could have a material adverse effect on our business, financial condition and results of operations.
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
Additionally, there may be future regulatory, tax or other impacts to existing reserve funding structures and/or future refinancing, which could require us to increase statutory reserves or incur higher operating and/or tax costs. For example, effective January 1, 2017, the NAIC adopted an amended version of AG 48, which was subsequently codified in the Term and Universal Life Insurance Reserve Financing Model Regulation. This regulation becomes effective when formally adopted by the states; however, it is not clear what additional changes or state variations may emerge as the states continue to adopt this regulation. As a result, there is the potential for additional requirements making it more difficult and/or expensive for us to mitigate the impact of Regulations XXX and AXXX. To date, eight states have implemented the Term and Universal Life Insurance Reserve Financing Model Regulation, including Virginia, which is the state regulator for GLAIC, one of our principal life insurance subsidiaries. In the coming months, additional states are expected to adopt the model regulation because it will become an NAIC accreditation standard effective September 1, 2022, with enforcement to begin January 1, 2023.
Changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators could materially adversely affect our business, financial condition and results of operations.
Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting and reporting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. In addition, the required adoption of future accounting and reporting standards may result in significant costs to implement. For example, new accounting guidance (that is not yet effective for us) related to long-duration insurance contracts will likely materially impact our financial position and significantly reduce our equity upon adoption, including our equity at the accounting transition date of January 1, 2021, and could result in increased volatility in our results of operations, as well as other comprehensive income (loss). In addition, the implementation of this new accounting guidance or other proposals could require us to make significant changes to systems and use additional resources, resulting in significant incremental costs. See note 2 in “Part II—Item 8—Financial Statements and Supplementary Data” for additional details.
Operational Risks
If we are unable to retain, attract and motivate qualified employees or senior management, our results of operations, financial condition and business operations may be adversely impacted.
Our success is largely dependent on our ability to retain, attract and motivate qualified employees and senior management. We face intense competition in our industry for key employees with demonstrated ability, including actuarial, finance, legal, investment, risk, compliance and other professionals. Our ability to retain, attract and motivate experienced and qualified employees and senior management has been more challenging in light of our financial difficulties, announcements concerning expense reductions and from the demands being placed on our employees, as well as recruitment challenges due to the current labor shortage and low labor participation rate. In addition, our ability to attract, recruit, retain and motivate current and prospective employees may have been, or may in the future be, adversely impacted due to uncertainty and/or the company changing its strategic direction. Furthermore, as the future of work evolves and work arrangements, such as a remote work environment become more flexible and commonplace, our ability to compete for qualified employees could be further challenged. A remote work environment could expand competition among employers and may put us at a disadvantage if we are unable or unwilling to implement certain of these policies. We cannot be sure we will be able to attract, retain and motivate the desired workforce, and our failure to do so could have a material adverse effect on results of operations, financial condition and business operations. In addition, we may not be able to meet regulatory requirements relating to required expertise in various professional positions.
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
Enact Holdings’ reliance on key customers or distribution relationships could cause a loss of significant sales if one or more of those relationships terminate or are reduced.
Our businesses depend on our relationships with our customers, and in particular, our relationships with our largest lending customers in Enact Holdings. Customers place private mortgage insurance provided by Enact Holdings directly on loans that they originate, and they purchase loans that already have mortgage insurance coverage provided by Enact Holdings. Customer relationships may influence the amount of business written with Enact Holdings and the customer’s willingness to continue to approve Enact Holdings as a mortgage insurance provider for loans that they purchase. For example, Enact Holdings’ largest customer accounted for 14% of its total new insurance written in 2021 and its top five customers generated 28% of its new insurance written in 2021. An inability to maintain a relationship with one or more of these customers could have an adverse effect on the amount of new business Enact Holdings is able to write and consequently, our financial condition and results of operations. Enact Holdings ability to maintain business relationships and business volumes with its largest lending customers remains critical to the success of our business.
We cannot be certain that any loss of business from significant customers, or any single lender, would be replaced by other customers, existing or new. As a result of current market conditions and increased regulatory requirements, Enact Holdings’ lending customers may decide to write business only with a limited number of mortgage insurers or only with certain mortgage insurers, based on their views of the insurer’s pricing, service levels, underwriting guidelines, loss mitigation practices, financial strength, ratings or other factors.
Enact Holdings distributes its products through a wide variety of distribution methods, including through relationships with key distribution partners (including lender customers). These distribution partners are an integral part to Enact Holdings’ business model. We are at risk that key distribution partners may merge, change their distribution model affecting how Enact Holdings’ products are sold, or terminate their distribution contracts or relationships with them. In addition, timing of key distributor adoption of Enact Holdings’ new product offerings may impact sales of its products. Some distributors have, and in the future others may, elect to terminate or reduce their distribution relationships with Enact Holdings or our U.S. life insurance subsidiaries for a variety of reasons, such as the result of Genworth’s past financial challenges (including adverse ratings actions). Likewise, in the future, other distributors may terminate or reduce their relationships with Enact Holdings or our U.S. life insurance subsidiaries as a result of, among other things, Genworth’s past financial challenges re-emerging,
including future adverse developments in its business, adverse rating agency actions and concerns about market-related risks, or due to commission levels or the breadth of product offerings.
Enact Holdings competes with government-owned and government-sponsored enterprises, and this may put them at a competitive disadvantage on pricing and other terms and conditions.
Enact Holdings competes with the FHA and the VA, as well as certain local- and state-level housing finance agencies. Separately, the government-owned and government-sponsored enterprises, including Fannie Mae and Freddie Mac, compete with Enact Holdings through certain of their risk-sharing insurance programs. Those competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In addition, those governmental enterprises typically do not have the same capital requirements that Enact Holdings and other mortgage insurance companies have and therefore may have financial flexibility in their pricing and capacity that could put Enact Holdings at a competitive disadvantage. In the event that a government-owned or sponsored entity decides to change prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit or risk management motive, Enact Holdings may be unable to compete effectively, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our computer systems may fail or be compromised, and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, which could damage our reputation, impair our ability to conduct business effectively, result in enforcement action or litigation, and materially adversely affect our business, financial condition and results of operations.
Our business is highly dependent upon the effective operation of our computer systems. We also have arrangements in place with our partners and other third-party service providers through which we share and receive information. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. Despite the implementation of security and back-up
measures, our computer systems and those of our partners and third-party service providers have been, and may be in the future,

vulnerable to physical or electronic intrusions, computer viruses or other attacks, system failures, programming errors, employee and third-party errors or wrongdoing, and similar disruptive problems. The failure of these systems for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, financial condition or results of operations.
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
The area of cybersecurity and data privacy have come under increased scrutiny in recent years, with various countries, government agencies and insurance regulators introducing and/or passing legislation in an attempt to safeguard personal information from the escalating cybersecurity treats. For additional details, see “Item 1. Business—Regulation—Other Laws and Regulations—Cybersecurity” and “Item 1. Business—Regulation—Other Laws and Regulations—Privacy of Consumer Information.” We have implemented internal policies, practices and controls designed to comply with applicable data privacy and security laws. Failure to comply with these laws may result in enforcement action, litigation, monetary fines, or other penalties, which could have a material adverse effect on our business, financial condition, and reputation.
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

Insurance and Product-Related Risks
Enact Holdings may be unable to maintain or increase capital in its mortgage insurance subsidiaries in a timely manner, on anticipated terms or at all, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required.
Enact Holdings intends to continue to support its increased capital needs to promote its growth, maximize its value and to meet its regulatory capital requirements, including as a result of PMIERs. Our ability to support the capital needs of Enact Holdings are limited. See “—We may be unable to successfully execute our strategic plans to strengthen our financial position and create long-term shareholder value.” Accordingly, we are largely reliant on Enact Holdings to support its own capital needs. Furthermore, our current plans do not include any additional minority sales resulting in Genworth owning less than 80% of Enact Holdings, accordingly, Enact Holdings ability to raise additional capital by issuing its stock to third parties is limited. As of December 31, 2021 and 2020, Enact Holdings met the PMIERs financial and operational requirements. In order to continue to provide a prudent level of financial flexibility in connection with the PMIERs capital requirements given the dynamic nature of asset valuations, requirement changes over time and recent conditions and restrictions imposed by the GSEs, Enact Holdings may be required to execute future financing transactions, including additional credit risk transfer transactions and contributions of its holding company cash. See “—If Enact Holdings is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact Holdings to hold amounts of capital that are higher than planned or otherwise, Enact Holdings may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
The implementation of any further credit risk transfer transactions depends on a number of factors, including but not limited to, market conditions, third-party approvals or other actions (including approval by regulators and the GSEs), and other factors which are outside Enact Holdings’ control, and therefore we cannot be sure Enact Holdings will be able to successfully implement these actions on the anticipated timetable and terms, or at all. Even if Enact Holdings is able to successfully implement these actions, there is no assurance they will be able to achieve the anticipated benefits from the actions.
Our financial condition, results of operations, long-term care insurance products and/or our reputation in the market may be adversely affected if our U.S. life insurance subsidiaries are unable to implement premium rate increases and associated benefit reductions on in-force
long-term care insurance policies by enough or quickly enough.
The continued viability of our long-term care insurance business, as well as that of GLIC and GLICNY, is based on our ability to obtain significant premium rate increases and associated benefit reductions on our in-force
long-term care insurance products. The adequacy of our current long-term care insurance reserves also depends significantly on our assumptions regarding our ability to successfully execute our in-force
rate action plan through premium rate increases and associated benefit reductions. We include assumptions for future in-force
rate actions, which includes assumptions for significant premium rate increases and associated benefit reductions that have been approved or are anticipated to be approved (including premium rate increases and associated benefit reductions not yet filed), in our determination of loss recognition testing of our long-term care insurance reserves under U.S. GAAP and asset adequacy testing of our statutory long-term care insurance reserves. In 2021, our long-term care insurance block, excluding our acquired block, includes an assumption for future in-force
rate actions (anticipated to be approved, including premium rate increases and associated benefit reductions not yet filed) of approximately $9.0 billion in its loss recognition testing.
Although the terms of our long-term care insurance policies permit us to increase premiums under certain circumstances during the premium-paying period, these increases generally require regulatory approval, which can often take a long time to obtain and may not be obtained in all relevant jurisdictions or for the full amounts requested. In addition, some states have adopted, or are considering adopting long-term care insurance rate increase legislation that would further limit increases in long-term care insurance premium rates beyond the statutes and regulations previously adopted in certain states, which would adversely impact our ability to achieve anticipated rate increases. Furthermore, some states have refused to approve actuarially justified rate actions.
We will not be able to realize our future premium rate increases and associated benefit reductions in the future if we cannot obtain the required regulatory approvals. In this event, we would have to increase our long-term care insurance reserves by amounts that would likely be material and would result in a material adverse impact. Moreover, we may not be able to sufficiently mitigate the impact of unexpected adverse experience through premium rate increases and associated benefit reductions. Given the claims history in our long-term care insurance business and its related pressure to reserve levels and earnings, and the expectation that claims will continue to rise due to the aging of the block and higher incidence and severity, among other factors, absent future premium rate increases and associated benefit reductions, our results of operations, capital levels, RBC and financial condition would be materially adversely affected. In addition, if the timing of our future premium rate increases and associated benefit reductions takes longer to achieve than originally assumed, we would likely record higher reserves with no offsetting premiums and associated benefit reductions from in-force
rate actions to mitigate the negative impact, which would likely result in an operating loss for our long-term care insurance business.
Policyholders may be unwilling or unable to pay the increased premium rates we seek to charge. We cannot predict how our policyholders and regulators may react to any in-force
rate increases, nor can we predict if regulators will approve requested in-force
rate increases. In certain circumstances, our policyholders have brought legal action against us due to alleged misleading and inadequate disclosures regarding premium rate increases, see “—Litigation and regulatory investigations or other actions are common in the insurance business and may result in financial losses and harm our reputation” and note 20 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.
Reinsurance may not be available, affordable or adequate to protect us against losses.
As part of our overall risk and capital management strategy, we purchase reinsurance from external reinsurers, use credit risk transfer transactions and provide internal reinsurance support for certain risks underwritten by our various business segments. These reinsurance arrangements and credit risk transfer transactions are intended to enable our businesses to transfer risks in exchange for some of the associated economic benefits and, as a result, improve our statutory capital position, manage risk to within our tolerance level and improve the PMIERs position of Enact Holdings. The availability and cost of reinsurance protection are impacted by our operating and financial performance, including ratings, as well as conditions beyond our control. For example, our insurance subsidiaries low financial strength ratings may reduce the availability of certain types of reinsurance and make it more costly when it is available, as reinsurers are less willing to take on credit risk in a volatile market. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain new reinsurance or renew existing reinsurance arrangements on acceptable terms, or at all, which could increase our risk and adversely affect our ability to obtain statutory capital credit for new reinsurance or could require us to make capital contributions to maintain regulatory capital requirements. Likewise, our U.S. mortgage insurance subsidiaries have incurred higher expenses associated with credit risk transfer transactions during 2020 and 2021 for a variety of reasons, including
COVID-19
and may be unable to obtain new transactions on acceptable terms or at all in the future. Absent the availability and affordability to enter into new credit risk transfer transactions, the ability of Enact Holdings to obtain PMIERs or statutory credit for new transactions would be adversely impacted. See “—If Enact Holdings is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact Holdings to hold amounts of capital that are higher than planned or otherwise, Enact Holdings may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
We also manage risk and capital allocated to our long-term care insurance business through utilization of external reinsurance in the form of coinsurance. We executed external reinsurance agreements to reinsure 20% of all sales of our individual long-term care insurance products that have been introduced since early 2013. External new business reinsurance is dependent on a number of factors, including price, availability, risk tolerance and capital levels. Our U.S. life insurance subsidiaries have also executed external reinsurance agreements to reinsure sales of some of their older blocks of long-term care insurance products (10% of new business issued from 2003 to 2008; 20% to 30% of new business issued from 2009 to 2011; and 40% of new business issued from 2011 to early 2013). We also have external reinsurance on some older blocks of business which includes a treaty on a yearly renewable term basis on business that was written between 1998 and 2003. This yearly renewable term reinsurance provides coverage for claims on those policies for 15 years after the policy was written. After 15 years, reinsurance coverage ends for policies not on claim, while reinsurance coverage continues for policies on claim until the claim ends. The
15-year
coverage on the policies written in 2003 expired in 2018; therefore, any new claims will not have reinsurance coverage under this treaty. Since 2013, we have seen, and may continue to see, an increase in our benefit costs as policies with reinsurance coverage exhaust their benefits or terminate and policies which are not covered by reinsurance go on claim. Over time, there can be no assurance that affordable, or any, reinsurance will continue to be available.
A decrease in the volume of high
loan-to-value
home mortgage originations or an increase in the volume of mortgage insurance cancellations could result in a decline in Enact Holdings’ revenue.
Enact Holdings provides mortgage insurance primarily for high loan-to-value
mortgages. Factors that could lead to a decrease in the volume of high loan-to-value
mortgage originations include, but are not limited to:

•	an increase in the level of home mortgage interest rates and a reduction or loss of mortgage interest deductibility for federal income tax purposes;

•	implementation of more rigorous mortgage lending regulation;

•	a decline in economic conditions generally, or in conditions in regional and local economies;

•	the level of consumer confidence, which may be adversely affected by economic instability, war or terrorist events;

•	an increase in the price of homes relative to income levels;

•	adverse population trends, including lower homeownership rates;

•	high rates of home price appreciation, which for refinancings affect whether refinanced loans have loan-to-value ratios that require mortgage insurance; and

•	changes in government housing policy encouraging loans to first-time home buyers.
A decline in the volume of high
loan-to-value
mortgage originations would reduce the demand for mortgage insurance and, therefore, could have a material adverse effect on Enact Holdings and our financial condition and results of operations.
In addition, each year, Enact Holdings recognizes a significant percentage of its earned premiums from renewal premiums on insurance policies written in previous years. For the year ended December 31, 2021, we estimate that approximately 84% of Enact Holdings’ gross earned premiums were renewal premiums compared to approximately 85% and 88% for the years ended December 31, 2020 and 2019, respectively. As a result, the length of time insurance remains in-force
is an important determinant of Genworth’s mortgage insurance revenues. Fannie Mae, Freddie Mac and many other mortgage investors generally permit a homeowner to ask the loan servicer to cancel the borrower’s obligation to pay for mortgage insurance when the principal amount of the mortgage falls below 80% of the home’s value. Factors that tend to reduce the length of time our mortgage insurance remains in-force
include:

•
declining interest rates, which may result in the refinancing of the mortgages underlying the insurance policies with new mortgage loans that may not require mortgage insurance or that Enact Holdings does not insure;

•
significant appreciation in the value of homes, which causes the size of the mortgage to decrease below 80% of the value of the home and enables the borrower to request cancellation of the mortgage insurance; and

•	changes in mortgage insurance cancellation requirements or procedures under applicable federal law or mortgage insurance cancellation practices by mortgage lenders and investors.
Any change in the methodology by which servicers determine the cancellation dates of mortgage insurance under HOPA; GSE requirements or otherwise, including as a result of changes in law or regulation; GSE rules or guidance, including changes in response to
COVID-19
or homeowner affordability initiatives; and/or for any other reason, could reduce the amount of Enact Holdings’ insurance in-force
and may have a material adverse effect on our financial condition and results of operations.
Enact Holdings’ primary persistency rates were 62%, 59% and 76% for the years ended December 31, 2021, 2020 and 2019, respectively. A decrease in persistency generally would reduce the amount of Enact Holdings’ insurance in-force
and could have a material adverse effect on our financial condition and results of operations. Conversely, higher persistency on certain products, especially A minus,
Alt-A,
ARMs and certain 100%
loan-to-value
loans, could have a material adverse effect if claims generated by such products remain elevated or increase.
The amount of mortgage insurance written by Enact Holdings could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected.
There are a variety of alternatives to private mortgage insurance that may reduce the amount of mortgage insurance written by Enact Holdings. These alternatives include:

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
The degree to which lenders or borrowers may select these alternatives now, or in the future, is difficult to predict. As one or more of the alternatives described above, or new alternatives that enter the market, are chosen over private mortgage insurance, Enact Holdings’ revenue could be adversely impacted. The loss of business in general or the specific loss of more profitable business in Enact Holdings could have a material adverse effect on our results of operations and financial condition.
Enact Holdings is exposed to potential liabilities in connection with its U.S. contract underwriting services which could have a material adverse effect on our business, financial condition and results of operations.
Enact Holdings offers contract underwriting services to certain of its mortgage lenders, pursuant to which its employees and contractors work directly with the lender to determine whether the data relating to a borrower and a proposed loan contained in a mortgage loan application file complies with the lender’s loan underwriting guidelines or the investor’s loan purchase requirements. In connection with that service, Enact Holdings also compiles the application data and submits it to the automated underwriting systems of Fannie Mae and Freddie Mac, which independently analyze the data to determine if the proposed loan complies with their investor requirements.
Under contract underwriting agreement terms, Enact Holdings agrees to indemnify the lender against losses incurred in the event material errors are made by its contract underwriters in determining whether loans meet specified underwriting or purchase criteria, subject to contractual limitations. As a result, Enact Holdings assumes credit and processing risk in connection with its contract underwriting services. If Enact Holdings’ reserves for potential claims in connection with its contract underwriting services are inadequate as a result of differences between its estimates and assumptions or other reasons, Enact Holdings may be required to increase its underlying reserves, which could materially adversely affect our results of operations and financial condition.
Enact Holdings’ delegated underwriting program may subject its mortgage insurance subsidiaries to unanticipated claims.
Certain of Enact Holdings’ customers commit to insure loans that use Enact Holdings pre-established
guidelines under delegated underwriting authority. Delegated underwriting represents approximately 66% of Enact Holdings total new insurance written by loan count for the years ended December 31, 2021 and 2020. Once a customer is accepted into Enact Holdings delegated underwriting program, a loan originated by that customer is generally insured without validating the accuracy of the data submitted, investigated for fraud or reviewed to ensure the customer followed the pre-established
guidelines for delegated underwriting. Under this program, it is possible a customer could insure a material number of loans that would fail Enact Holdings pre-established
guidelines for delegated underwriting but pass its model, among other criteria, before Enact Holdings discovers the problem and terminates the customer’s delegated underwriting authority. Although coverage on such loans may be rescindable or otherwise limited under the terms of Enact Holdings’ master policies, the burden of establishing the right to rescind or deny coverage lies with the insurer. To the extent that Enact Holdings’ customers exceed their delegated underwriting authorities, our business, results of operations and financial condition could be materially adversely affected.
Medical advances, such as genetic research and diagnostic imaging, and related legislation could materially adversely affect the financial performance of our life insurance, long-term care insurance and annuity businesses.
Genetic testing research and discovery is advancing at a rapid pace. Though some of this research is focused on identifying the genes associated with rare diseases, much of the research is focused on identifying the genes associated with an increased risk of various diseases such as diabetes, heart disease, cancer and Alzheimer’s disease. Diagnostic testing utilizing various blood panels or imaging techniques, including the use of artificial intelligence, may allow clinicians to detect similar diseases during an earlier treatment phase and prescribe more acute medicine or treatments. We believe that if an individual learns through such testing that they are predisposed to a condition that may reduce their life expectancy or increase their chances of requiring long-term care, they potentially will be more likely to purchase life and long-term care insurance policies or avoid lapsing their existing policy. In contrast, if an individual learns that they lack the genetic predisposition to develop the conditions that reduce longevity or require long-term care, they potentially will be less likely to purchase life and long-term care insurance products or allow their life and long-term care insurance policies to lapse, but would be more likely to purchase certain annuity products.
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
In addition to earlier diagnosis or knowledge of disease risk, medical advances may also lead to newer forms of preventive care which could improve an individual’s overall health and/or longevity. If this were to occur, the duration of payments made by us under certain forms of life insurance policies or annuity contracts would likely increase thereby reducing our profitability on those products. Conversely, slower progressing medical advances, particularly in the areas of cognitive decline, could adversely impact our long-term care insurance business as policyholders may remain on claim for a long period of time resulting in higher severity and duration of claims.
Other General Risk
The occurrence of natural or
man-made
disasters or a public health emergency, including pandemics, could materially adversely affect our business, financial condition and results of operations.
We are exposed to various risks arising out of natural disasters, including fires, earthquakes, hurricanes, floods and tornadoes, many of which could be exacerbated by climate change. The risk of a public health emergency, including from a pandemic, exposes us to risks similar to those experienced during
COVID-19.
For example, a future pandemic, similar to
COVID-19,
could disrupt our computer systems and our ability to conduct or process business, as well as lead to unexpected changes in mortgage borrower, policyholder and contractholder behavior. We are also exposed to the continued threat of terrorism, military actions and other man-made
disasters, which may cause significant volatility in global financial markets and could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas, as well as an adverse effect on home prices in those areas, which could result in increased loss experience in our mortgage insurance subsidiaries. Disasters or a public health emergency, including a pandemic, could also disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

Item 1B.	Unresolved Staff Comments
We have no unresolved comments from the staff of the SEC.

Item 2.	Properties
Genworth owns a headquarters campus facility in Richmond, Virginia, which consists of approximately 450,000 square feet in four buildings, as well as one facility in Lynchburg, Virginia with approximately 210,000 square feet. In addition, Genworth leases office space of approximately 89,000 square feet and 11,000 square feet in Richmond and Lynchburg, Virginia, respectively, and another 66,000 square feet of office space in 4 locations throughout the United States. One of Genworth’s international subsidiaries leases office space, but most of the prior international leasing arrangements expired in 2021 and were not renewed. Enact Holdings leases its headquarters facility in Raleigh, North Carolina, which consists of approximately 129,000 square feet, and also leases one other office space of approximately 2,000 square feet in Washington, D.C.
Genworth is adapting to the changing corporate environment and the future of work. As part of these efforts, Genworth has commenced a project to consider options to re-develop
its headquarters campus in Richmond, Virginia. The current plan is to build a robust, sustainable, mixed-use
development that will include a new headquarters building rightsized for Genworth’s future needs. This development would be a multiphase process spanning several years. Currently, the vast majority of Genworth’s employees remain working from home; however, as management carefully considers and plans to return to a traditional office work environment, on a full or hybrid basis, Genworth has leased other office space in Richmond, Virginia to use as its interim headquarters until the re-development
of its Richmond headquarter campus facility is completed. This lease is included in the leasing agreements described above.

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
Market for Common Stock
Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “GNW.” As of February 16, 2022, we had 286 holders of record of our Class A Common Stock.
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
In April 2021, we were included in the S&P SmallCap 600 Index, which is more representative of our total market capitalization. The following graph compares the cumulative total stockholder return on our Class A Common Stock with the cumulative total stockholder return on the S&P 500 Stock Index, S&P 500 Insurance Index, S&P SmallCap 600 Index and S&P SmallCap 600 Insurance Index.
Comparison of Cumulative Five Year Total Return

	2016	2017	2018	2019	2020	2021
Genworth Financial, Inc.	$100.00	$81.63	$122.31	$115.49	$99.21	$106.30
S&P 500 ®	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
S&P 500 Insurance Index	$100.00	$116.19	$103.17	$133.48	$132.90	$175.58
S&P SmallCap 600 Index	$100.00	$113.23	$103.63	$127.24	$141.60	$179.58
S&P SmallCap 600 Insurance Index	$100.00	$107.22	$109.19	$125.45	$128.73	$135.19

Dividends
In November 2008, Genworth Financial’s Board of Directors suspended the payment of dividends to its shareholders and the repurchase of common stock under the Company’s stock repurchase program indefinitely. Given the significant improvement in the operating and financial performance of Genworth Financial and its subsidiaries, and the $2.1 billion of debt reduction in 2021, Genworth Financial’s Board of Directors will consider implementing a new share repurchase program and new dividend policy later in 2022. Any future capital management considerations are primarily dependent on the repayment of Genworth Holdings’ February 2024 debt and Enact Holdings’ future dividend policy. If Genworth Financial’s Board of Directors ultimately decides to approve a new share repurchase program or new dividend policy, any amounts used for the purpose of returning capital to Genworth Financial’s shareholders will be dependent on many factors. These factors will include, in addition to any other factors that may arise in the future, the receipt of dividends from Enact Holdings, intercompany cash tax payments from operating subsidiaries, Genworth’s operating results and financial condition, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, debt obligations of Genworth Holdings and Enact Holdings, our credit and financial strength ratings, the capital needs of our subsidiaries for future growth and other factors Genworth Financial’s Board of Directors deems relevant. We cannot assure you when, whether or at what level we will resume paying dividends on Genworth Financial’s common stock or resume a stock repurchase program.
See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in “Item 8—Financial Statements and Supplementary Data.”
Item 7 of our Annual Report on Form
10-K
generally discusses
year-to-year
comparisons between the years ended December 31, 2021 and 2020. Other than our “Consolidated Results of Operations–Executive Summary of Consolidated Financial Results” which includes comparative discussions between 2020 and 2019 that have been re-presented
to report our former Australian mortgage insurance business as discontinued operations, discussions of information related to 2019 and year-to-year
comparisons between 2020 and 2019 are not included in this Form
10-K.
Other than the aforementioned section
re-presented
to reflect our former Australia mortgage insurance business reported as discontinued operations, comparative discussions between 2020 and 2019 can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form
10-K
for the year ended December 31, 2020.
Overview
Our business
Genworth Financial, through its principal insurance subsidiaries, offers mortgage and long-term care insurance products. Genworth Financial is the parent company of Enact Holdings, a leading provider of private mortgage insurance in the United States through its mortgage insurance subsidiaries. Genworth Financial’s U.S. life insurance subsidiaries offer long-term care insurance and also manage in-force
blocks of life insurance and annuity products which are no longer sold. We report our business results through three operating business segments: Enact (formerly known as U.S. Mortgage Insurance); U.S. Life Insurance; and Runoff. We also have Corporate and Other activities. Our U.S. Life Insurance segment includes long-term care insurance, life insurance and fixed annuity products. The Runoff segment primarily includes variable annuity, variable life insurance and corporate-owned life insurance products, which have not been actively sold since 2011.
Our financial information
The financial information in this Annual Report on Form
10-K
has been derived from our consolidated financial statements.
Revenues and expenses
Our revenues consist primarily of the following:

•	Premiums. Premiums consist primarily of premiums earned on insurance products for mortgage, long-term care and term life insurance.

•
Net investment income.
Net investment income represents the income earned on our investments. For discussion of the change in net investment income, see the comparison for this line item under “—Investments and Derivative Instruments.”

•
Net investment gains (losses).
Net investment gains (losses) consist primarily of realized gains and losses from the sale of our investments, credit losses, unrealized and realized gains and losses from our equity securities, limited partnership investments and derivative instruments. For discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•
Policy fees and other income.
Policy fees and other income consists primarily of fees assessed against policyholder and contractholder account values, surrender charges, cost of insurance assessed on universal and term universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker/dealer commission revenues, fee revenue from contract underwriting services and other fees.
Our expenses consist primarily of the following:

•
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

•	Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

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

•
Interest expense.
Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or Enact Holdings and our non-recourse
funding obligations, and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits.

•
Income taxes.
We tax our businesses at the U.S. corporate federal income tax rate of 21%. Each segment is then adjusted to reflect the unique tax attributes of that segment, such as permanent differences between U.S. GAAP and tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other activities.

The effective tax rates disclosed herein are calculated using rounded numbers. As a result, the percentages shown may differ from an effective tax rate calculated using whole numbers.
We allocate corporate expenses to each of our operating segments using various methodologies, including based on the amount of capital allocated to each operating segment.

Consolidated Results of Operations
The following table sets forth the consolidated results of operations for the periods indicated:

				Increase (decrease) and
	Years ended December 31,			percentage change
(Amounts in millions)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Revenues:
Premiums	$3,435	$3,836	$3,725	$(401)	(10)%	$111	3%
Net investment income	3,370	3,227	3,164	143	4%	63	2%
Net investment gains (losses)	323	492	27	(169)	(34)%	465	NM (1)
Policy fees and other income	704	729	789	(25)	(3)%	(60)	(8)%

Total revenues	7,832	8,284	7,705	(452)	(5)%	579	8%

Benefits and expenses:
Benefits and other changes in policy reserves	4,383	5,214	5,059	(831)	(16)%	155	3%
Interest credited	508	549	577	(41)	(7)%	(28)	(5)%
Acquisition and operating expenses, net of deferrals	1,223	935	909	288	31%	26	3%
Amortization of deferred acquisition costs and intangibles	377	463	408	(86)	(19)%	55	13%
Interest expense	160	195	231	(35)	(18)%	(36)	(16)%

Total benefits and expenses	6,651	7,356	7,184	(705)	(10)%	172	2%

Income from continuing operations before income taxes	1,181	928	521	253	27%	407	78%
Provision for income taxes	263	230	139	33	14%	91	65%

Income from continuing operations	918	698	382	220	32%	316	83%
Income (loss) from discontinued operations, net of taxes	27	(486)	148	513	106%	(634)	NM (1)

Net income	945	212	530	733	NM (1)	(318)	(60)%
Less: net income from continuing operations attributable to noncontrolling interests	33	—	—	33	NM (1)	—	—%
Less: net income from discontinued operations attributable to noncontrolling interests	8	34	187	(26)	(76)%	(153)	(82)%

Net income available to Genworth Financial, Inc.’s common stockholders	$904	$178	$343	$726	NM (1)	$(165)	(48)%

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$885	$698	$382	$187	27%	$316	83%
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	19	(520)	(39)	539	104%	(481)	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders	$904	$178	$343	$726	NM (1)	$(165)	(48)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Unless otherwise stated, all references to net income (loss), net income (loss) per share, adjusted operating income (loss) and adjusted operating income (loss) per share found in “Item 7—Management’s Discussion and

Analysis of Financial Condition and Results of Operations” should be read as net income (loss) available to Genworth Financial, Inc.’s common stockholders, net income (loss) available to Genworth Financial, Inc.’s common stockholders per share, adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders and adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share, respectively.
Use of
non-GAAP
measures
Reconciliation of net income (loss) to adjusted operating income (loss)
We use
non-GAAP
financial measures entitled “adjusted operating income (loss)” and “adjusted operating income (loss) per share.” Adjusted operating income (loss) per share is derived from adjusted operating income (loss). Our chief operating decision maker evaluates segment performance and allocates resources on the basis of adjusted operating income (loss). We define adjusted operating income (loss) as income (loss) from continuing operations excluding the after-tax
effects of income (loss) from continuing operations attributable to noncontrolling interests, net investment gains (losses), gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, initial gains (losses) on insurance block transactions, restructuring costs and infrequent or unusual non-operating
items. Initial gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse
funding obligations, early termination fees for other financing restructuring and/or initial gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating
items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of estimated future credit losses, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, initial gains (losses) on insurance block transactions and restructuring costs are also excluded from adjusted operating income (loss) because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating
items are also excluded from adjusted operating income (loss) if, in our opinion, they are not indicative of overall operating trends.
While some of these items may be significant components of net income (loss) in accordance with U.S. GAAP, we believe that adjusted operating income (loss), and measures that are derived from or incorporate adjusted operating income (loss), including adjusted operating income (loss) per share on a basic and diluted basis, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. Management also uses adjusted operating income (loss) as a basis for determining awards and compensation for senior management and to evaluate performance on a basis comparable to that used by analysts. However, the items excluded from adjusted operating income (loss) have occurred in the past and could, and in some cases will, recur in the future. Adjusted operating income (loss) and adjusted operating income (loss) per share on a basic and diluted basis are not substitutes for net income (loss) or net income (loss) per share on a basic and diluted basis determined in accordance with U.S. GAAP. In addition, our definition of adjusted operating income (loss) may differ from the definitions used by other companies.
Adjustments to reconcile net income (loss) to adjusted operating income (loss) assume a 21% tax rate and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.

The following table presents a reconciliation of net income to adjusted operating income for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Net income available to Genworth Financial, Inc.’s common stockholders	$904	$178	$343
Add: net income from continuing operations attributable to noncontrolling interests	33	—	—
Add: net income from discontinued operations attributable to noncontrolling interests	8	34	187

Net income	945	212	530
Less: income (loss) from discontinued operations, net of taxes	27	(486)	148

Income from continuing operations	918	698	382
Less: net income from continuing operations attributable to noncontrolling interests	33	—	—

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	885	698	382
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(324)	(503)	(38)
(Gains) losses on early extinguishment of debt	45	9	—
Initial loss from life block transaction	92	—	—
Expenses related to restructuring	34	3	4
Taxes on adjustments	33	103	7

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$765	$310	$355

(1)
For the years ended December 31, 2021, 2020 and 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million, $(11) million and $(11) million, respectively.

In 2021, we paid a
pre-tax
make-whole premium of $6 million and $20 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in September 2021 and August 2023, respectively. We also repurchased $146 million principal amount of Genworth Holdings’ senior notes with 2021 maturity dates for a pre-tax
loss of $4 million and repurchased $91 million and $118 million principal amount of Genworth Holdings’ senior notes due in 2023 and 2024, respectively, for a pre-tax
loss of $15 million. During 2020, we repurchased $84 million principal amount of Genworth Holdings’ senior notes with 2021 maturity dates for a pre-tax
gain of $4 million. In January 2020, we paid a
pre-tax
make-whole expense of $9 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and Rivermont Life Insurance Company I (“Rivermont I”), our indirect wholly-owned special purpose consolidated captive insurance subsidiary, early redeemed all of its $315 million outstanding non-recourse
funding obligations originally due in 2050 resulting in a
pre-tax
loss of $4 million from the
write-off
of deferred borrowing costs. These transactions were excluded from adjusted operating income as they relate to gains (losses) on the early extinguishment of debt.
In the fourth quarter of 2021, we recorded a
pre-tax
loss of $92 million as a result of ceding certain term life insurance policies as part of a life block transaction.
In 2021, 2020 and 2019, we recorded a
pre-tax
expense of $34 million, $3 million and $4 million, respectively, related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.
Earnings per share
The following table provides basic and diluted earnings per common share for the years ended December 31:

				Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$1.75	$1.38	$0.76	$0.37	27%	$0.62	82%

Diluted	$1.72	$1.36	$0.75	$0.36	26%	$0.61	81%

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$1.78	$0.35	$0.68	$1.43	NM (1)	$(0.33)	(49)%

Diluted	$1.76	$0.35	$0.67	$1.41	NM (1)	$(0.32)	(48)%

Adjusted operating income available to Genworth
Financial, Inc.’s common stockholders per share:
Basic	$1.51	$0.61	$0.71	$0.90	147%	$(0.10)	(14)%

Diluted	$1.48	$0.61	$0.70	$0.87	143%	$(0.09)	(13)%

Weighted-average common shares outstanding:
Basic	506.9	505.2	502.9

Diluted	514.7	511.6	509.7

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Diluted weighted-average shares outstanding reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation.

The following table presents a summary of adjusted operating income (loss) for our segments and Corporate and Other activities for the years ended December 31:

				Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Adjusted operating income (loss) available to Genworth
Financial, Inc.’s common stockholders:
Enact segment	$520	$381	$568	$139	36%	$(187)	(33)%
U.S. Life Insurance segment:
Long-term care insurance	445	237	57	208	88%	180	NM (1)
Life insurance	(269)	(247)	(181)	(22)	(9)%	(66)	(36)%
Fixed annuities	91	78	69	13	17%	9	13%

U.S. Life Insurance segment	267	68	(55)	199	NM (1)	123	NM (1)

Runoff segment	54	43	56	11	26%	(13)	(23)%
Corporate and Other activities	(76)	(182)	(214)	106	58%	32	15%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$765	$310	$355	$455	147%	$(45)	(13)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Executive Summary of Consolidated Financial Results
Below is an executive summary of our consolidated financial results for the periods indicated. Amounts included within this “Executive Summary of Consolidated Financial Results” are net of taxes, unless otherwise indicated.
For a discussion of selected financial information and detailed descriptions of operating performance measures see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”
2021 compared to 2020

•
Net income for the years ended December 31, 2021 and 2020 was $904 million and $178 million, respectively, and adjusted operating income was $765 million and $310 million, respectively. Our Enact segment drove our December 31, 2021 consolidated financial results, reporting $520 million of adjusted operating income, an increase of 36% compared to the year ended December 31, 2020. Our U.S. Life Insurance segment reported adjusted operating income of $267 million in 2021 driven mostly by favorable long-term care insurance operating results, which reported adjusted operating income of $445 million for the year ended December 31, 2021, an increase of 88% compared to the year ended December 31, 2020. These improvements were partially offset by an adjusted operating loss of $269 million in our life insurance business. The following is a summary comparison of adjusted operating income (loss) for our segments and Corporate and Other activities:

•	Our Enact segment had adjusted operating income of $520 million and $381 million in 2021 and 2020, respectively.

•
The increase was primarily attributable to lower losses mainly from lower new delinquencies and net favorable reserve adjustments of $17 million in 2021 compared to unfavorable reserve adjustments of $51 million in 2020.

•	These improvements were partially offset by higher interest expense associated with Enact Holdings’ senior notes issued in August 2020, an increase in operating costs and the minority

IPO of Enact Holdings that closed in September 2021, which reduced Genworth Financial’s ownership percentage to 81.6% and resulted in lower net income of $33 million in 2021.

•	Our U.S. Life Insurance segment had adjusted operating income of $267 million and $68 million in 2021 and 2020, respectively.

•	Long-term care insurance:

•
Adjusted operating income increased $208 million primarily from higher net investment income, as well as higher premiums and reduced benefits of $212 million in 2021 from in-force
rate actions approved and implemented, which included a net favorable impact from policyholder benefit reduction elections made as part of a legal settlement.

•	The increase was also attributable to favorable development on incurred but not reported (“IBNR”) claims.

•	The year ended December 31, 2020 included higher claim reserves of $157 million associated with changes to incidence and mortality experience driven by COVID-19, which we believe are temporary.

•	Life insurance:

•
The adjusted operating loss increased $22 million mainly attributable to an unfavorable unlocking of $70 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2021 compared to a favorable unlocking of $60 million in 2020 (see “—Critical Accounting Estimates” for additional information).

•
The higher loss was also attributable to higher mortality in 2021 compared to 2020 and higher DAC impairments of $42 million in 2021 in our universal and term universal life insurance products principally due to lower future estimated gross profits.

•	The higher loss was partially offset by lower lapses primarily associated with our large 20-year term life insurance block written at the end of 2000 as it entered its post-level premium period.

•	Fixed annuities:

•
Adjusted operating income increased $13 million mainly attributable to lower reserves and DAC amortization in our fixed indexed annuities driven by favorable changes in interest rates and equity markets.

•	These improvements were partially offset by lower net spreads in 2021.

•	Our Runoff segment had adjusted operating income of $54 million and $43 million in 2021 and 2020, respectively.

•	The increase was primarily due to favorable equity market and interest rate performance in 2021.

•	These improvements were partially offset by lower investment income in 2021.

•	The year ended December 31, 2020 included an unfavorable assumption update of $5 million.

•	Corporate and Other activities had an adjusted operating loss of $76 million and $182 million in 2021 and 2020, respectively.

•
The decrease in the loss was primarily related to lower interest expense, higher tax benefits of $21 million from a reduction in uncertain tax positions due to the expiration of certain statute of limitations and lower operating costs in 2021.

2020 compared to 2019

•
Net income for the years ended December 31, 2020 and 2019 was $178 million and $343 million, respectively, and adjusted operating income was $310 million and $355 million, respectively. Our U.S. Life Insurance segment reported adjusted operating income of $68 million in 2020 driven mostly by favorable long-term care insurance operating results, which reported adjusted operating income of $237 million for the year ended December 31, 2020, an increase of $180 million compared to the year ended December 31, 2019. This improvement was more than offset by an adjusted operating loss of $247 million in our life insurance business and lower adjusted operating income of $187 million in our Enact segment in 2020 compared to 2019. The following is a summary comparison of adjusted operating income (loss) for our segments and Corporate and Other activities:

•	Our Enact segment had adjusted operating income of $381 million and $568 million in 2020 and 2019, respectively.

•
The decrease was primarily attributable to higher losses largely from new delinquencies driven in large part by a significant increase in borrower forbearance as a result of
COVID-19,
reserve strengthening of $51 million on existing delinquencies and from lower net benefits from cures and aging of existing delinquencies in 2020.

•
These decreases were partially offset by higher premiums largely driven by higher insurance in-force
and an increase in single premium policy cancellations primarily due to higher mortgage refinancing in 2020.

•
The year ended December 31, 2019 included favorable reserve adjustments of $18 million mostly associated with lower expected claim rates and a favorable adjustment of $11 million related to our single premium earnings pattern review.

•	Our U.S. Life Insurance segment had adjusted operating income of $68 million in 2020 compared to an adjusted operating loss of $55 million in 2019.

•	Long-term care insurance:

•
Adjusted operating income increased $180 million primarily from an increase in claim terminations driven mostly by higher mortality, as well as favorable development on IBNR claims and higher investment income in 2020.

•	We also increased reserves by $157 million in 2020 to account for changes to incidence and mortality experience driven by COVID-19.

•	Life insurance:

•
The adjusted operating loss increased $66 million predominantly attributable to higher reserves in our
10-year
term universal life insurance block as it entered its post-level premium period during the premium grace period, higher mortality in 2020 compared to 2019, higher lapses primarily associated with our large
20-year
term life insurance block as it entered its post-level premium period and a DAC impairment of $50 million in 2020.

•
The higher loss was partially offset by a favorable unlocking of $60 million in our term universal and universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2020 compared to unfavorable unlocking of $107 million in 2019 (see “—Critical Accounting Estimates” for additional information).

•	Fixed annuities:

•	Adjusted operating income increased $9 million predominantly from $39 million of unfavorable charges related to loss recognition testing in 2019 that did not recur (see

“—Critical Accounting Estimates—Future policy benefits” for additional information) and lower interest credited due to block runoff.

•	These improvements were partially offset by lower net spreads in 2020.

•	Our Runoff segment had adjusted operating income of $43 million and $56 million in 2020 and 2019, respectively.

•	The decrease was predominantly due to less favorable equity market performance, an unfavorable assumption update of $5 million and a decline in interest rates in 2020.

•	These decreases were partially offset by higher net spreads in 2020.

•	Corporate and Other activities had an adjusted operating loss of $182 million and $214 million in 2020 and 2019, respectively.

•	The decrease in the loss was primarily related to lower interest expense in 2020.

•	This improvement was partially offset by lower income tax benefits in 2020.
Significant Developments and Strategic Highlights
The periods under review include, among others, the following significant developments and steps taken in the execution of our strategic priorities.
Enact

•	PMIERs compliance:

•	Enact’s PMIERs sufficiency ratio was 165% or $2,003 million above the published PMIERs requirements as of December 31, 2021.

•
As of December 31, 2021, Enact had estimated available assets of $5,077 million against $3,074 million net required assets under PMIERs compared to available assets of $4,588 million against $3,359 million net required assets as of December 31, 2020 (PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE restrictions imposed on Enact Holdings).

•
The increase in the PMIERs sufficiency was driven by a higher volume of credit risk transfer transactions, elevated lapse driven by prevailing low interest rates, business cash flows and lower delinquencies, partially offset by elevated new insurance written.

•
As of December 31, 2021 and 2020, Enact’s PMIERs required assets benefited by $390 million and $1,046 million, respectively, from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing
loans.

For additional information related to PMIERs, see “Item 1—Business—Regulation—Enact—Mortgage Insurance Regulation—Other U.S. Regulation and Agency Qualification Requirements.”

•	Dividends:

•	Enact Holdings paid a dividend of $163 million to Genworth Holdings in the fourth quarter of 2021.

•	Enact Holdings intends to develop a formal dividend policy and initiate a regular common dividend during 2022.

•	Enact Holdings’ dividend policy is a critical piece in determining Genworth’s future cash flows, and once set, it could help pave the way for returning capital to Genworth Financial shareholders.

U.S. Life Insurance

•	Cumulative economic benefit from in-force rate actions:

•	During 2021, we continued to make strong progress on our long-term care insurance in-force rate action plan.

•
We estimate that the cumulative economic benefit of our long-term care insurance multi-year in-force
rate action plan through 2021 was approximately $19.6 billion, on a net present value basis, of the total expected amount required of $28.7 billion.

•	Completion of annual long-term care insurance assumption review:

•
In the fourth quarter of 2021, we completed a review of our assumptions and methodologies of our claim reserves and future policy benefits for our long-term care insurance business and completed loss recognition testing.

•	We made no changes to our existing claim reserves, as experience in the aggregate was in line with expectations.

•	The 2021 U.S. GAAP margins for our long-term care insurance business remained within the range of approximately $0.5 billion to $1.0 billion.

•	Completion of annual life insurance assumption review:

•	We also completed a review of our assumptions and methodologies of our life insurances business and completed loss recognition testing in the fourth quarter of 2021.

•	The loss recognition testing margin for our term life insurance products remained positive in 2021.

•
As part of our review in the fourth quarter of 2021, we recorded a $70 million after-tax
expense to net income in our universal and term universal life insurance products primarily related to higher pre-COVID-19
mortality experience.

For additional information see “—Critical Accounting Estimates.”

•	Completion of a life block transaction:

•	In the fourth quarter of 2021, we recorded an after-tax loss of $73 million as a result of ceding certain term life insurance policies as part of a life block transaction.

•	This transaction generated statutory capital in excess of approximately $170 million for our U.S. life insurance subsidiaries.
Liquidity and Capital Resources

•	Execution of strategic plan to reduce debt maturities:

•	We continue to focus on deleveraging with a goal of reducing debt at Genworth Holdings, the issuer of our outstanding public debt, to approximately $1.0 billion over time.

•	During 2021, Genworth Holdings repaid approximately $2.1 billion of debt and other obligations, including the repayment of the AXA promissory note.

•	As of December 31, 2021, Genworth Holdings had outstanding $1.2 billion of long-term debt, with no debt maturities until February 2024.

•	During the year ended December 31, 2021 and the first quarter of 2022, Genworth Holdings redeemed and repurchased the following:

•	Redemption and repurchase of Genworth Holdings’ August 2023 senior notes. On December 15, 2021, Genworth Holdings early redeemed its remaining 4.90% senior notes originally scheduled to mature in August 2023. The senior notes were fully redeemed with a cash payment of $334 million, including accrued interest and a make-whole premium. During the fourth quarter of 2021 and prior to the early redemption, Genworth Holdings repurchased $91 million of its August 2023 senior notes for a pre-tax
loss of $9 million.

•
Repurchase of Genworth Holdings’ February 2024 senior notes.
In the fourth quarter of 2021, Genworth Holdings repurchased $118 million principal amount of its 4.80% senior notes due in February 2024 for a pre-tax
loss of $6 million. During the first quarter of 2022 and as of February 18, 2022, Genworth Holdings repurchased $33 million principal amount of its 4.80% senior notes due in February 2024.

•
Redemption and repurchase of Genworth Holdings’ September 2021 senior notes.
On July 21, 2021, Genworth Holdings early redeemed its remaining 7.625% senior notes originally scheduled to mature in September 2021. The senior notes were fully redeemed with a cash payment of $532 million, including accrued interest and a make-whole premium. During the first half of 2021 and prior to the early redemption, Genworth Holdings repurchased $146 million principal amount of its September 2021 senior notes for a pre-tax
loss of $4 million.

•
Redemption of Genworth Holdings’ February 2021 senior notes.
On February 16, 2021, Genworth Holdings redeemed its 7.20% senior notes with a cash payment of $350 million, comprised of the outstanding principal balance and accrued interest.

See note 12 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information on our long-term borrowings.

•
Repayment of the AXA promissory note.
In connection with the Genworth Australia sale, Genworth Holdings made a mandatory principal payment to AXA of approximately £176 million ($245 million) in March 2021. The mandatory payment fully repaid the first installment obligation originally due to AXA in June 2022 and partially prepaid the September 2022 installment payment. On September 21, 2021, Genworth Holdings used a portion of the net proceeds from the minority IPO of Enact Holdings to repay the remaining outstanding balance of the secured promissory note of approximately £215 million ($296 million). In addition, in February 2022, Genworth Holdings paid AXA the majority of the remaining unprocessed claims of approximately $30 million.

See note 23 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.
Completion of Enact Holdings IPO and Dispositions

•	Completion of minority IPO of Enact Holdings:

•	On September 20, 2021, we completed a minority IPO of Enact Holdings and received net proceeds of approximately $529 million.

•	Following the completion of the minority IPO, Genworth Financial beneficially owns through its subsidiaries approximately 81.6% of the common shares of Enact Holdings.
See note 22 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

•	Sale of our Australian mortgage insurance business:

•	On March 3, 2021, we completed the sale of our entire ownership interest of approximately 52% in Genworth Australia through an underwriting agreement.

•	We sold our approximately 214.3 million shares of Genworth Australia for AUD2.28 per share and received approximately AUD483 million ($370 million) in net cash proceeds.
See note 23 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.
Results of Operations and Selected Financial and Operating Performance Measures by Segment
Our chief operating decision maker evaluates segment performance and allocates resources on the basis of adjusted operating income (loss).
Management’s discussion and analysis by segment contains selected operating performance measures including “sales” and “insurance in-force”
or “risk
in-force”
which are commonly used in the insurance industry as measures of operating performance.
Management regularly monitors and reports sales metrics as a measure of volume of new business generated in a period. Sales refer to new insurance written for mortgage insurance products included in our Enact segment. We consider new insurance written to be a measure of our Enact segment’s operating performance because it represents a measure of new sales of insurance policies during a specified period, rather than a measure of revenues or profitability during that period.
Management regularly monitors and reports insurance
in-force
and risk
in-force
for our Enact segment. Insurance
in-force
is a measure of the aggregate unpaid principal balance as of the respective reporting date for loans insured by our U.S. mortgage insurance subsidiaries. Risk in-force
is based on the coverage percentage applied to the estimated current outstanding loan balance. We consider insurance in-force
and risk
in-force
to be measures of our Enact segment’s operating performance because they represent measures of the size of its business at a specific date which will generate revenues and profits in a future period, rather than measures of its revenues or profitability during that period.
Management regularly monitors and reports a loss ratio for our businesses. For our U.S. mortgage insurance businesses included in our Enact segment, the loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. For our long-term care insurance business included in our U.S. Life Insurance segment, the loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums. We consider the loss ratio to be a measure of underwriting performance in these businesses and helps to enhance the understanding of the operating performance of our businesses.
Management also regularly monitors and reports adjusted operating income available to Genworth Financial, Inc.’s common stockholders attributable to in-force
rate actions in the long-term care insurance business included in our U.S. Life Insurance segment.
In-force
rate actions include premium rate increases and associated benefit reductions implemented since 2012, which are presented net of estimated premium taxes, commissions, and other expenses on an after-tax
basis. Estimates for
in-force
rate actions reflect certain simplifying assumptions that may vary materially from actual historical results, including but not limited to, a uniform rate of coinsurance and premium taxes in addition to consistent policyholder behavior over time. Actual policyholder behavior may differ significantly from these assumptions. In addition, estimates exclude reserve updates resulting from profits followed by losses. Management considers adjusted operating income attributable to in-force
rate actions to be a measure of its operating performance because it helps bring older generation long-term care insurance blocks closer to a break-even point over time and helps bring the loss ratios on newer long-term care insurance blocks back towards their original pricing.
These operating performance measures enable us to compare our operating performance across periods without regard to revenues or profitability related to policies or contracts sold in prior periods or from investments or other sources.

Enact segment
Trends and conditions
Results of our Enact segment are affected primarily by the following factors: competitor actions; unemployment or underemployment levels; other economic and housing market trends, including interest rates, home prices, the number of first-time homebuyers, and mortgage origination volume mix and practices; the levels and aging of mortgage delinquencies; the effect of seasonal variations; the inventory of unsold homes; loan modification and other servicing efforts; and litigation, among other items. References to “Enact” included herein “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Enact segment” are, unless the context otherwise requires, to our Enact segment.
The United States economy and consumer confidence continued to improve during 2021 from the adverse economic impacts caused by
COVID-19.
The unemployment rate continued to decrease compared to the beginning of the pandemic and was 3.9% in December 2021. While this unemployment rate is slightly higher compared to the pre-pandemic
level of 3.5% in February 2020, it is markedly lower than the peak of 14.8% in April 2020. Even after the continued recovery in 2021, the number of unemployed Americans stands at approximately six million, less than one million higher than in February 2020. Among the unemployed, those on temporary layoff continued to decrease to less than one million from a peak of 18 million in April 2020 and the number of permanent job losses decreased to approximately two million. In addition, the number of long term unemployed over 26 weeks has continued to decrease since March 2021, falling to approximately two million in December 2021.
Mortgage origination activity remained robust, fueled by strong home sales and refinancing, and home prices continued to climb, increasing Enact’s average loan amount on new insurance written to $305,000 in 2021 from $276,000 in 2020. Interest rates remained low throughout 2021 but ended the year slightly higher than in 2020. Housing affordability declined as of November 2021 compared to November 2020 due to rising home prices, modestly offset by the low interest rate environment and an increase in median family income according to the National Association of Realtors Housing Affordability Index. Although median family income increased in 2021, it remains below a level that could afford a current median-priced home.
In January 2022, the FHFA introduced new upfront fees charged to borrowers for some high balance and second home loans sold to Fannie Mae and Freddie Mac. Upfront fees for high balance loans will increase between 0.25% and 0.75%, tiered by loan-to-value
ratio. For second home loans, the upfront fees will increase between 1.125% and 3.875%, also tiered by loan-to-value
ratio. The new pricing framework will take effect April 1, 2022. Enact does not anticipate this will significantly impact the private mortgage insurance market or its results of operations, including future growth.
The CARES Act requires mortgage servicers to provide up to 180 days of forbearance for borrowers with a federally backed mortgage loan who assert they have experienced a financial hardship related to
COVID-19.
Forbearance may be extended for an additional 180 days up to a year in total or shortened at the request of the borrower. In addition, on February 25, 2021, the FHFA announced that borrowers with a mortgage backed by the GSEs who are in an active
COVID-19
forbearance plan as of February 28, 2021 may request up to two additional forbearance extensions for a maximum of 18 months of total forbearance relief. The CARES Act also provides that furnishers of credit reporting information, including servicers, should continue to report a loan as current to credit reporting agencies if the loan is subject to a payment accommodation, such as forbearance, so long as the borrower abides by the terms of the accommodation. Servicer reported forbearance slowed meaningfully beginning in June 2020 and ended December 2021 with approximately 2% or 21,899 of Enact’s active primary policies reported in a forbearance plan, of which approximately 47% were reported as delinquent. It is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent.
The foreclosure moratorium for mortgages that are purchased by the GSEs expired on July 31, 2021. However, on June 28, 2021 the CFPB issued a final rule to amend Regulation X of RESPA, which was aimed at assisting mortgage borrowers affected by the
COVID-19
emergency. The final rule established temporary procedural changes that require a loss mitigation review prior to a servicer’s first notice or foreclosure filing on certain mortgages. On June 29, 2021, the FHFA announced that servicers were immediately prohibited from making a first notice or foreclosure filing for mortgages backed by the GSEs before they were formally prohibited by the CFPB Regulation X Final Rule that took effect on August 31, 2021. These announcements generally prohibited servicers from starting foreclosures on mortgages purchased by the GSEs until after December 31, 2021.
The pandemic continued to affect Enact’s financial results in 2021 but to a lesser extent than in 2020 as servicer reported forbearance remained elevated but declined compared to 2020. New delinquencies decreased during 2021 compared to 2020 and the annual 2021 new delinquency rate of 3.5% was consistent with Enact’s pre-pandemic
levels. Despite continued economic recovery during 2021, the full impact of
COVID-19
and its adverse economic effects on Enact’s future business results are difficult to predict. Given the maximum length of forbearance plans, the resolution of a delinquency in a plan may not be known for several quarters. While Enact continues to monitor regulatory and government actions and the resolution of forbearance delinquencies, it is possible the pandemic could have a significant adverse impact on its future results of operations and financial condition.
Market penetration and eventual market size are affected in part by actions that impact housing or housing finance policy taken by the GSEs and the U.S. government, including but not limited to, the FHA and the FHFA. In the past, these actions have included announced changes, or potential changes, to underwriting standards, including changes to the GSEs’ automated underwriting systems, FHA pricing, GSE guaranty fees, loan limits and alternative products. On December 17, 2020, the FHFA published the Enterprise Capital Framework, which includes significantly higher regulatory capital requirements for the GSEs over current requirements. However, on September 15, 2021, the FHFA announced a Notice of Proposed Rulemaking to amend the Enterprise Capital Framework, including technical corrections to provisions that were published on December 17, 2020. Higher GSE capital requirements could ultimately lead to increased costs to borrowers of GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could result in a smaller market for private mortgage insurance. In conjunction with preparing to release the GSEs from conservatorship, on January 14, 2021, the FHFA and the Treasury Department agreed to amend the PSPAs between the Treasury Department and each of the GSEs to increase the amount of capital each GSE may retain. Among other things, the amendments to the PSPAs limit the number of certain mortgages the GSEs may acquire with two or more prescribed risk factors, including certain mortgages with combined loan-to-value
ratios above 90%. However, on September 14, 2021, the FHFA and Treasury Department suspended certain provisions of the amendments to the PSPAs, including the limit on the number of mortgages with two or more risk factors that the GSEs may acquire. Such suspensions terminate on the later of one year after September 14, 2021 or six months after the Treasury Department notifies the GSEs of termination. The limit on the number of mortgages with two or more risk factors was based on the market size at the time, and Enact does not expect any material impact to the private mortgage market in the near term.
The CFPB’s QM regulations also include the QM Patch for mortgages that comply with certain prohibitions and limitations and meet the GSE underwriting and product guidelines. Mortgages that meet certain requirements are deemed to be QMs until the earlier of the time in which the GSEs exit the FHFA conservatorship or the mandatory compliance date of the final amendments to the QM Rule. On April 27, 2021, the CFPB promulgated a final rule delaying the mandatory compliance date of the amended QM Rule until October 1, 2022. As provided under the final rule, the prior 43%
debt-to-income-based
QM Rule definition, the new price-based APOR definition and the QM Patch will all remain available to lenders for loan applications received prior to October 1, 2022. However, on April 8, 2021, the GSEs issued notices stating that due to the requirements of the PSPAs they would only acquire loans that meet the new price-based APOR definition set forth under the amended QM Rule for applications received on or after July 1, 2021. Enact believes that loans which previously qualified under the 43%
debt-to-income-based
QM Rule definition and the QM Patch will continue to qualify under the new price-based APOR definition and therefore expects little impact from this change. For more information on this regulation, see “Item 1—Business—Regulation—Enact—Mortgage Insurance Regulation.” For more information about the potential future impact, see “Item 1A—Risk Factors—Changes to the role of the GSEs or to the charters or business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, financial condition and results of operations,” and “—Risk Factors—The amount of mortgage insurance written by Enact Holdings could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected.”
New insurance written of $97.0 billion in 2021 decreased 3% compared to 2020 primarily due to a smaller estimated private mortgage insurance market. The decrease in the estimated private mortgage insurance available market was primarily driven by lower refinance originations.
Enact’s primary persistency increased to 62% for the year ended December 31, 2021 compared to 59% for the year ended December 31, 2020 but remained below its historic levels of approximately 80%. The increase in persistency was primarily driven by a decline in the percentage of in-force
policies with mortgage rates above current interest rates. Low persistency has impacted business performance trends in several ways including, but not limited to, offsetting insurance in-force
growth from new insurance written, accelerating the recognition of earned premiums due to single premium policy cancellations, accelerating the amortization of existing reinsurance transactions reducing their associated PMIERs capital credit and shifting the concentration of Enact’s primary insurance in-force
to more recent years of policy origination. As of December 31, 2021, Enact’s primary insurance in-force
has approximately 5% concentration in 2014 and prior book years. More specifically, its 2005 through 2008 book year concentration is approximately 3%. In contrast, Enact’s 2020 book year represents 31% of its primary insurance in-force
concentration, while its 2021 book year is 40% as of December 31, 2021.
The U.S. private mortgage insurance industry is highly competitive. Enact Holdings’ market share is influenced by the execution of its go to market strategy, including but not limited to, pricing competitiveness relative to its peers and its selective participation in forward commitment transactions. Enact continues to manage the quality of new business through pricing and its underwriting guidelines, which are modified from time to time when circumstances warrant. The market and underwriting conditions, including the mortgage insurance pricing environment, are within Enact’s risk adjusted return appetite enabling it to write new business at returns it views as attractive.
Net earned premiums increased in 2021 compared to 2020 primarily from insurance in-force
growth, partially offset by the continued lapse of older higher priced policies, a decrease in single premium policy cancellations and higher ceded premiums due to a higher volume of credit risk transfer transactions in 2021. The total number of delinquent loans has declined from the
COVID-19
peak in the second quarter of 2020 but remains elevated compared to pre-COVID-19
levels. During this time and consistent with prior years, servicers continued the practice of remitting premiums during the early stages of default. Additionally, Enact has a business practice of refunding the post-delinquent premiums to the insured party if the delinquent loan goes to claim. Enact records a liability and a reduction to net earned premiums for the post-delinquent premiums it expects to refund. The post-delinquent premium liability recorded since the beginning of
COVID-19
in the second quarter of 2020 through 2021 was not significant to the change in earned premiums for those periods as a result of the high concentration of new delinquencies being subject to a servicer reported forbearance plan and the lower estimated claim rate for these loans. As a result of
COVID-19,
certain state insurance regulators required or requested the provision of grace periods of varying lengths to insureds in the event of non-payment
of premium. Regulators differed greatly in their approaches but generally focused on the avoidance of cancellation of coverage for non-payment.
While most of these requirements and requests have lapsed, it is possible that some or all of them could be re-issued
in the event of declarations of new states of emergency that might result from worsening pandemic conditions. Enact currently complies with all state regulatory requirements. If timely payment is not made, future premiums could decrease and the certificate of insurance could be subject to cancellation after 60 days or such longer time as required under applicable law.
Enact’s loss reserves continue to be impacted by
COVID-19.
Borrowers who have experienced a financial hardship including, but not limited to, the loss of income due to the closing of a business or the loss of a job have taken advantage of available forbearance programs and payment deferral options. During the peak of the pandemic, Enact experienced elevated new delinquencies subject to forbearance plans which may ultimately cure at a higher rate than traditional delinquencies. Unlike a hurricane where the natural disaster occurs at a point in time and the rebuild starts soon after,
COVID-19
brought ongoing displacement to the mortgage insurance market, making it more difficult to determine the effectiveness of forbearance and the resulting claim rates for new delinquencies in forbearance plans. Given this difference, Enact initially leveraged its prior hurricane experience to estimate claim rates, and has recently added cure activity from
COVID-19
related delinquencies as an additional consideration in the establishment of an appropriate claim rate estimate for new delinquencies in forbearance plans that have emerged as a result of
COVID-19.
Approximately 42% of Enact’s primary new delinquencies in 2021 were subject to a forbearance plan as compared to 66% in 2020 and less than 5% in recent quarters prior to
COVID-19.
The severity of loss on loans that do go to claim may be negatively impacted by the extended forbearance timeline, the associated elevated expenses and the higher loan amount of the recent new delinquencies. These negative influences on loss severity could be mitigated in part by further home price appreciation. For loans insured on or after October 1, 2014, Enact’s mortgage insurance policies limit the number of months of unpaid interest and associated expenses that are included in the mortgage insurance claim amount to a maximum of 36 months.
Enact’s loss ratio was 13% for the year ended December 31, 2021, compared to 39% for the year ended December 31, 2020. The decrease was largely from lower new delinquencies from the improving economy and net favorable reserve adjustments in 2021 compared to unfavorable reserve adjustments in 2020. New primary delinquencies were 32,624 in 2021 compared 85,074 in 2020. Enact decreased reserves by $22 million in 2021 primarily related to positive frequency and severity development on pre-COVID-19
delinquencies. In 2020, Enact strengthened existing reserves by $65 million primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity. In determining the loss expense estimate during 2021, considerations were given to forbearance and non-forbearance
delinquencies, recent cure and claim experience and the ongoing economic impact due to the pandemic.
GMICO’s
risk-to-capital
ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, GMICO’s domestic insurance regulator, was approximately 12.3:1 as of December 31, 2021 and 2020. GMICO’s
risk-to-capital
ratio remains below the NCDOI’s maximum
risk-to-capital
ratio of 25:1. North Carolina’s calculation of
risk-to-capital
excludes the risk
in-force
for delinquent loans given the established loss reserves against all delinquencies. GMICO’s ongoing risk-to-capital
ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business or capital support provided.
Under PMIERs, Enact is subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. During 2020, the GSEs issued several amendments to PMIERs. The December 4, 2020 version extended the application of reduced PMIERs capital factors to each non-performing
loan that had an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 and extended the capital preservation period from March 31, 2021 to June 30, 2021. On June 30, 2021, the GSEs issued a revised and restated version of the PMIERs Amendment that replaced the version issued on December 4, 2020. The June 30, 2021 version allows loans that enter a forbearance plan due to a
COVID-19
hardship on or after April 1, 2021 to remain eligible for extended application of the reduced PMIERs capital factor for as long as the loan remains in forbearance. The June 30, 2021 version also extended the capital preservation period through December 31, 2021 with certain exceptions.
In addition, in September 2020, certain GSE Restrictions were imposed with respect to capital on Enact, which will remain in effect until the collective GSE Conditions are met. For additional details related to PMIERs, the PMIERs Amendment and the GSE Conditions and Restrictions, see “Item 1—Regulation—Enact—Mortgage Insurance Regulation—Other U.S. Regulation and Agency Qualification Requirements.”

As of December 31, 2021, Enact had estimated available assets of $5,077 million against $3,074 million net required assets under PMIERs compared to available assets of $5,126 million against $2,839 million net required assets as of September 30, 2021 and available assets of $4,588 million against $3,359 million net required assets as of December 31, 2020. The sufficiency ratio as of December 31, 2021 was 165% or $2,003 million above the published PMIERs requirements, compared to 181% or $2,287 million above the published PMIERs requirements as of September 30, 2021 and 137% or $1,229 million above the published PMIERs requirements as of December 31, 2020. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions imposed on Enact. The decrease in the PMIERs sufficiency compared to September 30, 2021 was primarily driven by a $200 million dividend paid in the fourth quarter of 2021, new insurance written and amortization of existing reinsurance transactions, partially offset by elevated lapse driven by prevailing low interest rates, business cash flows and lower delinquencies. Enact’s PMIERs required assets as of December 31, 2021, September 30, 2021 and December 31, 2020 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing
loans. The application of the 0.30 multiplier to all eligible delinquencies provided $390 million of benefit to Enact’s December 31, 2021 PMIERs required assets compared to $570 million and $1,046 million of benefit as of September 30, 2021 and December 31, 2020, respectively. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier.
In January 2022, Enact executed an excess of loss reinsurance transaction with a panel of reinsurers, which will provide approximately $294 million of reinsurance coverage on a portion of current and expected new insurance written for the 2022 book year. Credit risk transfer transactions provided an aggregate of approximately $1,404 million of PMIERs capital credit as of December 31, 2021. Enact may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time.
Enact Holdings paid dividends of $200 million in December 2021, $163 million of which was paid to Genworth Holdings and the remainder to minority shareholders. Enact Holdings is currently in the process of evaluating its capital return objectives for 2022. Although not yet established, Enact Holdings intends to develop a formal dividend policy and initiate a regular common dividend during 2022. In addition to a regular common dividend, Enact Holdings will also evaluate the potential for an incremental return of capital, contingent upon economic and business performance, including the resolution of forbearance related delinquencies, among other considerations. Any future dividends will also be subject to market conditions, business and regulatory approvals and will include a proportionate dividend distribution to minority shareholders.

Segment results of operations
The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2019	2021 vs. 2020
Revenues:
Premiums	$975	$971	$856	$4	—%
Net investment income	141	133	117	8	6%
Net investment gains (losses)	(2)	(4)	1	2	50%
Policy fees and other income	4	6	4	(2)	(33)%

Total revenues	1,118	1,106	978	12	1%

Benefits and expenses:
Benefits and other changes in policy reserves	125	381	50	(256)	(67)%
Acquisition and operating expenses, net of deferrals	230	206	191	24	12%
Amortization of deferred acquisition costs and intangibles	15	21	15	(6)	(29)%
Interest expense	51	18	—	33	183%

Total benefits and expenses	421	626	256	(205)	(33)%

Income from continuing operations before income taxes	697	480	722	217	45%
Provision for income taxes	148	102	153	46	45%

Income from continuing operations	549	378	569	171	45%
Less: net income from continuing operations attributable to noncontrolling interests	33	—	—	33	NM (1)

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	516	378	569	138	37%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses	2	4	(1)	(2)	(50)%
Expenses related to restructuring	3	—	—	3	NM (1)
Taxes on adjustments	(1)	(1)	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$520	$381	$568	$139	36%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
2021 compared to 2020
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income increased primarily attributable to lower losses mainly from lower new delinquencies and net favorable reserve adjustments of $17 million in 2021 compared to unfavorable reserve adjustments of $51 million in 2020, partially offset by higher interest expense associated with Enact Holdings’ senior notes issued in August 2020, an increase in operating costs and the minority IPO of Enact Holdings that closed in September 2021, which reduced Genworth Financial’s ownership percentage to 81.6% and resulted in lower net income of $33 million in 2021.

Revenues
Premiums increased mainly attributable to higher insurance
in-force,
partially offset by continued lapse of older higher priced policies due to the current low interest rate environment, lower single premium policy cancellations and higher ceded premiums in 2021.
Net investment income increased primarily due to higher average invested assets and higher income from bond calls, partially offset by lower investment yields in 2021.
Benefits and expenses
Benefits and other changes in policy reserves decreased largely from lower new delinquencies and net favorable reserve adjustments in 2021 compared to unfavorable reserve adjustments in 2020. Losses from new delinquencies decreased $164 million compared to 2020 driven primarily by a significant increase in borrower forbearance in 2020 as a result of
COVID-19
that occurred to a lesser extent in 2021 as the economy began to improve. Enact decreased reserves by $22 million in 2021 primarily related to positive frequency and severity development on pre-COVID-19
delinquencies. In 2020, Enact strengthened existing reserves by $65 million primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity.
Acquisition and operating expenses, net of deferrals, increased primarily attributable to higher operating costs, expenses associated with strategic transaction preparations and restructuring costs in 2021.
Amortization of deferred acquisition costs and intangibles decreased primarily due to accelerated DAC amortization of $6 million in 2020 driven by elevated lapses.
Interest expense increased related to Enact Holdings’ senior notes issued in August 2020.
Provision for income taxes.
The effective tax rate was 21.3% and 21.2% for the years ended December 31, 2021 and 2020, respectively, consistent with the U.S. corporate federal income tax rate.
Net income from continuing operations attributable to noncontrolling interests.
The increase relates to the minority IPO of Enact Holdings on September 16, 2021, which reduced Genworth Financial’s ownership percentage to 81.6%, resulting in lower net income of $33 million in 2021.
Enact selected operating performance measures
The following table sets forth selected operating performance measures regarding Enact as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2019	2021 vs. 2020
Primary insurance in-force (1)	$226,514	$207,947	$181,785	$18,567	9%
Risk in-force:
Primary	$56,881	$52,475	$46,246	$4,406	8%
Pool	105	146	188	(41)	(28)%

Total risk in-force	$56,986	$52,621	$46,434	$4,365	8%

New insurance written	$97,004	$99,871	$62,431	$(2,867)	(3)%

(1)	Primary insurance in-force represents the aggregate unpaid principal balance for loans Enact insures. Original loan balances are primarily used to determine premiums.

2021 compared to 2020
Primary insurance
in-force
and risk
in-force
Primary insurance
in-force
increased largely from new insurance written, partially offset by lapses and cancellations as Enact continues to experience persistency below its historic norms. Primary persistency was 62% and 59% for the years ended December 31, 2021 and 2020, respectively. Total risk in-force
increased largely from higher primary insurance
in-force.
New insurance written
New insurance written decreased principally due to a smaller private mortgage insurance available market in 2021.
Loss and expense ratios
The following table sets forth the loss and expense ratios for Enact for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2021	2020	2019	2021 vs. 2020
Loss ratio	13%	39%	6%	(26)%
Expense ratio	25%	23%	24%	2%
The loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. The expense ratio is the ratio of general expenses to net earned premiums. In Enact, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.
2021 compared to 2020
The loss ratio decreased largely from lower new delinquencies and net favorable reserve adjustments in 2021 compared to unfavorable reserve adjustments in 2020. Losses from new delinquencies decreased $164 million compared to 2020 driven primarily by a significant increase in borrower forbearance in 2020 as a result of
COVID-19
that occurred to a lesser extent in 2021 as the economy began to improve. Enact decreased reserves by $22 million in 2021 primarily related to positive frequency and severity development on pre-COVID-19
delinquencies. In 2020, Enact strengthened existing reserves by $65 million primarily driven by the deterioration of early cure emergence patterns impacting claim frequency along with a modest increase in claim severity.
The expense ratio increased mainly driven by higher operating costs, expenses associated with strategic transaction preparations and restructuring costs, partially offset by lower DAC amortization in 2021.

Mortgage insurance loan portfolio
The following table sets forth selected financial information regarding Enact’s loan portfolio as of December 31:

(Amounts in millions)	2021	2020	2019
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$35,455	$34,520	$32,502
90.01% to 95.00%	95,149	92,689	83,189
85.01% to 90.00%	64,549	56,341	49,305
85.00% and below	31,361	24,397	16,789

Total	$226,514	$207,947	$181,785

Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$9,907	$9,279	$8,365
90.01% to 95.00%	27,608	26,774	23,953
85.01% to 90.00%	15,644	13,562	11,933
85.00% and below	3,722	2,860	1,995

Total	$56,881	$52,475	$46,246

Primary insurance in-force by credit quality at origination:
Over 760	$89,982	$78,488	$69,129
740—759	35,874	33,635	29,961
720—739	31,730	30,058	26,184
700—719	27,359	25,870	21,567
680—699	21,270	20,140	16,935
660—679 (1)	10,549	9,819	8,504
640—659	6,124	5,935	5,379
620—639	2,783	2,902	2,794
<620	843	1,100	1,332

Total	$226,514	$207,947	$181,785

Primary risk in-force by credit quality at origination:
Over 760	$22,489	$19,691	$17,606
740—759	9,009	8,497	7,685
720—739	8,055	7,673	6,717
700—719	6,907	6,579	5,464
680—699	5,334	5,100	4,286
660—679 (1)	2,638	2,442	2,113
640—659	1,530	1,472	1,322
620—639	702	737	709
<620	217	284	344

Total	$56,881	$52,475	$46,246

(1)	Loans with unknown FICO scores are included in the 660-679 category.
The FICO credit score is one indicator of a borrower’s credit quality. Enact continues to underwrite predominantly prime loan new business. Based upon FICO at loan closing, the weighted average FICO score of Enact’s primary risk in-force
was 741 as of December 31, 2021.

Delinquent loans and claims
Enact’s delinquency management process begins with notification by the loan servicer of a delinquency on an insured loan. “Delinquency” is defined in Enact’s master policies as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify Enact of a delinquency if the borrower fails to make two consecutive monthly mortgage payments prior to the due date of the next mortgage payment. Enact generally considers a loan to be delinquent and establishes required reserves after the insured gives notification that the borrower has failed to make two scheduled mortgage payments. Borrowers default for a variety of reasons, including a reduction of income, unemployment, divorce, illness/death, inability to manage credit, falling home prices and interest rate levels. Borrowers may cure delinquencies by making all of the delinquent loan payments, agreeing to a loan modification, or by selling the property in full satisfaction of all amounts due under the mortgage. In most cases, delinquencies that are not cured result in a claim under Enact’s policy. The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for Enact’s loan portfolio as of December 31:

	2021	2020	2019
Primary insurance:
Insured loans in-force	937,350	924,624	851,070
Delinquent loans	24,820	44,904	16,392
Percentage of delinquent loans (delinquency rate)	2.65%	4.86%	1.93%
The delinquency rate as of December 31, 2021 decreased compared to December 31, 2020 primarily from a decline in total delinquencies as the economy continues to recover from
COVID-19
and as cures outpaced new delinquencies. The delinquency rate increased compared to December 31, 2019 primarily as a result of the rise in unemployment and the increase in borrower forbearance driven by
COVID-19.
The following tables set forth primary delinquencies, direct primary case reserves and risk in-force
by aged missed payment status in Enact’s loan portfolio as of December 31:

	2021
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	6,586	$35	$340	10%
4 - 11 payments	7,360	111	426	26%
12 payments or more	10,874	460	643	72%

Total	24,820	$606	$1,409	43%

	2020
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,484	$43	$549	8%
4 - 11 payments	30,324	331	1,853	18%
12 payments or more	4,096	143	204	70%

Total	44,904	$517	$2,606	20%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

The total increase in reserves as a percentage of risk
in-force
as of December 31, 2021 was primarily driven by higher reserves in relation to a decrease in delinquent risk in-force.
Delinquent risk
in-force
decreased mainly from lower total delinquencies as cures outpaced new delinquencies in 2021, while reserves increased primarily from new delinquencies, partially offset by net favorable reserve adjustments related to positive frequency and severity development on pre-COVID-19
delinquencies in 2021.
As of December 31, 2021, Enact has experienced an increase in loans that are delinquent for 12 months or more due in large part to borrowers entering a forbearance plan over a year ago driven by
COVID-19.
The current reserve estimate assumes that remaining delinquencies will have a higher likelihood of going to claim given foreclosure moratoriums and the uncertainty around the lack of progression through the foreclosure process. Forbearance plans may be extended up to 18 months, therefore, it is possible Enact could experience elevated delinquencies in this aged category during 2022. Resolution of a delinquency in a forbearance plan, whether it ultimately results in a cure or a claim, is difficult to estimate and may not be known for several quarters, if not longer.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. The tables below set forth the dispersion of direct primary case reserves and primary delinquency rates for the 10 largest states and the 10 largest Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by Enact’s risk in-force
as of the dates indicated. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

	Percent of primary risk in-force as of December 31, 2021	Percent of direct case reserves as of December 31, 2021 (1)	Delinquency rate as of December 31,
			2021	2020	2019
By State:
California	11%	12%	3.17%	6.20%	1.42%
Texas	8%	8%	2.89%	5.82%	2.02%
Florida (2)	7%	9%	2.97%	6.92%	2.13%
New York (2)	5%	12%	3.80%	6.92%	2.98%
Illinois (2)	5%	6%	3.09%	5.21%	2.25%
Michigan	4%	2%	1.87%	2.93%	1.43%
Arizona	3%	2%	2.31%	4.54%	1.46%
North Carolina	3%	2%	2.18%	3.84%	1.79%
Pennsylvania (2)	3%	3%	2.38%	4.11%	2.12%
Washington	3%	3%	2.98%	5.37%	1.10%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
(2)	Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

	Percent of primary risk in-force as of December 31, 2021	Percent of direct case reserves as of December 31, 2021 (1)	Delinquency rate as of December 31,
			2021	2020	2019
By MSA or MD:
Chicago-Naperville, IL MD	3%	4%	3.68%	6.36%	2.50%
Phoenix, AZ MSA	3%	2%	2.36%	4.63%	1.38%
New York, NY MD	3%	8%	5.32%	10.25%	3.68%
Atlanta, GA MSA	2%	3%	3.28%	6.68%	2.14%
Washington DC-Arlington MD	2%	2%	2.96%	6.09%	1.47%
Houston, TX MSA	2%	3%	3.61%	7.59%	2.62%
Riverside-San Bernardino, CA MSA	2%	2%	3.42%	7.08%	2.08%
Los Angeles-Long Beach, CA MD	2%	3%	3.95%	7.57%	1.35%
Dallas, TX MD	2%	2%	2.31%	5.10%	1.85%
Nassau County, NY MD	2%	4%	5.55%	10.64%	3.47%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
The frequency of delinquencies may not correlate directly with the number of claims received because delinquencies may cure. The rate at which delinquencies cure is influenced by borrowers’ financial resources and circumstances and regional economic differences. Whether a delinquency leads to a claim correlates highly with the borrower’s equity at the time of delinquency, as it influences the borrower’s willingness to continue to make payments, and the borrower’s or the insured’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan, as well as the borrower’s financial ability to continue making payments. When Enact receives notice of a delinquency, it uses its proprietary model to determine whether a delinquent loan is a candidate for a modification. When the model identifies such a candidate, Enact’s loan workout specialists prioritize cases for loss mitigation based upon the likelihood that the loan will result in a claim. Loss mitigation actions include loan modification, extension of credit to bring a loan current, foreclosure forbearance, pre-foreclosure
sale and
deed-in-lieu.
These loss mitigation efforts often are an effective way to reduce Enact’s claim exposure and ultimate payouts.
The following table sets forth the dispersion of Enact’s direct primary case reserves and primary insurance in-force
and risk
in-force
by year of policy origination, weighted average mortgage interest rate and delinquency rate as of December 31, 2021:

(Amounts in millions)	Weighted average rate (1)	Percent of direct case reserves (2)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total	Delinquency rate
Policy Year
2004 and prior	6.20%	2%	$541	—%	$154	—%	13.24%
2005 to 2008	5.58%	22	7,655	3	1,958	3	10.23%
2009 to 2013	4.32%	2	1,404	1	370	1	5.54%
2014	4.49%	3	1,965	1	534	1	5.51%
2015	4.17%	5	4,488	2	1,197	2	4.24%
2016	3.89%	8	8,997	4	2,388	4	3.69%
2017	4.26%	10	8,962	4	2,324	4	4.78%
2018	4.78%	13	9,263	4	2,330	4	5.93%
2019	4.20%	19	21,730	10	5,454	10	3.89%
2020	3.23%	14	69,963	31	17,574	31	1.50%
2021	3.08%	2	91,546	40	22,598	40	0.37%

Total portfolio	3.52%	100%	$226,514	100%	$56,881	100%	2.65%

(1)	Average annual mortgage interest rate weighted by insurance in-force.
(2)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

For policy years after 2008, the average annual mortgage interest rate has been consistently below 5%, with its lowest point at 3.08% for policy year 2021. Loss reserves in policy years 2005 through 2008 are outsized compared to their representation of risk in-force.
The size of these policy years at origination combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses Enact will experience on these policy years, they have become a smaller percentage of its total mortgage insurance portfolio. The largest portion of loss reserves has shifted to newer book years as a result of
COVID-19
given their significant representation of risk
in-force.
As of December 31, 2021, Enact’s 2014 and newer policy years represented approximately 96% of primary risk in-force
and 74% of total direct primary case reserves.
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
Pre-foreclosure
sales, acquisitions and other early workout and claim administration actions help to reduce overall claim severity. Enact’s average primary mortgage insurance claim severity was 103%, 106% and 112% for the years ended December 31, 2021, 2020 and 2019, respectively. The average claim severities do not include the effects of agreements on non-performing
loans.
U.S. Life Insurance segment
COVID-19
The most significant impact in our U.S. life insurance businesses from
COVID-19
in 2021 and 2020 was related to continued elevated mortality. Our long-term care insurance operating results were favorably impacted by higher mortality in 2021 and 2020. Conversely, higher mortality rates had unfavorable impacts in our life insurance products and we have observed minimal impact from
COVID-19
in our fixed annuity products. Our products were also negatively impacted by the continued low interest rate environment, particularly as it related to loss recognition testing and asset adequacy analysis in 2021 and 2020.
In our long-term care insurance products, we have experienced higher mortality during
COVID-19
which has had a favorable impact on claim reserves and our operating results. Although it is not our practice to track cause of death for policyholders and claimants, we believe the favorable results of our long-term care insurance business in 2021 and 2020 were likely impacted by
COVID-19,
but we expect the impacts to be temporary. We believe
COVID-19
has accelerated mortality on our most vulnerable claimants, which may reduce mortality rates in future periods as the impacts of the pandemic subside. Therefore, in the fourth quarter of 2020 and the first quarter of 2021, we strengthened our claim reserves to adjust the mortality assumption by $91 million and $67 million, respectively, to account for the lower future claim termination rates expected on remaining claims. However, during the second quarter of 2021, we experienced lower mortality as the impacts of
COVID-19
lessened and we did not establish any additional claim reserves but reduced a portion of the
COVID-19
mortality adjustment. As of December 31, 2021, the balance of our incremental claim reserves associated with
COVID-19
mortality was $134 million. As
COVID-19
continues to develop, short-term mortality experience may fluctuate, and we would decrease the
COVID-19
mortality adjustment if we experience lower mortality.
We have also experienced lower new claims incidence in our long-term care insurance business during
COVID-19;
however, we do not expect this to be permanent but rather a temporary reduction while shelter-in-place
and social distancing protocols are in effect and that claims incidence experience will ultimately resemble previous trends. As a result, we have strengthened our IBNR claim reserves during
COVID-19
by $75 million through December 31, 2021. New claims incidence remains below pre-pandemic
levels and near-term incidence may continue to be impacted by
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
Additionally, our U.S. life insurance companies are dependent on the approval of actuarially justified in-force
rate actions in our long-term care insurance business, including those rate actions which were previously filed and are currently pending review and approval. We have experienced some delays and could experience additional delays in receiving approvals of these rate actions during
COVID-19;
however, these delays did not have a significant impact on our financial results in 2021 or during 2020.
We have continued to provide customer service to our policyholders during this uncertain time and are available to address questions or concerns regarding their policies. We are continually assessing our operational processes and monitoring potential impacts to morbidity due to
COVID-19.
We continue to actively monitor cash and highly liquid investment positions in each of our U.S. life insurance companies against operating targets that are designed to ensure that we will have the cash necessary to meet our obligations as they come due. The targets are set based on stress scenarios that have the effect of increasing our expected cash outflows and decreasing our expected cash inflows. Liquidity risk is assessed by comparing subsidiary cash to potential cash needs under a stressed liquidity scenario. The stressed scenario reflects potential policyholder surrenders, variability of normal operating cash flow and potential increases in collateral requirements under our cleared derivative program.
While the ongoing impact of
COVID-19
is very difficult to predict, the related outcomes and impact on the U.S. life insurance business will depend on the length and severity of the pandemic and shape of the economic recovery. Further declines in interest rates as well as equity market volatility as a result of
COVID-19
would increase reserves and capital requirements in our U.S. life insurance business. For sensitivities related to interest rates, lapses and mortality on our U.S. life insurance products, see “— Critical Accounting Estimates.” We will continue to monitor
COVID-19
impacts and evaluate all of our assumptions that may need updating as a result of longer-term trends related to the pandemic. See “Item 1A—Risk
Factors—COVID-19
could materially adversely affect our financial condition and results of operations.”
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
Our liability for policy and contract claims is reviewed quarterly and we completed a detailed review of our claim reserve assumptions and methodologies for our long-term care insurance business in the fourth quarter of 2021 as discussed further below. In the fourth quarter of 2021, we performed assumption reviews for our U.S. life insurance products, including our long-term care and life insurance products, and completed our loss recognition testing as discussed below. For our 2021 assumption updates, we are generally not including data from 2020 in setting any long-term assumptions, as we do not yet have sufficient information around longer term effects of the pandemic. Our review of assumptions, as part of our testing in the fourth quarter of 2021, included expected claim incidence and terminations, benefit utilization trend, mortality, persistency, interest rates and in-force
rate actions, among other assumptions. In addition, we performed cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis in the fourth quarter of 2021.
Our U.S. life insurance subsidiaries are subject to the NAIC’s RBC standards and other minimum statutory capital and surplus requirements. The RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state as of December 31, 2021. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 289% and 229% as of December 31, 2021 and 2020, respectively. The increase was largely driven by higher statutory earnings in our long-term care insurance business mainly driven by claim experience, premium rate increases and benefit reductions, including policyholder benefit reduction elections made as part of a legal settlement, as well as in our variable annuity products from favorable interest rates and equity markets.
We continue to face challenges in our principal life insurance subsidiaries, particularly those subsidiaries that rely heavily on long-term care insurance in-force
rate actions as a source of earnings and capital. We may see variability in statutory results and a decline in the RBC ratios of these subsidiaries given the time lag between the approval of in-force
rate actions versus when the benefits from the
in-force
rate actions (including increased premiums and associated benefit reductions) are fully realized in our financial results. Additionally, the RBC ratio of our U.S. life insurance subsidiaries would be negatively impacted by future increases in our statutory reserves, including results of Actuarial Guideline 38, cash flow testing and assumption reviews, particularly in our long-term care insurance business. Future declines in the RBC ratio of our life insurance subsidiaries could result in heightened supervision and regulatory action.
Results of our U.S. life insurance businesses are also impacted by interest rates. Low interest rates put pressure on the profitability and returns of these businesses as higher yielding investments mature and are replaced with lower-yielding investments. We seek to manage the impact of low interest rates through asset-liability management, investment in alternative assets, including limited partnerships, as well as interest rate hedging strategies for a portion of our long-term care insurance product cash flows. Additionally, certain products have implicit and explicit rate guarantees or optionality that are significantly impacted by changes in interest rates. For a further discussion of the impact of interest rates on our U.S. life insurance businesses, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”
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
In the fourth quarter of 2021, we completed loss recognition and cash flow testing and reviewed key assumptions for future policy benefits, or active life reserves, for our long-term care insurance business, including expected claim incidence and terminations, expenses, interest rates, benefit utilization trend and in-force
rate actions, among other assumptions. The most significant update to our long-term care insurance assumptions included an unfavorable update to the benefit utilization trend, which drove significant updates to our in-force
rate action plan, and assumptions related thereto. Given the expected future increases in cost of care, we expect our long-term benefit utilization to trend higher than previously assumed. Prior to this update, we had assumed that the long-term benefit utilization would improve over time. Based on our experience, it has not improved as much as we predicted, largely due to cost of care growth driven by both broad-based inflation and minimum wage increases in some large states, among other factors. Therefore, we have increased the outlook for our future benefit utilization trend.
As of December 31, 2021, our loss recognition testing margin for our long-term care insurance business, excluding the acquired block, was positive and slightly higher than the 2020 level. We continue to test our acquired block of long-term care insurance separately. In 2021, our loss recognition testing margin for the acquired block was positive but slightly lower than the 2020 level. We will continue to regularly review our methodologies and assumptions in light of emerging experience and may be required to make adjustments to our long-term care insurance reserves in the future, which could also impact our loss recognition and cash flow testing results. For a discussion of additional information related to margins for our long-term care insurance business, see “—Critical Accounting Estimates—Future policy benefits.”
During the fourth quarter of 2021, we reviewed our assumptions and methodologies relating to our claim reserves of our long-term care insurance business. Based on our review, we did not make any significant changes to the assumptions or methodologies, other than routine updates to investment returns as we typically do each quarter. The prior year claim reserve review, which we completed during the fourth quarter of 2020, had a modest net benefit primarily related to assumption updates to claim incidence and claim and policy terminations, based on our current long-term view of these assumptions. For a discussion of additional information related to changes to our assumptions and methodologies to our long-term care insurance claim reserves, see “—Critical Accounting Estimates—Liability for policy and contract claims.”
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
Given the ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and associated benefit reductions on our in-force
policies; managing expense levels; executing investment strategies targeting higher returns; and enhancing our financial and actuarial analytical capabilities. Executing on our multi-year long-term care insurance in-force
rate action plan with premium rate increases and associated benefit reductions on our legacy long-term care insurance policies is critical to the business. For an update on in-force
rate actions, refer to “Significant Developments and Strategic Highlights—U.S. Life Insurance” and “Item 1—Business—U.S. Life
Insurance—In-force
rate actions.”
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
In 2019, the NAIC established the Long-Term Care Insurance (EX) Task Force to address efforts to create a national standard for reviewing and approving long-term care insurance rate increase requests. This task force is charged with developing a consistent national approach for reviewing rate increase requests that result in actuarially appropriate increases being granted by the states in a timely manner and eliminates cross-state rate subsidization, among others. In December 2021, the Task Force adopted its framework for the multi-state rate review process and shifted its focus to monitoring the impact of this new process on state rate reviews. We are currently evaluating our participation in the multi-state review process for our upcoming filings.
Life insurance
Results of our life insurance business are impacted primarily by mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors. We no longer solicit sales of traditional life insurance products; however, we continue to service our existing retained and reinsured blocks of business.
Mortality levels may deviate each period from historical trends. Overall mortality experience was higher in 2021 compared to 2020, attributable in part to
COVID-19.
We have experienced higher mortality than our then-current and priced-for
assumptions in recent years for our universal life insurance blocks. We have also been experiencing higher mortality related charges resulting from an increase in rates charged by our reinsurance partners reflecting natural block aging and higher mortality compared to expectations.
In the fourth quarters of 2021 and 2020, we performed our annual review of life insurance assumptions and loss recognition testing. Our reviews focused on assumptions for mortality, interest rates and persistency, among other assumptions. Our mortality assumption was updated to align with the overall pre-COVID-19
experience in later-duration as well as in targeted blocks such as term universal life insurance, conversion policies and post-level term. As of December 31, 2021, the loss recognition testing margin for our term and whole life insurance products was positive and consistent with the 2020 level.
As part of our review in the fourth quarter of 2021, we recorded a $70 million after-tax
expense to net income in our universal and term universal life insurance products primarily related to higher pre-COVID-19
mortality experience. As part of our review in the fourth quarter of 2020, we recorded a $60 million after-tax
benefit in our term universal and universal life insurance products primarily from favorable assumption updates. The favorable updates in our term universal life insurance product in 2020 were primarily driven by a model refinement related to persistency and grace period timing. Other 2020 assumption updates mostly focused on future cost of insurance rates and long-term trends in mortality, persistency and interest rates.
For the year ended December 31, 2021, in connection with our review of DAC for recoverability, we recorded after-tax
charges of $92 million in our universal and term universal life insurance products compared to a $50 million after-tax
charge in 2020. For a discussion of additional information related to changes to our assumptions and DAC recoverability related to our life insurance business, see “—Critical Accounting Estimates.”
Our mortality experience for older ages is emerging and we continue to monitor trends in mortality improvement. We will continue to regularly review our mortality assumptions as well as all of our other assumptions in light of emerging experience. We may be required to make further adjustments in the future to our assumptions which could impact our universal and term universal life insurance reserves or the loss recognition testing results of our term life insurance products. Any further materially adverse changes to our assumptions, including mortality, persistency or interest rates, could have a materially negative impact on our results of operations, financial condition and business. For a discussion of additional information related to changes to our life insurance assumptions, see “—Critical Accounting Estimates.”
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
We monitor and change crediting rates on fixed annuities on a regular basis to maintain spreads and targeted returns, if applicable. However, if interest rates remain at current levels or decrease, we could see declines in spreads which impact the margins on our products, particularly our single premium immediate annuity products. We had premium deficiencies in our single premium immediate annuity products in 2016 through 2019 that resulted in the establishment of additional future policy benefit reserves that were reflected as charges to net income. In 2021 and 2020, the results of our loss recognition testing did not result in a premium deficiency; therefore, our liability for future policy benefits was sufficient. If investment performance deteriorates or interest rates decrease or remain at the current levels for an extended period of time, we could incur additional charges in the future. The impacts of future adverse changes in our assumptions could result in the establishment of additional future policy benefit reserves and would be immediately reflected as a loss if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin and higher income recognized over the remaining duration of the in-force
block but would not have an immediate benefit to net income. For additional information, see “—Critical Accounting Estimates—Future Policy Benefits.”
For fixed indexed annuities, equity market and interest rate performance and volatility could also result in additional gains or losses, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations
The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2019	2021 vs. 2020
Revenues:
Premiums	$2,454	$2,858	$2,861	$(404)	(14)%
Net investment income	3,029	2,878	2,852	151	5%
Net investment gains (losses)	329	517	82	(188)	(36)%
Policy fees and other income	565	595	643	(30)	(5)%

Total revenues	6,377	6,848	6,438	(471)	(7)%

Benefits and expenses:
Benefits and other changes in policy reserves	4,230	4,781	4,979	(551)	(12)%
Interest credited	346	383	419	(37)	(10)%
Acquisition and operating expenses, net of deferrals	865	620	604	245	40%
Amortization of deferred acquisition costs and intangibles	340	418	372	(78)	(19)%
Interest expense	—	5	17	(5)	(100)%

Total benefits and expenses	5,781	6,207	6,391	(426)	(7)%

Income from continuing operations before income taxes	596	641	47	(45)	(7)%
Provision for income taxes	155	163	34	(8)	(5)%

Income from continuing operations	441	478	13	(37)	(8)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (2)	(330)	(525)	(89)	195	37%
Gains (losses) on early extinguishment of debt	—	4	—	(4)	(100)%
Initial loss from life block transaction	92	—	—	92	NM (1)
Expenses related to restructuring	17	1	3	16	NM (1)
Taxes on adjustments	47	110	18	(63)	(57)%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$267	$68	$(55)	$199	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the years ended December 31, 2021, 2020 and 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million, $(8) million and $(7) million, respectively.

The following table sets forth adjusted operating income (loss) for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2019	2021 vs. 2020
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$445	$237	$57	$208	88%
Life insurance	(269)	(247)	(181)	(22)	(9)%
Fixed annuities	91	78	69	13	17%

Total adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$267	$68	$(55)	$199	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
2021 compared to 2020
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•
Adjusted operating income in our long-term care insurance business increased $208 million primarily from higher net investment income, as well as higher premiums and reduced benefits of $212 million in 2021 from in-force
rate actions approved and implemented, which included a net favorable impact from policyholder benefit reduction elections made as part of a legal settlement. The increase was also attributable to favorable development on IBNR claims. The year ended December 31, 2020 included higher claim reserves of $157 million associated with changes to incidence and mortality experience driven by
COVID-19,
which we believe are temporary.

•
The adjusted operating loss in our life insurance business increased $22 million mainly attributable to an unfavorable unlocking of $70 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2021 compared to a favorable unlocking of $60 million in 2020 (see “—Critical Accounting Estimates” for additional information). The higher loss was also attributable to higher mortality in 2021 compared to 2020 and higher DAC impairments of $42 million in 2021 in our universal and term universal life insurance products principally due to lower future estimated gross profits. The higher loss was partially offset by lower lapses primarily associated with our large
20-year
term life insurance block written at the end of 2000 as it entered its post-level premium period.

•
Adjusted operating income in our fixed annuities business increased $13 million mainly attributable to lower reserves and DAC amortization in our fixed indexed annuities driven by favorable changes in interest rates and equity markets, partially offset by lower net spreads in 2021.

Revenues
Premiums

•
Our long-term care insurance business decreased $30 million primarily driven by policy terminations and policies entering paid-up
status in 2021, partially offset by $84 million of increased premiums in 2021 from in-force
rate actions approved and implemented.

•
Our life insurance business decreased $374 million mainly attributable to higher ceded reinsurance in 2021. We initially ceded $360 million of certain term life insurance premiums under a new reinsurance treaty as part of a life block transaction in the fourth quarter of 2021. The decrease was also attributable to the continued runoff of our term and whole life insurance products in 2021.

Net investment income

•
Our long-term care insurance business increased $231 million largely from higher income of $218 million in 2021 mostly from limited partnerships, U.S. Government Treasury Inflation Protected Securities (“TIPS”) and bond calls. The increase was also attributable to higher average invested assets in 2021.

•	Our life insurance business decreased $16 million principally related to lower yields in 2021.

•	Our fixed annuities business decreased $64 million largely attributable to lower average invested assets in 2021 due to block runoff.
Net investment gains (losses)

•
Net investment gains in our long-term care insurance business decreased $282 million principally due to net gains from the sale of U.S. government securities in 2020 due to portfolio rebalancing and asset exposure management that did not recur, partially offset by higher unrealized gains from changes in the fair value of equity securities in 2021.

•
Net investment gains in our life insurance business increased $54 million predominantly from higher net gains from the sale of investment securities and higher unrealized gains from changes in the fair value of equity securities in 2021.

•	Net investment losses in our fixed annuities business decreased $40 million primarily related to lower net derivative losses in 2021.
Policy fees and other income.
The decrease was mostly attributable to our life insurance business primarily driven by the runoff of our in-force
blocks. The year ended December 31, 2020 included an unfavorable unlocking of $6 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2020.
Benefits and expenses
Benefits and other changes in policy reserves

•
Our long-term care insurance business decreased $298 million primarily due to a more favorable impact of $405 million from reduced benefits in 2021 related to in-force
rate actions approved and implemented, which included policyholder benefit reduction elections made as part of a legal settlement, and from favorable development on IBNR claims. Given our assumption that
COVID-19
accelerated mortality on our most vulnerable claimants and temporarily decreased the number of new claims submitted, we increased claim reserves by $199 million in 2020. In 2021, as the impacts of
COVID-19
lessened, we modestly strengthened our claim reserves by $10 million to account for changes to incidence and mortality experience driven by
COVID-19.
These decreases were partially offset by aging of the
in-force
block and higher incremental reserves of $347 million recorded in connection with an accrual for profits followed by losses in 2021. The year ended December 31, 2020 included a $17 million net favorable impact from the completion of our annual review of assumptions and methodologies.

•
Our life insurance business decreased $226 million principally related to higher ceded reinsurance in 2021. We initially ceded $268 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block transaction in the fourth quarter of 2021. This decrease was partially offset by an unfavorable unlocking of $86 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2021 compared to a favorable unlocking of $124 million in 2020 (see “—Critical Accounting Estimates—Policyholder account balances” for additional information). Mortality was also higher in 2021 compared to 2020 attributable in part to
COVID-19.

•
Our fixed annuities business decreased $27 million principally from lower reserves in our fixed indexed annuities driven by favorable interest rate and equity market changes in 2021 compared to an unfavorable market in 2020.

Interest credited.
The decrease in interest credited was driven by declines of $24 million and $13 million in our fixed annuities and life insurance products, respectively, due to lower average account values from block runoff and lower crediting rates in 2021.
Acquisition and operating expenses, net of deferrals

•
Our long-term care insurance business increased $219 million principally related to higher premium taxes, commissions and other expenses of $220 million in 2021 associated with our in-force
rate action plan, which included expenses related to policyholder benefit reduction elections made as part of a legal settlement.

•	Our life insurance business increased $26 million predominately from reinsurance costs recorded in connection with a life block transaction completed in the fourth quarter of 2021.
Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business increased $21 million principally from policy terminations and policies entering paid-up status in 2021.

•
Our life insurance business decreased $77 million primarily attributable to higher prior year lapses in our
20-year
term life insurance block written in 2000 and a less unfavorable unlocking of $40 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2021 compared to 2020. These decreases were partially offset by higher DAC impairments of $54 million in 2021 in our universal and term universal life insurance products principally due to lower future estimated gross profits.

•	Our fixed annuities business decreased $22 million primarily related to lower DAC amortization reflecting the impact of favorable market changes in 2021.
Interest expense.
The decrease in interest expense was due to our life insurance business principally related to the early redemption of non-recourse
funding obligations, partially offset by the
write-off
of $4 million in deferred borrowing costs in 2020.
Provision for income taxes.
The effective tax rate was 26.1% and 25.5% for the years ended December 31, 2021 and 2020, respectively. The increase in the effective tax rate is primarily attributable to higher tax expense on forward starting swaps settled prior to the enactment of the TCJA, which are tax effected at 35% as they are amortized into net investment income, in relation to lower pre-tax
income in 2021.
U.S. Life Insurance selected operating performance measures
Long-term care insurance
As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which will be significant, to help bring their loss ratios back towards their original pricing. In aggregate, we estimate that we have achieved approximately $19.6 billion, on a net present value basis, of approved in-force
rate increases since 2012. The $19.6 billion we have achieved has grown significantly since 2020 due in part to the value of our 2021 rate action approvals of $2.3 billion. Additionally,

the benefit utilization trend assumption update for higher cost of care growth increased the value of the benefit reductions in connection with our previously achieved rate actions by $2.8 billion. We continue to work closely with the NAIC and state regulators to demonstrate the broad-based need for actuarially justified rate increases and associated benefit reductions in order to pay future claims.
The following table summarizes the impact from cumulative
in-force
rate actions on the results of operations of our long-term care insurance business for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2019	2021 vs. 2020
Premiums	$830	$746	$632	$84	11%
Plus: Benefits and other changes in policy reserves (2)	912	507	614	405	80%
Less: Acquisition and operating expenses, net of deferrals (3)	282	62	52	220	NM (1)

Adjusted operating income before taxes	1,460	1,191	1,194	269	23%
Income taxes	307	250	251	57	23%

Adjusted operating income (4)	$1,153	$941	$943	$212	23%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
Amounts represent benefit reductions elected by policyholders as an alternative to increased premiums. These amounts reduced benefits and other changes in policy reserves in our long-term care insurance business for the periods indicated.

(3)
Amounts include premium taxes, commissions and other expenses associated with our long-term care insurance in-force
rate action plan, which included expenses of $209 million related to policyholder benefit reduction elections made as part of a legal settlement for the year ended December 31, 2021. Included in the $209 million of expenses was $185 million related to cash damages.

(4)	Adjusted operating income available to Genworth Financial, Inc.’s common stockholders attributable to in-force rate actions excludes reserve updates resulting from profits followed by losses.
See our results of operations above for additional details.
The following table presents net earned premiums and the loss ratio for our long-term care insurance business for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2019	2021 vs. 2020
Net earned premiums:
Individual long-term care insurance (1)	$2,466	$2,497	$2,464	$(31)	(1)%
Group long-term care insurance	124	123	119	1	1%

Total	$2,590	$2,620	$2,583	$(30)	(1)%

Loss ratio	61%	71%	77%	(10)%

(1)
For the years ended December 31, 2021, 2020 and 2019, amounts include increased premiums of $830 million, $746 million and $632 million, respectively, from in-force
rate actions approved and implemented.

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

2021 compared to 2020
Net earned premiums decreased in 2021 primarily driven by policy terminations and policies entering paid-up
status, partially offset by $84 million of increased premiums in 2021 from in-force
rate actions approved and implemented.
The loss ratio decreased in 2021 due to the lower benefits and other changes in reserves as discussed above.
Life insurance
The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2019	2021 vs. 2020
Term and whole life insurance
Net earned premiums (1)	$(136)	$238	$278	$(374)	(157)%
Life insurance in-force, net of reinsurance	47,297	59,919	81,644	(12,622)	(21)%
Life insurance in-force before reinsurance	332,793	362,082	399,887	(29,289)	(8)%
Term universal life insurance
Net deposits	$203	$217	$228	$(14)	(6)%
Life insurance in-force, net of reinsurance	99,471	107,048	112,720	(7,577)	(7)%
Life insurance in-force before reinsurance	100,119	107,774	113,487	(7,655)	(7)%
Universal life insurance
Net deposits	$259	$269	$360	$(10)	(4)%
Life insurance in-force, net of reinsurance	31,117	32,501	33,917	(1,384)	(4)%
Life insurance in-force before reinsurance	35,228	36,839	38,566	(1,611)	(4)%
Total life insurance
Net earned premiums and deposits (1)	$326	$724	$866	$(398)	(55)%
Life insurance in-force, net of reinsurance	177,885	199,468	228,281	(21,583)	(11)%
Life insurance in-force before reinsurance	468,140	506,695	551,940	(38,555)	(8)%

(1)	In the fourth quarter of 2021, we ceded premiums of $360 million associated with certain term life insurance policies under a new reinsurance treaty as part of a life block transaction.
We no longer solicit sales of our traditional life insurance products; however, we continue to service our existing blocks of business.
2021 compared to 2020
Term and whole life insurance
Net earned premiums decreased primarily attributable to higher ceded reinsurance in 2021. We initially ceded $360 million of certain term life insurance premiums under a new reinsurance treaty as part of a life block transaction in the fourth quarter of 2021. The decrease in net earned premiums was also attributable to the continued runoff of our term life insurance products. Life insurance in-force
also decreased as a result of the continued runoff of our term life insurance products, including from 2020 lapse experience in our large
20-year
term life insurance block written in 2000.
Universal and term universal life insurance
Net deposits decreased in 2021 primarily attributable to the continued runoff of our in-force
blocks.

Fixed annuities
The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2019	2021 vs. 2020
Account value, beginning of period	$11,815	$13,023	$14,348	$(1,208)	(9)%
Deposits	83	80	85	3	4%
Surrenders, benefits and product charges	(1,976)	(1,886)	(2,137)	(90)	(5)%

Net flows	(1,893)	(1,806)	(2,052)	(87)	(5)%
Interest credited and investment performance	349	405	486	(56)	(14)%
Effect of accumulated net unrealized investment gains (losses)	(108)	193	241	(301)	(156)%

Account value, end of period	$10,163	$11,815	$13,023	$(1,652)	(14)%

We no longer solicit sales of our traditional fixed annuity products; however, we continue to service our existing block of business.
2021 compared to 2020
Account value as of December 31, 2021 decreased compared to December 31, 2020 as surrenders and benefits exceeded favorable market performance and interest credited.
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

Segment results of operations
The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2019	2021 vs. 2020
Revenues:
Net investment income	$194	$210	$187	$(16)	(8)%
Net investment gains (losses)	3	(26)	(25)	29	112%
Policy fees and other income	134	130	140	4	3%

Total revenues	331	314	302	17	5%

Benefits and expenses:
Benefits and other changes in policy reserves	27	48	27	(21)	(44)%
Interest credited	162	166	158	(4)	(2)%
Acquisition and operating expenses, net of deferrals	53	48	52	5	10%
Amortization of deferred acquisition costs and intangibles	20	23	18	(3)	(13)%

Total benefits and expenses	262	285	255	(23)	(8)%

Income from continuing operations before income taxes	69	29	47	40	138%
Provision for income taxes	13	4	8	9	NM (1)

Income from continuing operations	56	25	39	31	124%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (2)	(3)	23	21	(26)	(113)%
Taxes on adjustments	1	(5)	(4)	6	120%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$54	$43	$56	$11	26%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the years ended December 31, 2020 and 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(3) million and $(4) million, respectively.

2021 compared to 2020
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income increased primarily due to favorable equity market and interest rate performance, partially offset by lower investment income in 2021. The year ended December 31, 2020 included an unfavorable assumption update of $5 million.
Revenues
Net investment income decreased largely due to lower average invested assets in our variable annuity products and lower policy loan income in our corporate-owned life insurance products in 2021.
The change to net investment gains in 2021 from net investment losses in 2020 was primarily related to gains on embedded derivatives associated with our variable annuity products with GMWBs in 2021 compared to losses in 2020, partially offset by derivative losses in 2021 compared to derivative gains in 2020.
Policy fees and other income increased principally from higher fee income driven mostly by an increase in the average account values in our variable annuity products in 2021.

Benefits and expenses
Benefits and other changes in policy reserves decreased primarily attributable to lower GMDB reserves in our variable annuity products due to favorable equity market and interest rate performance. The year ended December 31, 2020 included an unfavorable assumption update of $7 million.
Interest credited decreased largely due to our corporate-owned life insurance products in 2021.
Acquisition and operating expenses, net of deferrals, increased mainly from higher commissions in our variable annuity products in 2021.
Amortization of deferred acquisition costs and intangibles decreased mainly related to lower DAC amortization in our variable annuity products principally from favorable equity market performance in 2021.
Provision for income taxes.
The effective tax rate increased to 18.5% for the year ended December 31, 2021 from 14.5% for the year ended December 31, 2020. The increase was primarily attributable to tax benefits from tax favored items in relation to higher pre-tax
income in 2021.
Runoff selected operating performance measures
Variable annuity and variable life insurance products
The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2019	2021 vs. 2020
Account value, beginning of period	$5,001	$5,042	$4,918	$(41)	(1)%
Deposits	19	20	25	(1)	(5)%
Surrenders, benefits and product charges	(607)	(559)	(640)	(48)	(9)%

Net flows	(588)	(539)	(615)	(49)	(9)%
Interest credited and investment performance	426	498	739	(72)	(14)%

Account value, end of period	$4,839	$5,001	$5,042	$(162)	(3)%

We no longer solicit sales of our variable annuity or variable life insurance products; however, we continue to service our existing blocks of business and accept additional deposits on existing contracts and policies.
2021 compared to 2020
Account value as of December 31, 2021 decreased compared to December 31, 2020 primarily related to surrenders, partially offset by favorable equity market performance in 2021.

Funding agreements
The following table presents the account value of our funding agreements as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2019	2021 vs. 2020
Account value, beginning of period	$300	$253	$381	$47	19%
Deposits	—	150	—	(150)	(100)%
Surrenders and benefits	(52)	(106)	(136)	54	51%

Net flows	(52)	44	(136)	(96)	NM (1)
Interest credited	2	3	8	(1)	(33)%

Account value, end of period	$250	$300	$253	$(50)	(17)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
2021 compared to 2020
Account value as of December 31, 2021 decreased compared to December 31, 2020 mainly attributable to a maturity payment in 2021.

Corporate and Other Activities
Results of operations
The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2021	2020	2019	2021 vs. 2020
Revenues:
Premiums	$6	$7	$8	$(1)	(14)%
Net investment income	6	6	8	—	—%
Net investment gains (losses)	(7)	5	(31)	(12)	NM (1)
Policy fees and other income	1	(2)	2	3	150%

Total revenues	6	16	(13)	(10)	(63)%

Benefits and expenses:
Benefits and other changes in policy reserves	1	4	3	(3)	(75)%
Acquisition and operating expenses, net of deferrals	75	61	62	14	23%
Amortization of deferred acquisition costs and intangibles	2	1	3	1	100%
Interest expense	109	172	214	(63)	(37)%

Total benefits and expenses	187	238	282	(51)	(21)%

Loss from continuing operations before income taxes	(181)	(222)	(295)	41	18%
Benefit for income taxes	(53)	(39)	(56)	(14)	(36)%

Loss from continuing operations	(128)	(183)	(239)	55	30%
Adjustments to loss from continuing operations:
Net investment (gains) losses	7	(5)	31	12	NM (1)
(Gains) losses on early extinguishment of debt	45	5	—	40	NM (1)
Expenses related to restructuring	14	2	1	12	NM (1)
Taxes on adjustments	(14)	(1)	(7)	(13)	NM (1)

Adjusted operating loss available to Genworth Financial Inc.’s common stockholders	$(76)	$(182)	$(214)	$106	58%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
2021 compared to 2020
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss decreased primarily related to lower interest expense, higher tax benefits of $21 million from a reduction in uncertain tax positions due to the expiration of certain statute of limitations and lower operating costs in 2021.
Revenues
The change to net investment losses in 2021 from net investment gains in 2020 was predominantly related to higher derivative losses and lower net realized gains from the sale of investment securities in 2021.
Benefits and expenses
Acquisition and operating expenses, net of deferrals, increased mainly driven by a $19 million loss in 2021 related to the repurchase of Genworth Holdings’ senior notes compared to a $4 million gain in 2020, higher make-whole premiums of $17 million related to the early redemption of Genworth Holdings’ senior notes and higher restructuring costs of $12 million in 2021, partially offset by lower operating costs.
Interest expense decreased largely from the redemption of Genworth Holdings’ senior notes due in February 2021, the repurchase and early redemption of Genworth Holdings’ senior notes due in September 2021 and from a lower floating rate of interest on our junior subordinated notes.
The increase in the benefit for income taxes was primarily related to a reduction in uncertain tax positions due to the expiration of certain statute of limitations, partially offset by a lower pre-tax
loss in 2021.
Investments and Derivative Instruments
General macroeconomic environment
The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as the value of assets and liabilities.
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
COVID-19
(such as government stimulus), government spending, monetary policies (such as tightening quantitative easing), the volatility and strength of the capital markets, changes in tax policy and/or in U.S. tax legislation, inflation, international trade and the impact of global financial regulation reform will continue to affect economic and business outlooks, level of interest rates, consumer confidence and consumer behavior moving forward.
The U.S. Federal Reserve is expected to combat high inflation through changes in its monetary policy, including through raising the benchmark prime lending rate. During the fourth quarter of 2021, the U.S. Federal Reserve maintained interest rates near zero as the U.S. economy continued to recover from the negative impact of
COVID-19.
During its November 2021 meeting, the U.S. Federal Reserve announced it would begin tapering its asset purchases and announced in its December 2021 meeting that it would accelerate this reduction in January 2022 with a targeted end to its asset purchase program by March 2022. The U.S. Federal Reserve also revised its interest rate forecast during its December 2021 meeting and now projects three 25 basis point rate increases in 2022, with the first expected as early as March 2022. The U.S. economy continued to show signs of recovery from
COVID-19
during the fourth quarter of 2021, demonstrated by gross domestic product growth of 6.9%. However, supply chain disruptions, rising commodity prices and a tightening labor market have elevated inflationary pressures in the U.S. economy. Crude oil prices reached a seven-year high in October 2021 and the unemployment rate decreased to 3.9% as of December 31, 2021 but labor participation continues to be suppressed. The December 2021 consumer price index reported the highest annual U.S. inflation rate in nearly 40 years, which influenced the U.S. Federal Reserve’s policy changes during the fourth quarter of 2021.
Although inflation continued to trend higher throughout 2021, it did not have a material effect on our 2021 results of operations. However, persistently high inflation may impact future healthcare costs and the cost of care in our long-term care insurance business. Several assumptions were updated as part of our U.S. life insurance business annual assumption review, including benefit utilization, or cost of care growth. Prior to the completion of our U.S. life insurance business annual assumption review, we had assumed that long-term benefit utilization would improve over time. However, given the high inflation and minimum wage increases in some large states, we now expect long-term benefit utilization to trend higher than we previously assumed.

The U.S. and international governments, the U.S. Federal Reserve, other central banks and other legislative and regulatory bodies have taken certain actions in response to
COVID-19
to support the global economy and capital markets. These policies and actions have generally been supportive to the worldwide economy; however, in spite of these supportive policies the U.S. economy contracted in 2020 and the world economy fell into a recession. Gross domestic product rebounded sharply in 2021 due in part to the continued rollout of the vaccine and the tempered re-opening
of the U.S. economy. However, given the potential for future actions to be taken to mitigate the risk of a virus re-emergence
due to variants, or due to high inflation and supply chain disruptions, it is possible the U.S. economy could fall into a recession. Moreover, we continue to closely monitor the operating results and financial position of Enact Holdings, particularly related to new delinquency trends and whether borrowers in a forbearance plan ultimately cure or result in a claim payment. Furthermore, rising interest rates may impact mortgage origination volume which could impede Enact Holdings’ financial progress, including its ability to return capital through dividends to Genworth. If these trends move in an unfavorable direction in contrast to our current projections, our liquidity, financial position and results of operations could be adversely impacted.
Trends and conditions
Investments
U.S. Treasury yields fluctuated during the fourth quarter of 2021 largely due to expected changes in the U.S. Federal Reserve’s monetary policy, inflation concerns and the new
COVID-19
omicron variant. The U.S. Treasury yield curve flattened significantly at the end of the fourth quarter of 2021, with the two-year
and three-year Treasury yields increasing, mostly from expectations of interest rate increases by the U.S. Federal Reserve, and the
30-year
Treasury yield decreasing slightly. During the fourth quarter of 2021, the
10-year
Treasury yield fell before slowly recovering as fears of the
COVID-19
omicron variant’s economic impacts subsided, ending the fourth quarter of 2021 in line with the yield as of September 30, 2021.
Credit markets were resilient at the beginning of the fourth quarter of 2021, but as interest rate and equity volatility increased towards the end of 2021, credit spreads began to widen modestly. The onset of the
COVID-19
omicron variant in late November 2021 widened credit spreads to its highest levels in 2021 but spreads tightened again as both equity markets and interest rates stabilized. Despite added macroeconomic volatility, driven mostly by the
COVID-19
omicron variant, the shift in U.S. Federal Reserve policy, political gridlock and rising geopolitical tension, investment grade credit spreads remained near post-financial crisis lows throughout 2021. Higher yields in the United States, compared to the rest of the global market, continued to make the United States credit market attractive to both domestic and foreign investors.
As of December 31, 2021, we did not have any modifications or extensions of commercial mortgage loans that were considered troubled debt restructurings. Modified loans represented less than 1% of our total loan portfolio as of December 31, 2021, as borrowers have sought additional relief related to
COVID-19.
We are working with individual borrowers impacted by
COVID-19
to provide alternative forms of relief for a specified period of time. The modified loan population continues to decrease as modification terms expire and property valuations stabilize. Most of our borrowers are current on payments and we did not experience a significant impact from troubled debt restructurings in 2021.
As of December 31, 2021, our fixed maturity securities portfolio, which was 95% investment grade, comprised 82% of our total invested assets and cash.
Derivatives
As of December 31, 2021, $946 million notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”). The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of December 31, 2021, we posted initial margin of $67 million to our clearing agents, which represented

$33 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of December 31, 2021, $9.3 billion notional of our derivatives portfolio was in bilateral OTC derivative transactions pursuant to which we have posted aggregate independent amounts of $469 million and are holding collateral from counterparties in the amount of $308 million.
In July 2017, the United Kingdom Financial Conduct Authority announced its intention to transition away from LIBOR, with its full elimination to occur after 2021. The LIBOR tenors, such as the three-month LIBOR, have various phase-out
dates with the last committed publication date of June 30, 2023. The Alternate Reference Rate Committee (“ARRC”), convened by the Board of Governors of the Federal Reserve System and the New York Federal Reserve Bank, has endorsed the Secured Overnight Financing Rate (“SOFR”) as its preferred replacement benchmark for U.S. dollar LIBOR. SOFR is calculated and published by the New York Federal Reserve Bank and reflects the combination of three overnight U.S. Treasury Repo Rates. The rate is different from LIBOR, in that it is a risk-free rate, is backward-looking instead of forward-looking, is a secured rate and currently is available primarily as an overnight rate rather than a
1-,
3-
or
6-month
rate available for LIBOR. Upon the announcement, we formed a working group comprised of finance, investments, derivative, and tax professionals, as well as lawyers (the “Working Group”) to evaluate contracts and perform analysis of our LIBOR-based derivative instrument and investment exposure, as well as debt (including subordinated debt and Federal Home Loan Bank loans), reinsurance agreements and institutional products within the Runoff segment, as a result of the elimination of LIBOR. The Working Group took inventory of all investments with LIBOR exposure and developed a transition plan for the nearly 400 instruments identified.
We have completed our assessment of operational readiness for LIBOR cessation related to our various instruments and our Working Group will continue to monitor the process of elimination and replacement of LIBOR, including any new accounting pronouncements that may be issued to provide further transition relief due to the extended cessation dates of certain LIBOR tenors. Since the initial announcement, we have terminated the majority of our LIBOR-based swaps and entered into alternative rate swaps. In anticipation of the elimination of LIBOR, we plan to continue to convert our remaining LIBOR-based derivatives in a similar manner. In addition, our non-recourse
funding obligations with interest rates based on
one-month
LIBOR were redeemed in January 2020. Moreover, we will continue to monitor the developments coming from ARRC, who is expected to authorize the use of an alternative rate to replace the current contractual three-month LIBOR rate applied to Genworth Holdings’ junior subordinated notes due in 2066. Although uncertainty remains surrounding the final cessation and transition away from LIBOR, we do not expect a material adverse impact on our results of operations or financial condition.

Investment results
The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the years ended December 31:

							Increase (decrease)
	2021		2020		2019		2021 vs. 2020
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$2,411	4.7%	$2,448	4.7%	$2,444	(0.2)%	$(37)
Fixed maturity securities—non-taxable	5.6%	7	4.3%	6	6.1%	8	1.3%	1
Equity securities	4.0%	9	4.2%	12	6.2%	12	(0.2)%	(3)
Commercial mortgage loans	5.5%	376	5.0%	345	5.0%	348	0.5%	31
Policy loans	9.3%	189	9.5%	199	8.9%	180	(0.2)%	(10)
Limited partnerships (1)	15.7%	223	9.1%	72	8.5%	44	6.6%	151
Other invested assets (2)	69.7%	241	56.0%	223	56.2%	190	13.7%	18
Cash, cash equivalents, restricted cash and short-term investments	—%	1	0.5%	15	1.6%	33	(0.5)%	(14)

Gross investment income before expenses and fees	5.2%	3,457	5.0%	3,320	5.1%	3,259	0.2%	137
Expenses and fees	(0.1)%	(87)	(0.1)%	(93)	(0.2)%	(95)	—%	6

Net investment income	5.1%	$3,370	4.9%	$3,227	4.9%	$3,164	0.2%	$143

Average invested assets and cash		$66,099		$65,982		$64,091		$117

(1)	Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.
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
Annualized weighted-average investment yields increased in 2021 compared to 2020 primarily driven by higher investment income on slightly higher average invested assets. Net investment income included higher income of $151 million from limited partnerships, $48 million from bond calls and commercial mortgage loan prepayments and $45 million of higher income related to inflation-driven volatility on TIPS in 2021.

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$67	$471	$90
Realized losses	(10)	(29)	(38)

Net realized gains (losses) on available-for-sale fixed maturity securities	57	442	52
Net realized gains (losses) on equity securities sold	(7)	(1)	—
Net realized gains (losses) on limited partnerships	3	—	1

Total net realized investment gains (losses)	53	441	53

Impairments:
Total other-than-temporary impairments	—	—	(1)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—

Net other-than-temporary impairments	—	—	(1)

Net change in allowance for credit losses on available-for-sale fixed maturity securities	(6)	(5)	—
Write-down of available-for-sale fixed maturity securities	(1)	(4)	—
Net unrealized gains (losses) on equity securities still held	1	4	14
Net unrealized gains (losses) on limited partnerships	264	112	28
Commercial mortgage loans	(3)	(2)	(2)
Derivative instruments	14	(49)	(70)
Other	1	(5)	5

Net investment gains (losses)	$323	$492	$27

2021 compared to 2020

•
We recorded net gains related to the sale of
available-for-sale
fixed maturity securities of $57 million in 2021 primarily from sales of U.S. corporate securities. Net gains related to the sale of available-for-sale
fixed maturity securities of $442 million in 2020 were primarily driven by the sale of U.S. government securities due to portfolio rebalancing and asset exposure management as a result of the prolonged low interest rate environment.

•
We recorded higher net unrealized gains of $152 million on limited partnership investments in 2021 compared to 2020 primarily driven by higher average limited partnership investments, as well as favorable performance of private equity investments in 2021.

•
Net investment gains related to derivatives of $14 million in 2021 were primarily associated with embedded derivatives related to our indexed universal life insurance products, partially offset by losses from decreases in the values of investments used to protect statutory surplus from equity market fluctuations and losses associated with embedded derivatives related to our fixed indexed annuity products.

Net investment losses related to derivatives of $49 million in 2020 were primarily associated with embedded derivatives related to our fixed indexed annuity and runoff variable annuity products.

Investment portfolio
The following table sets forth our cash, cash equivalents, restricted cash and invested assets as of December 31:

	2021		2020
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Available-for-sale fixed maturity securities:
Public	$42,501	58%	$44,776	58%
Private	17,979	24	18,719	24
Equity securities	198	—	386	—
Commercial mortgage loans, net	6,830	9	6,743	9
Policy loans	2,050	3	1,978	3
Limited partnerships	1,900	3	1,049	1
Other invested assets	820	1	1,050	2
Cash, cash equivalents and restricted cash	1,571	2	2,561	3

Total cash, cash equivalents, restricted cash and invested assets	$73,849	100%	$77,262	100%

For a discussion of the change in cash, cash equivalents, restricted cash and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to our investment portfolio.
We hold fixed maturity and equity securities, derivatives, embedded derivatives and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of December 31, 2021, approximately 6% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 16 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to fair value.

Fixed maturity securities
As of December 31, 2021, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,368	$1,184	$—	$—	$4,552
State and political subdivisions	2,982	474	(6)	—	3,450
Non-U.S. government	762	86	(13)	—	835
U.S. corporate:
Utilities	4,330	783	(9)	—	5,104
Energy	2,581	363	(10)	—	2,934
Finance and insurance	8,003	1,012	(24)	—	8,991
Consumer—non-cyclical	5,138	1,029	(8)	—	6,159
Technology and communications	3,345	476	(13)	—	3,808
Industrial	1,322	175	(3)	—	1,494
Capital goods	2,334	415	(4)	—	2,745
Consumer—cyclical	1,703	203	(7)	—	1,899
Transportation	1,122	249	—	—	1,371
Other	379	41	(1)	—	419

Total U.S. corporate	30,257	4,746	(79)	—	34,924

Non-U.S. corporate:
Utilities	867	63	(2)	—	928
Energy	1,194	190	(1)	—	1,383
Finance and insurance	2,171	270	(9)	—	2,432
Consumer—non-cyclical	664	81	(2)	—	743
Technology and communications	1,085	166	(1)	—	1,250
Industrial	933	117	(3)	—	1,047
Capital goods	640	66	(1)	—	705
Consumer—cyclical	316	27	(2)	—	341
Transportation	422	68	(1)	—	489
Other	1,052	169	(4)	—	1,217

Total non-U.S. corporate	9,344	1,217	(26)	—	10,535

Residential mortgage-backed	1,325	116	(1)	—	1,440
Commercial mortgage-backed	2,435	152	(3)	—	2,584
Other asset-backed	2,138	29	(7)	—	2,160

Total available-for-sale fixed maturity securities	$52,611	$8,004	$(135)	$—	$60,480

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
Fixed maturity securities decreased $3.0 billion principally from a decrease in net unrealized gains related to an increase in interest rates, as well as sales, maturities and repayments exceeding purchases in 2021.

Other invested assets
The following table sets forth the carrying values of our other invested assets as of December 31:

	2021		2020
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$414	50%	$574	55%
Bank loan investments	363	45	344	33
Short-term investments	26	3	45	4
Securities lending collateral	—	—	67	6
Other investments	17	2	20	2

Total other invested assets	$820	100%	$1,050	100%

Derivatives decreased largely from an increase in interest rates and terminations in 2021. Securities lending collateral decreased due to our suspension of the securities lending program in 2021.
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

(Notional in millions)	Measurement	December 31, 2020	Additions	Maturities/ terminations	December 31, 2021
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,178	$—	$(525)	$7,653
Foreign currency swaps	Notional	127	—	—	127

Total cash flow hedges		8,305	—	(525)	7,780

Total derivatives designated as hedges		8,305	—	(525)	7,780

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—	(4,674)	—
Equity index options	Notional	2,000	1,438	(1,992)	1,446
Financial futures	Notional	1,104	3,887	(4,045)	946
Other foreign currency contracts	Notional	1,186	25	(1,128)	83

Total derivatives not designated as hedges		8,964	5,350	(11,839)	2,475

Total derivatives		$17,269	$5,350	$(12,364)	$10,255

(Number of policies)	Measurement	December 31, 2020	Additions	Maturities/ terminations	December 31, 2021
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	23,713	—	(1,909)	21,804
Fixed index annuity embedded derivatives	Policies	12,778	—	(3,434)	9,344
Indexed universal life embedded derivatives	Policies	842	—	(36)	806
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
Critical Accounting Estimates
The accounting estimates and assumptions (including sensitivities) discussed in this section are those that we consider to be critical to an understanding of our consolidated financial statements because their application places significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. For all of these accounting estimates and assumptions (including sensitivities), we caution that future events seldom develop as estimated and management’s best estimates often require adjustment. See “Cautionary Note Regarding Forward-looking Statements.”
Insurance liabilities and reserves
.
We calculate and maintain reserves for the estimated future payment of claims to our policyholders and contractholders based on actuarial assumptions and in accordance with U.S. GAAP and industry practice. We build these reserves as the estimated value of those obligations increases, and we release these reserves as those future obligations are paid, experience changes or policies lapse. The reserves we establish reflect estimates and actuarial assumptions and methodologies with regard to our future experience, involve the exercise of significant judgment and are inherently uncertain. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in determining our reserves as well as the assumptions originally used in pricing our products.
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
Long-term care insurance block, excluding our acquired block
We annually perform loss recognition testing for the liability for future policy benefits for our long-term care insurance products in the aggregate, excluding our acquired block of long-term care insurance, which is tested separately. The results of loss recognition testing are driven by changes to assumptions and methodologies primarily impacting claim termination rates, incidence and benefit utilization rates, mortality and lapse rates, as well as in-force
rate actions. Claim termination rates refer to the expected rates at which claims end. Incidence rates represent the likelihood the policyholder will go on claim. Benefit utilization rates estimate how much of the available policy benefits are expected to be used. As of December 31, 2021 and 2020, the liability for future policy benefits associated with our long-term care insurance block, excluding the acquired block, was $26.6 billion and $26.9 billion, respectively.
A summary of certain of our significant estimates and assumptions used in the calculation of our long-term care insurance loss recognition testing margin was as follows for the periods presented:

	Other Block (Excluding the Acquired Block)		Increase (decrease) and percentage change
	December 31,
(Amounts in millions)	2021	2020	2021 vs. 2020
Select estimates and assumptions used in loss recognition testing:
Present value of expected future benefits	$49,495	$50,840	$(1,345)		(3)%
Future in-force rate action assumption	$9,000	$8,000	$1,000		13%
Discount rate assumption	5.25%	5.34%	(9	) 0 ⁄ 000	(2)%
In 2021 and 2020, the results of our loss recognition testing on our long-term care insurance block, excluding the acquired block, indicated that our DAC was recoverable and reserves were sufficient, with a margin of approximately $450 million to $900 million as of December 31, 2021 compared to approximately $400 million to $800 million as of December 31, 2020. The margin in 2021 included updates for lapse, mortality, incidence, expenses, interest rates and benefit utilization (including cost of care growth), among others.
The decrease in the present value of expected future benefits was primarily attributable to actual benefit reductions in 2021 and expected future benefit reductions associated with our in-force
rate action plan (among other factors). The decrease was partially offset by assumption updates, most notably long-term benefit utilization, which we expect to trend higher than previously assumed due in part to higher cost of care growth driven by inflation.
Our assumption for future
in-force
rate actions is based on our best estimate of the rate increases we expect given our current plans for rate increase filings and our historical experience regarding rate increase approvals. The increase in future rate actions in 2021 was the result of expected future in-force
rate actions not yet filed, including in connection with the impacts from assumption updates, partially offset by in-force
rate actions approved and implemented during 2021. An increase in the expected amount of in-force
rate actions would favorably impact the results of our long-term care insurance margin testing, whereas any unexpected reduction in the amount of in-force
rate actions would negatively impact our margins and could result in a premium deficiency.

We assume a static discount rate that is in line with our current portfolio yield. This rate represents our expected investment returns based on the portfolio of assets supporting the net U.S. GAAP liability as of the calculation date and, therefore, excludes the impacts of qualifying hedge gains that are not currently amortizing. Because the discount rate is based on our current portfolio yields, changes in interest rates do not impact our loss recognition testing margins unless they result in changes to investment yields. Returns on new investments would need to exceed our current portfolio yield to benefit loss recognition testing margins.
The following sensitivities reflect hypothetical changes to certain of our significant estimates and assumptions and the associated impact it would have on our 2021 long-term care insurance loss recognition testing margin:

(Amounts in millions)	Other Block (Excluding the Acquired Block)
Sensitivities on loss recognition testing (1):
5% relative increase in future claim costs	$(2,475)
10% reduction in benefit of future in-force rate actions	$(900)
Discount rate decrease of 25 basis points (2)	$(1,150)

(1)
The margin impacts are each discrete and do not reflect the impact one factor may have on another. For example, the increase in claim costs does not include any offsetting impacts from potential future in-force
rate actions. Any such offset from
in-force
rate actions would primarily impact our long-term care insurance block, excluding the acquired block.

(2)	The 25 basis point decrease in the discount rate refers to a reduction in our portfolio yields.
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
Profits followed by losses
With respect to our long-term care insurance block, excluding the acquired block, while loss recognition testing supports that in the aggregate our reserves are sufficient, our future projections indicate we have projected profits in earlier periods followed by projected losses in later periods. As a result of this pattern of projected profits followed by projected losses, we will ratably accrue additional future policy benefit reserves over the profitable periods, currently expected to be through 2031, by the amounts necessary to offset estimated losses during the periods that follow. Such additional reserves are updated each period and calculated based on our estimate of the amount necessary to offset the losses in future periods utilizing expected income and current best estimate assumptions based on actual and anticipated experience, consistent with our loss recognition testing. We adjust the accrual rate prospectively, over the remaining profitable periods, without any catch-up
adjustment. During the years ended December 31, 2021 and 2020, we increased our long-term care insurance future policy benefit reserves by $649 million and $302 million, respectively, to accrue for profits followed by losses. As of December 31, 2021 and 2020, the total amount accrued for profits followed by losses was $1,274 million and $625 million, respectively. The accrual is recorded quarterly and is impacted by the pattern and present value of expected future losses which are updated annually at the time in which we perform loss recognition testing. During the fourth quarter of 2021, we updated our loss recognition testing assumptions, which included changes from our annual assumption review completed in the fourth quarter of 2021 as well as updates to our future in-force
rate actions. The present value of expected future losses was approximately $2.5 billion and $2.1 billion as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, we estimate a factor of approximately 76% of those profits on our long-term care insurance block, excluding the acquired block, will be accrued in the future to offset estimated future losses during later periods. The factor was unchanged compared to December 31, 2020 due mostly to higher actual profits in 2021 resulting in a larger increase in accrued future policy benefits for profits followed by losses, as well as updates to our future in-force
rate actions, offset by the updated profit pattern from our annual review of assumptions completed in the fourth quarter of 2021. There may be future adjustments to this estimate reflecting any variety of new and adverse trends that could result in increases to future policy benefit reserves for our profits followed by losses accrual, and such future increases could possibly be material to our results of operations and financial condition and liquidity.
Acquired block of long-term care insurance
In 2014, we had a premium deficiency in our acquired block of long-term care insurance; therefore, our assumptions that were updated in connection with the premium deficiency have remained locked-in.
These updated assumptions will remain
locked-in
unless, and until such time as, another premium deficiency occurs. As of December 31, 2021 and 2020, the liability for future policy benefits associated with our acquired block of long-term care insurance was $1.6 billion and $1.9 billion, respectively.
A summary of certain of our significant estimates and assumptions used in the calculation of our long-term care insurance loss recognition testing margin was as follows for the periods presented:

	Acquired Block		Increase (decrease) and percentage change
	December 31,
(Amounts in millions)	2021	2020	2021 vs. 2020
Select estimates and assumptions used in loss recognition testing:
Present value of expected future benefits	$2,118	$2,403	$(285)		(12)%
Discount rate assumption	6.06%	6.44%	(38	) 0 ⁄ 000	(6)%
Our acquired block of long-term care insurance had positive margin of approximately $50 million to $100 million as of December 31, 2021 compared to approximately $100 million to $200 million as of December 31, 2020. The margin in 2021 included updates for most assumptions; however, the change in the discount rate was the most impactful to the overall decrease in the 2021 margin compared to 2020.
The following sensitivities reflect hypothetical changes to certain of our significant estimates and assumptions and the associated impact it would have on our 2021 long-term care insurance loss recognition testing margin:

(Amounts in millions)	Acquired Block
Sensitivities on loss recognition testing margin (1):
5% relative increase in future claim costs	$(106)
Discount rate decrease of 25 basis points (2)	$(28)

(1)
The margin impacts are each discrete and do not reflect the impact one factor may have on another. For example, the increase in claim costs does not include any incremental adverse impacts from a potential decrease in the discount rate.

(2)	The 25 basis point decrease in the discount rate refers to a reduction in our portfolio yields.
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

Term and whole life insurance
Similar to our long-term care insurance products, we annually perform loss recognition testing for the liability for future policy benefits for our term and whole life insurance products in the aggregate, excluding our acquired block and certain reinsured blocks, which are tested separately. As of December 31, 2021 and 2020, the liability for future policy benefits associated with our term and whole life insurance products was $2.0 billion and $2.1 billion, respectively.
The risks we face in these products mostly include adverse variations in mortality and lapse assumptions. Adverse experience in one or all of these risks could result in the DAC associated with our term and whole life insurance products, excluding our acquired block, and PVFP associated with our acquired block of term and whole life insurance products to no longer be fully recoverable and could require establishment of additional future policy benefit reserves. Any favorable variation would result in additional margin and higher income recognized over the remaining duration of the in-force
block.
A summary of certain of our significant estimates used in the calculation of our term and whole life insurance loss recognition testing margin was as follows for the periods presented:

	Other Block (Excluding the Acquired Block and Certain Reinsured Blocks)		Increase (decrease) and percentage change
	December 31,
(Amounts in millions)	2021	2020	2021 vs. 2020
Select estimates used in loss recognition testing:
Total present value of expected future premiums	$2,612	$2,657	$(45)	(2)%
Total present value of expected death benefits and expenses	$2,109	$2,115	$(6)	—%
As of December 31, 2021 and 2020, we had margin of approximately $300 million to $800 million, and a DAC balance of $0.8 billion and $1.1 billion, respectively, on our term and whole life insurance products, excluding the acquired block and certain reinsured blocks. In 2021, we updated many of our assumptions, including emerging mortality experience. The decrease in both the present value of expected future premiums and death benefits and expenses in 2021 was primarily attributable to higher mortality experience. If our margin is reduced below zero for our term and whole life insurance products, excluding our acquired block and certain reinsured blocks, we would amortize DAC up to the amount of DAC recorded on our balance sheet and if DAC was fully written off, establish additional future policy benefit reserves, either of which would result in a charge to net income.
A summary of certain of our significant estimates used in the calculation of our term and whole life insurance loss recognition testing margin was as follows for the periods presented:

	Acquired Block		Increase (decrease) and percentage change
	December 31,
(Amounts in millions)	2021	2020	2021 vs. 2020
Select estimates used in loss recognition testing:
Total present value of expected future premiums	$506	$521	$(15)	(3)%
Total present value of expected death benefits and expenses	$317	$332	$(15)	(5)%
As of December 31, 2021 and 2020, we had margin of approximately $100 million to $300 million, and a PVFP balance of $71 million and $73 million, respectively, on our acquired block of term and whole life insurance products. If our margin is reduced below zero for our acquired block of term and whole life insurance products, we would amortize PVFP up to the amount of PVFP recorded on our balance sheet and if PVFP was fully written off, establish additional future policy benefit reserves, either of which would result in a charge to net income.
In the fourth quarter of 2021, we ceded certain term life insurance policies as part of a life block transaction. As of December 31, 2021, the margin associated with this block was positive but not significant and has a DAC balance of $224 million. If the margin of this block is reduced below zero, we would amortize DAC up to the amount of DAC recorded on our balance sheet and if DAC was fully written off, establish additional future policy benefit reserves, either of which would result in a charge to net income.
The following sensitivities reflect hypothetical changes to certain of our significant estimates and assumptions and the associated impact it would have on our 2021 term and whole life insurance loss recognition testing margin:

(Amounts in millions)	Other Block (Excluding the Acquired Block and Certain Reinsured Blocks)	Acquired Block	Total
Sensitivities on loss recognition testing (1):
2% higher mortality	$(59)	$(8)	$(67)
10% increase in lapses	$(265)	$(41)	$(306)

(1)	The margin impacts are each discrete and do not reflect the impact one factor may have on another.
The sensitivities in the table above are changes that we consider to be reasonably possible given historical changes in market conditions and our experience with these products.
Fixed immediate annuities
As of December 31, 2021 and 2020, the liability for future policy benefits associated with our fixed annuity products with life contingencies was $11.3 billion and $11.8 billion, respectively. We regularly review our assumptions for these products and perform loss recognition testing at least annually. In 2016, we had a premium deficiency in our single premium immediate annuity products that resulted in the write-off
of the entire DAC balance associated with these products. Subsequent to 2016, additional premium deficiencies have occurred in our single premium immediate annuity products that resulted in the establishment of additional future policy benefit reserves and were reflected as losses in net income.
In 2019, we determined we had an additional premium deficiency in our single premium immediate annuity products as a result of loss recognition testing. We increased our future policy benefit reserves by $39 million and recognized a corresponding loss in net income associated with the 2019 test. The premium deficiency test results were primarily driven by the low interest rate environment and updated assumptions. These updated assumptions resulting from our 2019 loss recognition testing will remain locked-in
until such time as we determine another premium deficiency exists.
In 2021 and 2020, the results of our loss recognition testing did not result in a premium deficiency; therefore, our liability for future policy benefits was sufficient, with a margin of approximately $85 million as of December 31, 2021 compared to approximately $130 million as of December 31, 2020. The decrease in the margin in 2021 was primarily due to a change in our mortality assumption.

A summary of certain of our significant estimates and assumptions used in the calculation of our fixed immediate annuity products loss recognition testing margin was as follows for the periods presented:

			Increase (decrease) and
	December 31,		percentage change
(Amounts in millions)	2021	2020	2021 vs. 2020
Select estimates and assumptions used in loss recognition testing:
Total present value of expected benefits and expenses	$3,430	$3,610	$(180)		(5)%
Reported investment yield	5.79%	5.86%	(7	) 0 ⁄ 000	(1)%
The following sensitivities reflect hypothetical changes to certain of our significant estimates and assumptions and the associated impact it would have on our 2021 fixed immediate annuity products loss recognition testing margin:

(Amounts in millions)	Fixed Immediate Annuity Products
Sensitivities on loss recognition testing (1):
2% lower mortality	$(20)
10 basis point reduction in investment yields	$(26)

(1)	The margin impacts are each discrete and do not reflect the impact one factor may have on another.
Currently, these reductions are not sufficient to reduce our margin for this block below zero. However, if our margin for this block is again reduced below zero, the impacts of future adverse changes in our assumptions would result in the establishment of additional future policy benefit reserves and would be immediately reflected as a loss in net income. Any favorable variation would result in additional margin and higher income recognized over the remaining duration of the in-force
block but would not have an immediate benefit to net income.
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
We perform an annual review of assumptions for our universal and term universal life insurance products, typically in the fourth quarter. Our 2021 review resulted in an increase in the liability for policyholder account balances of $87 million, with a corresponding pre-tax
loss recorded to net income, predominantly driven by higher
pre-COVID-19
mortality. Other assumption updates mostly focused on long-term interest rate trends. Our 2020 review resulted in a decrease in the liability for policyholder account balances of $118 million, with a corresponding pre-tax
benefit recorded to net income, primarily due to a model refinement in our term universal life insurance product related to persistency and grace period timing and lower projected cost of insurance assessments on our universal life insurance products. Our 2019 review resulted in an increase in the liability for policyholder account balances of $72 million with a corresponding pre-tax
loss recorded to net income. The 2019 test results were predominantly impacted by emerging mortality experience, lower expected growth in interest rates and a prolonged low interest rate environment.

As of December 31, 2021 and 2020, we had DAC of $— and $245 million, respectively, and total policyholder account balances including reserves in excess of the contract value of $9.0 billion and $9.7 billion, respectively, related to our universal and term universal life insurance products. The decrease in DAC and policyholder account balances in 2021 compared to 2020 was primarily attributable to shadow accounting adjustments associated with a decrease in unrealized gains in 2021. As of December 31, 2021, for our universal and term universal life insurance products, we estimate that a 100 basis point reduction in interest rates from the December 31, 2021 level, or 2% higher mortality, scenarios that we consider to be reasonably possible given historical changes in market conditions and experience on these products, would result in a loss recorded to net income of approximately $35 million and $40 million, respectively. Adverse experience in persistency could also result in the DAC amortization associated with these products to be accelerated as well as the establishment of higher additional benefit reserves. Any favorable changes in these assumptions would result in lower DAC amortization as well as a reduction in the liability for policyholder account balances.
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
Our liability for policy and contract claims is reviewed regularly, with changes in our estimates of future claims recorded through net income.
The following table sets forth our recorded liability for policy and contract claims as of December 31:

(Amounts in millions)	2021	2020
U.S. Life Insurance segment:
Long-term care insurance	$10,861	$10,518
Life insurance	308	378
Fixed annuities	14	12
Enact segment	641	555
Runoff segment	8	12
Other mortgage insurance (1)	9	11

Total liability for policy and contract claims	$11,841	$11,486

(1)	Amounts included in Corporate and Other activities.
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
During the fourth quarter of 2021, we reviewed our assumptions and methodologies relating to our claim reserves for our long-term care insurance business but did not make any significant changes to the assumptions or methodologies, other than routine updates to investment returns as we typically do each quarter. These updates did not have a significant impact on claim reserve levels. During the fourth quarter of 2020, we reviewed our assumptions and methodologies relating to our claim reserves of our long-term care insurance business and made certain changes to our assumptions or methodologies, particularly those assumptions used to calculate our IBNR reserves. In total, these updates reduced our liability for policy and contract claims by $38 million. As experience has emerged in the past, we have made resulting changes to our assumptions that have had a material impact on our results of operations and financial position. Our experience will continue to emerge and as a result there is a potential for future assumption reviews to result in further updates.
Mortgage insurance
Estimates of mortgage insurance reserves for losses and loss adjustment expenses are based on notices of mortgage loan defaults and estimates of defaults that have been incurred but have not been reported by loan servicers, using assumptions developed based on past experience and the expectation of future development. The estimates are determined using either a factor-based approach, in which assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim are calculated using traditional actuarial techniques, or a case-based approach, in which each individual delinquent loan is reviewed and a best-estimate loss is determined based on the status of the insured loan and an estimation of net sale proceeds from the disposition of the mortgaged property. Assumptions also include provisions for loans within Enact Holdings’ delinquency inventory that will be rescinded or modified (collectively referred to as “loss mitigation actions”) based on the effects that such loss mitigation actions have had on Enact Holdings’ historical claim frequency rates, including an estimate for reinstatement of previously rescinded coverage. Each of these inherently judgmental assumptions is established in a respective geography based on historical and expected experience. Enact Holdings has established processes, as well as contractual rights, to ensure it receives timely information from loan servicers to aid in the establishment of its estimates. In addition, when Enact Holdings has obtained sufficient facts and circumstances through its investigative process, it has the unilateral right under its master policies and at law to rescind coverage on the underlying loan certificate as if coverage never existed. As is common accounting practice in the mortgage insurance industry and in accordance with U.S. GAAP, loss reserves are not established for future claims on insured loans that are not currently in default.
Management of Enact Holdings reviews the loss reserves quarterly for adequacy, and if necessary, updates the assumptions used for estimating and calculating such reserves based on actual experience and historical frequency of claim and severity of loss rates that are applied to the current population of delinquencies. Factors considered in establishing loss reserves include claim frequency patterns (reflecting the loss mitigation actions on such claim patterns), the aged category of the delinquency (i.e., age and progression of delinquency to claim), the severity of loss and loan coverage percentage. The establishment of Enact Holdings’ mortgage insurance loss reserves is subject to inherent uncertainty and requires judgment. The actual amount of the claim payments may vary significantly from the loss reserve estimates. Enact Holdings’ estimates could be adversely affected by several factors, including but not limited to, whether borrowers in forbearance due to

COVID-19

will ultimately cure or result in a claim payment, a deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, a drop in housing values that could expose Enact Holdings to greater loss on resale of properties obtained through foreclosure proceedings and an adverse change in the effectiveness of loss mitigation actions that could result in an increase in the frequency of expected claim rates. Enact Holdings’ estimates are also affected by the extent of fraud and misrepresentation that are uncovered in the loans that are insured and the coverage upon which Enact Holdings has consequently rescinded or may rescind going forward. Enact Holdings’ loss reserving methodology includes estimates of the number of loans in its delinquency inventory that will be rescinded or modified, as well as estimates of the number of loans for which coverage may be reinstated under certain conditions following a rescission action.
In considering the potential sensitivity of the factors underlying Enact Holdings’ best estimate of its mortgage insurance reserves for losses, it is possible that even a relatively small change in estimated delinquency-to-claim
rate (“frequency”) or a relatively small percentage change in estimated claim amount

(“severity”) could have a significant impact on reserves and, correspondingly, on results of operations. For example, based on Enact Holdings actual experience during the three-year period ended December 31, 2021, a quarterly change of 6% in its average frequency reserve factor would change the gross loss reserve amount for such quarter by approximately $95 million and a change of 4% in its average severity reserve factor would change the gross loss reserve amount for such quarter by approximately $24 million.
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
Amortization of DAC for deferred annuity and universal life insurance contracts is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to date or for the unlocking of underlying key assumptions including interest rates, policyholder persistency or lapses, insured mortality and expenses. The estimation of expected gross profits is subject to change given the inherent uncertainty as to the underlying key assumptions employed and the long duration of our policy or contract liabilities. Changes in expected gross profits reflecting the unlocking of underlying key assumptions could result in a material increase or decrease in the amortization of DAC depending on the magnitude of the change in underlying assumptions. Significant factors that could result in a material increase or decrease in DAC amortization for these products include material changes in withdrawal or lapse rates, investment spreads or mortality assumptions. For the years ended December 31, 2021, 2020 and 2019, key assumptions were unlocked in our U.S. Life Insurance and Runoff segments to reflect our current expectation of future investment spreads, lapse rates and mortality.
We review DAC for recoverability at least annually. For deferred annuity and universal life insurance contracts, if the present value of expected future gross profits is less than the unamortized DAC for a line of business, a charge to net income is recorded for additional DAC amortization. For traditional long-duration and short-duration contracts, if the benefit reserves plus the current estimate of expected future gross premiums and interest income for a line of business are less than the current estimate of expected future benefits and expenses (including any unamortized DAC), a charge to net income is recorded for additional DAC amortization or for increased benefit reserves. The evaluation of DAC recoverability is subject to inherent uncertainty and requires significant judgment and estimates to determine the present values of future premiums, estimated gross profits and expected benefits and expenses of our businesses. In 2021 and 2020, in connection with our review of DAC for recoverability, we wrote off $117 million and $63 million, respectively, of DAC in our universal and term universal life insurance products principally due to lower future estimated gross profits.
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
The following table sets forth the increase (decrease) in amortization of DAC related to unlocking of underlying key assumptions by segment for the years ended December 31:

(Amounts in millions)	2021	2020	2019
U.S. Life Insurance	$2	$48	$58
Enact	—	6	—
Runoff	(2)	(2)	(2)

Total	$—	$52	$56

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
In the fourth quarter of 2020, as part of a periodic review of assumptions, our Enact segment increased DAC amortization by $6 million primarily driven by elevated lapses in 2020. For the years ended December 31, 2021 and 2019, no assumptions were unlocked in our Enact segment.
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
Estimates of fair value for fixed maturity securities are obtained primarily from industry-standard pricing models utilizing observable market inputs. For our less liquid securities, such as our privately placed securities, we utilize independent market data to employ alternative valuation methods commonly used in the financial services industry to estimate fair value. These securities are categorized into a three-level hierarchy based on the observability of the inputs used in estimating the fair value.
Our valuation techniques maximize the use of observable inputs. However, for certain less liquid securities, categorized as Level 3, the valuation inputs and assumptions cannot be corroborated with observable market data and require greater estimation, resulting in values that are less certain. Additionally, the availability of observable market information may change as certain inputs may be more direct drivers of valuation at the time of pricing, or if certain assets previously in active markets become less liquid due to changes in the financial environment. As a result, more securities may be categorized as Level 3 and require more subjectivity and management judgment. As of December 31, 2021, 6% of our total fixed maturity securities related to Level 3 private fixed maturities valued using internal pricing models. See notes 2, 4 and 16 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to the valuation of fixed maturity securities and a description of the fair value measurement estimates and level assignments.
The following tables summarize the primary sources of data considered when determining fair value of each class of fixed maturity securities as of December 31:

	2021
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Pricing services	$53,852	$—	$53,852	$—
Broker quotes	312	—	—	312
Internal models	6,316	—	2,820	3,496

Total fixed maturity securities	$60,480	$—	$56,672	$3,808

	2020
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Pricing services	$57,229	$—	$57,229	$—
Broker quotes	730	—	—	730
Internal models	5,536	—	2,177	3,359

Total fixed maturity securities	$63,495	$—	$59,406	$4,089

Consolidated Balance Sheets
Total assets
. Total assets decreased $6,576 million from $105,747 million as of December 31, 2020 to $99,171 million as of December 31, 2021.

•
Cash, cash equivalents, restricted cash and invested assets decreased $3,413 million primarily from decreases of $3,015 million, $990 million and $230 million in fixed maturity securities, cash, cash equivalents, restricted cash and other invested assets, respectively. The decrease in fixed maturity securities was predominantly related to a decrease in unrealized gains due to an increase in interest rates and from net sales in 2021. The decrease in cash, cash equivalents and restricted cash was largely related to net withdrawals from our investment contracts, the redemption and repurchase of certain Genworth Holdings’ senior notes, including the full redemption of senior notes originally scheduled to mature in September 2021 and August 2023, and payments of $564 million to AXA primarily associated with a secured promissory note. These decreases to cash were partially offset by net proceeds of approximately $529 million and $370 million received from the minority IPO of Enact Holdings and the sale of Genworth Australia, respectively, and by net sales of investment securities in

2021. The decrease in other invested assets was predominantly driven by the termination of certain derivative contracts, lower derivative asset valuations due to an increase in interest rates and from the suspension of our securities lending program in 2021 that resulted in lower cash collateral.

•
DAC decreased $341 million principally attributable to DAC impairments in our universal and term universal life insurance products. During 2021 and in connection with our periodic reviews of DAC for recoverability, we wrote off $117 million of DAC in our universal and term universal life insurance products due principally to lower future estimated gross profits. The decrease was also attributable to lapses in our life insurance products and higher policy terminations in our long-term care insurance business in 2021.

•
Deferred tax asset increased $54 million largely due to a decrease in unrealized gains on derivatives and investments and from deferred tax assets of $87 million and $54 million recorded in connection with the sale of Genworth Australia and the minority IPO of Enact Holdings, respectively, partially offset by a net deferred tax liability based on pre-tax
earnings.

•	Assets related to discontinued operations decreased $2,817 million due to the sale and deconsolidation of Genworth Australia in 2021.
Total liabilities
. Total liabilities decreased $7,022 million from $89,927 million as of December 31, 2020 to $82,905 million as of December 31, 2021.

•
Future policy benefits decreased $1,167 million primarily driven by shadow accounting adjustments associated with a decrease in unrealized gains in 2021. The shadow accounting adjustments decreased future policy benefits by approximately $1,270 million, mostly in our long-term care insurance business, with an offsetting amount recorded in other comprehensive income (loss). The decrease was also attributable to reduced benefits of $920 million in 2021 related to in-force
actions approved and implemented, which included policyholder benefit reduction elections made as part of a legal settlement in our long-term care insurance business. Net outflows driven by surrenders and benefits in our single premium immediate annuity products and runoff of our term life insurance products, including from higher lapses in 2021, also drove the decrease. These decreases were partially offset by aging of our long-term care insurance in-force
block and higher incremental reserves of $649 million recorded in connection with an accrual for profits followed by losses in 2021.

•
Policyholder account balances decreased $2,149 million largely attributable to surrenders and benefits in our deferred annuity products and from scheduled maturities of certain funding agreements in our universal life insurance and institutional products in 2021. The decrease was also attributable to shadow accounting adjustments associated with a decrease in unrealized gains in 2021. The shadow accounting adjustments decreased policyholder account balances by approximately $503 million, mostly in our universal life insurance products, with an offsetting amount recorded in other comprehensive income (loss). These decreases were partially offset by higher reserves of $87 million associated with an unfavorable unlocking in our term universal and universal life insurance products related to our annual review of assumptions in 2021.

•
Liability for policy and contract claims increased $355 million largely related to our long-term care insurance business primarily attributable to new claims and claim severity as a result of the aging of the in-force
block and a $10 million increase to claim reserves to account for changes to incidence and mortality experience driven by
COVID-19,
which we believe are temporary. The increase was also attributable to our Enact segment primarily driven by new delinquencies, partially offset by net favorable reserve adjustments related to positive frequency and severity development on pre-COVID-19
delinquencies in 2021. These increases were also partially offset by fewer pending claims in our life insurance business and higher claim terminations in our long-term care insurance business in 2021.

•	Long-term borrowings decreased $1,504 million mainly attributable to the redemption of Genworth Holdings’ senior notes due in February 2021, September 2021 and August 2023, and from the repurchase of $118 million of Genworth Holdings’ February 2024 senior notes in the fourth quarter of 2021. See note 12 in our consolidated financial statements under “Item 8 —Financial Statements and Supplementary Data” for additional details.

•
Liabilities related to discontinued operations decreased $2,336 million predominantly from the sale and deconsolidation of Genworth Australia, which also resulted in a mandatory payment of approximately $247 million, including accrued interest, to AXA under the secured promissory note in 2021. In addition, during the third quarter of 2021, Genworth Holdings repaid the remaining outstanding balance of the secured promissory note due to AXA of approximately $296 million. See note 23 in our consolidated financial statements under “Item 8 —Financial Statements and Supplementary Data” for additional details.

Total equity
. Total equity increased $446 million from $15,820 million as of December 31, 2020 to $16,266 million as of December 31, 2021.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $904 million for the year ended December 31, 2021.

•	Unrealized gains on investments and derivatives qualifying as hedges decreased $354 million and $186 million, respectively, primarily from an increase in interest rates in 2021.

•	Additional paid-in capital decreased $150 million largely attributable to the IPO of 18.4% of Enact Holdings in September 2021.

•
Noncontrolling interests increased $254 million related to the IPO of 18.4% of Enact Holdings in September 2021, partially offset by the deconsolidation of the ownership interest attributable to noncontrolling interests of Genworth Australia recorded in connection with the final disposition in March 2021.

Liquidity and Capital Resources
Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating needs.
Overview of cash flows—Genworth and subsidiaries
The following table sets forth our condensed consolidated cash flows for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Net cash from operating activities	$437	$1,960	$2,079
Net cash from (used by) investing activities	896	(1,153)	1,301
Net cash used by financing activities	(2,419)	(1,507)	(2,217)

Net increase (decrease) in cash before foreign exchange effect	$(1,086)	$(700)	$1,163

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
We had lower cash inflows from operating activities in 2021 primarily from an initial cash payment of $360 million made in connection with a new reinsurance agreement under which we ceded certain term life insurance policies, higher payments to AXA and from lower collateral received from counterparties related to our derivative positions. During 2021, we fully repaid a secured promissory note plus accrued interest of $543 million due to AXA and settled an unrelated liability for $18 million associated with underwriting losses on a product sold by a distributor in our former lifestyle protection insurance business. During 2020, we paid AXA $269 million comprised of an interim litigation payment, an initial amount under the settlement agreement reached in July 2020 and interest on the secured promissory note.
We had cash inflows from investing activities in 2021 largely from net sales of fixed maturity securities and net proceeds from the sale of Genworth Australia, partially offset by net capital calls on limited partnerships. We had cash outflows from investing activities in 2020 mainly from net purchases of fixed maturity and equity securities and net capital calls on limited partnerships, partially offset by commercial mortgage loan repayments outpacing originations and policy loan repayments.
We had higher cash outflows from financing activities in 2021 principally from higher repayment and repurchase of long-term debt, partially offset by net proceeds of $529 million from the minority IPO of Enact Holdings completed on September 20, 2021 and lower net withdrawals from our investment contracts. In 2021, Genworth Holdings repurchased $91 million and $118 million principal amount of its 4.90% senior notes due in 2023 and its 4.80% senior notes due in 2024, respectively, and early redeemed the remaining $309 million of its 4.90% senior notes originally scheduled to mature in August 2023. Genworth Holdings also repurchased $146 million and early redeemed the remaining $513 million principal balance of its 7.625% senior notes originally due in September 2021 and redeemed $338 million principal balance of its 7.20% senior notes due in February 2021. In 2020, Genworth Holdings redeemed $397 million of its senior notes due in June 2020, Rivermont I early redeemed its $315 million non-recourse
funding obligations originally due in 2050 and Genworth Holdings repurchased $84 million principal amount of its senior notes with 2021 maturity dates. We also received net proceeds of $738 million in 2020 from the issuance of Enact Holdings’ senior notes due in 2025.
Genworth—holding company liquidity
In consideration of our liquidity, it is important to separate the needs of our holding companies from the needs of their respective subsidiaries. Genworth Financial and Genworth Holdings each act as a holding company for their respective subsidiaries and do not have any significant operations of their own. Accordingly, our holding companies are highly dependent upon their respective subsidiaries to pay dividends and make other payments to meet their respective obligations. Moreover, management’s focus is predominantly on Genworth Holdings’ liquidity given it is the issuer of our outstanding public debt.
Genworth Financial’s and Genworth Holdings’ principal sources of cash are derived from dividends from their respective subsidiaries, subsidiary payments to them under tax sharing and expense reimbursement arrangements and proceeds from borrowings or securities issuances. Our liquidity is highly dependent on the performance of Enact Holdings and its ability to pay dividends to us as anticipated. Although the business performance and financial results of our U.S. life insurance subsidiaries have improved significantly, they currently have negative unassigned surplus of approximately $1.0 billion under statutory accounting and as a result, we do not expect these subsidiaries to pay dividends for the foreseeable future. Genworth Financial has the right to appoint a majority of directors to the board of directors of Enact Holdings; however, actions taken by Enact Holdings and its board of directors (including in the case of the payment of dividends to us, the approval of Enact Holdings’ independent capital committee) are subject to and may be limited by the interests of Enact

Holdings, including but not limited to, its use of capital for growth opportunities and regulatory requirements. In addition, insurance laws and regulations regulate the payment of dividends and other distributions to Genworth Financial and Genworth Holdings by their insurance subsidiaries. See “—Regulated insurance subsidiaries” for additional details.
The primary use of funds at Genworth Financial and Genworth Holdings include payment of principal, interest and other expenses on current and any future borrowings or other obligations (including payments to AXA associated with claims still being processed reported as discontinued operations), payment of holding company general operating expenses (including employee benefits and taxes), payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payment of amounts owed to GE under the Tax Matters Agreement, payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt securities and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial. For more information on our tax obligations, refer to note 13 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”
Our future use of liquidity and capital will prioritize reducing overall indebtedness of Genworth Holdings. Our goal is to reduce debt at Genworth Holdings to approximately $1.0 billion over time. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise. We currently seek to address our indebtedness over time through repurchases, redemptions and/or repayments at maturity.
In November 2008, Genworth Financial’s Board of Directors suspended the payment of dividends to its shareholders and the repurchase of common stock under the Company’s stock repurchase program indefinitely. Given the significant improvement in the operating and financial performance of Genworth Financial and its subsidiaries, and the $2.1 billion of debt reduction in 2021, Genworth Financial’s Board of Directors will consider implementing a new share repurchase program and new dividend policy later in 2022. Any future capital management considerations are primarily dependent on the repayment of Genworth Holdings’ February 2024 debt and Enact Holdings’ future dividend policy. If Genworth Financial’s Board of Directors ultimately decides to approve a new share repurchase program or new dividend policy, any amounts used for the purpose of returning capital to Genworth Financial’s shareholders will be dependent on many factors. These factors will include, in addition to any other factors that may arise in the future, the receipt of dividends from Enact Holdings, intercompany cash tax payments from operating subsidiaries, Genworth’s operating results and financial condition, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, debt obligations of Genworth Holdings and Enact Holdings, our credit and financial strength ratings, the capital needs of our subsidiaries for future growth and other factors Genworth Financial’s Board of Directors deems relevant.
As of December 31, 2021, Genworth Holdings had $353 million of unrestricted cash, cash equivalents and liquid assets. Genworth Holdings received net cash proceeds of $370 million and $529 million from the sale of Genworth Australia in March 2021 and the minority IPO of Enact Holdings in September 2021, respectively, of which $543 million was used to prepay the outstanding principal balance and accrued interest of the AXA promissory note originally due in 2022. In addition, on December 15, 2021, Genworth Holdings early redeemed its 4.90% senior notes originally scheduled to mature in August 2023.
As of December 31, 2021, Genworth Holdings had $282 million of senior notes due in February 2024, thereafter, no debt maturities are due until June 2034. During the first quarter of 2022 and as of February 18, 2022, Genworth Holdings repurchased $33 million principal amount of its senior notes due in February 2024, and may early repay the remaining outstanding balance of its senior notes due in February 2024 with cash on hand, expected dividends from Enact Holdings and/or intercompany cash tax payments from its subsidiaries. Interest payments on Genworth Holdings’ remaining senior notes are forecasted to be approximately $65 million due between January 2022 through March 2023. For further information about our borrowings, refer to note 12 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.” In

addition, in February 2022, Genworth Holdings paid AXA the majority of the remaining unprocessed claims of approximately $30 million, and accordingly, has no significant amounts due to AXA over the next twelve months.
We believe Genworth Holdings’ unrestricted cash, cash equivalents and liquid assets provide sufficient liquidity to meet its financial obligations and maintain business operations for one year from the date the financial statements are issued based on relevant conditions and events that are known and reasonably estimable, including current cash and management actions in the normal course. Furthermore, we believe Genworth Holdings has adequate liquidity to meet its future financial obligations in 2023 and thereafter; however, we do expect intercompany cash tax payments from Genworth Holdings’ subsidiaries to be lower over the next few years as compared to the amounts received during 2021. Otherwise, we do not anticipate any current known trends, demands or contractual commitments resulting in our liquidity, including Genworth Holdings, significantly increasing or decreasing in future periods. However, the impact of
COVID-19
is very difficult to predict. It may preclude Enact Holdings from returning capital to us through dividends and could adversely impact our overall liquidity and ability to raise capital. Enact Holdings intends to develop a formal dividend policy and initiate a regular common dividend during 2022. Future dividends are dependent on a variety of economic and business conditions, including the resolution of forbearance related delinquencies. Enact Holdings’ dividend policy is a critical piece in determining Genworth’s future cash flows. We actively monitor our liquidity position (most notably at Genworth Holdings), liquidity generation options and the credit markets given changing market conditions. Genworth Holdings’ cash management target is to maintain a cash buffer of two times expected annual external debt interest payments. Genworth Holdings may move below or above this targeted cash buffer during any given quarter due to the timing of cash outflows and inflows or from future actions. Management of Genworth Financial continues to evaluate Genworth Holdings’ target level of liquidity as circumstances warrant. Additionally, Genworth Financial will continue to evaluate market influences on the valuation of Genworth Holdings’ senior debt and expects to consider additional opportunities to repurchase debt over time. However, we cannot predict with certainty the impact to us from future disruptions in the credit markets or any future downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of Genworth Holdings’ debt.
Genworth Holdings—changes in liquidity
Genworth Holdings had $331 million and $1,078 million of cash, cash equivalents and restricted cash as of December 31, 2021 and 2020, respectively, which included $46 million of restricted cash equivalents as of December 31, 2020. Genworth Holdings also held $25 million in U.S. government securities as of December 31, 2021 and 2020, which included approximately $3 million and $25 million, respectively, of restricted assets. The decrease in Genworth Holdings’ cash, cash equivalents and restricted cash was principally driven by the repayment and repurchase of long-term debt, including payments of $564 million to AXA reported as discontinued operations, partially offset by net proceeds from the Genworth Australia sale and the minority IPO of Enact Holdings, and dividends from Enact Holdings. Genworth Holdings early redeemed its 4.90% senior notes originally scheduled to mature in August 2023 for a total cash payment of $334 million. Prior to the early redemption, Genworth Holdings repurchased $91 million of its 4.90% senior notes due in August 2023 and $118 million of its 4.80% senior notes due in 2024. Genworth Holdings also repurchased $146 million and early redeemed the remainder of its 7.625% senior notes due in September 2021 with a total cash payment of $532 million. In addition, Genworth Holdings repurchased and repaid its 7.20% senior notes due in February 2021 for $350 million. For additional details on the decrease in cash, cash equivalents and restricted cash, see below under “—Capital resources and financing activities.”
On March 3, 2021, we completed the sale of Genworth Australia and received net proceeds of approximately AUD483 million ($370 million). The sale of Genworth Australia resulted in a mandatory payment of approximately £178 million ($247 million) related to the outstanding secured promissory note issued to AXA, including accrued interest of $2 million. On September 21, 2021, Genworth Holdings used a portion of the $529 million net proceeds from the minority IPO of Enact Holdings to repay the remaining outstanding balance of the secured promissory note of approximately £215 million ($296 million). In addition, pursuant to a guarantee agreement with Genworth Financial International Holdings, LLC (“GFIH”) discussed below in “—Guarantees and other off-balance
sheet commitments,” Genworth Holdings paid AXA approximately €15 million ($18 million) in the second quarter of 2021 to settle amounts owed related to underwriting losses on a product sold by a distributor in our former lifestyle protection insurance business.
During the years ended December 31, 2021, 2020 and 2019, Genworth Holdings received cash dividends from its international subsidiaries of $370 million, $11 million and $1,486 million, respectively. Dividends received by Genworth Holdings in 2021 include the net proceeds from the sale of Genworth Australia. Our international subsidiaries had to preserve capital due to the adverse impacts caused by

COVID-19

and accordingly reduced the amount of dividends paid to Genworth Holdings during 2020. Dividends received by Genworth Holdings in 2019 included $1,235 million of net proceeds related to the sale of Genworth Canada.
During 2021 and 2020, Genworth Holdings received cash dividends from Enact Holdings of $163 million and $437 million, respectively. In 2019 and prior to an internal company reorganization, Enact Holdings paid cash dividends of $250 million directly to Genworth Financial. Dividends paid by Enact Holdings in 2021 included a proportionate dividend distribution to minority shareholders. Dividends received by Genworth Holdings in 2020 were from net proceeds received from Enact Holdings’ senior notes issued in August 2020. Enact Holdings’ board of directors evaluates economic and business conditions, including the resolution of forbearance related delinquencies, to determine the amount and timing of future dividends. Future dividends are also subject to market conditions, business performance, business and regulatory approvals, among other considerations, and will include a proportionate dividend distribution to minority shareholders.
There were no dividends paid to Genworth Holdings by its domestic life insurance subsidiaries during the years ended December 31, 2021, 2020 or 2019. Although the business performance and financial results of our U.S. life insurance subsidiaries have improved significantly, they currently have negative unassigned surplus of approximately $1.0 billion under statutory accounting and as a result, we do not expect these subsidiaries to pay dividends for the foreseeable future.
Capital resources and financing activities
Our current capital resource plans do not include any additional debt offerings or minority sales of Enact Holdings. The availability of additional capital resources will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, credit ratings and the performance of and outlook for Enact Holdings and the payment of dividends therefrom. For a discussion of certain risks associated with our liquidity and dependency on dividends paid by Enact Holdings, see “Item 1A—Risk Factors—Genworth Financial and Genworth Holdings depend on the ability of their respective subsidiaries to pay dividends and make other payments and distributions to each of them and to meet their obligations,” and “—Risk Factors— Our sources of capital have become more limited, and under certain conditions we may need to seek additional capital on unfavorable terms.” These risks may be exacerbated by the economic impact of
COVID-19.
On December 15, 2021, Genworth Holdings early redeemed its 4.90% senior notes originally scheduled to mature in August 2023. The senior notes were fully redeemed with a cash payment of $334 million, comprised of the outstanding principal balance of $309 million, accrued interest of $5 million and a make-whole premium of $20 million. Prior to the early redemption, Genworth Holdings repurchased $91 million principal amount of its 4.90% senior notes due in September 2021 for a pre-tax
loss of $9 million and paid accrued interest thereon.
In the fourth quarter of 2021, Genworth Holdings repurchased $118 million of its 4.80% senior notes due in 2024 for a pre-tax
loss of $6 million and paid accrued interest thereon. During the first quarter of 2022 and as of February 18, 2022, Genworth Holdings repurchased $33 million of its 4.80% senior notes due in 2024.
On July 21, 2021, Genworth Holdings early redeemed its 7.625% senior notes originally scheduled to mature in September 2021. The senior notes were fully redeemed with a cash payment of $532 million, comprised of the outstanding principal balance of $513 million, accrued interest of $13 million and a make-

whole premium of $6 million. Prior to the early redemption, Genworth Holdings repurchased $146 million principal amount of its 7.625% senior notes due in September 2021 for a pre-tax
loss of $4 million and paid accrued interest thereon.
Genworth Holdings paid its 7.20% senior notes with a principal balance of $338 million at maturity on February 16, 2021. Genworth Holdings’ 7.20% senior notes were fully redeemed with a cash payment of $350 million, comprised of the outstanding principal balance and accrued interest.
On August 21, 2020, Enact Holdings issued $750 million of its 6.50% senior notes due in 2025. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year. The notes mature on August 15, 2025. Enact Holdings may redeem the notes, in whole or in part, at any time prior to February 15, 2025 at its option, by paying a make-whole premium, plus accrued and unpaid interest. At any time on or after February 15, 2025, Enact Holdings may redeem the notes, in whole or in part, at its option, at 100% of the principal amount, plus accrued and unpaid interest. The notes contain customary events of default, which subject to certain notice and cure conditions, can result in the acceleration of the principal and accrued interest on the outstanding notes if Enact Holdings breaches the terms of the indenture.
During 2020, Genworth Holdings repurchased $84 million principal amount of its senior notes with 2021 maturity dates for a pre-tax
gain of $4 million. In March 2020, Genworth Holdings repaid a $200 million intercompany note due to GLIC with a maturity date of March 31, 2020.
On January 21, 2020, Genworth Holdings early redeemed $397 million of its 7.70% senior notes originally scheduled to mature in June 2020 using cash proceeds received from the sale of Genworth Canada. The senior notes were fully redeemed with a cash payment of $409 million, comprised of the outstanding principal balance, accrued interest and a make-whole premium of $9 million.
In January 2020, upon receipt of approval from the Director of Insurance of the State of South Carolina, Rivermont I, our indirect wholly-owned special purpose consolidated captive insurance subsidiary, redeemed all $315 million of its outstanding non-recourse
funding obligations due in 2050. The early redemption resulted in a pre-tax
loss of $4 million from the
write-off
of deferred borrowing costs.
Regulated insurance subsidiaries
Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. See note 17 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information regarding the payment of dividends. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Based on estimated statutory results as of December 31, 2021, in accordance with applicable dividend restrictions, Enact Holdings could pay ordinary dividends of approximately $70 million in 2022. However, Enact Holdings may not pay dividends in 2022 at this level as they may need to retain capital for regulatory purposes, including as a result of
COVID-19,
and preserve capital for future growth or to meet capital requirements.
The liquidity requirements of our regulated insurance subsidiaries principally relate to the liabilities associated with their various insurance and investment products, operating costs and expenses, the payment of dividends to us, contributions to their subsidiaries, payment of principal and interest on their outstanding debt obligations and income taxes. Liabilities arising from insurance and investment products include the payment of benefits and claims, as well as cash payments in connection with policy surrenders and withdrawals, policy loans and obligations to redeem funding agreements.
Given our insurance product mix, payments to policyholders for insurance benefits are generally consistent each year with the exception of products that provide long-duration coverage, such as long-term care insurance. For example, our current projections reflect average annual claim payments of approximately $2.5 billion over the next five years primarily driven by surrender and benefit payments associated with fixed annuity products. Actual claims experience on products that provide long-duration coverage typically emerge over many years, change over time and are difficult to accurately predict. Therefore, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Moreover, for long-duration coverage products, we generally assume a significant amount of claim payments will come due in five or more years from the date of our Annual Report on Form
10-K.
For example, in 2027 and thereafter, we assume approximately $99.3 billion of claims and benefit payments will be paid to policyholders or approximately 89% of our total undiscounted claims and benefit payments. These assumed payments are principally associated with our long-term care insurance products given their long-duration coverages. These amounts are derived from estimates and actuarial assumptions used in establishing our reserves; however, they have not been discounted to present value like our obligations to policyholders reported in our consolidated balance sheets in accordance with U.S. GAAP, where the liabilities are discounted consistent with the present value concept under accounting guidance related to accounting and reporting by insurance enterprises. Therefore, these undiscounted amounts significantly exceed the liabilities recorded in reserves for future policy benefits and the liability for policy and contract claims. These undiscounted amounts include estimated claims and benefits, policy surrender and commission obligations calculated consistent with U.S. GAAP on in-force
long-duration insurance policies and investment contracts and also include estimated claims obligations on mortgage insurance policies in-force
and amounts established for recourse and indemnification related to the contract underwriting business in our Enact segment. Due to the significance of the assumptions used in estimating our claim and benefit obligations, these assumed amounts could materially differ from actual results.
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
Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of December 31, 2021, our total cash, cash equivalents, restricted cash and invested assets were $73.8 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, bank loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 39% of the carrying value of our total cash, cash equivalents, restricted cash and invested assets as of December 31, 2021.
Guarantees and other
off-balance
sheet commitments
Genworth Holdings has provided a limited guarantee of up to $175 million, subject to adjustments, to one of its insurance subsidiaries to support its mortgage insurance business in Mexico. In January 2022, Genworth Holdings terminated this limited guarantee in regard to new business. We believe this insurance subsidiary has adequate reserves to cover its underlying obligations.
Genworth Holdings provided an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our European mortgage insurance subsidiary prior to its sale in May 2016. Following the sale of this United Kingdom subsidiary to AmTrust Financial Services, Inc., the guarantee was limited to the payment of valid claims on policies in-force
prior to the sale date and those written approximately 90 days subsequent to the date of the sale, and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. As of December 31, 2021, the risk in-force
of active policies was approximately $1.1 billion.

Genworth Holdings has a Tax Matters Agreement with GE, our former parent company, which represents an obligation of Genworth Holdings to GE. The balance of the fixed portion of the obligation was $29 million as of December 31, 2021. Genworth Financial and Genworth Holdings have joint and several guarantees associated with this Tax Matters Agreement.
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
On March 1, 2021, Genworth Holdings entered into a guarantee agreement with GFIH whereby Genworth Holdings agreed to contribute additional capital to GFIH related to certain of its liabilities, or otherwise satisfy or discharge those liabilities. The liabilities include but are not limited to, claims and financial obligations or other liabilities of GFIH that existed immediately prior to the distribution of the net proceeds from the Genworth Australia sale. Pursuant to the agreement, Genworth Holdings paid AXA approximately €15 million ($18 million) in the second quarter of 2021 to settle amounts owed related to underwriting losses on a product sold by a distributor in our former lifestyle protection insurance business.
Genworth Financial and certain of its holding companies also provide guarantees to third parties for the performance of certain obligations of their subsidiaries. We estimate that our potential obligations under such guarantees were $10 million and $4 million as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, we were committed to fund $28 million in commercial mortgage loan investments, $141 million of bank loan investments which had not yet been drawn, $1,185 million in limited partnership investments and $97 million in private placement investments.

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
as amended by the SEC on March 2, 2020.
The supplemental condensed consolidating financial information presents the condensed consolidating balance sheet information as of December 31, 2021 and 2020 and the condensed consolidating income statement information, condensed consolidating comprehensive income statement information and condensed consolidating cash flow statement information for the years ended December 31, 2021 and 2020.
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

The following table presents the condensed consolidating balance sheet information as of December 31, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $52,611 and allowance for credit losses of $—)	$—	$—	$60,480	$—	$60,480
Equity securities, at fair value	—	—	198	—	198
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4)	—	—	6,856	—	6,856
Less: Allowance for credit losses	—	—	(26)	—	(26)

Commercial mortgage loans, net	—	—	6,830	—	6,830
Policy loans	—	—	2,050	—	2,050
Limited partnerships	—	—	1,900	—	1,900
Other invested assets	—	27	793	—	820
Investments in subsidiaries	15,517	15,626	—	(31,143)	—

Total investments	15,517	15,653	72,251	(31,143)	72,278
Cash, cash equivalents and restricted cash	—	331	1,240	—	1,571
Accrued investment income	—	—	647	—	647
Deferred acquisition costs	—	—	1,146	—	1,146
Intangible assets	—	—	143	—	143
Reinsurance recoverable	—	—	16,868	—	16,868
Less: Allowance for credit losses	—	—	(55)	—	(55)

Reinsurance recoverable, net	—	—	16,813	—	16,813
Other assets	5	207	176	—	388
Intercompany notes receivable	—	15	1	(16)	—
Deferred tax assets	4	555	(440)	—	119
Separate account assets	—	—	6,066	—	6,066

Total assets	$15,526	$16,761	$98,043	$(31,159)	$99,171

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$41,528	$—	$41,528
Policyholder account balances	—	—	19,354	—	19,354
Liability for policy and contract claims	—	—	11,841	—	11,841
Unearned premiums	—	—	672	—	672
Other liabilities	4	64	1,443	—	1,511
Intercompany notes payable	12	1	3	(16)	—
Long-term borrowings	—	1,159	740	—	1,899
Separate account liabilities	—	—	6,066	—	6,066
Liabilities related to discontinued operations	—	30	4	—	34

Total liabilities	16	1,254	81,651	(16)	82,905

Equity:
Common stock	1	—	4	(4)	1
Additional paid-in capital	11,858	12,724	18,135	(30,859)	11,858
Accumulated other comprehensive income (loss)	3,861	3,861	3,906	(7,767)	3,861
Retained earnings	2,490	(1,078)	(6,709)	7,787	2,490
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,510	15,507	15,336	(30,843)	15,510
Noncontrolling interests	—	—	1,056	(300)	756

Total equity	15,510	15,507	16,392	(31,143)	16,266

Total liabilities and equity	$15,526	$16,761	$98,043	$(31,159)	$99,171

The following table presents the condensed consolidating balance sheet information as of December 31, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $53,417 and allowance for credit losses of $4)	$—	$—	$63,495	$—	$63,495
Equity securities, at fair value	—	—	386	—	386
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4)	—	—	6,774	—	6,774
Less: Allowance for credit losses	—	—	(31)	—	(31)

Commercial mortgage loans, net	—	—	6,743	—	6,743
Policy loans	—	—	1,978	—	1,978
Limited partnerships	—	—	1,049	—	1,049
Other invested assets	—	67	983	—	1,050
Investments in subsidiaries	15,358	16,673	—	(32,031)	—

Total investments	15,358	16,740	74,634	(32,031)	74,701
Cash, cash equivalents and restricted cash	—	1,078	1,483	—	2,561
Accrued investment income	—	—	655	—	655
Deferred acquisition costs	—	—	1,487	—	1,487
Intangible assets	—	—	157	—	157
Reinsurance recoverable	—	—	16,864	—	16,864
Less: Allowance for credit losses	—	—	(45)	—	(45)

Reinsurance recoverable, net	—	—	16,819	—	16,819
Other assets	2	146	256	—	404
Intercompany notes receivable	—	19	—	(19)	—
Deferred tax assets	13	767	(715)	—	65
Separate account assets	—	—	6,081	—	6,081
Assets related to discontinued operations	—	—	2,817	—	2,817

Total assets	$15,373	$18,750	$103,674	$(32,050)	$105,747

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$42,695	$—	$42,695
Policyholder account balances	—	—	21,503	—	21,503
Liability for policy and contract claims	—	—	11,486	—	11,486
Unearned premiums	—	—	775	—	775
Other liabilities	55	156	1,403	—	1,614
Intercompany notes payable	—	—	19	(19)	—
Long-term borrowings	—	2,665	738	—	3,403
Separate account liabilities	—	—	6,081	—	6,081
Liabilities related to discontinued operations	—	581	1,789	—	2,370

Total liabilities	55	3,402	86,489	(19)	89,927

Equity:
Common stock	1	—	3	(3)	1
Additional paid-in capital	12,008	12,890	18,562	(31,452)	12,008
Accumulated other comprehensive income (loss)	4,425	4,426	4,499	(8,925)	4,425
Retained earnings	1,584	(1,968)	(6,681)	8,649	1,584
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,318	15,348	16,383	(31,731)	15,318
Noncontrolling interests	—	—	802	(300)	502

Total equity	15,318	15,348	17,185	(32,031)	15,820

Total liabilities and equity	$15,373	$18,750	$103,674	$(32,050)	$105,747

The following table presents the condensed consolidating income statement information for the year ended December 31, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,435	$—	$3,435
Net investment income	(3)	—	3,373	—	3,370
Net investment gains (losses)	—	—	323	—	323
Policy fees and other income	—	(1)	703	2	704

Total revenues	(3)	(1)	7,834	2	7,832

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	4,383	—	4,383
Interest credited	—	—	508	—	508
Acquisition and operating expenses, net of deferrals	25	44	1,154	—	1,223
Amortization of deferred acquisition costs and intangibles	—	—	377	—	377
Interest expense	(1)	109	50	2	160

Total benefits and expenses	24	153	6,472	2	6,651

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(27)	(154)	1,362	—	1,181
Provision (benefit) for income taxes	(1)	(33)	297	—	263
Equity in income of subsidiaries	930	1,041	—	(1,971)	—

Income from continuing operations	904	920	1,065	(1,971)	918
Income from discontinued operations, net of taxes	—	13	14	—	27

Net income	904	933	1,079	(1,971)	945
Less: net income from continuing operations attributable to noncontrolling interests	—	—	33	—	33
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	8	—	8

Net income available to Genworth Financial, Inc.’s common stockholders	$904	$933	$1,038	$(1,971)	$904

The following table presents the condensed consolidating income statement information for the year ended December 31, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,836	$—	$3,836
Net investment income	(3)	5	3,228	(3)	3,227
Net investment gains (losses)	—	6	486	—	492
Policy fees and other income	—	3	730	(4)	729

Total revenues	(3)	14	8,280	(7)	8,284

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	5,214	—	5,214
Interest credited	—	—	549	—	549
Acquisition and operating expenses, net of deferrals	31	6	898	—	935
Amortization of deferred acquisition costs and intangibles	—	—	463	—	463
Interest expense	1	175	26	(7)	195

Total benefits and expenses	32	181	7,150	(7)	7,356

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(35)	(167)	1,130	—	928
Provision (benefit) for income taxes	(2)	(41)	273	—	230
Equity in income of subsidiaries	210	912	—	(1,122)	—

Income from continuing operations	177	786	857	(1,122)	698
Income (loss) from discontinued operations, net of taxes	1	(573)	86	—	(486)

Net income	178	213	943	(1,122)	212
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	—	—
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	34	—	34

Net income available to Genworth Financial, Inc.’s common stockholders	$178	$213	$909	$(1,122)	$178

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$904	$933	$1,079	$(1,971)	$945
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(334)	(335)	(371)	670	(370)
Net unrealized gains (losses) on securities with an allowance for credit losses	6	6	6	(12)	6
Derivatives qualifying as hedges	(186)	(186)	(215)	401	(186)
Foreign currency translation and other adjustments	(24)	(24)	149	47	148

Total other comprehensive income (loss)	(538)	(539)	(431)	1,106	(402)

Total comprehensive income	366	394	648	(865)	543
Less: comprehensive income attributable to noncontrolling interests	—	—	177	—	177

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$366	$394	$471	$(865)	$366

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$178	$213	$943	$(1,122)	$212
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	764	765	765	(1,530)	764
Net unrealized gains (losses) on securities with an allowance for credit losses	(6)	(6)	(6)	12	(6)
Derivatives qualifying as hedges	209	209	241	(450)	209
Foreign currency translation and other adjustments	25	25	55	(50)	55

Total other comprehensive income (loss)	992	993	1,055	(2,018)	1,022

Total comprehensive income	1,170	1,206	1,998	(3,140)	1,234
Less: comprehensive income attributable to noncontrolling interests	—	—	64	—	64

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$1,170	$1,206	$1,934	$(3,140)	$1,170

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$904	$933	$1,079	$(1,971)	$945
Less income from discontinued operations, net of taxes	—	(13)	(14)	—	(27)
Adjustments to reconcile net income to net cash from (used by) operating activities:
Equity in income from subsidiaries	(930)	(1,041)	—	1,971	—
Dividends from subsidiaries	—	552	(552)	—	—
Amortization of fixed maturity securities discounts and premiums	—	6	(182)	—	(176)
Net investment (gains) losses	—	—	(323)	—	(323)
Charges assessed to policyholders	—	—	(620)	—	(620)
Acquisition costs deferred	—	—	(8)	—	(8)
Amortization of deferred acquisition costs and intangibles	—	—	377	—	377
Deferred income taxes	—	341	(51)	—	290
Derivative instruments, limited partnerships and other	—	75	(434)	—	(359)
Stock-based compensation expense	40	—	—	—	40
Change in certain assets and liabilities:
Accrued investment income and other assets	(1)	9	(137)	—	(129)
Insurance reserves	—	—	642	—	642
Current tax liabilities	(5)	17	(46)	—	(34)
Other liabilities, policy and contract claims and other policy-related balances	(13)	(40)	363	—	310
Cash from (used by) operating activities—discontinued operations	—	(564)	73	—	(491)

Net cash from (used by) operating activities	(5)	275	167	—	437

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	4,162	—	4,162
Commercial mortgage loans	—	—	874	—	874
Limited partnerships and other invested assets	—	—	255	—	255
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	2,273	—	2,273
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(5,216)	—	(5,216)
Commercial mortgage loans	—	—	(963)	—	(963)
Limited partnerships and other invested assets	—	—	(767)	—	(767)
Short-term investments, net	—	—	18	—	18
Policy loans, net	—	—	57	—	57
Intercompany notes receivable, net	—	4	(1)	(3)	—
Capital contributions to subsidiaries	(2)	—	2	—	—
Proceeds from sale of business, net of cash transferred	—	—	270	—	270
Cash used by investing activities—discontinued operations	—	—	(67)	—	(67)

Net cash from (used by) investing activities	(2)	4	897	(3)	896

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	669	—	669
Withdrawals from universal life and investment contracts	—	—	(2,071)	—	(2,071)
Repayment and repurchase of long-term debt	—	(1,541)	—	—	(1,541)
Intercompany notes payable, net	12	1	(16)	3	—
Proceeds from sale of subsidiary shares to noncontrolling interests	—	529	—	—	529
Dividends paid to noncontrolling interests	—	—	(37)	—	(37)
Other, net	(5)	(15)	52	—	32

Net cash from (used by) financing activities	7	(1,026)	(1,403)	3	(2,419)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $(1) related to discontinued operations)	—	—	1	—	1

Net change in cash, cash equivalents and restricted cash	—	(747)	(338)	—	(1,085)
Cash, cash equivalents and restricted cash at beginning of period	—	1,078	1,578	—	2,656

Cash, cash equivalents and restricted cash at end of period	—	331	1,240	—	1,571
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$331	$1,240	$—	$1,571

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2020:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$178	$213	$943	$(1,122)	$212
Less (income) loss from discontinued operations, net of taxes	(1)	573	(86)	—	486
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(210)	(912)	—	1,122	—
Dividends from subsidiaries	—	437	(437)	—	—
Amortization of fixed maturity securities discounts and premiums	—	6	(163)	—	(157)
Net investment (gains) losses	—	(6)	(486)	—	(492)
Charges assessed to policyholders	—	—	(646)	—	(646)
Acquisition costs deferred	—	—	(3)	—	(3)
Amortization of deferred acquisition costs and intangibles	—	—	463	—	463
Deferred income taxes	(1)	212	17	—	228
Derivative instruments, limited partnerships and other	—	(70)	(42)	—	(112)
Stock-based compensation expense	39	—	—	—	39
Change in certain assets and liabilities:
Accrued investment income and other assets	2	16	(105)	(5)	(92)
Insurance reserves	—	—	1,217	—	1,217
Current tax liabilities	(1)	41	(34)	—	6
Other liabilities, policy and contract claims and other policy-related balances	11	30	784	5	830
Cash from (used by) operating activities-discontinued operations	—	(258)	239	—	(19)

Net cash from operating activities	17	282	1,661	—	1,960

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	3,637	—	3,637
Commercial mortgage loans	—	—	744	—	744
Limited partnerships and other invested assets	—	—	182	—	182
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	3,040	—	3,040
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(7,763)	—	(7,763)
Commercial mortgage loans	—	—	(547)	—	(547)
Limited partnerships and other invested assets	—	—	(449)	—	(449)
Short-term investments, net	—	45	(10)	—	35
Policy loans, net	—	—	190	—	190
Intercompany notes receivable, net	(10)	(16)	200	(174)	—
Capital contributions to subsidiaries	(2)	—	2	—	—
Cash used by investing activities-discontinued operations	—	—	(222)	—	(222)

Net cash from (used by) investing activities	(12)	29	(996)	(174)	(1,153)

Cash flows used by financing activities:
Deposits to universal life and investment contracts	—	—	862	—	862
Withdrawals from universal life and investment contracts	—	—	(2,282)	—	(2,282)
Redemption of non-recourse funding obligations	—	—	(315)	—	(315)
Proceeds from the issuance of long-term debt	—	—	738	—	738
Repayment and repurchase of long-term debt	—	(490)	—	—	(490)
Intercompany notes payable, net	—	(190)	16	174	—
Other, net	(5)	(14)	17	—	(2)
Cash used by financing activities-discontinued operations	—	—	(18)	—	(18)

Net cash used by financing activities	(5)	(694)	(982)	174	(1,507)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $18 related to discontinued operations)	—	—	15	—	15

Net change in cash, cash equivalents and restricted cash	—	(383)	(302)	—	(685)
Cash, cash equivalents and restricted cash at beginning of period	—	1,461	1,880	—	3,341

Cash, cash equivalents and restricted cash at end of period	—	1,078	1,578	—	2,656
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	95	—	95

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$1,078	$1,483	$—	$2,561

As of December 31, 2021, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $15.4 billion and $15.6 billion, respectively. For additional information on Genworth Financial’s capital management plans, including a potential new dividend policy, see “Part II—Item 5—Dividends.”
For additional information on significant restrictions on dividends by subsidiaries of Genworth Financial and Genworth Holdings, see note 17 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, equity prices and foreign currency exchange rates. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. The following is a discussion of our market risk exposures and our risk management practices. In addition, during 2021 and 2020,
COVID-19
caused significant market volatility which further exacerbated certain of these risks.
While we enter into derivatives to mitigate certain market risks, our agreements with futures commission merchants and derivative counterparties require that we provide securities for initial margin to future commission merchants and securities as collateral to our derivative counterparties to reflect changes in the fair value of our derivatives. We may hold more high-quality securities to ensure we have sufficient collateral to post to derivative counterparties or futures commission merchants in the event of adverse changes in the fair value of our derivative instruments. If we do not have sufficient high-quality securities to provide as collateral, we may need to sell certain other securities to purchase assets that would be eligible for collateral posting, which could adversely impact our future investment income.
Interest Rate Risk
We enter into market-sensitive instruments primarily for purposes other than trading. Our life insurance, long-term care insurance and deferred annuity products have significant interest rate risk and are associated with our U.S. life insurance subsidiaries. Our mortgage insurance subsidiaries and immediate annuity products have moderate interest rate risk, although when interest rates remain low or decline the risk is relatively low in our Enact segment.
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
Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates or tightening credit spreads will reduce our interest rate margin (the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay to policyholders and contractholders). Because we may reduce the interest rates we credit on most of these products only at limited, pre-established
intervals, and because some contracts have guaranteed minimum interest crediting rates, declines in earned investment returns can impact the profitability of these products. As of December 31, 2021, of our $5.6 billion deferred annuity products, $0.6 billion have guaranteed minimum interest crediting rate floors greater than or equal to 3.5% and we did not have any guaranteed minimum interest crediting rate floors greater than 5.5%. Most of these products were sold prior to 1999. Our universal life insurance products also have guaranteed minimum interest crediting rate floors, with no guaranteed minimum interest crediting rate floors greater than 6.0%. Of our $8.0 billion of universal life insurance products as of

December 31, 2021, $3.8 billion have guaranteed minimum interest crediting rate floors ranging between 3% and 4%.
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
The carrying value of our investment portfolio as of December 31, 2021 and 2020 was $72.3 billion and $74.7 billion, of which 84% and 85%, respectively, was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We attempt to mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the duration of the liabilities that those securities are intended to support.
Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. For example, during the fourth quarter of 2021, we reinvested $1.5 billion at an average rate of 4.6% as compared to our annualized weighted-average investment yield of 5.1%. Issuers of fixed-income securities or borrowers to our commercial mortgage loans may also decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments. During periods of increasing interest rates, market values of lower-yielding assets will decline. In addition, our interest rate hedges will decline, requiring us to post additional collateral with our derivative counterparties, which could add additional strain to our short-term liquidity.
The primary market risk for our long-term borrowings is interest rate risk at the time of maturity or early redemption, when we may be required to refinance these obligations. We continue to monitor the interest rate environment and other market influences to evaluate repurchasing and/or refinancing our debt prior to maturity dates. While we are exposed to interest rate risk from our floating rate junior notes due in November 2066, we attempt to mitigate the interest rate risk by investing in variable rate assets that back this obligation.

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
We are exposed to equity risk on our holdings of common stocks and other equities, as well as risk on products where we have equity market risk exposure. We manage equity price risk through industry and issuer diversification, asset allocation techniques and hedging strategies. We also hold limited partnership investments accounted for using net asset value per share (or its equivalent) as a practical expedient to fair value primarily concentrated in private equity investments that are subject to private market exposures and have been excluded from this discussion. Equity exposures associated with limited partnership investments accounted for under the equity method of accounting are excluded from this discussion as they are not considered financial instruments in accordance with U.S. GAAP.
We use derivative instruments, such as financial futures and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate equity risk by reducing our exposure to fluctuations in equity market indices that underlie some of our products.
Derivative Counterparty Credit Risk
We are also exposed to counterparty credit risk through our various derivative contracts. We depend on the ability of derivative counterparties to honor their obligations to pay the contract amounts under various derivative agreements. For all derivative instruments, a counterparty (or its guarantor, as applicable) may not have a long-term unsecured debt rating below
“A-/A3”
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
Foreign Currency Risk
After the sale of our mortgage insurance businesses in Australia and Canada, our exposure to foreign currency exchange risk is limited. Furthermore, in 2021, we repaid the AXA promissory note denominated in British Pounds, which further reduced our exposure to foreign currency risk. Prior to the full repayment, we managed this foreign currency risk through derivative instruments, specifically foreign currency forward contracts. We used these derivatives to mitigate our exposure to the promissory note installment payments required to be paid in British Pounds.
Sensitivity Analysis
Sensitivity analysis measures the impact of hypothetical changes in interest rates, foreign exchange rates and other market rates or prices on the profitability of market-sensitive financial instruments.
The following discussion about the potential effects of changes in interest rates and equity market prices is based on so-called
“shock-tests,” which model the effects of interest rate and equity market price shifts and changes in credit spreads on our financial condition and results of operations. Although we believe shock-tests provide the most meaningful analysis permitted by the rules and regulations of the SEC, they are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of shock-tests for changes in interest rates, equity market prices and credit spreads may have some limited use as benchmarks, they should not be viewed as forecasts. These forward-looking disclosures also are selective in nature and address only the potential impacts on our financial instruments. For the purpose of this sensitivity analysis, we excluded the potential impacts on our insurance liabilities that are not considered financial instruments, with the exception of those insurance liabilities that have embedded derivatives that are required to be bifurcated in accordance with U.S. GAAP. In addition, this sensitivity analysis does not include a variety of other potential factors that could affect our business as a result of these changes in interest rates, equity market prices and credit spreads.
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
Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed-income securities portfolio to decrease by approximately $4.7 billion based on our securities positions as of December 31, 2021, as compared to an estimated decrease of $5.1 billion under this model as of December 31, 2020. The decrease in the impact of the parallel shift in the yield curve in 2021 was due to the decrease in the fair value of our investment portfolio.

We performed a similar sensitivity analysis on our derivatives portfolio and noted that a 100 basis point increase in interest rates resulted in a decrease in fair value of $631 million based on our derivatives portfolio as of December 31, 2021, as compared to an estimated decline of $692 million under this model as of December 31, 2020. The estimated decrease in fair value of our derivatives portfolio would also require us to post collateral to certain derivative counterparties of $566 million and would require us to post cash margin related to our cleared swaps and futures contracts of $129 million based on our derivatives portfolio as of December 31, 2021. Of the $631 million estimated decrease in fair value of our derivatives portfolio as of December 31, 2021, $65 million related to non-qualified
derivatives used to mitigate interest rate risk associated with our GMWB embedded derivative liabilities as of December 31, 2021. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 100 basis point increase in interest rates resulted in a decrease of $70 million and $90 million, respectively, based on our GMWB embedded derivative liabilities as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, we performed a similar sensitivity analysis and noted that a 100 basis point increase in interest rates resulted in an increase of less than $1 million and a decrease of $12 million, respectively, on our fixed index annuity embedded derivatives. As of December 31, 2021 and 2020, a 100 basis point increase in interest rates would result in a decrease of $5 million in both periods on our indexed universal life embedded derivatives. The impact on our insurance liabilities is not included in the sensitivities above.
Our variable interest rate debt is comprised of junior subordinated notes, due in 2066. The principal amount, weighted-average interest rate and fair value of Genworth Holdings’ junior subordinated notes was as follows as of December 31:

	2021			2020
(Amounts in millions)	Principal amount	Weighted- average interest rate	Fair value (1)	Principal amount	Weighted- average interest rate	Fair value (1)
Floating rate notes:
Junior subordinated notes, 2066 (2)	$600	2.17%	$364	$600	2.86%	$240

(1)
The fair value methodology is based on the then-current coupon, revalued based on the LIBOR set and commercially available data using the current spread assumption. The model is a floating rate coupon model using the risk premium or spread assumption to derive the valuation.

(2)
Floating rate junior notes due in November 2066 have an annual interest rate equal to three-month LIBOR plus 2.0025%. See note 12 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information, including LIBOR transition.

Equity Market Risk
One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the fair value of our equity investments to decline by approximately $12 million based on our equity positions as of December 31, 2021, as compared to an estimated decline of $30 million under this model for the year ended December 31, 2020.
We performed a similar sensitivity analysis on our equity market derivatives and noted that a 10% decline in equity market prices would result in an increase in fair value of $36 million and $35 million based on our equity market derivatives as of December 31, 2021 and 2020, respectively. The estimated increase in fair value primarily relates to non-qualified
derivatives used to mitigate equity market risk associated with our GMWB and fixed index annuity embedded derivative liabilities. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 10% decline in equity market prices would result in an estimated increase in fair value of $33 million and $41 million based on our GMWB embedded derivative liabilities as of December 31, 2021 and 2020, respectively. As of December 31, 2021, we performed a similar sensitivity analysis on our fixed index annuity and indexed universal life embedded derivatives and noted that a 10% decline in equity market prices would result in an estimated decrease in fair value of $9 million and $1 million, respectively, as compared to an estimated decrease in fair value of $13 million and $1 million, respectively, as of December 31, 2020.

Item 8.	Financial Statements and Supplementary Data
Genworth Financial, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Genworth Financial, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Genworth Financial, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Loss recognition testing for long-term care insurance
As discussed in Notes 2 and 9 to the consolidated financial statements, of the Company’s total future policy benefits balance of $41,528 million as of December 31, 2021, long-term care insurance contracts were

$28,232 million. At least annually, the liability for future policy benefits is evaluated to determine if a premium deficiency exists. Loss recognition testing is generally performed at the line of business level, with acquired blocks and certain reinsured blocks tested separately. If the liability for future policy benefits plus the current present value of expected future gross premiums is less than the current present value of expected future benefits and expenses (including any unamortized deferred acquisition costs (DAC)), a charge to net income (loss) is recorded for accelerated DAC amortization and, if necessary, a premium deficiency reserve is established. The loss recognition test is based upon expected estimated claims and premium payment patterns, which includes assumptions for future in-force rate actions and morbidity. Estimates of future in-force rate actions include those that are approved or anticipated to be approved, including premium rate increases and associated benefit reductions not yet filed.
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
Long-term care insurance claim reserves
As discussed in Notes 2 and 10 to the consolidated financial statements, the liability for policy and contract claims for long-term care insurance products (long-term care claim reserves) represents the present value of the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before December 31, 2021. Key assumptions include insured morbidity, which includes frequency and severity of claims, including claim termination rates (CTR) and benefit utilization rates (BUR). The Company’s long-term care claim reserve was $10,861 million of a total liability for policy and contract claims of $11,841 million as of December 31, 2021.
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

Liability for guarantees and deferred acquisition costs for universal life and term universal life policies
As discussed in Notes 2, 6 and 9 to the consolidated financial statements, the liability for guarantees represents a supplementary reserve established in addition to the contract value and is calculated by applying a benefit ratio to accumulated contract holder assessments, and then deducting accumulated paid claims. The benefit ratio is equal to the ratio of benefits to assessments, accumulated with interest and considering both past and anticipated future claims experience. Amortization of deferred acquisition costs (DAC) for universal life and term universal life insurance contracts is based on expected gross profits. Key assumptions used to determine the estimated future benefits used in the benefit ratio and expected gross profits for amortization of DAC include insured mortality and expected policy lapses. The Company’s policyholder account balances related to universal and term universal life insurance contracts was $10,697 million of total policyholder account balances of $19,354 million as of December 31, 2021. Of the total $10,697 million, a portion of this represents the additional benefit reserves for guarantees related to universal and term universal life insurance contracts. The Company’s DAC balance is $1,146 million as of December 31, 2021, a portion of which relates to universal and term universal life insurance contracts.
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

Mortgage insurance loss reserves
As described in Notes 2 and 10 to the consolidated financial statements, the Company estimates the liabilities for losses on insured mortgage loans for the Enact segment (mortgage insurance loss reserves) by estimating the number of loans in their inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The estimates are determined using a factor-based approach, in which assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim are calculated using traditional actuarial techniques. The Company’s Enact segment’s mortgage insurance loss reserves were $641 million of a total liability for policy and contract claims of $11,841 million as of December 31, 2021.
We identified the assessment of the valuation of mortgage insurance loss reserves to be a critical audit matter. The claim severity and claim rate assumptions used to develop reserves were inherently uncertain and involved significant management judgment, which required especially subjective auditor judgment. Additionally, the audit effort to assess the valuation of mortgage insurance loss reserves required the involvement of professionals with specialized knowledge and experience.
The following are the primary procedures we performed to address the critical audit matter. We evaluated, with the assistance of actuarial professionals, the design and tested the operating effectiveness of certain internal controls related to the valuation of mortgage insurance loss reserves. This included controls related to the review and approval of the claim severity and claim rate reserve factors used in the estimate for mortgage insurance loss reserves. We involved actuarial professionals with specialized knowledge and experience, who assisted in:

•	Assessing the Company’s reserving methodology by comparing to accepted actuarial methodologies

•
Developing an independent estimate and range for a portion of the mortgage insurance loss reserves, using the Company’s underlying historical claims and delinquency data and independently developed models and assumptions and assessing the position in the range and the year-over-year movements of the Company’s recorded mortgage insurance loss reserves within the developed independent range.

/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Richmond, Virginia
February 28, 2022

GENWORTH FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value and share amounts)

	December 31,
	2021	2020
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $52,611 and $53,417 and allowance for credit losses of $— and $4 as of December 31, 2021 and 2020, respectively)	$60,480	$63,495
Equity securities, at fair value	198	386
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4 as of December 31, 2021 and 2020)	6,856	6,774
Less: Allowance for credit losses	(26)	(31)

Commercial mortgage loans, net	6,830	6,743
Policy loans	2,050	1,978
Limited partnerships	1,900	1,049
Other invested assets	820	1,050

Total investments	72,278	74,701
Cash, cash equivalents and restricted cash	1,571	2,561
Accrued investment income	647	655
Deferred acquisition costs	1,146	1,487
Intangible assets	143	157
Reinsurance recoverable	16,868	16,864
Less: Allowance for credit losses	(55)	(45)

Reinsurance recoverable, net	16,813	16,819
Other assets	388	404
Deferred tax asset	119	65
Separate account assets	6,066	6,081
Assets related to discontinued operations	—	2,817

Total assets	$99,171	$105,747

Liabilities and equity
Liabilities:
Future policy benefits	$41,528	$42,695
Policyholder account balances	19,354	21,503
Liability for policy and contract claims	11,841	11,486
Unearned premiums	672	775
Other liabilities	1,511	1,614
Long-term borrowings	1,899	3,403
Separate account liabilities	6,066	6,081
Liabilities related to discontinued operations	34	2,370

Total liabilities	82,905	89,927

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 596 million and 594 million shares issued as of December 31, 2021 and 2020, respectively; 508 million and 506 million shares outstanding as of December 31, 2021 and 2020, respectively	1	1
Additional paid-in capital	11,858	12,008
Accumulated other comprehensive income (loss)	3,861	4,425
Retained earnings	2,490	1,584
Treasury stock, at cost (88 million shares as of December 31, 2021 and 2020)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,510	15,318
Noncontrolling interests	756	502

Total equity	16,266	15,820

Total liabilities and equity	$99,171	$105,747

See Notes to Consolidated Financial Statements

17
6

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)

	Years ended December 31,
	2021	2020	2019
Revenues:
Premiums	$3,435	$3,836	$3,725
Net investment income	3,370	3,227	3,164
Net investment gains (losses)	323	492	27
Policy fees and other income	704	729	789

Total revenues	7,832	8,284	7,705

Benefits and expenses:
Benefits and other changes in policy reserves	4,383	5,214	5,059
Interest credited	508	549	577
Acquisition and operating expenses, net of deferrals	1,223	935	909
Amortization of deferred acquisition costs and intangibles	377	463	408
Interest expense	160	195	231

Total benefits and expenses	6,651	7,356	7,184

Income from continuing operations before income taxes	1,181	928	521
Provision for income taxes	263	230	139

Income from continuing operations	918	698	382
Income (loss) from discontinued operations, net of taxes	27	(486)	148

Net income	945	212	530
Less: net income from continuing operations attributable to noncontrolling interests	33	—	—
Less: net income from discontinued operations attributable to noncontrolling interests	8	34	187

Net income available to Genworth Financial, Inc.’s common stockholders	$904	$178	$343

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$885	$698	$382
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	19	(520)	(39)

Net income available to Genworth Financial, Inc.’s common stockholders	$904	$178	$343

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$1.75	$1.38	$0.76

Diluted	$1.72	$1.36	$0.75

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$1.78	$0.35	$0.68

Diluted	$1.76	$0.35	$0.67

Weighted-average common shares outstanding:
Basic	506.9	505.2	502.9

Diluted	514.7	511.6	509.7

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years ended December 31,
	2021	2020	2019
Net income	$945	$212	$530
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(370)	764	—
Net unrealized gains (losses) on securities with an allowance for credit losses	6	(6)	—
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	846
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	2
Derivatives qualifying as hedges	(186)	209	221
Foreign currency translation and other adjustments	148	55	487

Total other comprehensive income (loss)	(402)	1,022	1,556

Total comprehensive income	543	1,234	2,086
Less: comprehensive income attributable to noncontrolling interests	177	64	354

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$366	$1,170	$1,732

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2018	$1	$11,987	$2,044	$1,118	$(2,700)	$12,450	$1,739	$14,189
Repurchase of subsidiary shares	—	—	—	—	—	—	(44)	(44)
Sale of business that included noncontrolling interests	—	—	—	—	—	—	(1,417)	(1,417)
Comprehensive income:
Net income	—	—	—	343	—	343	187	530
Other comprehensive income, net of taxes	—	—	1,389	—	—	1,389	167	1,556

Total comprehensive income						1,732	354	2,086
Dividends to noncontrolling interests	—	—	—	—	—	—	(197)	(197)
Stock-based compensation expense and exercises and other	—	3	—	—	—	3	12	15

Balances as of December 31, 2019	1	11,990	3,433	1,461	(2,700)	14,185	447	14,632

Cumulative effect of change in accounting, net of taxes	—	—	—	(55)	—	(55)	—	(55)
Comprehensive income:
Net income	—	—	—	178	—	178	34	212
Other comprehensive income, net of taxes	—	—	992	—	—	992	30	1,022

Total comprehensive income						1,170	64	1,234
Dividends to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Stock-based compensation expense and exercises and other	—	18	—	—	—	18	—	18

Balances as of December 31, 2020	1	12,008	4,425	1,584	(2,700)	15,318	502	15,820

Initial sale of subsidiary shares to noncontrolling interests	—	(167)	(26)	—	—	(193)	773	580
Sale of business that included noncontrolling interests	—	—	—	—	—	—	(657)	(657)
Comprehensive income:
Net income	—	—	—	904	—	904	41	945
Other comprehensive income (loss), net of taxes	—	—	(538)	—	—	(538)	136	(402)

Total comprehensive income						366	177	543
Dividends to noncontrolling interests	—	—	—	—	—	—	(37)	(37)
Stock-based compensation expense and exercises and other	—	17	—	2	—	19	(2)	17

Balances as of December 31, 2021	$1	$11,858	$3,861	$2,490	$(2,700)	$15,510	$756	$16,266

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$945	$212	$530
Less (income) loss from discontinued operations, net of taxes	(27)	486	(148)
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums	(176)	(157)	(131)
Net investment (gains) losses	(323)	(492)	(27)
Charges assessed to policyholders	(620)	(646)	(699)
Acquisition costs deferred	(8)	(3)	(17)
Amortization of deferred acquisition costs and intangibles	377	463	408
Deferred income taxes	290	228	119
Derivative instruments, limited partnerships and other	(359)	(112)	(82)
Stock-based compensation expense	40	39	26
Change in certain assets and liabilities:
Accrued investment income and other assets	(129)	(92)	(359)
Insurance reserves	642	1,217	1,259
Current tax liabilities	(34)	6	21
Other liabilities, policy and contract claims and other policy-related balances	310	830	636
Cash from (used by) operating activities—discontinued operations	(491)	(19)	543

Net cash from operating activities	437	1,960	2,079

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	4,162	3,637	3,131
Commercial mortgage loans	874	744	597
Limited partnerships and other invested assets	255	182	153
Proceeds from sales of investments:
Fixed maturity and equity securities	2,273	3,040	3,214
Purchases and originations of investments:
Fixed maturity and equity securities	(5,216)	(7,763)	(5,962)
Commercial mortgage loans	(963)	(547)	(813)
Limited partnerships and other invested assets	(767)	(449)	(476)
Short-term investments, net	18	35	34
Policy loans, net	57	190	62
Proceeds from sale of business, net of cash transferred	270	—	1,398
Cash used by investing activities—discontinued operations	(67)	(222)	(37)

Net cash from (used by) investing activities	896	(1,153)	1,301

Cash flows used by financing activities:
Deposits to universal life and investment contracts	669	862	824
Withdrawals from universal life and investment contracts	(2,071)	(2,282)	(2,319)
Redemption of non-recourse funding obligations	—	(315)	—
Proceeds from issuance of long-term debt	—	738	—
Repayment and repurchase of long-term debt	(1,541)	(490)	(446)
Proceeds from sale of subsidiary shares to noncontrolling interests	529	—	—
Dividends paid to noncontrolling interests	(37)	—	—
Other, net	32	(2)	(35)
Cash used by financing activities—discontinued operations	—	(18)	(241)

Net cash used by financing activities	(2,419)	(1,507)	(2,217)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $(1), $18 and $1 related to discontinued operations)	1	15	1

Net change in cash, cash equivalents and restricted cash	(1,085)	(685)	1,164
Cash, cash equivalents and restricted cash at beginning of period	2,656	3,341	2,177

Cash, cash equivalents and restricted cash at end of period	1,571	2,656	3,341
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	95	79

Cash, cash equivalents and restricted cash of continuing operations at end of period	$1,571	$2,561	$3,262

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
(1) Nature of Business and Formation of Genworth
Genworth Holdings, Inc. (“Genworth Holdings”) (formerly known as Genworth Financial, Inc.) was incorporated in Delaware in 2003 in preparation for an initial public offering (“IPO”) of its common stock, which was completed on May 28, 2004. On April 1, 2013, Genworth Holdings completed a holding company reorganization pursuant to which Genworth Holdings became a direct, 100% owned subsidiary of a new public holding company that it had formed. The new public holding company was incorporated in Delaware on December 5, 2012, in connection with the reorganization, and was renamed Genworth Financial, Inc. (“Genworth Financial”) upon the completion of the reorganization.
The accompanying financial statements include on a consolidated basis the accounts of Genworth Financial and its affiliate companies in which it holds a majority voting interest or power to direct activities of certain variable interest entities (“VIEs”), which on a consolidated basis is referred to as “Genworth,” the “Company,” “we,” “us” or “our” unless the context otherwise requires. All intercompany accounts and transactions have been eliminated in consolidation. References to “Genworth Financial” refer solely to Genworth Financial, Inc., and not to any of its consolidated subsidiaries.
We operate our business through the following three operating segments:

•
Enact.
Our Enact segment (formerly known as U.S. Mortgage Insurance) predominantly includes Enact Holdings, Inc., (“Enact Holdings”) and its mortgage insurance subsidiaries. Through Enact Holdings, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans at specified coverage percentages (“primary mortgage insurance”). Enact Holdings also selectively enters into insurance transactions with lenders and investors, under which it insures a portfolio of loans at or after origination (“pool mortgage insurance”).

•
U.S. Life Insurance.
Through our principal U.S. life insurance subsidiaries, we offer long-term care insurance products as well as service traditional life insurance and fixed annuity products in the United States.

•
Runoff.
The Runoff segment includes the results of products which have not been actively sold since 2011, but we continue to service our existing blocks of business. These products primarily include variable annuity, variable life insurance and corporate-owned life insurance, as well as funding agreements.

In addition to our three operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are reported outside of our operating segments, including certain international mortgage insurance businesses and discontinued operations.
On March 3, 2021, we completed a sale of our entire ownership interest of approximately 52% in Genworth Mortgage Insurance Australia Limited (“Genworth Australia”) through an underwriting agreement. We sold our approximately 214.3 million shares of Genworth Australia for AUD2.28 per share. Our Australian mortgage insurance business, the primary business in our previously reported Australia Mortgage Insurance segment, is reported as discontinued operations and its financial position, results of operations and cash flows are separately reported for all periods presented. All prior periods reflected herein have been re-presented on this basis. See note 23 for additional information related to discontinued operations.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

Each reporting period, we assess our ability to continue as a going concern for one year from the date the financial statements are issued. As of December 31, 2021, Genworth Holdings has $353 million of unrestricted cash, cash equivalents and liquid assets. For the year ended December 31, 2021, our evaluation of our ability to meet our financial obligations included the following contractual obligations due within one year from the issue date of our audited consolidated financial statements included herein:

•
Genworth Holdings early redeemed its 7.625% and 4.90% senior notes in July 2021 and December 2021, respectively, originally due in September 2021 and August 2023, respectively. The 7.625% and 4.90% senior notes were redeemed with cash payments of $532 million and $334 million, respectively, comprised of the outstanding principal balances, accrued interest and make-whole premiums. We have no additional debt maturities until February 2024. Interest payments on our remaining senior notes are forecasted to be approximately $65 million due between January 2022 through March 2023. See note 12 for additional details on our long-term borrowings.

•
As part of the settlement agreement reached in July 2020 regarding the case titled
AXA S.A. v. Genworth Financial International Holdings, LLC et al.,
we issued a secured promissory note to AXA S.A. (“AXA”) that was due in September 2022. On September 21, 2021, Genworth Holdings repaid the remaining outstanding balance of the promissory note. In addition, in February 2022, Genworth Holdings paid AXA the majority of the remaining unprocessed claims of approximately $30 million. See note 23 for additional details related to the sale of our former lifestyle protection insurance business and amounts recorded related to discontinued operations.

•
Genworth Holdings received intercompany cash tax payments from its subsidiaries during the year ended December 31, 2021 generated from taxable income. Additional intercompany cash tax payments are expected in future periods.

Genworth Holdings received net cash proceeds of $370 million and $529 million from the sale of Genworth Australia in March 2021 and the minority IPO of Enact Holdings in September 2021, respectively. See note 22 for additional details related to the minority IPO of Enact Holdings. We believe Genworth Holdings’ current unrestricted cash, cash equivalents and liquid assets provide sufficient liquidity to meet our financial obligations and maintain business operations for one year from the date the audited consolidated financial statements are issued, based on relevant conditions and events that are known and reasonably estimable, including current cash and management actions in the normal course. Accordingly, we no longer need to determine whether our plans alleviate doubt about our ability to meet our financial commitments and obligations within the next year.
The impact of the ongoing coronavirus pandemic (“COVID-19”) is very difficult to predict. Its related outcomes and impact on our business and the capital markets, and our ability to raise capital will depend on economic impacts from social, global and political influences as a result of the pandemic, and the shape of the economic recovery, among other factors and uncertainties. While these risks exist, we believe our current liquidity is sufficient to meet our obligations for one year following the issuance of our audited consolidated financial statements.
(2) Summary of Significant Accounting Policies
Our consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“U.S. GAAP”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. The ultimate impact from COVID-19 remains unknown, as we continue to face risks and

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

uncertainties associated with the pandemic. Certain of these risks may include declines in investment valuations and impairments, commercial mortgage loan restructurings, deferred acquisition cost or intangible asset impairments or the acceleration of amortization, inability to recover deferred tax assets and increases to insurance reserves, including higher loss reserves and the resolution of delinquencies subject to a forbearance plan in our Enact segment, among other matters.
a) Premiums
For traditional long-duration insurance contracts, we report premiums as earned when due. For short-duration insurance contracts, we report premiums as revenue over the terms of the related insurance policies on a pro-rata basis or in proportion to expected claims.
For single premium mortgage insurance contracts, we report premiums over the estimated policy life in accordance with the expected pattern of risk emergence as further described in our accounting policy for unearned premiums. In addition, we refund post-delinquent premiums received to the insured party if the delinquent loan goes to claim. We record a liability for premiums received on the delinquent loans consistent with our expectations of the rates at which delinquencies go to claim (“claim rates”).
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
Years Ended December 31, 2021, 2020 and 2019

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
Allowance for Credit Losses and Impairments on Available-For-Sale Fixed Maturity Securities
On January 1, 2020, we adopted new accounting guidance related to credit losses on financial instruments. Under this new accounting guidance, securities in an unrealized loss position are evaluated to determine whether the decline in fair value is related to credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency/agencies and adverse conditions specifically related to the security, among other factors. If a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis and we have either (i) the intent to sell the security, or (ii) it is more likely than not that we will be required to sell the security prior to recovering the amortized cost, we record a reduction to the security’s amortized cost and recognize the loss in net investment gains (losses) for the difference between the security’s amortized cost and estimated fair value. If neither of the two preceding conditions exist, an allowance for credit losses is recorded and a loss is recognized in net investment gains (losses), limited to the amount that the fair value is less than the amortized cost basis. Losses are written off against the allowance when deemed uncollectible or when we intend to sell or expect we will be required to sell a security prior to recovering its amortized cost. When there is an allowance for credit losses, we reassess the credit losses each balance sheet date and subsequent increases or decreases are recorded as an adjustment to the allowance for credit losses, with a corresponding gain or loss recorded in net investment gains (losses).
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
We exclude accrued interest related to available-for-sale fixed maturity securities from the estimate of allowance for credit losses. Accrued interest is included in accrued investment income in our consolidated balance sheet and had a carrying value of $523 million and $532 million as of December 31, 2021 and 2020, respectively. We do not measure an allowance for credit losses related to accrued interest as uncollectible accrued interest related to our available-for-sale fixed maturity securities is written off after 90 days and once collectability is determined to be uncertain and not probable. Amounts written off related to accrued interest are recorded as a credit loss expense included in net investment gains (losses).
Prior to the adoption of new accounting guidance related to credit losses on financial instruments on January 1, 2020, we evaluated securities in an unrealized loss position for other-than-temporary impairment as of

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

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
Years Ended December 31, 2021, 2020 and 2019

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
Years Ended December 31, 2021, 2020 and 2019

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
Accrued interest related to commercial mortgage loans is included in accrued investment income in our consolidated balance sheet and had a carrying value of $23 million as of December 31, 2021 and 2020. We do not measure an allowance for credit losses related to accrued interest as uncollectible accrued interest related to our commercial mortgage loans is written off after 90 days and once collectability is determined to be uncertain

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

and not probable. Amounts written off related to accrued interest are recorded as a credit loss expense included in net investment gains (losses).
Prior to the adoption of new accounting guidance related to credit losses on financial instruments on January 1, 2020, we evaluated the impairment of commercial mortgage loans first on an individual loan basis. “Impaired” loans were defined by U.S. GAAP as loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. For individually impaired loans, we recorded an impairment charge when it was probable that a loss had been incurred. The impairment was recorded as an increase in the allowance for loan losses. If an individual loan was not deemed impaired, then we evaluated the remaining loans collectively to determine whether an impairment should be recorded. The allowance for loan losses for loans that were not considered individually impaired that were evaluated collectively was maintained at a level that we determined was adequate to absorb estimated probable incurred losses in the loan portfolio. Our process to determine the adequacy of the allowance utilized an analytical model based on historical loss experience adjusted for current events, trends and economic conditions that would result in a loss in the loan portfolio over the next 12 months. Key inputs into our evaluation included debt service coverage ratios, debt-to-value, property-type, occupancy levels, geographic region, and probability weighting of the scenarios generated by the model.
g) Limited Partnerships
Limited partnerships are accounted for at fair value when our partnership interest is considered minor (generally less than 3% ownership in the limited partnerships) and we exercise no influence over operating and financial policies. We utilize the net asset value (“NAV”) from the underlying fund statements as a practical expedient for fair value. Changes in the estimated fair value of these investments are included in net investment gains (losses) and income and expenses are reported in net investment income. Investment distributions are evaluated to determine whether the distribution is a return on investment, such as dividend income, or a return of capital. If our ownership percentage exceeds the minor threshold, limited partnerships are accounted for using the equity method of accounting. Our proportionate share of the earnings or losses for limited partnerships accounted for using the equity method of accounting is included in net investment income. In applying either method, we use financial information provided by the investee generally on a one-to-three month lag. However, for limited partnerships measured at fair value, we consider whether an adjustment to the estimated fair value is necessary when the measurement date is not aligned with our reporting date.
h) Securities Lending Activity
Prior to the suspension of our securities lending program in the third quarter of 2021, we engaged in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio. We maintained effective control over all loaned securities and, therefore, continued to report such securities as fixed maturity securities on the consolidated balance sheets. We were indemnified against counterparty credit risk by the intermediary. See note 12 for additional information related to our former securities lending activity.
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
Years Ended December 31, 2021, 2020 and 2019

j) Deferred Acquisition Costs
Acquisition costs include costs that are directly related to the successful acquisition of new or renewal insurance contracts. Acquisition costs are deferred and amortized to the extent they are recoverable from future profits.
Long-Duration Contracts
. Acquisition costs include commissions in excess of ultimate renewal commissions and for contracts issued, certain other costs such as underwriting, medical inspection and issuance expenses. DAC for traditional long-duration insurance contracts, including term life and long-term care insurance, is amortized as a level percentage of premiums based on assumptions, including investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured life expectancy or longevity, insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses, established when the contract is issued. Amortization is adjusted each period to reflect actual lapse or termination rates.
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
Short-Duration Contracts.
Acquisition costs primarily consist of commissions and premium taxes and are amortized based on expected gross margins.
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
Years Ended December 31, 2021, 2020 and 2019

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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

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
Years Ended December 31, 2021, 2020 and 2019

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
The majority of our derivative arrangements require the posting of collateral upon meeting certain net exposure thresholds. The amounts recognized for derivative counterparty collateral received by us are recorded in cash, cash equivalents and restricted cash with a corresponding amount recorded in other liabilities to represent our obligation to return the collateral retained by us. We also receive non-cash collateral that is not recognized in our consolidated balance sheet unless we exercise our right to sell or re-pledge the underlying asset. As of December 31, 2021 and 2020, the fair value of non-cash collateral received was $53 million and $161 million, respectively, and the underlying assets were not sold or re-pledged. We pledged $536 million and $505 million of fixed maturity securities as of December 31, 2021 and 2020, respectively. Additionally, as of December 31, 2020, we pledged $100 million of cash as collateral to derivative counterparties. Fixed maturity securities that we pledge as collateral remain in our consolidated balance sheet within fixed maturity securities available-for-sale. Any cash collateral pledged to a derivative counterparty is derecognized with a receivable recorded in other assets for the right to receive our cash collateral back from the counterparty. Daily changes in the fair value of the derivative contract, commonly referred to as variation margin, for derivatives cleared through a Central Clearing Party, such as the Chicago Mercantile Exchange are treated as daily settlements of the derivative contract.
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
We offer certain minimum guarantees associated with our variable annuity contracts. Our variable annuity contracts usually contain a basic guaranteed minimum death benefit (“GMDB”) which provides a minimum benefit to be paid upon the annuitant’s death equal to the larger of account value or the return of net deposits. Some variable annuity contracts permit contractholders to purchase through riders, at an additional charge, enhanced death benefits such as the highest contract anniversary value (“ratchets”), accumulated net deposits at a stated rate (“rollups”), or combinations thereof.
Additionally, some of our variable annuity contracts provide the contractholder with living benefits such as a guaranteed minimum withdrawal benefit (“GMWB”) or certain types of guaranteed annuitization benefits. The GMWB allows contractholders to withdraw a pre-defined percentage of account value or benefit base each year,

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

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
We are also required to accrue additional future policy benefit reserves when the overall reserve is adequate, but profits are projected in early periods followed by losses projected in later periods. When this pattern of projected profits followed by projected losses exists, we ratably accrue this additional profits followed by losses liability over time, increasing reserves in the profitable periods to offset estimated losses expected during the periods that follow. We calculate and adjust the additional reserves using our current best estimate of the amount necessary to offset the losses in future periods, based on the pattern of expected income and current best estimate assumptions consistent with our loss recognition testing. We adjust the accrual rate prospectively, over the remaining profit periods, without any catch-up adjustment.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

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
The liabilities for our mortgage insurance policies represent our best estimates of the liabilities at the time based on known facts, trends and other external factors, including economic conditions, housing prices, unemployment, government housing policies, state foreclosure timeline, interest rates, tax policy, credit availability and mortgage products. For our mortgage insurance policies, reserves for losses and loss adjustment expenses are based on notices of mortgage loan defaults and estimates of defaults that have been incurred but have not been reported by loan servicers. Reserves for losses are established by estimating the number of loans in our inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The estimates are determined using a factor-based approach, in which assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim are calculated using traditional actuarial techniques. As is common accounting practice in the mortgage insurance industry and in accordance with U.S. GAAP, we do not establish loss reserves for future claims on insured loans that are not in default or believed to be in default. Over time, as the status of the underlying delinquent loans moves toward foreclosure and the likelihood of the associated claim loss increases, the amount of the loss reserves associated with the potential claims may also increase.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

q) Unearned Premiums
For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical experience. We periodically review our premium earnings recognition models with any adjustments to the estimates reflected as a cumulative adjustment in current period net income (loss). Our reviews include the consideration of recent and projected loss experience, policy cancellation experience and refinement of actuarial methods. We did not have any adjustments associated with this review in 2021 and 2020. In 2019, the review resulted in a decrease in unearned premiums of $14 million in our Enact segment.
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
Years Ended December 31, 2021, 2020 and 2019

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
u) Foreign Currency Translation
The determination of the functional currency is made based on the appropriate economic and management indicators. The assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss). Revenues and expenses of the foreign operations are translated into U.S. dollars at the average rates of exchange during the period of the transaction. Gains and losses from foreign currency transactions are reported in net income and have not been material in any years presented in our consolidated statements of income.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

As of December 31, 2021 and 2020, we had $29 million and $38 million, respectively, of total securitized assets required to be consolidated. The assets held by the securitization entity are restricted and can only be used to fulfill the obligations of the securitization entity. We do not have any additional exposure or guarantees associated with this securitization entity. There was no new asset securitization activity in 2021.
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
We hold investments in certain structures that are considered VIEs. Our investments represent beneficial interests that are primarily in the form of structured securities or limited partnership investments. Our involvement in these structures typically represents a passive investment in the returns generated by the VIE and typically does not result in having significant influence over the economic performance of the VIE.
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
w) Accounting Changes
Simplification of accounting for income taxes
On January 1, 2021, we adopted new accounting guidance related to simplifying the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. We adopted this new accounting guidance using the retrospective method or modified retrospective method for certain changes and prospective method for all other changes, which did not have a significant impact on our consolidated financial statements and disclosures.
Defined Benefit Plan Disclosures
On January 1, 2020, we adopted new accounting guidance related to disclosure requirements for defined benefit plans as part of the Financial Accounting Standards Board’s (the “FASB”) disclosure framework project. The guidance adds, eliminates and modifies certain disclosure requirements for defined benefit pension and other postretirement benefit plans. We adopted this accounting guidance using the retrospective method, which did not have a significant impact on our consolidated financial statements and disclosures.
Fair Value Disclosures
On January 1, 2020, we adopted new accounting guidance related to fair value disclosure requirements as part of the FASB’s disclosure framework project. The guidance adds, eliminates and modifies certain disclosure requirements for fair value measurements. The guidance includes new disclosure requirements related to changes

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. We adopted this accounting guidance using the prospective method for disclosures related to changes in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty and the retrospective method for all other disclosures. This accounting guidance did not impact our consolidated financial statements but impacted our fair value disclosures.
Accounting for Credit Losses on Financial Instruments
On January 1, 2020, we adopted new accounting guidance related to accounting for credit losses on financial instruments. The guidance requires entities to recognize an allowance equal to its estimate of lifetime expected credit losses and applies to most financial instruments not measured at fair value, which primarily includes our commercial mortgage loans, bank loan investments and reinsurance recoverables. The guidance also requires the recognition of an allowance for expected credit losses as a liability in our consolidated balance sheet for off-balance sheet credit exposures, including commitments to fund bank loan investments, private placement investments and commercial mortgage loans. The FASB also issued an amendment to the guidance allowing entities to irrevocably elect the fair value option on an instrument-by-instrument basis for eligible instruments, which we did not elect.
We adopted the guidance related to our investments carried at amortized cost, reinsurance recoverables and off-balance sheet credit exposures using the modified retrospective method. We recorded an allowance related to lifetime expected credit losses of $23 million, net of deferred taxes of $6 million, for commercial mortgage loans and bank loan investments and $31 million, net of deferred taxes of $9 million, for reinsurance recoverables, with an offset to cumulative effect of change in accounting within retained earnings. See notes 4 and 8 for additional disclosures related to lifetime expected credit losses. In addition, we recorded an allowance related to lifetime expected credit losses for our off-balance sheet credit exposures of $1 million, included in other liabilities in our consolidated balance sheet, with an offset to cumulative effect of change in accounting within retained earnings.
We adopted the guidance related to our available-for-sale fixed maturity securities for which a previous other-than-temporary impairment was recognized prior to the date of adoption using the prospective method and the modified retrospective method for all other available-for-sale fixed maturity securities, which did not have any impact upon adoption. The guidance did not have a significant impact on other assets not measured at fair value.
Reference Rate Reform
In March 2020 and January 2021, the FASB issued new accounting guidance related to reference rate reform, which was effective for us on January 1, 2020. The guidance provides temporary guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform, which includes the transition away from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. This guidance provides optional practical expedients and exceptions for applying generally accepted accounting principles to investments, derivatives or other transactions affected by reference rate reform such as those that impact the assessment of derivative hedge effectiveness and contract modifications, to include continuing hedge accounting when certain critical terms of a hedging relationship change and modifying certain effectiveness assessments to exclude certain potential sources of ineffectiveness. The

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

guidance was updated to clarify that the optional practical expedients and exceptions can be applied to derivatives that use an interest rate for margining, discounting, or contract price alignment. In addition to the optional practical expedients, the guidance includes a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. We adopted this guidance prospectively and it did not have a significant impact on our consolidated financial statements or disclosures. However, the amendments in this guidance may be elected over time through December 31, 2022 as reference rate reform activities occur and therefore, this guidance may impact our procedures, including our process for assessing the effectiveness of our cash flow hedging relationships, determined on an individual hedge basis, as we implement measures to transition away from LIBOR.
Benchmark Interest Rates Used in Derivative Hedge Accounting
On January 1, 2019, we adopted new accounting guidance related to benchmark interest rates used in derivative hedge accounting. The guidance adds an additional permissible U.S. benchmark interest rate, the Secured Overnight Financing Rate, for hedge accounting purposes. We adopted this accounting guidance using the prospective method, which did not have any impact on our consolidated financial statements and disclosures.
Nonemployee Shared-Based Payments
On January 1, 2019, we adopted new accounting guidance related to accounting for nonemployee share-based payments. The guidance aligns the measurement and classification of share-based payments to nonemployees issued in exchange for goods or services with the guidance for share-based payments to employees, with certain exceptions. We adopted this accounting guidance using the modified retrospective method. This guidance is consistent with our previous accounting practices and, accordingly, had no impact on our consolidated financial statements at adoption.
Amortization Period of Certain Callable Debt Securities Held at a Premium
On January 1, 2019, we adopted new accounting guidance related to shortening the amortization period of certain callable debt securities held at a premium. The guidance requires the premium to be amortized to the earliest call date. This change does not apply to securities held at a discount. We adopted this accounting guidance using the modified retrospective method, which did not have a significant impact on our consolidated financial statements at adoption.
Accounting for Leases
On January 1, 2019, we adopted new accounting guidance related to the accounting for leases. The guidance generally requires lessees to recognize both a right-of-use asset and a corresponding lease liability on the balance sheet. We adopted this accounting guidance using the effective date transition method, which permits entities to apply the new lease standard using a modified retrospective transition approach at the date of adoption. The package of practical expedients was also elected upon adoption. Upon adoption we recorded a $52 million right-of-use asset related to operating leases and a $55 million lease liability. In addition, we de-recognized accrued rent expense of $3 million recorded under the previous accounting guidance. The right-of-use asset and the lease liability are included in other assets and other liabilities, respectively, and did not have a significant impact on our consolidated balance sheet as of December 31, 2019. The initial measurement of our right-of-use asset had no significant initial direct costs, prepaid lease payments or lease incentives; therefore, a cumulative-effect adjustment was not recorded to the opening retained earnings balance as a result of the change in accounting principle.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

Our leased assets are predominantly classified as operating leases and consist of office space in eight locations in the United States. Lease payments included in the calculation of our lease liability include fixed amounts contained within each rental agreement and variable lease payments that are based upon an index or rate. We have elected to combine lease and non-lease components, as permitted under this new accounting guidance, and as a result, non-lease components are included in the calculation of our lease liability as opposed to being separated and accounted for as consideration under the new revenue recognition standard. Our remaining lease terms ranged from less than 1 year to 17 years and had a weighted-average remaining lease term of ten years as of December 31, 2021. The implicit rate of our lease agreements was not readily determinable; therefore, we utilized our incremental borrowing rate to discount future lease payments. The weighted-average discount rate was 6.6% as of December 31, 2021. The amount of contractual undiscounted lease obligations due in 2022, 2023, 2024, 2025, and 2026 and thereafter is $6 million, $8 million, $8 million, $8 million and $33 million, respectively. As of December 31, 2021, the operating lease liability recorded in our consolidated balance sheet of $45 million was net of imputed interest of $18 million.
x) Accounting Pronouncements Not Yet Adopted
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
This guidance is effective for us on January 1, 2023 using the modified retrospective method (with transition adjustments as of January 1, 2021) for all topics except for market risk benefits, which is required to be applied using the retrospective method, with early adoption permitted, which we do not intend to elect. We are currently in the process of obtaining necessary data, modifying systems, identifying and developing key inputs and assumptions and establishing policies, systems and internal controls necessary to implement this new accounting guidance. Given the nature and extent of the changes, this guidance is expected to have a significant impact on our consolidated financial statements and significantly reduce our equity at transition primarily due to the change in the discount rate used to determine our liability for future policy benefits.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

(3) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the years ended December 31:

(Amounts in millions, except per share amounts)	2021	2020	2019
Weighted-average common shares used in basic earnings (loss) per share calculations	506.9	505.2	502.9
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	7.8	6.4	6.8

Weighted-average common shares used in diluted earnings (loss) per share calculations	514.7	511.6	509.7

Income from continuing operations:
Income from continuing operations	$918	$698	$382
Less: net income from continuing operations attributable to noncontrolling interests	33	—	—

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$885	$698	$382

Basic per share	$1.75	$1.38	$0.76

Diluted per share	$1.72	$1.36	$0.75

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$27	$(486)	$148
Less: net income from discontinued operations attributable to noncontrolling interests	8	34	187

Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$19	$(520)	$(39)

Basic per share	$0.04	$(1.03)	$(0.08)

Diluted per share	$0.04	$(1.02)	$(0.08)

Net income (loss):
Income from continuing operations	$918	$698	$382
Income (loss) from discontinued operations, net of taxes	27	(486)	148

Net income	945	212	530
Less: net income attributable to noncontrolling interests	41	34	187

Net income available to Genworth Financial, Inc.’s common stockholders	$904	$178	$343

Basic per share (1)	$1.78	$0.35	$0.68

Diluted per share (1)	$1.76	$0.35	$0.67

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

(4) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Fixed maturity securities—taxable	$2,411	$2,448	$2,444
Fixed maturity securities—non-taxable	7	6	8
Equity securities	9	12	12
Commercial mortgage loans	376	345	348
Policy loans	189	199	180
Limited partnerships	223	72	44
Other invested assets	241	223	190
Cash, cash equivalents, restricted cash and short-term investments	1	15	33

Gross investment income before expenses and fees	3,457	3,320	3,259
Expenses and fees	(87)	(93)	(95)

Net investment income	$3,370	$3,227	$3,164

(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$67	$471	$90
Realized losses	(10)	(29)	(38)

Net realized gains (losses) on available-for-sale fixed maturity securities	57	442	52
Net realized gains (losses) on equity securities sold	(7)	(1)	—
Net realized gains (losses) on limited partnerships	3	—	1

Total net realized investment gains (losses)	53	441	53

Impairments:
Total other-than-temporary impairments	—	—	(1)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—

Net other-than-temporary impairments	—	—	(1)

Net change in allowance for credit losses on available-for-sale fixed maturity securities	(6)	(5)	—
Write-down of available-for-sale fixed maturity securities (1)	(1)	(4)	—
Net unrealized gains (losses) on equity securities still held	1	4	14
Net unrealized gains (losses) on limited partnerships	264	112	28
Commercial mortgage loans	(3)	(2)	(2)
Derivative instruments (2)	14	(49)	(70)
Other	1	(5)	5

Net investment gains (losses)	$323	$492	$27

(1)	Represents write-down of securities deemed uncollectible or that we intend to sell or will be required to sell prior to recovery of the amortized cost basis.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

See note 2 for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale fixed maturity securities. The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity investments as of and for the years ended December 31:

	2021
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in OCI as of and for the year ended December 31, 2019:

(Amounts in millions)
Beginning balance	$24
Reductions:
Securities sold, paid down or disposed	(2)

Ending balance	$22

(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of December 31:

(Amounts in millions)	2021	2020	2019
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses (1)	$7,869	$10,159	$6,676
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses (1)	—	(7)	—
Adjustments to DAC, PVFP, sales inducements, benefit reserves and policyholder contract balances	(5,487)	(7,302)	(4,789)
Income taxes, net	(507)	(611)	(406)

Net unrealized investment gains (losses)	1,875	2,239	1,481
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	15	25	25

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,860	$2,214	$1,456

(1)	Excludes foreign exchange.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Beginning balance	$2,214	$1,456	$595
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	(2,218)	3,950	4,980
Adjustment to DAC (1)	30	122	(956)
Adjustment to PVFP	—	(1)	(49)
Adjustment to sales inducements	12	(5)	(32)
Adjustment to benefit reserves and policyholder contract balances (2)	1,773	(2,629)	(2,800)
Provision for income taxes	90	(305)	(233)

Change in unrealized gains (losses) on investment securities	(313)	1,132	910
Reclassification adjustments to net investment (gains) losses, net of taxes of $14, $100 and $17	(51)	(374)	(62)

Change in net unrealized investment gains (losses)	(364)	758	848
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(10)	—	(13)

Ending balance	$1,860	$2,214	$1,456

(1)	See note 6 for additional information.
(2)	See note 9 for additional information.
Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

(d) Fixed Maturity Securities
As of December 31, 2021, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,368	$1,184	$—	$—	$4,552
State and political subdivisions	2,982	474	(6)	—	3,450
Non-U.S. government	762	86	(13)	—	835
U.S. corporate:
Utilities	4,330	783	(9)	—	5,104
Energy	2,581	363	(10)	—	2,934
Finance and insurance	8,003	1,012	(24)	—	8,991
Consumer—non-cyclical	5,138	1,029	(8)	—	6,159
Technology and communications	3,345	476	(13)	—	3,808
Industrial	1,322	175	(3)	—	1,494
Capital goods	2,334	415	(4)	—	2,745
Consumer—cyclical	1,703	203	(7)	—	1,899
Transportation	1,122	249	—	—	1,371
Other	379	41	(1)	—	419

Total U.S. corporate	30,257	4,746	(79)	—	34,924

Non-U.S. corporate:
Utilities	867	63	(2)	—	928
Energy	1,194	190	(1)	—	1,383
Finance and insurance	2,171	270	(9)	—	2,432
Consumer—non-cyclical	664	81	(2)	—	743
Technology and communications	1,085	166	(1)	—	1,250
Industrial	933	117	(3)	—	1,047
Capital goods	640	66	(1)	—	705
Consumer—cyclical	316	27	(2)	—	341
Transportation	422	68	(1)	—	489
Other	1,052	169	(4)	—	1,217

Total non-U.S. corporate	9,344	1,217	(26)	—	10,535

Residential mortgage-backed	1,325	116	(1)	—	1,440
Commercial mortgage-backed	2,435	152	(3)	—	2,584
Other asset-backed	2,138	29	(7)	—	2,160

Total available-for-sale fixed maturity securities	$52,611	$8,004	$(135)	$—	$60,480

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2021:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
State and political subdivisions	$339	$(6)	67	$—	$—	—	$339	$(6)	67
Non-U.S. government	173	(9)	28	19	(4)	1	192	(13)	29
U.S. corporate	2,593	(64)	266	196	(15)	22	2,789	(79)	288
Non-U.S. corporate	912	(21)	124	62	(5)	8	974	(26)	132
Residential mortgage-backed	97	(1)	22	—	—	—	97	(1)	22
Commercial mortgage-backed	113	(2)	17	31	(1)	4	144	(3)	21
Other asset-backed	764	(7)	111	—	—	—	764	(7)	111

Total for fixed maturity securities in an unrealized loss position	$4,991	$(110)	635	$308	$(25)	35	$5,299	$(135)	670

% Below cost:
<20% Below cost	$4,991	$(110)	635	$297	$(20)	33	$5,288	$(130)	668
20%-50% Below cost	—	—	—	11	(5)	2	11	(5)	2

Total for fixed maturity securities in an unrealized loss position	$4,991	$(110)	635	$308	$(25)	35	$5,299	$(135)	670

Investment grade	$4,644	$(101)	587	$241	$(12)	25	$4,885	$(113)	612
Below investment grade	347	(9)	48	67	(13)	10	414	(22)	58

Total for fixed maturity securities in an unrealized loss position	$4,991	$(110)	635	$308	$(25)	35	$5,299	$(135)	670

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of December 31, 2021:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$211	$(7)	32	$29	$(2)	7	$240	$(9)	39
Energy	166	(3)	18	25	(7)	4	191	(10)	22
Finance and insurance	960	(22)	89	62	(2)	3	1,022	(24)	92
Consumer—non-cyclical	296	(7)	30	14	(1)	2	310	(8)	32
Technology and
communications	378	(12)	37	29	(1)	2	407	(13)	39
Industrial	143	(3)	18	—	—	—	143	(3)	18
Capital goods	171	(3)	16	18	(1)	2	189	(4)	18
Consumer—cyclical	268	(7)	26	—	—	—	268	(7)	26
Other	—	—	—	19	(1)	2	19	(1)	2

Subtotal, U.S. corporate securities	2,593	(64)	266	196	(15)	22	2,789	(79)	288

Non-U.S. corporate:
Utilities	69	(2)	9	—	—	—	69	(2)	9
Energy	64	(1)	10	—	—	—	64	(1)	10
Finance and insurance	366	(8)	43	18	(1)	2	384	(9)	45
Consumer—non-cyclical	67	(1)	12	6	(1)	1	73	(2)	13
Technology and
communications	48	(1)	8	—	—	—	48	(1)	8
Industrial	122	(3)	14	—	—	—	122	(3)	14
Capital goods	78	(1)	8	—	—	—	78	(1)	8
Consumer—cyclical	22	(1)	8	15	(1)	3	37	(2)	11
Transportation	37	(1)	7	—	—	—	37	(1)	7
Other	39	(2)	5	23	(2)	2	62	(4)	7

Subtotal, non-U.S. corporate securities	912	(21)	124	62	(5)	8	974	(26)	132

Total for corporate securities in an unrealized loss position	$3,505	$(85)	390	$258	$(20)	30	$3,763	$(105)	420

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
Years Ended December 31, 2021, 2020 and 2019

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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

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

The scheduled maturity distribution of fixed maturity securities as of December 31, 2021 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,475	$1,499
Due after one year through five years	8,254	8,807
Due after five years through ten years	13,722	15,053
Due after ten years	23,262	28,937

Subtotal	46,713	54,296
Residential mortgage-backed	1,325	1,440
Commercial mortgage-backed	2,435	2,584
Other asset-backed	2,138	2,160

Total	$52,611	$60,480

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

As of December 31, 2021, securities issued by finance and insurance, consumer—non-cyclical, utilities and technology and communications industry groups represented approximately 25%, 15%, 13% and 11%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of December 31, 2021, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
As of December 31, 2021 and 2020, securities of $45 million and $46 million, respectively, were on deposit with various state government insurance departments in order to comply with relevant insurance regulations.
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
We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of December 31:

	2021		2020
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,774	40%	$2,442	36%
Office	1,526	22	1,567	23
Industrial	1,420	21	1,638	24
Apartments	585	9	529	8
Mixed use	330	5	286	4
Other	221	3	312	5

Subtotal	6,856	100%	6,774	100%

Allowance for credit losses	(26)		(31)

Total	$6,830		$6,743

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

	2021		2020
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,770	26%	$1,711	25%
Pacific	1,360	20	1,510	22
Middle Atlantic	964	14	994	15
Mountain	892	13	781	12
West South Central	483	7	423	6
East North Central	465	7	441	6
West North Central	461	7	467	7
New England	237	3	260	4
East South Central	224	3	187	3

Subtotal	6,856	100%	6,774	100%

Allowance for credit losses	(26)		(31)

Total	$6,830		$6,743

As of December 31, 2021, we had one commercial mortgage loan with an amortized cost of $22 million that was past due 31 to 60 days in the office property type. We wrote-off $8 million of this commercial mortgage loan during the year ended December 31, 2021 and it was placed on non-accrual status as of December 31, 2021. The carrying value of this commercial mortgage loan was written down to the fair value of its collateral and this loan did not have an allowance for credit losses as of December 31, 2021. As of December 31, 2020, all of our commercial mortgage loans were current and we had no commercial mortgage loans on non-accrual status. For a discussion of our policy related to placing commercial mortgage loans on non-accrual status, see note 2.
During the years ended December 31, 2021 and 2020, we did not have any modifications or extensions that were considered troubled debt restructurings.
The following table sets forth the allowance for credit losses related to commercial mortgage loans as of or for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Allowance for credit losses:
Beginning balance	$31	$13	$9
Cumulative effect of change in accounting	—	16	—
Provision	3	2	4
Write-offs	(8)	—	—
Recoveries	—	—	—

Ending balance	$26	$31	$13

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
Years Ended December 31, 2021, 2020 and 2019

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
The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of December 31, 2021:

(Amounts in millions)	2021	2020	2019	2018	2017	2016 and prior	Total
Debt-to-value:
0% - 50%	$20	$72	$53	$158	$203	$1,974	$2,480
51% - 60%	43	25	170	275	257	769	1,539
61% - 75%	889	428	509	449	127	413	2,815
76% - 100%	—	—	—	—	—	—	—
Greater than 100%	—	—	—	—	22	—	22

Total amortized cost	$952	$525	$732	$882	$609	$3,156	$6,856

Debt service coverage ratio:
Less than 1.00	$—	$10	$19	$41	$42	$111	$223
1.00 - 1.25	3	70	73	81	36	296	559
1.26 - 1.50	118	32	168	135	42	296	791
1.51 - 2.00	728	220	273	443	263	1,031	2,958
Greater than 2.00	103	193	199	182	226	1,422	2,325

Total amortized cost	$952	$525	$732	$882	$609	$3,156	$6,856

Write-offs, gross	$—	$—	$—	$—	$8	$—	$8
Recoveries	—	—	—	—	—	—	—

Write-offs, net	$—	$—	$—	$—	$8	$—	$8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

The following tables set forth the debt-to-value of commercial mortgage loans by property type as of December 31:

	2021
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$853	$611	$1,310	$—	$—	$2,774
Office	505	395	604	—	22	1,526
Industrial	745	240	435	—	—	1,420
Apartments	200	102	283	—	—	585
Mixed use	120	70	140	—	—	330
Other	57	121	43	—	—	221

Total amortized cost	$2,480	$1,539	$2,815	$—	$22	$6,856

% of total	36%	23%	41%	—%	—%	100%

Weighted-average debt service coverage ratio	2.36	1.83	1.61	—	0.68	1.93

	2020
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$913	$639	$859	$29	$2	$2,442
Office	523	431	595	18	—	1,567
Industrial	798	351	456	33	—	1,638
Apartments	199	86	238	6	—	529
Mixed use	112	47	127	—	—	286
Other	100	74	121	17	—	312

Total amortized cost	$2,645	$1,628	$2,396	$103	$2	$6,774

% of total	39%	24%	35%	2%	—%	100%

Weighted-average debt service coverage ratio	2.40	1.83	1.61	1.49	0.64	1.97

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of December 31:

	2021
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$102	$166	$405	$1,375	$726	$2,774
Office	67	109	167	593	590	1,526
Industrial	9	64	82	599	666	1,420
Apartments	17	62	84	225	197	585
Mixed use	24	32	40	118	116	330
Other	4	126	13	48	30	221

Total amortized cost	$223	$559	$791	$2,958	$2,325	$6,856

% of total	3%	8%	12%	43%	34%	100%

Weighted-average debt-to-value	68%	61%	61%	60%	43%	55%

	2020
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$55	$169	$483	$969	$766	$2,442
Office	101	99	170	634	563	1,567
Industrial	21	85	143	616	773	1,638
Apartments	9	24	126	228	142	529
Mixed use	5	24	29	115	113	286
Other	25	125	41	28	93	312

Total amortized cost	$216	$526	$992	$2,590	$2,450	$6,774

% of total	3%	8%	15%	38%	36%	100%

Weighted-average debt-to-value	57%	62%	62%	57%	44%	53%

(f) Limited Partnerships or Similar Entities
Investments in limited partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of December 31, 2021 and 2020, the total carrying value of these investments was $1,829 million and $1,018 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

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
The following table sets forth our positions in derivative instruments as of December 31:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	2021	2020	Balance sheet classification	2021	2020
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$364	$468	Other liabilities	$26	$23
Foreign currency swaps	Other invested assets	6	1	Other liabilities	—	2

Total cash flow hedges		370	469		26	25

Total derivatives designated as hedges		370	469		26	25

Derivatives not designated as hedges
Equity index options	Other invested assets	42	63	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	2	42	Other liabilities	—	1
GMWB embedded derivatives	Reinsurance recoverable (1)	19	26	Policyholder account balances (2)	271	379
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	294	399
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	25	26

Total derivatives not designated as hedges		63	131		590	805

Total derivatives		$433	$600		$616	$830

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.
The fair value of derivative positions presented above was not offset by the respective collateral amounts received or provided under these agreements.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

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

(Notional in millions)	Measurement	December 31, 2020	Additions	Maturities/ terminations	December 31, 2021
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,178	$—	$(525)	$7,653
Foreign currency swaps	Notional	127	—	—	127

Total cash flow hedges		8,305	—	(525)	7,780

Total derivatives designated as hedges		8,305	—	(525)	7,780

Derivatives not designated as hedges
Interest rate swaps	Notional	4,674	—	(4,674)	—
Equity index options	Notional	2,000	1,438	(1,992)	1,446
Financial futures	Notional	1,104	3,887	(4,045)	946
Other foreign currency contracts	Notional	1,186	25	(1,128)	83

Total derivatives not designated as hedges		8,964	5,350	(11,839)	2,475

Total derivatives		$17,269	$5,350	$(12,364)	$10,255

(Number of policies)	Measurement	December 31, 2020	Additions	Maturities/ terminations	December 31, 2021
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	23,713	—	(1,909)	21,804
Fixed index annuity embedded derivatives	Policies	12,778	—	(3,434)	9,344
Indexed universal life embedded derivatives	Policies	842	—	(36)	806
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
Years Ended December 31, 2021, 2020 and 2019

The following table provides information about the
pre-tax
income effects of cash flow hedges for the year ended December 31, 2021:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(100)	$217	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	36	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	7	—	Net investment income	—	Net investment gains (losses)

Total	$(57)	$217		$—

The following table provides information about the
pre-tax
income effects of cash flow hedges for the year ended December 31, 2020:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$482	$196	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	12	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(38)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(5)	—	Net investment income	—	Net investment gains (losses)

Total	$439	$208		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

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

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Derivatives qualifying as effective accounting hedges as of January 1	$2,211	$2,002	$1,781
Current period increases (decreases) in fair value, net of deferred taxes of $12, $(95) and $(87)	(45)	344	331
Reclassification to net (income), net of deferred taxes of $76, $73 and $60	(141)	(135)	(110)

Derivatives qualifying as effective accounting hedges as of December 31	$2,025	$2,211	$2,002

The total of derivatives designated as cash flow hedges of $2,025 million, net of taxes, recorded in stockholders’ equity as of December 31, 2021 is expected to be reclassified to net income in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $143 million, net of taxes, is expected to be reclassified to net income in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the years ended December 31, 2021, 2020 and 2019, we reclassified $10 million, $15 million and $5 million, respectively, to net income in connection with forecasted transactions that were no longer considered probable of occurring.
Derivatives Not Designated As Hedges
We also enter into certain
non-qualifying
derivative instruments such as: (i) interest rate swaps and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) equity index options,

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits, fixed index annuities and indexed universal life; and (iii) foreign currency options and forward contracts to mitigate currency risk associated with dividends, cash payments to AXA reported as discontinued operations and/or other cash flows from certain foreign subsidiaries to our holding company. Additionally, we provide GMWBs on certain variable annuities that are required to be bifurcated as embedded derivatives. We also offer fixed index annuity and indexed universal life insurance products and have reinsurance agreements with certain features that are required to be bifurcated as embedded derivatives.
The following table provides the
pre-tax
gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the years ended December 31:

(Amounts in millions)	2021	2020	2019	Classification of gain (loss) recognized in net income
Interest rate swaps	$2	$(11)	$(3)	Net investment gains (losses)
Equity index options	18	4	43	Net investment gains (losses)
Financial futures	(123)	2	(64)	Net investment gains (losses)
Other foreign currency contracts	—	6	(6)	Net investment gains (losses)
GMWB embedded derivatives	124	(28)	38	Net investment gains (losses)
Fixed index annuity embedded derivatives	(32)	(51)	(90)	Net investment gains (losses)
Indexed universal life embedded derivatives	24	17	4	Net investment gains (losses)

Total derivatives not designated as hedges	$13	$(61)	$(78)

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of December 31:

	2021			2020
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$414	$26	$388	$574	$26	$548
Gross amounts offset in the balance sheet	—	—	—	—	—	—
Net amounts presented in the balance sheet	414	26	388	574	26	548

Gross amounts not offset in the balance sheet:
Financial instruments (2)	(20)	(20)	—	(20)	(20)	—
Collateral received	(308)	—	(308)	(401)	—	(401)
Collateral pledged	—	(536)	536	—	(505)	505
Over collateralization	2	530	(528)	2	499	(497)

Net amount	$88	$—	$88	$155	$—	$155

(1)	Does not include amounts related to embedded derivatives as of December 31, 2021 and 2020.
(2)
Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

(6) Deferred Acquisition Costs
The following table presents the activity impacting DAC as of and for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Unamortized balance as of January 1	$2,809	$3,243	$3,591
Costs deferred	8	3	17
Amortization, net of interest accretion	(379)	(437)	(365)

Unamortized balance as of December 31	2,438	2,809	3,243
Accumulated effect of net unrealized investment (gains) losses	(1,292)	(1,322)	(1,444)

Balance as of December 31	$1,146	$1,487	$1,799

We regularly review DAC to determine if it is recoverable from future income. In 2021 and 2020, we recorded DAC impairments of $117 million and $63 million, respectively, in our universal and term universal life insurance products due principally to lower future estimated gross profits. As of December 31, 2021 and 2020, all of our other products had sufficient future income and therefore the related DAC was recoverable. In 2019, we performed loss recognition testing and determined the related DAC was recoverable. See note 9 for additional information related to loss recognition testing.
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
As of December 31, 2021, 2020 and 2019, shadow accounting adjustments reduced the DAC balance by $1.3 billion, $1.3 billion and $1.4 billion, respectively, with an offsetting amount recorded in other comprehensive income (loss). The majority of the shadow accounting adjustments as of December 31, 2021, 2020 and 2019 were recorded in our long-term care insurance business, which reduced its DAC balance to zero in each year. As of December 31, 2021, 2020 and 2019, our long-term care insurance business recorded shadow accounting adjustments of $1.0 billion, $1.0 billion and $1.1 billion, respectively, out of the total shadow accounting adjustments recorded of $1.3 billion, $1.3 billion and $1.4 billion, respectively. There was no impact to net income related to our shadow accounting adjustments. See note 2 for further information related to shadow accounting adjustments.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

(7) Intangible Assets
The following table presents our intangible assets as of December 31:

	2021		2020
(Amounts in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
PVFP	$2,065	$(1,994)	$2,065	$(1,992)
Capitalized software	465	(403)	457	(385)
Deferred sales inducements to contractholders	295	(288)	284	(274)
Other	159	(156)	157	(155)

Total	$2,984	$(2,841)	$2,963	$(2,806)

Amortization expense related to PVFP, capitalized software and other intangible assets for the years ended December 31, 2021, 2020 and 2019 was $30 million, $26 million and $44 million, respectively. Amortization expense related to deferred sales inducements of $14 million, $16 million and $15 million, respectively, for the years ended December 31, 2021, 2020 and 2019 was included in benefits and other changes in policy reserves.
Present Value of Future Profits
The following table presents the activity in PVFP as of and for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Unamortized balance as of January 1	$154	$154	$170
Interest accreted at 5.23%, 5.19% and 5.56%	8	8	9
Amortization	(10)	(8)	(25)

Unamortized balance as of December 31	152	154	154
Accumulated effect of net unrealized investment (gains) losses	(81)	(81)	(80)

Balance as of December 31	$71	$73	$74

We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC. As of December 31, 2021, 2020 and 2019 we believe all of our businesses have sufficient future income and therefore the related PVFP is recoverable.
The percentage of the December 31, 2021 PVFP balance net of interest accretion, before the effect of unrealized investment gains or losses, estimated to be amortized over each of the next five years is as follows:

2022	4.2%
2023	4.2%
2024	4.2%
2025	4.0%
2026	5.0%
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
Years Ended December 31, 2021, 2020 and 2019

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
U.S. Life Insurance
As of December 31, 2021, the maximum amount of individual ordinary life insurance normally retained by us on any one individual life policy was $5 million.
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
As of December 31, 2021 and 2020, we had a reinsurance recoverable of $13,095 million and $13,415 million, respectively, with UFLIC.
Under the terms of certain reinsurance agreements that our life insurance subsidiaries have with external parties, we pledged assets in either separate portfolios or in trust for the benefit of external reinsurers. These assets support the reserves ceded to those external reinsurers. We have pledged fixed maturity securities and commercial mortgage loans of $13,123 million and $810 million, respectively, as of December 31, 2021 and $13,188 million and $873 million, respectively, as of December 31, 2020 in connection with these reinsurance agreements. However, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

The following table sets forth net domestic life insurance
in-force
as of December 31:

(Amounts in millions)	2021	2020	2019
Direct life insurance in-force	$471,147	$509,670	$555,252
Amounts assumed from other companies	573	624	673
Amounts ceded to other companies (1)	(427,464)	(458,999)	(500,965)

Net life insurance in-force	$44,256	$51,295	$54,960

Percentage of amount assumed to net	1%	1%	1%

(1)	Includes amounts accounted for under the deposit method.
Enact
Enact Holdings reinsures a portion of its U.S. mortgage insurance risk in order to obtain credit towards the financial requirements of the government-sponsored enterprise (“GSE”) private mortgage insurer eligibility requirements (“PMIERs”). The transactions are structured as excess of loss coverage where both the attachment and detachment points of the ceded risk tier are within the PMIERs capital requirements at inception. Each reinsurance treaty has a term of 10 years and grants Enact Holdings a unilateral right to commute the treaty prior to the full term, subject to certain performance triggers. In 2021, Enact Holdings executed an excess of loss reinsurance transaction with a panel of reinsurers that provides approximately $210 million of reinsurance coverage on a portion of new insurance written for its 2021 book year.
During 2021 and 2020, Enact Holdings and its U.S. mortgage insurance subsidiaries obtained approximately $1,170 million and $350 million, respectively, of excess of loss reinsurance coverage from certain special purpose insurers that are considered VIEs. The VIEs financed the reinsurance coverage by issuing mortgage insurance-linked notes to unaffiliated investors. The notes are non-recourse
to Enact Holdings, and to Genworth Financial and its affiliates. For the reinsurance coverage, Enact Holdings’ U.S. mortgage insurance subsidiaries retain the first layer of aggregate losses up to certain pre-established
thresholds and the VIEs provide a percentage of reinsurance coverage for losses above the retained first layer, capped at a maximum reinsurance coverage threshold. The excess of loss reinsurance coverage is fully collateralized by reinsurance trust accounts to cover reinsurance obligations if losses exceed the first loss tier.
On January 27, 2022, Enact Holdings completed an excess of loss reinsurance transaction that provides approximately $294 million of reinsurance coverage on a portion of new insurance written from January 1, 2022 to December 31, 2022.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

Premiums Written and Earned
The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

	Written			Earned
(Amounts in millions)	2021	2020	2019	2021	2020	2019
Direct:
Life insurance	$774	$795	$845	$775	$795	$845
Accident and health insurance (1)	2,797	2,836	2,792	2,834	2,860	2,821
Mortgage insurance	990	947	844	1,050	1,023	882

Total direct	4,561	4,578	4,481	4,659	4,678	4,548

Assumed:
Life insurance	2	1	1	2	2	1
Accident and health insurance (1)	300	313	321	304	322	326
Mortgage insurance	3	3	4	3	4	4

Total assumed	305	317	326	309	328	331

Ceded:
Life insurance (2)	(913)	(558)	(568)	(913)	(559)	(568)
Accident and health insurance (1)	(541)	(550)	(557)	(548)	(562)	(564)
Mortgage insurance	(72)	(49)	(22)	(72)	(49)	(22)

Total ceded	(1,526)	(1,157)	(1,147)	(1,533)	(1,170)	(1,154)

Net premiums	$3,340	$3,738	$3,660	$3,435	$3,836	$3,725

Percentage of amount assumed to net				9%	9%	9%

(1)	Accident and health insurance is comprised almost entirely of our long-term care insurance products.
(2)
Effective December 1, 2021 and included in the year ended December 31, 2021, we entered into a reinsurance agreement with SCOR Global Life USA Reinsurance Company, under which we ceded premiums of $360 million associated with certain term life insurance policies in connection with a life block transaction.

Reinsurance recoveries recognized as a reduction of benefits and other changes in policy reserves amounted to $2,850 million, $2,649 million and $2,751 million during 2021, 2020 and 2019, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

Allowance for Credit Losses on Reinsurance Recoverables
The following table sets forth the changes in the allowance for credit losses related to reinsurance recoverables as of or for the years ended December 31:

(Amounts in millions)	2021	2020
Allowance for credit losses:
Beginning balance	$45	$—
Cumulative effect of change in accounting	—	40
Provision	10	5
Write-offs	—	—
Recoveries	—	—

Ending balance	$55	$45

Our policy for evaluating and measuring the allowance for credit losses related to reinsurance recoverables utilizes the reinsurer’s credit rating, updated quarterly, to assess the credit quality of reinsurance recoverables. The following tables set forth A.M. Best Company, Inc.’s (“A.M. Best”) credit ratings related to our reinsurance recoverables, gross of the allowance for credit losses, as of December 31:

	2021
(Amounts in millions)	Collateralized	Non-collateralized	Total
Credit rating:
A++	$—	$543	$543
A+	1,581	1,510	3,091
A	18	41	59
Not rated	13,099	76	13,175

Total reinsurance recoverable	$14,698	$2,170	$16,868

	2020
(Amounts in millions)	Collateralized	Non-collateralized	Total
Credit rating:
A++	$—	$519	$519
A+	1,437	1,343	2,780
A	19	45	64
B+	—	1	1
Not rated	13,419	81	13,500

Total reinsurance recoverable	$14,875	$1,989	$16,864

In March 2019, upon UFLIC’s request, A.M. Best withdrew UFLIC’s credit rating. There was no impact to us from this action as UFLIC has trust accounts and a guarantee from its parent, as discussed above, and is sufficiently collateralized. Accordingly, the reinsurance recoverable with UFLIC is fully collectible and no allowance for credit losses was recorded as of December 31, 2021 and 2020.
Reinsurance recoverables are considered past due when contractual payments have not been received from the reinsurer by the required payment date. Claims submitted for payment are generally due in less than one year.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

As of December 31, 2021 and 2020, we did not have any reinsurance recoverables past due, except for Scottish Re US Inc. (“Scottish Re”), a reinsurance company domiciled in Delaware. On March 6, 2019, Scottish Re was ordered into receivership for the purposes of rehabilitation by the Court of Chancery of the State of Delaware. The proposed Plan of Rehabilitation of Scottish Re was filed on June 30, 2020. On March 16, 2021, the Receiver filed a draft Amended Plan of Rehabilitation and filed an outline of changes to the amended plan on July 27, 2021. The amended plan has not been approved by the Court nor do we know what deadlines the Court will impose, what standard it will use or whether the receiver will ultimately submit a rehabilitation plan that the Court will approve. As of December 31, 2021 and 2020, amounts past due related to Scottish Re were $40 million and $19 million, respectively, all of which was included in the allowance for credit losses. We will continue to monitor the plan of rehabilitation and expected recovery of the claims balance.
(9) Insurance Reserves
Future Policy Benefits
The following table sets forth our recorded liabilities and the major assumptions underlying our future policy benefits as of December 31:

(Amounts in millions)	Mortality/ morbidity assumption		Interest rate assumption	2021	2020
Long-term care insurance contracts	(a	)	3.75% - 7.50%	$28,232	$28,770
Structured settlements with life contingencies	(b	)	1.00% - 8.00%	8,075	8,240
Annuity contracts with life contingencies	(b	)	1.00% - 8.00%	2,934	3,252
Traditional life insurance contracts	(c	)	3.00% - 7.50%	1,956	2,101
Supplementary contracts with life contingencies	(b	)	1.00% - 8.00%	331	332

Total future policy benefits				$41,528	$42,695

(a)	The 1983 Individual Annuitant Mortality Table or the 2000 U.S. Annuity Table, or the 1983 Group Annuitant Mortality Table or the 1994 Group Annuitant Mortality Table and company experience.
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

We regularly review our assumptions and perform loss recognition testing at least annually. For our fixed immediate annuity products, our 2019 loss recognition testing resulted in a premium deficiency of $39 million primarily driven by the low interest rate environment. The 2021 and 2020 tests did not result in a premium deficiency and therefore our liability for future policy benefits was sufficient. The liability for future policy benefits for our fixed immediate annuity products represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could result in further increases in the related future policy benefit reserves for these products.
Our long-term care insurance products are also among the products tested in connection with our annual loss recognition testing. The 2021, 2020 and 2019 tests did not result in a premium deficiency and therefore our liability for future policy benefits was sufficient. The liability for future policy benefits for our long-term care

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

insurance business represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could possibly be significant and result in further increases in the related future policy benefit reserves for this business by an amount that could be material to our results of operations and financial condition and liquidity.
As of December 31, 2021 and 2020, we accrued future policy benefit reserves of $1,274 million and $625 million, respectively, in our consolidated balance sheets for profits followed by losses in our long-term care insurance business. The present value of expected future losses was approximately $2.5 billion and $2.1 billion as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, we estimate a factor of approximately 76% of those profits on our long-term care insurance block, excluding the acquired block, will be accrued in the future to offset estimated future losses during later periods. The factor was unchanged compared to December 31, 2020 due mostly to higher actual profits in 2021 resulting in a larger increase in accrued future policy benefits for profits followed by losses, as well as updates to our future in-force
rate actions, offset by the updated profit pattern from our annual review of assumptions completed in the fourth quarter of 2021. There may be future adjustments to this estimate reflecting any variety of new and adverse trends that could result in increases to future policy benefit reserves for our profits followed by losses accrual, and such future increases could possibly be material to our results of operations and financial condition and liquidity.
Policyholder Account Balances
The following table sets forth our recorded liabilities for policyholder account balances as of December 31:

(Amounts in millions)	2021	2020
Annuity contracts	$6,816	$8,273
Funding agreements	250	300
Structured settlements without life contingencies	1,027	1,114
Supplementary contracts without life contingencies	550	576
Other	14	13

Total investment contracts	8,657	10,276
Universal and term universal life insurance contracts	10,697	11,227

Total policyholder account balances	$19,354	$21,503

In the fourth quarter of 2021, as part of our annual review of assumptions, we increased our liability for policyholder account balances by $87 million in our term universal and universal life insurance products primarily related to higher pre-COVID-19
mortality experience. Other assumption updates mostly focused on long-term interest rate trends. In the fourth quarter of 2020, as part of our annual review of assumptions, we decreased our liability for policyholder account balances by $118 million in our term universal and universal life insurance products primarily due to a model refinement in our term universal life insurance product related to persistency and grace period timing and from lower projected cost of insurance assessments on our universal life insurance products.
Certain of our U.S. life insurance companies are members of the Federal Home Loan Bank (the “FHLB”) system in their respective regions. As of December 31, 2021 and 2020, we held $28 million and $42 million, respectively, of FHLB common stock related to those memberships which was included in equity securities. The FHLBs have been granted a lien on certain of our invested assets to collateralize our obligations; however, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle,

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by us, the FHLB’s recovery on the collateral is limited to the amount of our funding agreement liabilities to the FHLB. These funding agreements as of December 31, 2021 and 2020 were collateralized by fixed maturity securities with a fair value of $907 million and $1,309 million, respectively. The amount of funding agreements outstanding with the FHLBs was $250 million and $421 million as of December 31, 2021 and 2020, respectively, which was included in policyholder account balances. Included in the amount of funding agreements outstanding with the FHLBs as of December 31, 2020 are FHLB agreements entered into by our universal life insurance business of $121 million, which were included in universal and term universal life insurance contracts in the table above.
Shadow Accounting Adjustments
As of December 31, 2021 and 2020, we accrued future policy benefit reserves of $3.2 billion and $4.5 billion, respectively, with an offsetting amount recorded in accumulated other comprehensive income (loss) related to shadow accounting adjustments. The lower amounts accrued for the year ended December 31, 2021 were primarily due to an increase in interest rates decreasing unrealized investment gains. The majority of the shadow accounting adjustments as of December 31, 2021 were recorded in our long-term care insurance business, which comprised $2.6 billion out of the total $3.2 billion accrued. In addition, as of December 31, 2021 and 2020, we accrued policyholder account balances of $0.9 billion and $1.4 billion, respectively, in our universal and term universal life insurance products with an offsetting amount recorded in accumulated other comprehensive income (loss) related to shadow accounting adjustments. There was no impact to net income related to our shadow accounting adjustments. See note 2 for further information related to shadow accounting adjustments.
Certain
Non-Traditional
Long-Duration Contracts
The following table sets forth information about our variable annuity products with death and living benefit guarantees as of December 31:

(Dollar amounts in millions)	2021	2020
Account values with death benefit guarantees (net of reinsurance):
Standard death benefits (return of net deposits) account value	$2,547	$2,611
Net amount at risk	$1	$2
Average attained age of contractholders	76	76
Enhanced death benefits (ratchet, rollup) account value	$1,326	$1,350
Net amount at risk	$94	$105
Average attained age of contractholders	76	76
Account values with living benefit guarantees:
GMWBs	$1,893	$1,999
Guaranteed annuitization benefits	$1,002	$998
Variable annuity contracts may contain more than one death or living benefit; therefore, the amounts listed above are not mutually exclusive. Substantially all of our variable annuity contracts have some form of GMDB.
As of December 31, 2021 and 2020, our total liability associated with variable annuity contracts with minimum guarantees was approximately $4,492 million and $4,668 million, respectively. Account value

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

decreased compared to 2020 principally driven by the continued runoff of these products. The liability, net of reinsurance, for our variable annuity contracts with GMDB and guaranteed annuitization benefits was $135 million and $128 million as of December 31, 2021 and 2020, respectively.
The contracts underlying the lifetime benefits such as GMWB and guaranteed annuitization benefits are considered “in the money” if the contractholder’s benefit base, or the protected value, is greater than the account value. As of December 31, 2021 and 2020, our exposure related to GMWB and guaranteed annuitization benefit contracts that were considered “in the money” was $602 million and $669 million, respectively. For GMWBs and guaranteed annuitization benefits, the only way the contractholder can monetize the excess of the benefit base over the account value of the contract is through lifetime withdrawals or lifetime income payments after annuitization.
Account balances of variable annuity contracts with death or living benefit guarantees were invested in separate account investment options as follows as of December 31:

(Amounts in millions)	2021	2020
Balanced funds	$2,397	$2,343
Equity funds	913	1,016
Bond funds	297	304
Money market funds	189	216

Total	$3,796	$3,879

(10) Liability for Policy and Contract Claims
The following table sets forth our liability for policy and contract claims as of December 31:

(Amounts in millions)	2021	2020
Liability for policy and contract claims for insurance lines other than short-duration contracts:
U.S. Life Insurance segment:
Long-term care insurance	$10,861	$10,518
Life insurance	308	378
Fixed annuities	14	12
Runoff segment	8	12

Total	11,191	10,920

Liability for policy and contract claims related to short-duration contracts:
Enact segment	641	555
Other mortgage insurance businesses	9	11

Total	650	566

Total liability for policy and contract claims	$11,841	$11,486

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
Years Ended December 31, 2021, 2020 and 2019

results of operations and financial condition and liquidity. In addition, loss reserves recorded on new delinquencies in our Enact segment have a high degree of estimation, particularly due to the level of uncertainty regarding whether borrowers in forbearance will ultimately cure or result in a claim payment.
The liability for policy and contract claims increased $343 million in our long-term care insurance business as discussed further below. The increase in the liability for policy and contract claims of $86 million in our Enact segment was principally attributable to new delinquencies, partially offset by net favorable reserve adjustments related to positive frequency and severity development on pre-COVID-19
delinquencies in 2021.
Long-term care insurance
The following table sets forth changes in the liability for policy and contract claims for our long-term care insurance business for the dates indicated:

(Amounts in millions)	2021	2020	2019
Beginning balance as of January 1	$10,518	$10,239	$9,516
Less reinsurance recoverables	(2,260)	(2,283)	(2,262)

Net balance as of January 1	8,258	7,956	7,254

Incurred related to insured events of:
Current year	2,761	2,595	2,717
Prior years	(610)	(398)	(219)

Total incurred	2,151	2,197	2,498

Paid related to insured events of:
Current year	(203)	(189)	(205)
Prior years	(2,011)	(2,118)	(1,975)

Total paid	(2,214)	(2,307)	(2,180)

Interest on liability for policy and contract claims	406	412	384

Net balance as of December 31	8,601	8,258	7,956
Add reinsurance recoverables	2,260	2,260	2,283

Ending balance as of December 31	$10,861	$10,518	$10,239

In 2021, the liability for policy and contract claims increased $343 million in our long-term care insurance business primarily attributable to new claims and claim severity as a result of the aging of the in-force
block. We believe
COVID-19
has accelerated mortality on our most vulnerable claimants and temporarily decreased the number of new claims submitted. Although claim counts remain below pre-pandemic
levels, we believe this reduction is temporary and includes policyholders delaying care until pandemic conditions subside. Therefore, in 2021, we modestly strengthened our claim reserves to account for changes to incidence and mortality experience driven by
COVID-19.
As of December 31, 2021 and 2020, the balance of incremental claim reserves recorded in connection with changes to incidence and mortality experience resulting from
COVID-19
was $209 million and $199 million, respectively. We completed our annual review of assumptions and methodologies in the fourth quarter of 2021 and did not make any significant changes, other than routine updates. The
COVID-19
impacts to our long-term care insurance business are not currently expected to be indicative of future trends or loss performance.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

For the year ended 2021, the favorable development of $610 million related to insured events of prior years was primarily attributable to favorable development on prior year incurred but not reported (“IBNR”) claims, favorable claim terminations mostly attributable to higher mortality and favorable experience on pending claims that did not become an active claim.
In 2020, the liability for policy and contract claims increased $279 million in our long-term care insurance business. The increase was primarily attributable to new claims and claim severity as a result of the aging of the in-force
block. Given our assumption that
COVID-19
temporarily decreased the number of new claims submitted, IBNR reserves were strengthened by $108 million, partially offsetting the favorable development on IBNR claims. Additionally, we recorded a $91 million increase to claim reserves, reflecting our assumption that
COVID-19
has accelerated mortality experience on the most vulnerable claimants, leaving the remaining claim population less likely to terminate compared to the pre-pandemic
average population. These increases were partially offset by higher claim terminations driven mostly by higher mortality and a $38 million net favorable impact from changes in assumptions and methodologies associated with our annual claim reserve review completed in the fourth quarter of 2020. The favorable impact from our annual claims reserve review primarily related to assumption updates to claim terminations and claim incidence based on our current long-term view of these assumptions.
For the year ended 2020, the favorable development of $398 million related to insured events of prior years was primarily attributable to favorable claim terminations mostly attributable to higher mortality, favorable development on prior year IBNR claims and favorable experience on pending claims that did not become an active claim. These decreases were partially offset by unfavorable impacts from changes in assumptions and methodologies associated with our annual claim reserve review completed in the fourth quarter of 2020 and from higher reserves associated with changes to incidence and mortality experience driven by
COVID-19.
In 2019, the liability for policy and contract claims increased $723 million in our long-term care insurance business. The increase was primarily attributable to new claims as a result of the aging of the in-force
block, including higher frequency and severity of new claims, partially offset by favorable development on prior year IBNR claims in 2019. We completed our annual review of assumptions and methodologies in the third quarter of 2019 and did not make any significant changes, other than routine updates.
For the year ended 2019, the favorable development of $219 million related to insured events of prior years was primarily attributable to favorable development on prior year IBNR claims and favorable experience on pending claims that did not become an active claim.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

Enact segment
The following table sets forth information about incurred claims, net of reinsurance, as well as cumulative number of reported delinquencies and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts for our Enact segment as of December 31, 2021. The information about the incurred claims development for the years ended December 31, 2012 to 2020 and the historical reported delinquencies as of December 31, 2020 and prior are presented as supplementary information.

	Incurred claims and allocated claim adjustment expenses, net of reinsurance										Total of IBNR liabilities including expected development on reported claims as of December 31, 2021	Number of reported delinquencies (2)
(Dollar amounts in millions)	For the years ended December 31,
Accident year (1)	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$718	$675	$671	$673	$671	$668	$667	$666	$666	$667	$—	31,126
2013	—	475	407	392	387	384	382	381	381	381	—	22,502
2014	—	—	328	288	269	261	259	258	259	259	—	17,809
2015	—	—	—	235	208	187	181	180	180	179	—	15,400
2016	—	—	—	—	198	160	138	136	137	136	—	13,970
2017	—	—	—	—	—	171	121	102	105	104	—	15,097
2018	—	—	—	—	—	—	117	84	84	78	1	11,269
2019	—	—	—	—	—	—	—	106	111	98	1	11,883
2020	—	—	—	—	—	—	—	—	365	362	1	38,863
2021	—	—	—	—	—	—	—	—	—	141	15	12,585

Total incurred										$2,405

(1)	Represents the year in which first monthly mortgage payments have been missed by the borrower.
(2)	Represents reported and outstanding delinquencies less actual cures as of December 31 for each respective accident year.

2
35

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

The following table sets forth paid claims development, net of reinsurance, for our Enact segment for the year ended December 31, 2021. The information about paid claims development for the years ended December 31, 2012 to 2020 is presented as supplementary information.

(Amounts in millions)	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
Accident year (1)	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$92	$391	$532	$602	$634	$650	$658	$662	$663	$663
2013	—	44	202	297	340	362	372	375	376	377
2014	—	—	22	127	195	233	247	253	254	255
2015	—	—	—	12	85	145	167	173	175	176
2016	—	—	—	—	10	64	110	124	127	128
2017	—	—	—	—	—	6	46	77	87	90
2018	—	—	—	—	—	—	3	32	48	55
2019	—	—	—	—	—	—	—	2	18	31
2020	—	—	—	—	—	—	—	—	1	8
2021	—	—	—	—	—	—	—	—	—	—

Total paid										$1,783

Total incurred										$2,405
Total paid										1,783
All outstanding liabilities before 2012										19

Liability for policy and contract claims										$641

(1)	Represents the year in which first monthly mortgage payments have been missed by the borrower.
The following table sets forth our average payout of incurred claims by age for our Enact segment as of December 31, 2021:

	Average annual percentage payout of incurred claims by age
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Percentage of payout	6.0%	33.3%	25.7%	11.0%	4.0%	1.8%	0.8%	0.3%	0.2%	0.1%
(11) Employee Benefit Plans
(a) Pension and Retiree Health and Life Insurance Benefit Plans
Essentially all of our employees are enrolled in a qualified defined contribution pension plan. The plan is 100% funded by Genworth. We make annual contributions to each employee’s pension plan account based on the employee’s age, service and eligible pay. Employees are vested in the plan after three years of service. As of December 31, 2021 and 2020, we recorded a liability related to these benefits of $11 million.
In addition, certain employees also participate in
non-qualified
defined contribution plans and in qualified and
non-qualified
defined benefit pension plans. The plan assets and pension liabilities, including the projected and accumulated benefit obligations of these plans, were not material to our consolidated financial statements

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

individually or in the aggregate. As of December 31, 2021 and 2020, we recorded a liability related to these plans of $65 million and $69 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2021 and 2020, we recognized an increase of $6 million and a decrease of $8 million, respectively, in OCI.
The First Colony Life Insurance Company Pension Plan is one of our defined benefit pension plans available to certain of our employees. The First Colony Life Insurance Pension Plan Committee, as the delegate of Genworth Financial’s Board of Directors, adopted resolutions to terminate the First Colony Life Insurance Company Pension Plan in a standard termination effective December 31, 2021. As of the termination date and to the extent allowed under applicable law, all accrued participant benefits vested and were included in our pension liabilities as of December 31, 2021. In 2022, we intend to undertake all actions necessary to effectuate the termination, including obtaining all required regulatory approvals, among other actions.
We provide retiree health benefits to domestic employees hired prior to January 1, 2005 who meet certain service requirements. Under this plan, retirees over 65 years of age receive a subsidy towards the purchase of a Medigap policy, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. In December 2009, we announced that eligibility for retiree medical benefits would be limited to associates who were within 10 years of retirement eligibility as of January 1, 2010. This resulted in a negative plan amendment which will be amortized over the average future service of the participants. We also provide retiree life and long-term care insurance benefits. The plans are funded as claims are incurred. As of December 31, 2021 and 2020, the accumulated postretirement benefit obligation associated with these benefits was $71 million and $77 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2021 and 2020, we recognized an increase of $11 million and a decrease of $6 million, respectively, in OCI.
Our cost associated with our pension, retiree health and life insurance benefit plans was $18 million, $18 million and $19 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(b) Savings Plans
Our domestic employees participate in qualified and
non-qualified
defined contribution savings plans that allow employees to contribute a portion of their pay to the plan on a pre-tax
basis. We make matching contributions equal to 100% of the first 4% of pay deferred by an employee and 50% of the next 2% of pay deferred by an employee so that our matching contribution does not exceed 5% of an employee’s pay. Employees do not vest immediately in Genworth matching contributions but fully vest in the matching contributions after two complete years of service. One option available to employees in the defined contribution savings plan is the ClearCourse
®
variable annuity option offered by certain of our life insurance subsidiaries. The amount of deposits recorded by our life insurance subsidiaries in 2021 and 2020 in relation to this plan option was less than $1 million for each year.
Prior to January 2021, employees also had the option of purchasing a fund which invests primarily in Genworth Fianancial stock as part of the defined contribution savings plan. We had contracted with Newport Trust Company (“Newport”) to act as an independent fiduciary and investment manager with respect to Genworth Financial stock in the defined contribution savings plan. On January 8, 2021, Newport froze the fund and accordingly, future investments or transfers into the fund were suspended indefinitely.
Our cost associated with these plans was $13 million for each of the years ended December 31, 2021, 2020 and 2019.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

(c) Health and Welfare Benefits for Active Employees
We provide health and welfare benefits to our employees, including health, life, disability, dental and long-term care insurance, among others. Our long-term care insurance is provided through our group long-term care insurance products. The premiums recorded by this business related to these benefits were insignificant during 2021, 2020 and 2019.
(12) Borrowings and Other Financings
(a) Long-Term Borrowings
The following table sets forth
total long-term borrowings as of December 31:

(Amounts in millions)	2021	2020
Genworth Holdings
7.20% Senior Notes, due 2021	$—	$338
7.625% Senior Notes, due 2021	—	660
4.90% Senior Notes, due 2023	—	400
4.80% Senior Notes, due 2024	282	400
6.50% Senior Notes, due 2034	298	297
Floating Rate Junior Subordinated Notes, due 2066	598	598

Subtotal	1,178	2,693
Bond consent fees	(12)	(19)
Deferred borrowing charges	(7)	(9)

Total Genworth Holdings	1,159	2,665

Enact Holdings
6.50% Senior Notes, due 2025	750	750
Deferred borrowing charges	(10)	(12)

Total Enact Holdings	740	738

Total	$1,899	$3,403

Genworth Holdings
Long-Term Senior Notes
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

In the fourth quarter of 2021, Genworth Holdings repurchased $91 million of its 4.90% senior notes due in 2023 for a pre-tax
loss of $9 million and paid accrued interest thereon. On December 15, 2021, Genworth Holdings early redeemed the remainder of its 4.90% senior notes originally scheduled to mature in August 2023. The senior notes were fully redeemed with a cash payment of $334 million, comprised of the outstanding principal balance of $309 million, accrued interest of $5 million and a make-whole premium of $20 million.
As of December 31, 2021, Genworth Holdings had outstanding two series of fixed rate senior notes with interest rates of 4.80% and 6.50% and maturity dates of 2024 and 2034, respectively. The senior notes are Genworth Holdings’ direct, unsecured obligations and rank equally in right of payment with all of its existing and future unsecured and unsubordinated obligations. Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes indenture in respect of such senior notes. Genworth Holdings has the option to redeem all or a portion of each series of senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.
In the fourth quarter of 2021, Genworth Holdings repurchased $118 million principal amount of its 4.80% senior notes due in 2024 for a pre-tax
loss of $6 million and paid accrued interest thereon. During the first quarter of 2022 and as of February 18, 2022, Genworth Holdings repurchased $33 million of its 4.80% senior notes due in 2024.
Long-Term Junior Subordinated Notes
As of December 31, 2021, Genworth Holdings had outstanding floating rate junior notes having an aggregate principal amount of $600 million and a discount of $2 million, with an annual interest rate equal to three-month LIBOR plus 2.0025% payable quarterly, until the notes mature in November 2066 (“2066 Notes”). The United Kingdom Financial Conduct Authority announced its intention to eliminate the use of three-month LIBOR effective June 30, 2023. The Alternate Reference Rate Committee, convened by the Board of Governors of the Federal Reserve System and the New York Federal Reserve Bank, is expected to authorize the use of an alternative rate to replace the current contractual three-month LIBOR rate used for the 2066 Notes. As such, we currently have no intention of refinancing the 2066 Notes. Until the elimination of the published rate and transition to an alternate reference rate become effective, we will continue to calculate and record interest payable and expense using three-month LIBOR plus 2.0025%. Subject to certain conditions, Genworth Holdings has the right, on one or more occasions, to defer the payment of interest on the 2066 Notes during any period of up to 10 years without giving rise to an event of default and without permitting acceleration under the terms of the 2066 Notes. Genworth Holdings will not be required to settle deferred interest payments until it has deferred interest for five years or made a payment of current interest. In the event of our bankruptcy, holders will have a limited claim for deferred interest.
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
Years Ended December 31, 2021, 2020 and 2019

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
In connection with the issuance of the 2066 Notes, we entered into a Replacement Capital Covenant, whereby we agreed, for the benefit of holders of Genworth Holdings’ 6.50% Senior Notes due 2034, that Genworth Holdings will not repay, redeem or repurchase all or any part of the 2066 Notes on or before November 15, 2046, unless such repayment, redemption or repurchase is made from the proceeds of the issuance of certain replacement capital securities and pursuant to the other terms and conditions set forth in the Replacement Capital Covenant.
Enact Holdings
On August 21, 2020, Enact Holdings, our indirect subsidiary, issued $750 million of its 6.50% senior notes due in 2025 (“2025 Senior Notes”). Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year. The notes mature on August 15, 2025. Enact Holdings may redeem the notes, in whole or in part, at any time prior to February 15, 2025 at its option, by paying a make-whole premium, plus accrued and unpaid interest, if any. At any time on or after February 15, 2025, Enact Holdings may redeem the notes, in whole or in part, at its option, at 100% of the principal amount, plus accrued and unpaid interest. The notes contain customary events of default, which subject to certain notice and cure conditions, can result in the acceleration of the principal and accrued interest on the outstanding notes if Enact Holdings breaches the terms of the indenture.
(b)
Non-Recourse
Funding Obligations
In January 2020, upon receipt of approval from the Director of Insurance of the State of South Carolina, Rivermont Life Insurance Company I (“Rivermont I”), our former wholly-owned special purpose consolidated captive insurance subsidiary, redeemed all of its $315 million of outstanding non-recourse
funding obligations due in 2050. The early redemption resulted in a pre-tax
loss of $4 million from the
write-off
of deferred borrowing costs.
(c) Liquidity
Principal amounts under our long-term borrowings (including senior notes) by maturity were as follows as of December 31, 2021:

(Amounts in millions)
2022	$—
2023	—
2024	282
2025	750
2026 and thereafter	900

Total	$1,932

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

(d) Securities lending activity
In 2021, we suspended our securities lending program. Under our previous securities lending program, the borrower was required to provide collateral, which could consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the value of the loaned securities. We only accepted cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions was reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received was reinvested by our custodian based upon the investment guidelines provided within our agreement. The reinvested cash collateral was primarily invested in a money market fund approved by the NAIC, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities, corporate debt securities and equity securities. As of December 31, 2020, the fair value of securities loaned under our securities lending program was $66 million. As of December 31, 2020, the fair value of collateral held under our securities lending program was $67 million and the offsetting obligation to return collateral of $67 million was included in other liabilities in the consolidated balance sheets. We did not have any non-cash
collateral provided by the borrowers in our securities lending program as of December 31, 2020.
Risks associated with securities lending programs
Our former securities lending program exposed us to liquidity risk if we did not have enough cash or collateral readily available to return to the counterparty when required to do so under the agreement. We managed this risk by regularly monitoring our available sources of cash and collateral to ensure we could meet short-term liquidity demands under normal and stressed scenarios.
We were also exposed to credit risk in the event of default of our counterparties or changes in collateral values. This risk was significantly reduced because our program required over collateralization and collateral exposures were trued up on a daily basis. We managed this risk by using multiple counterparties and ensuring that changes in required collateral were monitored and adjusted daily. We also monitored the creditworthiness, including credit ratings, of our counterparties on a regular basis.
Contractual maturity
The following table presents the remaining contractual maturity of the agreement as of December 31, 2020:

(Amounts in millions)	Overnight and continuous	Up to 30 days	31 - 90 days	Greater than 90 days	Total
Securities lending:
Fixed maturity securities:
Non-U.S. government	$1	$—	$—	$—	$1
U.S. corporate	40	—	—	—	40
Non-U.S. corporate	19	—	—	—	19

Subtotal, fixed maturity securities	60	—	—	—	60

Equity securities	7				7

Total securities lending	$67	$—	$—	$—	$67

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

(13) Income Taxes
Income from continuing operations before income taxes included the following components for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Domestic	$1,184	$931	$523
Foreign	(3)	(3)	(2)

Income from continuing operations before income taxes	$1,181	$928	$521

The total provision for income taxes was as follows for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Current federal income taxes	$(32)	$—	$6
Deferred federal income taxes	288	226	114

Total federal income taxes	256	226	120

Current state income taxes	5	3	2
Deferred state income taxes	2	2	5

Total state income taxes	7	5	7

Current foreign income taxes	—	—	12
Deferred foreign income taxes	—	(1)	—

Total foreign income taxes	—	(1)	12

Total provision for income taxes	$263	$230	$139

Our current income tax payable was $2 million and $32 million as of December 31, 2021 and 2020, respectively.
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the years ended December 31:

	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Increase (reduction) in rate resulting from:
Swaps terminated prior to the TCJA	2.5	3.0	4.5
Reduction in uncertain tax positions	(1.8)	—	—
State income tax, net of federal income tax effect	0.5	0.4	1.1
Other, net	0.1	0.4	0.1

Effective rate	22.3%	24.8%	26.7%

The effective tax rate for the year ended December 31, 2021 decreased compared to the year ended December 31, 2020 primarily attributable to changes in uncertain tax positions due to the expiration of certain statutes of limitations in 2021.
The effective tax rate for the year ended December 31, 2020 decreased compared to the year ended December 31, 2019 primarily attributable to gains on forward starting swaps settled prior to the enactment of the

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

Tax Cuts and Jobs Act (“TCJA”), which will continue to be tax effected at 35% as they are amortized into net investment income, in relation to higher pre-tax
income in 2020.
The components of our deferred income taxes were as follows as of December 31:

(Amounts in millions)	2021	2020
Assets:
Foreign tax credit carryforwards	$174	$136
Net operating loss carryforwards	202	56
Capital loss carryforwards	142	—
State income taxes	388	386
Insurance reserves	178	620
Accrued commission and general expenses	118	123
Liabilities associated with discontinued operations	122	126
Investments	—	10
Other	18	23

Gross deferred income tax assets	1,342	1,480
Valuation allowance	(382)	(396)

Total deferred income tax assets	960	1,084

Liabilities:
Net unrealized gains on investment securities	506	590
Net unrealized gains on derivatives	73	70
DAC	98	181
PVFP and other intangibles	38	42
Insurance reserves transition adjustment	99	123
Investments	10	—
Other	17	13

Total deferred income tax liabilities	841	1,019

Net deferred income tax asset	$119	$65

The above valuation allowances of $382 million and $396 million as of December 31, 2021 and 2020, respectively, are related to state deferred tax assets and foreign net operating losses. The state deferred tax assets related primarily to the future deductions associated with the Section 338 elections and non-insurance
net operating loss (“NOL”) carryforwards.
U.S federal NOL carryforward amounted to $944 million as of December 31, 2021, and has an indefinite carryforward. The benefits of the NOL carryforwards have been recognized in our consolidated financial statements, except to the extent of the valuation allowances described above relating to state and foreign taxes. The foreign NOL carryforwards, which are included in the net operating loss carryforwards line, are fully offset by a valuation allowance. Foreign tax credit carryforwards amounted to $174 million as of December 31, 2021, and will begin to expire in 2025. Capital loss carryforwards amounted to $675 million as of December 31, 2021, and, if unused, will expire in 2026.
Our ability to realize our net deferred tax asset of $119 million, which includes deferred tax assets related to NOL, foreign tax credit and capital loss carryforwards, is primarily dependent upon generating sufficient taxable

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

income and capital gains in future years. Management has concluded that there is sufficient positive evidence to support the expected realization of the net operating losses, foreign tax credit carryforwards and capital loss carryforwards. This positive evidence includes the fact that: (i) we are currently in a cumulative three-year income position; (ii) our U.S. operating forecasts are profitable, which include in-force
premium rate increases and associated benefit reductions already obtained in our long-term care insurance business; and (iii) overall domestic losses that we have incurred are allowed to be reclassified as foreign source income which, along with future projections of foreign source income, is sufficient to cover the foreign tax credits being carried forward. After consideration of all available evidence, we have concluded that it is more likely than not that our deferred tax assets, with the exception of certain foreign net operating losses and state deferred tax assets for which a valuation allowance has been established, will be realized. If our actual results do not validate the current projections of pre-tax
income, we may be required to record an additional valuation allowance that could have a material impact on our consolidated financial statements in future periods.
As a consequence of our separation from GE and our joint election with GE to treat that separation as an asset sale under Section 338 of the Internal Revenue Code, we became entitled to additional tax deductions in post IPO periods. We are obligated, pursuant to our Tax Matters Agreement with GE, to make fixed payments to GE on an after-tax
basis and subject to a cumulative maximum of $640 million, which is 80% of the projected tax savings associated with the Section 338 deductions. We recorded net interest expense of $2 million, $3 million, and $4 million for the years ended December 31, 2021, 2020, and 2019, respectively, reflecting accretion of our liability at the Tax Matters Agreement rate of 5.72%. As of December 31, 2021 and 2020, we have recorded the estimated present value of our remaining fixed obligation to GE of $29 million and $41 million, respectively, as other liabilities in our consolidated balance sheets. Both Genworth’s
IPO-related
deferred tax assets and its obligation to GE are estimates that are subject to change. There is also a contingent portion of the obligation that is recorded in other liabilities in the consolidated balance sheets.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(Amounts in millions)	2021	2020	2019
Balance as of January 1	$62	$64	$79
Tax positions related to the current period:
Gross additions	—	—	—
Gross reductions	(3)	(3)	(15)
Tax positions related to the prior years:
Gross additions	—	1	—
Gross reductions	(19)	—	—

Balance as of December 31	$40	$62	$64

The total amount of unrecognized tax benefits was $40 million as of December 31, 2021, which if recognized would affect the effective tax rate on continuing operations by $25 million.
We believe it is reasonably possible that in 2022, due to the potential resolution of certain potential settlements and other administrative and statutory proceedings and limitations, up to approximately $25 million unrecognized tax benefits will be recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. We recorded $2 million of benefit in 2021 and less than $1 million of expense in both 2020 and 2019 related to interest and penalties.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

Our companies have elected to file a single U.S. consolidated income tax return (the
“life/non-life
consolidated return”). All companies domesticated in the United States are included in the life/non-life
consolidated return as allowed by the tax law and regulations. We have a tax sharing agreement in place and all intercompany balances related to this agreement are settled at least annually. With possible exceptions, we are no longer subject to U.S. federal tax examinations for years through 2017. Potential state and local examinations for those years are generally restricted to results that are based on closed U.S. federal examinations.
(14) Supplemental Cash Flow Information
Net cash (paid) received for taxes was $(7) million, $3 million and $1 million and cash paid for interest was $198 million, $188 million and $287 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(15) Stock-Based Compensation
Prior to May 2012, we granted share-based awards to employees and directors, including stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and deferred stock units (“DSUs”) under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (the “2004 Omnibus Incentive Plan”). In May 2012, the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (the “2012 Omnibus Incentive Plan”) was approved by stockholders. Under the 2012 Omnibus Incentive Plan, we were authorized to grant 16 million equity awards, plus a number of additional shares not to exceed 25 million underlying awards outstanding under the 2004 Omnibus Incentive Plan. In December 2018, the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”) was approved by stockholders. Under the 2018 Omnibus Incentive Plan, we are authorized to grant 25 million equity awards, plus a number of additional shares not to exceed 20 million underlying awards outstanding under the prior Plans. In May 2021, the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (the “2021 Omnibus Incentive Plan”) was approved by stockholders. Under the 2021 Omnibus Incentive Plan, we are authorized to grant 25 million equity awards, plus a number of additional shares not to exceed 20 million underlying awards outstanding under the prior Plans. The 2004 Omnibus Incentive Plan together with the 2012, 2018 and 2021 Omnibus Incentive Plans are referred to collectively as the “Omnibus Incentive Plans.”
We recorded stock-based compensation expense under the Omnibus Incentive Plans of $38 million, $39 million and $26 million, respectively, for the years ended December 31, 2021, 2020 and 2019. For awards issued prior to January 1, 2006, stock-based compensation expense was recognized on a graded vesting attribution method over the awards’ respective vesting schedule. For awards issued after January 1, 2006, stock-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.
For purposes of determining the fair value of stock-based payment awards on the date of grant, we have historically used the Black-Scholes Model. However, no SARs or stock options were granted during 2021, 2020 and 2019 and therefore, the Black-Scholes Model was not used in those respective years. The Black-Scholes Model requires the input of certain assumptions that involve judgment. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies.
During 2021, 2020 and 2019, we issued RSUs with average restriction periods of three years, with a fair value of $3.31, $3.53 and $3.36, respectively, which were measured at the market price of a share of our Class A Common Stock on the grant date.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

During 2021, 2020 and 2019, we granted performance stock units (“PSUs”) with a weighted-average fair value of $3.45, $3.03 and $4.61, respectively. The PSUs were granted at market price as of the approval date by our Board of Directors. PSUs may be earned over a three-year period based upon the achievement of certain performance goals.
The PSUs granted in 2021 have a three-year measurement period starting on January 1, 2021 going through December 31, 2023. The performance metric is based on Genworth’s consolidated adjusted operating income and its total shareholder return relative to certain of its peer companies as of the grant date. See note 18 for our definition of adjusted operating income. The grant-date fair value for the adjusted operating income performance measure was $3.31. The grant-date fair value for the total relative shareholder return performance metric was $4.18, which was calculated using the Monte Carlo simulation with the following valuation assumptions:

Valuation assumptions:
Valuation-date stock price	$3.31
Volatility	65.0%
Dividend yield	—%
Risk-free rate	0.3%
Valuation maximum	800% of grant-date stock price
The PSUs granted in 2020 have a three-year measurement period starting on January 1, 2020 going through December 31, 2022. The performance metrics are based on adjusted operating income of our Enact segment and gross incremental annual premiums in our long-term care insurance business, defined as approved weighted-average premium rate increases multiplied by the annualized in-force
premiums.
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
For the years ended December 31, 2021, 2020 and 2019, we recorded $16 million, $18 million and $5 million, respectively, of expense associated with our PSUs.
In 2021, 2020 and 2019, we granted cash awards with a fair value of $1.00. We have time-based cash awards, which vest over three years, with a third of the payout occurring per year as determined by the vesting period, beginning on the first anniversary of the grant date. We also previously granted performance-based cash awards which vested and were paid out in 2021.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

The following table summarizes cash award activity as of December 31, 2021 and 2020:

(Number of awards, in millions)	Time-based cash awards	Performance-based cash awards
Balance as of January 1, 2020	26	13
Granted	17	—
Performance adjustment	—	1
Vested	(11)	(5)
Forfeited	(2)	(2)

Balance as of January 1, 2021	30	7
Granted	15	—
Performance adjustment	—	6
Vested	(15)	(13)
Forfeited	(3)	—

Balance as of December 31, 2021	27	—

The following table summarizes stock option activity as of December 31, 2021 and 2020:

(Shares in thousands)	Shares subject to option	Weighted-average exercise price
Balance as of January 1, 2020	801	$14.17
Granted	—	$—
Exercised	—	$—
Expired and forfeited	(800)	$14.17

Balance as of January 1, 2021	1	$12.75
Granted	—	$—
Exercised	—	$—
Expired and forfeited	(1)	$12.75

Balance as of December 31, 2021	—	$—

Exercisable as of December 31, 2021	—	$—

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

The following tables summarize the status of our other equity-based awards as of December 31, 2021 and 2020:

	RSUs		PSUs		DSUs		SARs
(Awards in thousands)	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average grant date fair value
Balance as of January 1, 2020	2,675	$3.51	5,142	$4.28	1,515	$4.37	8,151	$3.41
Granted	1,683	$3.53	2,789	$3.03	237	$2.00	—	$—
Performance adjustment (1)	—	$—	443	$4.01	—	$—	—	$—
Exercised	(1,336)	$3.62	(1,994)	$4.01	(215)	$4.76	—	$—
Terminated	(488)	$3.47	(646)	$3.86	—	$—	(1,121)	$3.99

Balance as of January 1, 2021	2,534	$3.48	5,734	$3.79	1,537	$3.95	7,030	$3.32
Granted	1,391	$3.31	2,510	$3.45	315	$2.52	—	$—
Performance adjustment (1)	—	$—	626	$3.58	—	$—	—	$—
Exercised	(1,474)	$3.47	(1,365)	$3.58	(15)	$7.46	—	$—
Terminated	(134)	$3.53	—	$—	—	$—	(835)	$3.04

Balance as of December 31, 2021	2,317	$3.38	7,505	$3.70	1,837	$3.42	6,195	$3.36

(1)	The performance adjustment relates to additional awards expected to be earned through the achievement of certain performance metrics.
As of December 31, 2021 and 2020, total unrecognized stock-based compensation expense related to non-vested
awards not yet recognized was $17 million and $15 million, respectively. This expense is expected to be recognized over a weighted-average period of approximately two years.
The actual tax benefit realized for the tax deductions from the exercise of share-based awards was $4 million for both the years ended December 31, 2021 and 2020.
In connection with the minority IPO of Enact Holdings in September 2021, our indirect subsidiary, Enact Holdings granted equity-based awards to its employees, including RSUs and DSUs. Additionally, in 2021, the Enact Holdings, Inc. 2021 Omnibus Incentive Plan was adopted and approved by Enact Holdings’ shareholders. Under the Enact Holdings, Inc. 2021 Omnibus Incentive Plan, Enact Holdings is authorized to issue up to four million equity awards.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

The following table summarizes the status of Enact Holdings’ equity-based awards as of December 31, 2021:

	RSUs		DSUs
(Awards in thousands)	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average fair value
Balance as of January 1, 2021	—	$—	—	$—
Granted	628	$19.02	17	$20.87
Dividend equivalents	36	$21.25	—	$—
Vested	—	$—	—	$—
Terminated	(10)	$19.00	—	$—

Balance as of December 31, 2021	654	$19.02	17	$20.87

As of December 31, 2021, none of the RSUs were vested. For the year ended December 31, 2021, we recorded $2 million of stock-based compensation expense and estimate total unrecognized expense of $11 million related to these awards. This expense is expected to be recognized over a weighted-average period of approximately three years.
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
Years Ended December 31, 2021, 2020 and 2019

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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of December 31, 2021.
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
Years Ended December 31, 2021, 2020 and 2019

Level 1 measurements
Equity securities.
The primary inputs to the valuation of exchange-traded equity securities include quoted prices for the identical instrument.
Separate account assets.
The fair value of separate account assets is based on the quoted prices of the underlying fund investments and, therefore, represents Level 1 pricing.
Level 2 measurements
Fixed maturity securities

•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, 89% of our portfolio was priced using third-party pricing services as of December 31, 2021. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of December 31, 2021:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$4,552	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$3,368	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$833	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$30,774	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$8,322	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$1,413	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$2,568	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swap curves, TRACE reports

Other asset-backed	$2,022	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

•
Internal models:
A portion of our U.S. corporate and
non-U.S.
corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,769 million and $1,051 million, respectively, as of December 31, 2021. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

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

Level 3 measurements
Fixed maturity securities

•
Broker quotes:
A portion of our state and political subdivisions,
non-U.S.
government, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $312 million as of December 31, 2021.

•
Internal models:
A portion of our state and political subdivisions, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,496 million as of December 31, 2021.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

Equity securities.
The primary inputs to the valuation include broker quotes where the underlying inputs are unobservable and for internal models, structure of the security and issuer rating.
Net asset value
Limited partnerships
Limited partnerships are valued based on comparable market transactions, discounted future cash flows, quoted market prices and/or estimates using the most recent data available for the underlying instrument. We utilize the NAV from the underlying fund statements as a practical expedient for fair value.
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
Interest rate swaps.
The valuation of interest rate swaps is determined using an income approach. The primary input into the valuation represents the forward interest rate swap curve, which is generally considered an observable input, and results in the derivative being classified as Level
2
. For certain interest rate swaps, the inputs into the valuation also include the total returns of certain bonds that would primarily be considered an observable input and result in the derivative being classified as Level
2
.
Foreign currency swaps.
The valuation of foreign currency swaps is determined using an income approach. The primary inputs into the valuation represent the forward interest rate swap curve and foreign currency exchange rates, both of which are considered observable inputs, and results in the derivative being classified as Level 2.
Equity index options.
We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of December 31, 2021, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
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
Years Ended December 31, 2021, 2020 and 2019
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
Non-performance
risk is integrated into the discount rate used to value GMWB liabilities. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance
risk of the GMWB liabilities. As of December 31, 2021 and 2020, the impact of non-performance
risk resulted in a lower fair value of our GMWB liabilities of $49 million and $66 million, respectively.
We classify the GMWB valuation as Level 3 based on having significant unobservable inputs, with equity index volatility and non-performance
risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the GMWB liabilities will increase. Any increase in non-performance
risk would increase the discount rate and would decrease the fair value of the GMWB liability. Additionally, we consider lapse and utilization assumptions to be significant unobservable inputs. An increase in our lapse assumption would decrease the fair value of the GMWB liability, whereas an increase in our utilization rate would increase the fair value. As of December 31, 2021, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
Fixed index annuity embedded derivatives
We have fixed indexed annuity products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance
risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of December 31, 2021, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

Indexed universal life embedded derivatives
We have indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance
risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of December 31, 2021, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2021
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,552	$—	$4,552	$—	$—
State and political subdivisions	3,450	—	3,368	82	—
Non-U.S. government	835	—	833	2	—
U.S. corporate:
Utilities	5,104	—	4,154	950	—
Energy	2,934	—	2,858	76	—
Finance and insurance	8,991	—	8,306	685	—
Consumer—non-cyclical	6,159	—	6,055	104	—
Technology and communications	3,808	—	3,779	29	—
Industrial	1,494	—	1,457	37	—
Capital goods	2,745	—	2,700	45	—
Consumer—cyclical	1,899	—	1,762	137	—
Transportation	1,371	—	1,307	64	—
Other	419	—	165	254	—

Total U.S. corporate	34,924	—	32,543	2,381	—

Non-U.S. corporate:
Utilities	928	—	583	345	—
Energy	1,383	—	1,238	145	—
Finance and insurance	2,432	—	2,272	160	—
Consumer—non-cyclical	743	—	680	63	—
Technology and communications	1,250	—	1,222	28	—
Industrial	1,047	—	954	93	—
Capital goods	705	—	532	173	—
Consumer—cyclical	341	—	265	76	—
Transportation	489	—	436	53	—
Other	1,217	—	1,191	26	—

Total non-U.S. corporate	10,535	—	9,373	1,162	—

Residential mortgage-backed	1,440	—	1,413	27	—
Commercial mortgage-backed	2,584	—	2,568	16	—
Other asset-backed	2,160	—	2,022	138	—

Total fixed maturity securities	60,480	—	56,672	3,808	—

Equity securities	198	101	60	37	—
Limited partnerships	1,462	—	—	—	1,462
Other invested assets:
Derivative assets:
Interest rate swaps	364	—	364	—	—
Foreign currency swaps	6	—	6	—	—
Equity index options	42	—	—	42	—
Other foreign currency contracts	2	—	2	—	—

Total derivative assets	414	—	372	42	—

Short-term investments	26	—	26	—	—

Total other invested assets	440	—	398	42	—

Reinsurance recoverable (2)	19	—	—	19	—
Separate account assets	6,066	6,066	—	—	—

Total assets	$68,665	$6,167	$57,130	$3,906	$1,462

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

	2020
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,805	$—	$4,805	$—	$—
State and political subdivisions	3,165	—	3,099	66	—
Non-U.S. government	854	—	854	—	—
U.S. corporate:
Utilities	5,194	—	4,352	842	—
Energy	2,883	—	2,755	128	—
Finance and insurance	9,102	—	8,495	607	—
Consumer—non-cyclical	6,437	—	6,328	109	—
Technology and communications	3,761	—	3,714	47	—
Industrial	1,602	—	1,562	40	—
Capital goods	2,991	—	2,931	60	—
Consumer—cyclical	1,947	—	1,797	150	—
Transportation	1,500	—	1,430	70	—
Other	440	—	221	219	—

Total U.S. corporate	35,857	—	33,585	2,272	—

Non-U.S. corporate:
Utilities	922	—	570	352	—
Energy	1,380	—	1,135	245	—
Finance and insurance	2,476	—	2,171	305	—
Consumer—non-cyclical	773	—	706	67	—
Technology and communications	1,291	—	1,263	28	—
Industrial	1,128	—	1,033	95	—
Capital goods	576	—	398	178	—
Consumer—cyclical	371	—	225	146	—
Transportation	570	—	461	109	—
Other	1,324	—	1,241	83	—

Total non-U.S. corporate	10,811	—	9,203	1,608	—

Residential mortgage-backed	1,909	—	1,895	14	—
Commercial mortgage-backed	2,974	—	2,954	20	—
Other asset-backed	3,120	—	3,011	109	—

Total fixed maturity securities	63,495	—	59,406	4,089	—

Equity securities	386	276	59	51	—
Limited partnerships	835	—	—	—	835
Other invested assets:
Derivative assets:
Interest rate swaps	468	—	468	—	—
Foreign currency swaps	1	—	1	—	—
Equity index options	63	—	—	63	—
Other foreign currency contracts	42	—	42	—	—

Total derivative assets	574	—	511	63	—

Securities lending collateral	67	—	67	—	—
Short-term investments	45	25	20	—	—

Total other invested assets	686	25	598	63	—

Reinsurance recoverable (2)	26	—	—	26	—
Separate account assets	6,081	6,081	—	—	—

Total assets	$71,509	$6,382	$60,063	$4,229	$835

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2021	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of December 31, 2021	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI								Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$66	$3	$13	$—	$—	$—	$—	$—	$—	$82	$3	$13
Non-U.S. government	—	—	—	2	—	—	—	—	—	2	—	—
U.S. corporate:
Utilities	842	—	3	118	—	—	(18)	18	(13)	950	—	4
Energy	128	—	4	50	—	—	(10)	8	(104)	76	—	1
Finance and insurance	607	—	(18)	233	—	—	(46)	17	(108)	685	—	(16)
Consumer—non-cyclical	109	—	(2)	—	—	—	(3)	3	(3)	104	—	(2)
Technology and communications	47	—	(1)	12	—	—	—	4	(33)	29	—	(1)
Industrial	40	—	—	17	—	—	(20)	—	—	37	—	(1)
Capital goods	60	—	(1)	—	—	—	(14)	—	—	45	—	(2)
Consumer—cyclical	150	—	—	—	—	—	(5)	—	(8)	137	—	—
Transportation	70	—	(1)	—	—	—	(5)	—	—	64	—	(1)
Other	219	—	(1)	—	—	—	(32)	88	(20)	254	—	1

Total U.S. corporate	2,272	—	(17)	430	—	—	(153)	138	(289)	2,381	—	(17)

Non-U.S. corporate:
Utilities	352	—	(5)	30	—	—	(8)	—	(24)	345	—	(6)
Energy	245	—	7	—	—	—	(28)	—	(79)	145	—	3
Finance and insurance	305	3	(1)	1	(2)	—	(62)	—	(84)	160	5	(14)
Consumer—non-cyclical	67	1	(2)	8	—	—	(14)	3	—	63	—	(2)
Technology and communications	28	—	—	—	—	—	—	—	—	28	—	(1)
Industrial	95	2	(4)	14	—	—	(14)	—	—	93	—	(2)
Capital goods	178	—	1	25	—	—	—	—	(31)	173	—	—
Consumer—cyclical	146	—	—	17	—	—	—	—	(87)	76	—	—
Transportation	109	3	(3)	—	—	—	(49)	—	(7)	53	—	—
Other	83	6	(3)	—	—	—	(45)	—	(15)	26	—	(1)

Total non-U.S. corporate	1,608	15	(10)	95	(2)	—	(220)	3	(327)	1,162	5	(23)

Residential mortgage-backed	14	—	—	5	—	—	(2)	10	—	27	—	—
Commercial mortgage-backed	20	—	(2)	1	—	—	(3)	—	—	16	1	(2)
Other asset-backed	109	—	—	69	—	—	(25)	35	(50)	138	—	—

Total fixed maturity securities	4,089	18	(16)	602	(2)	—	(403)	186	(666)	3,808	9	(29)

Equity securities	51	—	—	—	(9)	—	(5)	—	—	37	—	—

Other invested assets:
Derivative assets:
Equity index options	63	18	—	31	—	—	(70)	—	—	42	10	—

Total derivative assets	63	18	—	31	—	—	(70)	—	—	42	10	—

Total other invested assets	63	18	—	31	—	—	(70)	—	—	42	10	—

Reinsurance recoverable (2)	26	(9)	—	—	—	2	—	—	—	19	(9)	—

Total Level 3 assets	$4,229	$27	$(16)	$633	$(11)	$2	$(478)	$186	$(666)	$3,906	$10	$(29)

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

	Beginning balance as of January 1, 2020	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of December 31, 2020	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI								Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$102	$3	$(11)	$—	$—	$—	$(1)	$—	$(27)	$66	$3	$(11)
Non-U.S. government	—	—	—	—	—	—	(1)	1	—	—	—	—
U.S. corporate:
Utilities	865	9	8	76	(13)	—	(56)	42	(89)	842	—	14
Energy	129	1	1	30	(21)	—	(21)	22	(13)	128	—	(3)
Finance and insurance	572	2	16	167	—	—	(41)	—	(109)	607	—	19
Consumer—non-cyclical	94	—	4	8	—	—	(22)	25	—	109	—	4
Technology and communications	50	—	3	82	—	—	(1)	13	(100)	47	—	5
Industrial	40	—	—	—	—	—	—	—	—	40	—	—
Capital goods	102	—	—	—	—	—	(8)	11	(45)	60	—	1
Consumer—cyclical	173	3	4	15	—	—	(36)	47	(56)	150	—	6
Transportation	78	—	(1)	—	—	—	(4)	27	(30)	70	—	2
Other	136	—	2	25	—	—	(7)	87	(24)	219	—	2

Total U.S. corporate	2,239	15	37	403	(34)	—	(196)	274	(466)	2,272	—	50

Non-U.S. corporate:
Utilities	374	—	10	13	—	—	—	28	(73)	352	—	9
Energy	247	—	(5)	7	—	—	(28)	24	—	245	—	(5)
Finance and insurance	234	4	17	15	—	—	(10)	77	(32)	305	4	17
Consumer—non-cyclical	59	—	3	20	—	—	—	1	(16)	67	—	2
Technology and communications	28	—	—	—	—	—	—	—	—	28	—	1
Industrial	104	—	4	—	—	—	(5)	—	(8)	95	—	3
Capital goods	161	1	1	20	—	—	(39)	34	—	178	—	1
Consumer—cyclical	147	—	3	21	—	—	(26)	32	(31)	146	—	2
Transportation	191	—	1	7	—	—	(10)	22	(102)	109	—	4
Other	140	9	(1)	6	—	—	(72)	1	—	83	—	2

Total non-U.S. corporate	1,685	14	33	109	—	—	(190)	219	(262)	1,608	4	36

Residential mortgage-backed	27	—	(1)	—	—	—	(1)	4	(15)	14	—	—
Commercial mortgage-backed	6	—	1	—	—	—	—	20	(7)	20	—	1
Other asset-backed	93	—	1	124	—	—	(16)	10	(103)	109	—	—

Total fixed maturity securities	4,152	32	60	636	(34)	—	(405)	528	(880)	4,089	7	76

Equity securities	51	—	—	6	(7)	—	—	1	—	51	—	—

Other invested assets:
Derivative assets:
Equity index options	81	4	—	59	—	—	(81)	—	—	63	5	—

Total derivative assets	81	4	—	59	—	—	(81)	—	—	63	5	—

Total other invested assets	81	4	—	59	—	—	(81)	—	—	63	5	—

Reinsurance recoverable (2)	20	4	—	—	—	2	—	—	—	26	4	—

Total Level 3 assets	$4,304	$40	$60	$701	$(41)	$2	$(486)	$529	$(880)	$4,229	$16	$76

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

	Beginning balance as of January 1, 2019	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of December 31, 2019	Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$51	$3	$20	$—	$—	$—	$—	$28	$—	$102	$3
U.S. corporate:
Utilities	643	1	72	156	(14)	—	(49)	72	(16)	865	—
Energy	121	—	9	17	(5)	—	(13)	—	—	129	—
Finance and insurance	534	—	51	50	—	—	(39)	35	(59)	572	—
Consumer—non-cyclical	73	—	5	23	(5)	—	(11)	9	—	94	—
Technology and communications	50	—	7	—	—	—	(1)	5	(11)	50	—
Industrial	39	—	1	—	—	—	—	—	—	40	—
Capital goods	92	—	10	—	—	—	—	—	—	102	—
Consumer—cyclical	211	—	11	—	(13)	—	(18)	—	(18)	173	(1)
Transportation	57	—	3	39	—	—	(10)	—	(11)	78	—
Other	178	—	6	23	—	—	(20)	8	(59)	136	—

Total U.S. corporate	1,998	1	175	308	(37)	—	(161)	129	(174)	2,239	(1)

Non-U.S. corporate:
Utilities	404	—	30	30	(7)	—	(67)	—	(16)	374	—
Energy	217	(1)	19	46	(18)	—	(16)	—	—	247	—
Finance and insurance	171	4	23	7	—	—	(16)	54	(9)	234	4
Consumer—non-cyclical	106	2	5	1	—	—	(55)	—	—	59	—
Technology and communications	26	—	2	—	—	—	—	—	—	28	—
Industrial	61	—	5	38	—	—	—	—	—	104	—
Capital goods	173	—	12	10	—	—	(16)	3	(21)	161	—
Consumer—cyclical	122	—	12	16	—	—	(3)	—	—	147	—
Transportation	171	—	10	27	—	—	—	—	(17)	191	—
Other	81	—	12	43	—	—	(2)	6	—	140	—

Total non-U.S. corporate	1,532	5	130	218	(25)	—	(175)	63	(63)	1,685	4

Residential mortgage-backed	35	—	1	—	(2)	—	(1)	—	(6)	27	—
Commercial mortgage-backed	95	—	17	3	—	—	—	1	(110)	6	—
Other asset-backed	81	—	3	122	—	—	(18)	28	(123)	93	—

Total fixed maturity securities	3,792	9	346	651	(64)	—	(355)	249	(476)	4,152	6

Equity securities	58	—	—	2	(9)	—	—	—	—	51	—

Other invested assets:
Derivative assets:
Equity index options	39	43	—	63	—	—	(64)	—	—	81	18

Total derivative assets	39	43	—	63	—	—	(64)	—	—	81	18

Total other invested assets	39	43	—	63	—	—	(64)	—	—	81	18

Reinsurance recoverable (2)	20	(1)	—	—	—	1	—	—	—	20	(1)

Total Level 3 assets	$3,909	$51	$346	$716	$(73)	$1	$(419)	$249	$(476)	$4,304	$23

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
Years Ended December 31, 2021, 2020 and 2019

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Total realized and unrealized gains (losses) included in net income:
Net investment income	$19	$32	$10
Net investment gains (losses)	8	8	41

Total	$27	$40	$51

Total gains (losses) included in net income attributable to assets still held:
Net investment income	$9	$7	$6
Net investment gains (losses)	1	9	17

Total	$10	$16	$23

The amount presented for realized and unrealized gains (losses) included in net income for fixed maturity securities primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2021:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted- average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$916	Credit spreads	59bps - 202bps	138bps
Energy	Internal models	61	Credit spreads	95bps - 217bps	149bps
Finance and insurance	Internal models	679	Credit spreads	50bps - 184bps	131bps
Consumer—non-cyclical	Internal models	104	Credit spreads	55bps - 217bps	121bps
Technology and communications	Internal models	29	Credit spreads	80bps - 158bps	131bps
Industrial	Internal models	37	Credit spreads	91bps - 171bps	123bps
Capital goods	Internal models	45	Credit spreads	67bps - 175bps	133bps
Consumer—cyclical	Internal models	137	Credit spreads	87bps - 165bps	125bps
Transportation	Internal models	53	Credit spreads	47bps - 139bps	91bps
Other	Internal models	166	Credit spreads	78bps - 163bps	95bps

Total U.S. corporate	Internal models	$2,227	Credit spreads	47bps - 217bps	130bps

Non-U.S. corporate:
Utilities	Internal models	$344	Credit spreads	70bps - 202bps	118bps
Energy	Internal models	135	Credit spreads	76bps - 171bps	120bps
Finance and insurance	Internal models	160	Credit spreads	71bps - 128bps	98bps
Consumer—non-cyclical	Internal models	61	Credit spreads	55bps - 140bps	94bps
Technology and communications	Internal models	28	Credit spreads	95bps - 114bps	108bps
Industrial	Internal models	93	Credit spreads	67bps - 161bps	113bps
Capital goods	Internal models	173	Credit spreads	55bps - 202bps	115bps
Consumer—cyclical	Internal models	61	Credit spreads	91bps - 171bps	121bps
Transportation	Internal models	53	Credit spreads	55bps - 171bps	84bps
Other	Internal models	26	Credit spreads	64bps - 120bps	102bps

Total non-U.S. corporate	Internal models	$1,134	Credit spreads	55bps - 202bps	111bps

Derivative assets:
	Discounted cash		Equity index
Equity index options	flows	$42	volatility	6% - 50%	25%

(1)	Unobservable inputs weighted by the relative fair value of the associated instrument for fixed maturity securities and by notional for derivative assets.
Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2021
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$271	$—	$—	$271
Fixed index annuity embedded derivatives	294	—	—	294
Indexed universal life embedded derivatives	25	—	—	25

Total policyholder account balances	590	—	—	590

Derivative liabilities:
Interest rate swaps	26	—	26	—
Total derivative liabilities	26	—	26	—

Total liabilities	$616	$—	$26	$590

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	2020
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$379	$—	$—	$379
Fixed index annuity embedded derivatives	399	—	—	399
Indexed universal life embedded derivatives	26	—	—	26

Total policyholder account balances	804	—	—	804

Derivative liabilities:
Interest rate swaps	23	—	23	—
Foreign currency swaps	2	—	2	—
Other foreign currency contracts	1	—	1	—

Total derivative liabilities	26	—	26	—

Total liabilities	$830	$—	$26	$804

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2021	Total realized and unrealized (gains) losses								Ending balance as of December 31, 2021	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$379	$(133)	$—	$—	$—	$25	$—	$—	$—	$271	$(127)	$—
Fixed index annuity embedded derivatives	399	32	—	—	—	—	(136)	—	(1)	294	32	—
Indexed universal life embedded derivatives	26	(24)	—	—	—	23	—	—	—	25	(24)	—

Total policyholder account balances	804	(125)	—	—	—	48	(136)	—	(1)	590	(119)	—

Total Level 3 liabilities	$804	$(125)	$—	$—	$—	$48	$(136)	$—	$(1)	$590	$(119)	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of January 1, 2020	Total realized and unrealized (gains) losses								Ending balance as of December 31, 2020	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$323	$32	$—	$—	$—	$24	$—	$—	$—	$379	$38	$—
Fixed index annuity embedded derivatives	452	51	—	—	—	—	(104)	—	—	399	51	—
Indexed universal life embedded derivatives	19	(17)	—	—	—	24	—	—	—	26	(17)	—

Total policyholder account balances	794	66	—	—	—	48	(104)	—	—	804	72	—

Total Level 3 liabilities	$794	$66	$—	$—	$—	$48	$(104)	$—	$—	$804	$72	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

	Beginning balance as of January 1, 2019	Total realized and unrealized (gains) losses								Ending balance as of December 31, 2019	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$337	$(39)	$—	$—	$—	$25	$—	$—	$—	$323	$(34)
Fixed index annuity embedded derivatives	389	90	—	—	—	—	(27)	—	—	452	90
Indexed universal life embedded derivatives	12	(4)	—	—	—	11	—	—	—	19	(4)

Total policyholder account balances	738	47	—	—	—	36	(27)	—	—	794	52

Total Level 3 liabilities	$738	$47	$—	$—	$—	$36	$(27)	$—	$—	$794	$52

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—	$—
Net investment (gains) losses	(125)	66	47

Total	$(125)	$66	$47

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—	$—
Net investment (gains) losses	(119)	72	52

Total	$(119)	$72	$52

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
Years Ended December 31, 2021, 2020 and 2019

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
The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2021:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted- average (1)
Policyholder account balances:
			Withdrawal
			utilization rate	60% - 89%	76%
			Lapse rate	2% - 9%	4%
			Non-performance risk
			(credit spreads)	20bps - 83bps	66bps
GMWB embedded derivatives (2)	Stochastic cash flow model	$271	Equity index volatility	15% - 27%	22%
Fixed index annuity embedded derivatives	Option budget method	$294	Expected future interest credited	—% - 3%	1%
Indexed universal life embedded derivatives	Option budget method	$25	Expected future interest credited	3% - 11%	5%

(1)	Unobservable inputs weighted by the policyholder account balances associated with the instrument.
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
Years Ended December 31, 2021, 2020 and 2019

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of December 31:

	2021
	Notional amount	Carrying amount	Fair value
(Amounts in millions)			Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net	(1)	$6,830	$7,224	$—	$—	$7,224
Bank loan investments	(1)	363	370	—	—	370
Liabilities:
Long-term borrowings (2)	(1)	1,899	1,767	—	1,767	—
Investment contracts	(1)	8,657	9,352	—	—	9,352
Other firm commitments:
Commitments to fund limited partnerships	1,185	—	—	—	—	—
Commitments to fund bank loan investments	141	—	—	—	—	—
Ordinary course of business lending commitments	125	—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 12 for additional information related to borrowings.

	2020
	Notional amount	Carrying amount	Fair value
(Amounts in millions)			Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net	(1)	$6,743	$7,145	$—	$—	$7,145
Bank loan investments	(1)	344	354	—	—	354
Liabilities:
Long-term borrowings (2)	(1)	3,403	3,090	—	3,090	—
Investment contracts	(1)	10,276	11,353	—	—	11,353
Other firm commitments:
Commitments to fund limited partnerships	1,090	—	—	—	—	—
Commitments to fund bank loan investments	32	—	—	—	—	—
Ordinary course of business lending commitments	117	—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 12 for additional information related to borrowings.
Assets Measured Using Net Asset Value
Limited partnerships include partnership interests accounted for using NAV per share (or its equivalent) for those interests considered minor and partnership interests accounted for under the equity method of accounting for those interests exceeding the minor threshold. Our limited partnership interests accounted for using NAV per share (or its equivalent) are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. We receive distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years five to ten of the typical contractual life of ten to 12 years.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

The following table presents the carrying value of limited partnerships and commitments to fund as of December 31:

	2021		2020
	Carrying	Commitments	Carrying	Commitments
(Amounts in millions)	value	to fund	value	to fund
Limited partnerships accounted for at NAV:
Private equity funds (1)	$1,338	$951	$749	$859
Real estate funds (2)	67	101	39	66
Infrastructure funds (3)	57	13	47	22

Total limited partnerships accounted for at NAV	1,462	1,065	835	947

Limited partnerships accounted for under equity method of accounting	437	120	213	143
Low-income housing tax credits (4)	1	—	1	—

Total	$1,900	$1,185	$1,049	$1,090

(1)
This class employs various investment strategies such as leveraged buyout, growth equity, venture capital and mezzanine financing, generally investing in debt or equity positions directly in companies or assets of various sizes across diverse industries globally, primarily concentrated in North America.

(2)	This class invests in real estate in North America, Europe and Asia via direct property ownership, joint ventures, mortgages and investments in debt and equity instruments.
(3)
This class invests in the debt or equity of cash flow generating assets diversified across a variety of industries, including transportation, energy infrastructure, renewable power, social infrastructure, power generation, water, telecommunications and other regulated entities globally.

(4)
Relates to limited partnership investments that invest in affordable housing projects that qualify for the
Low-Income
Housing Tax Credit and are accounted for using the proportional amortization method.

(17) Insurance Subsidiary Financial Information and Regulatory Matters
Dividends
Our insurance subsidiaries are subject to oversight by applicable insurance laws and regulations as to the amount of dividends they may pay to their parent in any year, the purpose of which is to protect affected insurance policyholders or contractholders, not stockholders. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Based on estimated statutory results as of December 31, 2021, in accordance with applicable dividend restrictions, Enact Holdings could pay ordinary dividends of approximately
$70
million in 2022. Although the financial results of our U.S. life insurance subsidiaries have improved, they currently have negative unassigned surplus of approximately
$1.0
billion under statutory accounting and as a result, could not pay dividends to us in 2022. Even though the approximately
 $70
million is considered unrestricted, Enact Holdings may not pay dividends at this level during 2022 for a variety of reasons, including the need to preserve capital for regulatory purposes, future growth and capital requirements.
Enact Holdings paid dividends during 2021, 2020 and 2019 (none of which were deemed “extraordinary”), of $200 million ($37 million of which was distributed to minority shareholders), $437 million and $250 million, respectively. Dividends paid by Enact Holdings in 2021 included a cash dividend to Genworth Holdings of $163 million and a proportionate dividend distribution to minority shareholders. Dividends paid by Enact Holdings in 2020 were from net proceeds received from the issuance of its 2025 Senior Notes. In the first quarter of 2021, our international subsidiaries paid a dividend of $370 million to Genworth Holdings from the net

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

proceeds of the Genworth Australia sale. Future dividends received by Genworth are highly dependent on the performance of Enact Holdings and its ability to pay dividends to us as anticipated.
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
Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by individual state insurance authorities. Our U.S. domiciled insurance subsidiaries have no material permitted accounting practices, except for River Lake Insurance Company VI (“River Lake VI”), River Lake Insurance Company VII (“River Lake VII”), River Lake Insurance Company VIII (“River Lake VIII”) and River Lake Insurance Company X (“River Lake X”),

collectively,

the “SPFCs.” The permitted practices of the SPFCs were an essential element of their design and were expressly included in their plans of operation and in the licensing orders issued by their domiciliary state regulators and without those permitted accounting practices, these entities could be subject to regulatory action. Accordingly, we believe that the permitted accounting practices will remain in effect for so long as we maintain the SPFCs. The material permitted accounting practices for the SPFCs were as follows:

•
In 2021 and 2020, River Lake VI had a permitted accounting practice from the State of Delaware to carry its excess of loss reinsurance agreement with The Canada Life Assurance Company for its universal life insurance business assumed from Genworth Life and Annuity Insurance Company (“GLAIC”) as an admitted asset. Effective December 1, 2021, River Lake VI was granted a permitted accounting practice from the State of Delaware to carry its excess of loss reinsurance agreement with The Canada Life Assurance Company for its term life insurance business assumed from GLAIC as an admitted asset. In 2020, River Lake VI had a permitted accounting practice from the State of Delaware to carry its term life insurance reserves on a basis similar to U.S. GAAP, including an extension of this permitted accounting practice to include additional term life insurance policies assumed from GLAIC since 2019, which was withdrawn in 2021.

•
Effective December 1, 2021, River Lake X was granted a permitted accounting practice from the State of Vermont to carry its excess of loss reinsurance agreement with Hannover Life Reassurance Company of America for its term life insurance business assumed from GLAIC as an admitted asset. In 2020, River Lake VII, River Lake VIII and River Lake X each had a permitted accounting practice from the State of Vermont to carry their reserves on a basis similar to U.S. GAAP, which was withdrawn by River Lake X in 2021. As of December 31, 2021, there were no remaining statutory reserves in River Lake VII and River Lake VIII as discussed below.

In 2020, Genworth Life Insurance Company of New York (“GLICNY”) and GLAIC also had the following permitted practices:

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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

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

The impact of these permitted accounting practices of the SPFCs on our combined U.S. domiciled life insurance subsidiaries’ statutory capital and surplus was zero as of December 31, 2021 and 2020. The impact of these permitted accounting practices of GLICNY and GLAIC on our combined U.S. domiciled life insurance subsidiaries’ statutory capital and surplus was not significant as of December 31, 2020. If these permitted accounting practices had not been used, no regulatory event would have been triggered.
For regulatory purposes, our U.S. mortgage insurers are required to establish a special statutory contingency reserve. Annual additions to the statutory contingency reserve must be at least 50% of net earned premiums, as defined by state insurance laws and regulations. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) 10 years. However, approval by the North Carolina Department of Insurance (“NCDOI”) is required for contingency reserve releases when loss ratios exceed 35%. The statutory contingency reserve for our U.S. mortgage insurers was approximately $3.0 billion and $2.5 billion, respectively, as of December 31, 2021 and 2020 and is included in the table below containing combined statutory capital and surplus balances.
The tables below include the combined statutory net income and statutory capital and surplus for our U.S. domiciled insurance subsidiaries for the periods indicated:

	Years ended December 31,
(Amounts in millions)	2021	2020	2019
Combined statutory net income (loss):
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$654	$197	$740
Mortgage insurance subsidiaries	593	404	847

Combined statutory net income, excluding captive reinsurance subsidiaries	1,247	601	1,587
Captive life insurance subsidiaries	(1,351)	9	(350)

Combined statutory net income (loss)	$(104)	$610	$1,237

	As of December 31,
(Amounts in millions)	2021	2020
Combined statutory capital and surplus:
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$2,945	$2,131
Mortgage insurance subsidiaries	4,439	4,073

Combined statutory capital and surplus	$7,384	$6,204

The statutory net income (loss) from our captive life reinsurance subsidiaries relates to the reinsurance of term and universal life insurance statutory reserves assumed from our U.S. domiciled life insurance companies.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

These reserves are, in turn, secured by excess of loss reinsurance treaties with third parties. Additionally, the life insurance subsidiaries’ combined statutory net income (loss) and distributable income are not affected by the statutory net income (loss) of the captives, except to the extent dividends are received from the captives. The combined statutory capital and surplus of our life insurance subsidiaries does not include the capital and surplus of our captive life reinsurance subsidiaries of $98 million and $106 million as of December 31, 2021 and 2020, respectively.
In December 2021, GLAIC recaptured its term life insurance business previously ceded to River Lake VII and River Lake VIII. GLAIC then immediately ceded that recaptured business to SCOR Global Life USA Reinsurance Company. Prior to the GLAIC recapture, River Lake VII and River Lake VIII also recaptured all external reinsurance with third parties and terminated those agreements. As a result, there was no remaining reinsurance (assumed or ceded) in River Lake VII or River Lake VIII. River Lake VII and River Lake VIII also returned capital of $29 million and $37 million, respectively, to GLAIC in December 2021.
Effective July 1, 2021, GLAIC recaptured all of the term and universal life insurance business previously ceded to Jamestown Life Insurance Company (“JLIC”), its wholly-owned subsidiary. Additionally, JLIC novated all of its remaining ceded reinsurance agreements to GLAIC. During 2021, JLIC returned $104 million of capital to GLAIC. There was no remaining reinsurance (assumed or ceded) in JLIC as of December 31, 2021. Effective October 14, 2021, Jamestown also withdrew its insurance company license.
In December 2019, GLAIC recaptured its term life insurance business previously ceded to River Lake Insurance Company IX (“River Lake IX”) and its universal life insurance business previously ceded to Rivermont I. GLAIC then immediately ceded that recaptured business to River Lake VI. Prior to the GLAIC recapture, River Lake IX also recaptured all external reinsurance with third parties and terminated those agreements. As a result, there was no remaining reinsurance (assumed or ceded) in River Lake IX or Rivermont I. River Lake IX also returned capital of $20 million to GLAIC in December 2019. In 2020, River Lake IX was dissolved and is no longer included as a SPFC. Additionally, in January 2020, Rivermont I redeemed all of its outstanding non-recourse
funding obligations and returned contributed surplus of $198 million to GLAIC in February 2020.
Capital Requirements of U.S. Life Insurers
The NAIC has adopted RBC requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate and equity market risk; and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible undercapitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor the RBC level of each of our life insurance subsidiaries. As of December 31, 2021 and 2020, each of our life insurance subsidiaries exceeded the minimum required RBC levels in their respective domiciliary state. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 289% and 229% as of December 31, 2021 and 2020, respectively.
During 2021, 2020 and 2019, we established $231 million, $232 million and $54 million, respectively, of additional statutory reserves resulting from updates to our universal and term universal life insurance products with secondary guarantees in our Virginia and Delaware licensed life insurance subsidiaries.
As a part of our cash flow testing process for our life insurance subsidiaries, we consider incremental benefits from expected future in-force
rate actions in our long-term care insurance products that would help

2
72

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

mitigate the impact of deteriorating experience. The NYDFS, which regulates GLICNY, generally does not permit in-force
rate increases for long-term care insurance to be used in asset adequacy analysis until such increases have been approved. However, the NYDFS has allowed GLICNY to incorporate recently filed in-force
rate actions in its asset adequacy analysis prior to approval in the past. Moreover, the NYDFS has consistently granted approval for GLICNY to spread asset adequacy analysis reserve deficiencies related to its long-term care insurance business over future years. The NYDFS also requires specific adequacy testing scenarios that are generally more severe than those deemed acceptable in other states. Moreover, the required testing scenarios by the NYDFS have a disproportionate impact on our long-term care insurance products. In addition, we have historically used nationwide experience for setting assumptions in our long-term care insurance products in cash flow testing for all of our legal entities, including GLICNY.
We have been monitoring emerging experience with our GLICNY policyholders, as their experience has been adverse as compared to our nationwide experience. With the benefit of additional data and analysis, and based on discussions with the NYDFS, we are using assumptions that reflect GLICNY specific experience in GLICNY’s asset adequacy analysis in 2021 and 2020. After discussions with the NYDFS and through the exercise of professional actuarial judgment, GLICNY also incorporated in its 2021 and 2020 asset adequacy analysis assumptions for future in-force rate actions for long-term care insurance products to offset the emerging adverse experience for these products. With these assumption updates, GLICNY’s 2021 and 2020 asset adequacy analysis produced a negative margin. To address this negative margin, GLICNY recorded an incremental
$68 million and $100 million of additional statutory reserves for long-term care insurance in 2021 and 2020, respectively. During 2020, GLICNY also reallocated $66 million of asset adequacy deficiency reserves from long-term care insurance to asset adequacy deficiency reserves of $35 million for variable annuities and formulaic statutory reserves of $31 million for structured settlements. As a result of the 2021 and 2020 activity, the aggregate amount of statutory reserves established by GLICNY for asset adequacy deficits increased to $607 million ($572 million related to long-term care insurance and $35 million related to variable annuities) and $539 million ($504 million related to long-term care insurance and $35 million related to variable annuities) as of December 31, 2021 and 2020, respectively.
Capital Requirements of U.S. Mortgage Insurers
Mortgage insurers are not subject to the NAIC’s RBC requirements but certain states and other regulators impose another form of capital requirement on mortgage insurers requiring maintenance of a risk-to-capital
ratio not to exceed 25:1. Fifteen other states maintain similar risk-to-capital
requirements. As of December 31, 2021 and 2020, Genworth Mortgage Insurance Corporation (“GMICO”), renamed Enact Mortgage Insurance Corporation effective February 7, 2022, had a risk-to-capital
ratio of approximately 12.3:1 under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, GMICO’s domestic insurance regulator.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

on December 31, 2020. The GSEs issued another revised and restated version in December 2020 that extended certain defined periods within the PMIERs Amendment.
On June 30, 2021, the GSEs issued a revised and restated version of the PMIERs Amendment that replaced the version issued in December 2020. The June 30, 2021 version allows loans that enter a forbearance plan due to a
COVID-19
hardship on or after April 1, 2021 to remain eligible for extended application of the reduced PMIERs capital factor for as long as the loan remains in forbearance. The June 30, 2021 version also extended the capital preservation period through December 31, 2021 with certain exceptions, as described below.
The PMIERs Amendment implemented both permanent and temporary revisions to PMIERs. For loans that became non-performing due to a COVID-19 hardship, PMIERs was temporarily amended with respect to each non-performing loan that (i) had an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 or (ii) is subject to a forbearance plan granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. The risk-based required asset amount factor for the non-performing loan is the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a
0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing
loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier is applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing
loan due to having missed two monthly payments. Loans subject to a forbearance plan described in (ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period. The PMIERs Amendment also imposed temporary capital preservation provisions through December 31, 2021 that required an approved insurer to meet certain PMIERs minimum required assets buffers (150% in the third quarter of 2021 and 115% in the fourth quarter of 2021) or otherwise obtain prior written GSE approval before paying any dividends, pledging or transferring assets to an affiliate or entering into any new, or altering any existing, arrangements under tax sharing and intercompany expense-sharing agreements, even if such insurer had a surplus of available assets. Lastly, the PMIERs Amendment imposed permanent revisions to the risk-based required asset amount factor for non-performing
loans for properties located in future Federal Emergency Management Agency Declared Major Disaster Areas eligible for individual assistance.
In September 2020, the GSEs imposed certain restrictions (“GSE Restrictions”) with respect to capital on Enact Holdings. These restrictions will remain in effect until the following collective conditions (“GSE Conditions”) are met: (a) GMICO obtains “BBB+”/“Baa1” (or higher) rating from Standard & Poor’s Financial Services, LLC, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. for two consecutive quarters and (
b
) Genworth achieves certain financial metrics. Prior to the satisfaction of the GSE Conditions, the GSE Restrictions require:

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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

Until the GSE Conditions imposed in connection with the GSE Restrictions are met, Enact Holdings’ liquidity must not fall below 13.5% of its outstanding debt. As of December 31, 2021, after taking into account debt service to date, Enact Holdings must maintain holding company cash of approximately $252 million.
Enact Holdings has met all PMIERs reporting requirements as required by the GSEs. As of December 31, 2021 and 2020, Enact Holdings has estimated available assets of $5,077 million and $4,588 million, respectively, against $3,074 million and $3,359 million, respectively, net required assets under PMIERs. The sufficiency ratio as of December 31, 2021 and 2020 was 165% and 137%, respectively, or $2,003 million and $1,229 million, respectively, above the published PMIERs requirements. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions imposed on Enact Holdings. PMIERs required assets as of December 31, 2021 and 2020 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing
loans. The application of the 0.30 multiplier to all eligible delinquencies provided $390 million and $1,046 million of benefit to Enact Holdings’ December 31, 2021 and 2020 PMIERs required assets, respectively.
Securities on deposit
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
Guarantees of obligations
In addition to the commitments discussed in note 20, Genworth Financial and certain of its holding companies provide guarantees to third parties for the performance of certain obligations of their subsidiaries. We estimate that our potential obligations under such guarantees was $10 million and $4 million as of December 31, 2021 and 2020, respectively.
Genworth Holdings has provided a limited guarantee of up to $175 million, subject to adjustments, to one of its insurance subsidiaries to support its mortgage insurance business in Mexico. In January 2022, Genworth Holdings terminated this limited guarantee in regard to new business. We believe this insurance subsidiary has adequate reserves to cover its underlying obligations.
Genworth Holdings also provided an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our European mortgage insurance subsidiary prior to its sale in May 2016. Following the sale of this United Kingdom subsidiary to AmTrust Financial Services, Inc., the guarantee was limited to the payment of valid claims on policies in-force
prior to the sale date and those written approximately 90 days subsequent to the date of the sale, and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. As of December 31, 2021, the risk in-force
of active policies was approximately $1.1 billion.
On March 1, 2021, Genworth Holdings entered into a guarantee agreement with Genworth Financial International Holdings, LLC (“GFIH”) whereby Genworth Holdings agreed to contribute additional capital to

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

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
(18) Segment Information
(a) Operating Segment Information
We have the following three operating business segments: Enact (formerly known as U.S. Mortgage Insurance); U.S. Life Insurance (which includes our long-term care insurance, life insurance and fixed annuities businesses); and Runoff (which includes the results of non-strategic
products which have not been actively sold since 2011). In addition to our three operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are reported outside of our operating segments, including certain international mortgage insurance businesses and discontinued operations.
We tax our businesses at the U.S. corporate federal income tax rate of 21%. Each segment is then adjusted to reflect the unique tax attributes of that segment, such as permanent differences between U.S. GAAP and tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other activities.
We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders.” We define adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding the after-tax
effects of income (loss) from continuing operations attributable to noncontrolling interests, net investment gains (losses), gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, initial gains (losses) on insurance block transactions, restructuring costs and infrequent or unusual non-operating
items. Initial gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse
funding obligations, early termination fees for other financing restructuring and/or initial gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating
items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of estimated future credit losses, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, initial gains (losses) on insurance block transactions and restructuring costs are also excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating
items are also excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

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
In 2021, we paid a
pre-tax
make-whole premium of $6 million and $20 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in September 2021 and August 2023, respectively. We also repurchased $146 million principal amount of Genworth Holdings’ senior notes with 2021 maturity dates for a pre-tax
loss of $4 million and repurchased $91 million and $118 million principal amount of Genworth Holdings’ senior notes due in 2023 and 2024, respectively, for a pre-tax
loss of $15 million. During 2020, we repurchased $84 million principal amount of Genworth Holdings’ senior notes with 2021 maturity dates for a pre-tax
gain of $4 million. In January 2020, we paid a
pre-tax
make-whole expense of $9 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and Rivermont I, our indirect wholly-owned special purpose consolidated captive insurance subsidiary, early redeemed all of its $315 million outstanding non-recourse
funding obligations originally due in 2050 resulting in a
pre-tax
loss of $4 million from the
write-off
of deferred borrowing costs. These transactions were excluded from adjusted operating income as they relate to gains (losses) on the early extinguishment of debt.
In the fourth quarter of 2021, we recorded a
pre-tax
loss of $92 million as a result of ceding certain term life insurance policies as part of a life block transaction.
In 2021, 2020 and 2019, we recorded a
pre-tax
expense of $34 million, $3 million and $4 million, respectively, related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

The following is a summary of our segments and
Corporate and Other activities as of or for the years ended December 31:

2021	Enact	U.S. Life Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)

Premiums	$975	$2,454	$—	$6	$3,435
Net investment income	141	3,029	194	6	3,370
Net investment gains (losses)	(2)	329	3	(7)	323
Policy fees and other income	4	565	134	1	704

Total revenues	1,118	6,377	331	6	7,832

Benefits and other changes in policy reserves	125	4,230	27	1	4,383
Interest credited	—	346	162	—	508
Acquisition and operating expenses, net of deferrals	230	865	53	75	1,223
Amortization of deferred acquisition costs and intangibles	15	340	20	2	377
Interest expense	51	—	—	109	160

Total benefits and expenses	421	5,781	262	187	6,651

Income (loss) from continuing operations before income taxes	697	596	69	(181)	1,181
Provision (benefit) for income taxes	148	155	13	(53)	263

Income (loss) from continuing operations	549	441	56	(128)	918
Income from discontinued operations, net of taxes	—	—	—	27	27

Net income (loss)	549	441	56	(101)	945
Less: net income from continuing operations attributable to noncontrolling interests	33	—	—	—	33
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	8	8

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$516	$441	$56	$(109)	$904

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$516	$441	$56	$(128)	$885
Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	—	—	19	19

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$516	$441	$56	$(109)	$904

Segment assets	$5,850	$81,210	$9,460	$2,651	$99,171
Assets held for sale related to discontinued operations	—	—	—	—	—

Total assets	$5,850	$81,210	$9,460	$2,651	$99,171

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

2020	Enact	U.S. Life Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)

Premiums	$971	$2,858	$—	$7	$3,836
Net investment income	133	2,878	210	6	3,227
Net investment gains (losses)	(4)	517	(26)	5	492
Policy fees and other income	6	595	130	(2)	729

Total revenues	1,106	6,848	314	16	8,284

Benefits and other changes in policy reserves	381	4,781	48	4	5,214
Interest credited	—	383	166	—	549
Acquisition and operating expenses, net of deferrals	206	620	48	61	935
Amortization of deferred acquisition costs and intangibles	21	418	23	1	463
Interest expense	18	5	—	172	195

Total benefits and expenses	626	6,207	285	238	7,356

Income (loss) from continuing operations before income taxes	480	641	29	(222)	928
Provision (benefit) for income taxes	102	163	4	(39)	230

Income (loss) from continuing operations	378	478	25	(183)	698
Loss from discontinued operations, net of taxes	—	—	—	(486)	(486)

Net income (loss)	378	478	25	(669)	212
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	—	—
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	34	34

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$378	$478	$25	$(703)	$178

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$378	$478	$25	$(183)	$698
Loss from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	—	—	(520)	(520)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$378	$478	$25	$(703)	$178

Segment assets	$5,627	$84,671	$9,735	$2,897	$102,930
Assets held for sale related to discontinued operations	—	—	—	2,817	2,817

Total assets	$5,627	$84,671	$9,735	$5,714	$105,747

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

2019	Enact	U.S. Life Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)

Premiums	$856	$2,861	$—	$8	$3,725
Net investment income	117	2,852	187	8	3,164
Net investment gains (losses)	1	82	(25)	(31)	27
Policy fees and other income	4	643	140	2	789

Total revenues	978	6,438	302	(13)	7,705

Benefits and other changes in policy reserves	50	4,979	27	3	5,059
Interest credited	—	419	158	—	577
Acquisition and operating expenses, net of deferrals	191	604	52	62	909
Amortization of deferred acquisition costs and intangibles	15	372	18	3	408
Interest expense	—	17	—	214	231

Total benefits and expenses	256	6,391	255	282	7,184

Income (loss) from continuing operations before income taxes	722	47	47	(295)	521
Provision (benefit) for income taxes	153	34	8	(56)	139

Income (loss) from continuing operations	569	13	39	(239)	382
Income from discontinued operations, net of taxes	—	—	—	148	148

Net income (loss)	569	13	39	(91)	530
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	—	—
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	187	187

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$569	$13	$39	$(278)	$343

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$569	$13	$39	$(239)	$382
Loss from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	—	—	(39)	(39)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$569	$13	$39	$(278)	$343

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

(b) Revenues of Major Product Groups
The following is a summary of revenues of major product groups for our segments and Corporate and Other activities for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Revenues:
Enact segment	$1,118	$1,106	$978
U.S. Life Insurance segment:
Long-term care insurance	4,875	4,960	4,385
Life insurance	996	1,357	1,444
Fixed annuities	506	531	609

U.S. Life Insurance segment	6,377	6,848	6,438

Runoff segment	331	314	302
Corporate and Other activities	6	16	(13)

Total revenues	$7,832	$8,284	$7,705

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

(Amounts in millions)	2021	2020	2019
Net income available to Genworth Financial, Inc.’s common stockholders	$904	$178	$343
Add: net income from continuing operations attributable to noncontrolling interests	33	—	—
Add: net income from discontinued operations attributable to noncontrolling interests	8	34	187

Net income	945	212	530
Less: income (loss) from discontinued operations, net of taxes	27	(486)	148

Income from continuing operations	918	698	382
Less: net income from continuing operations attributable to noncontrolling interests	33	—	—

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	885	698	382
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(324)	(503)	(38)
(Gains) losses on early extinguishment of debt	45	9	—
Initial loss from life block transaction	92	—	—
Expenses related to restructuring	34	3	4
Taxes on adjustments	33	103	7

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$765	$310	$355

(1)
For the years ended December 31, 2021, 2020 and 2019, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million, $(11) million and $(11) million, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

(Amounts in millions)	2021	2020	2019
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$520	$381	$568
U.S. Life Insurance segment:
Long-term care insurance	445	237	57
Life insurance	(269)	(247)	(181)
Fixed annuities	91	78	69

U.S. Life Insurance segment	267	68	(55)

Runoff segment	54	43	56
Corporate and Other activities	(76)	(182)	(214)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$765	$310	$355

(d) Geographic Segment Information
The following is a summary of geographic region activity as of or for the years ended December 31:

2021
(Amounts in millions)	United States	International (1)	Total
Total revenues	$7,825	$7	$7,832

Income (loss) from continuing operations	$921	$(3)	$918

Net income (loss)	$948	$(3)	$945

Segment assets	$99,117	$54	$99,171
Assets held for sale related to discontinued operations	—	—	—

Total assets	$99,117	$54	$99,171

2020
(Amounts in millions)	United States	International (1)	Total
Total revenues	$8,275	$9	$8,284

Income (loss) from continuing operations	$700	$(2)	$698

Net income (loss)	$214	$(2)	$212

Segment assets	$102,871	$59	$102,930
Assets held for sale related to discontinued operations	—	2,817	2,817

Total assets	$102,871	$2,876	$105,747

2019
(Amounts in millions)	United States	International (1)	Total
Total revenues	$7,696	$9	$7,705

Income (loss) from continuing operations	$384	$(2)	$382

Net income	$532	$(2)	$530

(1)	Predominantly comprised of operations in Mexico.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

(19) Quarterly Results of Operations (unaudited)
Our unaudited quarterly results of operations for the year ended December 31, 2021 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Total revenues (1)	$1,985	$2,041	$2,070	$1,736

Total benefits and expenses (2)	$1,752	$1,721	$1,697	$1,481

Income from continuing operations (1), (2), (3)	$174	$245	$306	$193

Income (loss) from discontinued operations, net of taxes	$21	$(5)	$12	$(1)

Net income (1), (2), (3)	$195	$240	$318	$192

Net income from continuing operations attributable to noncontrolling interests (4)	$—	$—	$4	$29

Net income from discontinued operations attributable to noncontrolling interests	$8	$—	$—	$—

Net income available to Genworth Financial, Inc.’s common stockholders (4)	$187	$240	$314	$163

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$174	$245	$302	$164
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	13	(5)	12	(1)

Net income available to Genworth Financial, Inc.’s common stockholders	$187	$240	$314	$163

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.35	$0.48	$0.59	$0.32

Diluted	$0.34	$0.47	$0.59	$0.32

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.37	$0.47	$0.62	$0.32

Diluted	$0.37	$0.47	$0.61	$0.32

Weighted-average common shares outstanding:
Basic	506.0	507.0	507.4	507.4
Diluted	513.8	515.0	514.2	515.6

(1)
In the fourth quarter of 2021, our life insurance business initially ceded $360 million of premiums associated with certain term life insurance policies under a new reinsurance treaty as part of a life block transaction.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

(2)
In the fourth quarter of 2021, our life insurance business initially ceded $268 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block transaction. Our life insurance business also completed its annual review of assumptions in the fourth quarter of 2021. This review resulted in higher total benefits and expenses of $87 million from an unfavorable unlocking in our term universal and universal life insurance products largely attributable to higher pre-COVID-19
mortality. In our term universal life insurance products, we also recorded a DAC impairment of $41 million in the fourth quarter of 2021 principally due to lower future estimated gross profits.

(3)
In the fourth quarter of 2021, our life insurance business recorded a net loss of $131 million predominantly driven by an initial loss of $73 million as a result of ceding certain term life insurance policies as part of a life block transaction, an unfavorable unlocking of $70 million associated with its annual review of assumptions and a DAC impairment of $32 million as a result of recoverability testing.

(4)
On September 20, 2021, we completed the minority IPO of Enact Holdings, which reduced our ownership percentage to 81.6%, and lowered our available net income by $29 million in the fourth quarter of 2021.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

Our unaudited quarterly results of operations for the year ended December 31, 2020 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total revenues (1)	$1,809	$2,003	$2,318	$2,154

Total benefits and expenses (2)	$1,874	$1,925	$1,786	$1,771

Income (loss) from continuing operations (1), (2), (3)	$(60)	$55	$402	$301

Income (loss) from discontinued operations, net of taxes (4)	$(12)	$(473)	$34	$(35)

Net income (loss) (1), (2), (3), (4)	$(72)	$(418)	$436	$266

Net income from continuing operations attributable to noncontrolling interests	$—	$—	$—	$—

Net income (loss) from discontinued operations attributable to noncontrolling interests	$(6)	$23	$18	$(1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(66)	$(441)	$418	$267

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$(60)	$55	$402	$301
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(6)	(496)	16	(34)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(66)	$(441)	$418	$267

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$(0.12)	$0.11	$0.79	$0.60

Diluted	$(0.12)	$0.11	$0.79	$0.59

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$(0.13)	$(0.87)	$0.83	$0.53

Diluted	$(0.13)	$(0.86)	$0.82	$0.52

Weighted-average common shares outstanding:
Basic	504.3	505.4	505.6	505.6
Diluted (5)	504.3	512.5	511.5	512.5

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
Years Ended December 31, 2021, 2020 and 2019

investment income recorded in the fourth quarter of 2020 largely driven by bond calls and mortgage loan repayments of $40 million and limited partnerships of $38 million.
(2)
Given our assumption that
COVID-19
has temporarily decreased the number of new claims submitted, our long-term care insurance business strengthened IBNR reserves in the fourth quarter of 2020 by $47 million. Additionally, our long-term care insurance business recorded a $91 million increase to claim reserves reflecting our assumption that
COVID-19
accelerated mortality experience on the most vulnerable claimants, leaving the remaining claim population less likely to terminate compared to the pre-pandemic
average population. Our Enact segment recorded an unfavorable reserve adjustment of $37 million primarily due to slowing cure emergence patterns impacting the frequency of claim. Our life insurance business completed its annual review of assumptions in the fourth quarter of 2020. This review resulted in lower total benefits and expenses of $82 million from a net favorable unlocking in our term universal and universal life insurance products largely attributable to a model refinement in our term universal life insurance product related to persistency and grace period timing and lower projected cost of insurance assessments on our universal life insurance products. In addition, we recorded a DAC impairment of $63 million in our universal life insurance products due principally to lower future estimated gross profits.

(3)
In the fourth quarter of 2020, our long-term care insurance business strengthened its reserves by $109 million after-tax.
Our Enact segment strengthened loss reserves by $29 million
after-tax.
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

(4)
In the fourth quarter of 2020, we recorded a loss from discontinued operations, net of taxes, of $35 million principally attributed to expenses associated with the promissory note owed to AXA and from a $5 million net loss in Genworth Australia. The expenses associated with the promissory note mostly consisted of foreign currency remeasurement losses of $26 million, unfavorable tax charges of $17 million and other expenses of $8 million. These expenses were partially offset by derivative hedge gains of $21 million associated with foreign currency forward contracts entered into to mitigate our exposure to the installment payments to be made in British Pounds in 2022. See note 23 for additional details on discontinued operations.

(5)
Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended March 31, 2020, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the three months ended March 31, 2020, as the inclusion of shares for stock options, RSUs and SARs of 5.4 million would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended March 31, 2020, dilutive potential weighted-average common shares outstanding would have been 509.7 million.

(20) Commitments and Contingencies
(a) Litigation and Regulatory Matters
We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-
force
long-

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, product administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance subsidiaries, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of the Real Estate Settlement and Procedures Act of 1974 or related state anti-inducement laws, and mortgage insurance policy rescissions and curtailments, and breaching fiduciary or other duties to customers, including but not limited to breach of customer information. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships, post-closing obligations associated with previous dispositions and securities lawsuits. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations.
In January 2016, Genworth Financial, certain members of its executive management team, including its former and present chief executive officer, and current and former members of its board of directors were named in a shareholder derivative suit filed by International Union of Operating Engineers Local No. 478 Pension Fund, Richard L. Salberg and David Pinkoski in the Court of Chancery of the State of Delaware. The case was captioned
Int’l Union of Operating Engineers Local No.
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
. On March 28, 2016, plaintiffs in the consolidated action filed an amended complaint. The amended complaint alleges breaches of fiduciary duties concerning Genworth’s long-term care insurance reserves and concerning Genworth’s former Australian mortgage insurance business, including our plans for an IPO of the business and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the Court may deem proper. The amended consolidated complaint also added Genworth’s then current chief financial officer as a defendant, based on alleged conduct in her former capacity as Genworth’s controller and principal accounting officer. We moved to dismiss the consolidated action on May 27, 2016. Thereafter, plaintiffs filed a substantially similar second amended complaint which we moved to dismiss on September 16, 2016. The action was stayed pending the outcome of the proposed China Oceanwide transaction. On April 6, 2021, Genworth Financial terminated the proposed China Oceanwide transaction, thereby lifting the stay. In June 2021, the parties submitted supplemental briefing on our motion to dismiss. On September 29, 2021, the Court granted our motion and dismissed the action in its entirety.
In October 2016, Genworth Financial, certain members of its executive management team, including its former and present chief executive officer, and current and former members of its board of directors were named as defendants in a shareholder derivative suit filed by Esther Chopp in the Court of Chancery of the State of Delaware. The case is captioned
Chopp v. McInerney, et al
. The complaint alleges that Genworth’s board of

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

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
In September 2018, GLAIC, our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
TVPX ARX INC., as Securities Intermediary for Consolidated Wealth Management, LTD. on behalf of itself and all others similarly situated v. Genworth Life and Annuity Insurance Company
. Plaintiff alleges unlawful and excessive cost of insurance charges were imposed on policyholders. The complaint asserts claims for breach of contract, alleging that Genworth improperly considered non-mortality
factors when calculating cost of insurance rates and failed to decrease cost of insurance charges in light of improved expectations of future mortality, and seeks unspecified compensatory damages, costs, and equitable relief. On October 29, 2018, we filed a motion to enjoin the case in the Middle District of Georgia, and a motion to dismiss and motion to stay in the Eastern District of Virginia. We moved to enjoin the prosecution of the Eastern District of Virginia action on the basis that it involves claims released in a prior nationwide class action settlement (the “McBride settlement”) that was approved by the Middle District of Georgia. Plaintiff filed an amended complaint on November 13, 2018. On December 6, 2018, we moved the Middle District of Georgia for leave to file our counterclaim, which alleges that plaintiff breached the covenant not to sue contained in the prior settlement agreement by filing its current action. On March 15, 2019, the Middle District of Georgia granted our motion to enjoin and denied our motion for leave to file our counterclaim. As such, plaintiff is enjoined from pursuing its class action in the Eastern District of Virginia. On March 29, 2019, plaintiff filed a notice of appeal in the Middle District of Georgia, notifying the Court of its appeal to the United States Court of Appeals for the Eleventh Circuit from the order granting our motion to enjoin. On March 29, 2019, we filed our notice of cross-appeal in the Middle District of Georgia, notifying the Court of our cross-appeal to the Eleventh Circuit from the portion of the order denying our motion for leave to file our counterclaim. On April 8, 2019, the Eastern District of Virginia dismissed the case without prejudice, with leave for plaintiff to refile an amended complaint only if a final appellate Court decision vacates the injunction and reverses the Middle District of Georgia’s opinion. On May 21, 2019, plaintiff filed its appeal and memorandum in support in the Eleventh Circuit. We filed our response to plaintiff’s appeal memorandum on July 3, 2019. The Eleventh Circuit Court of Appeals heard oral argument on plaintiff’s appeal and our cross-appeal on April 21, 2020. On May 26, 2020, the Eleventh Circuit Court of Appeals vacated the Middle District of Georgia’s order enjoining Plaintiff’s class action and remanded the case back to the Middle District of Georgia for further factual development as to whether Genworth has altered how it calculates or charges cost of insurance since the McBride settlement. The Eleventh Circuit Court of Appeals did not reach a decision on Genworth’s counterclaim. On June 30, 2021, we filed in the Middle District of Georgia our renewed motion to enforce the class action settlement and release, and renewed our motion for leave to file a counterclaim. The briefing on both motions concluded in October 2021 and we are awaiting the Court’s decision. We intend to continue to vigorously defend the dismissal of this action.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

situated v. Genworth et al
. Plaintiffs allege that GLIC paid dividends to its parent and engaged in certain reinsurance transactions causing it to maintain inadequate capital capable of meeting its obligations to GLIC policyholders and agents. The complaint alleges causes of action for intentional fraudulent transfer and constructive fraudulent transfer, and seeks injunctive relief. We moved to dismiss this action in December 2018. On January 29, 2019, plaintiffs exercised their right to amend their complaint. On March 12, 2019, we moved to dismiss plaintiffs’ amended complaint. On April 26, 2019, plaintiffs filed a memorandum in opposition to our motion to dismiss, which we replied to on June 14, 2019. On August 7, 2019, plaintiffs filed a motion seeking to prevent proceeds that GFIH expected to receive from the then planned sale of its shares in Genworth MI Canada Inc. (“Genworth Canada”) from being transferred out of GFIH. On September 11, 2019, plaintiffs filed a renewed motion seeking the same relief as their August 7, 2019 motion with an exception that allowed GFIH to transfer $450 million of expected proceeds from the sale of Genworth Canada through a dividend to Genworth Holdings to allow the pay-off
of a senior secured term loan facility (“Term Loan”) dated March 7, 2018 among Genworth Holdings as the borrower, GFIH as the limited guarantor and the lending parties thereto. Oral arguments on our motion to dismiss and plaintiffs’ motion occurred on October 21, 2019, and plaintiffs’ motion was denied. On January 31, 2020, the Court granted in part our motion to dismiss, dismissing claims relating to $395 million in dividends GLIC paid to its parent from 2012 to 2014 (out of the $410 million in total dividends subject to plaintiffs’ claims). The Court denied the balance of the motion to dismiss leaving a claim relating to $15 million in dividends and unquantified claims relating to the 2016 termination of a reinsurance transaction. On March 27, 2020, we filed our answer to plaintiffs’ amended complaint. On May 26, 2021, the plaintiffs filed a second amended and supplemental class action complaint adding additional factual allegations and three new causes of action. On July 26, 2021, we moved to dismiss the three new causes of action and answered the balance of the second amended and supplemental class action complaint. Plaintiffs filed an opposition to our motion to dismiss on September 30, 2021. The Court heard oral arguments on the motion on December 7, 2021 and ordered each party to file supplemental submissions, which were filed on January 28, 2022. On January 27, 2022, plaintiffs filed a motion for a preliminary injunction seeking to enjoin GFIH from transferring any assets to any affiliate, including paying any dividends to Genworth Holdings and to enjoin Genworth Holdings and Genworth Financial from transferring or distributing any value to Genworth Financial’s shareholders. We intend to continue to vigorously defend this action.
On April 6, 2020, GLAIC was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Eastern District of Virginia, captioned
Brighton Trustees, LLC, on behalf of and as trustee for Diamond LS Trust; and Bank of Utah, solely as securities intermediary for Diamond LS Trust; on behalf of themselves and all others similarly situated v. Genworth Life and Annuity Insurance Company
. On May 13, 2020, GLAIC was also named as a defendant in a putative class action lawsuit filed in the United States District Court for the Eastern District of Virginia, captioned
Ronald L. Daubenmier, individually and on behalf of himself and all others similarly situated v. Genworth Life and Annuity Insurance Company
. On June 26, 2020, plaintiffs filed a consent motion to consolidate the two cases. On June 30, 2020, the United States District Court for the Eastern District of Virginia issued an order consolidating the Brighton Trustees and Daubenmier cases. On July 17, 2020, the Brighton Trustees and Daubenmier plaintiffs filed a consolidated complaint, alleging that GLAIC subjected policyholders to unlawful and excessive increase to cost of insurance charges. The consolidated complaint asserts claims for breach of contract and injunctive relief, and seeks damages in excess of $5 million. The parties participated in a mediation on November 18, 2021. The trial is scheduled to commence on July 8, 2022. If we do not enter into a final settlement, we intend to continue to vigorously defend this action.
In January 2021, GLIC and GLICNY were named as defendants in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
Judy Halcom, Hugh Penson, Harold Cherry, and Richard Landino, individually, and on behalf of all others similarly situated v. Genworth

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

Life Insurance Company and Genworth Life Insurance Company of New York
. Plaintiffs seek to represent long-term care insurance policyholders, alleging that the defendants made misleading and inadequate disclosures regarding premium increases for long-term care insurance policies. The complaint asserts claims for breach of contract, conversion, and declaratory and injunctive relief, and seeks damages in excess of $5 million. The trial is scheduled to commence on June 1, 2022. On June 18, 2021, following two days of mediation, the parties reached an agreement in principle to settle this matter on a nationwide basis and signed the settlement agreement on August 23, 2021. On August 31, 2021, the Court preliminarily approved the settlement. The final approval hearing occurred on February 9, 2022, and the parties are awaiting the court’s decision on final approval of the proposed settlement.
In January 2021, GLAIC was named as a defendant in a putative class action lawsuit pending in the United States District Court for the District of Oregon captioned
Patsy H. McMillan, Individually and On Behalf Of All Others Similarly Situated, v. Genworth Life and Annuity Insurance Company
. Plaintiff seeks to represent life insurance policyholders, alleging that GLAIC impermissibly calculated cost of insurance rates to be higher than permitted by her policy. The complaint asserts claims for breach of contract, conversion, and declaratory and injunctive relief, and seeks damages in excess of $5 million. We intend to continue to vigorously defend this action.
On August 11, 2021, GLIC and GLICNY received a request for
pre-suit
mediation related to a potential class action lawsuit that may be brought by five long-term care insurance policyholders, seeking to represent a nationwide class alleging that the defendants made misleading and inadequate disclosures regarding premium increases for long-term care insurance policies. The draft complaint asserts claims for breach of contract, conversion, and declaratory and injunctive relief, and seeks damages in excess of $5 million. Genworth participated in pre-suit
mediation in November 2021 and January 2022. On January 15, 2022, the parties reached an agreement in principle to settle the dispute on a nationwide basis, subject to the negotiation and execution of a final settlement agreement, and court approval thereof. On January 28, 2022, the complaint was filed in the United States District Court for the Eastern District of Virginia captioned
Fred Haney, Marsha Merrill, Sylvia Swanson, and Alan Wooten, individually, and on behalf of all others similarly situated v. Genworth Life Insurance Company and Genworth Life Insurance Company of New York
. If we obtain final approval of the settlement consistent with the agreement in principle signed on January 15, 2022, we do not anticipate the result to have a material adverse impact on our results of operations or financial position. If the court does not approve the final settlement, we intend to continue to vigorously defend this action.
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
(b) Commitments
As of December 31, 2021, we were committed to fund $1,185 million in limited partnership investments, $28 million in U.S. commercial mortgage loan investments and $97 million in private placement investments. As of December 31, 2021, we were also committed to fund $141 million of bank loan investments which had not yet been drawn.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

(21) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2021	$2,214	$2,211	$—	$4,425
OCI before reclassifications	(313)	(45)	148	(210)
Amounts reclassified from (to) OCI	(51)	(141)	—	(192)

Current period OCI	(364)	(186)	148	(402)

Balances as of December 31, 2021 before noncontrolling interests	1,850	2,025	148	4,023
Less: change in OCI attributable to noncontrolling interests	(10)	—	172	162

Balances as of December 31, 2021	$1,860	$2,025	$(24)	$3,861

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2020	$1,456	$2,002	$(25)	$3,433
OCI before reclassifications	1,132	344	55	1,531
Amounts reclassified from (to) OCI	(374)	(135)	—	(509)

Current period OCI	758	209	55	1,022

Balances as of December 31, 2020 before noncontrolling interests	2,214	2,211	30	4,455
Less: change in OCI attributable to noncontrolling interests	—	—	30	30

Balances as of December 31, 2020	$2,214	$2,211	$—	$4,425

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2019	$595	$1,781	$(332)	$2,044
OCI before reclassifications	910	331	487	1,728
Amounts reclassified from (to) OCI	(62)	(110)	—	(172)

Current period OCI	848	221	487	1,556

Balances as of December 31, 2019 before noncontrolling interests	1,443	2,002	155	3,600
Less: change in OCI attributable to noncontrolling interests	(13)	—	180	167

Balances as of December 31, 2019	$1,456	$2,002	$(25)	$3,433

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.
The foreign currency translation and other adjustments balance in the charts above included $(1) million, $(15) million and $(4) million, respectively, net of taxes of $1 million, $4 million and $1 million, respectively, related to a net unrecognized postretirement benefit obligation as of December 31, 2021, 2020 and 2019. The balance also included taxes of $21 and $22 million, respectively, related to foreign currency translation adjustments as of December 31, 2020 and 2019.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

The following table shows reclassifications out of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)			Affected line item in the consolidated statements of income
	Years ended December 31,
(Amounts in millions)	2021	2020	2019
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$(65)	$(474)	$(79)	Net investment (gains) losses
Income taxes	14	100	17	Provision for income taxes

Total	$(51)	$(374)	$(62)

Derivatives designated as hedges:
Interest rate swaps hedging assets	$(217)	$(196)	$(164)	Net investment income
Interest rate swaps hedging assets	(1)	(12)	(6)	Net investment (gains) losses
Interest rate swaps hedging liabilities	1	—	—	Interest expense
Income taxes	76	73	60	Provision for income taxes

Total	$(141)	$(135)	$(110)

(1)	Amounts exclude adjustments to DAC, PVFP, sales inducements and benefit reserves.
(22) Noncontrolling Interests
Enact Holdings
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
The gross proceeds of the Offering, before payment of underwriter fees and other expenses, were $553 million. Costs directly related to the Offering, including underwriter fees and other expenses, were $24 million.
Consistent with applicable accounting guidance, changes in the ownership of a subsidiary that do not result in a loss of control are accounted for as equity transactions with no gain or loss recognized through earnings. Any difference between the carrying value and the fair value related to the change in ownership is recorded as an

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

adjustment to stockholders’ equity. A summary of these changes in ownership interests and the effect on stockholders’ equity was as follows for the year ended December 31, 2021:

(Amounts in millions)
Net income available to Genworth Financial, Inc.’s common stockholders	$904
Transfers to noncontrolling interests:
Decrease in Genworth Financial, Inc.’s additional paid-in capital for initial sale of Enact Holdings shares to noncontrolling interests	(167)

Net transfers to noncontrolling interests	(167)

Change from net income available to Genworth Financial, Inc.’s common stockholders and transfers to noncontrolling interests	$737

Dividends of $37 million were paid to owners of noncontrolling interests of Enact Holdings in 2021.
Genworth Australia
Prior to the sale of Genworth Australia on March 3, 2021, we held approximately 52% of its common shares on a consolidated basis through subsidiaries and accounted for the portion attributable to noncontrolling interests as a component of total equity. Upon sale closing, we deconsolidated Genworth Australia, which included the de-recognition
of the carrying value of ownership interest attributable to noncontrolling interests of $500 million from total equity in our consolidated balance sheet.
(23) Discontinued Operations
Australia mortgage insurance business
As discussed in note 1, on March 3, 2021, we completed the sale of Genworth Australia through an underwriting agreement and received approximately AUD483 million ($370 million) of net cash proceeds. The following table provides a summary of the gain (loss) on sale associated with the disposition of Genworth Australia for the year ended December 31, 2021:

(Amounts in millions)
Net cash proceeds	$370
Add: carrying value of noncontrolling interests (1)	657

Total adjusted consideration (2)	1,027
Carrying value of the disposal group before accumulated other comprehensive (income) loss	1,040
Add: total accumulated other comprehensive (income) loss of disposal group (3)	109

Total adjusted carrying value of the disposal group	1,149
Pre-tax loss on sale	(122)
Tax benefit on sale	122

After-tax gain (loss) on sale	$—

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
(3)
Amount consists of $160 million of cumulative losses on foreign currency translation adjustments, partially offset by cumulative unrealized investment gains of $29 million and deferred tax gains of $22 million.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

In addition, we recorded an
after-tax
favorable adjustment of $10 million in 2021 associated with a refinement to our tax matters agreement liability.
The assets and liabilities related to Genworth Australia were segregated in our consolidated balance sheet until deconsolidation. The major asset and liability categories of Genworth Australia were as follows as of December 31:

(Amounts in millions)	2021	2020
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$2,295
Equity securities, at fair value	—	90
Other invested assets	—	154

Total investments	—	2,539
Cash, cash equivalents and restricted cash	—	95
Accrued investment income	—	16
Deferred acquisition costs	—	42
Intangible assets	—	43
Other assets	—	40
Deferred tax asset	—	42

Assets related to discontinued operations	$—	$2,817

Liabilities
Liability for policy and contract claims	$—	$331
Unearned premiums	—	1,193
Other liabilities	—	104
Long-term borrowings	—	145

Liabilities related to discontinued operations	$—	$1,773

Deferred tax assets and liabilities that result in future taxable or deductible amounts to the remaining consolidated group have been reflected in assets or liabilities of continuing operations and not reflected in assets or liabilities related to discontinued operations.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

A summary of operating results related to Genworth Australia reported as discontinued operations was as follows for the years ended December 31:

(Amounts in millions)	2021	2020	2019
Revenues:
Premiums	$51	$274	$312
Net investment income	4	33	56
Net investment gains (losses)	(5)	66	23
Policy fees and other income	—	1	—

Total revenues	50	374	391

Benefits and expenses:
Benefits and other changes in policy reserves	11	177	104
Acquisition and operating expenses, net of deferrals	7	53	53
Amortization of deferred acquisition costs and intangibles	6	29	33
Goodwill impairment	—	5	—
Interest expense	1	7	8

Total benefits and expenses	25	271	198

Income before income taxes and gain (loss) on sale (1)	25	103	193
Provision for income taxes	8	40	56

Income before gain (loss) on sale	17	63	137
Gain (loss) on sale, net of taxes	—	—	—

Income from discontinued operations, net of taxes	17	63	137

Less: net income from discontinued operations attributable to noncontrolling interests	8	34	64

Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$9	$29	$73

(1)
The years ended December 31, 2021, 2020 and 2019 include
pre-tax
income from discontinued operations available to Genworth Financial, Inc.’s common stockholders of $13 million, $54 million and $100 million, respectively.

Lifestyle protection insurance
On December 1, 2015, Genworth Financial, through its subsidiaries, completed the sale of its lifestyle protection insurance business to AXA. In 2017, AXA sued us for damages on an indemnity in the 2015 agreement related to alleged remediation it paid to customers who purchased payment protection insurance (“PPI”). On July 20, 2020, we reached a settlement agreement related to losses incurred from mis-selling complaints on policies sold from 1970 through 2004. As part of the settlement agreement, Genworth Holdings agreed to make payments for certain PPI mis-selling claims, along with a significant portion of future claims that are still being processed. Under the settlement agreement, Genworth Holdings issued a secured promissory note to AXA, in which it agreed to make deferred cash payments in two installments in June 2022 and September 2022.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

In connection with the Genworth Australia sale, Genworth Holdings made a mandatory principal payment to AXA of approximately £176 million ($245 million) in March 2021. The mandatory payment fully repaid the first installment obligation originally due in June 2022 and partially prepaid the September 2022 installment payment.
On September 21, 2021, Genworth Holdings used a portion of the net proceeds from the minority IPO of Enact Holdings to repay the remaining outstanding balance of the secured promissory note of approximately £215 million ($296 million), excluding future claims still being processed. As of December 31, 2021, we accrued approximately £22 million ($30 million) of estimated future claims still in process of being invoiced. In February 2022, Genworth Holdings paid AXA the majority of the remaining unprocessed claims of approximately $30 million. We have established our current best estimates for claims still being processed by AXA, as well as other expenses; however, there may be future adjustments to this estimate. If amounts are different from our estimate, it could result in an adjustment to our liability and an additional amount reflected in income (loss) from discontinued operations.
The following table presents the amounts owed to AXA under the settlement agreement reflected as liabilities related to discontinued operations in our consolidated balance sheets as of December 31:

(Amounts in millions)	British Pounds		U.S. Dollar
	2021	2020	2021	2020
Installment payments due to AXA:
June 2022:
Beginning balance	£159	£159	$217	$217
Prepayments (1)	(159)	—	(217)	—

Ending balance	—	159	—	217

September 2022:
Beginning balance	187	158	256	217
Amounts billed as future losses	45	29	61	39
Prepayments (1)	(232)	—	(324)	—
Foreign exchange and other	—	—	7	—

Ending balance	—	187	—	256

Total amounts due under the promissory note	—	346	—	473
Future claims:
Estimated beginning balance	79	107	108	146
Change in estimated future claims	(10)	1	(14)	1
Less: Amounts billed and included as mandatory prepayments	(45)	(29)	(61)	(39)
Less: Amounts paid	(2)	—	(3)	—

Estimated future billings	22	79	30	108

Total amounts due to AXA under the settlement agreement	£22	£425	$30	$581

(1)
On March 3, 2021, we completed the sale of Genworth Australia and received net proceeds of approximately AUD483 million ($370 million). The sale of Genworth Australia resulted in a mandatory principal payment of approximately £176 million ($245 million) related to our outstanding secured promissory note issued to AXA, dated as of July 20, 2020, as amended by the parties in connection with the Genworth Australia sale. On September 21, 2021, Genworth Holdings used a portion of the net proceeds from the minority IPO of Enact Holdings to repay the remaining outstanding balance of the secured promissory note of approximately £215 million ($296 million).

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

For the years ended December 31, 2021, 2020 and 2019, we recorded after-tax
income (loss) from discontinued operations of $4 million, $(572) million and $(110) million, respectively, related to the settlement agreement with AXA. To secure our obligation under the amended promissory note, Genworth Financial granted a 19.9% security interest in the outstanding common stock of Enact Holdings to AXA. AXA did not have the right to sell or repledge the collateral and was not entitled to any voting rights. Following the full repayment of the secured promissory note, AXA released its 19.9% security interest in the outstanding common shares of Enact Holdings. Accordingly, the collateral arrangement had no impact on our consolidated financial statements. Prior to the full repayment, the promissory note was also subject to certain mandatory prepayments, negative and affirmative covenants, restrictions imposed on the collateral, representations and warranties and customary events of default.
In the event AXA recovers amounts from third parties related to the mis-selling losses, including from the distributor responsible for the sale of the policies, we have certain rights to share in those recoveries to recoup payments for the underlying mis-selling losses. As of December 31, 2021, we have not recorded any amounts associated with recoveries from third parties.
In addition to the future claims still being processed under the settlement agreement, we also have an unrelated liability that is owed to AXA associated with underwriting losses on a product sold by a distributor in our former lifestyle protection insurance business. For the years ended December 31, 2021, 2020 and 2019, we recorded after-tax
income (loss) of $(4) million, $23 million and $—, respectively, associated with adjustments to the underwriting loss liability. As of December 31, 2021 and 2020, the balance of the liability is $4 million and $16 million, respectively, and is included as liabilities related to discontinued operations in our consolidated balance sheets. During the second quarter of 2021, we reached a settlement with AXA and made a cash payment of approximately €15 million ($18 million) for the amounts owed related to the underwriting loss liability. The remaining amount accrued as of December 31, 2021 represents our best estimate of amounts owed for a tax gross up associated with the underwriting losses.
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
Years Ended December 31, 2021, 2020 and 2019

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
(3)
Amount consists of cumulative losses on foreign currency translation adjustments of $369 million and deferred tax losses of $71 million, partially offset by unrealized investment gains of $115 million.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

A summary of operating results for Genworth Canada reported as discontinued operations was as follows for the year ended December 31, 2019:

(Amounts in millions)
Revenues:
Premiums	$466
Net investment income	132
Net investment gains (losses)	(13)

Total revenues	585

Benefits and expenses:
Benefits and other changes in policy reserves	79
Acquisition and operating expenses, net of deferrals	64
Amortization of deferred acquisition costs and intangibles	39
Interest expense (1)	50

Total benefits and expenses	232

Income before income taxes and loss on sale (2)	353
Provision for income taxes	111

Income before loss on sale	242
Loss on sale, net of taxes	(121)

Income from discontinued operations, net of taxes	121

Less: net income from discontinued operations attributable to noncontrolling interests	123

Loss from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$(2)

(1)
Interest on debt assumed by Brookfield and interest on debt that was repaid as a result of the sale of Genworth Canada was allocated and reported in discontinued operations. The Term Loan, owed by Genworth Holdings and secured by GFIH’s ownership interest in Genworth Canada’s outstanding common shares, was repaid in connection with the close of the Genworth Canada sale. Accordingly, interest expense related to the Term Loan of $
34
million was allocated and reported in discontinued operations.

(2)	The year ended December 31, 2019 includes pre-tax income from discontinued operations available to Genworth Financial, Inc.’s common stockholders of $186 million.

Schedule I
Genworth Financial, Inc.
Summary of Investments—Other Than Investments in Related Parties
(Amounts in millions)
As of December 31, 2021, the amortized cost or cost, fair value and carrying value of our invested assets were as follows:

Type of investment	Amortized cost or cost	Fair value	Carrying value
Fixed maturity securities:
Bonds:
U.S. government, agencies and authorities	$3,368	$4,552	$4,552
State and political subdivisions	2,982	3,450	3,450
Non-U.S. government	762	835	835
Public utilities	5,197	6,032	6,032
All other corporate bonds	40,302	45,611	45,611

Total fixed maturity securities	52,611	60,480	60,480
Equity securities	186	198	198
Commercial mortgage loans, net	6,830	xxxxx	6,830
Policy loans	2,050	xxxxx	2,050
Limited partnerships	1,314	xxxxx	1,900
Other invested assets (1)	440	xxxxx	820

Total investments	$63,431	xxxxx	$72,278

(1)
The amount shown in the consolidated balance sheet for other invested assets differs from amortized cost or cost presented, as other invested assets include certain assets with a carrying amount that differs from amortized cost or cost.

See Report of Independent Registered Public Accounting Firm

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Balance Sheets
(Amounts in millions)

	December 31,
	2021	2020
Assets:
Investments in subsidiaries	$15,517	$15,358
Deferred tax asset	4	13
Other assets	5	2

Total assets	$15,526	$15,373

Liabilities and stockholders’ equity
Liabilities:
Other liabilities	$4	$55
Intercompany notes payable	12	—

Total liabilities	16	55

Commitments and contingencies

Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	11,858	12,008
Accumulated other comprehensive income (loss)	3,861	4,425
Retained earnings	2,490	1,584
Treasury stock, at cost	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,510	15,318

Total liabilities and stockholders’ equity	$15,526	$15,373

See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Statements of Income
(Amounts in millions)

	Years ended December 31,
	2021	2020	2019
Revenues:
Net investment income	$(3)	$(3)	$(3)

Total revenues	(3)	(3)	(3)

Expenses:
Acquisition and operating expenses, net of deferrals	25	31	20
Interest expense	(1)	1	3

Total expenses	24	32	23

Loss before income taxes and equity in income of subsidiaries	(27)	(35)	(26)
Benefit from income taxes	(1)	(2)	(3)
Equity in income of subsidiaries	930	210	366

Income from continuing operations	904	177	343
Income from discontinued operations, net of taxes	—	1	—

Net income available to Genworth Financial, Inc.’s common stockholders	$904	$178	$343

See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Statements of Comprehensive Income
(Amounts in millions)

	Years ended December 31,
	2021	2020	2019
Net income available to Genworth Financial, Inc.’s common stockholders	$904	$178	$343
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(334)	764	—
Net unrealized gains (losses) on securities with an allowance for credit losses	6	(6)	—
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	859
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	2
Derivatives qualifying as hedges	(186)	209	221
Foreign currency translation and other adjustments	(24)	25	307

Total other comprehensive income (loss)	(538)	992	1,389

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$366	$1,170	$1,732

See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Statements of Cash Flows
(Amounts in millions)

	Years ended December 31,
	2021	2020	2019
Cash flows from (used by) operating activities:
Net income available to Genworth Financial, Inc.’s common stockholders	$904	$178	$343
Less income from discontinued operations, net of taxes	—	(1)	—
Adjustments to reconcile net income available to Genworth Financial, Inc.’s common stockholders to net cash from (used by) operating activities:
Equity in income from subsidiaries	(930)	(210)	(366)
Dividends from subsidiaries	—	—	250
Deferred income taxes	—	(1)	1
Stock-based compensation expense	40	39	26
Change in certain assets and liabilities:
Accrued investment income and other assets	(1)	2	—
Current tax liabilities	(5)	(1)	16
Other liabilities and other policy-related balances	(13)	11	(17)

Net cash from (used by) operating activities	(5)	17	253

Cash flows used by investing activities:
Intercompany notes receivable, net	—	(10)	(119)
Capital contributions paid to subsidiaries	(2)	(2)	(5)

Net cash used by investing activities	(2)	(12)	(124)

Cash flows from (used by) financing activities:
Intercompany notes payable, net	12	—	(122)
Other, net	(5)	(5)	(7)

Net cash from (used by) financing activities	7	(5)	(129)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—

Cash, cash equivalents and restricted cash at beginning of year	—	—	—

Cash, cash equivalents and restricted cash at end of year	$—	$—	$—

See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Notes to Schedule II
Years Ended December 31, 2021, 2020 and 2019
(1) Organization and Purpose
Genworth Holdings (formerly known as Genworth Financial, Inc.) was incorporated in Delaware in 2003 in preparation for an IPO of its common stock, which was completed on May 28, 2004. On April 1, 2013, Genworth Holdings completed a holding company reorganization pursuant to which Genworth Holdings became a direct, 100% owned subsidiary of a new public holding company that it had formed. The new public holding company was incorporated in Delaware on December 5, 2012, in connection with the reorganization, and was renamed Genworth Financial upon the completion of the reorganization.
Genworth Financial is a holding company whose subsidiaries offer mortgage and long-term care insurance products and service life insurance, as well as annuities and other investment products.
(2) Accounting Changes
On January 1, 2021, Genworth Financial adopted new accounting guidance related to simplifying the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. Genworth Financial adopted this new accounting guidance using the retrospective method or modified retrospective method for certain changes and prospective method for all other changes, which did not have a significant impact on Genworth Financial’s financial statements and disclosures.
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
(4) Income Taxes
As of December 31, 2021 and 2020, Genworth Financial had a deferred tax asset of $4 million and $13 million, respectively, primarily comprised of share-based compensation. Genworth Financial had a current income tax receivable of $2 million as of December 31, 2021 and a current income tax payable of $3 million as of December 31, 2020. Net cash received (paid) for taxes was $(4) million, $— and $21 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(5) Supplemental Cash Flow Information
In 2020, Genworth Financial forgave an intercompany loan of $129 million due from Genworth Holdings. The extinguishment of the loan between the related parties was treated as a non-cash
capital contribution to Genworth Holdings and accordingly had no impact on Genworth Financial’s cash flows for the year ended December 31, 2020.

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Notes to Schedule II
Years Ended December 31, 2021, 2020 and 2019

(6) Sale of Business
On December 1, 2015, Genworth Financial completed the sale of its lifestyle protection insurance business to AXA through its subsidiaries. In 2017, AXA sued GFIH, Genworth Financial’s wholly-owned indirect subsidiary, and Genworth Holdings for damages on an indemnity in the 2015 agreement related to alleged remediation it paid to customers who purchased PPI. On July 20, 2020, Genworth Holdings reached a settlement agreement related to losses incurred from mis-selling
complaints on policies sold from 1970 through 2004 and agreed to make payments for certain PPI mis-selling
claims, along with a significant portion of future claims that are still being processed. Under the settlement agreement, Genworth Holdings issued a secured promissory note to AXA and agreed to make deferred cash payments in two installments in 2022. The promissory note and associated loss from discontinued operations of $549 million reflected in Genworth Financial’s consolidated statement of income for the year ended December 31, 2020 related primarily to Genworth Holdings as it was the entity named as the primary defendant in the lawsuit and the obligor in the settlement agreement. Accordingly, the associated amounts reported as discontinued operations are included within equity in income of subsidiaries in the parent company statement of income for the year ended December 31, 2020.
In addition, Genworth Financial completed the sale of Genworth Australia and Genworth Canada on March 3, 2021 and December 12, 2019, respectively, through its subsidiaries. Income from discontinued operations related to the sale of these businesses is also included within equity in income of subsidiaries in the parent company statement of income for the periods presented herein.
Income from discontinued operations presented in the parent company statement of income for the year ended December 31, 2020 relates to tax adjustments incurred by Genworth Financial related to previously disposed businesses.

Schedule III
Genworth Financial, Inc.
Supplemental Insurance Information
(Amounts in millions)

Segment	Deferred Acquisition Costs	Future Policy Benefits	Policyholder Account Balances	Liability for Policy and Contract Claims	Unearned Premiums
December 31, 2021
Enact	$27	$—	$—	$641	$246
U.S. Life Insurance	1,008	41,526	16,343	11,183	423
Runoff	111	2	3,011	8	3
Corporate and Other	—	—	—	9	—

Total	$1,146	$41,528	$19,354	$11,841	$672

December 31, 2020
Enact	$29	$—	$—	$555	$307
U.S. Life Insurance	1,319	42,693	18,385	10,908	465
Runoff	139	2	3,118	12	3
Corporate and Other	—	—	—	11	—

Total	$1,487	$42,695	$21,503	$11,486	$775

See Report of Independent Registered Public Accounting Firm

Schedule III—Continued
Genworth Financial, Inc.
Supplemental Insurance Information
(Amounts in millions)

Segment	Premium Revenue	Net Investment Income	Interest Credited and Benefits and Other Changes in Policy Reserves	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written
December 31, 2021
Enact	$975	$141	$125	$9	$287	$914
U.S. Life Insurance	2,454	3,029	4,576	318	887	2,419
Runoff	—	194	189	19	54	—
Corporate and Other	6	6	1	—	186	7

Total	$3,435	$3,370	$4,891	$346	$1,414	$3,340

December 31, 2020
Enact	$971	$133	$381	$14	$231	$894
U.S. Life Insurance	2,858	2,878	5,164	400	643	2,837
Runoff	—	210	214	23	48	—
Corporate and Other	7	6	4	—	234	7

Total	$3,836	$3,227	$5,763	$437	$1,156	$3,738

December 31, 2019
Enact	$856	$117	$50	$9	$197	$818
U.S. Life Insurance	2,861	2,852	5,398	340	653	2,834
Runoff	—	187	185	16	54	—
Corporate and Other	8	8	3	—	279	8

Total	$3,725	$3,164	$5,636	$365	$1,183	$3,660

See Report of Independent Registered Public Accounting Firm

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
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
February 28, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors Genworth Financial, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Genworth Financial, Inc.’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Richmond, Virginia February 28, 2022

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2021
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The following table sets forth certain information concerning our executive officers:

Name	Age	Positions
Thomas J. McInerney	65	President and Chief Executive Officer
Daniel J. Sheehan IV	56	Executive Vice President, Chief Financial Officer and Chief Investment Officer
Rohit Gupta	47	President and Chief Executive Officer, Enact
Brian K. Haendiges	61	Executive Vice President, U.S. Life Insurance
Melissa Hagerman	54	Executive Vice President and Chief Human Resources Officer
Gregory S. Karawan	57	Executive Vice President and General Counsel
G. Kent Conrad	73	Director, member of Nominating and Corporate Governance and Risk Committees
Karen E. Dyson	62	Director, member of Management Development and Compensation and Audit Committees
Jill R. Goodman	55	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees
Melina E. Higgins	54	Non-Executive Chair of the Board, member of Audit and Management Development and Compensation Committees
Howard D. Mills, III	57	Director, member of Nominating and Corporate Governance and Risk Committees
Debra J. Perry	70	Director, member of Audit and Risk Committees
Robert P. Restrepo Jr.	71	Director, member of Audit and Management Development and Compensation Committees
Ramsey D. Smith	54	Director, member of Nominating and Corporate Governance and Risk Committees
Executive Officers and Directors
The following sets forth certain biographical information with respect to our executive officers and directors listed above.
Thomas J. McInerney
has been our President and Chief Executive Officer and a director since January 2013. Before joining our Company, Mr. McInerney had served as a Senior Advisor to the Boston Consulting Group from June 2011 to December 2012, providing consulting and advisory services to leading insurance and financial services companies in the United States and Canada. From October 2009 to December 2010, Mr. McInerney was a member of ING Groep’s Management Board for Insurance, where he was the Chief Operating Officer of ING’s insurance and investment management business worldwide. Prior to that, he served in a variety of senior roles with ING Groep NV after serving in many leadership positions with Aetna, where he began his career as an insurance underwriter in June 1978. Mr. McInerney has served as a director of Enact Holdings, a majority owned subsidiary of Genworth Financial, since the IPO in September 2021. He is also on the boards of the Richmond Performing Arts Alliance, Virginia Learns, Reves International Center at William & Mary, and VA Ready. Mr. McInerney is a member of the American Council of Life Insurers and serves, and has served, on its CEO Steering Committees and Board. Mr. McInerney received a B.A. in Economics with Honors from Colgate University and an M.B.A. from the Tuck School of Business at Dartmouth College and serves on Tuck’s Board of Advisors.
Daniel J. Sheehan IV
is our Executive Vice President, Chief Financial Officer & Chief Investment Officer. In August 2020, he was appointed as our Executive Vice President and Chief Financial Officer while maintaining his title as Chief Investment Officer, a role he has held since April 2012. From January 2009 to April 2012, he served as our Vice President with responsibilities that included oversight of the Company’s insurance investment portfolios. From January 2008 through December 2008, Mr. Sheehan had management responsibilities of the Company’s portfolio management team, including fixed-income trading. From December 1997 through December 2007, Mr. Sheehan served in various capacities with the Company and/or its predecessor including roles with oversight responsibilities for the investments real estate team, as risk manager of the insurance portfolios and as risk manager of the portfolio management team. Prior to joining our Company, Mr. Sheehan had been with Sun Life of Canada from 1993 to 1997 as a Property Investment Officer in the Real Estate Investments group. Prior thereto, he was with Massachusetts Laborers Benefit Fund from 1987 to 1993, as an auditor and auditing supervisor. He has served as a director of Enact Holdings, a majority-owned subsidiary of Genworth Financial, since the IPO in September 2021. Mr. Sheehan graduated from Harvard University with a B.A. in Economics and later received an M.B.A. in Finance from Babson College.
Rohit Gupta
has served as the President and Chief Executive Officer of Enact Holdings, a majority-owned subsidiary of Genworth Financial, since March 2013, as a Director of Enact Holdings since the IPO in September 2021 and as President and Chief Executive Officer of the Company’s U.S. mortgage insurance business since May 2012. Mr. Gupta also served as the Company’s Executive Vice President—Enact from May 2021 to September 2021, the Company’s Executive Vice President—U.S. Mortgage Insurance from February 2021 to May 2021, and as a Vice President of the Company from April 2013 to February 2021. Prior to that he held positions of Chief Commercial Officer from September 2009 to May 2012 and Senior Vice President, Products, Intelligence and Strategy from October 2007 to September 2009 in the Company’s U.S. mortgage insurance business. He also held various management positions with GE Mortgage Insurance beginning in 2003 and was a product manager for GE Capital. Mr. Gupta began his career with FedEx Corporation in Strategic Marketing, where he was responsible for competitive intelligence and market analysis supporting FedEx senior management. Mr. Gupta serves on the boards of the Mortgage Bankers Association Residential Board of Governors and the Housing Policy Executive Council. He also served as Chairman and remains a board member of the U.S. Mortgage Insurers trade association and served on the board of Genworth Canada from June 2016 to December 2019. Mr. Gupta received an undergraduate degree in Computer Science & Technology from Indian Institute of Technology and received an M.B.A. in Finance from University of Illinois at Urbana Champaign.
Brian K. Haendiges
has been our Executive Vice President—U.S. Life Insurance since November 2021. Prior to that, he had served as our Executive Vice President—U.S. Life Insurance & Chief Risk Officer since February 2021. Mr. Haendiges joined our Company as our Executive Vice President and Chief Risk Officer in September 2020 and served in that position until February 2021 when he also became responsible for our U.S. Life Insurance segment. Before joining our Company, Mr. Haendiges was the President and Owner of HAE Consulting, a firm established to expand the institutional investment products business and advise on retirement blocks, from April 2020 to September 2020. Mr. Haendiges served in various roles at MassMutual through June 2019, including Senior Vice President and Head, U.S. Pricing and Product Management (2016 to 2019), Senior Vice President and Head, Retirement Services Investments (2014 to 2016), and Head of Strategic Market Development, Investments (2010 to 2014). Prior to that, he served in a variety of senior roles at ING Groep NV from 2000 to 2009 after managing governmental and stable value business lines at Aetna. Mr. Haendiges is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries. Mr. Haendiges graduated from Worcester Polytechnic Institute with a B.S. in Actuarial Science.
Melissa Hagerman
has been our Executive Vice President and Chief Human Resources Officer since January 2022. Prior to that, she served as a Human Resources leader for the Company’s corporate and investment functions since February 2018. Ms. Hagerman previously served as Director, Human Resources for the Company’s U.S. Life Insurance segment and corporate finance function from June 2014 to January 2018, as Director, Human Resources for the corporate finance and global risk functions from July 2011 to March 2013, and as a senior client manager from March 2010 to July 2011. Ms. Hagerman has also held human resources positions at Carmax from March 2013 to June 2014 and Circuit City from July 2007 to February 2009. Ms. Hagerman received a B.S. in Human Resources Management from the University of Richmond, and graduated from the Tuck Global Leadership Program through Dartmouth College in 2019.

Gregory S. Karawan
has been our Executive Vice President and General Counsel since January 2022. Prior to that, he served as a Vice President of the Company since June 2008 and as General Counsel of our U.S. Life Insurance segment since January 2007. Mr. Karawan joined the Company in 2000 as global chief litigation counsel, a position he held intermittently and then continuously after January 2008. Prior to joining to the Company, Mr. Karawan worked at the law firm of Sonnenschein Nath and Rosenthal. Mr. Karawan received a B.A. in economics from State University of New York Binghamton and a J.D. from Fordham Law School.
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
Jill R. Goodman
has served as a member of our board of directors since March 2021. Ms. Goodman is currently Managing Director of Foros Advisors LLC, a strategic financial and mergers and acquisitions advisory firm, a position she has held since November 2013. Previously, she served as a Managing Director and Head, Special Committee and Fiduciary Practice—U.S. at Rothschild from 2010 to October 2013. From 1998 to 2010, Ms. Goodman was with Lazard in the Mergers & Acquisitions and Strategic Advisory Group, most recently as Managing Director. Ms. Goodman advises companies and special committees with regard to mergers and acquisitions. Ms. Goodman has served as a director of Cboe Global Markets, a financial exchange and data company, since 2012 and as a director of Cover Genius, a global insurance technology company, since February 2022. Ms. Goodman graduated magna cum laude from Rice University with a B.A. degree. She received her J.D. degree, with honors, from the University of Chicago Law School.
Melina E. Higgins
has served as a member of our board of directors since September 2013 and Non-Executive Chair of the Board since May 2021. Ms. Higgins retired in 2010 from a nearly 20-year career at The Goldman Sachs Group Inc., where she served as a Managing Director from 2001 and a Partner from 2002. During her tenure at Goldman Sachs, Ms. Higgins served as Head of the Americas for Private Debt and Co-Chairperson of the Investment Advisory Committee for the GS Mezzanine Partners funds, which managed over $30 billion of assets. She also served as a member of the Investment Committee for the Principal Investment Area, which oversaw and approved global private equity and private debt investments. Goldman’s Principal Investment Area was one of the largest alternative asset managers in the world. Ms. Higgins has served as a director of Viatris Inc since November 2020. She previously served on the boards of Mylan N.V. from February 2013 to November 2020 and NextGen Acquisition Corp. II from March 2021 to December 2021. Ms. Higgins has also served as Non- Executive Chair of the board of Antares Midco, Inc. since January 2016 and is a member of the Women’s Leadership Board of Harvard University’s John F. Kennedy School of Government. Ms. Higgins received a B.A. in Economics and Spanish from Colgate University and an M.B.A. from Harvard Business School.

Howard D. Mills, III
has served as a member of our board of directors since March 2021. Mr. Mills is currently Executive Vice President of Business Development and External Affairs of beeXact, a software engineering company. He also currently serves as an independent Senior Advisor to McKinsey & Company, where he advises boards and executives on U.S. and global regulatory and reputational risk, enterprise risk management (ERM) matters, environmental, social, and governance (ESG) matters, crisis management, executive positioning and strategy. Mr. Mills had a 12-year career at Deloitte LLP, where he served as Managing Director and Global Insurance Regulatory Leader from 2007 until May 2019. During his tenure at Deloitte, Mr. Mills served Deloitte’s largest insurance clients, both in the U.S. and globally. Prior to his management consulting career, Mr. Mills served as the Superintendent of the New York State Insurance Department from January 2006 until December 2007. Mr. Mills served three terms in the New York State Assembly from 1999 to 2004, where he was an active member of the National Council of Insurance Legislators and rose to become Deputy Minority Leader. Mr. Mills has served as a director of The Doctors Company since May 2019, the largest physician-owned medical malpractice insurer in the U.S., and currently serves on its audit committee. Mr. Mills previously served on the board of directors of Ensight, a cloud-based insurance sales platform from June 2019 to January 2022. Mr. Mills currently serves as President and a Director of the Insurance Federation of New York and as a Trustee of The Institutes Griffith Insurance Education Foundation. Mr. Mills received a B.A. in political science from Marist College and his M.A. in public administration from The American University. He is also a National Association of Corporate Directors Governance Fellow.
Debra J. Perry
has served as a member of our board of directors since December 2016. Ms. Perry worked at Moody’s Corporation from 1992 to 2004. From 2001 to 2004, Ms. Perry was a senior managing director in the Global Ratings and Research Unit of Moody’s Investors Service, Inc. where she oversaw the Americas Corporate Finance and U.S. Public Finance Groups. From 1999 to 2001, Ms. Perry served as Chief Administrative Officer and Chief Credit Officer, and from 1996 to 1999, she was a group managing director for the Finance, Securities and Insurance Rating Groups of Moody’s Corporation. Ms. Perry has served as a director of Assurant, Inc., a provider of risk management solutions, since August 2017 and as risk committee chair since May 2019, and as a director of Korn/Ferry International, a talent management and executive search firm, since 2008, and as chair of the audit committee since 2010. She has also served as a director of The Bernstein Funds (which currently oversees the Sanford C. Bernstein Fund, the Bernstein Fund and the Alliance Multi-Manager Alternative Fund) since July 2011 and has served as chair since July 2018. She was a member of the board of PartnerRe, a Bermuda-based reinsurance company, from June 2013 to March 2016. She was also a trustee of the Bank of America Funds from June 2011 until April 2016. Ms. Perry served on the board of directors of CNO Financial Group, Inc. from 2004 to 2011. In 2014, Ms. Perry was named to the National Association of Corporate Directors’ Directorship 100, which recognizes the most influential people in the boardroom and corporate governance community. From September 2012 to December 2014, Ms. Perry served as a member of the Executive Committee of the Committee for Economic Development (“CED”) in Washington, D.C. a non-partisan, business-led public policy organization, until its merger with the Conference Board, and she continues as a member of CED. Ms. Perry received her B.A. in History from the University of Wisconsin and her M.A. in European History from Yale University.
Robert P. Restrepo Jr.
has served as a member of our board of directors since December 2016. Mr. Restrepo retired from State Auto Financial Corporation in 2015, having served as its Chairman from 2006 to December 2015 and as its President and Chief Executive Officer from 2006 to May 2015. Mr. Restrepo has over 40 years of insurance industry experience, having held executive roles at Main Street America Group, Hanover Insurance Group Inc. (formerly Allmerica Financial Corp), Travelers and Aetna. Mr. Restrepo has served as a director of RLI Corp., a property and casualty insurance company, since July 2016 and of Enact Holdings, a majority-owned subsidiary of Genworth Financial, since the IPO in September 2021. He also previously served as a director of Majesco, a provider of insurance software and consulting services, from August 2015 until September 2020. Mr. Restrepo also currently serves on the board of directors of The Larry H. Miller Group of Companies. Mr. Restrepo received a B.A. in English from Yale University.

Ramsey D. Smith
has served as a member of our board of directors since March 2021. Mr. Smith is the founder and CEO of ALEX.fyi, a retirement solutions company. Before founding ALEX.fyi in 2016, Mr. Smith spent over two decades at Goldman Sachs, most recently as Managing Director, Equity Derivative Sales, Head of Insurance. Mr. Smith is active in philanthropic activities, including serving as Vice Chairman of the Board of Sponsors for Educational Opportunity. Mr. Smith received an A.B. degree in Romance Languages and Literature from Princeton University and an M.B.A. from Harvard Business School.
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

Report of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule I—Summary of Investments—Other Than Investments in Related Parties

Schedule II—Financial Statements of Genworth Financial, Inc. (Parent Only)

Schedule III—Supplemental Insurance Information

3. Exhibits

Number	Description

2.1	Agreement and Plan of Merger, dated as of April 1, 2013, among Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Sub XLVI, Inc. (renamed Genworth Financial, Inc.) and Sub XLII, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 1, 2013)

2.2	Offer Management Agreement, dated as of April 23, 2014, among Genworth Mortgage Insurance Australia Limited, Genworth Financial, Inc., Genworth Financial Mortgage Insurance Pty Limited, Genworth Financial Mortgage Indemnity Limited and the joint lead managers named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 21, 2014)

2.3	Agreement and Plan of Merger, dated October 21, 2016, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd. and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 24, 2016)

2.3.1	Waiver and Agreement, dated as of August 21, 2017, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd. and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 21, 2017)

2.3.2	Second Waiver and Agreement, dated as of November 29, 2017, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd. and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 29, 2017

2.3.3	Third Waiver and Agreement, dated as of February 23, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 26, 2018)

2.3.4	Fourth Waiver and Agreement, dated as of March 27, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on March 27, 2018)

2.3.5	Fifth Waiver and Agreement, dated as of June 28, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 28, 2018)

2.3.6	Sixth Waiver and Agreement, dated as of August 14, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 14, 2018)

2.3.7	Seventh Waiver and Agreement, dated as of November 30, 2018, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 30, 2018)

2.3.8	Eighth Waiver and Agreement, dated as of January 30, 2019, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 30, 2019)

2.3.9	Ninth Waiver and Agreement, dated as of March 14, 2019, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on March 14, 2019)

Number	Description

2.3.10	Tenth Waiver and Agreement, dated as of April 29, 2019, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 29, 2019)

2.3.11	Eleventh Waiver and Agreement, dated as of June 30, 2019, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 1, 2019)

2.3.12	Twelfth Waiver and Agreement, dated as of August 12, 2019, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 13, 2019)

2.3.13	Thirteenth Waiver and Agreement, dated as of December 22, 2019, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 23, 2019)

2.3.14	Fourteenth Waiver and Agreement, dated as of March 31, 2020, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on March 31, 2020)

2.3.15	Fifteenth Waiver and Agreement, dated as of June 30, 2020, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 30, 2020)

2.3.16	Sixteenth Waiver and Agreement, dated as of September 30, 2020, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 1, 2020)

2.3.17	Seventeenth Waiver and Agreement, dated as of November 30, 2020, by and among Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd., and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 30, 2020)

2.4	Share Purchase Agreement by and among Genworth Financial, Inc., Genworth Financial International Holdings, LLC, Genworth Mortgage Insurance Corporation, Brookfield BBP Canada Holdings Inc. and Brookfield Business Partners L.P., dated August 12, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 13, 2019)

3.1	Amended and Restated Certificate of Incorporation of Genworth Financial, Inc., dated as of April 1, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 1, 2013)

3.2	Amended and Restated Bylaws of Genworth Financial, Inc., dated as of May 20, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 21, 2021)

4.1	Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

4.2	Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 14, 2006)

Number	Description

4.3	First Supplemental Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 14, 2006)

4.4	Second Supplemental Indenture, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 1, 2013)

4.5	Third Supplemental Indenture, dated as of March 18, 2016, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 22, 2016)

4.6	Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York (successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.7	Supplemental Indenture No. 1, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York (successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.8	Supplemental Indenture No. 9, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2013)

4.9	Supplemental Indenture No. 11, dated as of December 10, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 10, 2013)

4.10	Supplemental Indenture No. 12, dated as of March 18, 2016, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and JPMorgan Chase Bank, N.A. (succeeded by The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 22, 2016)

4.11	Supplemental Indenture No. 13, dated as of October 3, 2018, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and JPMorgan Chase Bank, N.A. (succeeded by The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 4, 2018)

4.12	Description of Registrant’s Capital Stock (incorporated by reference to Exhibit 4.15 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.1	Master Agreement, dated April 23, 2014, between Genworth Financial, Inc. and Genworth Mortgage Insurance Company Australia Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014)

Number	Description

10.2	Shareholder Agreement, dated May 21, 2014, among Genworth Mortgage Insurance Australia Limited, Brookfield Life Assurance Company Limited, Genworth Financial International Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.2.1	Accession and Retirement Deed, dated September 15, 2015, among Genworth Financial International Holdings, Inc., Genworth Holdings, Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. and Genworth Mortgage Insurance Australia Limited (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

10.2.2	Accession and Retirement Deed, dated October 1, 2015, among Genworth Financial International Holdings, LLC, Genworth Holdings, Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. and Genworth Mortgage Insurance Australia Limited (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

10.3	Restated Tax Matters Agreement, dated as of February 1, 2006, by and among General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc., GEI, Inc. and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.3.1	Consent and Agreement to Become a Party to Restated Tax Matters Agreement, dated April 1, 2013, among Genworth Financial, Inc., Genworth Holdings, Inc., General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc. and GEI, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 1, 2013)

10.4	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (No. 333-112009) (the “Registration Statement”))

10.4.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.5	Coinsurance Agreement, dated as of April 15, 2004, by and between Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Registration Statement)

10.5.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.7.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.6	Coinsurance Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.13 to the Registration Statement)

10.6.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.7	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Registration Statement)

10.7.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.9.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

Number	Description

10.7.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.8	Coinsurance Agreement, dated as of April 15, 2004, by and between American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.15 to the Registration Statement)

10.8.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.8.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.12.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.9	Coinsurance Agreement, dated as of April 15, 2004, between First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.54 to the Registration Statement)

10.9.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.10	Retrocession Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.16 to the Registration Statement)

10.10.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.12.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.11	Retrocession Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.17 to the Registration Statement)

10.11.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.13.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.11.2	Third Amendment to Retrocession Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.12	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.18 to the Registration Statement)

10.12.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.12.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.13	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.19 to the Registration Statement)

10.13.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.13.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

Number	Description

10.13.3	Third Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.16.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.14	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.48 to the Registration Statement)

10.15	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.51 to the Registration Statement)

10.16	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.53 to the Registration Statement)

10.17	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Insurance Company, American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.49 to the Registration Statement)

10.18	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.50 to the Registration Statement)

10.19	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and The Bank of New York (incorporated by reference to Exhibit 10.52 to the Registration Statement)

10.20	Trust Agreement, dated as of December 1, 2009, among Union Fidelity Life Insurance Company, Genworth Life Insurance Company of New York and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.21	Capital Maintenance Agreement, dated as of January 1, 2004, by and between Union Fidelity Life Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.21 to the Registration Statement)

10.21.1	Amendment No. 1 to Capital Maintenance Agreement, dated as of December 1, 2013, by and between General Electric Capital Corporation and Union Fidelity Life Insurance Company (received by Genworth Financial, Inc. with all required signatures for effectiveness from General Electric Capital Corporation and Union Fidelity Life Insurance Company in February 2015) (incorporated by reference to Exhibit 10.27.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014

10.22	Replacement Capital Covenant, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2006)

10.23	Assignment and Assumption Agreement, dated as of April 1, 2013, between Genworth Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2013)

Number	Description

10.24§	2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registration Statement)

10.24.1§	First Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.24.2§	Second Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2009)

10.25§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial, Inc. U.K. Share Incentive Plan (incorporated by reference to Exhibit 10.52.7 to the Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10.26§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial U.K. Share Option Plan (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.27§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.1 to the Current Report on Form 8-K filed on December 30, 2004)

10.27.1§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (for grants after January 1, 2010) (incorporated by reference to Exhibit 10.34.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.27.2§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011)

10.28§	2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2012)

10.28.1§	First Amendment to the 2012 Genworth Financial, Inc. Omnibus Incentive Plan, dated as of December 12, 2017 (incorporated by reference to Exhibit 10.34.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017)

10.28.2§	Form of Deferred Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the period ended June 30, 2012)

10.28.3§	Form of Stock Appreciation Rights with a Maximum Share Value—Executive Officer Retention Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 1, 2012)

10.28.4§	Stock Appreciation Rights with a Maximum Share Value—CEO New Hire Grant under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.32.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.28.5§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015)

10.29§	Amendment to Stock Options and Stock Appreciation Rights under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan and the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the period ended June 30, 2013)

Number	Description

10.30§	Policy Regarding Personal Use of Non-Commercial Aircraft by Executive Officers (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed on July 21, 2006)

10.31§	Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 6, 2005)

10.31.1§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.31.2§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.38.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.32§	Amended and Restated Genworth Financial, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.33§	Amended and Restated Genworth Financial, Inc. Retirement and Savings Restoration Plan (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.34§	Amended and Restated Genworth Financial, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.35§	Form of Restricted Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2016)

10.36§	Form of 2018-2020 Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2018)

10.37§	Form of 2018-2020 Performance Cash Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2018)

10.38§	Form of Cash Retention Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2018)

10.39§	Form of 2017-2019 Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2017)

10.40§	2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly report filed on Form 10-Q for the period ended June 30, 2019)

10.41§	Form of 2019-2021 Performance Stock Unit Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly report filed on Form 10-Q for the period ended June 30, 2019)

10.42§	Form of Restricted Stock Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly report filed on Form 10-Q for the period ended June 30, 2019)

10.43§	Form of Cash-Based Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly report filed on Form 10-Q for the period ended June 30, 2019)

Number	Description

10.44§	Amended and Restated Genworth Financial, Inc. Leadership Life Insurance Plan (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

10.45§	Form of 2020-2022 Performance Stock Unit Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2020)

10.46§	Form of 2020-2022 Restricted Stock Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2020)

10.47§	Form of 2020-2022 Cash Based Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2020)

10.48	Secured Promissory Note, dated as of July 20, 2020, issued by Genworth Financial, Inc. and Genworth Financial International Holdings, LLC to AXA S.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 20, 2020)

10.49§	Separation Agreement and Release, dated October 5, 2020, between Genworth Financial, Inc. and Kelly Groh (incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

10.50	Amendment No. 1 to AXA Note, by and among Genworth Financial, Inc., Genworth Financial International Holdings, LLC and AXA S.A., dated as of February 25, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 1, 2021)

10.51§	Form of 2021-2023 Performance Stock Unit Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

10.52§	Form of 2021-2023 Restricted Stock Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

10.53§	Form of 2021-2023 Cash Based Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

10.54§	2021 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2021)

10.55§	Separation Agreement and Release, dated January 25, 2021, between Genworth Financial, Inc. and Kevin Schneider (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2021)

10.56	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2021)

10.57§	Amended and Restated Genworth Financial, Inc. 2014 Change of Control Plan (filed herewith)

10.58§	Amended and Restated Genworth Financial, Inc. Senior Executive Severance Plan (filed herewith)

10.59§	Form of 2022-2024 Performance Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

10.60§	Form of 2022-2024 Restricted Stock Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

21	Subsidiaries of the registrant (filed herewith)

23	Consent of KPMG LLP (filed herewith)

24	Powers of Attorney (filed herewith)

Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Thomas J. McInerney (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Daniel J. Sheehan IV (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Daniel J. Sheehan IV (filed herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL

§	Management contract or compensatory plan or arrangement.
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
Dated: February 28, 2022

GENWORTH FINANCIAL, INC.

By:	/s/ Thomas J. McInerney
Name:	Thomas J. McInerney
Title:	President and Chief Executive Officer; Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Dated: February 28, 2022

/s/ Thomas J. McInerney Thomas J. McInerney	President and Chief Executive Officer; Director (Principal Executive Officer)

/s/ Daniel J. Sheehan IV Daniel J. Sheehan IV	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Matthew D. Farney Matthew D. Farney	Vice President and Controller (Principal Accounting Officer)

* G. Kent Conrad	Director

* Karen E. Dyson	Director

* Jill R. Goodman	Director

* Howard D. Mills, III	Director

* Debra J. Perry	Director

* Robert P. Restrepo Jr.	Director

* Ramsey D. Smith	Director

* Melina E. Higgins	Director

**By	/s/ Thomas J. McInerney
Thomas J. McInerney Attorney-in-Fact