Form 10-Q
period 2022-03-31
GENWORTH FINANCIAL INC
filed 2022-05-05
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of April 26, 2022, 510,505,341 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value and share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $52,280 and $52,611 and allowance for credit losses of $— as of March 31, 2022 and December 31, 2021)	$55,027	$60,480
Equity securities, at fair value	230	198
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4 as of March 31, 2022 and December 31, 2021)	6,938	6,856
Less: Allowance for credit losses	(25)	(26)

Commercial mortgage loans, net	6,913	6,830
Policy loans	2,028	2,050
Limited partnerships	2,007	1,900
Other invested assets	671	820

Total investments	66,876	72,278
Cash, cash equivalents and restricted cash	1,291	1,571
Accrued investment income	696	647
Deferred acquisition costs	1,310	1,146
Intangible assets	159	143
Reinsurance recoverable	16,821	16,868
Less: Allowance for credit losses	(57)	(55)

Reinsurance recoverable, net	16,764	16,813
Other assets	440	388
Deferred tax asset	421	119
Separate account assets	5,530	6,066

Total assets	$93,487	$99,171

Liabilities and equity
Liabilities:
Future policy benefits	$38,897	$41,528
Policyholder account balances	18,197	19,354
Liability for policy and contract claims	11,833	11,841
Unearned premiums	639	672
Other liabilities	1,416	1,511
Long-term borrowings	1,819	1,899
Separate account liabilities	5,530	6,066
Liabilities related to discontinued operations	4	34

Total liabilities	78,335	82,905

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 598 million and 596 million shares issued as of March 31, 2022 and December 31, 2021, respectively; 510 million and 508 million shares outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	11,857	11,858
Accumulated other comprehensive income (loss)	2,610	3,861
Retained earnings	2,639	2,490
Treasury stock, at cost (88 million shares as of March 31, 2022 and December 31, 2021)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,407	15,510
Noncontrolling interests	745	756

Total equity	15,152	16,266

Total liabilities and equity	$93,487	$99,171

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2022	2021
Revenues:
Premiums	$931	$968
Net investment income	764	801
Net investment gains (losses)	28	33
Policy fees and other income	169	183

Total revenues	1,892	1,985

Benefits and expenses:
Benefits and other changes in policy reserves	1,139	1,218
Interest credited	125	131
Acquisition and operating expenses, net of deferrals	271	275
Amortization of deferred acquisition costs and intangibles	92	77
Interest expense	26	51

Total benefits and expenses	1,653	1,752

Income from continuing operations before income taxes	239	233
Provision for income taxes	58	59

Income from continuing operations	181	174
Income (loss) from discontinued operations, net of taxes	(2)	21

Net income	179	195
Less: net income from continuing operations attributable to noncontrolling interests	30	—
Less: net income from discontinued operations attributable to noncontrolling interests	—	8

Net income available to Genworth Financial, Inc.’s common stockholders	$149	$187

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$151	$174
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(2)	13

Net income available to Genworth Financial, Inc.’s common stockholders	$149	$187

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.30	$0.35

Diluted	$0.29	$0.34

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.29	$0.37

Diluted	$0.29	$0.37

Weighted-average common shares outstanding:
Basic	508.3	506.0

Diluted	517.4	513.8

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three months ended
	March 31,
	2022	2021
Net income	$179	$195

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(1,051)	(322)
Net unrealized gains (losses) on securities with an allowance for credit losses	—	2
Derivatives qualifying as hedges	(236)	(419)
Foreign currency translation and other adjustments	(5)	136

Total other comprehensive income (loss)	(1,292)	(603)

Total comprehensive loss	(1,113)	(408)
Less: comprehensive income (loss) attributable to noncontrolling interests	(11)	155

Total comprehensive loss available to Genworth Financial, Inc.’s common stockholders	$(1,102)	$(563)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)
(Unaudited)

	Three months ended March 31, 2022
						Total
						Genworth
			Accumulated			Financial,
		Additional	other		Treasury	Inc.’s
	Common	paid-in	comprehensive	Retained	stock, at	stockholders’	Noncontrolling	Total
	stock	capital	income (loss)	earnings	cost	equity	interests	equity
Balances as of December 31, 2021	$1	$11,858	$3,861	$2,490	$(2,700)	$15,510	$756	$16,266
Comprehensive income (loss):
Net income	—	—	—	149	—	149	30	179
Other comprehensive loss, net of taxes	—	—	(1,251)	—	—	(1,251)	(41)	(1,292)

Total comprehensive loss						(1,102)	(11)	(1,113)
Stock-based compensation expense and exercises and other	—	(1)	—	—	—	(1)	—	(1)

Balances as of March 31, 2022	$1	$11,857	$2,610	$2,639	$(2,700)	$14,407	$745	$15,152

	Three months ended March 31, 2021
						Total
						Genworth
			Accumulated			Financial,
		Additional	other		Treasury	Inc.’s
	Common	paid-in	comprehensive	Retained	stock, at	stockholders’	Noncontrolling	Total
	stock	capital	income (loss)	earnings	cost	equity	interests	equity
Balances as of December 31, 2020	$1	$12,008	$4,425	$1,584	$(2,700)	$15,318	$502	$15,820
Sale of business that included noncontrolling interests	—	—	—	—	—	—	(657)	(657)
Comprehensive income (loss):
Net income	—	—	—	187	—	187	8	195
Other comprehensive income (loss), net of taxes	—	—	(750)	—	—	(750)	147	(603)

Total comprehensive income (loss)						(563)	155	(408)
Stock-based compensation expense and exercises and other	—	3	—	—	—	3	—	3

Balances as of March 31, 2021	$1	$12,011	$3,675	$1,771	$(2,700)	$14,758	$—	$14,758

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Three months ended
	March 31,
	2022	2021
Cash flows from (used by) operating activities:
Net income	$179	$195
Less (income) loss from discontinued operations, net of taxes	2	(21)
Adjustments to reconcile net income to net cash used by operating activities:
Amortization of fixed maturity securities discounts and premiums	(34)	(32)
Net investment (gains) losses	(28)	(33)
Charges assessed to policyholders	(150)	(159)
Acquisition costs deferred	(2)	(2)
Amortization of deferred acquisition costs and intangibles	92	77
Deferred income taxes	57	59
Derivative instruments, limited partnerships and other	(105)	(113)
Stock-based compensation expense	10	11
Change in certain assets and liabilities:
Accrued investment income and other assets	(43)	(58)
Insurance reserves	249	326
Current tax liabilities	—	(4)
Other liabilities, policy and contract claims and other policy-related balances	(289)	(319)
Cash used by operating activities — discontinued operations	(30)	(174)

Net cash used by operating activities	(92)	(247)

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	730	1,031
Commercial mortgage loans	115	129
Limited partnerships and other invested assets	51	44
Proceeds from sales of investments:
Fixed maturity and equity securities	581	777
Purchases and originations of investments:
Fixed maturity and equity securities	(969)	(1,647)
Commercial mortgage loans	(197)	(142)
Limited partnerships and other invested assets	(137)	(91)
Short-term investments, net	(50)	28
Policy loans, net	14	3
Proceeds from sale of business, net of cash transferred	—	270
Cash used by investing activities — discontinued operations	—	(67)

Net cash from investing activities	138	335

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	159	176
Withdrawals from universal life and investment contracts	(418)	(578)
Repayment and repurchase of long-term debt	(82)	(470)
Other, net	15	92

Net cash used by financing activities	(326)	(780)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $— and $(1) related to discontinued operations)	—	—

Net change in cash, cash equivalents and restricted cash	(280)	(692)
Cash, cash equivalents and restricted cash at beginning of period	1,571	2,656

Cash, cash equivalents and restricted cash at end of period	1,291	1,964
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$1,291	$1,964

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
The accompanying unaudited condensed financial statements include on a consolidated basis the accounts of Genworth Financial and its affiliate companies in which it holds a majority voting interest or power to direct activities of certain variable interest entities (“VIE”), which on a consolidated basis is referred to as “Genworth,” the “Company,” “we,” “us” or “our” unless the context otherwise requires. All intercompany accounts and transactions have been eliminated in consolidation. References to “Genworth Financial” refer solely to Genworth Financial, Inc., and not to any of its consolidated subsidiaries.
We operate our business through the following three operating segments:

•
Enact.
Our Enact segment predominantly includes Enact Holdings, Inc., (“Enact Holdings”) and its mortgage insurance subsidiaries. Through Enact Holdings, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans at specified coverage percentages (“primary mortgage insurance”). Enact Holdings also selectively enters into insurance transactions with lenders and investors, under which it insures a portfolio of loans at or after origination (“pool mortgage insurance”).

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
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

statements and related notes contained in our 2021 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.
The impact of the ongoing coronavirus pandemic (“COVID-19”) is very difficult to predict. Its related outcomes and impact on our business and the capital markets, and our ability to raise capital will depend on economic impacts from social, global and political influences as a result of the pandemic, and the shape of the economic recovery, among other factors and uncertainties.
(2) Accounting Changes
In March 2022, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance related to troubled debt restructurings and the vintage disclosures included within the accounting guidance for credit losses on financial instruments. The guidance eliminates the recognition and measurement requirements for troubled debt restructurings and requires creditors to instead apply existing guidance related to loan refinancing and restructuring to determine whether a modification results in a new loan or a continuation of an existing loan. The guidance also expands disclosures for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requires the presentation of gross write-offs by year of origination. The guidance is currently effective for us on January 1, 2023 using the prospective method, with an option to use the modified retrospective method for the recognition and measurement of troubled debt restructurings. We are permitted to early adopt this new accounting guidance as we adopted the accounting guidance related to credit losses on financial instruments on January 1, 2020. We do not expect any significant impact from this guidance on our consolidated financial statements and disclosures.
In August 2018, the FASB issued new accounting guidance that significantly changes the recognition and measurement of long-duration insurance contracts and expands disclosure requirements, which impacts deferred acquisition costs (“DAC”) and liabilities in our U.S. life insurance companies. In accordance with the guidance, the more significant changes include:

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

T
his guidance is effective for us on January 1, 2023 using the modified retrospective
method (with transition adjustments as of January 1, 2021) for all topics except for market risk benefits, which is required to be applied using the retrospective method, with early adoption permitted, which we do not intend to elect. We are currently in the process of obtaining necessary data, modifying systems, identifying and developing key inputs and assumptions and establishing policies, systems and internal controls necessary to implement this new accounting guidance. Given the nature and extent of the changes, this guidance is expected to have a significant impact on our consolidated financial statements and significantly reduce our equity at transition primarily due to the change in the discount rate used to determine our liability for future policy benefits.
(3) Earnings Per Share
Basic and diluted earnings per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions, except per share amounts)	2022	2021
Weighted-average shares used in basic earnings per share calculations	508.3	506.0
Potentially dilutive securities:
Stock options, restricted stock units and other equity-based compensation	9.1	7.8

Weighted-average shares used in diluted earnings per share calculations	517.4	513.8

Income from continuing operations:
Income from continuing operations	$181	$174
Less: net income from continuing operations attributable to noncontrolling interests	30	—

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$151	$174

Basic per share	$0.30	$0.35

Diluted per share	$0.29	$0.34

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$(2)	$21
Less: net income (loss) from discontinued operations attributable to noncontrolling interests	—	8

Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$(2)	$13

Basic per share	$—	$0.02

Diluted per share	$—	$0.02

Net income:
Income from continuing operations	$181	$174
Income (loss) from discontinued operations, net of taxes	(2)	21

Net income	179	195
Less: net income attributable to noncontrolling interests	30	8

Net income available to Genworth Financial, Inc.’s common stockholders	$149	$187

Basic per share (1)	$0.29	$0.37

Diluted per share (1)	$0.29	$0.37

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2022	2021
Fixed maturity securities—taxable	$580	$599
Fixed maturity securities—non-taxable	1	2
Equity securities	2	3
Commercial mortgage loans	81	78
Policy loans	50	50
Limited partnerships	7	31
Other invested assets	63	58

Gross investment income before expenses and fees	784	821
Expenses and fees	(20)	(20)

Net investment income	$764	$801

(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2022	2021
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$10	$7
Realized losses	(18)	(3)

Net realized gains (losses) on available-for-sale fixed maturity securities	(8)	4
Net realized gains (losses) on equity securities sold	—	(5)
Net realized gains (losses) on limited partnerships	—	3

Total net realized investment gains (losses)	(8)	2

Net change in allowance for credit losses on available-for-sale fixed maturity securities	—	(2)
Write-down of available-for-sale fixed maturity securities (1)	(2)	(1)
Net unrealized gains (losses) on equity securities still held	(6)	(8)
Net unrealized gains (losses) on limited partnerships	35	34
Commercial mortgage loans	1	(1)
Derivative instruments (2)	4	8
Other	4	1

Net investment gains (losses)	$28	$33

(1)	Represents write-down of securities deemed uncollectible or that we intend to sell or will be required to sell prior to recovery of the amortized cost basis.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

1
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

See Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale fixed maturity securities. There was no allowance for credit losses related to our available-for-sale fixed maturity investments as of and for the three months ended March 31, 2022. The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity investments as of and for the three months ended March 31, 2021:

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

(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	March 31, 2022	December 31, 2021
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses (1)	$2,747	$7,869
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses (1)	—	—
Adjustments to DAC, present value of future profits, sales inducements, benefit reserves and policyholder contract balances	(1,700)	(5,487)
Income taxes, net	(223)	(507)

Net unrealized investment gains (losses)	824	1,875
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	(26)	15

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$850	$1,860

(1)	Excludes foreign exchange.

1
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the three months ended March 31:

(Amounts in millions)	2022	2021
Beginning balance	$1,860	$2,214
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	(5,130)	(3,383)
Adjustment to DAC	237	(174)
Adjustment to present value of future profits	1	1
Adjustment to sales inducements	22	3
Adjustment to benefit reserves and policyholder contract balances	3,527	3,145
Provision for income taxes	286	92

Change in unrealized gains (losses) on investment securities	(1,057)	(316)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(2) and $1	6	(4)

Change in net unrealized investment gains (losses)	(1,051)	(320)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(41)	(25)

Ending balance	$850	$1,919

Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

1
3

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d) Fixed Maturity Securities
As of March 31, 2022, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,356	$744	$(3)	$—	$4,097
State and political subdivisions	3,009	206	(81)	—	3,134
Non-U.S. government	778	48	(42)	—	784
U.S. corporate:
Utilities	4,345	355	(66)	—	4,634
Energy	2,572	175	(48)	—	2,699
Finance and insurance	8,026	406	(203)	—	8,229
Consumer—non-cyclical	5,070	488	(70)	—	5,488
Technology and communications	3,371	213	(87)	—	3,497
Industrial	1,301	73	(26)	—	1,348
Capital goods	2,346	205	(39)	—	2,512
Consumer—cyclical	1,725	86	(44)	—	1,767
Transportation	1,133	124	(9)	—	1,248
Other	381	24	(4)	—	401

Total U.S. corporate	30,270	2,149	(596)	—	31,823

Non-U.S. corporate:
Utilities	874	19	(15)	—	878
Energy	1,158	102	(19)	—	1,241
Finance and insurance	2,129	132	(70)	—	2,191
Consumer—non-cyclical	665	28	(22)	—	671
Technology and communications	1,055	61	(17)	—	1,099
Industrial	918	56	(21)	—	953
Capital goods	610	25	(16)	—	619
Consumer—cyclical	316	5	(9)	—	312
Transportation	392	38	(7)	—	423
Other	996	86	(16)	—	1,066

Total non-U.S. corporate	9,113	552	(212)	—	9,453

Residential mortgage-backed	1,277	57	(14)	—	1,320
Commercial mortgage-backed	2,369	36	(44)	—	2,361
Other asset-backed	2,108	7	(60)	—	2,055

Total available-for-sale fixed maturity securities	$52,280	$3,799	$(1,052)	$—	$55,027

1
4

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

1
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of March 31, 2022:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$67	$(2)	17	$10	$(1)	3	$77	$(3)	20
State and political subdivisions	902	(78)	157	25	(3)	5	927	(81)	162
Non-U.S. government	305	(27)	46	80	(15)	10	385	(42)	56
U.S. corporate	8,109	(505)	995	627	(91)	65	8,736	(596)	1,060
Non-U.S. corporate	2,672	(173)	355	258	(39)	31	2,930	(212)	386
Residential mortgage-backed	304	(13)	78	5	(1)	5	309	(14)	83
Commercial mortgage-backed	1,098	(40)	160	43	(4)	6	1,141	(44)	166
Other asset-backed	1,500	(57)	254	66	(3)	15	1,566	(60)	269

Total for fixed maturity securities in an unrealized loss position	$14,957	$(895)	2,062	$1,114	$(157)	140	$16,071	$(1,052)	2,202

% Below cost:
<20% Below cost	$14,957	$(895)	2,062	$1,066	$(142)	134	$16,023	$(1,037)	2,196
20%-50% Below cost	—	—	—	48	(15)	6	48	(15)	6

Total for fixed maturity securities in an unrealized loss position	$14,957	$(895)	2,062	$1,114	$(157)	140	$16,071	$(1,052)	2,202

Investment grade	$13,796	$(823)	1,896	$1,031	$(140)	129	$14,827	$(963)	2,025
Below investment grade	1,161	(72)	166	83	(17)	11	1,244	(89)	177

Total for fixed maturity securities in an unrealized loss position	$14,957	$(895)	2,062	$1,114	$(157)	140	$16,071	$(1,052)	2,202

1
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of March 31, 2022:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$1,089	$(56)	142	$59	$(10)	13	$1,148	$(66)	155
Energy	740	(40)	87	63	(8)	7	803	(48)	94
Finance and insurance	2,529	(173)	293	203	(30)	17	2,732	(203)	310
Consumer—non-cyclical	916	(56)	109	86	(14)	7	1,002	(70)	116
Technology and communications	1,094	(73)	147	93	(14)	8	1,187	(87)	155
Industrial	361	(26)	46	—	—	—	361	(26)	46
Capital goods	553	(35)	65	27	(4)	4	580	(39)	69
Consumer—cyclical	507	(34)	65	78	(10)	7	585	(44)	72
Transportation	247	(9)	32	—	—	—	247	(9)	32
Other	73	(3)	9	18	(1)	2	91	(4)	11

Subtotal, U.S. corporate securities	8,109	(505)	995	627	(91)	65	8,736	(596)	1,060

Non-U.S. corporate:
Utilities	272	(13)	28	12	(2)	1	284	(15)	29
Energy	291	(18)	27	4	(1)	1	295	(19)	28
Finance and insurance	685	(47)	96	157	(23)	16	842	(70)	112
Consumer—non-cyclical	253	(21)	32	6	(1)	1	259	(22)	33
Technology and communications	269	(17)	41	—	—	—	269	(17)	41
Industrial	274	(19)	35	18	(2)	2	292	(21)	37
Capital goods	231	(16)	30	—	—	—	231	(16)	30
Consumer—cyclical	128	(7)	25	20	(2)	4	148	(9)	29
Transportation	125	(7)	19	—	—	—	125	(7)	19
Other	144	(8)	22	41	(8)	6	185	(16)	28

Subtotal, non-U.S. corporate securities	2,672	(173)	355	258	(39)	31	2,930	(212)	386

Total for corporate securities in an unrealized loss position	$10,781	$(678)	1,350	$885	$(130)	96	$11,666	$(808)	1,446

1
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We did not recognize an allowance for credit losses on securities in an unrealized loss position included in the tables above. Based on a qualitative and quantitative review of the issuers of the securities, we believe the decline in fair value was largely due to increasing interest rates and widening credit spreads and was not indicative of credit losses. The issuers continue to make timely principal and interest payments. For all securities in an unrealized loss position without an allowance for credit losses, we expect to recover the amortized cost based on our estimate of the amount and timing of cash flows to be collected. We do not intend to sell nor do we expect that we will be required to sell these securities prior to recovering our amortized cost.
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

1
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of March 31, 2022 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,407	$1,420
Due after one year through five years	8,339	8,501
Due after five years through ten years	13,771	13,943
Due after ten years	23,009	25,427

Subtotal	46,526	49,291
Residential mortgage-backed	1,277	1,320
Commercial mortgage-backed	2,369	2,361
Other asset-backed	2,108	2,055

Total	$52,280	$55,027

As of March 31, 2022, securities issued by finance and insurance, consumer—non-cyclical, utilities and technology and communications industry groups represented approximately 24%, 15%, 13% and 11%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of March 31, 2022, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
(e) Commercial Mortgage Loans
Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of principal payments, amortization and allowance for credit losses.

2
0

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	March 31, 2022		December 31, 2021
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,837	41%	$2,774	40%
Office	1,527	22	1,526	22
Industrial	1,461	21	1,420	21
Apartments	577	8	585	9
Mixed use	327	5	330	5
Other	209	3	221	3

Subtotal	6,938	100%	6,856	100%

Allowance for credit losses	(25)		(26)

Total	$6,913		$6,830

	March 31, 2022		December 31, 2021
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,806	26%	$1,770	26%
Pacific	1,357	20	1,360	20
Middle Atlantic	964	14	964	14
Mountain	932	13	892	13
West South Central	493	7	483	7
West North Central	466	7	461	7
East North Central	464	7	465	7
New England	235	3	237	3
East South Central	221	3	224	3

Subtotal	6,938	100%	6,856	100%

Allowance for credit losses	(25)		(26)

Total	$6,913		$6,830

As of December 31, 2021, we had one commercial mortgage loan with an amortized cost of $22 million that was 31 to 60 days past due in the office property type. We wrote off $8 million of this commercial mortgage loan during the year ended December 31, 2021 and it was placed on non-accrual status as of December 31, 2021. The carrying value of this commercial mortgage loan was written down to the fair value of its collateral and this loan did not have an allowance for credit losses as of December 31, 2021. As of March 31, 2022, this commercial mortgage loan was more than 90 days past due with an amortized cost of $22 million and was on non-accrual status. As of March 31, 2022, we had no other commercial mortgage loans past due or on non-accrual status. For a discussion of our policy related to placing commercial mortgage loans on non-accrual status, see Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.

2
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended March 31, 2022 and the year ended December 31, 2021, we did not have any modifications or extensions that were considered troubled debt restructurings.
The following table sets forth the allowance for credit losses related to commercial mortgage loans as of or for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2022	2021
Allowance for credit losses:
Beginning balance	$26	$31
Provision	(1)	1
Write-offs	—	—
Recoveries	—	—

Ending balance	$25	$32

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

2
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of March 31, 2022:

(Amounts in millions)	2022	2021	2020	2019	2018	2017 and prior	Total
Debt-to-value:
0% - 50%	$—	$23	$72	$60	$161	$2,136	$2,452
51% - 60%	—	40	30	161	272	991	1,494
61% - 75%	197	884	420	505	438	526	2,970
76% - 100%	—	—	—	—	—	—	—
Greater than 100%	—	—	—	—	—	22	22

Total amortized cost	$197	$947	$522	$726	$871	$3,675	$6,938

Debt service coverage ratio:
Less than 1.00	$—	$—	$10	$19	$41	$150	$220
1.00 - 1.25	13	2	69	73	75	317	549
1.26 - 1.50	20	118	32	167	134	333	804
1.51 - 2.00	148	724	219	269	441	1,270	3,071
Greater than 2.00	16	103	192	198	180	1,605	2,294

Total amortized cost	$197	$947	$522	$726	$871	$3,675	$6,938

The following tables set forth the debt-to-value of commercial mortgage loans by property type as of the dates indicated:

	March 31, 2022
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$849	$594	$1,394	$—	$—	$2,837
Office	492	387	626	—	22	1,527
Industrial	738	233	490	—	—	1,461
Apartments	196	99	282	—	—	577
Mixed use	121	67	139	—	—	327
Other	56	114	39	—	—	209

Total amortized cost	$2,452	$1,494	$2,970	$—	$22	$6,938

% of total	35%	22%	43%	—%	—%	100%

Weighted-average debt service coverage ratio	2.35	1.84	1.62	—	—	1.92

2
3

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2021
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$853	$611	$1,310	$—	$—	$2,774
Office	505	395	604	—	22	1,526
Industrial	745	240	435	—	—	1,420
Apartments	200	102	283	—	—	585
Mixed use	120	70	140	—	—	330
Other	57	121	43	—	—	221

Total amortized cost	$2,480	$1,539	$2,815	$—	$22	$6,856

% of total	36%	23%	41%	—%	—%	100%

Weighted-average debt service coverage ratio	2.36	1.83	1.61	—	0.68	1.93

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	March 31, 2022
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$100	$157	$426	$1,441	$713	$2,837
Office	67	108	165	609	578	1,527
Industrial	8	77	80	629	667	1,461
Apartments	17	62	77	230	191	577
Mixed use	23	31	40	118	115	327
Other	5	114	16	44	30	209

Total amortized cost	$220	$549	$804	$3,071	$2,294	$6,938

% of total	3%	8%	12%	44%	33%	100%

Weighted-average debt-to-value	68%	60%	62%	60%	44%	55%

2
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2021
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

(f) Limited Partnerships or Similar Entities
Investments in limited partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of March 31, 2022 and December 31, 2021, the total carrying value of these investments was $1,936 million and $1,829 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.
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

2
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	March 31, 2022	December 31, 2021	Balance sheet classification	March 31, 2022	December 31, 2021
Derivatives designated as
hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$162	$364	Other liabilities	$76	$26
Foreign currency swaps	Other invested assets	5	6	Other liabilities	1	—

Total cash flow hedges		167	370		77	26

Total derivatives designated as hedges		167	370		77	26

Derivatives not designated as hedges
Equity index options	Other invested assets	30	42	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	—	2	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable (1)	17	19	Policyholder account balances (2)	243	271
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	261	294
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	21	25

Total derivatives not designated as hedges		47	63		525	590

Total derivatives		$214	$433		$602	$616

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.
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

(Notional in millions)	Measurement	December 31, 2021	Additions	Maturities/ terminations	March 31, 2022
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$7,653	$—	$(58)	$7,595
Foreign currency swaps	Notional	127	—	—	127

Total cash flow hedges		7,780	—	(58)	7,722

Total derivatives designated as hedges		7,780	—	(58)	7,722

Derivatives not designated as hedges
Equity index options	Notional	1,446	300	(368)	1,378
Financial futures	Notional	946	994	(1,042)	898
Other foreign currency contracts	Notional	83	—	(59)	24

Total derivatives not designated as hedges		2,475	1,294	(1,469)	2,300

Total derivatives		$10,255	$1,294	$(1,527)	$10,022

(Number of policies)	Measurement	December 31, 2021	Additions	Maturities/ terminations	March 31, 2022
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	21,804	—	(477)	21,327
Fixed index annuity embedded derivatives	Policies	9,344	—	(568)	8,776
Indexed universal life embedded derivatives	Policies	806	—	(7)	799
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

2
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended March 31, 2022:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(250)	$55	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(2)	1	Net investment income	—	Net investment gains (losses)

Total	$(252)	$57		$—

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended March 31, 2021:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(529)	$52	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging liabilities	44	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(2)	—	Net investment income	—	Net investment gains (losses)

Total	$(487)	$52		$—

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2022	2021
Derivatives qualifying as effective accounting hedges as of January 1	$2,025	$2,211
Current period increases (decreases) in fair value, net of deferred taxes of $53 and $102	(199)	(385)
Reclassification to net (income), net of deferred taxes of $20 and $18	(37)	(34)

Derivatives qualifying as effective accounting hedges as of March 31	$1,789	$1,792

2
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The total of derivatives designated as cash flow hedges of $1,789 million, net of taxes, recorded in stockholders’ equity as of March 31, 2022 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $143 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the three months ended March 31, 2022 and 2021, we reclassified $3 million and $2 million, respectively, to net income in connection with forecasted transactions that were no longer considered probable of occurring.
Derivatives Not Designated As Hedges
We also enter into certain non-qualifying derivative instruments such as: (i) interest rate swaps and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) equity index options, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits, fixed index annuities and indexed universal life; and (iii) foreign currency options and forward contracts to mitigate currency risk associated with dividends, cash payments to AXA S.A. (“AXA”) reported as discontinued operations and/or other cash flows from certain foreign subsidiaries to our holding company. Additionally, we provide GMWBs on certain variable annuities that are required to be bifurcated as embedded derivatives. We also offer fixed index annuity and indexed universal life insurance products and have reinsurance agreements with certain features that are required to be bifurcated as embedded derivatives.
The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended March 31,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2022	2021
Interest rate swaps	$—	$4	Net investment gains (losses)
Equity index options	(6)	3	Net investment gains (losses)
Financial futures	(47)	(110)	Net investment gains (losses)
GMWB embedded derivatives	32	105	Net investment gains (losses)
Fixed index annuity embedded derivatives	12	(4)	Net investment gains (losses)
Indexed universal life embedded derivatives	11	10	Net investment gains (losses)

Total derivatives not designated as hedges	$2	$8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	March 31, 2022			December 31, 2021
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$198	$77	$121	$414	$26	$388
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	198	77	121	414	26	388
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(49)	(49)	—	(20)	(20)	—
Collateral received	(110)	—	(110)	(308)	—	(308)
Collateral pledged	—	(567)	567	—	(536)	536
Over collateralization	13	539	(526)	2	530	(528)

Net amount	$52	$—	$52	$88	$—	$88

(1)	Included $1 million of accruals on derivatives classified as other assets as of March 31, 2022 and does not include amounts related to embedded derivatives as of March 31, 2022 and December 31, 2021.
(2)
Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

(6)	Fair Value of Financial Instruments
Recurring Fair Value Measurements
We have fixed maturity securities, equity securities, limited partnerships, derivatives, short-term investments, embedded derivatives, separate account assets and certain other financial instruments, which are carried at fair value. Below is a description of the valuation techniques and inputs used to determine fair value by class of instrument.
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
0

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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of March 31, 2022.
For remaining securities priced using internal models, we determine fair value using an income approach. We maximize the use of observable inputs but typically utilize significant unobservable inputs to determine fair value. Accordingly, the valuations are typically classified as Level 3.

3
1

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
Level 2 measurements
Fixed maturity securities

•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, 89% of our portfolio was priced using third-party pricing services as of March 31, 2022. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

3
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of March 31, 2022:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$4,097	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$3,063	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$783	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$27,876	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$7,414	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$1,287	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$2,346	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage- backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$1,955	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Internal models:
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,678 million and $999 million, respectively, as of March 31, 2022. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

Equity securities.
The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.
Short-term investments.
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Fixed maturity securities

•
Broker quotes:
A portion of our state and political subdivisions, non-U.S. government, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $269 million as of March 31, 2022.

•
Internal models:
A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,260 million as of March 31, 2022.

Equity securities.
The primary inputs to the valuation include broker quotes where the underlying inputs are unobservable and for internal models, structure of the security and issuer rating.
Limited partnerships.
The fair value of limited partnerships classified as Level 3 is determined based on third-party valuation sources that utilize unobservable inputs, such as a reference to public market or private transactions, valuations for comparable companies or assets, discounted cash flows and/or recent transactions.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net asset value
Limited partnerships.
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

Equity index options.
We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of March 31, 2022, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Non-performance risk is integrated into the discount rate used to value GMWB liabilities. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of March 31, 2022 and December 31, 2021, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $42 million and $49 million, respectively.
We classify the GMWB valuation as Level 3 based on having significant unobservable inputs, with equity index volatility and non-performance risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the GMWB liabilities will increase. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the GMWB liability. Additionally, we consider lapse and utilization assumptions to be significant unobservable inputs. An increase in our lapse assumption would decrease the fair value of the GMWB liability, whereas an increase in our utilization rate would increase the fair value. As of March 31, 2022, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.

Fixed index annuity embedded derivatives
We have fixed indexed annuity products where interest is
credited
to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of March 31, 2022, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of March 31, 2022, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.

3
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2022
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,097	$—	$4,097	$—	$—
State and political subdivisions	3,134	—	3,063	71	—
Non-U.S. government	784	—	783	1	—
U.S. corporate:
Utilities	4,634	—	3,722	912	—
Energy	2,699	—	2,627	72	—
Finance and insurance	8,229	—	7,553	676	—
Consumer—non-cyclical	5,488	—	5,396	92	—
Technology and communications	3,497	—	3,469	28	—
Industrial	1,348	—	1,313	35	—
Capital goods	2,512	—	2,471	41	—
Consumer—cyclical	1,767	—	1,640	127	—
Transportation	1,248	—	1,184	64	—
Other	401	—	179	222	—

Total U.S. corporate	31,823	—	29,554	2,269	—

Non-U.S. corporate:
Utilities	878	—	544	334	—
Energy	1,241	—	1,103	138	—
Finance and insurance	2,191	—	2,048	143	—
Consumer—non-cyclical	671	—	611	60	—
Technology and communications	1,099	—	1,072	27	—
Industrial	953	—	879	74	—
Capital goods	619	—	487	132	—
Consumer—cyclical	312	—	226	86	—
Transportation	423	—	401	22	—
Other	1,066	—	1,042	24	—

Total non-U.S. corporate	9,453	—	8,413	1,040	—

Residential mortgage-backed	1,320	—	1,287	33	—
Commercial mortgage-backed	2,361	—	2,346	15	—
Other asset-backed	2,055	—	1,955	100	—

Total fixed maturity securities	55,027	—	51,498	3,529	—

Equity securities	230	137	57	36	—
Limited partnerships	1,558	—	—	26	1,532
Other invested assets:
Derivative assets:
Interest rate swaps	162	—	162	—	—
Foreign currency swaps	5	—	5	—	—
Equity index options	30	—	—	30	—

Total derivative assets	197	—	167	30	—

Short-term investments	76	—	76	—	—

Total other invested assets	273	—	243	30	—

Reinsurance recoverable (2)	17	—	—	17	—
Separate account assets	5,530	5,530	—	—	—

Total assets	$62,635	$5,667	$51,798	$3,638	$1,532

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

3
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2021
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,552	$—	$4,552	$—	$—
State and political subdivisions	3,450	—	3,368	82	—
Non-U.S. government	835	—	833	2	—
U.S. corporate:
Utilities	5,104	—	4,154	950	—
Energy	2,934	—	2,858	76	—
Finance and insurance	8,991	—	8,306	685	—
Consumer—non-cyclical	6,159	—	6,055	104	—
Technology and communications	3,808	—	3,779	29	—
Industrial	1,494	—	1,457	37	—
Capital goods	2,745	—	2,700	45	—
Consumer—cyclical	1,899	—	1,762	137	—
Transportation	1,371	—	1,307	64	—
Other	419	—	165	254	—

Total U.S. corporate	34,924	—	32,543	2,381	—

Non-U.S. corporate:
Utilities	928	—	583	345	—
Energy	1,383	—	1,238	145	—
Finance and insurance	2,432	—	2,272	160	—
Consumer—non-cyclical	743	—	680	63	—
Technology and communications	1,250	—	1,222	28	—
Industrial	1,047	—	954	93	—
Capital goods	705	—	532	173	—
Consumer—cyclical	341	—	265	76	—
Transportation	489	—	436	53	—
Other	1,217	—	1,191	26	—

Total non-U.S. corporate	10,535	—	9,373	1,162	—

Residential mortgage-backed	1,440	—	1,413	27	—
Commercial mortgage-backed	2,584	—	2,568	16	—
Other asset-backed	2,160	—	2,022	138	—

Total fixed maturity securities	60,480	—	56,672	3,808	—

Equity securities	198	101	60	37	—
Limited partnerships	1,462	—	—	26	1,436
Other invested assets:
Derivative assets:
Interest rate swaps	364	—	364	—	—
Foreign currency swaps	6	—	6	—	—
Equity index options	42	—	—	42	—
Other foreign currency contracts	2	—	2	—	—

Total derivative assets	414	—	372	42	—

Short-term investments	26	—	26	—	—

Total other invested assets	440	—	398	42	—

Reinsurance recoverable (2)	19	—	—	19	—
Separate account assets	6,066	6,066	—	—	—

Total assets	$68,665	$6,167	$57,130	$3,932	$1,436

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2022	Total realized and unrealized gains (losses)								Ending balance as of March 31, 2022	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$82	$1	$(12)	$—	$—	$—	$—	$—	$—	$71	$1	$(12)
Non-U.S. government	2	—	—	—	(1)	—	—	—	—	1	—	—
U.S. corporate:
Utilities	950	—	(73)	35	—	—	—	—	—	912	—	(73)
Energy	76	—	(4)	—	—	—	—	—	—	72	—	(4)
Finance and insurance	685	—	(56)	66	—	—	(2)	—	(17)	676	—	(55)
Consumer—non-cyclical	104	—	(5)	—	—	—	(7)	—	—	92	—	(6)
Technology and communications	29	—	(1)	—	—	—	—	—	—	28	—	(1)
Industrial	37	—	(2)	—	—	—	—	—	—	35	—	(2)
Capital goods	45	—	(4)	—	—	—	—	—	—	41	—	(3)
Consumer—cyclical	137	—	(8)	—	—	—	(2)	—	—	127	—	(8)
Transportation	64	—	(3)	5	—	—	(2)	—	—	64	—	(3)
Other	254	—	(11)	—	—	—	(4)	—	(17)	222	—	(10)

Total U.S. corporate	2,381	—	(167)	106	—	—	(17)	—	(34)	2,269	—	(165)

Non-U.S. corporate:
Utilities	345	—	(21)	10	—	—	—	—	—	334	—	(21)
Energy	145	—	(7)	—	—	—	—	—	—	138	—	(7)
Finance and insurance	160	1	(18)	—	—	—	—	—	—	143	1	(18)
Consumer—non-cyclical	63	—	(3)	—	—	—	—	—	—	60	—	(3)
Technology and communications	28	—	(1)	—	—	—	—	—	—	27	—	(1)
Industrial	93	—	(6)	—	—	—	—	—	(13)	74	—	(4)
Capital goods	173	—	(8)	—	—	—	(33)	—	—	132	—	(8)
Consumer—cyclical	76	—	(7)	—	—	—	—	17	—	86	—	(7)
Transportation	53	—	(2)	—	—	—	(29)	—	—	22	—	(2)
Other	26	—	(2)	—	—	—	—	—	—	24	—	(2)

Total non-U.S. corporate	1,162	1	(75)	10	—	—	(62)	17	(13)	1,040	1	(73)

Residential mortgage-backed	27	—	(1)	9	—	—	(1)	4	(5)	33	—	—
Commercial mortgage-backed	16	—	(1)	—	—	—	—	—	—	15	—	(1)
Other asset-backed	138	—	(7)	6	—	—	(3)	—	(34)	100	—	(5)

Total fixed maturity securities	3,808	2	(263)	131	(1)	—	(83)	21	(86)	3,529	2	(256)

Equity securities	37	—	—	—	—	—	—	—	(1)	36	—	—
Limited partnerships	26	—	—	—	—	—	—	—	—	26	—	—
Other invested assets:
Derivative assets:
Equity index options	42	(6)	—	5	—	—	(11)	—	—	30	(3)	—

Total derivative assets	42	(6)	—	5	—	—	(11)	—	—	30	(3)	—

Total other invested assets	42	(6)	—	5	—	—	(11)	—	—	30	(3)	—

Reinsurance recoverable (2)	19	(2)	—	—	—	—	—	—	—	17	(2)	—

Total Level 3 assets	$3,932	$(6)	$(263)	$136	$(1)	$—	$(94)	$21	$(87)	$3,638	$(3)	$(256)

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

4
0

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2021	Total realized and unrealized gains (losses)								Ending balance as of March 31, 2021	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$66	$1	$1	$—	$—	$—	$—	$—	$—	$68	$1	$1
U.S. corporate:
Utilities	842	—	(30)	8	—	—	(13)	—	(14)	793	—	(29)
Energy	128	—	(4)	—	—	—	(2)	—	—	122	—	(4)
Finance and insurance	607	—	(22)	18	—	—	(17)	17	(6)	597	—	(22)
Consumer—non-cyclical	109	—	(3)	—	—	—	—	—	—	106	—	(3)
Technology and communications	47	—	(2)	12	—	—	—	4	(21)	40	—	(2)
Industrial	40	—	—	—	—	—	(20)	—	—	20	—	—
Capital goods	60	—	(2)	—	—	—	—	—	—	58	—	(2)
Consumer—cyclical	150	—	(2)	—	—	—	(1)	—	—	147	—	(2)
Transportation	70	—	(1)	—	—	—	(2)	—	—	67	—	(1)
Other	219	—	(2)	—	—	—	(3)	6	(20)	200	—	(1)

Total U.S. corporate	2,272	—	(68)	38	—	—	(58)	27	(61)	2,150	—	(66)

Non-U.S. corporate:
Utilities	352	—	(7)	30	—	—	—	—	—	375	—	(7)
Energy	245	—	(2)	—	—	—	—	—	—	243	—	(2)
Finance and insurance	305	1	(16)	—	—	—	—	—	—	290	1	(16)
Consumer—non-cyclical	67	—	(1)	—	—	—	—	—	—	66	—	(1)
Technology and communications	28	—	—	—	—	—	—	—	—	28	—	—
Industrial	95	—	(2)	—	—	—	—	—	—	93	—	(2)
Capital goods	178	—	(3)	—	—	—	—	—	—	175	—	(3)
Consumer—cyclical	146	—	(2)	16	—	—	—	—	(16)	144	—	(2)
Transportation	109	—	(1)	—	—	—	(19)	—	(7)	82	—	(1)
Other	83	—	(2)	—	—	—	(1)	—	—	80	—	(2)

Total non-U.S. corporate	1,608	1	(36)	46	—	—	(20)	—	(23)	1,576	1	(36)

Residential mortgage-backed	14	—	(1)	—	—	—	—	—	—	13	—	—
Commercial mortgage-backed	20	—	(1)	—	—	—	—	—	—	19	—	(2)
Other asset-backed	109	—	—	3	—	—	(4)	2	(14)	96	—	—

Total fixed maturity securities	4,089	2	(105)	87	—	—	(82)	29	(98)	3,922	2	(103)

Equity securities	51	—	—	—	(8)	—	—	—	—	43	—	—
Limited partnerships	17	—	—	8	—	—	—	—	—	25	—	—
Other invested assets:
Derivative assets:
Equity index options	63	3	—	5	—	—	(18)	—	—	53	2	—

Total derivative assets	63	3	—	5	—	—	(18)	—	—	53	2	—

Total other invested assets	63	3	—	5	—	—	(18)	—	—	53	2	—

Reinsurance recoverable (2)	26	(8)	—	—	—	—	—	—	—	18	(8)	—

Total Level 3 assets	$4,246	$(3)	$(105)	$100	$(8)	$—	$(100)	$29	$(98)	$4,061	$(4)	$(103)

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2022	2021
Total realized and unrealized gains (losses) included in net income:
Net investment income	$2	$2
Net investment gains (losses)	(8)	(5)

Total	$(6)	$(3)

Net gains (losses) included in net income attributable to assets still held:
Net investment income	$2	$2
Net investment gains (losses)	(5)	(6)

Total	$(3)	$(4)

The amount presented for realized and unrealized gains (losses) included in net income for fixed maturity securities primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

4
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2022:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$880	Credit spreads	49bps - 227bps	148bps
Energy	Internal models	57	Credit spreads	108bps - 248bps	173bps
Finance and insurance	Internal models	670	Credit spreads	54bps - 218bps	158bps
Consumer—non-cyclical	Internal models	92	Credit spreads	54bps - 248bps	132bps
Technology and communications	Internal models	27	Credit spreads	87bps - 162bps	133bps
Industrial	Internal models	35	Credit spreads	98bps - 203bps	136bps
Capital goods	Internal models	41	Credit spreads	67bps - 190bps	145bps
Consumer—cyclical	Internal models	127	Credit spreads	85bps - 184bps	137bps
Transportation	Internal models	53	Credit spreads	32bps - 156bps	103bps
Other	Internal models	158	Credit spreads	90bps - 170bps	109bps

Total U.S. corporate	Internal models	$2,140	Credit spreads	32bps - 248bps	146bps

Non-U.S. corporate:
Utilities	Internal models	$333	Credit spreads	75bps - 218bps	129bps
Energy	Internal models	129	Credit spreads	83bps - 203bps	138bps
Finance and insurance	Internal models	143	Credit spreads	88bps - 150bps	135bps
Consumer—non-cyclical	Internal models	58	Credit spreads	54bps - 154bps	103bps
Technology and communications	Internal models	27	Credit spreads	83bps - 139bps	108bps
Industrial	Internal models	74	Credit spreads	67bps - 182bps	113bps
Capital goods	Internal models	132	Credit spreads	54bps - 236bps	137bps
Consumer—cyclical	Internal models	57	Credit spreads	98bps - 203bps	137bps
Transportation	Internal models	21	Credit spreads	126bps - 203bps	141bps
Other	Internal models	24	Credit spreads	55bps - 130bps	106bps

Total non-U.S. corporate	Internal models	$998	Credit spreads	54bps - 236bps	129bps

Derivative assets:
Equity index options	Discounted cash flows	$30	Equity index volatility	6% - 56%	21%

(1)	Unobservable inputs weighted by the relative fair value of the associated instrument for fixed maturity securities and by notional for derivative assets.
Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

4
3

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2022
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$243	$—	$—	$243
Fixed index annuity embedded derivatives	261	—	—	261
Indexed universal life embedded derivatives	21	—	—	21

Total policyholder account balances	525	—	—	525

Derivative liabilities:
Interest rate swaps	76	—	76	—
Foreign currency swaps	1	—	1	—

Total derivative liabilities	77	—	77	—

Total liabilities	$602	$—	$77	$525

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	December 31, 2021
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$271	$—	$—	$271
Fixed index annuity embedded derivatives	294	—	—	294
Indexed universal life embedded derivatives	25	—	—	25

Total policyholder account balances	590	—	—	590

Derivative liabilities:
Interest rate swaps	26	—	26	—

Total derivative liabilities	26	—	26	—

Total liabilities	$616	$—	$26	$590

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

4
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2022	Total realized and unrealized (gains) losses								Ending balance as of March 31, 2022	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$271	$(34)	$—	$—	$—	$6	$—	$—	$—	$243	$(30)	$—
Fixed index annuity embedded derivatives	294	(12)	—	—	—	—	(20)	—	(1)	261	(12)	—
Indexed universal life embedded derivatives	25	(11)	—	—	—	7	—	—	—	21	(11)	—

Total policyholder account balances	590	(57)	—	—	—	13	(20)	—	(1)	525	(53)	—

Total Level 3 liabilities	$590	$(57)	$—	$—	$—	$13	$(20)	$—	$(1)	$525	$(53)	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of January 1, 2021	Total realized and unrealized (gains) losses								Ending balance as of March 31, 2021	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$379	$(113)	$—	$—	$—	$6	$—	$—	$—	$272	$(107)	$—
Fixed index annuity embedded derivatives	399	4	—	—	—	—	(41)	—	—	362	4	—
Indexed universal life embedded derivatives	26	(10)	—	—	—	7	—	—	—	23	(10)	—

Total policyholder account balances	804	(119)	—	—	—	13	(41)	—	—	657	(113)	—

Total Level 3 liabilities	$804	$(119)	$—	$—	$—	$13	$(41)	$—	$—	$657	$(113)	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

4
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2022	2021
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—
Net investment (gains) losses	(57)	(119)

Total	$(57)	$(119)

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—
Net investment (gains) losses	(53)	(113)

Total	$(53)	$(113)

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

4
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2022:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average (1)
Policyholder account balances:
			Withdrawal utilization rate	61% - 89%	77%
			Lapse rate	2% - 9%	4%
			Non-performance risk (credit spreads)	23bps - 83bps	66bps
GMWB embedded derivatives (2)	Stochastic cash flow model	$243	Equity index volatility	18% - 27%	23%
Fixed index annuity embedded derivatives	Option budget method	$261	Expected future interest credited	—% - 3%	1%
Indexed universal life embedded derivatives	Option budget method	$21	Expected future interest credited	3% - 12%	5%

(1)	Unobservable inputs weighted by the policyholder account balances associated with the instrument.
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

4
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	March 31, 2022
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,913	$6,983	$—	$22	$6,961
Bank loan investments		(1)	381	384	—	—	384
Liabilities:
Long-term borrowings		(1)	1,819	1,587	—	1,587	—
Investment contracts		(1)	8,327	8,582	—	—	8,582
Other firm commitments:
Commitments to fund bank loan investments	108		—	—	—	—	—
Ordinary course of business lending commitments	95		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

	December 31, 2021
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,830	$7,224	$—	$—	$7,224
Bank loan investments		(1)	363	370	—	—	370
Liabilities:
Long-term borrowings		(1)	1,899	1,767	—	1,767	—
Investment contracts		(1)	8,657	9,352	—	—	9,352
Other firm commitments:
Commitments to fund bank loan investments	141		—	—	—	—	—
Ordinary course of business lending commitments	125		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
Assets Measured Using Net Asset Value
Limited partnerships include partnership interests accounted for using NAV per share (or its equivalent) or fair value for those interests considered minor and partnership interests accounted for under the equity method of accounting for those interests exceeding the minor threshold. Our limited partnership interests accounted for using NAV per share (or its equivalent) are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. We receive distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years five to ten of the typical contractual life of ten to 12 years.

4
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the carrying value of limited partnerships and commitments to fund as of the dates indicated:

	March 31, 2022		December 31, 2021
(Amounts in millions)	Carrying value	Commitments to fund	Carrying value	Commitments to fund
Limited partnerships accounted for at NAV:
Private equity funds (1)	$1,405	$975	$1,312	$950
Real estate funds (2)	72	117	67	101
Infrastructure funds (3)	55	13	57	13

Total limited partnerships accounted for at NAV	1,532	1,105	1,436	1,064

Limited partnerships accounted for at fair value	26	1	26	1
Limited partnerships accounted for under equity method of accounting	448	203	437	120
Low-income housing tax credits (4)	1	—	1	—

Total	$2,007	$1,309	$1,900	$1,185

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) Liability for Policy and Contract Claims
The following table sets forth changes in our liability for policy and contract claims as of the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2022	2021
Beginning balance	$11,841	$11,486
Less reinsurance recoverables	(2,388)	(2,431)

Net beginning balance	9,453	9,055

Incurred related to insured events of:
Current year	1,094	1,054
Prior years	(293)	(229)

Total incurred	801	825

Paid related to insured events of:
Current year	(202)	(197)
Prior years	(675)	(725)

Total paid	(877)	(922)

Interest on liability for policy and contract claims	103	101

Net ending balance	9,480	9,059
Add reinsurance recoverables	2,353	2,356

Ending balance	$11,833	$11,415

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
For the three months ended March 31, 2022, the favorable development of $293 million related to insured events of prior years was primarily attributable to our long-term care insurance business largely related to favorable claim terminations mostly attributable to higher mortality, favorable development on prior year incurred but not reported claims and favorable experience on pending claims that did not become an active claim. COVID-19 significantly increased mortality on our most vulnerable claimants and temporarily decreased the number of new claims submitted. As of March 31, 2022 and December 31, 2021, the balance of incremental claim reserves recorded in connection with changes to claims incidence and mortality experience resulting from COVID-19 was $171 million and $209 million, respectively. During the first quarter of 2022, we reduced our incremental claim reserves associated with insured events of prior years by $38 million as the impacts of COVID-19 lessened.
The favorable development related to insured events of prior years was also attributable to our Enact segment, predominantly associated with a $50 million favorable reserve adjustment in the first quarter of 2022 primarily related to COVID-19 delinquencies in 2020 curing at levels above original reserve expectations.

5
0

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) Borrowings
The following table sets forth total long-term borrowings as of the dates indicated:

(Amounts in millions)	March 31, 2022	December 31, 2021
Genworth Holdings (1)
4.80% Senior Notes, due 2024	$200	$282
6.50% Senior Notes, due 2034	298	298
Floating Rate Junior Subordinated Notes, due 2066	598	598

Subtotal	1,096	1,178
Bond consent fees	(11)	(12)
Deferred borrowing charges	(7)	(7)

Total Genworth Holdings	1,078	1,159

Enact Holdings
6.50% Senior Notes, due 2025 (2)	750	750
Deferred borrowing charges	(9)	(10)

Total Enact Holdings	741	740

Total	$1,819	$1,899

(1)
Genworth Holdings has the option to redeem all or a portion of the senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

(2)
Senior notes issued by Enact Holdings, our majority-owned indirect subsidiary, who has the option to redeem the notes in whole or in part at any time prior to February 15, 2025, by paying a make-whole premium plus accrued and unpaid interest.

In the first quarter of 2022, Genworth Holdings repurchased $82 million principal amount of its 4.80% senior notes due in 2024 for a pre-tax loss of $3 million and paid accrued interest thereon.
(9) Income Taxes
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended March 31,
	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%
Increase in rate resulting from:
Tax on income from terminated swaps	2.8	4.1
Other, net	0.5	0.2

Effective rate	24.3%	25.3%

The effective tax rate for the three months ended March 31, 2022 and 2021 was above the statutory U.S. federal income tax rate of 21% largely due to tax expense on forward starting swaps, which are tax effected at

5
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

35% when amortized into net investment income. The decrease in the effective tax rate for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to lower tax expense on forward starting swaps in relation to pre-tax income in the current year.
(10) Segment Information
We have the following three operating business segments: Enact; U.S. Life Insurance (which includes our long-term care insurance, life insurance and fixed annuities businesses); and Runoff (which includes the results of non-strategic products which have not been actively sold since 2011). In addition to our three operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are reported outside of our operating segments, including certain international mortgage insurance businesses and discontinued operations.
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

5
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
We repurchased $82 million principal amount of Genworth Holdings’ senior notes due in February 2024 and $146 million principal amount of Genworth Holdings’ senior notes with 2021 maturity dates in the first quarters of 2022 and 2021, respectively, for a pre-tax loss of $3 million and $4 million, respectively. These transactions were excluded from adjusted operating income as they relate to losses on the early extinguishment of debt.
We recorded a pre-tax expense of $21 million in the first quarter of 2021 related to restructuring costs as we continued to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.
The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2022	2021
Revenues:
Enact segment	$270	$288
U.S. Life Insurance segment:
Long-term care insurance	1,109	1,140
Life insurance	339	348
Fixed annuities	116	132

U.S. Life Insurance segment	1,564	1,620

Runoff segment	66	76
Corporate and Other activities	(8)	1

Total revenues	$1,892	$1,985

5
3

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2022	2021
Net income available to Genworth Financial, Inc.’s common stockholders	$149	$187
Add: net income from continuing operations attributable to noncontrolling interests	30	—
Add: net income from discontinued operations attributable to noncontrolling interests	—	8

Net income	179	195
Less: income (loss) from discontinued operations, net of taxes	(2)	21

Income from continuing operations	181	174
Less: net income from continuing operations attributable to noncontrolling interests	30	—

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	151	174
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	(28)	(33)
(Gains) losses on early extinguishment of debt	3	4
Expenses related to restructuring	—	21
Taxes on adjustments	5	2

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$131	$168

	Three months ended March 31,
(Amounts in millions)	2022	2021
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$135	$126
U.S. Life Insurance segment:
Long-term care insurance	59	95
Life insurance	(79)	(63)
Fixed annuities	16	30

U.S. Life Insurance segment	(4)	62

Runoff segment	9	12
Corporate and Other activities	(9)	(32)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$131	$168

5
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	March 31, 2022	December 31, 2021
Assets:
Enact segment	$5,790	$5,850
U.S. Life Insurance segment	76,482	81,210
Runoff segment	8,960	9,460
Corporate and Other activities	2,255	2,651

Total assets	$93,487	$99,171

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

5
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In September 2018, Genworth Life and Annuity Insurance Company (“GLAIC”), our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
TVPX ARX INC., as Securities Intermediary for Consolidated Wealth Management, LTD. on behalf of itself and all others similarly situated v. Genworth Life and Annuity Insurance Company
. Plaintiff alleges unlawful and excessive cost of insurance charges were imposed on policyholders. The complaint asserts claims for breach of contract, alleging that Genworth improperly considered non-mortality factors when calculating cost of insurance rates and failed to decrease cost of insurance charges in light of improved expectations of future mortality, and seeks unspecified compensatory damages, costs, and equitable relief. On October 29, 2018, we filed a motion to enjoin the case in the Middle District of Georgia, and a motion to dismiss and motion to stay in the Eastern District of Virginia. We moved to enjoin the prosecution of the Eastern District of Virginia action on the basis that it involves claims released in a prior nationwide class action settlement (the “McBride settlement”) that was approved by the Middle District of Georgia. Plaintiff filed an amended complaint on November 13, 2018. On December 6, 2018, we moved the Middle District of Georgia for leave to file our counterclaim, which alleges that plaintiff breached the covenant not to sue contained in the prior settlement agreement by filing its current action. On March 15, 2019, the Middle District of Georgia granted our motion to enjoin and denied our motion for leave to file our counterclaim. As such, plaintiff is enjoined from pursuing its class action in the Eastern District of Virginia. On March 29, 2019, plaintiff filed a notice of appeal in the Middle District of Georgia, notifying the Court of its appeal to the United States Court of Appeals for the Eleventh Circuit from the order granting our motion to enjoin. On March 29, 2019, we filed our notice of cross-appeal in the Middle District of Georgia, notifying the Court of our cross-appeal to the Eleventh Circuit from the portion of the order denying our motion for leave to file our counterclaim. On April 8, 2019, the Eastern District of Virginia dismissed the case without prejudice, with leave for plaintiff to refile an amended complaint only if a final appellate Court decision vacates the injunction and reverses the Middle District of Georgia’s opinion. On May 21, 2019, plaintiff filed its appeal and memorandum in support in the Eleventh Circuit. We filed our response to plaintiff’s appeal memorandum on July 3, 2019. The Eleventh Circuit Court of Appeals heard oral argument on plaintiff’s appeal and our cross-appeal on April 21, 2020. On May 26, 2020, the Eleventh Circuit Court of Appeals vacated the Middle District of Georgia’s order enjoining Plaintiff’s class action and remanded the case back to the Middle District of Georgia for further factual development as to whether Genworth has altered how it calculates or charges cost of insurance since the McBride settlement. The Eleventh Circuit Court of Appeals did not reach a decision on Genworth’s counterclaim. On June 30, 2021, we filed in the Middle District of Georgia our renewed motion to enforce the class action settlement and release, and renewed our motion for leave to file a counterclaim. The briefing on both motions concluded in October 2021. On March 24, 2022, the Court denied our motions. On April 11, 2022, we filed an appeal of the Court’s denial to the United States Court of Appeals for the Eleventh Circuit. We intend to continue to vigorously defend this action.
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

5
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On April 6, 2020, GLAIC was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Eastern District of Virginia, captioned
Brighton Trustees, LLC, on behalf of and as trustee for Diamond LS Trust; and Bank of Utah, solely as securities intermediary for Diamond LS Trust; on behalf of themselves and all others similarly situated v. Genworth Life and Annuity Insurance Company
. On May 13, 2020, GLAIC was also named as a defendant in a putative class action lawsuit filed in the United States District Court for the Eastern District of Virginia, captioned
Ronald L. Daubenmier, individually and on behalf of himself and all others similarly situated v. Genworth Life and Annuity Insurance Company
. On June 26, 2020, plaintiffs filed a consent motion to consolidate the two cases. On June 30, 2020, the United States District Court for the Eastern District of Virginia issued an order consolidating the Brighton Trustees and Daubenmier cases. On July 17, 2020, the Brighton Trustees and Daubenmier plaintiffs filed a consolidated complaint, alleging that GLAIC subjected policyholders to unlawful and excessive increases to cost of insurance charges. The consolidated complaint asserts claims for breach of contract and injunctive relief, and seeks damages in excess of $5 million. The parties participated in a mediation on November 18, 2021. The trial is scheduled to commence on July 8, 2022. On March 25, 2022, the parties reached an agreement in principle to settle the action for $25 million, subject to Court approval. We accrued $25 million for this litigation as of March 31, 2022. If the settlement is not approved, we intend to continue to vigorously defend this action.

5
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In January 2021, GLIC and Genworth Life Insurance Company of New York (“GLICNY”) were named as defendants in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
Judy Halcom, Hugh Penson, Harold Cherry, and Richard Landino, individually, and on behalf of all others similarly situated v. Genworth Life Insurance Company and Genworth Life Insurance Company of New York
. Plaintiffs seek to represent long-term care insurance policyholders, alleging that the defendants made misleading and inadequate disclosures regarding premium increases for long-term care insurance policies. The complaint asserts claims for breach of contract, conversion, and declaratory and injunctive relief, and seeks damages in excess of $5 million. The trial is scheduled to commence on June 1, 2022. On June 18, 2021, following two days of mediation, the parties reached an agreement in principle to settle this matter on a nationwide basis and signed the settlement agreement on August 23, 2021. On August 31, 2021, the Court preliminarily approved the settlement. The final approval hearing occurred on February 9, 2022, and the parties are awaiting the Court’s decision on final approval of the proposed settlement. If the Court approves the settlement, we do not anticipate the result to have a material adverse impact on our results of operations or financial position. If the Court does not approve the final settlement, we intend to continue to vigorously defend this action.
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
On August 11, 2021, GLIC and GLICNY received a request for pre-suit mediation related to a potential class action lawsuit that may be brought by five long-term care insurance policyholders, seeking to represent a nationwide class alleging that the defendants made misleading and inadequate disclosures regarding premium increases for long-term care insurance policies. The draft complaint asserts claims for breach of contract, conversion, and declaratory and injunctive relief, and seeks damages in excess of $5 million. Genworth participated in pre-suit mediation in November 2021 and January 2022. On January 15, 2022, the parties reached an agreement in principle to settle the dispute on a nationwide basis, subject to the negotiation and execution of a final settlement agreement, and Court approval thereof. On January 28, 2022, the complaint was filed in the United States District Court for the Eastern District of Virginia captioned
Fred Haney, Marsha Merrill, Sylvia Swanson, and Alan Wooten, individually, and on behalf of all others similarly situated v. Genworth Life Insurance Company and Genworth Life Insurance Company of New York
. The parties executed a settlement agreement consistent with the agreement in principle signed on January 15, 2022. On May 2, 2022, the Court preliminarily approved the settlement. The final approval hearing is scheduled for November 17, 2022. If the Court approves the settlement, we do not anticipate the result to have a material adverse impact on our results of operations or financial position. If the Court does not approve the final settlement, we intend to continue to vigorously defend this action.
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

5
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(b) Commitments
As of March 31, 2022, we were committed to fund $1,309 million in limited partnership investments, $75 million in U.S. commercial mortgage loan investments and $20 million in private placement investments. As of March 31, 2022, we were also committed to fund $108 million of bank loan investments which had not yet been drawn.
(12) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2022	$1,860	$2,025	$(24)	$3,861
OCI before reclassifications	(1,057)	(199)	(5)	(1,261)
Amounts reclassified from (to) OCI	6	(37)	—	(31)

Current period OCI	(1,051)	(236)	(5)	(1,292)

Balances as of March 31, 2022 before noncontrolling interests	809	1,789	(29)	2,569

Less: change in OCI attributable to noncontrolling interests	(41)	—	—	(41)

Balances as of March 31, 2022	$850	$1,789	$(29)	$2,610

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2021	$2,214	$2,211	$—	$4,425
OCI before reclassifications	(316)	(385)	136	(565)
Amounts reclassified from (to) OCI	(4)	(34)	—	(38)

Current period OCI	(320)	(419)	136	(603)

Balances as of March 31, 2021 before noncontrolling interests	1,894	1,792	136	3,822

Less: change in OCI attributable to noncontrolling interests	(25)	—	172	147

Balances as of March 31, 2021	$1,919	$1,792	$(36)	$3,675

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The foreign currency translation and other adjustments balance in the charts above included $(4) million and $(15) million, respectively, net of taxes of $1 million and $4 million, respectively, related to a net unrecognized postretirement benefit obligation as of March 31, 2022 and 2021. The balance also included taxes of $(1) million related to foreign currency translation adjustments as of March 31, 2021.
The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statements of income
	Three months ended March 31,
(Amounts in millions)	2022	2021
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$8	$(5)	Net investment (gains) losses
Income taxes	(2)	1	Provision for income taxes

Total	$6	$(4)

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(55)	$(52)	Net investment income
Interest rate swaps hedging assets	(2)	—	Net investment (gains) losses
Interest rate swaps hedging liabilities	1	—	Interest expense
Foreign currency swaps	(1)	—	Net investment income
Income taxes	20	18	Provision for income taxes

Total	$(37)	$(34)

(1)	Amounts exclude adjustments to DAC, present value of future profits, sales inducements and benefit reserves.

6
0

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
A summary of operating results related to Genworth Australia reported as discontinued operations was as follows for the period indicated:

(Amounts in millions)	Three months ended March 31, 2021
Revenues:
Premiums	$51
Net investment income	4
Net investment gains (losses)	(5)

Total revenues	50

Benefits and expenses:
Benefits and other changes in policy reserves	11
Acquisition and operating expenses, net of deferrals	7
Amortization of deferred acquisition costs and intangibles	6
Interest expense	1

Total benefits and expenses	25

Income before income taxes and loss on sale (1)	25
Provision for income taxes	7

Income before loss on sale	18
Loss on sale, net of taxes	(3)

Income from discontinued operations, net of taxes	15

Less: net income from discontinued operations attributable to noncontrolling interests	8

Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$7

(1)	The three months ended March 31, 2021, includes pre-tax income from discontinued operations available to Genworth Financial, Inc.’s common stockholders of $13 million.
In addition, we recorded after-tax income (loss) of $(1) and $11 million for the three months ended March 31, 2022 and 2021, respectively, associated with refinements to our tax matters agreement liability.
Lifestyle protection insurance
On December 1, 2015, Genworth Financial, through its subsidiaries, completed the sale of its lifestyle protection insurance business to AXA. In 2017, AXA sued us for damages on an indemnity in the 2015 agreement related to alleged remediation it paid to customers who purchased payment protection insurance (“PPI”). On July 20, 2020, we reached a settlement agreement related to losses incurred from mis-selling complaints on policies sold from 1970 through 2004. As part of the settlement agreement, Genworth Holdings

6
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

agreed to make payments for certain PPI mis-selling claims, along with a significant portion of future claims to be invoiced by AXA. Under the settlement agreement, Genworth Holdings issued a secured promissory note to AXA, in which it agreed to make deferred cash payments in two installments in June 2022 and September 2022.
In connection with the Genworth Australia sale, Genworth Holdings made a mandatory principal payment to AXA of approximately £176 million ($245 million) in March 2021. The mandatory payment fully repaid the first installment obligation originally due in June 2022 and partially prepaid the September 2022 installment payment.
On September 21, 2021, Genworth Holdings used a portion of the net proceeds from the minority IPO of Enact Holdings to repay the remaining outstanding balance of the secured promissory note of approximately £215 million ($296 million). As of December 31, 2021, we accrued approximately £22 million ($30 million) of estimated future claims still in process of being invoiced. In February 2022, Genworth Holdings paid AXA
 $30
million, which constitutes the majority of the estimated remaining unprocessed claims. We have established our current best estimates for claims still being processed by AXA, as well as other expenses; however, there may be future adjustments to this estimate. If amounts are different from our estimate, it could result in an adjustment to our liability and an additional amount reflected in income (loss) from discontinued operations.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts owed to AXA under the settlement agreement reflected as liabilities related to discontinued operations in our condensed consolidated balance sheets as of the periods presented:

(Amounts in millions)	British Pounds		U.S. Dollar
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Installment payments due to AXA:
June 2022:
Beginning balance	£—	£159	$—	$217
Prepayments (1)	—	(159)	—	(217)

Ending balance	—	—	—	—

September 2022:
Beginning balance	—	187	—	256
Amounts billed as future losses	—	45	—	61
Prepayments (1)	—	(232)	—	(324)
Foreign exchange and other	—	—	—	7

Ending balance	—	—	—	—

Total amounts due under the promissory note	—	—	—	—
Future claims:
Estimated beginning balance	22	79	30	108
Plus: Additional amounts invoiced	1	—	1	—
Change in estimated future claims	—	(10)	—	(14)
Less: Amounts billed and included as mandatory prepayments	—	(45)	—	(61)
Less: Amounts paid	(22)	(2)	(30)	(3)
Foreign exchange and other	—	—	—	—

Estimated future claims	1	22	1	30

Total amounts due to AXA under the settlement agreement	£1	£22	$1	$30

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

For the three months ended March 31, 2022 and 2021, we recorded an after-tax loss from discontinued operations of $1 million in each period, related to the settlement agreement with AXA. In the event AXA recovers amounts from third parties related to the mis-selling losses, including from the distributor responsible for the sale of the policies, we have certain rights to share in those recoveries to recoup payments for the underlying mis-selling losses. As of March 31, 2022, we have not recorded any amounts associated with recoveries from third parties.
In addition to the future claims still being processed under the settlement agreement, we also have an unrelated liability that is owed to AXA associated with a tax gross up on underwriting losses attributable to a product sold by a distributor in our former lifestyle protection insurance business. As of March 31, 2022 and

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2021, the balance of the liability was $3 million and $4 million, respectively
, and is included as liabilities related to discontinued operations in our condensed consolidated balance sheets. For the three months ended March 31, 2021, we recorded an after-tax loss of $4 million associated with adjustments to an underwriting loss liability
previously owed to AXA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and with our 2021 Annual Report on Form 10-K. Unless the context otherwise requires, references to “Genworth,” the “Company,” “we” or “our” herein are to Genworth Financial, Inc. on a consolidated basis. References to “Genworth Financial” refer solely to Genworth Financial, Inc., and not to any of its consolidated subsidiaries.
Cautionary note regarding forward-looking statements
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to future reductions of debt, potential dividends or share repurchases, future Enact Holdings, Inc. (“Enact Holdings”) dividends, the cumulative amount of rate action benefits required for our long-term care insurance business to achieve break-even, future financial performance of our businesses, liquidity and future strategic investments, including new products and services designed to assist individuals with navigating and financing long-term care, and potential third-party relationships or business arrangements relating thereto, as well as statements we make regarding the potential impacts of the coronavirus pandemic (“COVID-19”). Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, business, competitive, market, regulatory and other factors and risks, including but not limited to, the following:

•
we may be unable to successfully execute our strategic plans
: to strengthen our financial position and create long-term shareholder value, including with respect to reducing debt of Genworth Holdings, Inc. (“Genworth Holdings”); maximizing the value of Enact Holdings; achieving economic breakeven on and stabilizing the legacy long-term care insurance in-force block; advancing our long-term care growth initiatives, including launching either unilaterally or with a strategic partner new product and service offerings designed to assist individuals with navigating and financing long-term care; and returning capital to Genworth Financial shareholders, due to numerous risks and constraints, including but not limited to: Enact Holdings’ ability to pay dividends as a result of the government-sponsored enterprises’ (“GSEs”) amendments to the private mortgage insurer eligibility requirements (“PMIERs”) in response to COVID-19 as well as additional PMIERs requirements or other restrictions that the GSEs may place on the ability of Enact Holdings to pay dividends; an inability to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, debt issuances, securities offerings or otherwise, in each case as and when required; our strategic priorities change or become more costly or difficult to successfully achieve than currently anticipated or the benefits achieved being less than anticipated; an inability to identify and contract with a strategic partner regarding a new long-term care insurance business; an inability to establish a new long-term care insurance business or product offerings due to commercial and/or regulatory challenges; an inability to reduce costs proportionate with Genworth’s reduced business activity, including as forecasted and in a timely manner; and adverse tax or accounting charges, including new accounting guidance (that is effective for us on January 1, 2023) related to long-duration insurance contracts;

•
risks relating to estimates, assumptions and valuations
including: inadequate reserves and the need to increase reserves (including as a result of any changes we may make in the future to our assumptions, methodologies or otherwise in connection with periodic or other reviews); risks related to the impact of our annual review of assumptions and methodologies related to our long-term care insurance claim reserves and margin reviews, including risks that additional information obtained in the future or other changes to assumptions or methodologies materially affect margins; or other changes to assumptions or methodologies materially affect margins; the inability to accurately estimate the impacts of COVID-19; inaccurate models; the need to increase our reserves as a result of deviations from our estimates and actuarial assumptions or other reasons; accelerated amortization of deferred acquisition costs (“DAC”) and present value of future profits (“PVFP”) (including as a result of any future changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews); adverse impact on our financial results as a result of projected profits followed by projected losses (as is currently the case with our long-term care insurance business); changes in valuation of fixed maturity and equity securities; and the benefits Enact Holdings realizes from its future loss mitigation actions or programs may be limited;

•
liquidity, financial strength and credit ratings, and counterparty and credit risks including: the impact on Genworth Financial’s and Genworth Holdings’ liquidity caused by the inability to receive dividends or other returns of capital from Enact Holdings, including as a result of COVID-19; limited sources of capital and financing, including under certain conditions we may seek additional capital on unfavorable terms; future adverse rating agency actions against us or Enact Holdings, including with respect to rating downgrades or potential downgrades or being put on review for potential downgrade, all of which could have adverse implications, including with respect to key business relationships, product offerings, business results of operations, financial condition and capital needs, strategic plans, collateral obligations and availability and terms of hedging, reinsurance and borrowings; defaults by counterparties to reinsurance arrangements or derivative instruments; and defaults or other events impacting the value of our invested assets, including but not limited to, our fixed maturity and equity securities, commercial mortgage loans, policy loans and limited partnership investments;

•
risks relating to economic, market and political conditions
including: downturns and volatility in global economies and equity and credit markets, including as a result of inflation and supply chain disruptions, continued labor shortages and other displacements caused by COVID-19; interest rates and changes in rates could adversely affect our business and profitability; deterioration in economic conditions or a decline in home prices or home sales that adversely affect Enact Holdings’ loss experience and/or business levels; political and economic instability or changes in government policies; and fluctuations in international securities markets;

•
regulatory and legal risks
including: extensive regulation of our businesses and changes in applicable laws and regulations (including changes to tax laws and regulations); litigation and regulatory investigations or other actions, including commercial and contractual disputes with counterparties; heightened regulatory restrictions and other insurance, regulatory or corporate law restrictions; the inability to successfully seek in-force rate action increases (including increased premiums and associated benefit reductions) in our long-term care insurance business, including as a result of
COVID-19;
adverse changes in regulatory requirements, including risk-based capital; inability of Enact Holdings to continue to meet the requirements mandated by PMIERs, including as a result of increased delinquencies caused by COVID-19; inability of Enact Holdings’ U.S. mortgage insurance subsidiaries to meet minimum statutory capital requirements; the influence of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and a small number of large mortgage lenders in the U.S. mortgage insurance market and adverse changes to the role or structure of Fannie Mae and Freddie Mac; adverse changes in regulations affecting Enact Holdings, including any additional restrictions placed on Enact Holdings by government and government-owned enterprises and the GSEs in connection with additional capital transactions; inability to continue to implement actions to mitigate the impact of statutory reserve requirements; changes in accounting and reporting standards, including new accounting guidance (that is effective for us on January 1, 2023) related to long-duration insurance contracts;

•
operational risks
including: the inability to retain, attract and motivate qualified employees or senior management; Enact Holdings’ reliance on, and loss of, key customers or distribution relationships;

competition with government-owned and government-sponsored enterprises may put Enact Holdings at a competitive disadvantage on pricing and other terms and conditions; the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations; and failure or any compromise of the security of our computer systems, disaster recovery systems, business continuity plans and failures to safeguard or breaches of confidential information;

•
insurance and product-related risks
including: Enact Holdings’ inability to maintain or increase capital in its mortgage insurance subsidiaries in a timely manner; our inability to increase premiums and reduce benefits sufficiently, and in a timely manner, on our in-force long-term care insurance policies, in each case, as currently anticipated and as may be required from time to time in the future (including as a result of a delay or failure to obtain any necessary regulatory approvals, including as a result of COVID-19, or unwillingness or inability of policyholders to pay increased premiums and/or accept reduced benefits), including to offset any negative impact on our long-term care insurance margins; availability, affordability and adequacy of reinsurance to protect us against losses; decreases in the volume of mortgage originations or increases in mortgage insurance cancellations; increases in the use of alternatives to private mortgage insurance and reductions in the level of coverage selected; potential liabilities in connection with Enact Holdings’ U.S. contract underwriting services; Enact Holdings’ delegated underwriting program may subject its mortgage insurance subsidiaries to unanticipated claims; and medical advances, such as genetic research and diagnostic imaging, and related legislation that impact policyholder behavior in ways adverse to us;

•
other general risks
including: the occurrence of natural or man-made disasters, including geopolitical tensions and war, or a public health emergency, including pandemics, could materially adversely affect our financial condition and results of operations.

We provide additional information regarding these risks and uncertainties in our Annual Report on
Form 10-K,
filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2022. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Accordingly, for the foregoing reasons, we caution you against relying on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required under applicable securities laws.
Overview
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
Enact Holdings is a public company traded on the Nasdaq Global Select Market exchange under the ticker symbol “ACT.” Genworth Financial maintains control of Enact Holdings through an indirect majority voting interest and accordingly, Enact Holdings remains a consolidated subsidiary of Genworth Financial. Our Enact segment predominantly includes Enact Holdings and its mortgage insurance subsidiaries. There are minor financial reporting differences between our Enact segment and the standalone financial results of Enact Holdings, which are separately disclosed with the Securities and Exchange Commission. Notwithstanding these differences, we commonly make references to “Enact,” our “Enact segment” and “our U.S. mortgage insurance subsidiaries” throughout this Quarterly Report on Form 10-Q, which generally can be viewed as references to Enact Holdings and its mortgage insurance subsidiaries, unless the context otherwise requires.
We report our business results through three operating business segments: Enact; U.S. Life Insurance; and Runoff. We also have Corporate and Other activities. Our U.S. Life Insurance segment includes long-term care insurance, life insurance and fixed annuity products. The Runoff segment primarily includes variable annuity, variable life insurance and corporate-owned life insurance products, which have not been actively sold since 2011.
Strategic Update
Genworth is focused on five strategic priorities, including: reducing the debt of Genworth Holdings, the issuer of our outstanding public debt, to approximately $1.0 billion over time; maximizing the value of Enact Holdings; achieving economic breakeven on and stabilizing the legacy long-term care insurance in-force block; advancing Genworth’s long-term care growth initiatives; and returning capital to Genworth Financial shareholders. During the first quarter of 2022, we continued to make meaningful progress on our strategic priorities. Genworth Holdings repurchased $82 million principal amount of its February 2024 debt, leaving $200 million outstanding as of March 31, 2022, and we plan to retire the remaining outstanding balance in the third quarter of 2022, depending upon economic and business conditions, among other considerations. If we are able to retire the February 2024 debt in 2022, the remaining debt outstanding at Genworth Holdings will be approximately $900 million, below our target of approximately $1.0 billion.
Stabilizing our U.S. life insurance business continues to be one of Genworth’s long-term goals. Our U.S. life insurance business continued to make strong progress on its multi-year long-term care insurance in-force rate action plan, receiving approvals of approximately $101 million of incremental annual premiums for the three months ended March 31, 2022. In aggregate, we estimate that the cumulative economic benefit of our long-term care insurance multi-year in-force rate action plan through the first quarter of 2022 was approximately $20.4 billion, on a net present value basis, of the total expected amount required of $28.7 billion. We continue to work closely with the National Association of Insurance Commissioners (“NAIC”) and state regulators to demonstrate the broad-based need for actuarially justified rate increases and associated benefit reductions in order to pay future claims.
Given the significant improvement in the results of operations and financial position of Genworth, including the $2.1 billion of debt reduction in 2021, and the recent approval of an ordinary dividend by Enact Holdings’ board of directors, on May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock. Repurchases under the authorized program would be funded from holding company capital, as well as future cash flow generation, including expected future dividends from Genworth Financial’s ownership in Enact Holdings. We expect the majority of share repurchases to occur following the repayment of Genworth Holdings’ remaining February 2024 debt. If ultimately successful, this will be the first return of capital to Genworth Financial shareholders in over 13 years.
Financial Strength and Credit Ratings
On March 11, 2022, S&P Global Ratings (“S&P”) upgraded the credit rating of Genworth Financial and Genworth Holdings to “B+” (Speculative) from “B” (Speculative) and maintained a Positive outlook. The ratings upgrade is mostly due to the reduction in Genworth Holdings’ debt and other obligations over the past 12 months, resulting in the Company’s improved financial flexibility and lower liquidity risk. In addition, S&P affirmed its “BBB” (Good) financial strength rating of Enact Mortgage Insurance Corporation (“EMICO”) and maintained a Positive outlook.
There were no other changes in the financial strength ratings of our insurance subsidiaries or the credit ratings of Genworth Financial and Genworth Holdings subsequent to February 28, 2022, the date we filed our 2021 Annual Report on Form 10-K. For additional information regarding the financial strength ratings of Genworth Financial’s insurance subsidiaries and the credit ratings of Genworth Financial and Genworth Holdings, including their importance to our business, see “Item 1—Ratings” in our 2021 Annual Report on Form 10-K.

Our Financial Information
The financial information in this Quarterly Report on Form 10-Q has been derived from our unaudited condensed consolidated financial statements.
Revenues and expenses
Our revenues consist primarily of the following:

•	Premiums . Premiums consist primarily of premiums earned on insurance products for mortgage, long-term care and term life insurance.

•
Net investment income
. Net investment income represents the income earned on our investments. For discussion of the change in net investment income, see the comparison for this line item under “—Investments and Derivative Instruments.”

•
Net investment gains (losses)
. Net investment gains (losses) consist primarily of realized gains and losses from the sale of our investments, credit losses, unrealized and realized gains and losses from our equity securities, limited partnership investments and derivative instruments. For discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•
Policy fees and other income
. Policy fees and other income consists primarily of fees assessed against policyholder and contractholder account values, surrender charges, cost of insurance assessed on universal and term universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker/dealer commission revenues, fee revenue from contract underwriting services and other fees.

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

•	Interest credited . Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•
Acquisition and operating expenses, net of deferrals
. Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are costs and expenses that are related directly to the successful acquisition of new or renewal insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses.

•
Amortization of deferred acquisition costs and intangibles
. Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•
Interest expense
. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or Enact Holdings, and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits.

•
Income taxes
. We tax our businesses at the U.S. corporate federal income tax rate of 21%. Each segment is then adjusted to reflect the unique tax attributes of that segment, such as permanent differences between U.S. generally accepted accounting principles (“U.S. GAAP”) and tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other activities.

•
Net income from continuing operations attributable to noncontrolling interests
. Net income from continuing operations attributable to noncontrolling interests represents the portion of income from continuing operations in a subsidiary attributable to third parties.

The effective tax rates disclosed herein are calculated using whole numbers. As a result, the percentages shown may differ from an effective tax rate calculated using rounded numbers.
The annually-determined tax rates and adjustments to each segment’s provision for income taxes are estimates which are subject to review and could change from year to year.
We allocate corporate expenses to each of our operating segments using various methodologies, including based on the amount of capital allocated to each operating segment.

Consolidated Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$931	$968	$(37)	(4)%
Net investment income	764	801	(37)	(5)%
Net investment gains (losses)	28	33	(5)	(15)%
Policy fees and other income	169	183	(14)	(8)%

Total revenues	1,892	1,985	(93)	(5)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,139	1,218	(79)	(6)%
Interest credited	125	131	(6)	(5)%
Acquisition and operating expenses, net of deferrals	271	275	(4)	(1)%
Amortization of deferred acquisition costs and intangibles	92	77	15	19%
Interest expense	26	51	(25)	(49)%

Total benefits and expenses	1,653	1,752	(99)	(6)%

Income from continuing operations before income taxes	239	233	6	3%
Provision for income taxes	58	59	(1)	(2)%

Income from continuing operations	181	174	7	4%
Income (loss) from discontinued operations, net of taxes	(2)	21	(23)	(110)%

Net income	179	195	(16)	(8)%
Less: net income from continuing operations attributable to noncontrolling interests	30	—	30	NM (1)
Less: net income from discontinued operations attributable to noncontrolling interests	—	8	(8)	(100)%

Net income available to Genworth Financial, Inc.’s common stockholders	$149	$187	$(38)	(20)%

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$151	$174	$(23)	(13)%
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(2)	13	(15)	(115)%

Net income available to Genworth Financial, Inc.’s common stockholders	$149	$187	$(38)	(20)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Unless otherwise stated, all references to net income (loss), net income (loss) per share, adjusted operating income (loss) and adjusted operating income (loss) per share found in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read as net income (loss) available to Genworth Financial, Inc.’s common stockholders, net income (loss) available to Genworth Financial, Inc.’s common stockholders per share, adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders and adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share, respectively.

Use of non- GAAP measures
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

The following table presents a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions)	2022	2021
Net income available to Genworth Financial, Inc.’s common stockholders	$149	$187
Add: net income from continuing operations attributable to noncontrolling interests	30	—
Add: net income from discontinued operations attributable to noncontrolling interests	—	8

Net income	179	195
Less: income (loss) from discontinued operations, net of taxes	(2)	21

Income from continuing operations	181	174
Less: net income from continuing operations attributable to noncontrolling interests	30	—

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	151	174
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	(28)	(33)
(Gains) losses on early extinguishment of debt	3	4
Expenses related to restructuring	—	21
Taxes on adjustments	5	2

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$131	$168

We repurchased $82 million principal amount of Genworth Holdings’ senior notes due in February 2024 and $146 million principal amount of Genworth Holdings’ senior notes with 2021 maturity dates in the first quarters of 2022 and 2021, respectively, for a pre-tax loss of $3 million and $4 million, respectively. These transactions were excluded from adjusted operating income as they relate to losses on the early extinguishment of debt.
We recorded a pre-tax expense of $21 million in the first quarter of 2021 related to restructuring costs as we continued to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

Earnings per share
The following table provides basic and diluted earnings per common share for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2022	2021	2022 vs. 2021
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.30	$0.35	$(0.05)	(14)%

Diluted	$0.29	$0.34	$(0.05)	(15)%

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.29	$0.37	$(0.08)	(22)%

Diluted	$0.29	$0.37	$(0.08)	(22)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.26	$0.33	$(0.07)	(21)%

Diluted	$0.25	$0.33	$(0.08)	(24)%

Weighted-average common shares outstanding:
Basic	508.3	506.0

Diluted	517.4	513.8

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation.
The following table presents a summary of adjusted operating income (loss) for our segments and Corporate and Other activities for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$135	$126	$9	7%
U.S. Life Insurance segment:
Long-term care insurance	59	95	(36)	(38)%
Life insurance	(79)	(63)	(16)	(25)%
Fixed annuities	16	30	(14)	(47)%

U.S. Life Insurance segment	(4)	62	(66)	(106)%

Runoff segment	9	12	(3)	(25)%
Corporate and Other activities	(9)	(32)	23	72%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$131	$168	$(37)	(22)%

Executive Summary of Consolidated Financial Results
Below is an executive summary of our consolidated financial results for the periods indicated. Amounts below are net of taxes, unless otherwise indicated. After-tax amounts assume a tax rate of 21%.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

•
Net income for the three months ended March 31, 2022 and 2021 was $149 million and $187 million, respectively, and adjusted operating income was $131 million and $168 million, respectively. Our Enact segment drove our first quarter of 2022 consolidated financial results, reporting $135 million of adjusted operating income, an increase of 7% compared to the first quarter of 2021. Our U.S. Life Insurance segment reported an adjusted operating loss of $4 million in the first quarter of 2022 driven mostly by unfavorable life insurance operating results, which reported an adjusted operating loss of $79 million for the three months ended March 31, 2022, an increase of 25% compared to the three months ended March 31, 2021. The following is a summary comparison of adjusted operating income (loss) for our segments and Corporate and Other activities:

•	Our Enact segment had adjusted operating income of $135 million and $126 million for the three months ended March 31, 2022 and 2021, respectively.

•
The increase was primarily attributable to lower losses largely from a favorable reserve adjustment of $40 million in the current year primarily related to COVID-19 delinquencies in 2020 curing at levels above original reserve expectations compared to reserve strengthening of $8 million on pre-COVID-19 delinquencies in the prior year, as well as from lower new delinquencies in the current year.

•
These improvements were partially offset by lower premiums and the minority initial public offering (“IPO”) of Enact Holdings that closed in September 2021, which reduced Genworth Financial’s ownership percentage to 81.6% and resulted in lower net income of $30 million in the current year.

•
Our U.S. Life Insurance segment had an adjusted operating loss of $4 million for the three months ended March 31, 2022 compared to adjusted operating income of $62 million for the three months ended March 31, 2021.

•	Long-term care insurance:

•
Adjusted operating income decreased $36 million primarily from a decrease in claim terminations driven mostly by lower mortality, higher severity and frequency of new claims, less favorable development on incurred but not reported (“IBNR”) claims, lower renewal premiums and lower net investment income.

•
These unfavorable developments were partially offset by higher premiums and reduced benefits of $61 million in the current year from in-force rate actions approved and implemented, which included a net favorable impact from policyholder benefit reduction elections made as part of a legal settlement.

•
To account for the change in experience related to mortality and claim incidence due to COVID-19, we increased claim reserves by $76 million in the prior year. In the first quarter of 2022, as the impacts of COVID-19 lessened, we reduced claim reserves by $30 million.

•	Life insurance:

•	The adjusted operating loss increased $16 million mainly attributable to a $20 million legal settlement accrual, partially offset by lower mortality in the current year compared to the prior year.

•	Fixed annuities:

•	Adjusted operating income decreased $14 million mainly attributable to lower net spreads and lower mortality in our single premium immediate annuities in the current year.

•	Our Runoff segment had adjusted operating income of $9 million and $12 million for the three months ended March 31, 2022 and 2021, respectively.

•
The decrease was predominantly due to unfavorable equity market performance and higher interest rates resulting in a decline in the average account values of our variable annuity products reducing fee income in the current year.

•	Corporate and Other activities had an adjusted operating loss of $9 million and $32 million for the three months ended March 31, 2022 and 2021, respectively.

•	The decrease in the loss was primarily related to lower interest expense in the current year.
Significant Developments and Strategic Highlights
The periods under review include, among others, the following significant developments and steps taken in the execution of our strategic priorities.
Enact

•	PMIERs compliance:

•	Enact’s PMIERs sufficiency ratio was 176% or $2,261 million above the published PMIERs requirements as of March 31, 2022.

•
As of March 31, 2022, Enact had estimated available assets of $5,222 million against $2,961 million net required assets under PMIERs compared to available assets of $5,077 million against $3,074 million net required assets as of December 31, 2021 (PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE restrictions imposed on Enact Holdings).

•
The increase in the PMIERs sufficiency was driven primarily by the completion of two excess of loss reinsurance transactions in the first quarter of 2022, which added approximately $370 million of additional PMIERs capital credit as of March 31, 2022, as well as lapses, business cash flows and lower delinquencies, partially offset by new insurance written and amortization of existing reinsurance transactions.

•
As of March 31, 2022 and December 31, 2021, Enact’s PMIERs required assets benefited by $272 million and $390 million, respectively, from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans.

•	Dividends:

•	Enact Holdings’ board of directors approved the initiation of a quarterly dividend commencing with a dividend of $10.14 per share in the second quarter of 2022.

•
Enact Holdings will continue to evaluate the most appropriate amount of total capital to return to shareholders for the remainder of 2022, which could include a potential special dividend later in 2022 and/or other capital returns to shareholders.

U.S. Life Insurance

•	Long-term care insurance multi-year in-force rate action plan:

•	During the first quarter of 2022, we continued to make strong progress on our long-term care insurance in-force rate action plan.

•
We estimate that the cumulative economic benefit of our long-term care insurance multi-year in-force rate action plan through the first quarter of 2022 was approximately $20.4 billion, on a net present value basis, of the total expected amount required of $28.7 billion.

•
We received 38 filing approvals from 15 states during the three months ended March 31, 2022, representing a weighted-average increase of 29% on approximately $354 million in annualized in-force premiums, or approximately $101 million of incremental annual premiums.

•	We expect to begin submitting new filings in the second quarter of 2022.

•	Profits followed by losses in our long-term care insurance business:

•	Future projections in our long-term care insurance block, excluding the acquired block, indicate we have projected profits in earlier periods followed by projected losses in later periods.

•
As a result of this pattern of projected profits followed by projected losses, we will ratably accrue additional future policy benefit reserves over the profitable periods, currently expected to be through 2031, by the amounts necessary to offset estimated losses during the periods that follow.

•	As of March 31, 2022 and December 31, 2021, the total amount accrued for profits followed by losses was $1,473 million and $1,274 million, respectively.
Liquidity and Capital Resources

•	Execution of strategic plan to reduce debt maturities:

•	We continue to focus on deleveraging with a goal of reducing debt at Genworth Holdings, the issuer of our outstanding public debt, to approximately $1.0 billion or less over time.

•	As of March 31, 2022, Genworth Holdings had outstanding $1.1 billion of long-term debt, with no debt maturities until February 2024.

•
During the first quarter of 2022, Genworth Holdings repurchased $82 million principal amount of its 4.80% senior notes due in February 2024, leaving a remaining balance outstanding of $200 million as of March 31, 2022. We plan to retire the remaining outstanding balance in the third quarter of 2022, depending upon economic and business conditions, among other considerations.

•	Repayment of the majority of AXA S.A.’s (“AXA”) future billings:

•	In connection with the AXA settlement agreement, we agreed to make payments for a significant portion of unprocessed claims to be invoiced by AXA in future periods.

•	In February 2022, Genworth Holdings paid AXA $30 million, which constitutes the majority of the estimated remaining unprocessed claims.

•	Genworth Financial share repurchase program:

•	On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock.
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
Management regularly monitors and reports a loss ratio for our businesses. For our mortgage insurance businesses included in our Enact segment, the loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. For our long-term care insurance business included in our U.S. Life Insurance segment, the loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums. We consider the loss ratio to be a measure of underwriting performance in these businesses and helps to enhance the understanding of the operating performance of our businesses.
Management also regularly monitors and reports adjusted operating income available to Genworth Financial, Inc.’s common stockholders attributable to in-force rate actions in the long-term care insurance business included in our U.S. Life Insurance segment. In-force rate actions include premium rate increases and associated benefit reductions implemented since 2012, which are presented net of estimated premium taxes, commissions, and other expenses on an after-tax basis. Estimates for in-force rate actions reflect certain simplifying assumptions that may vary materially from actual historical results, including but not limited to, a uniform rate of coinsurance and premium taxes in addition to consistent policyholder behavior over time. Actual policyholder behavior may differ significantly from these assumptions. In addition, estimates exclude reserve updates resulting from profits followed by losses. Management considers adjusted operating income attributable to in-force rate actions to be a measure of our operating performance because it helps bring older generation long-term care insurance blocks closer to a break-even point over time and helps bring the loss ratios on newer long-term care insurance blocks back towards their original pricing.
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
Mortgage origination activity declined during the first quarter of 2022 compared to the fourth quarter of 2021 due to typical seasonal trends and in response to rising mortgage rates that specifically impacted the refinance market. This trend is likely to continue as the U.S. Federal Reserve has signaled that it expects to make additional interest rate increases throughout the remainder of 2022. Housing affordability declined nationally as of February 2022 compared to February 2021 due to rising home prices and increasing interest rates, modestly offset by rising median family income according to the National Association of Realtors Housing Affordability Index.
The unemployment rate has continued to decrease since the beginning of COVID-19 and was 3.6% in March 2022. Unemployment is relatively in line with the pre-pandemic level of 3.5% in February 2020 and has steadily decreased from a peak of 14.8% in April 2020. After the continued recovery in the first quarter of 2022, the number of unemployed Americans stands at approximately six million, which is approximately 300,000 higher than in February 2020. Among the unemployed, those on temporary layoff continued to decrease to approximately 800,000 from a peak of 18 million in April 2020, and the number of permanent job losses decreased to approximately one million. In addition, the number of long term unemployed over 26 weeks has continued to decrease since March 2021, falling to approximately one million in March 2022.
In January 2022, the Federal Housing Finance Agency (“FHFA”) introduced new upfront fees charged to borrowers for some high-balance and second home loans sold to Fannie Mae and Freddie Mac. Upfront fees for high-balance loans increased between 0.25% and 0.75%, tiered by loan-to-value ratio. For second home loans, the upfront fees increased between 1.125% and 3.875%, also tiered by loan-to-value ratio. The new pricing framework became effective April 1, 2022. Enact does not anticipate this will significantly impact the private mortgage insurance market or its results of operations, including future growth.
For mortgages insured by the federal government (including those purchased by Fannie Mae and Freddie Mac), forbearance allows borrowers impacted by COVID-19 to temporarily suspend mortgage payments up to 18 months subject to certain limits. An initial forbearance period is typically up to six months and can be extended up to another six months if requested by the borrower to their mortgage servicer. For GSE loans in a COVID-19 forbearance plan as of February 28, 2021, the maximum forbearance can be up to 18 months. Currently, the GSEs do not have a deadline for requesting an initial forbearance. Even though most foreclosure moratoriums expired at the end of 2021, federal laws and regulations continue to require servicers to discuss loss mitigation options with borrowers before proceeding with foreclosures. These requirements could further extend the foreclosure timeline which could negatively impact the severity of loss on loans that go to claim.
Although it is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer reported forbearances have generally declined. As of March 31, 2022, approximately 2% or 18,588 of Enact’s active primary policies were reported in a forbearance plan, of which approximately 41% were reported as delinquent.
Total delinquencies decreased during the first quarter of 2022 compared to the first quarter of 2021 as a result of cures outpacing new delinquencies. The first quarter 2022 new delinquency rate of 0.9% was in line with Enact’s pre-pandemic levels. Despite continued economic recovery, the full impact of COVID-19 and its adverse economic effects on Enact’s future business results are difficult to predict. Given the maximum length of forbearance plans, the resolution of a delinquency in a plan may not be known for several quarters. Enact continues to monitor regulatory and government actions and the resolution of forbearance delinquencies. While the associated risks have moderated, it is possible that COVID-19 could have a significant adverse impact on Enact’s future results of operations and financial condition.
Private mortgage insurance market penetration and eventual market size are affected in part by actions that impact housing or housing finance policy taken by the GSEs and the U.S. government, including but not limited to, the Federal Housing Administration (“FHA”) and the FHFA. In the past, these actions have included announced changes, or potential changes, to underwriting standards, including changes to the GSEs’ automated underwriting systems, FHA pricing, GSE guaranty fees, loan limits and alternative products. On February 25,

2022, the FHFA finalized the rule for the Enterprise Capital Framework, which included technical corrections to their December 17, 2020 rule. Higher GSE capital requirements could ultimately lead to increased costs to borrowers of GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could result in a smaller market for private mortgage insurance.
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
New insurance written of $18.8 billion in the first quarter of 2022 decreased 25% compared to the first quarter of 2021 primarily due to a smaller estimated private mortgage insurance market, which was primarily driven by a decline in refinance originations due to rising mortgage rates in the current year.
Enact’s primary persistency increased to 76% during the first quarter of 2022 compared to 56% during the first quarter of 2021 and is approaching its historic norms of approximately 80%. The increase in persistency was primarily driven by a decline in the percentage of in-force policies with mortgage rates above current interest rates. The increase in persistency more than offset the decline in new insurance written in the first quarter of 2022, leading to an increase in insurance in-force of $5.3 billion as compared to December 31, 2021. Prior to the first quarter of 2022, low persistency impacted business performance trends during 2021 in several ways, including but not limited to, accelerating the recognition of earned premiums due to single premium policy cancellations, accelerating the amortization of existing reinsurance transactions and shifting the concentration of Enact’s primary insurance in-force to more recent years of policy origination. As of March 31, 2022, Enact’s primary insurance in-force had approximately 4% concentration in 2014 and prior book years. In contrast, Enact’s 2021 book year represented 38% of its primary insurance in-force concentration while its 2022 book year was 8% as of March 31, 2022.
The U.S. private mortgage insurance industry is highly competitive. Enact Holdings’ market share is influenced by the execution of its go to market strategy, including but not limited to, pricing competitiveness relative to its peers and its selective participation in forward commitment transactions. Enact continues to manage the quality of new business through pricing and its underwriting guidelines, which are modified from time to time when circumstances warrant. The market and underwriting conditions, including the mortgage insurance pricing environment, are within Enact’s risk adjusted return appetite, enabling it to write new business at returns it views as attractive.
Net earned premiums decreased in the first quarter of 2022 compared to the first quarter of 2021 primarily from the continued lapse of older higher priced policies, a decrease in single premium policy cancellations in the current year and higher ceded premiums due to a higher volume of credit risk transfer transactions, partially offset by insurance in-force growth in the current year. The total number of delinquent loans has declined from the COVID-19 peak in the second quarter of 2020 as borrowers continued to exit forbearance plans and new forbearances declined. During this time and consistent with prior years, servicers continued the practice of remitting premiums during the early stages of default. Additionally, Enact has a business practice of refunding the post-delinquent premiums to the insured party if the delinquent loan goes to claim. Enact records a liability and a reduction to net earned premiums for the post-delinquent premiums it expects to refund. The post-

delinquent premium liability recorded since the beginning of COVID-19 in the second quarter of 2020 through the first quarter of 2022 was not significant in relation to the change in earned premiums for those periods as a result of the high concentration of new delinquencies being subject to a servicer reported forbearance plan and the lower estimated rate at which delinquencies go to claim for these loans.
Enact’s loss ratio for the three months ended March 31, 2022 and 2021 was (4)% and 22%, respectively. The decrease was largely from a favorable reserve adjustment of $50 million during the first quarter of 2022 primarily related to COVID-19 delinquencies from 2020 compared to reserve strengthening of $10 million on pre-COVID-19 delinquencies in the first quarter of 2021 and from lower new delinquencies in the current year. During the peak of COVID-19, Enact experienced elevated new delinquencies subject to forbearance plans. Those delinquencies have been curing at levels above Enact’s reserve expectations, which led to the release of reserves in the first quarter of 2022.
Enact’s loss reserves continue to be impacted by COVID-19 and remain subject to uncertainty. Borrowers who have experienced a financial hardship including, but not limited to, the loss of income due to the closing of a business or the loss of a job continue to take advantage of available forbearance programs and payment deferral options. Loss reserves recorded on these new delinquencies have a high degree of estimation due to the level of uncertainty regarding whether delinquencies in forbearance will ultimately cure or result in claim payments. The severity of loss on loans that do go to claim may be negatively impacted by the extended forbearance and foreclosure timelines, the associated elevated expenses and the higher loan amount of the recent new delinquencies. These negative influences on loss severity could be mitigated in part by further home price appreciation. For loans insured on or after October 1, 2014, Enact’s mortgage insurance policies limit the number of months of unpaid interest and associated expenses that are included in the mortgage insurance claim amount to a maximum of 36 months.
New primary delinquencies in the first quarter of 2022 declined compared to the first quarter of 2021. New primary delinquencies of 8,724 contributed $39 million of loss expense in the first quarter of 2022. Enact incurred $44 million of losses from 10,053 new primary delinquencies in the first quarter of 2021 driven primarily by an increase in borrower forbearance as a result of COVID-19. In determining the loss expense estimate, considerations were given to forbearance and non-forbearance delinquencies, recent cure and claim experience and the prevailing economic conditions. Approximately 27% of Enact’s primary new delinquencies in the first quarter of 2022 were subject to a forbearance plan as compared to 54% in the first quarter of 2021.
As of March 31, 2022, EMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was approximately 12.2:1, compared with a risk-to-capital ratio of 12.3:1 as of December 31, 2021. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk-in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business or capital support provided.
Under PMIERs, Enact is subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. Since 2020, the GSEs have issued several amendments to PMIERs, which implemented both permanent and temporary revisions to PMIERs. For loans that became non-performing due to a COVID-19 hardship, PMIERs was temporarily amended with respect to each non-performing loan that (i) had an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 or (ii) is subject to a forbearance plan granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. The risk-based required asset amount factor for the non-performing loan is the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and

(b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier was applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing loan due to having missed two monthly payments. Loans subject to a forbearance plan described in (ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period. The PMIERs amendment dated June 30, 2021 further allows loans that enter a forbearance plan due to a COVID-19 hardship on or after April 1, 2021 to remain eligible for extended application of the reduced PMIERs capital factor for as long as the loan remains in forbearance. In addition, the PMIERs amendments imposed permanent revisions to the risk-based required asset amount factor for non-performing loans for properties located in future Federal Emergency Management Agency Declared Major Disaster Areas eligible for individual assistance.
In September 2020, subsequent to the issuance of Enact Holdings’ senior notes due in 2025, the GSEs imposed certain restrictions (the “GSE Restrictions”) with respect to capital on Enact. In May 2021, in connection with their conditional approval of the then potential partial sale of Enact Holdings, the GSEs confirmed the GSE Restrictions will remain in effect until the following collective conditions (“GSE Conditions”) are met: (a) EMICO obtains “BBB+”/“Baa1” (or higher) rating from S&P, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. for two consecutive quarters and (b) Genworth achieves certain financial metrics. Prior to the satisfaction of the GSE Conditions, the GSE Restrictions require:

•	EMICO to maintain 120% of PMIERs minimum required assets during 2022 and 125% thereafter;

•
Enact Holdings to retain $300 million of its holding company cash that can be drawn down exclusively for its debt service or to contribute to EMICO to meet its regulatory capital needs including PMIERs; and

•	written approval must be received from the GSEs prior to any additional debt issuance by either EMICO or Enact Holdings.
Until the GSE Conditions imposed in connection with the GSE Restrictions are met, Enact Holdings’ liquidity must not fall below 13.5% of its outstanding debt. As of March 31, 2022, after taking into account debt service to date, Enact Holdings must maintain holding company cash of approximately $228 million.
Fannie Mae agreed to reconsider the GSE Restrictions if Genworth Financial were to own 50% or less of Enact Holdings at any point prior to their expiration. Our current plans do not include any additional minority sales resulting in Genworth Financial owning less than 80% of Enact Holdings.
As of March 31, 2022, Enact had estimated available assets of $5,222 million against $2,961 million net required assets under PMIERs compared to available assets of $5,077 million against $3,074 million net required assets as of December 31, 2021. The sufficiency ratio as of March 31, 2022 was 176% or $2,261 million above the published PMIERs requirements, compared to 165% or $2,003 million above the published PMIERs requirements as of December 31, 2021. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions imposed on Enact. The increase in the PMIERs sufficiency was driven primarily by the completion of two excess of loss reinsurance transactions in the first quarter of 2022, which added approximately $370 million of additional PMIERs capital credit as of March 31, 2022, as well as lapses, business cash flows and lower delinquencies, partially offset by new insurance written and amortization of existing reinsurance transactions. Enact’s PMIERs required assets as of March 31, 2022 and December 31, 2021 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. The application of the 0.30 multiplier to all eligible delinquencies provided $272 million of benefit to Enact’s March 31, 2022 PMIERs required assets compared to $390 million of benefit as of December 31, 2021. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier.

On January 27, 2022, Enact executed an excess of loss reinsurance transaction with a panel of reinsurers, which provides up to approximately $294 million of reinsurance coverage on a portion of the current and expected new insurance written for the 2022 book year, effective January 1, 2022. On March 24, 2022, Enact executed another excess of loss reinsurance transaction with a panel of reinsurers, which provides up to approximately $325 million of reinsurance coverage on a portfolio of existing mortgage insurance policies written from July 1, 2021 through December 31, 2021, effective March 1, 2022. Credit risk transfer transactions provided an aggregate of approximately $1,622 million of PMIERs capital credit as of March 31, 2022. Enact may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time.
On April 26, 2022, Enact Holdings’ board of directors approved the initiation of a dividend program under which it intends to pay a quarterly cash dividend. The inaugural quarterly dividend for the second quarter of 2022 will be $0.14 per share, payable on May 26, 2022 to common shareholders of record on May 9, 2022. Future dividend payments are subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial, and will be targeted to be paid in the third month of each subsequent quarter. In April 2022, EMICO completed a distribution to Enact Holdings that will support its ability to pay a quarterly dividend. Enact Holdings intends to use these proceeds and future EMICO distributions to fund the quarterly dividend as well as to bolster its financial flexibility and return additional capital to shareholders.
Returning capital to shareholders, balanced with Enact Holdings’ growth and risk management priorities, remains a key commitment for Enact Holdings as it looks to enhance shareholder value through time. Enact Holdings believes the initiation of a quarterly dividend reflects meaningful progress towards that goal and continues to evaluate the most appropriate amount of total capital to return to shareholders for the remainder of 2022. Enact Holdings’ ultimate view will be shaped by its capital prioritization framework, including: supporting its existing policyholders; growing its mortgage insurance business; funding attractive new business opportunities; and returning capital to shareholders. Enact Holdings’ total return of capital will also be based on its view of the prevailing and prospective macro-economic conditions, regulatory landscape and business performance. Any future dividends or additional returns of capital will include a proportionate distribution to minority shareholders.

Segment results of operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$234	$252	$(18)	(7)%
Net investment income	35	35	—	—%
Net investment gains (losses)	—	(1)	1	100%
Policy fees and other income	1	2	(1)	(50)%

Total revenues	270	288	(18)	(6)%

Benefits and expenses:
Benefits and other changes in policy reserves	(10)	55	(65)	(118)%
Acquisition and operating expenses, net of deferrals	54	57	(3)	(5)%
Amortization of deferred acquisition costs and intangibles	3	4	(1)	(25)%
Interest expense	13	13	—	—%

Total benefits and expenses	60	129	(69)	(53)%

Income from continuing operations before income taxes	210	159	51	32%
Provision for income taxes	45	34	11	32%

Income from continuing operations	165	125	40	32%
Less: net income from continuing operations attributable to noncontrolling interests	30	—	30	NM (1)

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	135	125	10	8%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses	—	1	(1)	(100)%
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$135	$126	$9	7%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income increased primarily attributable to lower losses largely from a favorable reserve adjustment of $40 million in the current year primarily related to COVID-19 delinquencies in 2020 curing at levels above original reserve expectations compared to reserve strengthening of $8 million on pre-COVID-19 delinquencies in the prior year, as well as from lower new delinquencies in the current year. These improvements were partially offset by lower premiums and the minority IPO of Enact Holdings that closed in September 2021, which reduced Genworth Financial’s ownership percentage to 81.6% and resulted in lower net income of $30 million in the current year.

Revenues
Premiums decreased mainly driven by continued lapse of older higher priced policies, lower single premium policy cancellations and higher ceded premiums, partially offset by higher insurance in-force in the current year.
Benefits and expenses
Benefits and other changes in policy reserves decreased largely from a favorable reserve adjustment of $50 million in the current year primarily related to COVID-19 delinquencies in 2020 curing at levels above original reserve expectations compared to reserve strengthening of $10 million on pre-COVID-19 delinquencies in the prior year. Enact also experienced lower new delinquencies in the current year.
Acquisition and operating expenses, net of deferrals, decreased primarily attributable to lower operating costs in the current year.
Provision for income taxes.
The effective tax rate was 21.6% and 21.2% for the three months ended March 31, 2022 and 2021, respectively, consistent with the U.S. corporate federal income tax rate.
Net income from continuing operations attributable to noncontrolling interests.
The increase relates to the minority IPO of Enact Holdings on September 16, 2021, which reduced Genworth Financial’s ownership percentage to 81.6%.
Enact selected operating performance measures
Primary Mortgage Insurance
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
The following table sets forth selected operating performance measures regarding Enact as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Primary insurance in-force (1)	$231,853	$210,187	$21,666	10%
Risk in-force:
Primary	$58,295	$52,866	$5,429	10%
Pool	97	134	(37)	(28)%

Total risk in-force	$58,392	$53,000	$5,392	10%

New insurance written	$18,823	$24,934	$(6,111)	(25)%

(1)	Primary insurance in-force represents the aggregate unpaid principal balance for loans Enact insures. Original loan balances are primarily used to determine premiums.

Primary insurance in-force and risk in-force
Primary insurance in-force increased largely from new insurance written. In addition, higher persistency led to lower lapses and cancellations in the current year. Primary persistency was 76% and 56% for the three months ended March 31, 2022 and 2021, respectively. Persistency remains slightly below Enact’s historic norms but is trending upward due to the recent rise in interest rates. Total risk in-force increased primarily as a result of higher primary insurance in-force.
New insurance written
New insurance written decreased principally due to a smaller private mortgage insurance available market, which was primarily driven by a decline in refinance originations due to rising interest rates in the current year.
Loss and expense ratios
The following table sets forth the loss and expense ratios for Enact for the dates indicated:

	Three months ended March 31,		Increase (decrease)

	2022	2021	2022 vs. 2021
Loss ratio	(4)%	22%	(26)%
Expense ratio	24%	24%	—%
The loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. The expense ratio is the ratio of general expenses to net earned premiums. In Enact, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.
The loss ratio decreased compared to the three months ended March 31, 2021 largely from a favorable reserve adjustment of $50 million in the current year primarily related to COVID-19 delinquencies in 2020 curing at levels above original reserve expectations compared to reserve strengthening of $10 million on pre-COVID-19 delinquencies in the prior year. Enact also experienced lower new delinquencies in the current year. The favorable reserve adjustment reduced the loss ratio by 21 percentage points in the current year.
The expense ratio was flat compared to the three months ended March 31, 2021 as lower operating costs were offset by lower premiums in the current year.

Mortgage insurance loan portfolio
The following table sets forth selected financial information regarding Enact’s loan portfolio as of March 31:

(Amounts in millions)	2022	2021
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$36,867	$33,757
90.01% to 95.00%	96,419	92,124
85.01% to 90.00%	66,226	58,098
85.00% and below	32,341	26,208

Total	$231,853	$210,187

Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$10,379	$9,151
90.01% to 95.00%	27,987	26,637
85.01% to 90.00%	16,082	13,997
85.00% and below	3,847	3,081

Total	$58,295	$52,866

Primary insurance in-force by FICO (1) score at origination:
Over 760	$93,222	$79,285
740-759	36,821	33,607
720-739	32,363	30,295
700-719	27,620	26,309
680-699	21,259	20,777
660-679 (2)	10,805	10,001
640-659	6,188	5,981
620-639	2,774	2,893
<620	801	1,039

Total	$231,853	$210,187

Primary risk in-force by FICO score at origination:
Over 760	$23,326	$19,829
740-759	9,267	8,442
720-739	8,224	7,715
700-719	6,974	6,678
680-699	5,334	5,231
660-679 (2)	2,715	2,484
640-659	1,550	1,485
620-639	699	734
<620	206	268

Total	$58,295	$52,866

(1)	Fair Isaac Company.
(2)	Loans with unknown FICO scores are included in the 660-679 category.

Delinquent loans
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for Enact’s loan portfolio as of the dates indicated:

	March 31, 2022	December 31, 2021	March 31, 2021
Primary insurance:
Insured loans in-force	941,689	937,350	922,186
Delinquent loans	22,571	24,820	41,332
Percentage of delinquent loans (delinquency rate)	2.40%	2.65%	4.48%
Delinquency rates have decreased primarily from a decline in total delinquencies as the economy continues to recover from COVID-19 and as cures outpaced new delinquencies.
The following tables set forth primary delinquencies, direct primary case reserves and risk in-force by aged missed payment status in Enact’s loan portfolio as of the dates indicated:

	March 31, 2022
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	6,837	$38	$359	11%
4 - 11 payments	6,875	115	392	29%
12 payments or more	8,859	438	515	85%

Total	22,571	$591	$1,266	47%

	December 31, 2021
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	6,586	$35	$340	10%
4 - 11 payments	7,360	111	426	26%
12 payments or more	10,874	460	643	72%

Total	24,820	$606	$1,409	43%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
The increase in reserves as a percentage of risk in-force as of March 31, 2022 was primarily driven by the decrease in delinquent risk in-force mainly due to lower total delinquencies as cures outpaced new delinquencies in the first quarter of 2022. While the number of loans that are delinquent for 12 months or more has decreased since December 31, 2021, it remains elevated compared to pre-COVID-19 levels due in large part to borrowers entering a forbearance plan over a year ago driven by COVID-19. Resolution of a delinquency in a forbearance plan, whether it ultimately results in a cure or a claim, is difficult to estimate and may not be known for several quarters, if not longer. In addition, due to foreclosure moratoriums and the uncertainty around the lack of progression through the foreclosure process, there is still uncertainty around the likelihood and timing of delinquencies going to claim.
Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. The tables below set forth the dispersion of direct primary case reserves and primary delinquency rates for the 10 largest states and the 10 largest

Metropolitan Statistical Areas (“MSA”) or Metro Divisions (“MD”) by Enact’s primary risk in-force as of the dates indicated. Delinquency rates are shown by region based upon the location of the underlying property rather than the location of the lender.

	Percent of primary risk in-force as of March 31, 2022	Percent of direct case reserves as of March 31, 2022 (1)	Delinquency rate as of
			March 31, 2022	December 31, 2021	March 31, 2021
By State:
California	11%	11%	2.75%	3.17%	5.76%
Texas	8%	8%	2.51%	2.89%	5.25%
Florida (2)	7%	9%	2.51%	2.97%	5.97%
New York (2)	5%	12%	3.51%	3.80%	6.36%
Illinois (2)	5%	6%	2.85%	3.09%	5.07%
Michigan	4%	2%	1.87%	1.87%	2.68%
Arizona	4%	2%	1.92%	2.31%	4.06%
North Carolina	3%	2%	1.96%	2.18%	3.60%
Pennsylvania (2)	3%	3%	2.30%	2.38%	3.83%
Washington	3%	3%	2.68%	2.98%	5.47%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
(2)	Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be complete.

	Percent of primary risk in-force as of March 31, 2022	Percent of direct case reserves as of March 31, 2022 (1)	Delinquency rate as of
			March 31, 2022	December 31, 2021	March 31, 2021
By MSA or MD:
Chicago-Naperville, IL MD	3%	5%	3.39%	3.68%	6.28%
Phoenix, AZ MSA	3%	2%	1.92%	2.36%	4.12%
New York, NY MD	3%	8%	4.68%	5.32%	9.56%
Atlanta, GA MSA	2%	3%	2.92%	3.28%	6.10%
Washington-Arlington, DC MD	2%	2%	2.50%	2.96%	5.84%
Houston, TX MSA	2%	3%	3.20%	3.61%	6.89%
Riverside-San Bernardino, CA MSA	2%	2%	3.05%	3.42%	6.53%
Los Angeles-Long Beach, CA MD	2%	3%	3.22%	3.95%	7.30%
Dallas, TX MD	2%	2%	2.04%	2.31%	4.59%
Nassau County, NY MD	2%	5%	5.02%	5.55%	10.13%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

The following table sets forth the dispersion of Enact’s direct primary case reserves, primary insurance in-force and risk in-force by year of policy origination, and delinquency rate as of March 31, 2022:

(Amounts in millions)	Percent of direct case reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total	Delinquency rate
Policy Year
2008 and prior	25%	$7,723	3%	$1,991	3%	10.41%
2009 to 2014	5	2,946	1	788	1	5.34%
2015	5	3,960	2	1,058	2	4.06%
2016	7	8,076	4	2,147	4	3.48%
2017	10	8,023	4	2,094	4	4.43%
2018	12	8,306	4	2,092	4	5.48%
2019	17	19,609	8	4,935	8	3.44%
2020	15	65,807	28	16,606	28	1.49%
2021	4	88,757	38	21,959	38	0.58%
2022	—	18,646	8	4,625	8	0.04%

Total portfolio	100%	$231,853	100%	$58,295	100%	2.40%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
Loss reserves in policy years 2008 and prior are outsized compared to their representation of risk in-force. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses Enact will experience on these policy years, they have become a smaller percentage of its total mortgage insurance portfolio. The largest portion of loss reserves has shifted to newer book years as a result of COVID-19 given their significant representation of risk in-force. As of March 31, 2022, Enact’s 2015 and newer policy years represented approximately 96% of its primary risk in-force and 70% of its total direct primary case reserves.
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
Our liability for policy and contract claims is reviewed quarterly and we conduct a detailed review of our claim reserve assumptions and methodologies for our long-term care insurance annually typically during the third or fourth quarter of each year. Our liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing typically performed in the third or fourth quarter of each year. As part of loss recognition testing, we also review the recoverability of DAC and PVFP at least annually. In addition, we perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis annually.
As of December 31, 2021, each of our life insurance subsidiaries exceeded the minimum required risk-based capital (“RBC”) levels in their respective domiciliary state. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 289% as of December 31, 2021. As of March 31, 2022, the consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries increased compared to December 31, 2021 as a result of higher earnings in our long-term care insurance business mainly driven by claim experience and premium rate increases and benefit reductions, including policyholder benefit reduction elections made as part of a legal settlement, partially offset by elevated mortality in our life insurance products.
We continue to face challenges in our principal life insurance subsidiaries, particularly those subsidiaries that rely heavily on long-term care insurance in-force rate actions as a source of earnings and capital. We may see variability in statutory results and a decline in the RBC ratios of these subsidiaries given the time lag between the approval of in-force rate actions versus when the benefits from the in-force rate actions (including increased premiums and associated benefit reductions) are fully realized in our financial results. Additionally, the RBC ratio of our U.S. life insurance subsidiaries would be negatively impacted by future increases in our statutory reserves, including results of life mortality, cash flow testing and assumption reviews, particularly in our long-term care insurance business. Future declines in the RBC ratio of our life insurance subsidiaries could result in heightened supervision and regulatory action.
Results of our U.S. life insurance businesses are also impacted by interest rates. Low interest rates put pressure on the profitability and returns of these businesses as higher yielding investments mature and are replaced with lower-yielding investments. We seek to manage the impact of low interest rates through asset-liability management, investment in alternative assets, including limited partnerships, as well as interest rate hedging strategies for a portion of our long-term care insurance product cash flows. Additionally, certain products have implicit and explicit rate guarantees or optionality that are significantly impacted by changes in interest rates. During periods of increasing market interest rates, we may increase crediting rates on in-force universal life insurance and fixed annuity products to remain competitive in the marketplace. In addition, rapidly rising interest rates may cause increased unrealized losses on our investment portfolios, increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations, including the requirement to liquidate fixed-income investments in an unrealized loss position to satisfy surrenders or withdrawals. For a further discussion of the impact of interest rates on our U.S. life insurance businesses, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Annual Report on Form 10-K.
Our U.S. life insurance businesses have been impacted by COVID-19 as a result of elevated mortality. Our long-term care insurance operating results have been favorably impacted by higher mortality in the first quarter of 2022 and the full year 2021. Conversely, higher mortality rates had unfavorable impacts in our life insurance products and we have observed minimal impact from COVID-19 in our fixed annuity products. While the ongoing impact of COVID-19 is very difficult to predict, the related outcomes and impact on the U.S. life insurance business will depend on the length and severity of the pandemic and shape of the economic recovery. For sensitivities related to lapses and mortality on our U.S. life insurance products, see “Item 7—Management’s Discussion and Analysis— Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K. We will continue to monitor COVID-19 impacts and evaluate all of our assumptions that may need updating as a result of longer-term trends related to the pandemic.
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
In our long-term care insurance products, we have experienced higher mortality during COVID-19 which has had a favorable impact on claim reserves and our operating results. Although it is not our practice to track cause of death for policyholders and claimants, we believe the favorable results of our long-term care insurance business in the first quarter of 2022 as well as in 2021 were likely impacted by COVID-19, but we expect the impacts to be temporary. The COVID-19 pandemic significantly increased mortality on our most vulnerable claimants, which may reduce mortality rates in future periods as the impacts of the pandemic subside. To account for this change in experience due to COVID-19, we adjusted the mortality assumption in our claim reserves to reflect the risk of lower claim termination rates on remaining claims. As of March 31, 2022, the balance of our incremental claim reserves associated with COVID-19 mortality was $125 million. As COVID-19 continues to develop, short-term mortality experience may fluctuate, and we would decrease the COVID-19 mortality adjustment if we experience lower mortality.
We have also experienced lower new claims incidence in our long-term care insurance business during COVID-19; however, we do not expect this to be permanent but rather a temporary reduction while shelter-in-place and social distancing protocols are in effect and that claims incidence experience will ultimately resemble previous trends. As a result, we strengthened our IBNR claim reserves during COVID-19, and as of March 31, 2022, the balance of IBNR claim reserves due to lower claims incidence was $46 million. New claims incidence remains below pre-pandemic levels and near-term incidence may continue to be impacted by COVID-19. However, pending claims, which are our leading indicator of future incidence, have been trending toward historical levels in recent quarters. In addition, during the pandemic, a larger share of our claimants sought home care instead of facility-based care, and as the pandemic subsides, we have seen that trend reverse. We continue to utilize virtual assessments to assess eligibility for benefits while in-person assessments have been temporarily discontinued during COVID-19. We are reviewing the options to resume in-person assessments, with appropriate protocols in place, while having virtual assessments available for those policyholders who would prefer this option. For claimants without the technology to perform virtual assessments, we have alternate options for gathering information. Our long-term care insurance benefit utilization will be monitored for impact, although it is too early to tell the magnitude and/or direction of that impact.
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
In 2019, the NAIC established the Long-Term Care Insurance (EX) Task Force to address efforts to create a national standard for reviewing and approving long-term care insurance rate increase requests. This task force is charged with developing a consistent national approach for reviewing rate increase requests that result in actuarially appropriate increases being granted by the states in a timely manner and eliminates cross-state rate subsidization, among others. In December 2021, the Task Force adopted its framework for multi-state rate review process and shifted its focus to monitoring the impact of this new process on state rate reviews. We are currently evaluating our participation in the multi-state review process for our upcoming filings.
Life insurance
Results of our life insurance business are impacted primarily by mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors. We no longer solicit sales of traditional life insurance products; however, we continue to service our existing retained and reinsured blocks of business.
Mortality levels may deviate each period from historical trends. Overall mortality experience was lower for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 but higher compared to the fourth quarter of 2021. In our life insurance products, COVID-19 deaths in the first quarter of 2022 were lower than the first quarter of 2021 but higher than the fourth quarter of 2021. We have also experienced higher mortality than our then-current and priced-for assumptions in recent years for our universal life insurance blocks. We have also been experiencing higher mortality related charges resulting from an increase in rates charged by our reinsurance partners reflecting natural block aging and higher mortality compared to expectations.
In the fourth quarter of 2021, we performed our annual review of life insurance assumptions and loss recognition testing. Our review focused on assumptions for mortality, interest rates and persistency, among other assumptions. Our mortality assumption was updated to align with overall pre-COVID-19 experience in later-duration as well as in targeted blocks such as term universal life insurance, conversion policies and post-level term. As of December 31, 2021, the loss recognition testing margin for our term and whole life insurance products was positive and consistent with the 2020 level.
As part of our review in the fourth quarter of 2021, we recorded a $70 million after-tax expense to net income in our universal and term universal life insurance products primarily related to higher pre-COVID-19 mortality experience. In addition, in the first quarter of 2022, we recorded a $19 million after-tax DAC impairment charge related to our universal life insurance products in connection with DAC recoverability testing compared to $32 million after-tax in the fourth quarter of 2021 and $17 million after-tax in the first quarter of 2021.
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

Compared to 1998 and prior years, we had a significant increase in term life insurance sales between 1999 and 2009, particularly in 1999 and 2000. The blocks of business issued since 2000 vary in size as compared to the large 1999 and 2000 blocks of business. As our large 10- and 15-year level premium period term life insurance policies written in 1999 and 2000 transitioned to their post-level guaranteed premium rate period, we experienced lower persistency compared to our pricing and valuation assumptions which accelerated DAC amortization in previous years. If lapse experience on future 10-, 15- and 20-year level premium period blocks emerges similar to our large 20-year level premium period business written in 1999 and 2000, we would expect volatility in DAC amortization if persistency is lower than original assumptions, which would reduce profitability in our term life insurance products. However, going forward, given our smaller block sizes and reinsurance agreements in place, we would expect the impact to DAC amortization on policies entering the post-level period to be lower than what we experienced in 2019 and 2020. Our 20-year level premium period business written in 2002 will enter its post-level period in 2022 and we could experience elevated DAC amortization during the year if lapses are higher than expected. We have also taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004.
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
We monitor and change crediting rates on fixed annuities on a regular basis to maintain spreads and targeted returns, if applicable. However, if interest rates remain at current levels or decrease, we could see declines in spreads which impact the margins on our products, particularly our single premium immediate annuity products. We have previously had premium deficiencies in our single premium immediate annuity products that resulted in the establishment of additional future policy benefit reserves that were reflected as charges to net income. In 2021, the results of our loss recognition testing did not result in a premium deficiency; therefore, our liability for future policy benefits was sufficient. If investment performance deteriorates or interest rates decrease or remain at the current levels for an extended period of time, we could incur additional charges in the future. The impacts of future adverse changes in our assumptions could result in the establishment of additional future policy benefit reserves and would be immediately reflected as a loss if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin and higher income recognized over the remaining duration of the in-force block but would not have an immediate benefit to net income.
For fixed indexed annuities, equity market and interest rate performance and volatility could also result in additional gains or losses, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$695	$714	$(19)	(3)%
Net investment income	676	716	(40)	(6)%
Net investment gains (losses)	56	42	14	33%
Policy fees and other income	137	148	(11)	(7)%

Total revenues	1,564	1,620	(56)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,141	1,155	(14)	(1)%
Interest credited	82	90	(8)	(9)%
Acquisition and operating expenses, net of deferrals	199	192	7	4%
Amortization of deferred acquisition costs and intangibles	83	68	15	22%

Total benefits and expenses	1,505	1,505	—	—%

Income from continuing operations before income taxes	59	115	(56)	(49)%
Provision for income taxes	20	32	(12)	(38)%

Income from continuing operations	39	83	(44)	(53)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (1)	(55)	(41)	(14)	(34)%
Expenses related to restructuring	—	14	(14)	(100)%
Taxes on adjustments	12	6	6	100%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(4)	$62	$(66)	(106)%

(1)	For the three months ended March 31, 2022 and 2021, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $1 million in each period.
The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$59	$95	$(36)	(38)%
Life insurance	(79)	(63)	(16)	(25)%
Fixed annuities	16	30	(14)	(47)%

Total adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(4)	$62	$(66)	(106)%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•
Adjusted operating income in our long-term care insurance business decreased $36 million primarily from a decrease in claim terminations driven mostly by lower mortality, higher severity and frequency of new claims, less favorable development on IBNR claims, lower renewal premiums and lower net investment income. These decreases were partially offset by higher premiums and reduced benefits of $61 million in the current year from in-force rate actions approved and implemented, which included a net favorable impact from policyholder benefit reduction elections made as part of a legal settlement. To account for the change in experience related to mortality and claim incidence due to COVID-19, we increased claim reserves by $76 million in the prior year. In the first quarter of 2022, as the impacts of COVID-19 lessened, we reduced claim reserves by $30 million.

•
The adjusted operating loss in our life insurance business increased $16 million mainly attributable to a $20 million legal settlement accrual, partially offset by lower mortality in the current year compared to the prior year.

•
Adjusted operating income in our fixed annuities business decreased $14 million mainly attributable to lower net spreads and lower mortality in our single premium immediate annuities in the current year.

Revenues
Premiums

•
Our long-term care insurance business decreased $25 million primarily driven by lower renewal premiums from policy terminations and policies entering paid-up status, partially offset by $15 million of increased premiums in the current year from in-force rate actions approved and implemented.

•	Our life insurance business increased $6 million primarily driven by lower ceded premiums, partially offset by the continued runoff of our term and whole life insurance products in the current year.
Net investment income

•
Our long-term care insurance business decreased $18 million largely from lower income of $28 million in the current year mostly attributable to limited partnerships and bond calls, partially offset by higher income of $12 million related to U.S. Government Treasury Inflation Protected Securities (“TIPS”).

•	Our life insurance business decreased $4 million principally related to lower yields and lower average invested assets in the current year.

•	Our fixed annuities business decreased $18 million largely attributable to lower average invested assets due to block runoff and from lower bond calls in the current year.
Net investment gains (losses).
The increase was largely related to our long-term care insurance business primarily driven by an increase in net realized gains from the sale of investment securities and higher unrealized gains from changes in the fair value of equity securities in the current year.
Policy fees and other income.
The decrease was largely related to our life insurance business driven mostly by the runoff of our in-force blocks in the current year.
Benefits and expenses
Benefits and other changes in policy reserves

•
Our long-term care insurance business decreased $17 million primarily due to a more favorable impact of $84 million from reduced benefits in the current year related to in-force rate actions approved and implemented, which included policyholder benefit reduction elections made as part of a legal settlement. To account for the change in experience related to mortality and claim incidence due to COVID-19, we increased claim reserves by $96 million in the prior year. In the first quarter of 2022, as the impacts of COVID-19 lessened, we reduced claim reserves by $38 million. These decreases were partially offset by aging of the in-force block, a decrease in claim terminations driven mostly by lower mortality, higher severity and frequency of new claims, less favorable development on IBNR claims and higher incremental reserves of $25 million recorded in connection with an accrual for profits followed by losses in the current year.

•	Our life insurance business was flat as ceded reinsurance was offset by lower mortality in the current year.

•
Our fixed annuities business increased $3 million principally from lower mortality in our single premium immediate annuities and higher reserves in our fixed indexed annuity products driven by unfavorable equity market changes in the current year compared to a favorable equity market in the prior year.

Interest credited.
The decrease in interest credited was driven by declines of $4 million in both our fixed annuities and life insurance products due to lower average account values from block runoff.
Acquisition and operating expenses, net of deferrals

•
Our long-term care insurance business increased $2 million principally related to higher premium taxes, commissions and other expenses of $21 million associated with our in-force rate action plan, which included expenses related to policyholder benefit reduction elections made as part of a legal settlement in the current year, partially offset by restructuring costs in the prior year that did not recur and lower operating costs in the current year.

•	Our life insurance business increased $7 million primarily due to a $25 million legal settlement accrual, partially offset by lower reinsurance costs in the current year.
Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business increased $5 million principally from policy terminations and policies entering paid-up status in the current year.

•	Our life insurance business increased $9 million primarily driven by mortality experience in our universal life insurance products.
Provision for income taxes.
The effective tax rate was 33.3% and 27.2% for the three months ended March 31, 2022 and 2021, respectively. The increase in the effective tax rate is primarily attributable to higher tax expense on forward starting swaps, which are tax effected at 35% when amortized into net investment income, in relation to lower pre-tax income in the current year.
U.S. Life Insurance selected operating performance measures
Long-term care insurance
As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. In aggregate, we estimate that we have achieved approximately $20.4 billion, on a net present value basis, of approved in-force rate increases since 2012. We continue to work closely with the NAIC and state regulators to demonstrate the broad-based need for actuarially justified rate increases and associated benefit reductions in order to pay future claims.
The following table summarizes the impact from cumulative in-force rate actions on the results of operations of our long-term care insurance business for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Premiums	$210	$195	$15	8%
Plus: Benefits and other changes in policy reserves (1)	236	152	84	55%
Less: Acquisition and operating expenses, net of deferrals (2)	61	40	21	53%

Adjusted operating income before taxes	385	307	78	25%
Income taxes	81	64	17	27%

Adjusted operating income (3)	$304	$243	$61	25%

(1)
Amounts represent benefit reductions elected by policyholders as an alternative to increased premiums. These amounts reduced benefits and other changes in policy reserves in our long-term care insurance business for the periods indicated.

(2)
Amounts include premium taxes, commissions and other expenses associated with our long-term care insurance in-force rate action plan, which included expenses of $43 million (consisting entirely of cash damages) and $23 million related to policyholder benefit reduction elections made as part of a legal settlement for the three months ended March 31, 2022 and 2021, respectively. Included in the $23 million of expenses for the three months ended March 31, 2021 was $20 million of cash damages.

(3)	Adjusted operating income available to Genworth Financial, Inc.’s common stockholders attributable to in-force rate actions excludes reserve updates resulting from profits followed by losses.
See our results of operations above for additional details.
The following table presents net earned premiums and the loss ratio for our long-term care insurance business for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Net earned premiums:
Individual long-term care insurance (1)	$590	$615	$(25)	(4)%
Group long-term care insurance	31	31	—	—%

Total	$621	$646	$(25)	(4)%

Loss ratio	64%	62%	2%

(1)	For the three months ended March 31, 2022 and 2021, amounts include increased premiums of $210 million and $195 million, respectively, from in-force rate actions approved and implemented.
The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums decreased in the current year primarily driven by lower renewal premiums from policy terminations and policies entering paid-up status, partially offset by $15 million of increased premiums in the current year from in-force rate actions approved and implemented.
The loss ratio increased in the current year due to the lower premiums discussed above.
Life insurance
The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Term and whole life insurance
Net earned premiums	$74	$68	$6	9%
Life insurance in-force, net of reinsurance	49,637	77,430	(27,793)	(36)%
Life insurance in-force before reinsurance	325,055	355,424	(30,369)	(9)%
Term universal life insurance
Net deposits	$49	$53	$(4)	(8)%
Life insurance in-force, net of reinsurance	97,750	105,360	(7,610)	(7)%
Life insurance in-force before reinsurance	98,392	106,055	(7,663)	(7)%
Universal life insurance
Net deposits	$67	$69	$(2)	(3)%
Life insurance in-force, net of reinsurance	30,732	32,132	(1,400)	(4)%
Life insurance in-force before reinsurance	34,756	36,435	(1,679)	(5)%
Total life insurance
Net earned premiums and deposits	$190	$190	$—	—%
Life insurance in-force, net of reinsurance	178,119	214,922	(36,803)	(17)%
Life insurance in-force before reinsurance	458,203	497,914	(39,711)	(8)%
We no longer solicit sales of our traditional life insurance products; however, we continue to service our existing blocks of business.
Term and whole life insurance
Net earned premiums increased mainly attributable to lower ceded premiums, partially offset by the continued runoff of our term and whole life insurance products in the current year.
Universal and term universal life insurance
Net deposits decreased in the current year primarily attributable to lower renewals and from the continued runoff of our in-force blocks.

Fixed annuities
The following table sets forth selected operating performance measures regarding our fixed annuities business as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2022	2021
Account value, beginning of period	$10,163	$11,815
Deposits	18	17
Surrenders, benefits and product charges	(414)	(544)

Net flows	(396)	(527)
Interest credited and investment performance	61	85
Effect of accumulated net unrealized investment gains (losses)	(323)	(201)

Account value, end of period	$9,505	$11,172

We no longer solicit sales of our traditional fixed annuity products; however, we continue to service our existing block of business.
Account value decreased compared to December 31, 2021 as surrenders, benefits and unfavorable market performance exceeded interest credited in the current year.
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

Segment results of operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Net investment income	$50	$49	$1	2%
Net investment gains (losses)	(15)	(6)	(9)	(150)%
Policy fees and other income	31	33	(2)	(6)%

Total revenues	66	76	(10)	(13)%

Benefits and expenses:
Benefits and other changes in policy reserves	8	8	—	—%
Interest credited	43	41	2	5%
Acquisition and operating expenses, net of deferrals	12	13	(1)	(8)%
Amortization of deferred acquisition costs and intangibles	6	5	1	20%

Total benefits and expenses	69	67	2	3%

Income (loss) from continuing operations before income taxes	(3)	9	(12)	(133)%
Provision (benefit) for income taxes	(1)	1	(2)	(200)%

Income (loss) from continuing operations	(2)	8	(10)	(125)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (1)	14	5	9	180%
Taxes on adjustments	(3)	(1)	(2)	(200)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$9	$12	$(3)	(25)%

(1)	For the three months ended March 31, 2022 and 2021, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million, for each period.
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income decreased predominantly due to unfavorable equity market performance and higher interest rates resulting in a decline in the average account values of our variable annuity products reducing fee income in the current year.
Revenues
Net investment losses increased primarily due to lower gains on embedded derivatives associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”), partially offset by lower derivative losses in the current year.
Policy fees and other income decreased principally from lower fee income driven mostly by a decline in the average account values in our variable annuity products in the current year.
Benefits and expenses
Interest credited increased largely due to higher account values in our corporate-owned life insurance products in the current year.

Provision (benefit) for income taxes
. The effective tax rate was 39.2% and 15.7% for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily attributable to a pre-tax loss in the current year compared to pre-tax income in the prior year.
Runoff selected operating performance measures
Variable annuity and variable life insurance products
The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2022	2021
Account value, beginning of period	$4,839	$5,001
Deposits	5	6
Surrenders, benefits and product charges	(131)	(187)

Net flows	(126)	(181)
Interest credited and investment performance	(254)	43

Account value, end of period	$4,459	$4,863

We no longer solicit sales of our variable annuity or variable life insurance products; however, we continue to service our existing blocks of business and accept additional deposits on existing contracts and policies.
Account value as of March 31, 2022 decreased compared to December 31, 2021 primarily related to unfavorable equity market performance and surrenders in the current year.
Funding agreements
The account value of our funding agreements was $250 million as of March 31, 2022 and December 31, 2021, and $300 million as of March 31, 2021. As of March 31, 2022, the decrease in account value as compared to March 31, 2021 was mainly due to a maturity payment in the second quarter of 2021.

Corporate and Other Activities
Results of operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$2	$2	$—	—%
Net investment income	3	1	2	200%
Net investment gains (losses)	(13)	(2)	(11)	NM (1)

Total revenues	(8)	1	(9)	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	—	—%
Acquisition and operating expenses, net of deferrals	6	13	(7)	(54)%
Interest expense	13	38	(25)	(66)%

Total benefits and expenses	19	51	(32)	(63)%

Loss from continuing operations before income taxes	(27)	(50)	23	46%
Benefit for income taxes	(6)	(8)	2	25%

Loss from continuing operations	(21)	(42)	21	50%
Adjustments to loss from continuing operations:
Net investment (gains) losses	13	2	11	NM (1)
(Gains) losses on early extinguishment of debt	3	4	(1)	(25)%
Expenses related to restructuring	—	7	(7)	(100)%
Taxes on adjustments	(4)	(3)	(1)	(33)%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(9)	$(32)	$23	72%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss decreased primarily related to lower interest expense in the current year.
Revenues
Net investment losses increased predominantly from net realized losses from the sale of investment securities in the current year compared to net realized gains in the prior year, partially offset by derivative losses in the prior year.
Benefits and expenses
Acquisition and operating expenses, net of deferrals, decreased mainly driven by restructuring costs of $7 million in the prior year that did not recur and a lower loss from the repurchase of Genworth Holdings’ senior notes in the current year. In the first quarter of 2022, we recorded a loss of $3 million related to the repurchase of Genworth Holdings’ senior notes due in February 2024 compared to a loss of $4 million in the first quarter of 2021 related to the repurchase of Genworth Holdings’ senior notes due in September 2021.

Interest expense decreased largely driven by the early redemption and repurchase of Genworth Holdings’ senior notes due in September 2021, as well as the redemption of Genworth Holdings’ senior notes due in February 2021 and August 2023.
The benefit for income taxes for the three months ended March 31, 2022 was primarily related to the pre-tax loss. The benefit for income taxes for the three months ended March 31, 2021 was primarily related to the pre-tax loss, partially offset by tax expense on forward starting swaps, which are tax effected at 35% when amortized into net investment income.
Investments and Derivative Instruments
General macroeconomic environment
The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as the value of assets and liabilities.
Varied levels of economic performance, coupled with uncertain economic outlooks, war and geopolitical tensions, changes in government policy, global trade, regulatory and tax reforms, and other changes in market conditions, such as inflation, will continue to influence investment and spending decisions by consumers and businesses as they adjust their consumption, debt, capital and risk profiles in response to these conditions, including as a result of COVID-19. These trends change as investor confidence in the markets and the outlook for some consumers and businesses shift. As a result, our sales, revenues and profitability trends of certain insurance and investment products as well as the value of assets and liabilities could be impacted going forward. In particular, factors such as the speed of the economic recovery from COVID-19, future government responses to COVID-19 or another public health emergency, including government stimulus, government spending, monetary policies (such as ceasing quantitative easing), the volatility and strength of the capital markets, changes in tax policy and/or in U.S. tax legislation, inflation, including the price of oil, international trade and the impact of global financial regulation reform will continue to affect economic and business outlooks, level of interest rates, consumer confidence and consumer behavior moving forward.
During the first quarter of 2022, the U.S. Federal Reserve shifted its monetary policy to aggressively address rising inflation by tightening its balance sheet and increasing interest rates. At its March 2022 meeting, the U.S. Federal Reserve increased interest rates 25 basis points, accelerated its forecast for additional and larger interest rate increases in 2022 and is considering plans to begin reducing its balance sheet as early as May 2022. The tightening labor market, supply chain disruptions and rising commodity prices have elevated inflationary pressures in the U.S. economy. The Russian invasion of Ukraine put additional pressure on commodity prices, sending crude oil prices up in the first quarter of 2022 and peaking in March 2022 at levels not seen since 2008. These factors contributed to rising inflation, with the consumer price index indicating the highest annual U.S. inflation rate in 40 years. The labor market has offset some of these pressures, as the unemployment rate continues to decline and job creation was steady in the first quarter of 2022.
Gross domestic product rebounded sharply in 2021 as compared to 2020 as the economy continued its recovery from COVID-19. However, in the first quarter of 2022, gross domestic product contracted abruptly, due in part to certain government fiscal support actions lapsing, elevated inflation pressure on consumers and persistent supply chain disruptions. Given the potential for future actions to be taken to mitigate the risk of a virus re-emergence due to variants or due to continued high inflation and supply chain disruptions or from prolonged geopolitical tensions, it is possible the U.S. economy could fall into a recession as early as 2022. Specific to Genworth, we continue to closely monitor the operating results and financial position of Enact Holdings, particularly related to new delinquency trends and whether borrowers in a forbearance plan ultimately cure or result in a claim payment. If delinquency trends move in an unfavorable direction in contrast to our current projections, our liquidity, financial position and results of operations could be adversely impacted.

Trends and conditions
Investments
U.S. Treasury yields increased during the first quarter of 2022 driven mainly by the shift in the U.S. Federal Reserve’s monetary policy to combat rising inflation. The U.S. Treasury yield curve flattened significantly at the end of the first quarter of 2022 with higher increases in the two-year and three-year U.S. Treasury yields than the ten-year and 30-year U.S. Treasury yields and minimal differential between the two-year and ten-year Treasury yields as of March 31, 2022, as expectations of the U.S. Federal Reserve interest rate increases for 2022 were accelerated.
Credit markets widened during the first quarter of 2022. The macroeconomic pressures from the U.S. Federal Reserve’s fluctuating monetary policy and subsequent interest rate volatility drove spread widening early in the first quarter of 2022. Russia’s invasion of Ukraine and the ensuing sanctions imposed by the United States and Western Europe accelerated credit spread widening as commodity price volatility added to existing inflation concerns and supply chain pressures, increasing the risk of a global economic slowdown. The U.S. investment grade credit market experienced near record supply as companies funded increased merger and acquisition activity, which put additional pressure on spread valuations during the first quarter of 2022. Despite periods of increased volatility and even wider spreads, U.S. investment grade spreads only widened approximately 25 basis points as of March 31, 2022. The U.S. high yield credit market saw similar spread widening throughout the first quarter of 2022 and combined with the rise in U.S. Treasury yields, finished the first quarter of 2022 near its highest yields since the onset of COVID-19.
As of March 31, 2022, our fixed maturity securities portfolio, which was 96% investment grade, comprised 81% of our total invested assets and cash.
Derivatives
As of March 31, 2022, $897 million notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”). The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of March 31, 2022, we posted initial margin of $62 million to our clearing agents, which represented $31 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of March 31, 2022, $9.1 billion notional of our derivatives portfolio was in bilateral over-the-counter derivative transactions pursuant to which we have posted aggregate independent amounts of $424 million and are holding collateral from counterparties in the amount of $110 million.
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
We completed our assessment of operational readiness for LIBOR cessation related to our various instruments in 2021 and will continue to monitor the process of elimination and replacement of LIBOR, including any new accounting pronouncements that may be issued to provide further transition relief due to the extended cessation dates of certain LIBOR tenors. Since the initial announcement, we have terminated the majority of our LIBOR-based swaps and entered into alternative rate swaps. In anticipation of the elimination of LIBOR, we plan to continue to convert most of our remaining LIBOR-based derivatives in a similar manner. Moreover, we will continue to monitor the developments coming from ARRC, who is expected to authorize the use of an alternative rate to replace the current contractual three-month LIBOR rate applied to Genworth Holdings’ junior subordinated notes due in 2066. Although uncertainty remains surrounding the final cessation and transition away from LIBOR, we do not expect a material adverse impact on our results of operations or financial condition.
Investment results
The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended March 31,				Increase (decrease)
	2022		2021		2022 vs. 2021
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.4%	$580	4.5%	$599	(0.1)%	$(19)
Fixed maturity securities—non-taxable	3.6%	1	6.3%	2	(2.7)%	(1)
Equity securities	3.7%	2	3.8%	3	(0.1)%	(1)
Commercial mortgage loans	4.7%	81	4.6%	78	0.1%	3
Policy loans	9.8%	50	10.1%	50	(0.3)%	—
Limited partnerships (1)	1.4%	7	11.2%	31	(9.8)%	(24)
Other invested assets (2)	64.8%	63	65.0%	58	(0.2)%	5

Gross investment income before expenses and fees	4.8%	784	5.0%	821	(0.2)%	(37)
Expenses and fees	(0.1)%	(20)	(0.2)%	(20)	0.1%	—

Net investment income	4.7%	$764	4.8%	$801	(0.1)%	$(37)

Average invested assets and cash		$65,395		$66,233		$(838)

(1)	Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.
Yields are based on net investment income as reported under U.S. GAAP and are consistent with how we measure our investment performance for management purposes. Yields are annualized, for interim periods, and are calculated as net investment income as a percentage of average quarterly asset carrying values except for fixed maturity securities, derivatives and derivative counterparty collateral, which exclude unrealized fair value adjustments and securities lending activity, which was included in other invested assets prior to the suspension of our securities lending program in the third quarter of 2021 and was calculated net of the corresponding securities lending liability.
For the three months ended March 31, 2022, gross annualized weighted-average investment yields decreased from lower net investment income on lower average invested assets. Net investment income included lower income of $24 million from limited partnerships and $12 million of higher income related to inflation-driven volatility on TIPS.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2022	2021
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$10	$7
Realized losses	(18)	(3)

Net realized gains (losses) on available-for-sale fixed maturity securities	(8)	4
Net realized gains (losses) on equity securities sold	—	(5)
Net realized gains (losses) on limited partnerships	—	3

Total net realized investment gains (losses)	(8)	2

Net change in allowance for credit losses on available-for-sale fixed maturity securities	—	(2)
Write-down of available-for-sale fixed maturity securities	(2)	(1)
Net unrealized gains (losses) on equity securities still held	(6)	(8)
Net unrealized gains (losses) on limited partnerships	35	34
Commercial mortgage loans	1	(1)
Derivative instruments	4	8
Other	4	1

Net investment gains (losses)	$28	$33

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

•
We recorded net losses of $8 million related to the sale of available-for-sale fixed maturity securities during the three months ended March 31, 2022 compared to $4 million of net gains during the three months ended March 31, 2021. Included in the $8 million of net losses for the three months ended March 31, 2022 was $18 million of realized losses principally related to U.S. corporate securities sold to optimize cash at Genworth Holdings. We also recorded $5 million of net losses related to the sale of equity securities during the three months ended March 31, 2021.

•
We had $4 million of lower net gains related to derivatives during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily from higher net losses from hedging programs that support our runoff variable annuity products, partially offset by gains on derivative contracts used to protect statutory surplus from equity market fluctuations in the current year compared to losses in the prior year.

Investment portfolio
The following table sets forth our cash, cash equivalents, restricted cash and invested assets as of the dates indicated:

	March 31, 2022		December 31, 2021
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Available-for-sale fixed maturity securities:
Public	$38,219	56%	$42,501	58%
Private	16,808	25	17,979	24
Equity securities	230	—	198	—
Commercial mortgage loans, net	6,913	10	6,830	9
Policy loans	2,028	3	2,050	3
Limited partnerships	2,007	3	1,900	3
Other invested assets	671	1	820	1
Cash, cash equivalents and restricted cash	1,291	2	1,571	2

Total cash, cash equivalents, restricted cash and invested assets	$68,167	100%	$73,849	100%

For a discussion of the change in cash, cash equivalents, restricted cash and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.
We hold fixed maturity and equity securities, derivatives, embedded derivatives and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of March 31, 2022, approximately 6% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity securities
As of March 31, 2022, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,356	$744	$(3)	$—	$4,097
State and political subdivisions	3,009	206	(81)	—	3,134
Non-U.S. government	778	48	(42)	—	784
U.S. corporate:
Utilities	4,345	355	(66)	—	4,634
Energy	2,572	175	(48)	—	2,699
Finance and insurance	8,026	406	(203)	—	8,229
Consumer—non-cyclical	5,070	488	(70)	—	5,488
Technology and communications	3,371	213	(87)	—	3,497
Industrial	1,301	73	(26)	—	1,348
Capital goods	2,346	205	(39)	—	2,512
Consumer—cyclical	1,725	86	(44)	—	1,767
Transportation	1,133	124	(9)	—	1,248
Other	381	24	(4)	—	401

Total U.S. corporate	30,270	2,149	(596)	—	31,823

Non-U.S. corporate:
Utilities	874	19	(15)	—	878
Energy	1,158	102	(19)	—	1,241
Finance and insurance	2,129	132	(70)	—	2,191
Consumer—non-cyclical	665	28	(22)	—	671
Technology and communications	1,055	61	(17)	—	1,099
Industrial	918	56	(21)	—	953
Capital goods	610	25	(16)	—	619
Consumer—cyclical	316	5	(9)	—	312
Transportation	392	38	(7)	—	423
Other	996	86	(16)	—	1,066

Total non-U.S. corporate	9,113	552	(212)	—	9,453

Residential mortgage-backed	1,277	57	(14)	—	1,320
Commercial mortgage-backed	2,369	36	(44)	—	2,361
Other asset-backed	2,108	7	(60)	—	2,055

Total available-for-sale fixed maturity securities	$52,280	$3,799	$(1,052)	$—	$55,027

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

Fixed maturity securities decreased $5.5 billion compared to December 31, 2021 principally from a decrease in net unrealized gains related to an increase in interest rates, as well as maturities, repayments and sales, exceeding purchases in the current year.

Other invested assets
The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	March 31, 2022		December 31, 2021
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$197	29%	$414	50%
Bank loan investments	381	57	363	45
Short-term investments	76	11	26	3
Other investments	17	3	17	2

Total other invested assets	$671	100%	$820	100%

Derivatives decreased largely from an increase in interest rates in the current year. Short-term investments increased primarily from purchases in the current year.
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

(Notional in millions)	Measurement	December 31, 2021	Additions	Maturities/ terminations	March 31, 2022
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$7,653	$—	$(58)	$7,595
Foreign currency swaps	Notional	127	—	—	127

Total cash flow hedges		7,780	—	(58)	7,722

Total derivatives designated as hedges		7,780	—	(58)	7,722

Derivatives not designated as hedges
Equity index options	Notional	1,446	300	(368)	1,378
Financial futures	Notional	946	994	(1,042)	898
Other foreign currency contracts	Notional	83	—	(59)	24

Total derivatives not designated as hedges		2,475	1,294	(1,469)	2,300

Total derivatives		$10,255	$1,294	$(1,527)	$10,022

(Number of policies)	Measurement	December 31, 2021	Additions	Maturities/ terminations	March 31, 2022
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	21,804	—	(477)	21,327
Fixed index annuity embedded derivatives	Policies	9,344	—	(568)	8,776
Indexed universal life embedded derivatives	Policies	806	—	(7)	799
The decrease in the notional value of derivatives was primarily attributable to the termination of derivatives that support our runoff variable annuity and fixed indexed annuity products, the termination of foreign currency derivatives previously entered into to hedge payments to AXA under a settlement agreement and the termination of interest rate swaps that support our long-term care insurance products.

The number of policies related to our embedded derivatives decreased as these products are no longer being offered and continue to runoff.
Consolidated Balance Sheets
Total assets
. Total assets decreased $5,684 million from $99,171 million as of December 31, 2021 to $93,487 million as of March 31, 2022.

•
Cash, cash equivalents, restricted cash and invested assets decreased $5,682 million primarily from decreases of $5,453 million, $280 million and $149 million in fixed maturity securities, cash, cash equivalents, restricted cash and other invested assets, respectively. The decrease in fixed maturity securities was predominantly related to a decrease in unrealized gains due to an increase in interest rates and from net sales and maturities in the current year. The decrease in cash, cash equivalents and restricted cash was largely related to net withdrawals from our investment contracts, the repurchase of Genworth Holdings’ February 2024 senior notes and a payment to AXA associated with unprocessed claims. These decreases to cash were partially offset by net sales and maturities of investment securities in the current year. The decrease in other invested assets was predominantly driven by lower derivative valuations due to an increase in interest rates in the current year.

•
DAC increased $164 million principally attributable to shadow accounting adjustments associated with a decrease in unrealized gains in the current year. The shadow accounting adjustments increased DAC by approximately $237 million, mostly in our long-term care insurance business, with an offsetting amount recorded in other comprehensive income (loss). This increase was partially offset by a DAC impairment of $24 million in our term universal life insurance product recorded in connection with our periodic reviews of DAC for recoverability.

•	Deferred tax asset increased $302 million largely due to a decrease in unrealized gains on derivatives and investments, partially offset by the utilization of net operating losses in the current year.

•	Separate account assets (and liabilities) decreased $536 million primarily due to unfavorable equity market performance and surrenders in the current year.
Total liabilities
. Total liabilities decreased $4,570 million from $82,905 million as of December 31, 2021 to $78,335 million as of March 31, 2022.

•
Future policy benefits decreased $2,631 million primarily driven by shadow accounting adjustments associated with a decrease in unrealized gains in the current year. The shadow accounting adjustments decreased future policy benefits by approximately $2,707 million, mostly in our long-term care insurance business, with an offsetting amount recorded in other comprehensive income (loss). The decrease was also attributable to reduced benefits of $238 million in the current year related to in-force actions approved and implemented, which included policyholder benefit reduction elections made as part of a legal settlement in our long-term care insurance business. These decreases were partially offset by aging of our long-term care insurance in-force block and higher incremental reserves of $199 million recorded in connection with an accrual for profits followed by losses in the current year.

•
Policyholder account balances decreased $1,157 million largely driven by shadow accounting adjustments associated with a decrease in unrealized gains in the current year. The shadow accounting adjustments decreased policyholder account balances by approximately $820 million, mostly in our universal life insurance products, with an offsetting amount recorded in other comprehensive income (loss). The decrease was also attributable to surrenders and benefits in our deferred annuity products in the current year.

•
Other liabilities decreased $95 million principally from lower derivative counterparty collateral held by us, which represents our obligation to return the collateral to the counterparty, due to a decline in derivative valuations driven by a rise in interest rates and due to lower employee payroll accruals.

These decreases were partially offset by an increase in due to broker largely driven by higher trade volumes at the end of the first quarter of 2022, an increase in derivative liabilities due to rising interest rates and higher legal settlement accruals in the current year.

•	Long-term borrowings decreased $80 million mostly attributable to the repurchase of Genworth Holdings’ February 2024 senior notes.
Total equity
. Total equity decreased $1,114 million from $16,266 million as of December 31, 2021 to $15,152 million as of March 31, 2022.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $149 million for the three months ended March 31, 2022.

•	Unrealized gains on investments and derivatives qualifying as hedges decreased $1,010 million and $236 million, respectively, primarily from an increase in interest rates in the current year.
Liquidity and Capital Resources
Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.
Overview of cash flows—Genworth and subsidiaries
The following table sets forth our unaudited condensed consolidated cash flows for the three months ended March 31:

(Amounts in millions)	2022	2021
Net cash used by operating activities	$(92)	$(247)
Net cash from investing activities	138	335
Net cash used by financing activities	(326)	(780)

Net decrease in cash before foreign exchange effect	$(280)	$(692)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments typically exceed policy acquisition costs, benefits paid, redemptions and operating expenses. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. Positive cash flows from operating activities are then invested to support the obligations of our insurance and investment products and required capital supporting these products. In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; deposits from Federal Home Loan Banks; the issuance of debt and equity securities; the repayment or repurchase of borrowings; and other capital transactions.
We had lower cash outflows from operating activities in the current year primarily from lower payments to AXA, partially offset by higher net cash disbursements in connection with the return of cash collateral received from counterparties under our derivative contracts. In the current year, we paid AXA $30 million, which constitutes the majority of the remaining estimated future claims, compared to a $247 million mandatory payment in the prior year related to a secured promissory note issued to AXA.
We had lower cash inflows from investing activities mainly due to net proceeds received in the prior year from the sale of Genworth Mortgage Insurance Australia Limited (“Genworth Australia”) and net purchases of short-term investments in the current year compared to net sales in the prior year, partially offset by higher net sales of fixed maturity securities in the current year.

We had lower cash outflows from financing activities in the current year principally from lower repayment and repurchase of long-term debt and from lower net withdrawals from our investment contracts. During the first quarter of 2022, Genworth Holdings repurchased $82 million principal amount of its senior notes due in February 2024. During the first quarter of 2021, Genworth Holdings paid $338 million principal balance of its senior notes due in February 2021 and repurchased $146 million principal amount of its senior notes due in September 2021, of which $14 million remained in transit as of March 31, 2021 resulting in a cash outlay of $132 million.
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
Genworth Financial’s and Genworth Holdings’ principal sources of cash are derived from dividends from their respective subsidiaries, subsidiary payments to them under tax sharing and expense reimbursement arrangements and proceeds from borrowings or securities issuances. Our liquidity at the holding company level is highly dependent on the performance of Enact Holdings and its ability to pay dividends to Genworth Holdings as anticipated. Although the business performance and financial results of our U.S. life insurance subsidiaries have improved significantly, as of December 31, 2021, they had negative unassigned surplus of approximately $1.0 billion under statutory accounting and as a result, we do not expect these subsidiaries to pay dividends for the foreseeable future. Genworth Financial has the right to appoint a majority of directors to the board of directors of Enact Holdings; however, actions taken by Enact Holdings and its board of directors (including in the case of the payment of dividends to us, the approval of Enact Holdings’ independent capital committee) are subject to and may be limited by the interests of Enact Holdings, including but not limited to, its use of capital for growth opportunities and regulatory requirements. In addition, insurance laws and regulations regulate the payment of dividends and other distributions to Genworth Financial and Genworth Holdings by their insurance subsidiaries. See “—Supplemental Condensed Consolidating Financial Information” for additional details.
The primary uses of funds at Genworth Financial and Genworth Holdings include payment of principal, interest and other expenses on current and any future borrowings or other obligations (including payments to AXA associated with a settlement agreement reported as discontinued operations), payment of holding company general operating expenses (including employee benefits and taxes), payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payment of amounts previously owed to General Electric Company (“GE”) under the Tax Matters Agreement, payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt securities and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial.
In November 2008, Genworth Financial’s Board of Directors suspended the payment of dividends to its shareholders and the repurchase of common stock under the Company’s stock repurchase program indefinitely. Given the significant improvement in the results of operations and financial position of Genworth Financial and its subsidiaries, and the $2.1 billion of debt reduction in 2021, on May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock. Repurchases under the authorized program would be funded from holding company capital, as well as future cash flow generation, including expected future dividends from Genworth Financial’s ownership in Enact Holdings. We expect the majority of share repurchases to occur following the repayment of Genworth Holdings’ remaining February 2024 debt. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or by other means. The timing and number of shares repurchased under the program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
Our future use of liquidity and capital will prioritize redeeming Genworth Holdings’ February 2024 debt, returning capital to Genworth Financial’s shareholders through share repurchases (as discussed above) and future strategic investments in new products and services designed to assist individuals with navigating and financing long-term care. Our deleveraging goal is to reduce debt at Genworth Holdings to approximately $1.0 billion or less over time. As of March 31, 2022, we have approximately $1.1 billion of outstanding debt, see below for additional details. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise. We currently seek to address our indebtedness over time through repurchases, redemptions and/or repayments at maturity. We also expect to provide capital, predominantly to CareScout, LLC (“CareScout”), to help advance Genworth’s long-term care growth initiatives. CareScout is an integral part of our new Global Care Solutions business that will seek to provide fee-based advice, consulting and other services related to the needs of elderly Americans, as well as their caregivers and families. While we have not made final decisions on the Global Care Solutions strategy and the set of products and services we will offer, it is likely that Genworth will initially focus on less capital-intensive long-term care advice and service offerings that help consumers navigate the complex caregiving challenges in the market.
As of March 31, 2022, Genworth Holdings had $214 million of unrestricted cash, cash equivalents and liquid assets. In the first quarter of 2022, Genworth Holdings repurchased $82 million principal amount of its senior notes due in February 2024, leaving an outstanding principal balance of $200 million of senior notes due in February 2024 as of March 31, 2022. Thereafter, no debt maturities are due until June 2034. Genworth Holdings intends to retire early the remaining outstanding balance of its senior notes due in February 2024 with cash on hand, expected dividends from Enact Holdings and/or intercompany cash tax payments from its subsidiaries. Interest payments on Genworth Holdings’ remaining senior notes, including the February 2024 debt of $200 million that remains outstanding as of March 31, 2022, is forecasted to be approximately $55 million over the next 12 months. For further information about Genworth Holdings’ borrowings, refer to note 8 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.” In addition, in February 2022, Genworth Holdings paid AXA $30 million, which constitutes the majority of the remaining estimated unprocessed claims, and accordingly, we do not expect to pay AXA any significant amounts over the next twelve months.
We believe Genworth Holdings’ unrestricted cash, cash equivalents and liquid assets provide sufficient liquidity to meet its financial obligations over the next twelve months. Furthermore, we believe Genworth Holdings has adequate sources of liquidity to meet its future financial obligations in 2023 and thereafter; however, we do expect intercompany cash tax payments from Genworth Holdings’ subsidiaries to be lower over the next few years as compared to the amounts received during 2021. We also expect Genworth Holdings’ liquidity to be significantly impacted by the amounts and timing of future dividends from Enact Holdings, which will be influenced by economic and other conditions that affect its business. We actively monitor our liquidity position (most notably at Genworth Holdings), liquidity generation options and the credit markets given changing market conditions. Genworth Holdings’ cash management target is to maintain a cash buffer of two times expected annual external debt interest payments. Genworth Holdings may move below or above this targeted cash buffer during any given quarter due to the timing of cash outflows and inflows or from future actions. Management of Genworth Financial continues to evaluate Genworth Holdings’ target level of liquidity as circumstances warrant.
Enact Holdings continues to evaluate its capital allocation strategy to consistently support its existing policyholders, grow its mortgage insurance business, fund attractive new business opportunities and return capital to shareholders. To this end, on April 26, 2022, Enact Holdings’ board of directors approved the initiation of a quarterly dividend beginning with a dividend of $0.14 per share in the second quarter of 2022. Any future dividends will be subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial, and also be dependent on a variety of economic, market, and business conditions, including the resolution of forbearance related delinquencies, among other considerations. In addition, any future dividends or other returns of capital will include a proportionate distribution to minority shareholders.
Genworth Holdings—changes in liquidity
Genworth Holdings had $140 million and $331 million of cash, cash equivalents and restricted cash as of March 31, 2022 and December 31, 2021, respectively. Genworth Holdings also held $75 million and $25 million of U.S. government securities as of March 31, 2022 and December 31, 2021, respectively, which included approximately $1 million and $3 million of restricted assets, respectively. The decrease in Genworth Holdings’ cash, cash equivalents and restricted cash was principally driven by the repurchase of $82 million principal amount of its senior notes due in February 2024, $50 million of net purchases of U.S. government securities and a $30 million payment to AXA.
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
In the first quarter of 2022, Genworth Holdings repurchased $82 million principal amount of its 4.80% senior notes due in February 2024 for a pre-tax loss of $3 million and paid accrued interest thereon. As of March 31, 2022, Genworth Holdings’ 4.80% senior notes due in February 2024 has an outstanding principal balance of $200 million.
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
Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of March 31, 2022, our total cash, cash equivalents, restricted cash and invested assets were $68.2 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, bank loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 41% of the carrying value of our total cash, cash equivalents, restricted cash and invested assets as of March 31, 2022.
Off-balance sheet commitments, guarantees and contractual obligations
As of March 31, 2022, we were committed to fund $1,309 million in limited partnership investments, $108 million of bank loan investments which had not yet been drawn, $75 million in commercial mortgage loan investments and $20 million in private placement investments.
As of March 31, 2022 and December 31, 2021, Genworth Holdings had an obligation with GE pursuant to a Tax Matters Agreement, which was recorded in other liabilities in our condensed consolidated balance sheets. On April 14, 2022, Genworth Holdings satisfied its remaining obligation of $55 million under the Tax Matters Agreement with GE.
As of March 31, 2022, there have been no material additions or changes to guarantees provided by Genworth Financial and Genworth Holdings as compared to the amounts disclosed within our 2021 Annual Report on Form 10-K filed on February 28, 2022.
Except as disclosed above, there have been no material additions or changes to our contractual obligations as compared to the amounts disclosed within our 2021 Annual Report on Form 10-K filed on February 28, 2022. For additional details related to our commitments, see note 11 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”
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
The supplemental condensed consolidating financial information presents the condensed consolidating balance sheet information as of March 31, 2022 and December 31, 2021, the condensed consolidating income statement information, the condensed consolidating comprehensive income statement information and the condensed consolidating cash flow statement information for the three months ended March 31, 2022 and for the year ended December 31, 2021.
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

The following table presents the condensed consolidating balance sheet information as of March 31, 2022:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $52,280 and allowance for credit losses of $—)	$—	$—	$55,027	$—	$55,027
Equity securities, at fair value	—	—	230	—	230
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4)	—	—	6,938	—	6,938
Less: Allowance for credit losses	—	—	(25)	—	(25)

Commercial mortgage loans, net	—	—	6,913	—	6,913
Policy loans	—	—	2,028	—	2,028
Limited partnerships	—	—	2,007	—	2,007
Other invested assets	—	75	596	—	671
Investments in subsidiaries	14,419	14,621	—	(29,040)	—

Total investments	14,419	14,696	66,801	(29,040)	66,876
Cash, cash equivalents and restricted cash	—	140	1,151	—	1,291
Accrued investment income	—	—	696	—	696
Deferred acquisition costs	—	—	1,310	—	1,310
Intangible assets	—	—	159	—	159
Reinsurance recoverable	—	—	16,821	—	16,821
Less: Allowance for credit losses	—	—	(57)	—	(57)

Reinsurance recoverable, net	—	—	16,764	—	16,764
Other assets	1	147	292	—	440
Intercompany notes receivable	16	71	1	(88)	—
Deferred tax assets	1	514	(94)	—	421
Separate account assets	—	—	5,530	—	5,530

Total assets	$14,437	$15,568	$92,610	$(29,128)	$93,487

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$38,897	$—	$38,897
Policyholder account balances	—	—	18,197	—	18,197
Liability for policy and contract claims	—	—	11,833	—	11,833
Unearned premiums	—	—	639	—	639
Other liabilities	30	64	1,322	—	1,416
Intercompany notes payable	—	17	71	(88)	—
Long-term borrowings	—	1,078	741	—	1,819
Separate account liabilities	—	—	5,530	—	5,530
Liabilities related to discontinued operations	—	1	3	—	4

Total liabilities	30	1,160	77,233	(88)	78,335

Equity:
Common stock	1	—	4	(4)	1
Additional paid-in capital	11,857	12,726	18,142	(30,868)	11,857
Accumulated other comprehensive income (loss)	2,610	2,610	2,654	(5,264)	2,610
Retained earnings	2,639	(928)	(6,468)	7,396	2,639
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,407	14,408	14,332	(28,740)	14,407
Noncontrolling interests	—	—	1,045	(300)	745

Total equity	14,407	14,408	15,377	(29,040)	15,152

Total liabilities and equity	$14,437	$15,568	$92,610	$(29,128)	$93,487

The following table presents the condensed consolidating balance sheet information as of December 31, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $52,611 and allowance for credit losses of $—)	$—	$—	$60,480	$—	$60,480
Equity securities, at fair value	—	—	198	—	198
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4)	—	—	6,856	—	6,856
Less: Allowance for credit losses	—	—	(26)	—	(26)

Commercial mortgage loans, net	—	—	6,830	—	6,830
Policy loans	—	—	2,050	—	2,050
Limited partnerships	—	—	1,900	—	1,900
Other invested assets	—	27	793	—	820
Investments in subsidiaries	15,517	15,626	—	(31,143)	—

Total investments	15,517	15,653	72,251	(31,143)	72,278
Cash, cash equivalents and restricted cash	—	331	1,240	—	1,571
Accrued investment income	—	—	647	—	647
Deferred acquisition costs	—	—	1,146	—	1,146
Intangible assets	—	—	143	—	143
Reinsurance recoverable	—	—	16,868	—	16,868
Less: Allowance for credit losses	—	—	(55)	—	(55)

Reinsurance recoverable, net	—	—	16,813	—	16,813
Other assets	5	207	176	—	388
Intercompany notes receivable	—	15	1	(16)	—
Deferred tax assets	4	555	(440)	—	119
Separate account assets	—	—	6,066	—	6,066

Total assets	$15,526	$16,761	$98,043	$(31,159)	$99,171

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$41,528	$—	$41,528
Policyholder account balances	—	—	19,354	—	19,354
Liability for policy and contract claims	—	—	11,841	—	11,841
Unearned premiums	—	—	672	—	672
Other liabilities	4	64	1,443	—	1,511
Intercompany notes payable	12	1	3	(16)	—
Long-term borrowings	—	1,159	740	—	1,899
Separate account liabilities	—	—	6,066	—	6,066
Liabilities related to discontinued operations	—	30	4	—	34

Total liabilities	16	1,254	81,651	(16)	82,905

Equity:
Common stock	1	—	4	(4)	1
Additional paid-in capital	11,858	12,724	18,135	(30,859)	11,858
Accumulated other comprehensive income (loss)	3,861	3,861	3,906	(7,767)	3,861
Retained earnings	2,490	(1,078)	(6,709)	7,787	2,490
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,510	15,507	15,336	(30,843)	15,510
Noncontrolling interests	—	—	1,056	(300)	756

Total equity	15,510	15,507	16,392	(31,143)	16,266

Total liabilities and equity	$15,526	$16,761	$98,043	$(31,159)	$99,171

The following table presents the condensed consolidating income statement information for the three months ended March 31, 2022:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$931	$—	$931
Net investment income	(1)	—	765	—	764
Net investment gains (losses)	—	—	28	—	28
Policy fees and other income	—	—	169	—	169

Total revenues	(1)	—	1,893	—	1,892

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,139	—	1,139
Interest credited	—	—	125	—	125
Acquisition and operating expenses, net of deferrals	8	3	260	—	271
Amortization of deferred acquisition costs and intangibles	—	—	92	—	92
Interest expense	—	13	13	—	26

Total benefits and expenses	8	16	1,629	—	1,653

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(9)	(16)	264	—	239
Provision (benefit) for income taxes	(2)	(3)	63	—	58
Equity in income of subsidiaries	156	172	—	(328)	—

Income from continuing operations	149	159	201	(328)	181
Loss from discontinued operations, net of taxes	—	(2)	—	—	(2)

Net income	149	157	201	(328)	179
Less: net income from continuing operations attributable to noncontrolling interests	—	—	30	—	30
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—	—

Net income available to Genworth Financial, Inc.’s common stockholders	$149	$157	$171	$(328)	$149

The following table presents the condensed consolidating income statement information for the year ended December 31, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,435	$—	$3,435
Net investment income	(3)	—	3,373	—	3,370
Net investment gains (losses)	—	—	323	—	323
Policy fees and other income	—	(1)	703	2	704

Total revenues	(3)	(1)	7,834	2	7,832

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	4,383	—	4,383
Interest credited	—	—	508	—	508
Acquisition and operating expenses, net of deferrals	25	44	1,154	—	1,223
Amortization of deferred acquisition costs and intangibles	—	—	377	—	377
Interest expense	(1)	109	50	2	160

Total benefits and expenses	24	153	6,472	2	6,651

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(27)	(154)	1,362	—	1,181
Provision (benefit) for income taxes	(1)	(33)	297	—	263
Equity in income of subsidiaries	930	1,041	—	(1,971)	—

Income from continuing operations	904	920	1,065	(1,971)	918
Income from discontinued operations, net of taxes	—	13	14	—	27

Net income	904	933	1,079	(1,971)	945
Less: net income from continuing operations attributable to noncontrolling interests	—	—	33	—	33
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	8	—	8

Net income available to Genworth Financial, Inc.’s common stockholders	$904	$933	$1,038	$(1,971)	$904

The following table presents the condensed consolidating comprehensive income statement information for the three months ended March 31, 2022:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Net income	$149	$157	$201	$(328)	$179
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(1,010)	(1,010)	(1,051)	2,020	(1,051)
Net unrealized gains (losses) on securities with an allowance for credit losses	—	—	—	—	—
Derivatives qualifying as hedges	(236)	(236)	(237)	473	(236)
Foreign currency translation and other adjustments	(5)	(5)	(5)	10	(5)

Total other comprehensive income (loss)	(1,251)	(1,251)	(1,293)	2,503	(1,292)

Total comprehensive loss	(1,102)	(1,094)	(1,092)	2,175	(1,113)
Less: comprehensive loss attributable to noncontrolling interests	—	—	(11)	—	(11)

Total comprehensive loss available to Genworth Financial, Inc.’s common stockholders	$(1,102)	$(1,094)	$(1,081)	$2,175	$(1,102)

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2021:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Net income	$904	$933	$1,079	$(1,971)	$945
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(334)	(335)	(371)	670	(370)
Net unrealized gains (losses) on securities with an allowance for credit losses	6	6	6	(12)	6
Derivatives qualifying as hedges	(186)	(186)	(215)	401	(186)
Foreign currency translation and other adjustments	(24)	(24)	149	47	148

Total other comprehensive income (loss)	(538)	(539)	(431)	1,106	(402)

Total comprehensive income	366	394	648	(865)	543
Less: comprehensive income attributable to noncontrolling interests	—	—	177	—	177

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$366	$394	$471	$(865)	$366

The following table presents the condensed consolidating cash flow statement information for the three months ended March 31, 2022:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$149	$157	$201	$(328)	$179
Less loss from discontinued operations, net of taxes	—	2	—	—	2
Adjustments to reconcile net income to net cash from (used by) operating activities:
Equity in income from subsidiaries	(156)	(172)	—	328	—
Amortization of fixed maturity securities discounts and premiums	—	1	(35)	—	(34)
Net investment (gains) losses	—	—	(28)	—	(28)
Charges assessed to policyholders	—	—	(150)	—	(150)
Acquisition costs deferred	—	—	(2)	—	(2)
Amortization of deferred acquisition costs and intangibles	—	—	92	—	92
Deferred income taxes	1	44	12	—	57
Derivative instruments, limited partnerships and other	—	3	(108)	—	(105)
Stock-based compensation expense	7	—	3	—	10
Change in certain assets and liabilities:
Accrued investment income and other assets	5	2	(50)	—	(43)
Insurance reserves	—	—	249	—	249
Current tax liabilities	29	(20)	(9)	—	—
Other liabilities, policy and contract claims and other policy-related balances	3	—	(292)	—	(289)
Cash used by operating activities—discontinued operations	—	(30)	—	—	(30)

Net cash from (used by) operating activities	38	(13)	(117)	—	(92)

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	730	—	730
Commercial mortgage loans	—	—	115	—	115
Limited partnerships and other invested assets	—	—	51	—	51
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	581	—	581
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(969)	—	(969)
Commercial mortgage loans	—	—	(197)	—	(197)
Limited partnerships and other invested assets	—	—	(137)	—	(137)
Short-term investments, net	—	(50)	—	—	(50)
Policy loans, net	—	—	14	—	14
Intercompany notes receivable, net	(16)	(56)	—	72	—
Capital contributions to subsidiaries	(2)	(6)	8	—	—

Net cash from (used by) investing activities	(18)	(112)	196	72	138

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	159	—	159
Withdrawals from universal life and investment contracts	—	—	(418)	—	(418)
Repayment and repurchase of long-term debt	—	(82)	—	—	(82)
Intercompany notes payable, net	(12)	16	68	(72)	—
Other, net	(8)	—	23	—	15

Net cash used by financing activities	(20)	(66)	(168)	(72)	(326)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	—	—

Net change in cash, cash equivalents and restricted cash	—	(191)	(89)	—	(280)
Cash, cash equivalents and restricted cash at beginning of period	—	331	1,240	—	1,571

Cash, cash equivalents and restricted cash at end of period	—	140	1,151	—	1,291
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$140	$1,151	$—	$1,291

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2021:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$904	$933	$1,079	$(1,971)	$945
Less income from discontinued operations, net of taxes	—	(13)	(14)	—	(27)
Adjustments to reconcile net income to net cash from (used by) operating activities:
Equity in income from subsidiaries	(930)	(1,041)	—	1,971	—
Dividends from subsidiaries	—	552	(552)	—	—
Amortization of fixed maturity securities discounts and premiums	—	6	(182)	—	(176)
Net investment (gains) losses	—	—	(323)	—	(323)
Charges assessed to policyholders	—	—	(620)	—	(620)
Acquisition costs deferred	—	—	(8)	—	(8)
Amortization of deferred acquisition costs and intangibles	—	—	377	—	377
Deferred income taxes	—	341	(51)	—	290
Derivative instruments, limited partnerships and other	—	75	(434)	—	(359)
Stock-based compensation expense	40	—	—	—	40
Change in certain assets and liabilities:
Accrued investment income and other assets	(1)	9	(137)	—	(129)
Insurance reserves	—	—	642	—	642
Current tax liabilities	(5)	17	(46)	—	(34)
Other liabilities, policy and contract claims and other policy-related balances	(13)	(40)	363	—	310
Cash from (used by) operating activities—discontinued operations	—	(564)	73	—	(491)

Net cash from (used by) operating activities	(5)	275	167	—	437

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	4,162	—	4,162
Commercial mortgage loans	—	—	874	—	874
Limited partnerships and other invested assets	—	—	255	—	255
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	2,273	—	2,273
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(5,216)	—	(5,216)
Commercial mortgage loans	—	—	(963)	—	(963)
Limited partnerships and other invested assets	—	—	(767)	—	(767)
Short-term investments, net	—	—	18	—	18
Policy loans, net	—	—	57	—	57
Intercompany notes receivable, net	—	4	(1)	(3)	—
Capital contributions to subsidiaries	(2)	—	2	—	—
Proceeds from sale of business, net of cash transferred	—	—	270	—	270
Cash used by investing activities—discontinued operations	—	—	(67)	—	(67)

Net cash from (used by) investing activities	(2)	4	897	(3)	896

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	669	—	669
Withdrawals from universal life and investment contracts	—	—	(2,071)	—	(2,071)
Repayment and repurchase of long-term debt	—	(1,541)	—	—	(1,541)
Intercompany notes payable, net	12	1	(16)	3	—
Proceeds from sale of subsidiary shares to noncontrolling interests	—	529	—	—	529
Dividends paid to noncontrolling interests	—	—	(37)	—	(37)
Other, net	(5)	(15)	52	—	32

Net cash from (used by) financing activities	7	(1,026)	(1,403)	3	(2,419)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $(1) related to discontinued operations)	—	—	1	—	1

Net change in cash, cash equivalents and restricted cash	—	(747)	(338)	—	(1,085)
Cash, cash equivalents and restricted cash at beginning of period	—	1,078	1,578	—	2,656

Cash, cash equivalents and restricted cash at end of period	—	331	1,240	—	1,571
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$331	$1,240	$—	$1,571

As of March 31, 2022, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $14.3 billion and $14.6 billion, respectively. Genworth Financial’s and Genworth Holdings’ insurance subsidiaries are subject to oversight by applicable insurance laws and regulations as to the amount of dividends they may pay to their parent in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Based on statutory results as of December 31, 2021, in accordance with applicable dividend restrictions, Enact Holdings could pay ordinary dividends of approximately $70 million in 2022, and the remaining net assets are considered restricted. While the $70 million is considered unrestricted, Enact Holdings may not pay dividends at this level during 2022 for a variety of reasons, including the need to preserve capital for regulatory purposes, future growth and capital requirements. Although the business performance and financial results of our U.S. life insurance subsidiaries have improved significantly, as of December 31, 2021, they had negative unassigned surplus of approximately $1.0 billion under statutory accounting and as a result, we do not expect these subsidiaries to pay dividends for the foreseeable future.
For additional information on Genworth Financial’s capital management plans, including a new share repurchase program, see “Item 2—Liquidity and Capital Resources.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. There were no material changes in our market risks since December 31, 2021. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions, including changes in interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2022
During the three months ended March 31, 2022, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item	1. Legal Proceedings
See note 11 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.

Item	1A. Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2021 Annual Report on Form 10-K, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2022.

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

GENWORTH FINANCIAL, INC. (Registrant)
Date: May 5, 2022

	By:	/s/ Jerome T. Upton
Jerome T. Upton Senior Vice President and Controller (Principal Accounting Officer)

128