Form 10-Q
period 2022-06-30
GENWORTH FINANCIAL INC
filed 2022-08-03
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of July
27
, 2022, 503,715,868 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value and share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $ 51,248 and $ 52,611 and allowance for credit losses of $ — as of June 30, 2022 and December 31, 2021)	$49,286	$60,480
Equity securities, at fair value	243	198
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4 as of June 30, 2022 and December 31, 2021)	7,088	6,856
Less: Allowance for credit losses	(23)	(26)

Commercial mortgage loans, net	7,065	6,830
Policy loans	2,178	2,050
Limited partnerships	2,123	1,900
Other invested assets	573	820

Total investments	61,468	72,278
Cash, cash equivalents and restricted cash	1,724	1,571
Accrued investment income	553	647
Deferred acquisition costs	2,314	1,146
Intangible assets	236	143
Reinsurance recoverable	16,691	16,868
Less: Allowance for credit losses	(60)	(55)

Reinsurance recoverable, net	16,631	16,813
Other assets	412	388
Deferred tax asset	1,047	119
Separate account assets	4,683	6,066

Total assets	$89,068	$99,171

Liabilities and equity
Liabilities:
Future policy benefits	$38,133	$41,528
Policyholder account balances	17,907	19,354
Liability for policy and contract claims	11,915	11,841
Unearned premiums	614	672
Other liabilities	1,468	1,511
Long-term borrowings	1,773	1,899
Separate account liabilities	4,683	6,066
Liabilities related to discontinued operations	4	34

Total liabilities	76,497	82,905

Commitments and contingencies
Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 600 million and 596 million shares issued as of June 30, 2022 and December 31, 2021, respectively; 508 million shares outstanding as of June 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	11,859	11,858
Accumulated other comprehensive income (loss)	(145)	3,861
Retained earnings	2,820	2,490
Treasury stock, at cost (92 million and 88 million shares as of June 30, 2022 and December 31, 2021, respectively)	(2,715)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	11,820	15,510
Noncontrolling interests	751	756

Total equity	12,571	16,266

Total liabilities and equity	$89,068	$99,171

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Premiums	$927	$947	$1,858	$1,915
Net investment income	787	844	1,551	1,645
Net investment gains (losses)	8	70	36	103
Policy fees and other income	159	180	328	363

Total revenues	1,881	2,041	3,773	4,026

Benefits and expenses:
Benefits and other changes in policy reserves	764	1,161	1,903	2,379
Interest credited	125	127	250	258
Acquisition and operating expenses, net of deferrals	589	304	860	579
Amortization of deferred acquisition costs and intangibles	84	86	176	163
Interest expense	26	43	52	94

Total benefits and expenses	1,588	1,721	3,241	3,473

Income from continuing operations before income taxes	293	320	532	553
Provision for income taxes	73	75	131	134

Income from continuing operations	220	245	401	419
Income (loss) from discontinued operations, net of taxes	(1)	(5)	(3)	16

Net income	219	240	398	435
Less: net income from continuing operations attributable to noncontrolling interests	38	—	68	—
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	8

Net income available to Genworth Financial, Inc.’s common stockholders	$181	$240	$330	$427

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$182	$245	$333	$419
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(1)	(5)	(3)	8

Net income available to Genworth Financial, Inc.’s common stockholders	$181	$240	$330	$427

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.36	$0.48	$0.65	$0.83

Diluted	$0.36	$0.47	$0.65	$0.82

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.36	$0.47	$0.65	$0.84

Diluted	$0.35	$0.47	$0.64	$0.83

Weighted-average common shares outstanding:
Basic	509.0	507.0	508.6	506.5

Diluted	514.2	515.0	515.8	514.4

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$219	$240	$398	$435
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(2,432)	(58)	(3,483)	(380)
Net unrealized gains (losses) on securities with an allowance for credit losses	—	4	—	6
Derivatives qualifying as hedges	(344)	211	(580)	(208)
Foreign currency translation and other adjustments	(7)	2	(12)	138

Total other comprehensive income (loss)	(2,783)	159	(4,075)	(444)

Total comprehensive income (loss)	(2,564)	399	(3,677)	(9)
Less: comprehensive income (loss) attributable to noncontrolling interests	10	—	(1)	155

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(2,574)	$399	$(3,676)	$(164)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)
(Unaudited)

	Three months ended June 30, 2022
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of March 31, 2022	$1	$11,857	$2,610	$2,639	$(2,700)	$14,407	$745	$15,152
Comprehensive income (loss):
Net income	—	—	—	181	—	181	38	219
Other comprehensive loss, net of taxes	—	—	(2,755)	—	—	(2,755)	(28)	(2,783)
Total comprehensive income (loss)						(2,574)	10	(2,564)
Treasury stock acquired in connection with share repurchases	—	—	—	—	(15)	(15)	—	(15)
Dividends to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Stock-based compensation expense and exercises and other	—	2	—	—	—	2	—	2

Balances as of June 30, 2022	$1	$11,859	$(145)	$2,820	$(2,715)	$11,820	$751	$12,571

	Three months ended June 30, 2021
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of March 31, 2021	$1	$12,011	$3,675	$1,771	$(2,700)	$14,758	$—	$14,758
Comprehensive income:
Net income	—	—	—	240	—	240	—	240
Other comprehensive income, net of taxes	—	—	159	—	—	159	—	159
Total comprehensive income						399	—	399
Stock-based compensation expense and exercises and other	—	7	—	—	—	7	—	7

Balances as of June 30, 2021	$1	$12,018	$3,834	$2,011	$(2,700)	$15,164	$—	$15,164

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY, CONTINUED
(Amounts in millions)
(Unaudited)

	Six months ended June 30, 2022
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2021	$1	$11,858	$3,861	$2,490	$(2,700)	$15,510	$756	$16,266
Comprehensive income (loss):
Net income	—	—	—	330	—	330	68	398
Other comprehensive loss, net of taxes	—	—	(4,006)	—	—	(4,006)	(69)	(4,075)
Total comprehensive loss						(3,676)	(1)	(3,677)
Treasury stock acquired in connection with share repurchases	—	—	—	—	(15)	(15)	—	(15)
Dividends to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Stock-based compensation expense and exercises and other	—	1	—	—	—	1	—	1

Balances as of June 30, 2022	$1	$11,859	$(145)	$2,820	$(2,715)	$11,820	$751	$12,571

	Six months ended June 30, 2021
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2020	$1	$12,008	$4,425	$1,584	$(2,700)	$15,318	$502	$15,820
Sale of business that included noncontrolling interests	—	—	—	—	—	—	(657)	(657)
Comprehensive income (loss):
Net income	—	—	—	427	—	427	8	435
Other comprehensive income (loss), net of taxes	—	—	(591)	—	—	(591)	147	(444)
Total comprehensive income (loss)						(164)	155	(9)
Stock-based compensation expense and exercises and other	—	10	—	—	—	10	—	10

Balances as of June 30, 2021	$1	$12,018	$3,834	$2,011	$(2,700)	$15,164	$—	$15,164

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from (used by) operating activities:
Net income	$398	$435
Less (income) loss from discontinued operations, net of taxes	3	(16)
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums	(84)	(80)
Net investment (gains) losses	(36)	(103)
Charges assessed to policyholders	(292)	(317)
Acquisition costs deferred	(1)	(3)
Amortization of deferred acquisition costs and intangibles	176	163
Deferred income taxes	128	132
Derivative instruments, limited partnerships and other	(163)	(189)
Stock-based compensation expense	20	25
Change in certain assets and liabilities:
Accrued investment income and other assets	(70)	(69)
Insurance reserves	494	507
Current tax liabilities	—	(4)
Other liabilities, policy and contract claims and other policy-related balances	(205)	(60)
Cash used by operating activities—discontinued operations	(31)	(192)

Net cash from operating activities	337	229

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	1,495	2,220
Commercial mortgage loans	314	392
Limited partnerships and other invested assets	99	107
Proceeds from sales of investments:
Fixed maturity and equity securities	1,302	1,306
Purchases and originations of investments:
Fixed maturity and equity securities	(1,800)	(2,868)
Commercial mortgage loans	(568)	(531)
Limited partnerships and other invested assets	(297)	(240)
Short-term investments, net	(24)	(76)
Policy loans, net	14	28
Proceeds from sale of business, net of cash transferred	—	270
Cash used by investing activities—discontinued operations	—	(67)

Net cash from investing activities	535	541

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	314	349
Withdrawals from universal life and investment contracts	(779)	(1,143)
Repayment and repurchase of long-term debt	(130)	(484)
Dividends paid to noncontrolling interests	(4)	—
Treasury stock acquired in connection with share repurchases	(15)	—
Other, net	(105)	65

Net cash used by financing activities	(719)	(1,213)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $— and $(1) related to discontinued operations)	—	1

Net change in cash, cash equivalents and restricted cash	153	(442)
Cash, cash equivalents and restricted cash at beginning of period	1,571	2,656

Cash, cash equivalents and restricted cash at end of period	1,724	2,214
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$1,724	$2,214

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
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these unaudited condensed consolidated financial statements should not be regarded as

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2021 Annual Report on Form
10-K.
Certain prior year amounts have been reclassified to conform to the current year presentation.
On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock. Pursuant to the program, in the second quarter of 2022, Genworth Financial repurchased 3,869,494 shares of its common stock at an average price of $3.88 per share for a total cash outlay of $15 million, including costs paid in connection with acquiring the shares. The repurchased shares were recorded at cost and presented as treasury stock in a separate caption in equity in our consolidated balance sheet. Genworth Financial also
authorized share repurchases through a Rule
10b5-1
trading plan under which 4,034,794
shares of its common stock were repurchased during July 2022 at an average price of
$3.72 per share for a total cash outlay of $15 million, leaving approximately $320 million that may yet be purchased under the share repurchase program.

Under the program, share repurchases may be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and number of future
shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization has no expiration date and may be modified, suspended or terminated at any time.
(2) Accounting Changes
Accounting Pronouncements Recently Adopted
On April 1, 2022, we elected to early adopt new accounting guidance related to troubled debt restructurings and the vintage disclosures included within the accounting guidance for credit losses on financial instruments. The guidance eliminates the recognition and measurement requirements for troubled debt restructurings and requires creditors to instead apply existing guidance related to loan refinancing and restructuring to determine whether a modification results in a new loan or a continuation of an existing loan. The guidance also expands disclosures for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requires the presentation of gross write-offs by year of origination. We were permitted to early adopt this new accounting guidance as we adopted the accounting guidance related to credit losses on financial instruments on January 1, 2020. In accordance with the new accounting guidance, we adopted this guidance prospectively as of January 1, 2022; therefore, the guidance did not have any impact at adoption.
Accounting Pronouncements Not Yet Adopted
In June 2022, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance related to the fair value measurement of equity securities subject to contractual sale restrictions. The guidance clarifies existing fair value guidance on measuring the fair value of an equity security subject to contractual sale restrictions and adds new disclosures related to these securities. This guidance is currently effective for us on January 1, 2024 using the prospective method, with early adoption permitted. We do not expect a significant impact from this guidance on our condensed consolidated financial statements and disclosures.
In August 2018, the FASB issued new accounting guidance that significantly changes the recognition and measurement of long-duration insurance contracts and expands disclosure requirements, which impacts deferred

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

•
the discount rate used to determine the liability for future policy benefits will be a current upper-medium grade (low credit risk) fixed-income instrument yield, which is generally interpreted to mean a single-A
rated bond rate for the same duration, and is required to be updated quarterly, with the impact of changes in the discount rate recorded in other comprehensive income (loss);

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
This guidance is effective for us on January 1, 2023 using the modified retrospective method (with transition adjustments as of January 1, 2021) for all topics except for market risk benefits, which is required to be applied using the retrospective method, with early adoption permitted, which we do not intend to elect. Our implementation efforts continue to progress and corporate governance has been established to support the implementation of this new standard. We remain focused on obtaining necessary data, modifying systems, identifying and developing key inputs and assumptions and establishing policies, systems and internal controls necessary to implement this new accounting guidance. Given the nature and extent of the changes, this guidance is expected to have a significant impact on our condensed consolidated financial statements and disclosures. The requirement to remeasure the liability for future policy benefits using an updated single-A
rated bond rate is expected to result in a significant reduction to our equity at transition. However, with the recent rise in interest rates and the associated impact on single-A
rated bond rates, we expect the initial reduction in our equity to partially reverse in periods subsequent to the transition date.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2022	2021	2022	2021
Weighted-average shares used in basic earnings per share calculations	509.0	507.0	508.6	506.5
Potentially dilutive securities:
Stock options, restricted stock units and other equity-based awards	5.2	8.0	7.2	7.9

Weighted-average shares used in diluted earnings per share calculations	514.2	515.0	515.8	514.4

Income from continuing operations:
Income from continuing operations	$220	$245	$401	$419
Less: net income from continuing operations attributable to noncontrolling interests	38	—	68	—

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$182	$245	$333	$419

Basic per share	$0.36	$0.48	$0.65	$0.83

Diluted per share	$0.36	$0.47	$0.65	$0.82

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$(1)	$(5)	$(3)	$16
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	8

Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$(1)	$(5)	$(3)	$8

Basic per share	$—	$(0.01)	$(0.01)	$0.02

Diluted per share	$—	$(0.01)	$(0.01)	$0.02

Net income:
Income from continuing operations	$220	$245	$401	$419
Income (loss) from discontinued operations, net of taxes	(1)	(5)	(3)	16

Net income	219	240	398	435
Less: net income attributable to noncontrolling interests	38	—	68	8

Net income available to Genworth Financial, Inc.’s common stockholders	$181	$240	$330	$427

Basic per share (1)	$0.36	$0.47	$0.65	$0.84

Diluted per share (1)	$0.35	$0.47	$0.64	$0.83

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2022	2021	2022	2021
Fixed maturity securities—taxable	$578	$608	$1,158	$1,207
Fixed maturity securities—non-taxable	1	1	2	3
Equity securities	2	2	4	5
Commercial mortgage loans	78	103	159	181
Policy loans	51	40	101	90
Limited partnerships	32	54	39	85
Other invested assets	66	58	129	116
Cash, cash equivalents, restricted cash and short-term investments	1	—	1	—

Gross investment income before expenses and fees	809	866	1,593	1,687
Expenses and fees	(22)	(22)	(42)	(42)

Net investment income	$787	$844	$1,551	$1,645

(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2022	2021	2022	2021
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$5	$5	$15	$12
Realized losses	(9)	(4)	(27)	(7)

Net realized gains (losses) on available-for-sale fixed maturity securities	(4)	1	(12)	5
Net realized gains (losses) on equity securities sold	—	(2)	—	(7)
Net realized gains (losses) on limited partnerships	—	—	—	3

Total net realized investment gains (losses)	(4)	(1)	(12)	1

Net change in allowance for credit losses on available-for-sale fixed maturity securities	—	(4)	—	(6)
Write-down of available-for-sale fixed maturity securities (1)	—	—	(2)	(1)
Net unrealized gains (losses) on equity securities still held	(27)	6	(33)	(2)
Net unrealized gains (losses) on limited partnerships	24	65	59	99
Commercial mortgage loans	2	(1)	3	(2)
Derivative instruments (2)	9	4	13	12
Other	4	1	8	2

Net investment gains (losses)	$8	$70	$36	$103

(1)	Represents write-down of securities deemed uncollectible or that we intend to sell or will be required to sell prior to recovery of the amortized cost basis.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

See Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2021 Annual Report on Form
10-K
for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale
fixed maturity securities. There was no allowance for credit losses related to our available-for-sale
fixed maturity investments as of and for the three and six months ended June 30, 2022. The following table represents the allowance for credit losses aggregated by security type for available-for-sale
fixed maturity investments as of and for the three months ended June 30, 2021:

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

(Amounts in millions)	June 30, 2022	December 31, 2021
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses (1)	$(1,961)	$7,869
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses (1)	—	—
Adjustments to DAC, present value of future profits, sales inducements, benefit reserves and policyholder contract balances	(17)	(5,487)
Income taxes, net	370	(507)

Net unrealized investment gains (losses)	(1,608)	1,875
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	(54)	15

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(1,554)	$1,860

(1)	Excludes foreign exchange.
The change in net unrealized gains (losses) on
available-for-sale
investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	As of or for the three months ended June 30,
(Amounts in millions)	2022	2021
Beginning balance	$850	$1,919
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	(4,713)	1,774
Adjustment to deferred acquisition costs	1,082	42
Adjustment to present value of future profits	80	1
Adjustment to sales inducements	2	2
Adjustment to benefit reserves	519	(1,887)
Provision for income taxes	594	14

Change in unrealized gains (losses) on investment securities	(2,436)	(54)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(1) and $—	4	—

Change in net unrealized investment gains (losses)	(2,432)	(54)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(28)	—

Ending balance	$(1,554)	$1,865

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of or for the six months ended June 30,
(Amounts in millions)	2022	2021
Beginning balance	$1,860	$2,214
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	(9,843)	(1,609)
Adjustment to deferred acquisition costs	1,319	(132)
Adjustment to present value of future profits	81	2
Adjustment to sales inducements	24	5
Adjustment to benefit reserves	4,046	1,258
Provision for income taxes	880	106

Change in unrealized gains (losses) on investment securities	(3,493)	(370)
Reclassification adjustments to net investment (gains) losses, net of taxes of $ (3) and $1	10	(4)

Change in net unrealized investment gains (losses)	(3,483)	(374)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(69)	(25)

Ending balance	$(1,554)	$1,865

The net unrealized losses on fixed maturity securities recognized during the three and six months ended June 30, 2022 was largely due to increasing interest rates and widening credit spreads. Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d) Fixed Maturity Securities
As of June 30, 2022, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,387	$274	$(34)	$—	$3,627
State and political subdivisions	2,971	74	(196)	—	2,849
Non-U.S. government	762	17	(97)	—	682
U.S. corporate:
Utilities	4,253	135	(285)	—	4,103
Energy	2,496	54	(173)	—	2,377
Finance and insurance	7,947	126	(604)	—	7,469
Consumer—non-cyclical	4,912	172	(292)	—	4,792
Technology and communications	3,224	60	(260)	—	3,024
Industrial	1,263	22	(98)	—	1,187
Capital goods	2,326	77	(145)	—	2,258
Consumer—cyclical	1,679	27	(125)	—	1,581
Transportation	1,113	52	(61)	—	1,104
Other	353	8	(13)	—	348

Total U.S. corporate	29,566	733	(2,056)	—	28,243

Non-U.S. corporate:
Utilities	864	3	(57)	—	810
Energy	1,123	36	(62)	—	1,097
Finance and insurance	2,103	62	(153)	—	2,012
Consumer—non-cyclical	630	4	(64)	—	570
Technology and communications	1,007	10	(74)	—	943
Industrial	903	21	(63)	—	861
Capital goods	609	6	(50)	—	565
Consumer—cyclical	314	—	(29)	—	285
Transportation	392	20	(22)	—	390
Other	960	39	(50)	—	949

Total non-U.S. corporate	8,905	201	(624)	—	8,482

Residential mortgage-backed	1,214	36	(37)	—	1,213
Commercial mortgage-backed	2,272	7	(142)	—	2,137
Other asset-backed	2,171	1	(119)	—	2,053

Total available-for-sale fixed maturity securities	$51,248	$1,343	$(3,305)	$—	$49,286

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of June 30, 2022:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$797	$(33)	49	$10	$(1)	3	$807	$(34)	52
State and political subdivisions	1,531	(193)	272	25	(3)	5	1,556	(196)	277
Non-U.S. government	389	(73)	64	73	(24)	12	462	(97)	76
U.S. corporate	17,949	(1,896)	2,235	622	(160)	72	18,571	(2,056)	2,307
Non-U.S. corporate	5,407	(558)	691	248	(66)	35	5,655	(624)	726
Residential mortgage-backed	474	(36)	121	4	(1)	5	478	(37)	126
Commercial mortgage-backed	1,882	(137)	265	42	(5)	6	1,924	(142)	271
Other asset-backed	1,798	(113)	319	78	(6)	19	1,876	(119)	338

Total for fixed maturity securities in an unrealized loss position	$30,227	$(3,039)	4,016	$1,102	$(266)	157	$31,329	$(3,305)	4,173

% Below cost:
<20% Below cost	$28,164	$(2,402)	3,756	$627	$(101)	98	$28,791	$(2,503)	3,854
20%-50% Below cost	2,063	(637)	260	475	(165)	59	2,538	(802)	319

Total for fixed maturity securities in an unrealized loss position	$30,227	$(3,039)	4,016	$1,102	$(266)	157	$31,329	$(3,305)	4,173

Investment grade	$28,568	$(2,801)	3,763	$1,023	$(241)	144	$29,591	$(3,042)	3,907
Below investment grade	1,659	(238)	253	79	(25)	13	1,738	(263)	266

Total for fixed maturity securities in an unrealized loss position	$30,227	$(3,039)	4,016	$1,102	$(266)	157	$31,329	$(3,305)	4,173

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of June 30, 2022:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$2,176	$(268)	301	$56	$(17)	15	$2,232	$(285)	316
Energy	1,534	(162)	205	53	(11)	6	1,587	(173)	211
Finance and insurance	5,276	(554)	637	183	(50)	17	5,459	(604)	654
Consumer—non-cyclical	2,657	(268)	284	76	(24)	7	2,733	(292)	291
Technology and communications	2,192	(227)	282	123	(33)	11	2,315	(260)	293
Industrial	805	(96)	101	11	(2)	1	816	(98)	102
Capital goods	1,340	(138)	162	24	(7)	4	1,364	(145)	166
Consumer—cyclical	1,107	(111)	156	73	(14)	7	1,180	(125)	163
Transportation	716	(60)	87	5	(1)	2	721	(61)	89
Other	146	(12)	20	18	(1)	2	164	(13)	22

Subtotal, U.S. corporate securities	17,949	(1,896)	2,235	622	(160)	72	18,571	(2,056)	2,307

Non-U.S. corporate:
Utilities	596	(51)	63	21	(6)	3	617	(57)	66
Energy	608	(61)	65	4	(1)	1	612	(62)	66
Finance and insurance	1,282	(117)	190	144	(36)	16	1,426	(153)	206
Consumer—non-cyclical	480	(61)	51	8	(3)	4	488	(64)	55
Technology and communications	704	(74)	83	—	—	—	704	(74)	83
Industrial	475	(58)	68	16	(5)	2	491	(63)	70
Capital goods	428	(50)	54	—	—	—	428	(50)	54
Consumer—cyclical	236	(26)	38	19	(3)	4	255	(29)	42
Transportation	195	(22)	25	—	—	—	195	(22)	25
Other	403	(38)	54	36	(12)	5	439	(50)	59

Subtotal, non-U.S. corporate securities	5,407	(558)	691	248	(66)	35	5,655	(624)	726

Total for corporate securities in an unrealized loss position	$23,356	$(2,454)	2,926	$870	$(226)	107	$24,226	$(2,680)	3,033

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of June 30, 2022 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,310	$1,314
Due after one year through five years	8,078	7,958
Due after five years through ten years	13,602	12,765
Due after ten years	22,601	21,846

Subtotal	45,591	43,883
Residential mortgage-backed	1,214	1,213
Commercial mortgage-backed	2,272	2,137
Other asset-backed	2,171	2,053

Total	$51,248	$49,286

As of June 30, 2022, securities issued by finance and insurance, consumer—non-cyclical,
utilities and technology and communications industry groups represented approximately 25%, 15%, 13% and 11%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of June 30, 2022, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	June 30, 2022		December 31, 2021
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,901	41%	$2,774	40%
Industrial	1,532	22	1,420	21
Office	1,512	21	1,526	22
Apartments	578	8	585	9
Mixed use	350	5	330	5
Other	215	3	221	3

Subtotal	7,088	100%	6,856	100%

Allowance for credit losses	(23)		(26)

Total	$7,065		$6,830

	June 30, 2022		December 31, 2021
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,816	26%	$1,770	26%
Pacific	1,391	20	1,360	20
Middle Atlantic	990	14	964	14
Mountain	967	14	892	13
West South Central	556	8	483	7
East North Central	469	6	465	7
West North Central	462	6	461	7
East South Central	227	3	224	3
New England	210	3	237	3

Subtotal	7,088	100%	6,856	100%

Allowance for credit losses	(23)		(26)

Total	$7,065		$6,830

As of June 30, 2022, we had no commercial mortgage loans past due or on non-accrual
status. As of December 31, 2021, we had one commercial mortgage loan with an amortized cost of $22 million that was 31 to 60 days past due in the office property type. We wrote off $8 million of this commercial mortgage loan during the year ended December 31, 2021 and it was placed on non-accrual
status as of December 31, 2021. The carrying value of this commercial mortgage loan was written down to the fair value of its collateral and this loan did not have an allowance for credit losses as of December 31, 2021. For a discussion of our policy related to placing commercial mortgage loans on non-accrual
status, see Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2021 Annual Report on Form
10-K.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the six months ended June 30, 2022, we did not have any loan modifications or extensions associated with borrowers experiencing financial difficulty that resulted in the consideration of whether to establish a new loan or to continue accounting for the modification or extension under the existing loan. During the year ended December 31, 2021, prior to the adoption of new accounting guidance related to troubled debt restructurings, we did not have any modifications or extensions that were considered troubled debt restructurings.
The following table sets forth the allowance for credit losses related to commercial mortgage loans as of or for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2022	2021	2022	2021
Allowance for credit losses:
Beginning balance	$25	$32	$26	$31
Provision	(3)	1	(4)	2
Write-offs	—	—	—	—
Recoveries	1	—	1	—

Ending balance	$23	$33	$23	$33

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of June 30, 2022:

(Amounts in millions)	2022	2021	2020	2019	2018	2017 and prior	Total
Debt-to-value:
0%—50%	$2	$25	$72	$62	$165	$2,062	$2,388
51%—60%	31	37	33	178	293	934	1,506
61%—75%	532	875	414	482	394	497	3,194
76%—100%	—	—	—	—	—	—	—
Greater than 100%	—	—	—	—	—	—	—

Total amortized cost	$565	$937	$519	$722	$852	$3,493	$7,088

Debt service coverage ratio:
Less than 1.00	$—	$—	$10	$19	$40	$114	$183
1.00—1.25	13	2	69	72	74	296	526
1.26—1.50	138	117	31	166	133	318	903
1.51—2.00	368	716	217	268	425	1,248	3,242
Greater than 2.00	46	102	192	197	180	1,517	2,234

Total amortized cost	$565	$937	$519	$722	$852	$3,493	$7,088

The following tables set forth the
debt-to-value
of commercial mortgage loans by property type as of the dates indicated:

	June 30, 2022
(Amounts in millions)	0%—50%	51%—60%	61%—75%	76%—100%	Greater than 100%	Total
Property type:
Retail	$838	$598	$1,465	$—	$—	$2,901
Industrial	720	229	583	—	—	1,532
Office	472	389	651	—	—	1,512
Apartments	184	96	298	—	—	578
Mixed use	118	74	158	—	—	350
Other	56	120	39	—	—	215

Total amortized cost	$2,388	$1,506	$3,194	$—	$—	$7,088

% of total	34%	21%	45%	—%	—%	100%

Weighted-average debt service coverage ratio	2.34	1.88	1.61	—	—	1.91

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2021
(Amounts in millions)	0%—50%	51%—60%	61%—75%	76%—100%	Greater than 100%	Total
Property type:
Retail	$853	$611	$1,310	$—	$—	$2,774
Industrial	745	240	435	—	—	1,420
Office	505	395	604	—	22	1,526
Apartments	200	102	283	—	—	585
Mixed use	120	70	140	—	—	330
Other	57	121	43	—	—	221

Total amortized cost	$2,480	$1,539	$2,815	$—	$22	$6,856

% of total	36%	23%	41%	—%	—%	100%

Weighted-average debt service coverage ratio	2.36	1.83	1.61	—	0.68	1.93

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	June 30, 2022
(Amounts in millions)	Less than 1.00	1.00—1.25	1.26—1.50	1.51—2.00	Greater than 2.00	Total
Property type:
Retail	$94	$150	$429	$1,534	$694	$2,901
Industrial	6	76	134	663	653	1,532
Office	38	106	179	630	559	1,512
Apartments	17	62	84	239	176	578
Mixed use	23	31	40	137	119	350
Other	5	101	37	39	33	215

Total amortized cost	$183	$526	$903	$3,242	$2,234	$7,088

% of total	3%	7%	13%	46%	31%	100%

Weighted-average debt-to-value	60%	60%	63%	61%	44%	56%

	December 31, 2021
(Amounts in millions)	Less than 1.00	1.00—1.25	1.26—1.50	1.51—2.00	Greater than 2.00	Total
Property type:
Retail	$102	$166	$405	$1,375	$726	$2,774
Industrial	9	64	82	599	666	1,420
Office	67	109	167	593	590	1,526
Apartments	17	62	84	225	197	585
Mixed use	24	32	40	118	116	330
Other	4	126	13	48	30	221

Total amortized cost	$223	$559	$791	$2,958	$2,325	$6,856

% of total	3%	8%	12%	43%	34%	100%

Weighted-average debt-to-value	68%	61%	61%	60%	43%	55%

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(f) Limited Partnerships or Similar Entities
Investments in limited partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing
member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of June 30, 2022 and December 31, 2021, the total carrying value of these investments was $2,036 million and $1,829 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.
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

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	June 30, 2022	December 31, 2021	Balance sheet classification	June 30, 2022	December 31, 2021

Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$30	$364	Other liabilities	$342	$26
Foreign currency swaps	Other invested assets	17	6	Other liabilities	—	—

Total cash flow hedges		47	370		342	26

Total derivatives designated as hedges		47	370		342	26

Derivatives not designated as hedges
Equity index options	Other invested assets	30	42	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	—	2	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable (1)	19	19	Policyholder account balances (2)	277	271
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	233	294
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	16	25

Total derivatives not designated as hedges		49	63		526	590

Total derivatives		$96	$433		$868	$616

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.

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

(Notional in millions)	Measurement	December 31, 2021	Additions	Maturities/ terminations	June 30, 2022
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$7,653	$262	$(102)	$7,813
Foreign currency swaps	Notional	127	—	—	127

Total cash flow hedges		7,780	262	(102)	7,940

Total derivatives designated as hedges		7,780	262	(102)	7,940

Derivatives not designated as hedges
Equity index options	Notional	1,446	495	(628)	1,313
Financial futures	Notional	946	1,973	(1,969)	950
Other foreign currency contracts	Notional	83	—	(83)	—

Total derivatives not designated as hedges		2,475	2,468	(2,680)	2,263

Total derivatives		$10,255	$2,730	$(2,782)	$10,203

(Number of policies)	Measurement	December 31, 2021	Additions	Maturities/ terminations	June 30, 2022
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	21,804	—	(906)	20,898
Fixed index annuity embedded derivatives	Policies	9,344	—	(1,055)	8,289
Indexed universal life embedded derivatives	Policies	806	—	(20)	786
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended June 30, 2022:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(405)	$57	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	14	—	Net investment income	—	Net investment gains (losses)

Total	$(391)	$56		$—

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended June 30, 2021:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$314	$52	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(8)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	3	—	Net investment income	—	Net investment gains (losses)

Total	$309	$52		$—

The following table provides information about the pre-tax income effects of cash flow hedges for the six months ended June 30, 2022:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(655)	$112	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(2)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	12	1	Net investment income	—	Net investment gains (losses)

Total	$(643)	$113		$—

3
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

The following tables provide a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2022	2021

Derivatives qualifying as effective accounting hedges as of April 1	$1,789	$1,792
Current period increases (decreases) in fair value, net of deferred taxes of $84 and $(64)	(307)	245
Reclassification to net (income), net of deferred taxes of $19 and $18	(37)	(34)

Derivatives qualifying as effective accounting hedges as of June 30	$1,445	$2,003

	Six months ended June 30,
(Amounts in millions)	2022	2021

Derivatives qualifying as effective accounting hedges as of January 1	$2,025	$2,211
Current period increases (decreases) in fair value, net of deferred taxes of $137 and $38	(506)	(140)
Reclassification to net (income), net of deferred taxes of $39 and $36	(74)	(68)

Derivatives qualifying as effective accounting hedges as of June 30	$1,445	$2,003

The total of derivatives designated as cash flow hedges of $1,445 million, net of taxes, recorded in stockholders’ equity as of June 30, 2022 is expected to be reclassified to net income in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $144 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the six months ended June 30, 2022 and 2021, we reclassified $5 million and $4 million, respectively, to net income in connection with forecasted transactions that were no longer considered probable of occurring.

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

	Three months ended June 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2022	2021
Interest rate swaps	$—	$(1)	Net investment gains (losses)
Equity index options	(1)	6	Net investment gains (losses)
Financial futures	17	8	Net investment gains (losses)
GMWB embedded derivatives	(26)	2	Net investment gains (losses)
Fixed index annuity embedded derivatives	11	(14)	Net investment gains (losses)
Indexed universal life embedded derivatives	8	3	Net investment gains (losses)

Total derivatives not designated as hedges	$9	$4

	Six months ended June 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2022	2021
Interest rate swaps	$—	$3	Net investment gains (losses)
Equity index options	(7)	9	Net investment gains (losses)
Financial futures	(30)	(102)	Net investment gains (losses)
GMWB embedded derivatives	6	107	Net investment gains (losses)
Fixed index annuity embedded derivatives	23	(18)	Net investment gains (losses)
Indexed universal life embedded derivatives	19	13	Net investment gains (losses)

Total derivatives not designated as hedges	$11	$12

3
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	June 30, 2022			December 31, 2021
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$77	$342	$(265)	$414	$26	$388
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	77	342	(265)	414	26	388
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(24)	(24)	—	(20)	(20)	—
Collateral received	(41)	—	(41)	(308)	—	(308)
Collateral pledged	—	(825)	825	—	(536)	536
Over collateralization	—	507	(507)	2	530	(528)

Net amount	$12	$—	$12	$88	$—	$88

(1)	Does not include amounts related to embedded derivatives as of June 30, 2022 and December 31, 2021.
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

3
3

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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of June 30, 2022.
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

3
4

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
Level 2 measurements
Fixed maturity securities

•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, 88% of our portfolio was priced using third-party pricing services as of June 30, 2022. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

3
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of June 30, 2022:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs

U.S. government, agencies and government-sponsored enterprises	$3,627	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,786	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$679	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$24,600	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models
Bid side prices to Treasury Curve, Issuer
Curve, which includes sector, quality, duration,
OAS percentage and change for spread matrix,
trade prices, comparative transactions, Trade
Reporting and Compliance Engine (“TRACE”)
reports

Non-U.S. corporate	$6,588	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$1,183	OAS-based models, single factor binomial models, internally priced
Prepayment and default assumptions,
aggregation of bonds with similar
characteristics, including collateral type,
vintage, tranche type, weighted-average life,
weighted-average loan age, issuer program and
delinquency ratio, pay up and pay down
factors, TRACE reports

Commercial mortgage-backed	$2,123	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model
Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$1,924	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers
Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Internal models:
A portion of our U.S. corporate and
non-U.S.
corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,493 million and $921 million, respectively, as of June 30, 2022. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

Equity securities.
The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.
Short-term investments.
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Fixed maturity securities

•
Broker quotes:
A portion of our state and political subdivisions,
non-U.S.
government, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $343 million as of June 30, 2022.

•
Internal models:
A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was

$
3,019
million as of June 30, 2022.

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
Equity index options.
We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of June 30, 2022, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.

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
Non-performance
risk is integrated into the discount rate used to value GMWB liabilities. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance
risk of the GMWB liabilities. As of June 30, 2022 and December 31, 2021, the impact of non-performance
risk resulted in a lower fair value of our GMWB liabilities of $42 million and $49 million, respectively.
We classify the GMWB valuation as Level 3 based on having significant unobservable inputs, with equity index volatility and non-performance
risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the GMWB liabilities will increase. Any increase in non-performance
risk would increase the discount rate and would decrease the fair value of the GMWB liability. Additionally, we consider lapse and utilization assumptions to be significant unobservable inputs. An increase in our lapse assumption would decrease the fair value of the GMWB liability, whereas an increase in our utilization rate would increase the fair value. As of June 30, 2022, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
Fixed index annuity and indexed universal life embedded derivatives

We have fixed index annuity and indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of June 30, 2022, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2022
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,627	$—	$3,627	$—	$—
State and political subdivisions	2,849	—	2,786	63	—
Non-U.S. government	682	—	679	3	—
U.S. corporate:
Utilities	4,103	—	3,293	810	—
Energy	2,377	—	2,255	122	—
Finance and insurance	7,469	—	6,815	654	—
Consumer—non-cyclical	4,792	—	4,706	86	—
Technology and communications	3,024	—	2,999	25	—
Industrial	1,187	—	1,154	33	—
Capital goods	2,258	—	2,220	38	—
Consumer—cyclical	1,581	—	1,462	119	—
Transportation	1,104	—	1,048	56	—
Other	348	—	141	207	—

Total U.S. corporate	28,243	—	26,093	2,150	—

Non-U.S. corporate:
Utilities	810	—	501	309	—
Energy	1,097	—	964	133	—
Finance and insurance	2,012	—	1,880	132	—
Consumer—non-cyclical	570	—	503	67	—
Technology and communications	943	—	917	26	—
Industrial	861	—	792	69	—
Capital goods	565	—	450	115	—
Consumer—cyclical	285	—	206	79	—
Transportation	390	—	369	21	—
Other	949	—	927	22	—

Total non-U.S. corporate	8,482	—	7,509	973	—

Residential mortgage-backed	1,213	—	1,183	30	—
Commercial mortgage-backed	2,137	—	2,123	14	—
Other asset-backed	2,053	—	1,924	129	—

Total fixed maturity securities	49,286	—	45,924	3,362	—

Equity securities	243	158	50	35	—
Limited partnerships	1,649	—	—	23	1,626
Other invested assets:
Derivative assets:
Interest rate swaps	30	—	30	—	—
Foreign currency swaps	17	—	17	—	—
Equity index options	30	—	—	30	—

Total derivative assets	77	—	47	30	—

Short-term investments	50	—	50	—	—

Total other invested assets	127	—	97	30	—

Reinsurance recoverable (2)	19	—	—	19	—
Separate account assets	4,683	4,683	—	—	—

Total assets	$56,007	$4,841	$46,071	$3,469	$1,626

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of April 1, 2022	Total realized and unrealized gains (losses)								Ending balance as of June 30, 2022	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$71	$1	$(9)	$—	$—	$—	$—	$—	$—	$63	$1	$(9)
Non-U.S. government	1	—	—	2	—	—	—	—	—	3	—	—
U.S. corporate:
Utilities	912	—	(92)	—	—	—	(1)	2	(11)	810	—	(92)
Energy	72	—	(11)	—	—	—	(7)	68	—	122	—	(11)
Finance and insurance	676	—	(67)	85	—	—	(1)	—	(39)	654	—	(61)
Consumer—non-cyclical	92	—	(6)	—	—	—	—	—	—	86	—	(5)
Technology and communications	28	—	(3)	—	—	—	—	—	—	25	—	(3)
Industrial	35	—	(2)	—	—	—	—	—	—	33	—	(2)
Capital goods	41	—	(3)	—	—	—	—	—	—	38	—	(3)
Consumer—cyclical	127	—	(7)	—	—	—	(1)	—	—	119	—	(7)
Transportation	64	—	(3)	—	—	—	(1)	—	(4)	56	—	(3)
Other	222	—	(12)	—	—	—	(3)	—	—	207	—	(12)

Total U.S. corporate	2,269	—	(206)	85	—	—	(14)	70	(54)	2,150	—	(199)

Non-U.S. corporate:
Utilities	334	—	(25)	—	—	—	—	—	—	309	—	(24)
Energy	138	—	(7)	3	—	—	(1)	—	—	133	—	(8)
Finance and insurance	143	1	(12)	—	—	—	—	—	—	132	1	(12)
Consumer—non-cyclical	60	—	(4)	—	—	—	—	11	—	67	—	(4)
Technology and communications	27	—	(1)	—	—	—	—	—	—	26	—	(1)
Industrial	74	—	(4)	—	—	—	—	—	(1)	69	—	(5)
Capital goods	132	—	(7)	—	(10)	—	—	—	—	115	—	(7)
Consumer—cyclical	86	—	(7)	—	—	—	—	—	—	79	—	(7)
Transportation	22	—	(1)	—	—	—	—	—	—	21	—	(1)
Other	24	—	(2)	—	—	—	—	—	—	22	—	(1)

Total non-U.S. corporate	1,040	1	(70)	3	(10)	—	(1)	11	(1)	973	1	(70)

Residential mortgage-backed	33	—	(2)	4	—	—	(1)	—	(4)	30	—	(2)
Commercial mortgage-backed	15	—	(1)	—	—	—	—	—	—	14	—	(2)
Other asset-backed	100	—	(5)	40	(6)	—	—	—	—	129	—	(5)

Total fixed maturity securities	3,529	2	(293)	134	(16)	—	(16)	81	(59)	3,362	2	(287)

Equity securities	36	—	—	—	(1)	—	—	—	—	35	—	—
Limited partnerships	26	(3)	—	—	—	—	—	—	—	23	(3)	—
Other invested assets:
Derivative assets:
Equity index options	30	(1)	—	3	—	—	(2)	—	—	30	(4)	—

Total derivative assets	30	(1)	—	3	—	—	(2)	—	—	30	(4)	—

Total other invested assets	30	(1)	—	3	—	—	(2)	—	—	30	(4)	—

Reinsurance recoverable (2)	17	2	—	—	—	—	—	—	—	19	2	—

Total Level 3 assets	$3,638	$—	$(293)	$137	$(17)	$—	$(18)	$81	$(59)	$3,469	$(3)	$(287)

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

4
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of April 1, 2021	Total realized and unrealized gains (losses)								Ending balance as of June 30, 2021	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$68	$1	$6	$—	$—	$—	$—	$—	$—	$75	$1	$6
U.S. corporate:
Utilities	793	—	23	8	—	—	(1)	19	—	842	—	23
Energy	122	—	8	—	—	—	(1)	—	(52)	77	—	4
Finance and insurance	597	—	17	55	—	—	(8)	—	—	661	—	17
Consumer—non-cyclical	106	—	2	—	—	—	(2)	3	—	109	—	1
Technology and communications	40	—	2	—	—	—	—	—	(12)	30	—	1
Industrial	20	—	—	—	—	—	—	—	—	20	—	—
Capital goods	58	—	1	—	—	—	—	—	—	59	—	1
Consumer—cyclical	147	—	1	—	—	—	(1)	—	(8)	139	—	1
Transportation	67	—	1	—	—	—	(1)	—	—	67	—	1
Other	200	—	—	—	—	—	(2)	—	—	198	—	1

Total U.S. corporate	2,150	—	55	63	—	—	(16)	22	(72)	2,202	—	50

Non-U.S. corporate:
Utilities	375	—	5	—	—	—	(8)	—	(24)	348	—	4
Energy	243	—	10	—	—	—	(22)	—	(79)	152	—	5
Finance and insurance	290	—	17	—	(2)	—	(52)	—	(51)	202	1	5
Consumer—non-cyclical	66	—	—	8	—	—	—	—	—	74	—	—
Technology and communications	28	—	—	—	—	—	—	—	—	28	—	—
Industrial	93	—	1	—	—	—	—	—	—	94	—	1
Capital goods	175	—	1	5	—	—	—	—	—	181	—	2
Consumer—cyclical	144	—	2	1	—	—	—	—	—	147	—	2
Transportation	82	—	1	—	—	—	—	—	—	83	—	2
Other	80	—	1	—	—	—	(13)	—	(15)	53	—	1

Total non-U.S. corporate	1,576	—	38	14	(2)	—	(95)	—	(169)	1,362	1	22

Residential mortgage-backed	13	—	1	—	—	—	(1)	—	—	13	—	—
Commercial mortgage-backed	19	—	—	1	—	—	—	—	—	20	—	1
Other asset-backed	96	—	1	—	—	—	(5)	—	(4)	88	—	1

Total fixed maturity securities	3,922	1	101	78	(2)	—	(117)	22	(245)	3,760	2	80

Equity securities	43	—	—	—	—	—	(5)	—	—	38	—	—
Limited partnerships	25	1	—	—	—	—	—	—	—	26	1	—
Other invested assets:
Derivative assets:
Equity index options	53	6	—	5	—	—	(17)	—	—	47	2	—

Total derivative assets	53	6	—	5	—	—	(17)	—	—	47	2	—

Total other invested assets	53	6	—	5	—	—	(17)	—	—	47	2	—

Reinsurance recoverable (2)	18	(1)	—	—	—	1	—	—	—	18	(1)	—

Total Level 3 assets	$4,061	$7	$101	$83	$(2)	$1	$(139)	$22	$(245)	$3,889	$4	$80

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2022	Total realized and unrealized gains (losses)								Ending balance as of June 30, 2022	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$82	$2	$(21)	$—	$—	$—	$—	$—	$—	$63	$2	$(21)
Non-U.S. government	2	—	—	2	(1)	—	—	—	—	3	—	—
U.S. corporate:
Utilities	950	—	(165)	35	—	—	(1)	2	(11)	810	—	(165)
Energy	76	—	(15)	—	—	—	(7)	68	—	122	—	(15)
Finance and insurance	685	—	(123)	151	—	—	(3)	—	(56)	654	—	(116)
Consumer—non-cyclical	104	—	(11)	—	—	—	(7)	—	—	86	—	(11)
Technology and communications	29	—	(4)	—	—	—	—	—	—	25	—	(4)
Industrial	37	—	(4)	—	—	—	—	—	—	33	—	(4)
Capital goods	45	—	(7)	—	—	—	—	—	—	38	—	(6)
Consumer—cyclical	137	—	(15)	—	—	—	(3)	—	—	119	—	(15)
Transportation	64	—	(6)	5	—	—	(3)	—	(4)	56	—	(6)
Other	254	—	(23)	—	—	—	(7)	—	(17)	207	—	(22)

Total U.S. corporate	2,381	—	(373)	191	—	—	(31)	70	(88)	2,150	—	(364)

Non-U.S. corporate:
Utilities	345	—	(46)	10	—	—	—	—	—	309	—	(45)
Energy	145	—	(14)	3	—	—	(1)	—	—	133	—	(15)
Finance and insurance	160	2	(30)	—	—	—	—	—	—	132	2	(30)
Consumer—non-cyclical	63	—	(7)	—	—	—	—	11	—	67	—	(7)
Technology and communications	28	—	(2)	—	—	—	—	—	—	26	—	(2)
Industrial	93	—	(10)	—	—	—	—	—	(14)	69	—	(9)
Capital goods	173	—	(15)	—	(10)	—	(33)	—	—	115	—	(15)
Consumer—cyclical	76	—	(14)	—	—	—	—	17	—	79	—	(14)
Transportation	53	—	(3)	—	—	—	(29)	—	—	21	—	(3)
Other	26	—	(4)	—	—	—	—	—	—	22	—	(3)

Total non-U.S. corporate	1,162	2	(145)	13	(10)	—	(63)	28	(14)	973	2	(143)

Residential mortgage-backed	27	—	(3)	13	—	—	(2)	4	(9)	30	—	(2)
Commercial mortgage-backed	16	—	(2)	—	—	—	—	—	—	14	—	(3)
Other asset-backed	138	—	(12)	46	(6)	—	(3)	—	(34)	129	—	(10)

Total fixed maturity securities	3,808	4	(556)	265	(17)	—	(99)	102	(145)	3,362	4	(543)

Equity securities	37	—	—	—	(1)	—	—	—	(1)	35	—	—
Limited partnerships	26	(3)	—	—	—	—	—	—	—	23	(3)	—
Other invested assets:
Derivative assets:
Equity index options	42	(7)	—	8	—	—	(13)	—	—	30	2	—

Total derivative assets	42	(7)	—	8	—	—	(13)	—	—	30	2	—

Total other invested assets	42	(7)	—	8	—	—	(13)	—	—	30	2	—

Reinsurance recoverable (2)	19	—	—	—	—	—	—	—	—	19	—	—

Total Level 3 assets	$3,932	$(6)	$(556)	$273	$(18)	$—	$(112)	$102	$(146)	$3,469	$3	$(543)

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

4
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2021	Total realized and unrealized gains (losses)								Ending balance as of June 30, 2021	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$66	$2	$7	$—	$—	$—	$—	$—	$—	$75	$2	$7
U.S. corporate:
Utilities	842	—	(7)	16	—	—	(14)	19	(14)	842	—	(6)
Energy	128	—	4	—	—	—	(3)	—	(52)	77	—	—
Finance and insurance	607	—	(5)	73	—	—	(25)	17	(6)	661	—	(5)
Consumer—non-cyclical	109	—	(1)	—	—	—	(2)	3	—	109	—	(2)
Technology and communications	47	—	—	12	—	—	—	4	(33)	30	—	(1)
Industrial	40	—	—	—	—	—	(20)	—	—	20	—	—
Capital goods	60	—	(1)	—	—	—	—	—	—	59	—	(1)
Consumer—cyclical	150	—	(1)	—	—	—	(2)	—	(8)	139	—	(1)
Transportation	70	—	—	—	—	—	(3)	—	—	67	—	—
Other	219	—	(2)	—	—	—	(5)	6	(20)	198	—	—

Total U.S. corporate	2,272	—	(13)	101	—	—	(74)	49	(133)	2,202	—	(16)

Non-U.S. corporate:
Utilities	352	—	(2)	30	—	—	(8)	—	(24)	348	—	(3)
Energy	245	—	8	—	—	—	(22)	—	(79)	152	—	3
Finance and insurance	305	1	1	—	(2)	—	(52)	—	(51)	202	2	(11)
Consumer—non-cyclical	67	—	(1)	8	—	—	—	—	—	74	—	(1)
Technology and communications	28	—	—	—	—	—	—	—	—	28	—	—
Industrial	95	—	(1)	—	—	—	—	—	—	94	—	(1)
Capital goods	178	—	(2)	5	—	—	—	—	—	181	—	(1)
Consumer—cyclical	146	—	—	17	—	—	—	—	(16)	147	—	—
Transportation	109	—	—	—	—	—	(19)	—	(7)	83	—	1
Other	83	—	(1)	—	—	—	(14)	—	(15)	53	—	(1)

Total non-U.S. corporate	1,608	1	2	60	(2)	—	(115)	—	(192)	1,362	2	(14)

Residential mortgage-backed	14	—	—	—	—	—	(1)	—	—	13	—	—
Commercial mortgage-backed	20	—	(1)	1	—	—	—	—	—	20	—	(1)
Other asset-backed	109	—	1	3	—	—	(9)	2	(18)	88	—	1

Total fixed maturity securities	4,089	3	(4)	165	(2)	—	(199)	51	(343)	3,760	4	(23)

Equity securities	51	—	—	—	(8)	—	(5)	—	—	38	—	—
Limited partnerships	17	1	—	8	—	—	—	—	—	26	1	—
Other invested assets:
Derivative assets:
Equity index options	63	9	—	10	—	—	(35)	—	—	47	4	—

Total derivative assets	63	9	—	10	—	—	(35)	—	—	47	4	—

Total other invested assets	63	9	—	10	—	—	(35)	—	—	47	4	—

Reinsurance recoverable (2)	26	(9)	—	—	—	1	—	—	—	18	(9)	—

Total Level 3 assets	$4,246	$4	$(4)	$183	$(10)	$1	$(239)	$51	$(343)	$3,889	$—	$(23)

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2022	2021	2022	2021
Total realized and unrealized gains (losses) included in net income:
Net investment income	$2	$1	$4	$3
Net investment gains (losses)	(2)	6	(10)	1

Total	$—	$7	$(6)	$4

Total gains (losses) included in net income attributable to assets still held:
Net investment income	$2	$2	$4	$4
Net investment gains (losses)	(5)	2	(1)	(4)

Total	$(3)	$4	$3	$—

The amount presented for realized and unrealized gains (losses) included in net income for fixed maturity securities primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

4
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2022:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average (1)

Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$781	Credit spreads	57bps - 316bps	175bps
Energy	Internal models	46	Credit spreads	166bps - 306bps	229bps
Finance and insurance	Internal models	649	Credit spreads	75bps - 322bps	218bps
Consumer— non-cyclical	Internal models	86	Credit spreads	72bps - 306bps	171bps
Technology and communications	Internal models	25	Credit spreads	128bps - 184bps	163bps
Industrial	Internal models	33	Credit spreads	159bps - 308bps	227bps
Capital goods	Internal models	38	Credit spreads	97bps - 263bps	185bps
Consumer—cyclical	Internal models	119	Credit spreads	107bps - 244bps	180bps
Transportation	Internal models	47	Credit spreads	41bps - 210bps	143bps
Other	Internal models	149	Credit spreads	116bps - 219bps	140bps

Total U.S. corporate	Internal models	$1,973	Credit spreads	41bps - 322bps	188bps

Non-U.S. corporate:
Utilities	Internal models	$309	Credit spreads	87bps - 290bps	167bps
Energy	Internal models	124	Credit spreads	123bps - 263bps	191bps
Finance and insurance	Internal models	131	Credit spreads	122bps - 216bps	172bps
Consumer— non-cyclical	Internal models	66	Credit spreads	72bps - 248bps	161bps
Technology and communications	Internal models	26	Credit spreads	123bps - 207bps	164bps
Industrial	Internal models	69	Credit spreads	97bps - 225bps	153bps
Capital goods	Internal models	115	Credit spreads	72bps - 306bps	200bps
Consumer—cyclical	Internal models	52	Credit spreads	159bps - 260bps	198bps
Transportation	Internal models	20	Credit spreads	185bps - 219bps	189bps
Other	Internal models	22	Credit spreads	86bps - 161bps	135bps

Total non-U.S. corporate	Internal models	$934	Credit spreads	72bps - 306bps	175bps

Derivative assets:
Equity index options	Discounted cash flows	$30	Equity index volatility	6% - 35%	19%

(1)	Unobservable inputs weighted by the relative fair value of the associated instrument for fixed maturity securities and by notional for derivative assets.
Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

4
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2022
(Amounts in millions)	Total	Level 1	Level 2	Level 3

Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$277	$—	$—	$277
Fixed index annuity embedded derivatives	233	—	—	233
Indexed universal life embedded derivatives	16	—	—	16

Total policyholder account balances	526	—	—	526

Derivative liabilities:
Interest rate swaps	342	—	342	—

Total derivative liabilities	342	—	342	—

Total liabilities	$868	$—	$342	$526

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	December 31, 2021
(Amounts in millions)	Total	Level 1	Level 2	Level 3

Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$271	$—	$—	$271
Fixed index annuity embedded derivatives	294	—	—	294
Indexed universal life embedded derivatives	25	—	—	25

Total policyholder account balances	590	—	—	590

Derivative liabilities:
Interest rate swaps	26	—	26	—

Total derivative liabilities	26	—	26	—

Total liabilities	$616	$—	$26	$590

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of April 1, 2022	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2022	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$243	$28	$—	$—	$—	$6	$—	$—	$—	$277	$31	$—
Fixed index annuity embedded derivatives	261	(11)	—	—	—	—	(17)	—	—	233	(11)	—
Indexed universal life embedded derivatives	21	(8)	—	—	—	3	—	—	—	16	(8)	—

Total policyholder account balances	525	9	—	—	—	9	(17)	—	—	526	12	—

Total Level 3 liabilities	$525	$9	$—	$—	$—	$9	$(17)	$—	$—	$526	$12	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of April 1, 2021	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2021	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$272	$(3)	$—	$—	$—	$6	$—	$—	$—	$275	$(4)	$—
Fixed index annuity embedded derivatives	362	14	—	—	—	—	(37)	—	—	339	14	—
Indexed universal life embedded derivatives	23	(3)	—	—	—	4	—	—	—	24	(3)	—

Total policyholder account balances	657	8	—	—	—	10	(37)	—	—	638	7	—

Total Level 3 liabilities	$657	$8	$—	$—	$—	$10	$(37)	$—	$—	$638	$7	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2022	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2022	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$271	$(6)	$—	$—	$—	$12	$—	$—	$—	$277	$1	$—
Fixed index annuity embedded derivatives	294	(23)	—	—	—	—	(37)	—	(1)	233	(23)	—
Indexed universal life embedded derivatives	25	(19)	—	—	—	10	—	—	—	16	(19)	—

Total policyholder account balances	590	(48)	—	—	—	22	(37)	—	(1)	526	(41)	—

Total Level 3 liabilities	$590	$(48)	$—	$—	$—	$22	$(37)	$—	$(1)	$526	$(41)	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of January 1, 2021	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2021	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$379	$(116)	$—	$—	$—	$12	$—	$—	$—	$275	$(111)	$—
Fixed index annuity embedded derivatives	399	18	—	—	—	—	(78)	—	—	339	18	—
Indexed universal life embedded derivatives	26	(13)	—	—	—	11	—	—	—	24	(13)	—

Total policyholder account balances	804	(111)	—	—	—	23	(78)	—	—	638	(106)	—

Total Level 3 liabilities	$804	$(111)	$—	$—	$—	$23	$(78)	$—	$—	$638	$(106)	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

5
0

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2022	2021	2022	2021
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	9	8	(48)	(111)

Total	$9	$8	$(48)	$(111)

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	12	7	(41)	(106)

Total	$12	$7	$(41)	$(106)

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

5
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2022:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average (1)

Policyholder account balances:
			Withdrawal utilization rate	61% - 88%	77%
			Lapse rate	2% - 9%	3%
			Non-performance risk (credit spreads)	36bps -83bps	69bps
GMWB embedded derivatives (2)	Stochastic cash flow model	$277	Equity index volatility	20% - 29%	24%
Fixed index annuity embedded derivatives	Option budget method	$233	Expected future interest credited	— % - 3%	1%
Indexed universal life embedded derivatives	Option budget method	$16	Expected future interest credited	3% - 14%	5%

(1)	Unobservable inputs weighted by the policyholder account balances associated with the instrument.
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

5
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	June 30, 2022
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$7,065	$6,679	$—	$—	$6,679
Bank loan investments		(1)	406	402	—	—	402
Liabilities:
Long-term borrowings		(1)	1,773	1,336	—	1,336	—
Investment contracts		(1)	8,071	8,146	—	—	8,146
Other firm commitments:
Commitments to fund bank loan investments	75		—	—	—	—	—
Ordinary course of business lending commitments	88		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

	December 31, 2021
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,830	$7,224	$—	$—	$7,224
Bank loan investments		(1)	363	370	—	—	370
Liabilities:
Long-term borrowings		(1)	1,899	1,767	—	1,767	—
Investment contracts		(1)	8,657	9,352	—	—	9,352
Other firm commitments:
Commitments to fund bank loan investments	141		—	—	—	—	—
Ordinary course of business lending commitments	125		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
As of June 30, 2022 and December 31, 2021, we also had $27 million and $4 million, respectively, of real estate owned assets included in other invested assets in our condensed consolidated balance sheets, which are initially recorded at fair value less estimated selling costs (the carrying value) and are subsequently valued at the lower of the carrying value or current fair value less estimated selling costs. These properties are recorded at carrying value, which was the fair value as of June 30, 2022 and December 31, 2021. The fair value of the real estate owned assets is classified as Level 2.
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

5
3

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

sold without approval of the general partner. We receive distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years five to ten of the typical contractual life of ten to 12 years.

The following table presents the carrying value of limited partnerships and commitments to fund as of the dates indicated:

	June 30, 2022		December 31, 2021
(Amounts in millions)	Carrying value	Commitments to fund	Carrying value	Commitments to fund

Limited partnerships accounted for at NAV:
Private equity funds (1)	$1,483	$1,080	$1,312	$950
Real estate funds (2)	84	145	67	101
Infrastructure funds (3)	59	11	57	13

Total limited partnerships accounted for at NAV	1,626	1,236	1,436	1,064

Limited partnerships accounted for at fair value	23	1	26	1
Limited partnerships accounted for under equity method of accounting	473	172	437	120
Low-income housing tax credits (4)	1	—	1	—

Total	$2,123	$1,409	$1,900	$1,185

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

5
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) Deferred Acquisition Costs
The following table presents the activity impacting deferred acquisition costs (“DAC”) for the dates indicated:

	As of or for the six months ended June 30,

(Amounts in millions)	2022	2021
Unamortized beginning balance	$2,438	$2,809
Costs deferred	1	3
Amortization, net of interest accretion	(152)	(146)

Unamortized ending balance	2,287	2,666
Accumulated effect of net unrealized investment (gains) losses	27	(1,454)

Ending balance	$2,314	$1,212

We regularly review DAC to determine if it is recoverable from future income. As of and for the six months ended June 30, 2022 and 2021, we recorded DAC impairments of $39 million and $38 million, respectively, in our universal and term universal life insurance products due principally to lower future estimated gross profits. As of June 30, 2022 and 2021, all of our other products had sufficient future income and therefore the related DAC was recoverable.
As of June 30, 2022 and 2021, shadow accounting adjustments increased (decreased) the DAC balance by $27 million and $(1,454) million, respectively, with an offsetting amount recorded in
OCI
. As of June 30, 2021, the majority of the shadow accounting adjustments were recorded in our long-term care insurance business, which reduced its DAC balance to zero. As of June 30, 2021, our long-term care insurance business recorded shadow accounting adjustments of $(1,002) million out of the total shadow accounting adjustments recorded of $(1,454) million. As of June 30, 2022, due to the higher interest rate environment, the shadow accounting adjustments in our long-term care insurance business did not recur. There was no impact to net income related to our shadow accounting adjustments
.

5
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) Liability for Policy and Contract Claims
The following table sets forth changes in our liability for policy and contract claims as of the dates indicated:

	As of or for the six months ended June 30,
(Amounts in millions)	2022	2021
Beginning balance	$11,841	$11,486
Less reinsurance recoverables	(2,388)	(2,431)

Net beginning balance	9,453	9,055

Incurred related to insured events of:
Current year	2,047	1,991
Prior years	(483)	(332)

Total incurred	1,564	1,659

Paid related to insured events of:
Current year	(412)	(477)
Prior years	(1,250)	(1,255)

Total paid	(1,662)	(1,732)

Interest on liability for policy and contract claims	207	202

Net ending balance	9,562	9,184
Add reinsurance recoverables	2,353	2,362

Ending balance	$11,915	$11,546

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
For the six months ended June 30, 2022, the favorable development of $483 million related to insured events of prior years was primarily attributable to our long-term care insurance business largely related to favorable claim terminations mostly attributable to higher mortality, favorable development on prior year incurred but not reported claims and favorable experience on pending claims that did not become an active claim. The coronavirus pandemic
(“COVID-19”)
significantly increased mortality on our most vulnerable claimants and temporarily decreased the number of new claims submitted. As of June 30, 2022 and December 31, 2021, the balance of incremental claim reserves recorded in connection with changes to claims incidence and mortality experience resulting from
COVID-19
was $156 million and $209 million, respectively. For the six months ended June 30, 2022, we reduced our incremental claim reserves associated with insured events of prior years by $53 million as the impacts of
COVID-19
lessened.
The favorable development related to insured events of prior years was also attributable to our Enact segment, predominantly associated with $146 million of favorable reserve adjustments in the first half of 2022, primarily related to
COVID-19
delinquencies in 2020 curing at levels above original reserve expectations.

5
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Borrowings

(a) Short-Term Borrowings
Enact Holdings’ Revolving Credit Facility
On June 30, 2022, Enact Holdings entered into a credit agreement with a syndicate of lenders that provides for a five-year unsecured revolving credit facility in the initial aggregate principal amount of $200 million, including the ability for Enact Holdings to increase the commitments under the credit facility on an uncommitted basis, by an additional aggregate principal amount of up to $100 million. Any borrowings under Enact Holdings’ credit facility will bear interest at a per annum rate equal to a floating rate tied to a standard short-term borrowing index selected at Enact Holdings’ option, plus an applicable margin, pursuant to the terms of the credit agreement. The applicable margin is based on Enact Holdings’ ratings established by certain debt rating agencies for its outstanding debt. Enact Holdings’ credit facility includes customary representations, warranties, covenants, terms and conditions. As of June 30, 2022, Enact Holdings was in compliance with all covenants and the credit facility remained undrawn.
(b) Long-Term Borrowings
The following table sets forth total long-term borrowings as of the dates indicated:

(Amounts in millions)	June 30, 2022	December 31, 2021
Genworth Holdings (1)
4.80% Senior Notes, due 2024	$152	$282
6.50% Senior Notes, due 2034	298	298
Floating Rate Junior Subordinated Notes, due 2066	598	598

Subtotal	1,048	1,178
Bond consent fees	(11)	(12)
Deferred borrowing charges	(6)	(7)

Total Genworth Holdings	1,031	1,159

Enact Holdings
6.50% Senior Notes, due 2025 (2)	750	750
Deferred borrowing charges	(8)	(10)

Total Enact Holdings	742	740

Total	$1,773	$1,899

(1)
Genworth Holdings has the option to redeem all or a portion of the senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

(2)
Senior notes issued by Enact Holdings, who has the option to redeem the notes in whole or in part at any time prior to February 15, 2025, by paying a make-whole premium plus accrued and unpaid interest.

In the first and second quarters of 2022, Genworth Holdings repurchased $82 million and $48 million principal amount, respectively, of its 4.80% senior notes due in 2024 for a pre-tax
loss of $3 million and $1

million, respectively, and paid accrued interest thereon.

5
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) Income Taxes
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase in rate resulting from:
Tax on income from terminated swaps	2.9	2.1	2.9	2.9
Other, net	1.0	0.3	0.7	0.3

Effective rate	24.9%	23.4%	24.6%	24.2%

The effective tax rate for the three and six months ended June 30, 2022 and 2021 was above the statutory U.S. federal income tax rate of 21%
largely due to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of
 35%
as they are amortized into net investment income.
The increase in the effective tax rate for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily attributable to higher tax expense on forward starting swap gains in relation to pre-tax income in the current year.
Our ability to realize our deferred tax assets is largely dependent upon generating sufficient taxable income and capital gains in future years. As of June 30, 2022 and December 31, 2021, our ta
x
 valuation allowance
was
 $434 million and $382
million, respectively. Given the change in our unrealized gains (losses) on our fixed maturity securities in the current year due to rising interest rates and the corresponding reduction in the amount of unrealized capital gains expected to be available in the future to offset our capital loss carryforwards and other capital deferred tax assets
,
we recorded an additional valuation allowance
of
 $50
million in the second quarter of 2022 through OCI related to capital deferred tax assets.
(11) Segment Information
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

5
8

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
During the three and six months ended June 30, 2022, we repurchased $48 million and $130 million principal amount of Genworth Holdings’ senior notes due in February 2024, respectively, for a pre-tax
loss of $1 million and $4 million, respectively. During the six months ended June 30, 2021, we repurchased $146 million principal amount of Genworth Holdings’ senior notes due in September 2021 for a pre-tax
loss of

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$4 million. These transactions were excluded from adjusted operating income as they relate to losses on the early extinguishment of debt.
We recorded a
pre-tax
expense of $1 million and $5 million for the three months ended June 30, 2022 and 2021, respectively, and $1 million and $26 million for the six months ended June 30, 2022 and 2021, respectively, related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2022	2021	2022	2021
Revenues:
Enact segment	$273	$276	$543	$564
U.S. Life Insurance segment:
Long-term care insurance	1,119	1,226	2,228	2,366
Life insurance	310	329	649	677
Fixed annuities	92	122	208	254

U.S. Life Insurance segment	1,521	1,677	3,085	3,297

Runoff segment	70	88	136	164

Corporate and Other activities	17	—	9	1

Total revenues	$1,881	$2,041	$3,773	$4,026

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,

(Amounts in millions)	2022	2021	2022	2021
Net income available to Genworth Financial, Inc.’s common stockholders	$181	$240	$330	$427
Add: net income from continuing operations attributable to noncontrolling interests	38	—	68	—
Add: net income from discontinued operations attributable to noncontrolling interests	—	—	—	8

Net income	219	240	398	435
Less: income (loss) from discontinued operations, net of taxes	(1)	(5)	(3)	16

Income from continuing operations	220	245	401	419
Less: net income from continuing operations attributable to noncontrolling interests	38	—	68	—

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	182	245	333	419
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(10)	(70)	(38)	(103)
(Gains) losses on early extinguishment of debt	1	—	4	4
Expenses related to restructuring	1	5	1	26
Taxes on adjustments	2	14	7	16

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$176	$194	$307	$362

(1)	For the three and six months ended June 30, 2022, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(2) million.

6
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2022	2021	2022	2021
Adjusted operating income (loss) available to Genworth Financial, Inc.’scommon stockholders:
Enact segment	$167	$135	$302	$261
U.S. Life Insurance segment:
Long-term care insurance	34	98	93	193
Life insurance	(34)	(40)	(113)	(103)
Fixed annuities	21	13	37	43

U.S. Life Insurance segment	21	71	17	133

Runoff segment	2	15	11	27
Corporate and Other activities	(14)	(27)	(23)	(59)

Adjusted operating income available to Genworth Financial, Inc.’scommon stockholders	$176	$194	$307	$362

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	June 30, 2022	December 31, 2021
Assets:
Enact segment	$5,763	$5,850
U.S. Life Insurance segment	73,288	81,210
Runoff segment	8,264	9,460
Corporate and Other activities	1,753	2,651

Total assets	$89,068	$99,171

(12) Commitments and Contingencies
(a) Litigation and Regulatory Matters
We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, product administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance subsidiaries, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of the Real Estate Settlement and Procedures Act of 1974 or related state anti-inducement laws, and mortgage insurance policy rescissions and curtailments, and breaching fiduciary or other duties to customers, including but not limited to breach of customer information. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may remain unknown for

6
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships, including claims under the Employee Retirement Income Security Act of 1974, post-closing obligations associated with previous dispositions and securities lawsuits. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations.
In October 2016, Genworth Financial, certain members of its executive management team, including its former and present chief executive officer, and current and former members of its board of directors were named as defendants in a shareholder derivative suit filed by Esther Chopp in the Court of Chancery of the State of Delaware. The case is captioned
Chopp v. McInerney, et al
. The complaint alleges that Genworth’s board of directors wrongfully refused plaintiff’s demand to commence litigation on behalf of Genworth and asserts claims for breaches of fiduciary duties, waste, contribution and indemnification, and unjust enrichment concerning Genworth’s long-term care insurance reserves and concerning Genworth’s former Australian mortgage insurance business, including our plans for an IPO of the business, and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the Court may deem proper. We filed a motion to dismiss on November 14, 2016. The action was stayed pending the outcome of the proposed China Oceanwide transaction. On April 6, 2021, Genworth Financial terminated the proposed China Oceanwide transaction, thereby lifting the stay. On July 22, 2022, a stipulation dismissing the case without prejudice was filed with the Court and on July 25, 2022 the Court granted the dismissal.
In September 2018, Genworth Life and Annuity Insurance Company (“GLAIC”), our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
TVPX ARX INC., as Securities Intermediary for Consolidated Wealth Management, LTD. on behalf of itself and all others similarly situated v. Genworth Life and Annuity Insurance Company
. Plaintiff alleges unlawful and excessive cost of insurance charges were imposed on policyholders. The complaint asserts claims for breach of contract, alleging that Genworth improperly considered non-mortality factors when calculating cost of insurance rates and failed to decrease cost of insurance charges in light of improved expectations of future mortality, and seeks unspecified compensatory damages, costs, and equitable relief. On October 29, 2018, we filed a motion to enjoin the case in the Middle District of Georgia, and a motion to dismiss and motion to stay in the Eastern District of Virginia. We moved to enjoin the prosecution of the Eastern District of Virginia action on the basis that it involves claims released in a prior nationwide class action settlement (the “McBride settlement”) that was approved by the Middle District of Georgia. Plaintiff filed an amended complaint on November 13, 2018. On December 6, 2018, we moved the Middle District of Georgia for leave to file our counterclaim, which alleges that plaintiff breached the covenant not to sue contained in the prior settlement agreement by filing its current action. On March 15, 2019, the Middle District of Georgia granted our motion to enjoin and denied our motion for leave to file our counterclaim. As such, plaintiff is enjoined from pursuing its class action in the Eastern District of Virginia. On March 29, 2019, plaintiff filed a notice of appeal in the Middle District of Georgia, notifying the Court of its appeal to the United States Court of Appeals for the Eleventh Circuit from the order granting our motion to enjoin. On March 29, 2019, we filed our notice of cross-appeal in the Middle District of Georgia, notifying the Court of our cross-appeal to the Eleventh Circuit from the portion of the order denying our motion for leave to file our counterclaim. On April 8, 2019, the Eastern District of Virginia dismissed the case without prejudice, with leave for plaintiff to refile an amended

6
3

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

complaint only if a final appellate Court decision vacates the injunction and reverses the Middle District of Georgia’s opinion. On May 21, 2019, plaintiff filed its appeal and memorandum in support in the Eleventh Circuit. We filed our response to plaintiff’s appeal memorandum on July 3, 2019. The Eleventh Circuit Court of Appeals heard oral argument on plaintiff’s appeal and our cross-appeal on April 21, 2020. On May 26, 2020, the Eleventh Circuit Court of Appeals vacated the Middle District of Georgia’s order enjoining Plaintiff’s class action and remanded the case back to the Middle District of Georgia for further factual development as to whether Genworth has altered how it calculates or charges cost of insurance since the McBride settlement. The Eleventh Circuit Court of Appeals did not reach a decision on Genworth’s counterclaim. On June 30, 2021, we filed in the Middle District of Georgia our renewed motion to enforce the class action settlement and release, and renewed our motion for leave to file a counterclaim. The briefing on both motions concluded in October 2021. On March 24, 2022, the Court denied our motions. On April 11, 2022, we filed an appeal of the Court’s denial to the United States Court of Appeals for the Eleventh Circuit. On June 22, 2022, we filed our opening brief in support of the appeal. We intend to continue to vigorously defend this action.
In September 2018, Genworth Financial, Genworth Holdings, Genworth North America Corporation, Genworth Financial International Holdings, LLC (“GFIH”) and Genworth Life Insurance Company (“GLIC”) were named as defendants in a putative class action lawsuit pending in the Court of Chancery of the State of Delaware captioned
Richard F. Burkhart, William E. Kelly, Richard S. Lavery, Thomas R. Pratt, Gerald Green, individually and on behalf of all other persons similarly situated v. Genworth et al
. Plaintiffs allege that GLIC paid dividends to its parent and engaged in certain reinsurance transactions causing it to maintain inadequate capital capable of meeting its obligations to GLIC policyholders and agents. The complaint alleges causes of action for intentional fraudulent transfer and constructive fraudulent transfer, and seeks injunctive relief. We moved to dismiss this action in December 2018. On January 29, 2019, plaintiffs exercised their right to amend their complaint. On March 12, 2019, we moved to dismiss plaintiffs’ amended complaint. On April 26, 2019, plaintiffs filed a memorandum in opposition to our motion to dismiss, which we replied to on June 14, 2019. On August 7, 2019, plaintiffs filed a motion seeking to prevent proceeds that GFIH expected to receive from the then planned sale of its shares in Genworth MI Canada Inc. (“Genworth Canada”) from being transferred out of GFIH. On September 11, 2019, plaintiffs filed a renewed motion seeking the same relief as their August 7, 2019 motion with an exception that allowed GFIH to transfer $450 million of expected proceeds from the sale of Genworth Canada through a dividend to Genworth Holdings to allow the pay-off
of a senior secured term loan facility dated March 7, 2018 among Genworth Holdings as the borrower, GFIH as the limited guarantor and the lending parties thereto. Oral arguments on our motion to dismiss and plaintiffs’ motion occurred on October 21, 2019, and plaintiffs’ motion was denied. On January 31, 2020, the Court granted in part our motion to dismiss, dismissing claims relating to $395 million in dividends GLIC paid to its parent from 2012 to 2014 (out of the $410 million in total dividends subject to plaintiffs’ claims). The Court denied the balance of the motion to dismiss leaving a claim relating to $15 million in dividends and unquantified claims relating to the 2016 termination of a reinsurance transaction. On March 27, 2020, we filed our answer to plaintiffs’ amended complaint. On May 26, 2021, the plaintiffs filed a second amended and supplemental class action complaint adding additional factual allegations and three new causes of action. On July 26, 2021, we moved to dismiss the three new causes of action and answered the balance of the second amended and supplemental class action complaint. Plaintiffs filed an opposition to our motion to dismiss on September 30, 2021. The Court heard oral arguments on the motion on December 7, 2021 and ordered each party to file supplemental submissions, which were filed on January 28, 2022. On
 May 10, 2022, the Court granted our motion to dismiss the three new causes of action. On January 27, 2022, plaintiffs filed a motion for a preliminary injunction seeking to enjoin GFIH from transferring any assets to any affiliate, including paying any dividends to Genworth Holdings and to enjoin Genworth Holdings and Genworth Financial from transferring or distributing any value to Genworth Financial’s shareholders. On June 2, 2022, plaintiffs withdrew their motion for a preliminary injunction. We intend to continue to vigorously defend this action.

6
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Court preliminarily approved the settlement and set October 17, 2022 for the final hearing.
We accrued $25 million for this litigation as of March 31, 2022. In the second quarter of 2022, we paid the accrued balance in full, and accordingly, have no remaining amounts outstanding related to the agreement in principle.

If the settlement is not finally approved, we intend to continue to vigorously defend this action.
In January 2021, GLIC and Genworth Life Insurance Company of New York (“GLICNY”) were named as defendants in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
Judy Halcom, Hugh Penson, Harold Cherry, and Richard Landino, individually, and on behalf of all others similarly situated v. Genworth Life Insurance Company and Genworth Life Insurance Company of New York
. Plaintiffs seek to represent long-term care insurance policyholders, alleging that the defendants made misleading and inadequate disclosures regarding premium increases for long-term care insurance policies. The complaint asserts claims for breach of contract, conversion, and declaratory and injunctive relief, and seeks damages in excess of $5 million. The trial was
scheduled to commence on June 1, 2022. On June 18, 2021, following two days of mediation, the parties reached an agreement in principle to settle this matter on a nationwide basis and signed the settlement agreement on August 23, 2021. On August 31, 2021, the Court preliminarily approved the settlement. The final approval hearing occurred on February 9, 2022, and on June

29, 2022, the Court issued its final approval of the settlement, which became final on July 29, 2022, when the appeals period expired and no appeal was filed. We expect to begin implementation of this settlement in the third quarter of 2022, but given the 90-day policyholder election window, we anticipate financial impacts will not begin until the fourth quarter of 2022. Moreover, because the election mailings occur on the policyholder’s anniversary date, the majority of the impacts are expected to be in 2023. Based on the Court’s final approval of the settlement, we anticipate a net positive benefit to earnings from the settlement of this case.
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
On August 11, 2021, GLIC and GLICNY received a request for pre-suit mediation related to a potential class action lawsuit that may be brought by five long-term care insurance policyholders, seeking to represent a

6
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

nationwide class alleging that the defendants made misleading and inadequate disclosures regarding premium increases for long-term care insurance policies. The draft complaint asserts claims for breach of contract, conversion, and declaratory and injunctive relief, and seeks damages in excess of $
5
 million. Genworth participated in
pre-suit
mediation in
November 2021
and
January 2022
. On January
15
,
2022
, the parties reached an agreement in principle to settle the dispute on a nationwide basis, subject to the negotiation and execution of a final settlement agreement, and Court approval thereof. On January
28
,
2022
, the complaint was filed in the United States District Court for the Eastern District of Virginia captioned
Fred Haney, Marsha Merrill, Sylvia Swanson, and Alan Wooten, individually, and on behalf of all others similarly situated v. Genworth Life Insurance Company and Genworth Life Insurance Company of New York
. The parties executed a settlement agreement consistent with the agreement in principle signed on January
15
,
2022
. On May
2
,
2022
, the Court preliminarily approved the settlement. The final approval hearing is scheduled for November
17
,
2022
.
If the Court approves the settlement,
we would expect an overall net favorable impact on our results of operations. If the Court does not approve the final settlement, we intend to continue to vigorously defend this action.
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
(b) Commitments
As of June 30, 2022, we were committed to fund $1,409 million in limited partnership investments, $64 million in U.S. commercial mortgage loan investments and $24 million in private placement investments. As of June 30, 2022, we were also committed to fund $75 million of bank loan investments which had not yet been drawn.

6
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2022	$850	$1,789	$(29)	$2,610
OCI before reclassifications	(2,436)	(307)	(7)	(2,750)
Amounts reclassified from (to) OCI	4	(37)	—	(33)

Current period OCI	(2,432)	(344)	(7)	(2,783)

Balances as of June 30, 2022 before noncontrolling interests	(1,582)	1,445	(36)	(173)

Less: change in OCI attributable to noncontrolling interests	(28)	—	—	(28)

Balances as of June 30, 2022	$(1,554)	$1,445	$(36)	$(145)

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2021	$1,919	$1,792	$(36)	$3,675
OCI before reclassifications	(54)	245	2	193
Amounts reclassified from (to) OCI	—	(34)	—	(34)

Current period OCI	(54)	211	2	159

Balances as of June 30, 2021 before noncontrolling interests	1,865	2,003	(34)	3,834

Less: change in OCI attributable to noncontrolling interests	—	—	—	—

Balances as of June 30, 2021	$1,865	$2,003	$(34)	$3,834

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.
6
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total

Balances as of January 1, 2022	$1,860	$2,025	$(24)	$3,861
OCI before reclassifications	(3,493)	(506)	(12)	(4,011)
Amounts reclassified from (to) OCI	10	(74)	—	(64)

Current period OCI	(3,483)	(580)	(12)	(4,075)

Balances as of June 30, 2022 before noncontrolling interests	(1,623)	1,445	(36)	(214)

Less: change in OCI attributable to noncontrolling interests	(69)	—	—	(69)

Balances as of June 30, 2022	$(1,554)	$1,445	$(36)	$(145)

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total

Balances as of January 1, 2021	$2,214	$2,211	$—	$4,425
OCI before reclassifications	(370)	(140)	138	(372)
Amounts reclassified from (to) OCI	(4)	(68)	—	(72)

Current period OCI	(374)	(208)	138	(444)

Balances as of June 30, 2021 before noncontrolling interests	1,840	2,003	138	3,981

Less: change in OCI attributable to noncontrolling interests	(25)	—	172	147

Balances as of June 30, 2021	$1,865	$2,003	$(34)	$3,834

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.
The

foreign currency translation and other adjustments balance in the charts above included $
(4)
million and $
(15)
 million, respectively, net of taxes of $
1
 million and $
4
 million, respectively, related to a net unrecognized postretirement benefit obligation as of June 30, 2022 and 2021. The balance also included taxes of $
2
 million and $
(1)
 million, respectively, related to foreign currency translation adjustments as of June 30, 2022 and 2021.

6
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

(Amounts in millions)	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the consolidated statements of income

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$5	$—	$13	$(5)	Net investment (gains) losses
Income taxes	(1)	—	(3)	1	Provision for income taxes

Total	$4	$—	$10	$(4)

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(57)	$(52)	$(112)	$(104)	Net investment income
Interest rate swaps hedging assets	—	—	(2)	—	Net investment (gains) losses
Interest rate swaps hedging liabilities	1	—	2	—	Interest expense
Foreign currency swaps	—	—	(1)	—	Net investment income
Income taxes	19	18	39	36	Provision for income taxes

Total	$(37)	$(34)	$(74)	$(68)

(1)	Amounts exclude adjustments to DAC, present value of future profits, sales inducements and benefit reserves.

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

A summary of operating results related to Genworth Australia reported as discontinued operations was as follows for the periods indicated:

(Amounts in millions)	Three months ended June 30, 2021	Six months ended June 30, 2021

Revenues:
Premiums	$—	$51
Net investment income	—	4
Net investment gains (losses)	—	(5)

Total revenues	—	50

Benefits and expenses:
Benefits and other changes in policy reserves	—	11
Acquisition and operating expenses, net of deferrals	—	7
Amortization of deferred acquisition costs and intangibles	—	6
Interest expense	—	1

Total benefits and expenses	—	25

Income before income taxes and loss on sale (1)	—	25
Provision for income taxes	—	8

Income before loss on sale	—	17
Loss on sale, net of taxes	—	(3)

Income from discontinued operations, net of taxes	—	14

Less: net income from discontinued operations attributable to noncontrolling interests	—	8

Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$—	$6

(1)	The six months ended June 30, 2021, includes pre-tax income from discontinued operations available to Genworth Financial, Inc.’s common stockholders of $13 million.
In addition, we recorded
after-tax
income (loss) of $(1) million and $11 million for the six months ended June 30, 2022 and 2021, respectively, associated with refinements to our tax matters agreement liability.
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

7
0

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts owed to AXA under the settlement agreement reflected as liabilities related to discontinued operations in our condensed consolidated balance sheets as of the periods presented:

(Amounts in millions)	British Pounds		U.S. Dollar
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Installment payments due to AXA:
June 2022:
Beginning balance	£—	£159	$—	$217
Prepayments (1)	—	(159)	—	(217)

Ending balance	—	—	—	—

September 2022:
Beginning balance	—	187	—	256
Amounts billed as future losses	—	45	—	61
Prepayments (1)	—	(232)	—	(324)
Foreign exchange and other	—	—	—	7

Ending balance	—	—	—	—

Total amounts due under the promissory note	—	—	—	—
Future claims:
Estimated beginning balance	22	79	30	108
Plus: Additional amounts invoiced	2	—	2	—
Change in estimated future claims	—	(10)	—	(14)
Less: Amounts billed and included as mandatory prepayments	—	(45)	—	(61)
Less: Amounts paid	(23)	(2)	(31)	(3)
Foreign exchange and other	—	—	—	—

Estimated future claims	1	22	1	30

Total amounts due to AXA under the settlement agreement	£1	£22	$1	$30

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

We recorded an
after-tax
loss from discontinued operations of $1 million and $4 million for the three months ended June 30, 2022 and 2021, respectively, and $2 million and $5 million for the six months ended June 30, 2022 and 2021, respectively, related to the settlement agreement with AXA. In the event AXA recovers amounts from third parties related to the mis-selling
losses, including from the distributor responsible for the sale of the policies, we have certain rights to share in those recoveries to recoup payments for the underlying mis-selling
losses. As of June 30, 2022, we have not recorded any amounts associated with recoveries from third parties.

7
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition to the future claims still being processed under the settlement agreement, we also have an unrelated liability that is owed to AXA associated with a tax gross up on underwriting losses attributable to a product sold by a distributor in our former lifestyle protection insurance business. As of June 30, 2022 and December 31, 2021, the balance of the liability was $3 million and $4 million, respectively, and is included as liabilities related to discontinued operations in our condensed consolidated balance sheets. For the six months ended June 30, 2021, we recorded an after-tax
loss of $4 million associated with adjustments to an underwriting loss liability previously owed to AXA.

7
3

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
Cautionary note regarding forward-looking statements
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to future reductions of debt, potential dividends or share repurchases, future Enact Holdings, Inc. (“Enact Holdings”) quarterly and special dividends, the cumulative amount of rate action benefits required for our long-term care insurance business to achieve break-even, future financial performance of our businesses, liquidity and future strategic investments, including new products and services designed to assist individuals with navigating and financing long-term care, and potential third-party relationships or business arrangements relating thereto, as well as statements we make regarding the potential impacts of the coronavirus pandemic (“COVID-19”). Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, inflation, business, competitive, market, regulatory and other factors and risks, including but not limited to, the following:

•
we may be unable to successfully execute our strategic plans
: to strengthen our financial position and create long-term shareholder value, including with respect to reducing debt of Genworth Holdings, Inc. (“Genworth Holdings”); maximizing the value of Enact Holdings; achieving economic breakeven on and stabilizing the legacy long-term care insurance in-force block; advancing our long-term care growth initiatives, including launching either unilaterally or with a strategic partner new product and service offerings designed to assist individuals with navigating and financing long-term care; and returning capital to Genworth Financial shareholders, due to numerous risks and constraints, including but not limited to: Enact Holdings’ ability to pay dividends, including as a result of the government-sponsored enterprises’ (“GSEs”) amendments to the private mortgage insurer eligibility requirements (“PMIERs”) in response to COVID-19, as well as additional PMIERs requirements or other restrictions that the GSEs may place on the ability of Enact Holdings to pay dividends; an inability to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, debt issuances, securities offerings or otherwise, in each case as and when required; our strategic priorities change or become more costly or difficult to successfully achieve than currently anticipated or the benefits achieved being less than anticipated; an inability to identify and contract with a strategic partner regarding a new long-term care insurance business; an inability to establish a new long-term care insurance business or product offerings due to commercial and/or regulatory challenges; an inability to reduce costs proportionate with Genworth’s reduced business activity, including as forecasted and in a timely manner; and adverse tax or accounting charges, including new accounting guidance (that is effective for us on January 1, 2023) related to long-duration insurance contracts;

•
risks relating to estimates, assumptions and valuations
including: inadequate reserves and the need to increase reserves (including as a result of any changes we may make in the future to our assumptions, methodologies or otherwise in connection with periodic or other reviews); risks related to the impact of our annual review of assumptions and methodologies related to our long-term care insurance claim reserves and margin reviews, including risks that additional information obtained in the future or other changes to assumptions or methodologies materially affect margins; or other changes to assumptions or methodologies materially affect margins; the inability to accurately estimate the impacts of COVID-19 and other novel diseases; inaccurate models; the need to increase our reserves as a result of deviations from our estimates and actuarial assumptions or other reasons; accelerated amortization of deferred acquisition costs (“DAC”) and present value of future profits (“PVFP”) (including as a result of any future changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews); adverse impact on our financial results as a result of projected profits followed by projected losses (as is currently the case with our long-term care insurance business); changes in valuation of fixed maturity and equity securities; and the benefits Enact Holdings realizes from its future loss mitigation actions or programs may be limited;

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

•
risks relating to economic, market and political conditions
including: downturns and volatility in global economies and equity and credit markets, including as a result of inflation and supply chain disruptions, a potential recession, continued labor shortages and other displacements caused by COVID-19; interest rates and changes in rates could adversely affect our business and profitability; deterioration in economic conditions (including as a result of the Russian invasion of Ukraine) or a decline in home prices or home sales that adversely affect Enact Holdings’ loss experience and/or business levels; political and economic instability or changes in government policies; and fluctuations in international securities markets;

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

•
other general risks
including: the occurrence of natural or man-made disasters, including geopolitical tensions and war (including the Russian invasion of Ukraine), or a public health emergency, including pandemics, climate change or cybersecurity breaches, could materially adversely affect our financial condition and results of operations.

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
Strategic Update
Genworth is focused on five strategic priorities, including: reducing the debt of Genworth Holdings, the issuer of our outstanding public debt, to approximately $1.0 billion over time; maximizing the value of Enact Holdings; achieving economic breakeven on and stabilizing the legacy long-term care insurance in-force block; advancing Genworth’s long-term care growth initiatives; and returning capital to Genworth Financial shareholders. During the second quarter of 2022, we continued to make meaningful progress on our strategic priorities. On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock. Pursuant to the program, in the second quarter of 2022, Genworth Financial repurchased 3,869,494 shares of its common stock at an average price of $3.88 per share for a total cash outlay of $15 million. Genworth Financial also authorized share repurchases through a Rule 10b5-1 trading plan under which 4,034,794 shares of its common stock were repurchased during July 2022 at an average price of $3.72 per share for a total cash outlay of $15 million, leaving approximately $320 million that may yet be purchased under the share repurchase program. This was the first return of capital to Genworth Financial shareholders in over 13 years. We expect the majority of share repurchases to occur following the repayment of Genworth Holdings’ remaining February 2024 debt.
During the second quarter of 2022, Genworth Holdings repurchased $48 million principal amount of its February 2024 debt, leaving $152 million outstanding as of June 30, 2022, and bringing its total outstanding debt to approximately $1,052 million. We plan to retire the remaining outstanding balance of the February 2024 debt in the third quarter of 2022, depending upon economic and business conditions, among other considerations. If we are able to retire the February 2024 debt in 2022, the remaining debt outstanding at Genworth Holdings will be approximately $900 million, below our target of approximately $1.0 billion.
Stabilizing our U.S. life insurance business continues to be one of Genworth’s long-term goals. Our U.S. life insurance business continued to make progress on its multi-year long-term care insurance in-force rate action plan, receiving approvals of approximately $153 million of incremental annual premiums for the six months ended June 30, 2022. In aggregate, we estimate that the cumulative economic benefit of our long-term care insurance multi-year in-force rate action plan through the second quarter of 2022 was approximately $20.7 billion, on a net present value basis, of the total expected amount required of $28.7 billion. We continue to work closely with the National Association of Insurance Commissioners (“NAIC”) and state regulators to demonstrate the broad-based need for actuarially justified rate increases and associated benefit reductions in order to pay future claims.
Financial Strength and Credit Ratings
On July 21, 2022, Moody’s Investors Service, Inc. (“Moody’s) upgraded the credit rating of Genworth Holdings to “Ba2” (Speculative) from “B1” (Speculative) and provided a Stable outlook. The reasons cited for the ratings upgrade include improvement in Genworth Holdings’ liquidity and financial flexibility and leverage, including the expectation that its remaining February 2024 debt will be paid in the third quarter of 2022. The reasons cited also include the expectation of continued dividends from Genworth Financial’s ownership in Enact Holdings. Moody’s also upgraded the financial strength rating of Enact Mortgage Insurance Corporation (“EMICO”) to “Baa1” (Adequate) from “Baa2” (Adequate). The reasons cited for the upgrade include improvements in the overall U.S. mortgage insurance sector and Enact’s overall credit profile, including its market position, profitability, capital adequacy and financial flexibility. The upgrade also reflects Enact’s solid position in the U.S. mortgage insurance market and good client diversification, as well as its consistent PMIERs sufficiency.

On March 11, 2022, S&P Global Ratings (“S&P”) upgraded the credit rating of Genworth Financial and Genworth Holdings to “B+” (Speculative) from “B” (Speculative) and maintained a Positive outlook. The ratings upgrade was mostly due to the reduction in Genworth Holdings’ debt and other obligations over the past 12 months, resulting in the Company’s improved financial flexibility and lower liquidity risk. In addition, S&P affirmed its “BBB” (Good) financial strength rating of EMICO and maintained a Positive outlook.
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

•
Interest expense.
Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or Enact Holdings, and interest expense related to the Tax Matters Agreement previously owed to General Electric Company (“GE”) and certain reinsurance arrangements being accounted for as deposits.

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
We allocate corporate expenses to each of our operating segments using various methodologies.

Consolidated Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$927	$947	$(20)	(2)%
Net investment income	787	844	(57)	(7)%
Net investment gains (losses)	8	70	(62)	(89)%
Policy fees and other income	159	180	(21)	(12)%

Total revenues	1,881	2,041	(160)	(8)%

Benefits and expenses:
Benefits and other changes in policy reserves	764	1,161	(397)	(34)%
Interest credited	125	127	(2)	(2)%
Acquisition and operating expenses, net of deferrals	589	304	285	94%
Amortization of deferred acquisition costs and intangibles	84	86	(2)	(2)%
Interest expense	26	43	(17)	(40)%

Total benefits and expenses	1,588	1,721	(133)	(8)%

Income from continuing operations before income taxes	293	320	(27)	(8)%
Provision for income taxes	73	75	(2)	(3)%

Income from continuing operations	220	245	(25)	(10)%
Loss from discontinued operations, net of taxes	(1)	(5)	4	80%

Net income	219	240	(21)	(9)%
Less: net income from continuing operations attributable to noncontrolling interests	38	—	38	NM (1)
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—%

Net income available to Genworth Financial, Inc.’s common stockholders	$181	$240	$(59)	(25)%

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$182	$245	$(63)	(26)%
Loss from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(1)	(5)	4	80%

Net income available to Genworth Financial, Inc.’s common stockholders	$181	$240	$(59)	(25)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table sets forth the consolidated results of operations for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$1,858	$1,915	$(57)	(3)%
Net investment income	1,551	1,645	(94)	(6)%
Net investment gains (losses)	36	103	(67)	(65)%
Policy fees and other income	328	363	(35)	(10)%

Total revenues	3,773	4,026	(253)	(6)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,903	2,379	(476)	(20)%
Interest credited	250	258	(8)	(3)%
Acquisition and operating expenses, net of deferrals	860	579	281	49%
Amortization of deferred acquisition costs and intangibles	176	163	13	8%
Interest expense	52	94	(42)	(45)%

Total benefits and expenses	3,241	3,473	(232)	(7)%

Income from continuing operations before income taxes	532	553	(21)	(4)%
Provision for income taxes	131	134	(3)	(2)%

Income from continuing operations	401	419	(18)	(4)%
Income (loss) from discontinued operations, net of taxes	(3)	16	(19)	(119)%

Net income	398	435	(37)	(9)%
Less: net income from continuing operations attributable to noncontrolling interests	68	—	68	NM (1)
Less: net income from discontinued operations attributable to noncontrolling interests	—	8	(8)	(100)%

Net income available to Genworth Financial, Inc.’s common stockholders	$330	$427	$(97)	(23)%

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$333	$419	$(86)	(21)%
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(3)	8	(11)	(138)%

Net income available to Genworth Financial, Inc.’s common stockholders	$330	$427	$(97)	(23)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
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

The following table presents a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2022	2021	2022	2021
Net income available to Genworth Financial, Inc.’s common stockholders	$181	$240	$330	$427
Add: net income from continuing operations attributable to noncontrolling interests	38	—	68	—
Add: net income from discontinued operations attributable to noncontrolling interests	—	—	—	8

Net income	219	240	398	435
Less: Income (loss) from discontinued operations, net of taxes	(1)	(5)	(3)	16

Income from continuing operations	220	245	401	419
Less: net income from continuing operations attributable to noncontrolling interests	38	—	68	—

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	182	245	333	419
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(10)	(70)	(38)	(103)
(Gains) losses on early extinguishment of debt	1	—	4	4
Expenses related to restructuring	1	5	1	26
Taxes on adjustments	2	14	7	16

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$176	$194	$307	$362

(1)	For the three months and six months ended June 30, 2022, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(2) million.
During the three and six months ended June 30, 2022, we repurchased $48 million and $130 million, respectively, principal amount of Genworth Holdings’ senior notes due in February 2024 for a pre-tax loss of $1 million and $4 million, respectively. During the six months ended June 30, 2021, we repurchased $146 million principal amount of Genworth Holdings’ senior notes due in September 2021 for a pre-tax loss of $4 million. These transactions were excluded from adjusted operating income as they relate to losses on the early extinguishment of debt.
We recorded a pre-tax expense of $1 million for the three and six months ended June 30, 2022 and $5 million and $26 million for the three and six months ended June 30, 2021, respectively, related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

Earnings per share
The following table provides basic and diluted earnings per common share for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.36	$0.48	$(0.12)	(25)%	$0.65	$0.83	$(0.18)	(22)%

Diluted	$0.36	$0.47	$(0.11)	(23)%	$0.65	$0.82	$(0.17)	(21)%

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.36	$0.47	$(0.11)	(23)%	$0.65	$0.84	$(0.19)	(23)%

Diluted	$0.35	$0.47	$(0.12)	(26)%	$0.64	$0.83	$(0.19)	(23)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.35	$0.38	$(0.03)	(8)%	$0.60	$0.71	$(0.11)	(15)%

Diluted	$0.34	$0.38	$(0.04)	(11)%	$0.60	$0.70	$(0.10)	(14)%

Weighted-average common shares outstanding:
Basic	509.0	507.0			508.6	506.5

Diluted	514.2	515.0			515.8	514.4

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based awards.
The following tables present a summary of adjusted operating income (loss) for our segments and Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$167	$135	$32	24%	$302	$261	$41	16%
U.S. Life Insurance segment:
Long-term care insurance	34	98	(64)	(65)%	93	193	(100)	(52)%
Life insurance	(34)	(40)	6	15%	(113)	(103)	(10)	(10)%
Fixed annuities	21	13	8	62%	37	43	(6)	(14)%

U.S. Life Insurance segment	21	71	(50)	(70)%	17	133	(116)	(87)%

Runoff segment	2	15	(13)	(87)%	11	27	(16)	(59)%
Corporate and Other activities	(14)	(27)	13	48%	(23)	(59)	36	61%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$176	$194	$(18)	(9)%	$307	$362	$(55)	(15)%

Executive Summary of Consolidated Financial Results
Below is an executive summary of our condensed consolidated financial results for the periods indicated. Amounts below are net of taxes, unless otherwise indicated. After-tax amounts assume a tax rate of 21%.
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

•	Net income for the three months ended June 30, 2022 and 2021 was $181 million and $240 million, respectively, and adjusted operating income was $176 million and $194 million, respectively.

•	Our Enact segment drove our second quarter of 2022 consolidated financial results, reporting $167 million of adjusted operating income, an increase of 24% compared to the second quarter of 2021.

•
The increase was primarily attributable to lower losses in the current year driven by a favorable reserve adjustment of $76 million primarily related to COVID-19 delinquencies in 2020 curing at levels above original reserve expectations.

•
These improvements were partially offset by the minority initial public offering (“IPO”) of Enact Holdings that closed in September 2021, which reduced Genworth Financial’s ownership percentage to 81.6% and resulted in lower net income of $38 million, and by lower premiums in the current year.

•
Our U.S. Life Insurance segment reported adjusted operating income of $21 million in the second quarter of 2022 driven mostly by favorable long-term care insurance and fixed annuities operating results, which reported adjusted operating income of $34 million and $21 million, respectively, partially offset by an adjusted operating loss of $34 million in our life insurance business.

•	Long-term care insurance:

•
Adjusted operating income decreased $64 million primarily from a $55 million less favorable impact in the current year from in-force rate actions approved and implemented, which included a lower net favorable impact from policyholder benefit reduction elections made as part of a legal settlement, as the implementation of the settlement is substantially complete.

•	The decrease was also attributable to higher severity and frequency of new claims, lower net investment income and lower renewal premiums in the current year.

•	Life insurance:

•
The adjusted operating loss decreased $6 million mainly attributable to lower mortality, partially offset by the runoff of our in-force blocks and higher lapses in our 20-year term life insurance block written in 2002 entering its post-level premium period.

•	Fixed annuities:

•
Adjusted operating income increased $8 million mainly attributable to higher mortality in our single premium immediate annuity products and lower DAC amortization, partially offset by lower net spreads in the current year.

•	Our Runoff segment had adjusted operating income of $2 million and $15 million for the three months ended June 30, 2022 and 2021, respectively.

•
The decrease was predominantly due to unfavorable equity market performance and higher interest rates resulting in a decline in the average account values of our variable annuity products reducing fee income in the current year.

•	These unfavorable developments were partially offset by higher policy loan income in our corporate-owned life insurance products in the current year.

•	Corporate and Other activities had an adjusted operating loss of $14 million and $27 million for the three months ended June 30, 2022 and 2021, respectively.

•	The decrease in the loss was primarily related to lower interest expense in the current year.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

•	Net income for the six months ended June 30, 2022 and 2021 was $330 million and $427 million, respectively, and adjusted operating income was $307 million and $362 million, respectively.

•
Our six months ended June 30, 2022 consolidated financial results were predominantly driven by our Enact segment, which reported $302 million of adjusted operating income, an increase of 16% compared to the six months ended June 30, 2021.

•
The increase was primarily attributable to lower losses driven by favorable reserve adjustments of $115 million in the current year primarily related to COVID-19 delinquencies in 2020 curing at levels above original reserve expectations.

•
These improvements were partially offset by the minority IPO of Enact Holdings that closed in September 2021, which reduced Genworth Financial’s ownership percentage to 81.6% and resulted in lower net income of $68 million, and by lower premiums in the current year.

•
Our U.S. Life Insurance segment reported adjusted operating income of $17 million for the six months ended June 30, 2022 driven mostly by favorable long-term care insurance and fixed annuities operating results, which reported adjusted operating income of $93 million and $37 million, respectively, partially offset by an adjusted operating loss of $113 million in our life insurance business.

•	Long-term care insurance:

•	Adjusted operating income decreased $100 million primarily from higher severity and frequency of new claims, lower renewal premiums, lower net investment income and lower terminations.

•
These unfavorable developments were partially offset by a $6 million higher favorable impact in the current year from in-force rate actions approved and implemented, which included a lower net favorable impact from policyholder benefit reduction elections made as part of a legal settlement, as the implementation of the settlement is substantially complete.

•
To account for the change in experience related to mortality and claim incidence due to COVID-19, we increased claim reserves by $66 million in the prior year. During the first half of 2022, as the impacts of COVID-19 lessened, we reduced claim reserves by $42 million.

•	Life insurance:

•
The adjusted operating loss increased $10 million mainly attributable to a $20 million legal settlement expense, the runoff of our in-force blocks and higher lapses in our 20-year term life insurance block written in 2002 entering its post-level premium period, partially offset by lower mortality in the current year.

•	Fixed annuities:

•
Adjusted operating income decreased $6 million mainly attributable to lower net spreads, partially offset by higher mortality in our single premium immediate annuity products and lower DAC amortization in the current year.

•	Our Runoff segment had adjusted operating income of $11 million and $27 million for the six months ended June 30, 2022 and 2021, respectively.

•
The decrease was predominantly due to unfavorable equity market performance and higher interest rates resulting in a decline in the average account values of our variable annuity products reducing fee income in the current year.

•	These unfavorable developments were partially offset by higher policy loan income in our corporate-owned life insurance products in the current year.

•	Corporate and Other activities had an adjusted operating loss of $23 million and $59 million for the six months ended June 30, 2022 and 2021, respectively.

•	The decrease in the loss was primarily related to lower interest expense in the current year.
Significant Developments and Strategic Highlights
The periods under review include, among others, the following significant developments and steps taken in the execution of our strategic priorities.
Enact

•	Persistency and loss performance:

•	Enact’s primary persistency returned to its historic norms of 80% during the second quarter of 2022 primarily driven by rising interest rates, leading to an increase in primary insurance in-force.

•
Enact recorded favorable reserve adjustments of $146 million during the first half of 2022, including $96 million in the second quarter of 2022, primarily related to COVID-19 delinquencies in 2020 curing at levels above original reserve expectations.

•	PMIERs compliance:

•	Enact’s PMIERs sufficiency ratio was 166% or $2,047 million above the published PMIERs requirements as of June 30, 2022.

•
As of June 30, 2022, Enact had estimated available assets of $5,147 million against $3,100 million net required assets under PMIERs compared to available assets of $5,222 million against $2,961 million net required assets as of March 31, 2022 (PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE restrictions imposed on Enact Holdings).

•
The decrease in the PMIERs sufficiency was driven primarily by EMICO’s distribution to Enact Holdings in the second quarter of 2022, new insurance written and amortization of existing reinsurance transactions, partially offset by lapses, business cash flows and lower delinquencies.

•
As of June 30, 2022 and March 31, 2022, Enact’s PMIERs required assets benefited by $178 million and $272 million, respectively, from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans.

•	Dividends:

•
On April 26, 2022, Enact Holdings’ board of directors approved the initiation of a dividend program under which it intends to pay a quarterly cash dividend, subject to a quarterly review by its board of directors.

•	On May 26, 2022, Enact Holdings paid its first quarterly dividend and Genworth Holdings received $19 million as the majority shareholder.

•
Enact Holdings expects to return approximately $250 million of capital to its shareholders in 2022, which includes quarterly dividend payments. Based on this forecast and Genworth Financial’s ownership of 81.6% of Enact Holdings, we would expect to receive approximately $150 million of additional capital returns, in excess of quarterly dividends, most likely in the fourth quarter of 2022.

•	Liquidity and financial flexibility:

•	On June 30, 2022, Enact Holdings entered into a $200 million unsecured revolving credit facility that remained undrawn as of June 30, 2022.
U.S. Life Insurance

•	Long-term care insurance multi-year in-force rate action plan:

•
We estimate that the cumulative economic benefit of our long-term care insurance multi-year in-force rate action plan through the second quarter of 2022 was approximately $20.7 billion, on a net present value basis, of the total expected amount required of $28.7 billion.

•
We received 71 filing approvals from 22 states during the six months ended June 30, 2022, representing a weighted-average increase of 31% on approximately $487 million in annualized in-force premiums, or approximately $153 million of incremental annual premiums.

•	We also submitted 41 new filings in 11 states during the six months ended June 30, 2022 on approximately $280 million in annualized in-force premiums.

•	Profits followed by losses in our long-term care insurance business:

•	Future projections in our long-term care insurance block, excluding the acquired block, indicate we have projected profits in earlier periods followed by projected losses in later periods.

•
As a result of this pattern of projected profits followed by projected losses, we will ratably accrue additional future policy benefit reserves over the profitable periods, currently expected to be through 2031, by the amounts necessary to offset estimated losses during the periods that follow.

•	As of June 30, 2022 and December 31, 2021, the total amount accrued for profits followed by losses was $1,530 million and $1,274 million, respectively.
Liquidity and Capital Resources

•	Execution of strategic plan to reduce debt maturities:

•	We continue to focus on deleveraging with a goal of reducing debt at Genworth Holdings, the issuer of our outstanding public debt, to approximately $1.0 billion or less over time.

•	As of June 30, 2022, Genworth Holdings had outstanding $1,052 million of long-term debt, with no debt maturities until February 2024.

•
During the first half of 2022, Genworth Holdings repurchased $130 million principal amount of its 4.80% senior notes due in February 2024, leaving a remaining balance outstanding of $152 million as of June 30, 2022. We plan to retire the remaining outstanding balance in the third quarter of 2022, depending upon economic and business conditions, among other considerations.

•	Genworth Financial share repurchase program:

•	On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock.

•	During the second quarter of 2022, Genworth Financial repurchased 3,869,494 shares of its common stock at an average price of $3.88 per share for a total cash outlay of $15 million.

•
Genworth Financial authorized share repurchases through a Rule 10b5-1 trading plan under which 4,034,794 shares of its common stock were repurchased during July 2022 at an average price of $3.72 per share for a total cash outlay of $15 million, leaving approximately $320 million that may yet be purchased under the share repurchase program.

•	Repayment of the majority of AXA S.A.’s (“AXA”) future billings:

•	In connection with the AXA settlement agreement, we agreed to make payments for a significant portion of unprocessed claims to be invoiced by AXA in future periods.

•	During the first half of 2022, Genworth Holdings paid AXA $31 million, which constitutes the majority of the estimated remaining unprocessed claims owed to AXA.
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
Mortgage origination activity continued to decline during the second quarter of 2022 in response to rising mortgage rates that specifically impacted the refinance market, which is likely to remain low as the U.S. Federal Reserve has signaled that it expects to make additional interest rate increases throughout the remainder of 2022. Housing affordability continued its decline nationally as of May 2022 due to increasing interest rates and rising home prices, modestly offset by rising median family income, according to the National Association of Realtors Housing Affordability Index.
The unemployment rate was flat at 3.6% in June 2022 compared to March 2022, following a steady decline from its peak of 14.8% in April 2020, bringing unemployment relatively in line with the pre-pandemic level of 3.5% in February 2020. As of June 30, 2022, the number of unemployed Americans stands at under six million and is approximately 200,000 higher than in February 2020. Among the unemployed, the number of persons on temporary layoff and the number of permanent job losses in June 2022 remained relatively unchanged compared to March 2022, with the number of long term unemployed over 26 weeks stable at approximately one million in June 2022.
For mortgages insured by the federal government (including those purchased by Fannie Mae and Freddie Mac), forbearance allows borrowers impacted by COVID-19 to temporarily suspend mortgage payments up to 18 months subject to certain limits. An initial forbearance period is typically up to six months and can be extended for another six months if requested by the borrower to their mortgage servicer. For GSE loans in a COVID-19 forbearance plan as of February 28, 2021, the maximum forbearance can be up to 18 months. Currently, the GSEs do not have a deadline for requesting an initial forbearance. Even though most foreclosure moratoriums expired at the end of 2021, federal laws and regulations continue to require servicers to discuss loss mitigation options with borrowers before proceeding with foreclosures. These requirements could further extend the foreclosure timeline, which could negatively impact the severity of loss on loans that go to claim.
Although it is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer reported forbearances have generally declined. As of June 30, 2022, approximately 1.7% or 15,702 of Enact’s active primary policies were reported in a forbearance plan, of which approximately 36% were reported as delinquent.
Total delinquencies decreased during the second quarter of 2022 compared to the second quarter of 2021 as a result of cures outpacing new delinquencies. The second quarter 2022 new delinquency rate of 0.8% was in line with Enact’s pre-pandemic levels. Despite continued economic recovery, the full impact of COVID-19 and its adverse economic effects on Enact’s future business results are difficult to predict. Given the maximum length of forbearance plans, the resolution of a delinquency in a plan may not be known for several quarters. Enact continues to monitor regulatory and government actions and the resolution of forbearance delinquencies. While the associated risks have moderated and delinquencies have declined, it is possible that COVID-19 could have a significant adverse impact on Enact’s future results of operations and financial condition.
Private mortgage insurance market penetration and overall market size are affected in part by actions that impact housing or housing finance policy taken by the GSEs and the U.S. government, including but not limited to, the Federal Housing Administration (“FHA”) and the Federal Housing Finance Agency (“FHFA”). In the past, these actions have included announced changes, or potential changes, to underwriting standards, including changes to the GSEs’ automated underwriting systems, FHA pricing, GSE guaranty fees, loan limits and alternative products. On February 25, 2022, the FHFA finalized the rule for the Enterprise Capital Framework, which included technical corrections to its December 17, 2020 rule. Higher GSE capital requirements could lead to increased costs to borrowers of GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could result in a smaller market for private mortgage insurance.
In January 2022, the FHFA introduced new upfront fees charged to borrowers for some high-balance and second home loans sold to Fannie Mae and Freddie Mac, which became effective April 1, 2022. Upfront fees for high-balance loans increased between 0.25% and 0.75%, tiered by loan-to-value ratio. For second home loans, the upfront fees increased between 1.125% and 3.875%, also tiered by loan-to-value ratio. To date, Enact has not experienced a significant impact to its business or results of operations as a result of this new pricing framework.
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
New insurance written of $17.4 billion in the second quarter of 2022 decreased 35% compared to the second quarter of 2021 mostly due to a smaller estimated private mortgage insurance market, which was primarily driven by a decline in refinance originations due to rising mortgage rates in the current year.
Enact’s primary persistency increased to 80% during the second quarter of 2022 compared to 63% during the second quarter of 2021 in line with its historic norms of approximately 80%. The increase in persistency was primarily driven by a decline in the percentage of in-force policies with mortgage rates above current interest rates and offset the decline in new insurance written in the second quarter of 2022, leading to an increase in insurance in-force of $5.7 billion as compared to March 31, 2022. Prior to 2022, low persistency impacted business performance trends during 2021 in several ways, including but not limited to, accelerating the recognition of earned premiums due to single premium policy cancellations, accelerating the amortization of existing reinsurance transactions and shifting the concentration of Enact’s primary insurance in-force to more recent years of policy origination. As of June 30, 2022, Enact’s primary insurance in-force had approximately 4% concentration in 2014 and prior book years. In contrast, Enact’s 2021 and 2022 book years represented 37% and 15%, respectively, of its primary insurance in-force concentration as of June 30, 2022.
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
Net earned premiums decreased in the second quarter of 2022 compared to the second quarter of 2021 primarily from the continued lapse of older higher priced policies and a decrease in single premium policy cancellations, partially offset by insurance in-force growth in the current year. The total number of delinquent loans has declined from the COVID-19 peak in the second quarter of 2020 as borrowers continued to exit forbearance plans and new forbearances declined. During this time and consistent with prior years, servicers continued the practice of remitting premiums during the early stages of default and Enact refunds the post-delinquent premiums to the insured party if the delinquent loan goes to claim. Enact records a liability and a reduction to net earned premiums for the post-delinquent premiums it expects to refund. The post-delinquent premium liability recorded since the beginning of COVID-19 in the second quarter of 2020 through the second quarter of 2022 was not significant to the change in earned premiums for those periods as a result of the high concentration of new delinquencies being subject to a servicer reported forbearance plan and the lower estimated rate at which delinquencies go to claim for these loans.
Enact’s loss ratio for the three months ended June 30, 2022 and 2021 was (26)% and 12%, respectively. The decrease was largely from a favorable reserve adjustment of $96 million during the second quarter of 2022 primarily related to COVID-19 delinquencies from 2020. During the peak of COVID-19, Enact experienced elevated new delinquencies subject to forbearance plans. Those delinquencies have been curing at levels above Enact’s reserve expectations, which led to the release of reserves in the second quarter of 2022.
Enact’s loss reserves continue to be impacted by COVID-19 and remain subject to uncertainty. Borrowers who have experienced a financial hardship including, but not limited to, the loss of income due to the closing of a business or the loss of a job continue to take advantage of available forbearance programs and payment deferral options. Loss reserves recorded on these new delinquencies require a high degree of estimation due to the level of uncertainty regarding whether delinquencies in forbearance will ultimately cure or result in claim payments. The severity of loss on loans that do go to claim may be negatively impacted by the extended forbearance and foreclosure timelines, the associated elevated expenses and the higher loan amount of the recent new delinquencies. These negative influences on loss severity could be mitigated in part by further home price appreciation. For loans insured on or after October 1, 2014, Enact’s mortgage insurance policies limit the number of months of unpaid interest and associated expenses that are included in the mortgage insurance claim amount to a maximum of 36 months.
New primary delinquencies in the second quarter of 2022 increased compared to the second quarter of 2021. New primary delinquencies of 7,847 contributed $35 million of loss expense in the second quarter of 2022. Enact incurred $30 million of losses from 6,862 new primary delinquencies in the second quarter of 2021. In determining the loss expense estimate, considerations were given to forbearance and non-forbearance delinquencies, recent cure and claim experience and the prevailing economic conditions. Approximately 21% of Enact’s primary new delinquencies in the second quarter of 2022 were subject to a forbearance plan as compared to 45% in the second quarter of 2021.
As of June 30, 2022, EMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was approximately 12.6:1, compared with a risk-to-capital ratio of 12.1:1 as of March 31, 2022. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk-in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business or capital support provided.
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
In September 2020, subsequent to the issuance of Enact Holdings’ senior notes due in 2025, the GSEs imposed certain restrictions (the “GSE Restrictions”) with respect to capital on Enact. In May 2021, in connection with their conditional approval of the then potential partial sale of Enact Holdings, the GSEs confirmed the GSE Restrictions will remain in effect until the following collective conditions (“GSE Conditions”) are met: (a) EMICO obtains “BBB+”/“Baa1” (or higher) rating from S&P, Moody’s or Fitch Ratings, Inc. for two consecutive quarters and (b) Genworth achieves certain financial metrics. Prior to the satisfaction of the GSE Conditions, the GSE Restrictions require:

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
Until the GSE Conditions imposed in connection with the GSE Restrictions are met, Enact Holdings’ liquidity must not fall below 13.5% of its outstanding debt. As of June 30, 2022, after taking into account debt service to date, Enact Holdings must maintain holding company cash of approximately $228 million.
Fannie Mae agreed to reconsider the GSE Restrictions if Genworth Financial were to own 50% or less of Enact Holdings at any point prior to their expiration. Our current plans do not include any additional minority sales that would result in Genworth Financial owning less than 80% of Enact Holdings.
As of June 30, 2022, Enact had estimated available assets of $5,147 million against $3,100 million net required assets under PMIERs compared to available assets of $5,222 million against $2,961 million net required assets as of March 31, 2022. The sufficiency ratio as of June 30, 2022 was 166% or $2,047 million above the published PMIERs requirements, compared to 176% or $2,261 million above the published PMIERs requirements as of March 31, 2022. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions imposed on Enact. The decrease in the PMIERs sufficiency in the second quarter of 2022 was driven primarily by EMICO’s distribution paid to Enact Holdings, new insurance written and amortization of existing reinsurance transactions, partially offset by lapses, business cash flows and lower delinquencies. Enact’s PMIERs required assets as of June 30, 2022 and March 31, 2022 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. The application of the 0.30 multiplier to all eligible delinquencies provided $178 million of benefit to Enact’s June 30, 2022 PMIERs required assets compared to $272 million of benefit as of March 31, 2022. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier.
Credit risk transfer transactions provided an aggregate of approximately $1,511 million of PMIERs capital credit as of June 30, 2022. Enact may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time.
On April 26, 2022, Enact Holdings’ board of directors approved the initiation of a dividend program under which it intends to pay a quarterly cash dividend. On May 26, 2022, Enact Holdings paid its first quarterly dividend and Genworth Holdings received $19 million as the majority shareholder. Future dividend payments are subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial, and will be targeted to be paid in the third month of each subsequent quarter. In April 2022, EMICO completed a distribution to Enact Holdings that will support its ability to pay a quarterly dividend. Enact Holdings intends to use these proceeds and future EMICO distributions to fund the quarterly dividend as well as to bolster its financial flexibility and return additional capital to shareholders.
Returning capital to shareholders, balanced with Enact Holdings’ growth and risk management priorities, remains a key commitment for Enact Holdings as it looks to enhance shareholder value through time. Enact Holdings believes the initiation of a quarterly dividend reflects meaningful progress towards that goal and will continue to evaluate its capital allocation options. Enact Holdings’ ultimate view will be shaped by its capital prioritization framework, including: supporting its existing policyholders; growing its mortgage insurance business; funding attractive new business opportunities; and returning capital to shareholders. Enact Holdings’ total return of capital will also be based on its view of the prevailing and prospective macro-economic conditions, regulatory landscape and business performance. Any future dividends or additional returns of capital will include a proportionate distribution to minority shareholders.

Segment results of operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$238	$243	$(5)	(2)%
Net investment income	36	35	1	3%
Net investment gains (losses)	(1)	(2)	1	50%

Total revenues	273	276	(3)	(1)%

Benefits and expenses:
Benefits and other changes in policy reserves	(62)	30	(92)	NM (1)
Acquisition and operating expenses, net of deferrals	58	63	(5)	(8)%
Amortization of deferred acquisition costs and intangibles	3	4	(1)	(25)%
Interest expense	13	12	1	8%

Total benefits and expenses	12	109	(97)	(89)%

Income from continuing operations before income taxes	261	167	94	56%
Provision for income taxes	57	35	22	63%

Income from continuing operations	204	132	72	55%
Less: net income from continuing operations attributable to noncontrolling interests	38	—	38	NM (1)

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	166	132	34	26%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses	1	2	(1)	(50)%
Expenses related to restructuring	—	2	(2)	(100)%
Taxes on adjustments	—	(1)	1	100%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$167	$135	$32	24%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income increased primarily attributable to lower losses driven by a favorable reserve adjustment of $76 million primarily related to COVID-19 delinquencies in 2020 curing at levels above original reserve expectations. The increase was partially offset by the minority IPO of Enact Holdings that closed in September 2021, which reduced Genworth Financial’s ownership percentage to 81.6% and resulted in lower net income of $38 million, and by lower premiums in the current year.
Revenues
Premiums decreased mainly driven by continued lapse of older higher priced policies and lower single premium policy cancellations, partially offset by higher insurance in-force in the current year driven by increased persistency.

Benefits and expenses
Benefits and other changes in policy reserves decreased largely from a favorable reserve adjustment of $96 million primarily related to COVID-19 delinquencies in 2020 curing at levels above original reserve expectations, partially offset by higher new delinquencies in the current year.
Acquisition and operating expenses, net of deferrals, decreased primarily attributable to expenses associated with strategic transaction preparations and restructuring costs in the prior year that did not recur.
Provision for income taxes.
The effective tax rate was 21.5% and 21.2% for the three months ended June 30, 2022 and 2021, respectively, consistent with the U.S. corporate federal income tax rate.
Net income from continuing operations attributable to noncontrolling interests.
The increase relates to the minority IPO of Enact Holdings on September 16, 2021, which reduced Genworth Financial’s ownership percentage to 81.6%.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$472	$495	$(23)	(5)%
Net investment income	71	70	1	1%
Net investment gains (losses)	(1)	(3)	2	67%
Policy fees and other income	1	2	(1)	(50)%

Total revenues	543	564	(21)	(4)%

Benefits and expenses:
Benefits and other changes in policy reserves	(72)	85	(157)	(185)%
Acquisition and operating expenses, net of deferrals	112	120	(8)	(7)%
Amortization of deferred acquisition costs and intangibles	6	8	(2)	(25)%
Interest expense	26	25	1	4%

Total benefits and expenses	72	238	(166)	(70)%

Income from continuing operations before income taxes	471	326	145	44%
Provision for income taxes	102	69	33	48%

Income from continuing operations	369	257	112	44%
Less: net income from continuing operations attributable to noncontrolling interests	68	—	68	NM (1)

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	301	257	44	17%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses	1	3	(2)	(67)%
Expenses related to restructuring	—	2	(2)	(100)%
Taxes on adjustments	—	(1)	1	100%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$302	$261	$41	16%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income increased primarily attributable to lower losses driven by favorable reserve adjustments of $115 million in the current year primarily related to COVID-19 delinquencies in 2020 curing at levels above original reserve expectations. The increase was partially offset by the minority IPO of Enact Holdings that closed in September 2021, which reduced Genworth Financial’s ownership percentage to 81.6% and resulted in lower net income of $68 million, and by lower premiums in the current year.
Revenues
Premiums decreased mainly driven by continued lapse of older higher priced policies and lower single premium policy cancellations, partially offset by higher insurance in-force in the current year driven by increased persistency.
Benefits and expenses
Benefits and other changes in policy reserves decreased largely from favorable reserve adjustments of $146 million in the current year primarily related to COVID-19 delinquencies in 2020 curing at levels above original reserve expectations compared to reserve strengthening of $10 million on pre-COVID-19 delinquencies in the prior year.
Acquisition and operating expenses, net of deferrals, decreased primarily attributable to expenses associated with strategic transaction preparations and restructuring costs in the prior year that did not recur.
Provision for income taxes.
The effective tax rate was 21.5% and 21.2% for the six months ended June 30, 2022 and 2021, respectively, consistent with the U.S. corporate federal income tax rate.
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

The following tables set forth selected operating performance measures regarding Enact as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Primary insurance in-force (1)	$237,563	$217,477	$20,086	9%
Risk in-force:
Primary	$59,911	$54,643	$5,268	10%
Pool	89	123	(34)	(28)%

Total risk in-force	$60,000	$54,766	$5,234	10%

(1)	Primary insurance in-force represents the aggregate unpaid principal balance for loans Enact insures.

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
New insurance written	$17,448	$26,657	$(9,209)	(35)%	$36,271	$51,591	$(15,320)	(30)%
Primary insurance in-force and risk in-force
Primary insurance in-force increased largely from new insurance written. In addition, lower lapses and cancellations in the current year drove higher primary persistency, largely as a result of a decline in refinance originations due to rising interest rates in the current year. Primary persistency was 78% and 59% for the six months ended June 30, 2022 and 2021, respectively. Total risk in-force increased primarily as a result of higher primary insurance in-force.
New insurance written
For the three and six months ended June 30, 2022, new insurance written decreased primarily due to a smaller estimated private mortgage insurance market, which was primarily driven by a decline in refinance originations due to rising interest rates in the current year.
Loss and expense ratios
The following table sets forth the loss and expense ratios for Enact for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Loss ratio	(26)%	12%	(38)%	(15)%	17%	(32)%
Expense ratio	26%	27%	(1)%	25%	26%	(1)%
The loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. The expense ratio is the ratio of general expenses to net earned premiums. In Enact, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.
The loss ratio decreased for the three months ended June 30, 2022 largely from a favorable reserve adjustment of $96 million, partially offset by higher new delinquencies in the current year. The loss ratio decreased for the six months ended June 30, 2022 largely from favorable reserve adjustments of $146 million in the current year compared to reserve strengthening of $10 million in the prior year. The favorable reserve adjustments in the current year were primarily related to COVID-19 delinquencies in 2020 curing at levels above original reserve expectations.
The expense ratio for the three and six months ended June 30, 2022 decreased slightly primarily attributable to expenses associated with strategic transaction preparations and restructuring costs in the prior year that did not recur, partially offset by lower premiums in the current year.
Mortgage insurance loan portfolio
The following table sets forth selected financial information regarding Enact’s loan portfolio as of June 30:

(Amounts in millions)	2022	2021
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$37,636	$33,657
90.01% to 95.00%	99,303	94,307
85.01% to 90.00%	67,866	61,234
85.00% and below	32,758	28,279

Total	$237,563	$217,477

Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$10,647	$9,228
90.01% to 95.00%	28,838	27,308
85.01% to 90.00%	16,517	14,776
85.00% and below	3,909	3,331

Total	$59,911	$54,643

Primary insurance in-force by FICO (1) score at origination:
Over 760	$96,625	$83,602
740-759	37,853	34,402
720-739	33,263	30,964
700-719	28,136	27,032
680-699	21,221	21,469
660-679 (2)	10,822	10,191
640-659	6,154	6,008
620-639	2,725	2,838
<620	764	971

Total	$237,563	$217,477

Primary risk in-force by FICO score at origination:
Over 760	$24,252	$20,908
740-759	9,559	8,628
720-739	8,484	7,879
700-719	7,129	6,848
680-699	5,329	5,385
660-679 (2)	2,728	2,531
640-659	1,547	1,494
620-639	687	720
<620	196	250

Total	$59,911	$54,643

(1)	Fair Isaac Company.
(2)	Loans with unknown FICO scores are included in the 660-679 category.

Delinquent loans
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for Enact’s loan portfolio as of the dates indicated:

	June 30, 2022	December 31, 2021	June 30, 2021
Primary insurance:
Insured loans in-force	946,891	937,350	933,616
Delinquent loans	19,513	24,820	33,568
Percentage of delinquent loans (delinquency rate)	2.06%	2.65%	3.60%
Delinquency rates have decreased primarily from a decline in total delinquencies as the economy continues to recover from COVID-19 and as cures outpaced new delinquencies.
The following tables set forth primary delinquencies, direct primary case reserves and risk in-force by aged missed payment status in Enact’s loan portfolio as of the dates indicated:

	June 30, 2022
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in- force	Reserves as % of risk in-force
Payments in default:
3 payments or less	6,442	$35	$341	10%
4 - 11 payments	6,372	122	368	33%
12 payments or more	6,699	369	382	97%

Total	19,513	$526	$1,091	48%

	December 31, 2021
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in- force	Reserves as % of risk in-force
Payments in default:
3 payments or less	6,586	$35	$340	10%
4 - 11 payments	7,360	111	426	26%
12 payments or more	10,874	460	643	72%

Total	24,820	$606	$1,409	43%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, incurred but not reported (“IBNR”) and reinsurance reserves.
The increase in reserves as a percentage of risk in-force as of June 30, 2022 was primarily driven by the decrease in delinquent risk in-force mainly due to lower total delinquencies as cures outpaced new delinquencies in the first half of 2022. Reserves decreased largely from favorable reserve adjustments as discussed above, partially offset by new delinquencies in the current year. While the number of loans that are delinquent for 12 months or more has decreased since December 31, 2021, it remains elevated compared to pre-COVID-19 levels due in large part to borrowers entering a forbearance plan over a year ago driven by COVID-19. Resolution of a delinquency in a forbearance plan, whether it ultimately results in a cure or a claim, is difficult to estimate and may not be known for several quarters, if not longer. In addition, due to foreclosure moratoriums and the uncertainty around the lack of progression through the foreclosure process, there is still uncertainty around the likelihood and timing of delinquencies going to claim.

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

	Percent of primary risk in-force as of June 30, 2022	Percent of direct primary case reserves as of June 30, 2022 (1)	Delinquency rate as of
			June 30, 2022	December 31, 2021	June 30, 2021
By State:
California	11%	10%	2.18%	3.17%	4.70%
Texas	8%	8%	2.12%	2.89%	4.20%
Florida (2)	8%	8%	2.06%	2.97%	4.52%
New York (2)	5%	13%	3.17%	3.80%	5.10%
Illinois (2)	5%	6%	2.53%	3.09%	4.13%
Michigan	4%	3%	1.66%	1.87%	2.11%
Arizona	4%	2%	1.71%	2.31%	3.13%
North Carolina	3%	2%	1.67%	2.18%	2.99%
Pennsylvania (2)	3%	3%	2.13%	2.38%	3.06%
Georgia	3%	3%	2.21%	2.94%	4.28%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
(2)	Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

	Percent of primary risk in-force as of June 30, 2022	Percent of direct primary case reserves as of June 30, 2022 (1)	Delinquency rate as of
			June 30, 2022	December 31, 2021	June 30, 2021
By MSA or MD:
Chicago-Naperville, IL MD	3%	5%	2.94%	3.68%	5.09%
Phoenix, AZ MSA	3%	2%	1.71%	2.36%	3.15%
New York, NY MD	3%	8%	4.17%	5.32%	7.69%
Atlanta, GA MSA	2%	3%	2.42%	3.28%	4.84%
Washington-Arlington, DC MD	2%	2%	1.98%	2.96%	4.86%
Houston, TX MSA	2%	3%	2.86%	3.61%	5.54%
Riverside-San Bernardino, CA MSA	2%	2%	2.72%	3.42%	5.24%
Los Angeles-Long Beach, CA MD	2%	2%	2.35%	3.95%	5.89%
Dallas, TX MD	2%	1%	1.70%	2.31%	3.60%
Nassau County, NY MD	2%	5%	4.25%	5.55%	8.10%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

The following table sets forth the dispersion of Enact’s direct primary case reserves, primary insurance in-force and risk in-force by year of policy origination, and delinquency rate as of June 30, 2022:

(Amounts in millions)	Percent of direct primary case reserves (1)	Primary insurance in-force	Percent of total	Primary risk in- force	Percent of total	Delinquency rate
Policy Year
2008 and prior	26%	$7,246	3%	$1,867	3%	9.81%
2009 to 2014	5	2,577	1	687	1	5.06%
2015	4	3,526	1	943	2	3.58%
2016	7	7,377	3	1,964	3	3.16%
2017	9	7,328	3	1,922	3	3.84%
2018	11	7,613	3	1,922	3	4.70%
2019	15	18,141	8	4,575	8	2.81%
2020	17	62,154	26	15,763	26	1.33%
2021	6	86,175	37	21,384	36	0.72%
2022	—	35,426	15	8,884	15	0.14%

Total portfolio	100%	$237,563	100%	$59,911	100%	2.06%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
Loss reserves in policy years 2008 and prior are outsized compared to their representation of risk in-force. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses Enact will experience on these policy years, they have become a smaller percentage of its total mortgage insurance portfolio. The largest portion of loss reserves has shifted to newer book years as a result of COVID-19 given their significant representation of risk in-force. As of June 30, 2022, Enact’s 2015 and newer policy years represented approximately 96% of its primary risk in-force and 69% of its total direct primary case reserves.
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
As of December 31, 2021, each of our life insurance subsidiaries exceeded the minimum required risk-based capital (“RBC”) levels in their respective domiciliary state. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 289% as of December 31, 2021. As of June 30, 2022, the

consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries increased slightly compared to December 31, 2021 as a result of higher earnings in our long-term care insurance business mainly driven by claim experience and premium rate increases and benefit reductions, including policyholder benefit reduction elections made as part of a legal settlement, partially offset by impacts in our variable annuity products from unfavorable equity market performance and elevated mortality in our life insurance products.
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
Results of our U.S. life insurance businesses are also impacted by interest rates. Prior to the recent rise in interest rates during 2022, historic low interest rates put pressure on the profitability and returns of our U.S. life insurance businesses as higher yielding investments matured and were replaced with lower-yielding investments. We have sought to manage the impact of low interest rates through asset-liability management, investment in alternative assets, including limited partnerships, as well as interest rate hedging strategies for a portion of our long-term care insurance product cash flows. Additionally, certain products have implicit and explicit rate guarantees or optionality that are significantly impacted by changes in interest rates. During periods of increasing market interest rates, we may increase crediting rates on in-force universal life insurance and fixed annuity products to remain competitive in the marketplace. In addition, rapidly rising interest rates may cause increased unrealized losses on our investment portfolios, increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations, including the requirement to liquidate fixed-income investments in an unrealized loss position to satisfy surrenders or withdrawals. For a further discussion of the impact of interest rates on our U.S. life insurance businesses, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Annual Report on Form 10-K.
Our U.S. life insurance businesses have been impacted by COVID-19 as a result of elevated mortality. Our long-term care insurance operating results have been favorably impacted by higher mortality in the first half of 2022 and the full year 2021. Conversely, higher mortality rates had unfavorable impacts in our life insurance products and we have observed minimal impact from COVID-19 in our fixed annuity products. While the ongoing impact of COVID-19 is very difficult to predict, the related outcomes and impact on the U.S. life insurance business will depend on the length and severity of the pandemic, the associated after effects indirectly caused by the pandemic, including supply chain shortages and high inflation, and shape of the economic recovery. For sensitivities related to lapses and mortality on our U.S. life insurance products, see “Item 7—Management’s Discussion and Analysis— Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K. We will continue to monitor COVID-19 impacts and evaluate all of our assumptions that may need updating as a result of longer-term trends related to the pandemic.
In June 2022, we outsourced operational servicing of our life insurance and fixed annuity blocks to a third-party servicer. In connection with the outsourcing, we will convert certain administrative systems to those used by the third-party servicer over the next three years. There was no impact to the servicing of our long-term care insurance products because they were not a part of the third-party outsourcing agreement.

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
In our long-term care insurance products, we have experienced higher mortality during COVID-19 which has had a favorable impact on claim reserves and our operating results. Although it is not our practice to track cause of death for policyholders and claimants, we believe the favorable results of our long-term care insurance business in the first half of 2022 as well as in 2021 were likely impacted by COVID-19, but we expect the impacts to be temporary. COVID-19 significantly increased mortality on our most vulnerable claimants, which may reduce mortality rates in future periods as the impacts of the pandemic subside. To account for this change in experience due to COVID-19, we adjusted the mortality assumption in our claim reserves to reflect the risk of lower claim termination rates on remaining claims. As of June 30, 2022, the balance of our incremental claim reserves associated with COVID-19 mortality was $110 million. As COVID-19 continues to develop, short-term mortality experience may fluctuate, and we would decrease the COVID-19 mortality adjustment if we experience lower mortality.
We have also experienced lower new claims incidence in our long-term care insurance business during COVID-19; however, we do not expect this to be permanent but rather a temporary reduction while shelter-in-place and social distancing protocols are in effect and that claims incidence experience will ultimately resemble previous trends. As a result, we strengthened our IBNR claim reserves during COVID-19, and as of June 30, 2022, the balance of IBNR claim reserves due to lower claims incidence was $46 million. New claims incidence remains below pre-pandemic levels and near-term incidence may continue to be impacted by COVID-19. However, pending claims, which are our leading indicator of future incidence, have been trending upward toward historical levels in recent quarters. In addition, during the pandemic, a larger share of our claimants sought home care instead of facility-based care, and as the impacts of the pandemic subside, we have seen that trend reverse. We continue to utilize virtual assessments to assess eligibility for benefits while in-person assessments have been temporarily discontinued during COVID-19. We are reviewing the options to resume in-person assessments, with appropriate protocols in place, while having virtual assessments available for those policyholders who would prefer this option. For claimants without the technology to perform virtual assessments, we have alternate options for gathering information. Our long-term care insurance benefit utilization will be monitored for impact, although it is too early to tell the magnitude and/or direction of that impact.
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
Given the ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and associated benefit reductions on our in-force policies; managing expense levels; executing investment strategies targeting higher returns; and enhancing our financial and actuarial analytical capabilities. In addition, we have reached certain legal settlements regarding alleged disclosure deficiencies in premium increases for long-term care insurance policies. The legal settlement related to one of our newer long-term care insurance products was implemented beginning in 2021 and its implementation was materially completed in the first quarter of 2022. We also have two other similar pending settlements, which impact approximately 50% of our long-term care insurance in-force policies. One of the pending settlements on certain of our long-term care insurance policies, which represents 15% of our block, became final on July 29, 2022. We expect to begin implementation of this settlement in the third quarter of 2022, but given the 90-day policyholder election window, we anticipate financial impacts will not begin until the fourth quarter of 2022. Moreover, because the election mailings occur on the policyholder’s anniversary date, the majority of the impacts are expected to be in 2023. We have also received preliminary approval from the court on another pending settlement on certain of our long-term care insurance policies, which represents 35% of our block. A final court hearing to approve that settlement is scheduled for November 2022. Should we receive final approval and have no appeals, we would expect to begin implementing that settlement in 2023. The two new settlement agreements are similar to the previous settlement, and their ultimate impact will depend on the policyholder election rates and the types of reduced benefits elected. Given our experience with the first settlement, we expect these additional settlements to result in an overall net favorable impact to our results of operations. Executing on our multi-year long-term care insurance in-force rate action plan with premium rate increases and associated benefit reductions on our legacy long-term care insurance policies is critical to the business. For an update on in-force rate actions, refer to “Significant Developments and Strategic Highlights—U.S. Life Insurance.”
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
Mortality levels may deviate each period from historical trends. Overall mortality experience was lower for the second quarter of 2022 compared to the second quarter of 2021 and the first quarter of 2022. In our life insurance products, COVID-19 deaths in the first quarter of 2022 were lower than the first quarter of 2021 but higher than the fourth quarter of 2021. However, in the second quarter of 2022, COVID-19 deaths in our life insurance products declined significantly. We have experienced higher mortality than our then-current and priced-for assumptions in recent years for our universal life insurance block. We have also been experiencing higher mortality related charges resulting from an increase in rates charged by our reinsurance partners reflecting natural block aging and higher mortality compared to expectations.

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
For the year ended December 31, 2021, in connection with our review of DAC for recoverability, we recorded after-tax charges of $92 million in our term universal and universal life insurance products. In addition, during the six months ended June 30, 2022, we also recorded $31 million, including $12 million in the second quarter of 2022, of after-tax DAC impairment charges related to our term universal and universal life insurance products in connection with DAC recoverability testing.
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
Compared to 1998 and prior years, we had a significant increase in term life insurance sales between 1999 and 2009, particularly in 1999 and 2000. The blocks of business issued since 2000 vary in size as compared to the large 1999 and 2000 blocks of business. As our large 10- and 15-year level premium period term life insurance policies written in 1999 and 2000 transitioned to their post-level guaranteed premium rate period, we experienced lower persistency compared to our pricing and valuation assumptions which accelerated DAC amortization in previous years. If lapse experience on future 10-, 15- and 20-year level premium period blocks emerges similar to our large 20-year level premium period business written in 1999 and 2000, we would expect volatility in DAC amortization if persistency is lower than original assumptions, which would reduce profitability in our term life insurance products. However, going forward, given our smaller block sizes and reinsurance agreements in place, we would expect the impact to DAC amortization on policies entering the post-level period to be lower than what we experienced in 2019 and 2020. For example, our 20-year level premium period business written in 2002 has begun to enter its post-level period in 2022 and we have experienced elevated DAC amortization, albeit lower than the levels we experienced in 2020 and 2019, due to higher than expected lapses as these policies exit the level premium period. We have also taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004.
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
We monitor and change crediting rates on fixed deferred annuities on a regular basis to maintain spreads and targeted returns, if applicable. However, we could see declines in our fixed annuity spreads and margins as interest rates change, depending on the severity of the change.

We have previously had premium deficiencies in our single premium immediate annuity products that resulted in the establishment of additional future policy benefit reserves that were reflected as charges to net income. In 2021, the results of our loss recognition testing did not result in a premium deficiency; therefore, our liability for future policy benefits was sufficient. If investment performance deteriorates, mortality assumptions decrease or interest rates change adversely, we could incur additional charges in the future. The impacts of future adverse changes in our assumptions could result in the establishment of additional future policy benefit reserves and would be immediately reflected as a loss if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin and higher income recognized over the remaining duration of the in-force block but would not have an immediate benefit to net income.
For fixed indexed annuities, equity market and interest rate performance and volatility could also result in additional gains or losses, although associated hedging activities are expected to partially mitigate these impacts.
Segment results of operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$688	$703	$(15)	(2)%
Net investment income	700	763	(63)	(8)%
Net investment gains (losses)	4	66	(62)	(94)%
Policy fees and other income	129	145	(16)	(11)%

Total revenues	1,521	1,677	(156)	(9)%

Benefits and expenses:
Benefits and other changes in policy reserves	816	1,129	(313)	(28)%
Interest credited	80	87	(7)	(8)%
Acquisition and operating expenses, net of deferrals	513	219	294	134%
Amortization of deferred acquisition costs and intangibles	72	77	(5)	(6)%

Total benefits and expenses	1,481	1,512	(31)	(2)%

Income from continuing operations before income taxes	40	165	(125)	(76)%
Provision for income taxes	15	42	(27)	(64)%

Income from continuing operations	25	123	(98)	(80)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (1)	(5)	(67)	62	93%
Expenses related to restructuring	1	2	(1)	(50)%
Taxes on adjustments	—	13	(13)	(100)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$21	$71	$(50)	(70)%

(1)	For the three months ended June 30, 2022 and 2021, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million for each period.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$34	$98	$(64)	(65)%
Life insurance	(34)	(40)	6	15%
Fixed annuities	21	13	8	62%

Total adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$21	$71	$(50)	(70)%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•
Adjusted operating income in our long-term care insurance business decreased $64 million primarily from a $55 million less favorable impact in the current year from in-force rate actions approved and implemented, which included a lower net favorable impact from policyholder benefit reduction elections made as part of a legal settlement, as the implementation of the settlement is substantially complete. The decrease was also attributable to higher severity and frequency of new claims, lower net investment income and lower renewal premiums in the current year.

•
The adjusted operating loss in our life insurance business decreased $6 million mainly attributable to lower mortality, partially offset by the runoff of our in-force blocks and higher lapses in our 20-year term life insurance block written in 2002 entering its post-level premium period.

•
Adjusted operating income in our fixed annuities business increased $8 million mainly attributable to higher mortality in our single premium immediate annuity products and lower DAC amortization, partially offset by lower net spreads in the current year.

Revenues
Premiums

•
Our long-term care insurance business decreased $20 million primarily driven by lower renewal premiums from policy terminations and policies entering paid-up status, partially offset by $19 million of increased premiums in the current year from in-force rate actions approved and implemented.

•	Our life insurance business increased $5 million primarily driven by lower ceded premiums, partially offset by the continued runoff of our term and whole life insurance products in the current year.
Net investment income

•
Our long-term care insurance business decreased $23 million largely from lower income of $33 million in the current year mostly attributable to limited partnerships, and bond calls and commercial mortgage loan prepayments, partially offset by higher income of $9 million related to U.S. Government Treasury Inflation Protected Securities (“TIPS”).

•	Our life insurance business decreased $5 million driven by lower bond calls and commercial mortgage loan prepayments in the current year.

•
Our fixed annuities business decreased $35 million largely attributable to lower average invested assets driven mostly by the transfer of securities in connection with the recapture of certain single premium immediate annuity contracts by a third party and normal block runoff, along with lower bond calls and commercial mortgage loan prepayments in the current year.
Net investment gains (losses).
The decrease was largely related to our long-term care insurance business primarily driven by lower unrealized gains from mark to market adjustments on limited partnerships and changes in the fair value of equity securities, partially offset by lower credit losses in the current year and derivative losses in the prior year that did not recur.
Policy fees and other income.
The decrease was largely related to our life insurance business driven mostly by the runoff of our in-force blocks in the current year.
Benefits and expenses
Benefits and other changes in policy reserves

•
Our long-term care insurance business increased $113 million primarily due to a less favorable impact of $153 million from reduced benefits in the current year related to in-force rate actions approved and implemented, which included policyholder benefit reduction elections made as part of a legal settlement. The increase was also attributable to aging of the in-force block, including higher severity and frequency of new claims. These increases were partially offset by lower incremental reserves of $101 million recorded in connection with an accrual for profits followed by losses and an increase in claim terminations driven mostly by higher mortality in the current year.

•	Our life insurance business decreased $32 million largely from lower mortality in the current year.

•
Our fixed annuities business decreased $394 million principally from lower assumed reserves as a result of a third-party recapture of $374 million of certain single premium immediate annuity contracts and higher mortality in the current year.

Interest credited.
The decrease in interest credited was largely driven by our fixed annuities business due to lower average account values from block runoff.
Acquisition and operating expenses, net of deferrals

•
Our long-term care insurance business decreased $72 million principally related to lower premium taxes, commissions and other expenses of $63 million associated with our in-force rate action plan, which included expenses related to policyholder benefit reduction elections made as part of a legal settlement, and from lower operating costs in the current year.

•
Our fixed annuities business increased $363 million primarily due to a payment of $365 million related to the recapture of certain single premium immediate annuity contracts by a third party in the current year.

Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business decreased $4 million primarily due to decreases in policy terminations and policies entering paid-up status in the current year.

•
Our life insurance business increased $6 million primarily from higher lapses in our 20-year term life insurance block written in 2002 entering its post-level premium period, partially offset by lower amortization in our universal and term universal life insurance products due to block runoff.

•	Our fixed annuities business decreased $7 million primarily due to higher interest rates in the current year that is expected to increase future investment spreads.

Provision for income taxes.
The effective tax rate was 39.0% and 25.5% for the three months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate is primarily attributable to higher tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income, in relation to lower pre-tax income in the current year.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$1,383	$1,417	$(34)	(2)%
Net investment income	1,376	1,479	(103)	(7)%
Net investment gains (losses)	60	108	(48)	(44)%
Policy fees and other income	266	293	(27)	(9)%

Total revenues	3,085	3,297	(212)	(6)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,957	2,284	(327)	(14)%
Interest credited	162	177	(15)	(8)%
Acquisition and operating expenses, net of deferrals	712	411	301	73%
Amortization of deferred acquisition costs and intangibles	155	145	10	7%

Total benefits and expenses	2,986	3,017	(31)	(1)%

Income from continuing operations before income taxes	99	280	(181)	(65)%
Provision for income taxes	35	74	(39)	(53)%

Income from continuing operations	64	206	(142)	(69)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net	(60)	(108)	48	44%
Expenses related to restructuring	1	16	(15)	(94)%
Taxes on adjustments	12	19	(7)	(37)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$17	$133	$(116)	(87)%

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$93	$193	$(100)	(52)%
Life insurance	(113)	(103)	(10)	(10)%
Fixed annuities	37	43	(6)	(14)%

Total adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$17	$133	$(116)	(87)%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•
Adjusted operating income in our long-term care insurance business decreased $100 million primarily from higher severity and frequency of new claims, lower renewal premiums, lower net investment income and lower claim terminations. These decreases were partially offset by a $6 million higher favorable impact in the current year from in-force rate actions approved and implemented, which included a lower net favorable impact from policyholder benefit reduction elections made as part of a legal settlement, as the implementation of the settlement is substantially complete. To account for the change in experience related to mortality and claim incidence due to COVID-19, we increased claim reserves by $66 million in the prior year. During the first half of 2022, as the impacts of COVID-19 lessened, we reduced claim reserves by $42 million.

•
The adjusted operating loss in our life insurance business increased $10 million mainly attributable to a $20 million legal settlement expense, the runoff of our in-force blocks and higher lapses in our 20-year term life insurance block written in 2002 entering its post-level premium period, partially offset by lower mortality in the current year.

•
Adjusted operating income in our fixed annuities business decreased $6 million mainly attributable to lower net spreads, partially offset by higher mortality in our single premium immediate annuity products and lower DAC amortization in the current year.

Revenues
Premiums

•
Our long-term care insurance business decreased $45 million primarily driven by lower renewal premiums from policy terminations and policies entering paid-up status, partially offset by $34 million of increased premiums in the current year from in-force rate actions approved and implemented.

•	Our life insurance business increased $11 million primarily driven by lower ceded premiums, partially offset by the continued runoff of our term and whole life insurance products in the current year.
Net investment income

•
Our long-term care insurance business decreased $41 million largely from lower income of $62 million in the current year mostly attributable to limited partnerships, and bond calls and commercial mortgage loan prepayments, partially offset by higher income of $20 million related to TIPS.

•	Our life insurance business decreased $9 million principally related to lower bond calls and commercial mortgage loan prepayments, and lower average invested assets in the current year.

•
Our fixed annuities business decreased $53 million largely attributable to lower average invested assets including the transfer of securities in connection with the recapture of certain single premium immediate annuity contracts by a third party, along with lower bond calls and commercial mortgage loan prepayments in the current year.

Net investment gains (losses)
. The decrease was largely related to our long-term care insurance business primarily driven by lower unrealized gains from mark to market adjustments on limited partnerships and changes in the fair value of equity securities, partially offset by lower credit losses in the current year and net realized gains from the sale of investment securities in the current year compared to losses in the prior year.
Policy fees and other income.
The decrease was largely related to our life insurance business driven mostly by the runoff of our in-force blocks in the current year.
Benefits and expenses
Benefits and other changes in policy reserves

•
Our long-term care insurance business increased $96 million primarily due to a less favorable impact of $69 million from reduced benefits in the current year related to in-force rate actions approved and implemented, which included policyholder benefit reduction elections made as part of a legal settlement. The increase was also attributable to aging of the in-force block, including higher severity and frequency of new claims and lower claim terminations. These increases were partially offset by lower incremental reserves of $76 million recorded in connection with an accrual for profits followed by losses in the current year. To account for the change in experience related to mortality and claim incidence due to COVID-19, we increased claim reserves by $84 million in the prior year. During the first half of 2022, as the impacts of COVID-19 lessened, we reduced claim reserves by $53 million.

•	Our life insurance business decreased $32 million largely from lower mortality in the current year.

•
Our fixed annuities business decreased $391 million principally from lower assumed reserves as a result of a third-party recapture of $374 million of certain single premium immediate annuity contracts and higher mortality in the current year.

Interest credited.
The decrease in interest credited was driven by declines of $10 million in our fixed annuities products and $5 million in our life insurance products due to lower average account values from block runoff.
Acquisition and operating expenses, net of deferrals

•
Our long-term care insurance business decreased $70 million principally related to lower premium taxes, commissions and other expenses of $42 million associated with our in-force rate action plan, which included expenses related to policyholder benefit reduction elections made as part of a legal settlement in the current year, restructuring costs of $12 million in the prior year that did not recur and lower operating costs in the current year.

•
Our life insurance business increased $10 million primarily due to a $25 million legal settlement expense and $7 million related to outsourcing conversion costs in the current year, partially offset by lower reinsurance costs in the current year and $4 million of restructuring costs in the prior year that did not recur.

•
Our fixed annuities business increased $361 million primarily due to a payment of $365 million related to the recapture of certain single premium immediate annuity contracts by a third party in the current year.

Amortization of deferred acquisition costs and intangibles

•	Our life insurance business increased $15 million primarily from higher lapses in our 20-year term life insurance block written in 2002 entering its post-level premium period.

•	Our fixed annuities business decreased $6 million primarily due to higher interest rates in the current year that is expected to increase future investment spreads.
Provision for income taxes.
The effective tax rate was 35.6% and 26.2% for the six months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate is primarily attributable to higher tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income, in relation to lower pre-tax income in the current year.
U.S. Life Insurance selected operating performance measures
Long-term care insurance
As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. In aggregate, we estimate that we have achieved approximately $20.7 billion, on a net present value basis, of approved in-force rate increases since 2012. We continue to work closely with the NAIC and state regulators to demonstrate the broad-based need for actuarially justified rate increases and associated benefit reductions in order to pay future claims.
The following table summarizes the impact from cumulative in-force rate actions on the results of operations of our long-term care insurance business for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Premiums	$226	$207	$19	9%	$436	$402	$34	8%
Plus: Benefits and other changes in policy reserves (1)	121	274	(153)	(56)%	357	426	(69)	(16)%
Less: Acquisition and operating expenses, net of deferrals (2)	25	88	(63)	(72)%	86	128	(42)	(33)%

Adjusted operating income before taxes	322	393	(71)	(18)%	707	700	7	1%
Income taxes	67	83	(16)	(19)%	148	147	1	1%

Adjusted operating income (3)	$255	$310	$(55)	(18)%	$559	$553	$6	1%

(1)
Amounts represent benefit reductions elected by policyholders as an alternative to increased premiums. These amounts reduced benefits and other changes in policy reserves in our long-term care insurance business for the periods indicated.

(2)
Amounts include premium taxes, commissions and other expenses associated with our long-term care insurance in-force rate action plan, which included expenses of $6 million and $49 million (consisting entirely of cash damages) for the three and six months ended June 30, 2022, respectively, and $70 million and $93 million for three and six months ended June 30, 2021, respectively, related to policyholder benefit reduction elections made as part of a legal settlement. Included in the $70 million and $93 million of expenses for the three and six months ended June 30, 2021, respectively, were $61 million and $81 million, respectively, of cash damages. As of June 30, 2022, the implementation of the legal settlement is substantially complete.

(3)	Adjusted operating income available to Genworth Financial, Inc.’s common stockholders attributable to in-force rate actions excludes reserve updates resulting from profits followed by losses.

See our results of operations above for additional details.
The following table presents net earned premiums and the loss ratio for our long-term care insurance business for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Net earned premiums:
Individual long-term care insurance (1)	$595	$617	$(22)	(4)%	$1,185	$1,232	$(47)	(4)%
Group long-term care insurance	33	31	2	6%	64	62	2	3%

Total	$628	$648	$(20)	(3)%	$1,249	$1,294	$(45)	(3)%

Loss ratio	81%	62%	19%		72%	62%	10%

(1)
For the three months ended June 30, 2022 and 2021, amounts include increased premiums of $226 million and $207 million, respectively, from in-force rate actions approved and implemented. For the six months ended June 30, 2022 and 2021, amounts include increased premiums of $436 million and $402 million, respectively, from in-force rate actions approved and implemented.

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.
Net earned premiums decreased for the three months and six months ended June 30, 2022 primarily driven by lower renewal premiums from policy terminations and policies entering paid-up status, partially offset by $19 million and $34 million, respectively, of increased premiums in the current year from in-force rate actions approved and implemented.
The loss ratio increased for the three and six months ended June 30, 2022 due to higher benefits and other changes in reserves and lower premiums as discussed above.
Life insurance
The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Term and whole life insurance
Net earned premiums	$60	$55	$5	9%	$134	$123	$11	9%
Term universal life insurance
Net deposits	49	53	(4)	(8)%	98	106	(8)	(8)%
Universal life insurance
Net deposits	58	64	(6)	(9)%	125	133	(8)	(6)%
Total life insurance

Net earned premiums and deposits	$167	$172	$(5)	(3)%	$357	$362	$(5)	(1)%

	As of June 30,		Percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Term and whole life insurance
Life insurance in-force, net of reinsurance	$50,267	$56,111	(10)%
Life insurance in-force before reinsurance	$316,649	$347,745	(9)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$95,941	$103,473	(7)%
Life insurance in-force before reinsurance	$96,570	$104,145	(7)%
Universal life insurance
Life insurance in-force, net of reinsurance	$30,434	$31,807	(4)%
Life insurance in-force before reinsurance	$34,405	$36,045	(5)%
Total life insurance
Life insurance in-force, net of reinsurance	$176,642	$191,391	(8)%
Life insurance in-force before reinsurance	$447,624	$487,935	(8)%
We no longer solicit sales of our traditional life insurance products; however, we continue to service our existing blocks of business.
Term and whole life insurance
Net earned premiums increased for the three and six months ended June 30, 2022 mainly attributable to lower ceded premiums, partially offset by the continued runoff of our term and whole life insurance products in the current year.
Universal and term universal life insurance
Net deposits decreased for the three and six months ended June 30, 2022 primarily attributable to lower renewals and from the continued runoff of our in-force blocks.
Fixed annuities
The following table sets forth selected operating performance measures regarding our fixed annuities business as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2022	2021	2022	2021
Account value, beginning of period	$9,505	$11,172	$10,163	$11,815
Premiums and deposits	21	21	39	38
Surrenders, benefits and product charges (1)	(755)	(482)	(1,169)	(1,026)

Net flows	(734)	(461)	(1,130)	(988)
Interest credited and investment performance	58	95	119	180
Effect of accumulated net unrealized investment gains (losses)	(266)	107	(589)	(94)

Account value, end of period	$8,563	$10,913	$8,563	$10,913

(1)	Amount included the recapture of $373 million account value of certain single premium immediate annuities by a third party in the second quarter of 2022.
We no longer solicit sales of our traditional fixed annuity products; however, we continue to service our existing block of business.
Account value decreased compared to March 31, 2022 and December 31, 2021 driven mostly by surrenders and benefits, which included the recapture of $373 million of certain single premium immediate annuity contracts by a third party in the second quarter of 2022. The decrease was also attributable to unfavorable market performance, partially offset by interest credited in the current year.
Runoff segment
Trends and conditions
Results of our Runoff segment are affected primarily by investment performance, interest rate levels, net interest spreads, equity market conditions, mortality, surrenders and scheduled maturities. In addition, the results of our Runoff segment can significantly impact our regulatory capital requirements, distributable earnings and liquidity. We use hedging strategies as well as liquidity planning and asset-liability management to help mitigate the impacts. In addition, we have used reinsurance to help mitigate volatility in our variable annuity results.
Equity market volatility and interest rate movements have caused fluctuations in the results of our variable annuity products and regulatory capital requirements. In the future, equity and interest rate market performance and volatility could result in additional gains or losses in these products although associated hedging activities are expected to partially mitigate these impacts.
Segment results of operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Net investment income	$51	$43	$8	19%
Net investment gains (losses)	(10)	10	(20)	(200)%
Policy fees and other income	29	35	(6)	(17)%

Total revenues	70	88	(18)	(20)%

Benefits and expenses:
Benefits and other changes in policy reserves	11	2	9	NM (1)
Interest credited	45	40	5	13%
Acquisition and operating expenses, net of deferrals	12	14	(2)	(14)%
Amortization of deferred acquisition costs and intangibles	9	4	5	125%

Total benefits and expenses	77	60	17	28%

Income (loss) from continuing operations before income taxes	(7)	28	(35)	(125)%
Provision (benefit) for income taxes	(2)	6	(8)	(133)%

Income (loss) from continuing operations	(5)	22	(27)	(123)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	9	(9)	18	200%
Taxes on adjustments	(2)	2	(4)	(200)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$2	$15	$(13)	(87)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the three months ended June 30, 2022 and 2021, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million and $1 million, respectively.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income decreased predominantly due to unfavorable equity market performance and higher interest rates resulting in a decline in the average account values of our variable annuity products reducing fee income, partially offset by higher policy loan income in our corporate-owned life insurance products in the current year.
Revenues
Net investment income increased primarily from higher policy loan income in our corporate-owned life insurance products in the current year.
The change to net investment losses in the current year from net investment gains in the prior year was predominantly related to losses on embedded derivatives associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”) compared to gains in the prior year, partially offset by higher derivative gains in the current year.
Policy fees and other income decreased principally from lower fee income driven mostly by a decline in the average account values in our variable annuity products in the current year.
Benefits and expenses
Benefits and other changes in policy reserves increased primarily attributable to higher guaranteed minimum death benefits (“GMDB”) reserves in our variable annuity products due to unfavorable equity market performance and higher interest rates, partially offset by lower mortality in our variable annuity products in the current year.
Interest credited increased largely due to higher account values in our corporate-owned life insurance products in the current year.
Amortization of deferred acquisition costs and intangibles increased primarily from higher DAC amortization in our variable annuity products due to unfavorable equity market performance in the current year.
Provision for income taxes
. The effective tax rate was 28.7% and 19.6% for the three months ended June 30, 2022 and 2021, respectively. The increase was primarily attributable to tax benefits from tax favored items in relation to a pre-tax loss in the current year compared to pre-tax income in the prior year.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Net investment income	$101	$92	$9	10%
Net investment gains (losses)	(25)	4	(29)	NM (1)
Policy fees and other income	60	68	(8)	(12)%

Total revenues	136	164	(28)	(17)%

Benefits and expenses:
Benefits and other changes in policy reserves	19	10	9	90%
Interest credited	88	81	7	9%
Acquisition and operating expenses, net of deferrals	24	27	(3)	(11)%
Amortization of deferred acquisition costs and intangibles	15	9	6	67%

Total benefits and expenses	146	127	19	15%

Income (loss) from continuing operations before income taxes	(10)	37	(47)	(127)%
Provision (benefit) for income taxes	(3)	7	(10)	(143)%

Income (loss) from continuing operations	(7)	30	(37)	(123)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	23	(4)	27	NM (1)
Taxes on adjustments	(5)	1	(6)	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$11	$27	$(16)	(59)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the six months ended June 30, 2022, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(2) million.
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income decreased predominantly due to unfavorable equity market performance and higher interest rates resulting in a decline in the average account values of our variable annuity products reducing fee income, partially offset by higher policy loan income in our corporate-owned life insurance products in the current year.
Revenues
Net investment income increased primarily from higher policy loan income in our corporate-owned life insurance products in the current year.
The change to net investment losses in the current year from net investment gains in the prior year was predominantly related to lower gains on embedded derivatives associated with our variable annuity products with GMWBs, partially offset by lower derivative losses in the current year.
Policy fees and other income decreased principally from lower fee income driven mostly by a decline in the average account values in our variable annuity products in the current year.

Benefits and expenses
Benefits and other changes in policy reserves increased primarily attributable to higher GMDB reserves in our variable annuity products due to unfavorable equity market performance and higher interest rates, partially offset by lower mortality in our variable annuity products in the current year.
Interest credited increased largely due to higher account values in our corporate-owned life insurance products in the current year.
Amortization of deferred acquisition costs and intangibles increased primarily from higher DAC amortization in our variable annuity products due to unfavorable equity market performance in the current year.
Provision for income taxes
. The effective tax rate was 31.8% and 18.6% for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily attributable to tax benefits from tax favored items in relation to a pre-tax loss in the current year compared to pre-tax income in the prior year.
Runoff selected operating performance measures
Variable annuity and variable life insurance products
The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2022	2021	2022	2021
Account value, beginning of period	$4,459	$4,863	$4,839	$5,001
Deposits	4	4	9	10
Surrenders, benefits and product charges	(105)	(140)	(236)	(327)

Net flows	(101)	(136)	(227)	(317)
Interest credited and investment performance	(445)	241	(699)	284

Account value, end of period	$3,913	$4,968	$3,913	$4,968

We no longer solicit sales of our variable annuity or variable life insurance products; however, we continue to service our existing blocks of business and accept additional deposits on existing contracts and policies.
Account value as of June 30, 2022 decreased compared to March 31, 2022 and December 31, 2021 primarily related to unfavorable equity market performance and surrenders in the current year.
Funding agreements
The account value of our funding agreements was $250 million as of June 30, 2022, December 31, 2021 and June 30, 2021. Account value decreased $50 million during the three months ended June 30, 2021 mainly attributable to a maturity payment.

Corporate and Other Activities
Results of operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$1	$1	$—	—%
Net investment income	—	3	(3)	(100)%
Net investment gains (losses)	15	(4)	19	NM (1)
Policy fees and other income	1	—	1	NM (1)

Total revenues	17	—	17	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	(1)	—	(1)	NM (1)
Acquisition and operating expenses, net of deferrals	6	8	(2)	(25)%
Amortization of deferred acquisition costs and intangibles	—	1	(1)	(100)%
Interest expense	13	31	(18)	(58)%

Total benefits and expenses	18	40	(22)	(55)%

Loss from continuing operations before income taxes	(1)	(40)	39	98%
Provision (benefit) for income taxes	3	(8)	11	138%

Loss from continuing operations	(4)	(32)	28	88%
Adjustments to loss from continuing operations:
Net investment (gains) losses	(15)	4	(19)	NM (1)
(Gains) losses on early extinguishment of debt	1	—	1	NM (1)
Expenses related to restructuring	—	1	(1)	(100)%
Taxes on adjustments	4	—	4	NM (1)

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(14)	$(27)	$13	48%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
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
Benefits and expenses
Interest expense decreased largely driven by the early redemption and repurchase of Genworth Holdings’ senior notes due in September 2021, as well as the redemption of Genworth Holdings’ senior notes due in August 2023 and the repurchase of Genworth Holdings’ senior notes due in February 2024.

The provision for income taxes for the three months ended June 30, 2022 was primarily related to tax expense on non-deductible expenses and certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income, partially offset by the tax benefit related to the pre-tax loss. The benefit for income taxes for the three months ended June 30, 2021 was primarily related to the pre-tax loss and unrealized losses from changes in the fair value of equity securities, partially offset by tax expense on non-deductible expenses.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$3	$3	$—	—%
Net investment income	3	4	(1)	(25)%
Net investment gains (losses)	2	(6)	8	133%
Policy fees and other income	1	—	1	NM (1)

Total revenues	9	1	8	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	(1)	—	(1)	NM (1)
Acquisition and operating expenses, net of deferrals	12	21	(9)	(43)%
Amortization of deferred acquisition costs and intangibles	—	1	(1)	(100)%
Interest expense	26	69	(43)	(62)%

Total benefits and expenses	37	91	(54)	(59)%

Loss from continuing operations before income taxes	(28)	(90)	62	69%
Benefit for income taxes	(3)	(16)	13	81%

Loss from continuing operations	(25)	(74)	49	66%
Adjustments to loss from continuing operations:
Net investment (gains) losses	(2)	6	(8)	(133)%
(Gains) losses on early extinguishment of debt	4	4	—	—%
Expenses related to restructuring	—	8	(8)	(100)%
Taxes on adjustments	—	(3)	3	100%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(23)	$(59)	$36	61%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss decreased primarily related to lower interest expense in the current year.
Revenues
The change to net investment gains in the current year from net investment losses in the prior year was predominantly related to derivative gains in the current year compared to derivative losses in the prior year, partially offset by realized losses from the sale of investment securities in the current year compared to gains in the prior year.

Benefits and expenses
Acquisition and operating expenses, net of deferrals, decreased mainly driven by restructuring costs of $8 million in the prior year that did not recur.
Interest expense decreased largely driven by the early redemption and repurchase of Genworth Holdings’ senior notes due in September 2021, as well as the redemption of Genworth Holdings’ senior notes due in February 2021 and August 2023 and the repurchase of Genworth Holdings’ senior notes due in February 2024.
The benefit for income taxes for the six months ended June 30, 2022 was primarily related to the pre-tax loss, partially offset by tax expense on non-deductible expenses. The benefit for income taxes for the six months ended June 30, 2021 was primarily related to the pre-tax loss and unrealized losses from changes in the fair value of equity securities, partially offset by tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income and non-deductible expenses.
Investments and Derivative Instruments
General macroeconomic environment
The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as the value of assets and liabilities.
Varied levels of economic performance, coupled with uncertain economic outlooks, war and geopolitical tensions, changes in government policy, global trade, regulatory and tax reforms, and other changes in market conditions, such as inflation, will continue to influence investment and spending decisions by consumers and businesses as they adjust their consumption, debt, capital and risk profiles in response to these conditions, including as a result of COVID-19. These trends change as investor confidence in the markets and the outlook for some consumers and businesses shift. As a result, our sales, revenues and profitability trends of certain insurance and investment products as well as the value of assets and liabilities could be impacted going forward. In particular, factors such as the speed of the economic recovery from COVID-19, future government responses to COVID-19 or another public health emergency, including government stimulus, government spending, monetary policies (such as quantitative tightening), the volatility and strength of the capital markets, changes in tax policy and/or in U.S. tax legislation, inflation, including the price of oil, international trade and the impact of global financial regulation reform will continue to affect economic and business outlooks, level of interest rates, consumer confidence and consumer behavior moving forward.
During the second quarter of 2022, the U.S. Federal Reserve continued to aggressively address rising inflation by tightening its balance sheet and increasing interest rates. At its May 2022 meeting, the U.S. Federal Reserve increased interest rates by 50 basis points and further increased interest rates by 75 basis points in both its June 2022 and July 2022 meetings, with additional increases forecasted for the second half of 2022. A tightening labor market, supply chain disruptions and rising commodity prices, as well as the Russian invasion of Ukraine and subsequent sanctions from the United States and Western Europe, have contributed to the continued rise in inflation, with the consumer price index indicating the highest annual U.S. inflation rate in over 40 years. A strong labor market offset some of these pressures, with the unemployment rate unchanged from the end of the first quarter of 2022 and job creation steady in the second quarter of 2022.
Gross domestic product (“GDP”) rebounded sharply in 2021 as compared to 2020 as the economy continued its recovery from COVID-19. However, GDP contracted abruptly in the first quarter of 2022, and remained contracted in the second quarter of 2022 due in part to elevated inflation pressure on consumers, monetary tightening and persistent supply chain disruptions. Many economists believe the strong labor market provides a macroeconomic mitigant to offset the two consecutive quarters of negative GDP and therefore believe the U.S.

economy is not in a recession as of June 30, 2022. However, given the persistent high inflation, supply chain disruptions, evolving U.S. Federal Reserve monetary policy, including the expectation of higher interest rates, and prolonged geopolitical tensions, it is possible the U.S. economy could fall into a recession as early as the third quarter of 2022. Specific to Genworth, we continue to closely monitor the operating results and financial position of Enact Holdings, particularly related to new delinquency trends and whether borrowers in a forbearance plan ultimately cure or result in a claim payment. If delinquency trends move in an unfavorable direction in contrast to our current projections, our liquidity, financial position and results of operations could be adversely impacted.
Trends and conditions
Investments
U.S. Treasury yields increased during the second quarter of 2022 driven mainly by changes in the U.S. Federal Reserve’s monetary policy to combat rising inflation. The U.S. Treasury yield curve fluctuated during the second quarter of 2022 as interest rate volatility increased driven by economic data releases and monetary policy actions taken by the U.S. Federal Reserve. The second quarter of 2022 ended with the differential between the two-year and ten-year U.S. Treasury yields inverted in favor of the two-year U.S. Treasury yield, which continued to steepen immediately subsequent to the end of the second quarter of 2022.
Credit markets widened during the second quarter of 2022 driven by macroeconomic pressures and interest rate volatility. The Russian invasion of Ukraine and ensuing sanctions imposed by the United States and Western Europe continued to put pressure on global supply chains and further contributed to the credit spread widening. During the second quarter of 2022, U.S. investment grade investors favored higher quality credits, driving increased rating dispersion with the differential between BBB and A rated credit investments. Similar rating dispersion occurred in the U.S. high yield credit market where credit spreads widened even more than in the investment grade credit market and the differential between BBB and BB rated credits increased. The combination of higher U.S. Treasury yields and wider credit spreads during the second quarter of 2022 drove investment yields across all durations to levels not seen since 2018.
As of June 30, 2022, our investment portfolio had no direct exposure to Russia or Ukraine. The ultimate range of outcomes related to the Russian invasion of Ukraine includes potential credit devaluation or rating agency downgrades of our indirect Russian related exposures. However, at this time, we do not believe there is a material risk to the valuation of our investment portfolio due to credit losses or direct write-offs that may arise as a result of the conflict.
As of June 30, 2022, our fixed maturity securities portfolio, which was 96% investment grade, comprised 78% of our total invested assets and cash.
Derivatives
As of June 30, 2022, $949 million notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”). The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of June 30, 2022, we posted initial margin of $71 million to our clearing agents, which represented $36 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of June 30, 2022, $9.3 billion notional of our derivatives portfolio was in bilateral over-the-counter derivative transactions pursuant to which we have posted aggregate independent amounts of $436 million and are holding collateral from counterparties in the amount of $41 million.
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
Investment results
The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended June 30,				Increase (decrease)
	2022		2021		2022 vs. 2021
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$578	4.6%	$608	(0.1)%	$(30)
Fixed maturity securities—non-taxable	3.6%	1	3.1%	1	0.5%	—
Equity securities	3.4%	2	4.1%	2	(0.7)%	—
Commercial mortgage loans	4.5%	78	6.0%	103	(1.5)%	(25)
Policy loans	9.7%	51	7.9%	40	1.8%	11
Limited partnerships (1)	6.2%	32	17.2%	54	(11.0)%	(22)
Other invested assets (2)	62.6%	66	68.6%	58	(6.0)%	8
Cash, cash equivalents, restricted cash and short-term investments	0.3%	1	—%	—	0.3%	1

Gross investment income before expenses and fees	4.9%	809	5.2%	866	(0.3)%	(57)
Expenses and fees	(0.1)%	(22)	(0.1)%	(22)	—%	—

Net investment income	4.8%	$787	5.1%	$844	(0.3)%	$(57)

Average invested assets and cash		$65,150		$66,081		$(931)

(1)	Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

	Six months ended June 30,				Increase (decrease)
	2022		2021		2022 vs. 2021
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$1,158	4.5%	$1,207	—%	$(49)
Fixed maturity securities—non-taxable	3.6%	2	4.7%	3	(1.1)%	(1)
Equity securities	3.6%	4	3.9%	5	(0.3)%	(1)
Commercial mortgage loans	4.6%	159	5.3%	181	(0.7)%	(22)
Policy loans	9.7%	101	8.9%	90	0.8%	11
Limited partnerships (1)	3.9%	39	14.3%	85	(10.4)%	(46)
Other invested assets (2)	63.2%	129	67.1%	116	(3.9)%	13
Cash, cash equivalents, restricted cash and short-term investments	0.1%	1	—%	—	0.1%	1

Gross investment income before expenses and fees	4.9%	1,593	5.1%	1,687	(0.2)%	(94)
Expenses and fees	(0.1)%	(42)	(0.1)%	(42)	—%	—

Net investment income	4.8%	$1,551	5.0%	$1,645	(0.2)%	$(94)

Average invested assets and cash		$65,288		$66,234		$(946)

(1)	Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.
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
For the three months ended June 30, 2022, gross annualized weighted-average investment yields decreased from lower net investment income on lower average invested assets. Net investment income included $32 million of lower bond calls and commercial mortgage loan prepayments and $22 million of lower limited partnerships income, partially offset by $9 million of higher income related to inflation-driven volatility on TIPs in the current year.
For the six months ended June 30, 2022, gross annualized weighted-average investment yields decreased from lower investment income on lower average invested assets. Net investment income included $46 million of lower limited partnership income and $37 million of lower bond calls and commercial mortgage loan prepayments, partially offset by $20 million of higher income related to inflation-driven volatility on TIPs in the current year.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2022	2021	2022	2021
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$5	$5	$15	$12
Realized losses	(9)	(4)	(27)	(7)

Net realized gains (losses) on available-for-sale fixed maturity securities	(4)	1	(12)	5
Net realized gains (losses) on equity securities sold	—	(2)	—	(7)
Net realized gains (losses) on limited partnerships	—	—	—	3

Total net realized investment gains (losses)	(4)	(1)	(12)	1

Net change in allowance for credit losses on available-for-sale fixed maturity securities	—	(4)	—	(6)
Write-down of available-for-sale fixed maturity securities	—	—	(2)	(1)
Net unrealized gains (losses) on equity securities still held	(27)	6	(33)	(2)
Net unrealized gains (losses) on limited partnerships	24	65	59	99
Commercial mortgage loans	2	(1)	3	(2)
Derivative instruments	9	4	13	12
Other	4	1	8	2

Net investment gains (losses)	$8	$70	$36	$103

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

•
The three months ended June 30, 2022 included $41 million of lower net unrealized gains on limited partnerships compared to the three months ended June 30, 2021 primarily from more favorable private equity market performance in the prior year. We also recorded $27 million of net unrealized losses on equity securities during the three months ended June 30, 2022 compared to $6 million of net unrealized gains during the three months ended June 30, 2021 driven by unfavorable equity market performance in the current year compared to favorable performance in the prior year.

•
Net investment gains related to derivatives of $9 million during the three months ended June 30, 2022 were primarily associated with gains on derivatives used to protect statutory surplus from equity market fluctuations and gains on hedging programs that support our indexed universal life insurance products, partially offset by net losses from hedging programs that support our runoff variable annuity products.

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
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

•
We recorded net losses related to the sale of available-for-sale fixed maturity securities of $12 million during the six months ended June 30, 2022 compared to $5 million of net gains during the six months ended June 30, 2021. Included in the $12 million of net losses for the six months ended June 30, 2022 was $27 million of realized losses principally related to U.S. corporate securities sold to optimize cash at Genworth Holdings. We also recorded $7 million of net losses related to the sale of equity securities during the six months ended June 30, 2021.

•
The six months ended June 30, 2022 included $40 million of lower net unrealized gains on limited partnerships compared to the six months ended June 30, 2021 primarily from more favorable private equity market performance in the prior year. We also recorded $31 million of higher net unrealized losses on equity securities during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 driven by more unfavorable equity market performance in the current year.

•
Net investment gains related to derivatives during the six months ended June 30, 2022 were $13 million primarily from gains on hedging programs that support our indexed universal life insurance and fixed indexed annuity products, as well as gains on derivatives used to protect statutory surplus from equity market fluctuations, partially offset by net losses from hedging programs that support our runoff variable annuity products.

Net investment gains related to derivatives of $12 million during the six months ended June 30, 2021 were primarily associated with hedging programs that support our indexed universal life insurance and runoff variable annuity products, partially offset by losses related to derivatives used to protect statutory surplus from equity market fluctuations.
Investment portfolio
The following table sets forth our cash, cash equivalents, restricted cash and invested assets as of the dates indicated:

	June 30, 2022		December 31, 2021
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Available-for-sale fixed maturity securities:
Public	$33,878	54%	$42,501	58%
Private	15,408	24	17,979	24
Equity securities	243	—	198	—
Commercial mortgage loans, net	7,065	12	6,830	9
Policy loans	2,178	3	2,050	3
Limited partnerships	2,123	3	1,900	3
Other invested assets	573	1	820	1
Cash, cash equivalents and restricted cash	1,724	3	1,571	2

Total cash, cash equivalents, restricted cash and invested assets	$63,192	100%	$73,849	100%

For a discussion of the change in cash, cash equivalents, restricted cash and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.
We hold fixed maturity and equity securities, derivatives, embedded derivatives and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of June 30, 2022, approximately 7% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity securities
As of June 30, 2022, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,387	$274	$(34)	$—	$3,627
State and political subdivisions	2,971	74	(196)	—	2,849
Non-U.S. government	762	17	(97)	—	682
U.S. corporate:
Utilities	4,253	135	(285)	—	4,103
Energy	2,496	54	(173)	—	2,377
Finance and insurance	7,947	126	(604)	—	7,469
Consumer—non-cyclical	4,912	172	(292)	—	4,792
Technology and communications	3,224	60	(260)	—	3,024
Industrial	1,263	22	(98)	—	1,187
Capital goods	2,326	77	(145)	—	2,258
Consumer—cyclical	1,679	27	(125)	—	1,581
Transportation	1,113	52	(61)	—	1,104
Other	353	8	(13)	—	348

Total U.S. corporate	29,566	733	(2,056)	—	28,243

Non-U.S. corporate:
Utilities	864	3	(57)	—	810
Energy	1,123	36	(62)	—	1,097
Finance and insurance	2,103	62	(153)	—	2,012
Consumer—non-cyclical	630	4	(64)	—	570
Technology and communications	1,007	10	(74)	—	943
Industrial	903	21	(63)	—	861
Capital goods	609	6	(50)	—	565
Consumer—cyclical	314	—	(29)	—	285
Transportation	392	20	(22)	—	390
Other	960	39	(50)	—	949

Total non-U.S. corporate	8,905	201	(624)	—	8,482

Residential mortgage-backed	1,214	36	(37)	—	1,213
Commercial mortgage-backed	2,272	7	(142)	—	2,137
Other asset-backed	2,171	1	(119)	—	2,053

Total available-for-sale fixed maturity securities	$51,248	$1,343	$(3,305)	$—	$49,286

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

Fixed maturity securities decreased $11.2 billion compared to December 31, 2021 principally from a decrease in gross unrealized gains and an increase in gross unrealized losses related to an increase in interest rates, as well as from net sales and maturities in the current year.

Other invested assets
The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	June 30, 2022		December 31, 2021
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Bank loan investments	$406	71%	$363	45%
Derivatives	77	13	414	50
Short-term investments	50	9	26	3
Other investments	40	7	17	2

Total other invested assets	$573	100%	$820	100%

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

(Notional in millions)	Measurement	December 31, 2021	Additions	Maturities/ terminations	June 30, 2022
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$7,653	$262	$(102)	$7,813
Foreign currency swaps	Notional	127	—	—	127

Total cash flow hedges		7,780	262	(102)	7,940

Total derivatives designated as hedges		7,780	262	(102)	7,940

Derivatives not designated as hedges
Equity index options	Notional	1,446	495	(628)	1,313
Financial futures	Notional	946	1,973	(1,969)	950
Other foreign currency contracts	Notional	83	—	(83)	—

Total derivatives not designated as hedges		2,475	2,468	(2,680)	2,263

Total derivatives		$10,255	$2,730	$(2,782)	$10,203

(Number of policies)	Measurement	December 31, 2021	Additions	Maturities/ terminations	June 30, 2022
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	21,804	—	(906)	20,898
Fixed index annuity embedded derivatives	Policies	9,344	—	(1,055)	8,289
Indexed universal life embedded derivatives	Policies	806	—	(20)	786
The decrease in the notional value of derivatives was primarily attributable to the termination of derivatives that support our fixed indexed annuity products and the termination of foreign currency derivatives previously entered into to hedge payments to AXA under a settlement agreement, partially offset by a net increase in interest rate swaps that support our long-term care insurance products.

The number of policies related to our embedded derivatives decreased as these products are no longer being offered and continue to runoff.
Consolidated Balance Sheets
Total assets
. Total assets decreased $10,103 million from $99,171 million as of December 31, 2021 to $89,068 million as of June 30, 2022.

•
Cash, cash equivalents, restricted cash and invested assets decreased $10,657 million primarily from decreases of $11,194 million and $247 million in fixed maturity securities and other invested assets, respectively, partially offset by increases of $235 million and $223 million in commercial mortgage loans and limited partnerships, respectively. The decrease in fixed maturity securities was predominantly related to a decrease in the fair value of our available-for-sale fixed maturities due to rising interest rates and from net sales and maturities in the current year. The decrease in other invested assets was largely driven by lower derivative valuations due to an increase in interest rates in the current year. These decreases were partially offset by an increase in commercial mortgage loans primarily from originations outpacing repayments and limited partnerships mainly from capital calls in the current year.

•
DAC increased $1,168 million principally attributable to shadow accounting adjustments associated with an increase in interest rates in the current year. The shadow accounting adjustments increased DAC by approximately $1,319 million, mostly in our long-term care insurance business, with an offsetting amount recorded in other comprehensive income (loss). This increase was partially offset by DAC impairments of $39 million in our universal and term universal life insurance products recorded in connection with our periodic reviews of DAC for recoverability.

•
Reinsurance recoverable decreased $182 million mainly attributable to the runoff of our structured settlement products ceded to Union Fidelity Life Insurance Company, an affiliate of our former parent, GE.

•
Deferred tax asset increased $928 million largely due to the change in unrealized gains (losses) on investments and derivatives due to rising interest rates, partially offset by the utilization of net operating losses in the current year. In addition, given the change in our unrealized gains (losses) on our fixed maturity securities in the current year and the corresponding reduction in the amount of unrealized capital gains expected to be available in the future to offset our capital loss carryforwards and other capital deferred tax assets, we recorded an additional valuation allowance of $50 million in the second quarter of 2022 through other comprehensive income (loss) related to capital deferred tax assets.

•	Separate account assets (and liabilities) decreased $1,383 million primarily due to unfavorable equity market performance and surrenders in the current year.
Total liabilities
. Total liabilities decreased $6,408 million from $82,905 million as of December 31, 2021 to $76,497 million as of June 30, 2022.

•
Future policy benefits decreased $3,395 million primarily driven by shadow accounting adjustments associated with an increase in interest rates in the current year. The shadow accounting adjustments decreased future policy benefits by approximately $3,137 million, mostly in our long-term care insurance business, with an offsetting amount recorded in other comprehensive income (loss). In addition, we released $371 million of future policy benefits in connection with the recapture of certain single premium immediate annuity contracts by a third party in the current year. The decrease was also attributable to reduced benefits of $361 million in the current year related to in-force actions approved and implemented, which included policyholder benefit reduction elections made as part of a legal settlement in our long-term care insurance business. These decreases were partially offset by aging of our long-term care insurance in-force block and higher incremental reserves of $256 million recorded in connection with an accrual for profits followed by losses in the current year.

•
Policyholder account balances decreased $1,447 million largely driven by shadow accounting adjustments associated with an increase in interest rates in the current year. The shadow accounting adjustments decreased policyholder account balances by approximately $908 million, mostly in our universal life insurance products, with an offsetting amount recorded in other comprehensive income (loss). The decrease was also attributable to surrenders and benefits in our single premium deferred annuity products in the current year.

•	Long-term borrowings decreased $126 million mostly attributable to the repurchase of Genworth Holdings’ February 2024 senior notes.
Total equity
. Total equity decreased $3,695 million from $16,266 million as of December 31, 2021 to $12,571 million as of June 30, 2022.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $330 million for the six months ended June 30, 2022.

•	Unrealized gains (losses) on investments and derivatives qualifying as hedges decreased $3,414 million and $580 million, respectively, primarily from an increase in interest rates in the current year.

•	Treasury stock increased $15 million primarily due to the repurchase of Genworth Financial’s common stock, at cost, in connection with a share repurchase program.
Liquidity and Capital Resources
Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.
Overview of cash flows—Genworth and subsidiaries
The following table sets forth our unaudited condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2022	2021
Net cash from operating activities	$337	$229
Net cash from investing activities	535	541
Net cash used by financing activities	(719)	(1,213)

Net increase (decrease) in cash before foreign exchange effect	$153	$(443)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments typically exceed policy acquisition costs, benefits paid, redemptions and operating expenses. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. Positive cash flows from operating activities are then invested to support the obligations of our insurance and investment products and required capital supporting these products. In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; deposits from Federal Home Loan Banks; the issuance of debt and equity securities; the repayment or repurchase of borrowings; the acquisition of treasury stock; and other capital transactions.

We had higher cash inflows from operating activities in the current year primarily from lower payments to AXA, partially offset by an increase in net cash disbursements in connection with the return of cash collateral received from counterparties under our derivative contracts. In the current year, we paid AXA $31 million related to estimated future claims, compared to payments of $265 million in the prior year comprised of a $247 million mandatory payment related to a secured promissory note issued to AXA and an $18 million settlement payment associated with underwriting losses on a product sold by a distributor in our former lifestyle protection insurance business.
We had slightly lower cash inflows from investing activities mainly due to net proceeds received in the prior year from the sale of Genworth Mortgage Insurance Australia Limited, partially offset by higher net sales and maturities of fixed maturity securities in the current year.
We had lower cash outflows from financing activities in the current year principally from lower repayment and repurchase of long-term debt and from lower net withdrawals from our investment contracts, partially offset by higher payments related to a Tax Matters Agreement with GE. In the current year, Genworth Holdings repurchased $130 million principal amount of its senior notes due in February 2024. In the prior year, Genworth Holdings repaid $338 million principal balance of its senior notes due in February 2021 and repurchased $146 million principal amount of its senior notes due in September 2021.
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
Genworth Financial’s and Genworth Holdings’ principal sources of cash are derived from dividends from their respective subsidiaries, subsidiary payments to them under tax sharing and expense reimbursement arrangements and proceeds from borrowings or securities issuances. Our liquidity at the holding company level is highly dependent on the performance of Enact Holdings and its ability to pay timely dividends, and other forms of capital returns, to Genworth Holdings as anticipated. Although the business performance and financial results of our U.S. life insurance subsidiaries have improved significantly, as of December 31, 2021, they had negative unassigned surplus of approximately $1.0 billion under statutory accounting and as a result, we do not expect these subsidiaries to pay dividends for the foreseeable future. Genworth Financial has the right to appoint a majority of directors to the board of directors of Enact Holdings; however, actions taken by Enact Holdings and its board of directors (including in the case of the payment of dividends to us, the approval of Enact Holdings’ independent capital committee) are subject to and may be limited by the interests of Enact Holdings, including but not limited to, its use of capital for growth opportunities and regulatory requirements. In addition, insurance laws and regulations regulate the payment of dividends and other distributions to Genworth Financial and Genworth Holdings by their insurance subsidiaries. The primary uses of funds at Genworth Financial and Genworth Holdings include payment of principal, interest and other expenses on current and any future borrowings or other obligations (including payments to AXA associated with a settlement agreement reported as discontinued operations), payment of holding company general operating expenses (including employee benefits and taxes), payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payment of amounts previously owed to GE under the Tax Matters Agreement, payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt securities, repurchases of Genworth Financial’s common stock and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial.
In November 2008, Genworth Financial’s Board of Directors suspended the payment of dividends to its shareholders and the repurchase of common stock under the Company’s stock repurchase program indefinitely.

Given the significant improvement in the results of operations and financial position of Genworth Financial and its subsidiaries, and the $2.1 billion of debt reduction in 2021, on May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock. Repurchases under the authorized program will be funded from holding company capital, as well as future cash flow generation, including expected future dividends from Genworth Financial’s ownership in Enact Holdings. We expect the majority of share repurchases to occur following the repayment of Genworth Holdings’ remaining February 2024 debt. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through 10b5-1 trading plans. Pursuant to the program, in the second quarter of 2022, Genworth Financial repurchased 3,869,494 shares of its common stock at an average price of $3.88 per share for a total cash outlay of $15 million, including costs paid in connection with acquiring the shares. Genworth Financial also authorized share repurchases through a Rule 10b5-1 trading plan under which 4,034,794 shares of its common stock were repurchased during July 2022 at an average price of $3.72 per share for a total cash outlay of $15 million, leaving approximately $320 million that may yet be purchased under the share repurchase program. The timing and number of future shares repurchased under the program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
Our future use of liquidity and capital will prioritize retiring Genworth Holdings’ February 2024 debt, returning capital to Genworth Financial’s shareholders through share repurchases (as discussed above) and future strategic investments in new products and services designed to assist individuals with navigating and financing long-term care. Our deleveraging goal is to reduce debt at Genworth Holdings to approximately $1.0 billion or less over time. As of June 30, 2022, we have outstanding $1,052 million of long-term debt, see below for additional details. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise. We currently seek to address our indebtedness over time through repurchases, redemptions and/or repayments at maturity. We also expect to provide capital, predominantly to CareScout, LLC (“CareScout”), to help advance Genworth’s long-term care growth initiatives. CareScout is an integral part of our new Global Care Solutions business that will seek to provide fee-based advice, consulting and other services related to the needs of elderly Americans, as well as their caregivers and families. While we have not made final decisions on the Global Care Solutions strategy and the set of products and services we will offer, it is likely that Genworth will initially focus on long-term care advice and service offerings that help consumers navigate the complex caregiving challenges in the market, which is less capital intensive than insurance product offerings.
As of June 30, 2022, Genworth Holdings had $228 million of unrestricted cash, cash equivalents and liquid assets. In the first half of 2022, Genworth Holdings repurchased $130 million principal amount of its senior notes due in February 2024, leaving an outstanding principal balance of $152 million of senior notes due in February 2024 as of June 30, 2022. Thereafter, no debt maturities are due until June 2034. Genworth Holdings intends to retire early the remaining outstanding balance of its senior notes due in February 2024 with cash on hand and/or expected dividends from Enact Holdings and intercompany cash tax payments from its subsidiaries. Interest payments on Genworth Holdings’ remaining senior notes, including the February 2024 debt of $152 million that remains outstanding as of June 30, 2022, is forecasted to be approximately $57 million over the next 12 months. For further information about Genworth Holdings’ borrowings, refer to note 9 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.” In addition, in February 2022, Genworth Holdings paid AXA the majority of the remaining estimated unprocessed claims, and accordingly, we do not expect to pay AXA any significant amounts over the next twelve months.
We believe Genworth Holdings’ unrestricted cash, cash equivalents and liquid assets provide sufficient liquidity to meet its financial obligations over the next twelve months. Furthermore, we believe Genworth Holdings has adequate sources of liquidity to meet its future financial obligations in 2023 and thereafter;

however, we do expect intercompany cash tax payments from Genworth Holdings’ subsidiaries to be lower over the next few years as compared to the amounts received during 2021. We also expect Genworth Holdings’ liquidity to be significantly impacted by the amounts and timing of future dividends from Enact Holdings, which will be influenced by economic, regulatory factors and other conditions that affect its business. We actively monitor our liquidity position (most notably at Genworth Holdings), liquidity generation options and the credit markets given changing market conditions. Genworth Holdings’ cash management target is to maintain a cash buffer of two times expected annual external debt interest payments. Genworth Holdings may move below or above this targeted cash buffer during any given quarter due to the timing of cash outflows and inflows or from future actions. Management of Genworth Financial continues to evaluate Genworth Holdings’ target level of liquidity as circumstances warrant.
Enact Holdings continues to evaluate its capital allocation strategy to consistently support its existing policyholders, grow its mortgage insurance business, fund attractive new business opportunities and return capital to shareholders. To this end, on April 26, 2022, Enact Holdings’ board of directors approved the initiation of a quarterly dividend, which began with a dividend of $0.14 per share in the second quarter of 2022, resulting in $19 million of cash paid to Genworth Holdings. Enact Holdings expects to return approximately $250 million of capital to its shareholders in 2022, which includes quarterly dividend payments. Based on this forecast and Genworth Financial’s ownership of 81.6% of Enact Holdings, we would expect to receive approximately $150 million of additional capital returns, in excess of quarterly dividends, most likely in the fourth quarter of 2022. Any future dividends will be subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial, and also be dependent on a variety of economic, market and business conditions, including the resolution of forbearance related delinquencies, among other considerations. In addition, any future dividends or other returns of capital will include a proportionate distribution to minority shareholders.
Genworth Holdings—changes in liquidity
Genworth Holdings had $178 million and $331 million of cash, cash equivalents and restricted cash as of June 30, 2022 and December 31, 2021, respectively. Genworth Holdings also held $50 million and $25 million of U.S. government securities as of June 30, 2022 and December 31, 2021, respectively, which included approximately $3 million of restricted assets as of December 31, 2021. The decrease in Genworth Holdings’ cash, cash equivalents and restricted cash was principally driven by the repurchase of $130 million principal amount of its senior notes due in February 2024, a $55 million payment to GE to satisfy its remaining obligation under the Tax Matters Agreement and the payment of unprocessed claims of $31 million to AXA, partially offset by intercompany cash tax payments received from its subsidiaries and dividends of $19 million from Enact Holdings in the current year.
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
During the first half of 2022, Genworth Holdings repurchased $130 million principal amount of its 4.80% senior notes due in February 2024 for a pre-tax loss of $4 million and paid accrued interest thereon. As of June 30, 2022, Genworth Holdings’ 4.80% senior notes due in February 2024 have an outstanding principal balance of $152 million.
On June 30, 2022, Enact Holdings entered into a credit agreement with a syndicate of lenders that provides for a five-year unsecured revolving credit facility in the initial aggregate principal amount of $200 million, including the ability for Enact Holdings to increase the commitments under the credit facility on an uncommitted basis, by an additional aggregate principal amount of up to $100 million. Any borrowings under Enact Holdings’

credit facility will bear interest at a per annum rate equal to a floating rate tied to a standard short-term borrowing index selected at Enact Holdings’ option, plus an applicable margin, pursuant to the terms of the credit agreement. The applicable margin is based on Enact Holdings’ ratings established by certain debt rating agencies for its outstanding debt. Enact Holdings may use borrowings under its credit facility for working capital needs and general corporate purposes, including the execution of dividends to its shareholders and capital contributions to its insurance subsidiaries. Enact Holdings’ credit facility includes customary representations, warranties, covenants, terms and conditions. As of June 30, 2022, Enact Holdings was in compliance with all covenants and the credit facility remained undrawn.
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
Our insurance subsidiaries have used cash flows from operations and investment activities to fund their liquidity requirements. Our insurance subsidiaries’ principal cash inflows from operating activities are derived from premiums, annuity deposits and insurance and investment product fees and other income, including commissions, cost of insurance, mortality, expense and surrender charges, contract underwriting fees, investment management fees, investment income and dividends and distributions from their subsidiaries. The principal cash inflows from investment activities result from maturities and repayments of investments and, as necessary, sales of invested assets.
Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of June 30, 2022, our total cash, cash equivalents, restricted cash and invested assets were $63.2 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, bank loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 43% of the carrying value of our total cash, cash equivalents, restricted cash and invested assets as of June 30, 2022.
Off-balance sheet commitments, guarantees and contractual obligations
As of June 30, 2022, we were committed to fund $1,409 million in limited partnership investments, $75 million of bank loan investments which had not yet been drawn, $64 million in commercial mortgage loan investments and $24 million in private placement investments.
As of December 31, 2021, Genworth Holdings had an obligation with GE pursuant to a Tax Matters Agreement, which was recorded in other liabilities in our condensed consolidated balance sheet. On April 14, 2022, Genworth Holdings satisfied its remaining obligation of $55 million under the Tax Matters Agreement with GE.
As of June 30, 2022, there have been no material additions or changes to guarantees provided by Genworth Financial and Genworth Holdings as compared to the amounts disclosed within our 2021 Annual Report on Form 10-K filed on February 28, 2022.

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
The supplemental condensed consolidating financial information presents the condensed consolidating balance sheet information as of June 30, 2022 and December 31, 2021, the condensed consolidating income statement information, the condensed consolidating comprehensive income statement information and the condensed consolidating cash flow statement information for the six months ended June 30, 2022 and for the year ended December 31, 2021.
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

The following table presents the condensed consolidating balance sheet information as of June 30, 2022:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $51,248 and allowance for credit losses of $—)	$—	$—	$49,286	$—	$49,286
Equity securities, at fair value	—	—	243	—	243
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4)	—	—	7,088	—	7,088
Less: Allowance for credit losses	—	—	(23)	—	(23)

Commercial mortgage loans, net	—	—	7,065	—	7,065
Policy loans	—	—	2,178	—	2,178
Limited partnerships	—	—	2,123	—	2,123
Other invested assets	—	50	523	—	573
Investments in subsidiaries	11,851	12,097	—	(23,948)	—

Total investments	11,851	12,147	61,418	(23,948)	61,468
Cash, cash equivalents and restricted cash	—	178	1,546	—	1,724
Accrued investment income	—	—	553	—	553
Deferred acquisition costs	—	—	2,314	—	2,314
Intangible assets	—	—	236	—	236
Reinsurance recoverable	—	—	16,691	—	16,691
Less: Allowance for credit losses	—	—	(60)	—	(60)

Reinsurance recoverable, net	—	—	16,631	—	16,631
Other assets	1	181	230	—	412
Intercompany notes receivable	113	54	—	(167)	—
Deferred tax assets	(1)	433	615	—	1,047
Separate account assets	—	—	4,683	—	4,683

Total assets	$11,964	$12,993	$88,226	$(24,115)	$89,068

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$38,133	$—	$38,133
Policyholder account balances	—	—	17,907	—	17,907
Liability for policy and contract claims	—	—	11,915	—	11,915
Unearned premiums	—	—	614	—	614
Other liabilities	144	6	1,318	—	1,468
Intercompany notes payable	—	113	54	(167)	—
Long-term borrowings	—	1,031	742	—	1,773
Separate account liabilities	—	—	4,683	—	4,683
Liabilities related to discontinued operations	—	1	3	—	4

Total liabilities	144	1,151	75,369	(167)	76,497

Equity:
Common stock	1	—	4	(4)	1
Additional paid-in capital	11,859	12,728	18,144	(30,872)	11,859
Accumulated other comprehensive income (loss)	(145)	(144)	(52)	196	(145)
Retained earnings	2,820	(742)	(6,290)	7,032	2,820
Treasury stock, at cost	(2,715)	—	—	—	(2,715)

Total Genworth Financial, Inc.’s stockholders’ equity	11,820	11,842	11,806	(23,648)	11,820
Noncontrolling interests	—	—	1,051	(300)	751

Total equity	11,820	11,842	12,857	(23,948)	12,571

Total liabilities and equity	$11,964	$12,993	$88,226	$(24,115)	$89,068

The following table presents the condensed consolidating balance sheet information as of December 31, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $52,611 and allowance for credit losses of $—)	$—	$—	$60,480	$—	$60,480
Equity securities, at fair value	—	—	198	—	198
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4)	—	—	6,856	—	6,856
Less: Allowance for credit losses	—	—	(26)	—	(26)

Commercial mortgage loans, net	—	—	6,830	—	6,830
Policy loans	—	—	2,050	—	2,050
Limited partnerships	—	—	1,900	—	1,900
Other invested assets	—	27	793	—	820
Investments in subsidiaries	15,517	15,626	—	(31,143)	—

Total investments	15,517	15,653	72,251	(31,143)	72,278
Cash, cash equivalents and restricted cash	—	331	1,240	—	1,571
Accrued investment income	—	—	647	—	647
Deferred acquisition costs	—	—	1,146	—	1,146
Intangible assets	—	—	143	—	143
Reinsurance recoverable	—	—	16,868	—	16,868
Less: Allowance for credit losses	—	—	(55)	—	(55)

Reinsurance recoverable, net	—	—	16,813	—	16,813
Other assets	5	207	176	—	388
Intercompany notes receivable	—	15	1	(16)	—
Deferred tax assets	4	555	(440)	—	119
Separate account assets	—	—	6,066	—	6,066

Total assets	$15,526	$16,761	$98,043	$(31,159)	$99,171

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$41,528	$—	$41,528
Policyholder account balances	—	—	19,354	—	19,354
Liability for policy and contract claims	—	—	11,841	—	11,841
Unearned premiums	—	—	672	—	672
Other liabilities	4	64	1,443	—	1,511
Intercompany notes payable	12	1	3	(16)	—
Long-term borrowings	—	1,159	740	—	1,899
Separate account liabilities	—	—	6,066	—	6,066
Liabilities related to discontinued operations	—	30	4	—	34

Total liabilities	16	1,254	81,651	(16)	82,905

Equity:
Common stock	1	—	4	(4)	1
Additional paid-in capital	11,858	12,724	18,135	(30,859)	11,858
Accumulated other comprehensive income (loss)	3,861	3,861	3,906	(7,767)	3,861
Retained earnings	2,490	(1,078)	(6,709)	7,787	2,490
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,510	15,507	15,336	(30,843)	15,510
Noncontrolling interests	—	—	1,056	(300)	756

Total equity	15,510	15,507	16,392	(31,143)	16,266

Total liabilities and equity	$15,526	$16,761	$98,043	$(31,159)	$99,171

The following table presents the condensed consolidating income statement information for the six months ended June 30, 2022:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,858	$—	$1,858
Net investment income	(2)	1	1,552	—	1,551
Net investment gains (losses)	—	—	36	—	36
Policy fees and other income	—	—	328	—	328

Total revenues	(2)	1	3,774	—	3,773

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,903	—	1,903
Interest credited	—	—	250	—	250
Acquisition and operating expenses, net of deferrals	15	4	841	—	860
Amortization of deferred acquisition costs and intangibles	—	—	176	—	176
Interest expense	—	26	26	—	52

Total benefits and expenses	15	30	3,196	—	3,241

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(17)	(29)	578	—	532
Provision (benefit) for income taxes	—	(6)	137	—	131
Equity in income of subsidiaries	347	374	—	(721)	—

Income from continuing operations	330	351	441	(721)	401
Loss from discontinued operations, net of taxes	—	(3)	—	—	(3)

Net income	330	348	441	(721)	398
Less: net income from continuing operations attributable to noncontrolling interests	—	—	68	—	68
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—	—

Net income available to Genworth Financial, Inc.’s common stockholders	$330	$348	$373	$(721)	$330

The following table presents the condensed consolidating income statement information for the year ended December 31, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,435	$—	$3,435
Net investment income	(3)	—	3,373	—	3,370
Net investment gains (losses)	—	—	323	—	323
Policy fees and other income	—	(1)	703	2	704

Total revenues	(3)	(1)	7,834	2	7,832

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	4,383	—	4,383
Interest credited	—	—	508	—	508
Acquisition and operating expenses, net of deferrals	25	44	1,154	—	1,223
Amortization of deferred acquisition costs and intangibles	—	—	377	—	377
Interest expense	(1)	109	50	2	160

Total benefits and expenses	24	153	6,472	2	6,651

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(27)	(154)	1,362	—	1,181
Provision (benefit) for income taxes	(1)	(33)	297	—	263
Equity in income of subsidiaries	930	1,041	—	(1,971)	—

Income from continuing operations	904	920	1,065	(1,971)	918
Income from discontinued operations, net of taxes	—	13	14	—	27

Net income	904	933	1,079	(1,971)	945
Less: net income from continuing operations attributable to noncontrolling interests	—	—	33	—	33
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	8	—	8

Net income available to Genworth Financial, Inc.’s common stockholders	$904	$933	$1,038	$(1,971)	$904

The following table presents the condensed consolidating comprehensive income statement information for the six months ended June 30, 2022:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$330	$348	$441	$(721)	$398
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(3,414)	(3,413)	(3,433)	6,777	(3,483)
Net unrealized gains (losses) on securities with an allowance for credit losses	—	—	—	—	—
Derivatives qualifying as hedges	(580)	(580)	(582)	1,162	(580)
Foreign currency translation and other adjustments	(12)	(12)	(12)	24	(12)

Total other comprehensive income (loss)	(4,006)	(4,005)	(4,027)	7,963	(4,075)

Total comprehensive loss	(3,676)	(3,657)	(3,586)	7,242	(3,677)
Less: comprehensive loss attributable to noncontrolling interests	—	—	(1)	—	(1)

Total comprehensive loss available to Genworth Financial, Inc.’s common stockholders	$(3,676)	$(3,657)	$(3,585)	$7,242	$(3,676)

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$904	$933	$1,079	$(1,971)	$945
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(334)	(335)	(371)	670	(370)
Net unrealized gains (losses) on securities with an allowance for credit losses	6	6	6	(12)	6
Derivatives qualifying as hedges	(186)	(186)	(215)	401	(186)
Foreign currency translation and other adjustments	(24)	(24)	149	47	148

Total other comprehensive income (loss)	(538)	(539)	(431)	1,106	(402)

Total comprehensive income	366	394	648	(865)	543
Less: comprehensive income attributable to noncontrolling interests	—	—	177	—	177

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$366	$394	$471	$(865)	$366

The following table presents the condensed consolidating cash flow statement information for the six months ended June 30, 2022:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$330	$348	$441	$(721)	$398
Less loss from discontinued operations, net of taxes	—	3	—	—	3
Adjustments to reconcile net income to net cash from (used by) operating activities:
Equity in income from subsidiaries	(347)	(374)	—	721	—
Dividends from subsidiaries	—	19	(19)	—	—
Amortization of fixed maturity securities discounts and premiums	—	1	(85)	—	(84)
Net investment (gains) losses	—	—	(36)	—	(36)
Charges assessed to policyholders	—	—	(292)	—	(292)
Acquisition costs deferred	—	—	(1)	—	(1)
Amortization of deferred acquisition costs and intangibles	—	—	176	—	176
Deferred income taxes	3	75	50	—	128
Derivative instruments, limited partnerships and other	—	4	(167)	—	(163)
Stock-based compensation expense	15	—	5	—	20
Change in certain assets and liabilities:
Accrued investment income and other assets	4	2	(76)	—	(70)
Insurance reserves	—	—	494	—	494
Current tax liabilities	140	(54)	(86)	—	—
Other liabilities, policy and contract claims and other policy-related balances	6	(3)	(208)	—	(205)
Cash used by operating activities—discontinued operations	—	(31)	—	—	(31)

Net cash from (used by) operating activities	151	(10)	196	—	337

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	1,495	—	1,495
Commercial mortgage loans	—	—	314	—	314
Limited partnerships and other invested assets	—	—	99	—	99
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	1,302	—	1,302
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(1,800)	—	(1,800)
Commercial mortgage loans	—	—	(568)	—	(568)
Limited partnerships and other invested assets	—	—	(297)	—	(297)
Short-term investments, net	—	(25)	1	—	(24)
Policy loans, net	—	—	14	—	14
Intercompany notes receivable, net	(113)	(39)	1	151	—
Capital contributions to subsidiaries	(2)	(6)	8	—	—

Net cash from (used by) investing activities	(115)	(70)	569	151	535

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	314	—	314
Withdrawals from universal life and investment contracts	—	—	(779)	—	(779)
Repayment and repurchase of long-term debt	—	(130)	—	—	(130)
Intercompany notes payable, net	(12)	112	51	(151)	—
Dividends paid to noncontrolling interests	—	—	(4)	—	(4)
Treasury stock acquired in connection with share repurchases	(15)	—	—	—	(15)
Other, net	(9)	(55)	(41)	—	(105)

Net cash used by financing activities	(36)	(73)	(459)	(151)	(719)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	—	—

Net change in cash, cash equivalents and restricted cash	—	(153)	306	—	153
Cash, cash equivalents and restricted cash at beginning of period	—	331	1,240	—	1,571

Cash, cash equivalents and restricted cash at end of period	—	178	1,546	—	1,724
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$178	$1,546	$—	$1,724

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$904	$933	$1,079	$(1,971)	$945
Less income from discontinued operations, net of taxes	—	(13)	(14)	—	(27)
Adjustments to reconcile net income to net cash from (used by) operating activities:
Equity in income from subsidiaries	(930)	(1,041)	—	1,971	—
Dividends from subsidiaries	—	552	(552)	—	—
Amortization of fixed maturity securities discounts and premiums	—	6	(182)	—	(176)
Net investment (gains) losses	—	—	(323)	—	(323)
Charges assessed to policyholders	—	—	(620)	—	(620)
Acquisition costs deferred	—	—	(8)	—	(8)
Amortization of deferred acquisition costs and intangibles	—	—	377	—	377
Deferred income taxes	—	341	(51)	—	290
Derivative instruments, limited partnerships and other	—	75	(434)	—	(359)
Stock-based compensation expense	40	—	—	—	40
Change in certain assets and liabilities:
Accrued investment income and other assets	(1)	9	(137)	—	(129)
Insurance reserves	—	—	642	—	642
Current tax liabilities	(5)	17	(46)	—	(34)
Other liabilities, policy and contract claims and other policy-related balances	(13)	(40)	363	—	310
Cash from (used by) operating activities—discontinued operations	—	(564)	73	—	(491)

Net cash from (used by) operating activities	(5)	275	167	—	437

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	4,162	—	4,162
Commercial mortgage loans	—	—	874	—	874
Limited partnerships and other invested assets	—	—	255	—	255
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	2,273	—	2,273
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(5,216)	—	(5,216)
Commercial mortgage loans	—	—	(963)	—	(963)
Limited partnerships and other invested assets	—	—	(767)	—	(767)
Short-term investments, net	—	—	18	—	18
Policy loans, net	—	—	57	—	57
Intercompany notes receivable, net	—	4	(1)	(3)	—
Capital contributions to subsidiaries	(2)	—	2	—	—
Proceeds from sale of business, net of cash transferred	—	—	270	—	270
Cash used by investing activities—discontinued operations	—	—	(67)	—	(67)

Net cash from (used by) investing activities	(2)	4	897	(3)	896

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	669	—	669
Withdrawals from universal life and investment contracts	—	—	(2,071)	—	(2,071)
Repayment and repurchase of long-term debt	—	(1,541)	—	—	(1,541)
Intercompany notes payable, net	12	1	(16)	3	—
Proceeds from sale of subsidiary shares to noncontrolling interests	—	529	—	—	529
Dividends paid to noncontrolling interests	—	—	(37)	—	(37)
Other, net	(5)	(15)	52	—	32

Net cash from (used by) financing activities	7	(1,026)	(1,403)	3	(2,419)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $(1) related to discontinued operations)	—	—	1	—	1

Net change in cash, cash equivalents and restricted cash	—	(747)	(338)	—	(1,085)
Cash, cash equivalents and restricted cash at beginning of period	—	1,078	1,578	—	2,656

Cash, cash equivalents and restricted cash at end of period	—	331	1,240	—	1,571
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$331	$1,240	$—	$1,571

Genworth Financial’s and Genworth Holdings’ insurance subsidiaries are subject to oversight by applicable insurance laws and regulations as to the amount of dividends they may pay to their parent in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Enact Holdings’ ability to pay dividends is limited in part by such regulatory restrictions on its insurance subsidiaries. In addition, the GSEs have imposed certain restrictions on Enact Holdings with respect to the amount of holding company cash it must retain in connection with its outstanding debt. For additional information on the GSE Restrictions, see “Item 2—Enact segment—Trends and conditions.” Although the business performance and financial results of our U.S. life insurance subsidiaries have improved significantly, as of December 31, 2021, they had negative unassigned surplus of approximately $1.0 billion under statutory accounting and as a result, we do not expect these subsidiaries to pay dividends for the foreseeable future.
For additional information on Genworth Financial’s capital management plans, including a new share repurchase program, see “Item 2—Liquidity and Capital Resources.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. We may have additional financial impacts other than changes in estimated fair value, which are beyond the scope of this discussion.
There have been no material changes to our market risk exposures since December 31, 2021, except as described below. As a result of the increase in interest rates during the six months ended June 30, 2022, we have experienced a significant decrease in the fair value of our fixed maturity securities. Due to the increase in interest rates during the six months ended June 30, 2022 and the expectation that interest rates will continue to rise throughout the remainder of 2022 driven by U.S. Federal Reserve monetary tightening, we have updated our interest rate sensitivity analysis as of June 30, 2022. In addition to the updated sensitivity analysis below, see “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions, including changes in interest rates.
Sensitivity Analysis
Interest Rate Risk
One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential changes in fair value resulting from a hypothetical increase in interest rates of 100 basis points across all maturities. This is referred to as a parallel shift in the yield curve. Note that all impacts noted below exclude any effects of deferred taxes unless otherwise noted.
Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed maturity securities to decrease by approximately $3.5 billion based on the fair value of our fixed maturity securities as of June 30, 2022, as compared to an estimated decrease of $4.7 billion under this model as of December 31, 2021. The decrease in the impact of the parallel shift in the yield curve as of June 30, 2022 compared to December 31, 2021 was principally due to the decrease in the fair value of our fixed maturity securities in the current year due to increasing interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2022
During the three months ended June 30, 2022, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See note 12 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.
Item 1A. Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2021 Annual Report on Form 10-K, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of June 30, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Common Stock
The following table sets forth information regarding Genworth Financial’s share repurchases during the three months ended June 30, 2022:

(Dollar amounts in millions, except share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar amount of shares that may yet be purchased under the program (1)
May 1, 2022 through May 31, 2022	3,869,494	$3.88	3,869,494	$335

Total	3,869,494		3,869,494

(1)
On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock. Under the program, share repurchases may be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and number of shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization has no expiration date and may be modified, suspended or terminated at any time. For additional information on the share repurchase program, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6. Exhibits

Number	Description

10.1§	Separation Agreement and Release, dated December 21, 2021, between Genworth Financial, Inc. and Ward Bobitz (filed herewith)

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Daniel J. Sheehan IV (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Daniel J. Sheehan IV (filed herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

§	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)

Date: August 3, 2022

	By:	/s/ Jerome T. Upton
Jerome T. Upton
Senior Vice President and Controller (Principal Accounting Officer)

149