Form 10-Q
period 2022-09-30
GENWORTH FINANCIAL INC
filed 2022-11-03
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October
26
, 2022, 496,365,640 shares of Class A Common Stock, par value $0.001 per sha re, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value and share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $51,248 and $52,611, respectively, and allowance for credit losses of $— as of September 30, 2022 and December 31, 2021)	$46,215	$60,480
Equity securities, at fair value	274	198
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4 as of September 30, 2022 and December 31, 2021)	7,086	6,856
Less: Allowance for credit losses	(23)	(26)

Commercial mortgage loans, net	7,063	6,830
Policy loans	2,153	2,050
Limited partnerships	2,195	1,900
Other invested assets	590	820

Total investments	58,490	72,278
Cash, cash equivalents and restricted cash	1,561	1,571
Accrued investment income	616	647
Deferred acquisition costs	2,247	1,146
Intangible assets	237	143
Reinsurance recoverable	16,619	16,868
Less: Allowance for credit losses	(61)	(55)

Reinsurance recoverable, net	16,558	16,813
Other assets	399	388
Deferred tax asset	1,533	119
Separate account assets	4,298	6,066

Total assets	$85,939	$99,171

Liabilities and equity
Liabilities:
Future policy benefits	$38,095	$41,528
Policyholder account balances	17,589	19,354
Liability for policy and contract claims	12,004	11,841
Unearned premiums	597	672
Other liabilities	1,679	1,511
Long-term borrowings	1,622	1,899
Separate account liabilities	4,298	6,066
Liabilities related to discontinued operations	6	34

Total liabilities	75,890	82,905

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 600 million and 596 million shares issued as of September 30, 2022 and December 31, 2021, respectively; 503 million and 508 million shares outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	11,865	11,858
Accumulated other comprehensive income (loss)	(2,765)	3,861
Retained earnings	2,924	2,490
Treasury stock, at cost (97 million and 88 million shares as of September 30, 2022 and December 31, 2021, respectively)	(2,734)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	9,291	15,510
Noncontrolling interests	758	756

Total equity	10,049	16,266

Total liabilities and equity	$85,939	$99,171

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Premiums	$934	$944	$2,792	$2,859
Net investment income	808	859	2,359	2,504
Net investment gains (losses)	(69)	88	(33)	191
Policy fees and other income	166	179	494	542

Total revenues	1,839	2,070	5,612	6,096

Benefits and expenses:
Benefits and other changes in policy reserves	1,180	1,143	3,083	3,522
Interest credited	128	123	378	381
Acquisition and operating expenses, net of deferrals	240	290	1,100	869
Amortization of deferred acquisition costs and intangibles	79	106	255	269
Interest expense	26	35	78	129

Total benefits and expenses	1,653	1,697	4,894	5,170

Income from continuing operations before income taxes	186	373	718	926
Provision for income taxes	52	67	183	201

Income from continuing operations	134	306	535	725
Income from discontinued operations, net of taxes	5	12	2	28

Net income	139	318	537	753
Less: net income from continuing operations attributable to noncontrolling interests	35	4	103	4
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	8

Net income available to Genworth Financial, Inc.’s common stockholders	$104	$314	$434	$741

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$99	$302	$432	$721
Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	5	12	2	20

Net income available to Genworth Financial, Inc.’s common stockholders	$104	$314	$434	$741

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.20	$0.59	$0.85	$1.42

Diluted	$0.19	$0.59	$0.84	$1.40

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.21	$0.62	$0.86	$1.46

Diluted	$0.20	$0.61	$0.85	$1.44

Weighted-average common shares outstanding:
Basic	504.0	507.4	507.1	506.8

Diluted	509.4	514.2	513.7	514.4

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Net income	$139	$318	$537	$753

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(2,510)	7	(5,993)	(373)
Net unrealized gains (losses) on securities with an allowance for credit losses	—	—	—	6
Derivatives qualifying as hedges	(135)	(12)	(715)	(220)
Foreign currency translation and other adjustments	—	(4)	(12)	134

Total other comprehensive income (loss)	(2,645)	(9)	(6,720)	(453)

Total comprehensive income (loss)	(2,506)	309	(6,183)	300
Less: comprehensive income attributable to noncontrolling interests	10	3	9	158

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(2,516)	$306	$(6,192)	$142

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)
(Unaudited)

	Three months ended September 30, 2022
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, I nc.’s stockholders’ equity	Noncontrolling interests	Total equity

Balances as of June 30, 2022	$1	$11,859	$(145)	$2,820	$(2,715)	$11,820	$751	$12,571
Comprehensive income (loss):
Net income	—	—	—	104	—	104	35	139
Other comprehensive loss, net of taxes	—	—	(2,620)	—	—	(2,620)	(25)	(2,645)

Total comprehensive income (loss)						(2,516)	10	(2,506)
Treasury stock acquired in connection with share repurchases	—	—	—	—	(19)	(19)	—	(19)
Dividends to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Stock-based compensation expense and exercises and other	—	6	—	—	—	6	1	7

Balances as of September 30, 2022	$1	$11,865	$(2,765)	$2,924	$(2,734)	$9,291	$758	$10,049

	Three months ended September 30, 2021
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity

Balances as of June 30, 2021	$1	$12,018	$3,834	$2,011	$(2,700)	$15,164	$—	$15,164
Initial sale of subsidiary shares to noncontrolling interests	—	(171)	(26)	—	—	(197)	773	576
Comprehensive income (loss):
Net income	—	—	—	314	—	314	4	318
Other comprehensive loss, net of taxes	—	—	(8)	—	—	(8)	(1)	(9)

Total comprehensive income						306	3	309
Stock-based compensation expense and exercises and other	—	3	—	—	—	3	—	3

Balances as of September 30, 2021	$1	$11,850	$3,800	$2,325	$(2,700)	$15,276	$776	$16,052

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY, CONTINUED
(Amounts in millions)
(Unaudited)

	Nine months ended September 30, 2022
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity

Balances as of December 31, 2021	$1	$11,858	$3,861	$2,490	$(2,700)	$15,510	$756	$16,266
Comprehensive income (loss):
Net income	—	—	—	434	—	434	103	537
Other comprehensive loss, net of taxes	—	—	(6,626)	—	—	(6,626)	(94)	(6,720)

Total comprehensive income (loss)						(6,192)	9	(6,183)
Treasury stock acquired in connection with share repurchases	—	—	—	—	(34)	(34)	—	(34)
Dividends to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Stock-based compensation expense and exercises and other	—	7	—	—	—	7	1	8

Balances as of September 30, 2022	$1	$11,865	$(2,765)	$2,924	$(2,734)	$9,291	$758	$10,049

	Nine months ended September 30, 2021
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity

Balances as of December 31, 2020	$1	$12,008	$4,425	$1,584	$(2,700)	$15,318	$502	$15,820
Initial sale of subsidiary shares to noncontrolling interests	—	(171)	(26)	—	—	(197)	773	576
Sale of business that included noncontrolling interests	—	—	—	—	—	—	(657)	(657)
Comprehensive income (loss):
Net income	—	—	—	741	—	741	12	753
Other comprehensive income (loss), net of taxes	—	—	(599)	—	—	(599)	146	(453)

Total comprehensive income						142	158	300
Stock-based compensation expense and exercises and other	—	13	—	—	—	13	—	13

Balances as of September 30, 2021	$1	$11,850	$3,800	$2,325	$(2,700)	$15,276	$776	$16,052

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine months ended
	September 30,
	2022	2021
Cash flows from (used by) operating activities:
Net income	$537	$753
Less income from discontinued operations, net of taxes	(2)	(28)
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums	(127)	(138)
Net investment (gains) losses	33	(191)
Charges assessed to policyholders	(444)	(472)
Acquisition costs deferred	—	(6)
Amortization of deferred acquisition costs and intangibles	255	269
Deferred income taxes	183	202
Derivative instruments, limited partnerships and other	(250)	(252)
Stock-based compensation expense	29	32
Change in certain assets and liabilities:
Accrued investment income and other assets	(104)	(117)
Insurance reserves	717	678
Current tax liabilities	(4)	(8)
Other liabilities, policy and contract claims and other policy-related balances	(147)	56
Cash used by operating activities—discontinued operations	(31)	(488)

Net cash from operating activities	645	290

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	2,154	3,253
Commercial mortgage loans	514	601
Limited partnerships and other invested assets	146	176
Proceeds from sales of investments:
Fixed maturity and equity securities	2,061	1,591
Purchases and originations of investments:
Fixed maturity and equity securities	(3,222)	(4,181)
Commercial mortgage loans	(765)	(743)
Limited partnerships and other invested assets	(491)	(447)
Short-term investments, net	24	(24)
Policy loans, net	31	40
Proceeds from sale of business, net of cash transferred	—	270
Cash used by investing activities—discontinued operations	—	(67)

Net cash from investing activities	452	469

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	466	511
Withdrawals from universal life and investment contracts	(1,190)	(1,582)
Repayment and repurchase of long-term debt	(284)	(1,003)
Proceeds from sale of subsidiary shares to noncontrolling interests	—	529
Treasury stock acquired in connection with share repurchases	(34)	—
Dividends paid to noncontrolling interests	(8)	—
Other, net	(57)	67

Net cash used by financing activities	(1,107)	(1,478)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $— and $(1) related to discontinued operations for the nine months ended September 30, 2022 and 2021, respectively)	—	—

Net change in cash, cash equivalents and restricted cash	(10)	(719)
Cash, cash equivalents and restricted cash at beginning of period	1,571	2,656

Cash, cash equivalents and restricted cash at end of period	1,561	1,937
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$1,561	$1,937

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Formation of Genworth and Basis of Presentation
Genworth Holdings, Inc. (“Genworth Holdings”) (formerly known as Genworth Financial, Inc.) was incorporated in Delaware in 2003 in preparation for an initial public offering (“IPO”) of its common stock, which was completed on May 28, 2004. On April 1, 2013, Genworth Holdings completed a holding company reorganization pursuant to which Genworth Holdings became a direct, 100% owned subsidiary of a new p
ublic holding company that it had formed. The new public holding company was incorporated in Delaware on December 5, 2012, in connection with the reorganization, and was renamed Genworth Financial, Inc. (“Genworth Financial”) upon the completion of the reorganization.
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
On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock. Pursuant to the program, during the nine months ended September 30, 2022, Genworth Financial repurchased 8,980,350 shares of its common stock at an average price of $3.81 per share for a total cash outlay of $34 million, including costs paid in connection with acquiring the shares. The repurchased shares were recorded at cost and presented as treasury stock in a separate caption in equity in our condensed consolidated balance sheet. Genworth Financial also authorized share repurchases through a Rule
10b5-1
trading plan under which 6,274,166 shares of its common stock were repurchased in
October 2022 at an average price of $4.00 per share for a total cash outlay of $25 million, leaving approximately $291 million that may yet be purchased under the share repurchase program. Under the program, share repurchases may be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including through Rule
10b5-1
trading plans. The timing and number of future shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization has no expiration date and may be modified, suspended or terminated at any time.
(2) Accounting Changes
Accounting Pronouncements Recently Adopted
On April 1, 2022, we elected to early adopt new accounting guidance related to troubled debt restructurings and the vintage disclosures included within the accounting guidance for credit losses on financial instruments. The guidance eliminates the recognition and measurement requirements for troubled debt restructurings and requires creditors to instead apply existing guidance related to loan refinancing and restructuring to determine whether a modification results in a new loan or a continuation of an existing loan. The guidance also expands disclosures for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requires the presentation of gross write-offs by year of origination. We were permitted to early adopt this new accounting guidance as we adopted the accounting guidance related to credit losses on financial instruments on January 1, 2020. In accordance with the new accounting guidance, we adopted this guidance prospectively as of January 1, 2022, which did not have any impact at adoption.
Accounting Pronouncements Not Yet Adopted
In June 2022, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance related to the fair value measurement of equity securities subject to contractual sale restrictions. The guidance clarifies existing fair value guidance on measuring the fair value of an equity security subject to contractual sale restrictions and adds new disclosures related to these securities. This guidance is currently effective for us on January 1, 2024 using the prospective method, with early adoption permitted, which we do not intend to elect. We do not expect a significant impact from this guidance on our condensed consolidated financial statements and disclosures.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In August 2018, the FASB issued new accounting guidance that significantly changes the recognition and measurement of long-duration insurance contracts and expands disclosure requirements, which impacts deferred acquisition costs (“DAC”) and insurance liabilities in our U.S. life insurance companies. In accordance with the guidance, the more significant changes include:

•
cash flow assumptions used to estimate the liability for future policy benefits and related reinsurance recoverables will be reviewed at least annually in the same period each year or more frequently if actual experience indicates a change is required. Changes in cash flow assumptions will be recorded in net income (loss) using a retrospective approach with a cumulative catch-up adjustment by recalculating the net premium ratio (which will be capped at 100%) using actual historical and updated future cash flow assumptions;

•
the assumption for the discount rate used to determine the liability for future policy benefits and related reinsurance recoverables will be a current upper-medium grade (low credit risk) fixed-income instrument yield, commonly interpreted to be a single-A rated bond rate, with the same duration as the corresponding liability, and is updated quarterly, with changes in the discount rate recorded in other comprehensive income (loss);

•
traditional and limited payment long-duration insurance contracts will be grouped, at a minimum, into annual cohorts by contract issue date for the purpose of measuring the liability for future policy benefits;

•	the provision for adverse deviation, the premium deficiency test and shadow accounting for traditional long-duration insurance contracts will be eliminated;

•
market risk benefits associated with deposit-type contracts will be measured at fair value with changes related to instrument-specific credit risk recorded in other comprehensive income (loss) and remaining changes recorded in net income (loss);

•	the amortization method of DAC will generally be on a straight-line basis over the expected contract term; and

•	disclosures will be greatly expanded in accordance with the new accounting guidance.
This guidance is effective for us on January 1, 2023 using the modified retrospective method or retrospective method for all topics except for market risk benefits, which is required to be applied using the retrospective method as of January 1, 2021 (“Transition Date”), with early adoption permitted. We do not intend to early adopt this guidance and have elected to apply the modified retrospective transition method for all permitted topics, with impacts of adoption applied as of the Transition Date. When we adopt this guidance on January 1, 2023, beginning retained earnings and accumulated other comprehensive income (loss) will be adjusted, starting with the Transition Date through years ended 2021 and 2022, and comparable prior periods will be re-presented in accordance with the new standard.
We expect the most significant impact at the Transition Date will be a decrease in the accumulated other comprehensive income (loss) of our long-term care insurance business due to the requirement to remeasure the liability for future policy benefits and related reinsurance recoverables using a single-A rated bond rate as of the Transition Date, which was materially lower than our current locked-in discount rate, partially offset by the elimination of shadow adjustments. We currently estimate a decrease in the accumulated other comprehensive income (loss) of our long-term care insurance business of approximately
$12.0
billion to

$13.0
billion as of the Transition Date, net of taxes and a favorable after-tax impact related to the elimination of shadow adjustments of

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

approximately $4.0 billion.
Upon adoption of this new accounting guidance, our insurance liabilities will be sensitive to movements in interest rates, which will likely result in volatility to our equity. For example, if we applied September 30, 2022 interest rates on the Transition Date of January 1, 2021, and held all other factors constant, the change in accumulated other comprehensive income (loss) of our long-term care insurance business would have been positive, more than reversing the estimated decrease of approximately $12.0 billion to $13.0 billion at the Transition Date.
Our implementation efforts continue to progress and corporate governance has been established to support the implementation of this new standard. We remain focused on obtaining necessary data, modifying systems, identifying and developing key inputs and assumptions and establishing policies, systems and internal controls necessary to implement this new accounting guidance, which we will continue to enhance and refine until implementation. Our current estimate for the transition impact on accumulated other comprehensive income (loss) related to our long-term care insurance business is subject to change as we continue to refine aspects of our implementation and these changes may be material. In addition, our implementation efforts are not complete; we have not yet determined the full impact the other components of this new accounting guidance will have on our condensed consolidated financial statements, including our life insurance and annuity products, retained earnings and total equity.
While the new guidance will have a significant impact on existing U.S. GAAP financial statements and disclosures, it will not impact the underlying economics of the business, statutory net income or risk-based capital. As we progress through our implementation, we will continue to assess the full impact to our condensed consolidated financial statements both as of the Transition Date and in subsequent periods.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) Earnings Per Share
Basic and diluted earnings per share are calculated by dividing each income category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2022	2021	2022	2021

Weighted-average shares used in basic earnings per share calculations	504.0	507.4	507.1	506.8
Potentially dilutive securities:
Stock options, restricted stock units and other equity-based awards	5.4	6.8	6.6	7.6

Weighted-average shares used in diluted earnings per share calculations	509.4	514.2	513.7	514.4

Income from continuing operations:
Income from continuing operations	$134	$306	$535	$725
Less: net income from continuing operations attributable to noncontrolling interests	35	4	103	4

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$99	$302	$432	$721

Basic per share	$0.20	$0.59	$0.85	$1.42

Diluted per share	$0.19	$0.59	$0.84	$1.40

Income from discontinued operations:
Income from discontinued operations, net of taxes	$5	$12	$2	$28
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	8

Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$5	$12	$2	$20

Basic per share	$0.01	$0.02	$—	$0.04

Diluted per share	$0.01	$0.02	$—	$0.04

Net income:
Income from continuing operations	$134	$306	$535	$725
Income from discontinued operations, net of taxes	5	12	2	28

Net income	139	318	537	753
Less: net income attributable to noncontrolling interests	35	4	103	12

Net income available to Genworth Financial, Inc.’s common stockholders	$104	$314	$434	$741

Basic per share (1)	$0.21	$0.62	$0.86	$1.46

Diluted per share (1)	$0.20	$0.61	$0.85	$1.44

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Fixed maturity securities—taxable	$576	$614	$1,734	$1,821
Fixed maturity securities—non-taxable	2	2	4	5
Equity securities	3	2	7	7
Commercial mortgage loans	81	93	240	274
Policy loans	55	47	156	137
Limited partnerships	38	59	77	144
Other invested assets	67	63	196	179
Cash, cash equivalents, restricted cash and short-term investments	7	1	8	1

Gross investment income before expenses and fees	829	881	2,422	2,568
Expenses and fees	(21)	(22)	(63)	(64)

Net investment income	$808	$859	$2,359	$2,504

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(Amounts in millions)	2022	2021	2022	2021
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$11	$11	$26	$23
Realized losses	(38)	—	(65)	(7)

Net realized gains (losses) on available-for-sale fixed maturity securities	(27)	11	(39)	16
Net realized gains (losses) on equity securities sold	—	—	—	(7)
Net realized gains (losses) on limited partnerships	—	—	—	3

Total net realized investment gains (losses)	(27)	11	(39)	12

Net change in allowance for credit losses on available-for-sale fixed maturity securities	—	—	—	(6)
Write-down of available-for-sale fixed maturity securities (1)	—	—	(2)	(1)
Net unrealized gains (losses) on equity securities still held	(13)	(1)	(46)	(3)
Net unrealized gains (losses) on limited partnerships	(24)	75	35	174
Commercial mortgage loans	—	3	3	1
Derivative instruments (2)	(5)	(3)	8	9
Other	—	3	8	5

Net investment gains (losses)	$(69)	$88	$(33)	$191

(1)	Represents write-down of securities deemed uncollectible or that we intend to sell or will be required to sell prior to recovery of the amortized cost basis.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

1
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

See Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2021 Annual Report on Form
10-K
for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale
fixed maturity securities. There was no allowance for credit losses related to our available-for-sale
fixed maturity securities as of and for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021. The following table represents the allowance for credit losses aggregated by security type for available-for-sale
fixed maturity securities as of and for the nine months ended September 30, 2021:

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

(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on
available-for-sale
investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	September 30, 2022	December 31, 2021
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses (1)	$(5,033)	$7,869
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses (1)	—	—
Adjustments to DAC, present value of future profits, sales inducements, benefit reserves and policyholder contract balances	44	(5,487)
Income taxes, net	871	(507)

Net unrealized investment gains (losses)	(4,118)	1,875
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	(79)	15

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(4,039)	$1,860

(1)	Excludes foreign exchange.

1
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of or for the periods indicated:

	As of or for the three months ended September 30,
(Amounts in millions)	2022	2021
Beginning balance	$(1,554)	$1,865
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	(3,098)	(433)
Adjustment to deferred acquisition costs	9	80
Adjustment to present value of future profits	—	(2)
Adjustment to sales inducements	2	3
Adjustment to benefit reserves and policyholder contract balances	50	372
Provision for income taxes	506	(4)

Change in unrealized gains (losses) on investment securities	(2,531)	16
Reclassification adjustments to net investment (gains) losses, net of taxes of $(5) and $3	21	(9)

Change in net unrealized investment gains (losses)	(2,510)	7
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(25)	25

Ending balance	$(4,039)	$1,847

	As of or for the nine months ended September 30,
(Amounts in millions)	2022	2021
Beginning balance	$1,860	$2,214
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	(12,941)	(2,042)
Adjustment to deferred acquisition costs	1,328	(52)
Adjustment to present value of future profits	81	—
Adjustment to sales inducements	26	8
Adjustment to benefit reserves and policyholder contract balances	4,096	1,630
Provision for income taxes	1,386	102

Change in unrealized gains (losses) on investment securities	(6,024)	(354)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(8) and $4	31	(13)

Change in net unrealized investment gains (losses)	(5,993)	(367)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(94)	—

Ending balance	$(4,039)	$1,847

The net unrealized losses on fixed maturity securities recognized during the three and nine months ended September 30, 2022 were largely due to increasing interest rates and widening credit spreads. Amounts

1
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.
(d) Fixed Maturity Securities

As of September 30, 2022, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,430	$104	$(227)	$—	$3,307
State and political subdivisions	2,855	20	(343)	—	2,532
Non-U.S. government	741	11	(130)	—	622
U.S. corporate:
Utilities	4,268	31	(496)	—	3,803
Energy	2,445	23	(262)	—	2,206
Finance and insurance	7,971	45	(957)	—	7,059
Consumer—non-cyclical	4,803	60	(498)	—	4,365
Technology and communications	3,276	29	(432)	—	2,873
Industrial	1,312	10	(161)	—	1,161
Capital goods	2,332	33	(234)	—	2,131
Consumer—cyclical	1,769	9	(194)	—	1,584
Transportation	1,139	26	(115)	—	1,050
Other	347	3	(20)	—	330

Total U.S. corporate	29,662	269	(3,369)	—	26,562

Non-U.S. corporate:
Utilities	812	—	(91)	—	721
Energy	1,061	12	(90)	—	983
Finance and insurance	2,164	34	(240)	—	1,958
Consumer—non-cyclical	658	1	(102)	—	557
Technology and communications	1,007	—	(133)	—	874
Industrial	878	5	(92)	—	791
Capital goods	606	2	(76)	—	532
Consumer—cyclical	317	—	(42)	—	275
Transportation	392	10	(32)	—	370
Other	946	16	(76)	—	886

Total non-U.S. corporate	8,841	80	(974)	—	7,947

Residential mortgage-backed	1,129	9	(69)	—	1,069
Commercial mortgage-backed	2,231	2	(244)	—	1,989
Other asset-backed	2,359	—	(172)	—	2,187

Total available-for-sale fixed maturity securities	$51,248	$495	$(5,528)	$—	$46,215

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

1
9

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of September 30, 2022:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1,525	$(225)	55	$12	$(2)	6	$1,537	$(227)	61
State and political subdivisions	1,706	(305)	287	133	(38)	42	1,839	(343)	329
Non-U.S. government	370	(80)	63	125	(50)	22	495	(130)	85
U.S. corporate	19,668	(2,904)	2,636	1,415	(465)	168	21,083	(3,369)	2,804
Non-U.S. corporate	6,011	(791)	795	542	(183)	84	6,553	(974)	879
Residential mortgage-backed	616	(63)	186	22	(6)	9	638	(69)	195
Commercial mortgage-backed	1,859	(235)	276	59	(9)	9	1,918	(244)	285
Other asset-backed	1,921	(142)	412	224	(30)	47	2,145	(172)	459

Total for fixed maturity securities in an unrealized loss position	$33,676	$(4,745)	4,710	$2,532	$(783)	387	$36,208	$(5,528)	5,097

% Below cost:
<20% Below cost	$28,220	$(2,896)	3,957	$738	$(121)	152	$28,958	$(3,017)	4,109
20%-50% Below cost	5,456	(1,849)	753	1,794	(662)	235	7,250	(2,511)	988

Total for fixed maturity securities in an unrealized loss position	$33,676	$(4,745)	4,710	$2,532	$(783)	387	$36,208	$(5,528)	5,097

Investment grade	$32,131	$(4,509)	4,480	$2,343	$(721)	361	$34,474	$(5,230)	4,841
Below investment grade	1,545	(236)	230	189	(62)	26	1,734	(298)	256

Total for fixed maturity securities in an unrealized loss position	$33,676	$(4,745)	4,710	$2,532	$(783)	387	$36,208	$(5,528)	5,097

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of September 30, 2022:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities

Description of Securities
U.S. corporate:
Utilities	$2,797	$(456)	388	$119	$(40)	27	$2,916	$(496)	415
Energy	1,662	(236)	241	91	(26)	10	1,753	(262)	251
Finance and insurance	5,478	(795)	731	502	(162)	53	5,980	(957)	784
Consumer—non-cyclical	2,846	(436)	334	178	(62)	19	3,024	(498)	353
Technology and communications	2,336	(352)	324	214	(80)	25	2,550	(432)	349
Industrial	892	(143)	116	60	(18)	5	952	(161)	121
Capital goods	1,447	(196)	187	114	(38)	11	1,561	(234)	198
Consumer—cyclical	1,249	(157)	186	128	(37)	15	1,377	(194)	201
Transportation	776	(113)	103	9	(2)	3	785	(115)	106
Other	185	(20)	26	—	—	—	185	(20)	26
Subtotal, U.S. corporate securities	19,668	(2,904)	2,636	1,415	(465)	168	21,083	(3,369)	2,804

Non-U.S. corporate:
Utilities	649	(79)	70	37	(12)	6	686	(91)	76
Energy	711	(86)	76	12	(4)	1	723	(90)	77
Finance and insurance	1,390	(156)	222	247	(84)	37	1,637	(240)	259
Consumer—non-cyclical	482	(85)	56	48	(17)	10	530	(102)	66
Technology and communications	831	(125)	106	24	(8)	4	855	(133)	110
Industrial	547	(73)	78	58	(19)	7	605	(92)	85
Capital goods	432	(63)	56	39	(13)	4	471	(76)	60
Consumer—cyclical	249	(35)	34	26	(7)	7	275	(42)	41
Transportation	190	(27)	29	16	(5)	3	206	(32)	32
Other	530	(62)	68	35	(14)	5	565	(76)	73

Subtotal, non-U.S. corporate securities	6,011	(791)	795	542	(183)	84	6,553	(974)	879

Total for corporate securities in an unrealized loss position	$25,679	$(3,695)	3,431	$1,957	$(648)	252	$27,636	$(4,343)	3,683

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

2
3

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of September 30, 2022 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,132	$1,128
Due after one year through five years	8,221	7,856
Due after five years through ten years	13,227	11,751
Due after ten years	22,949	20,235

Subtotal	45,529	40,970
Residential mortgage-backed	1,129	1,069
Commercial mortgage-backed	2,231	1,989
Other asset-backed	2,359	2,187

Total	$51,248	$46,215

As of September 30, 2022, securities issued by finance and insurance, consumer—non-cyclical,
utilities and technology and communications industry groups represented approximately 26%, 14%, 13% and 11%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of September 30, 2022, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
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
We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	September 30, 2022		December 31, 2021
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,865	40%	$2,774	40%
Office	1,606	23	1,526	22
Industrial	1,504	21	1,420	21
Apartments	573	8	585	9
Mixed use	351	5	330	5
Other	187	3	221	3

Subtotal	7,086	100%	6,856	100%

Allowance for credit losses	(23)		(26)

Total	$7,063		$6,830

2
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2022		December 31, 2021
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,843	26%	$1,770	26%
Pacific	1,347	19	1,360	20
Mountain	1,010	14	892	13
Middle Atlantic	988	14	964	14
West South Central	575	8	483	7
East North Central	459	7	465	7
West North Central	446	6	461	7
East South Central	221	3	224	3
New England	197	3	237	3

Subtotal	7,086	100%	6,856	100%

Allowance for credit losses	(23)		(26)

Total	$7,063		$6,830

As of September 30, 2022, we had no commercial mortgage loans past due or on non-accrual
status. As of December 31, 2021, we had one commercial mortgage loan with an amortized cost of $22 million that was 31 to 60 days past due in the office property type. We wrote off $8 million of this commercial mortgage loan during the year ended December 31, 2021 and it was placed on non-accrual
status as of December 31, 2021. The carrying value of this commercial mortgage loan was written down to the fair value of its collateral and this loan did not have an allowance for credit losses as of December 31, 2021. For a discussion of our policy related to placing commercial mortgage loans on non-accrual
status, see Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2021 Annual Report on Form
10-K.
During the nine months ended September 30, 2022, we did not have any loan modifications or extensions associated with borrowers experiencing financial difficulty that resulted in the consideration of whether to establish a new loan or to continue accounting for the modification or extension under the existing loan. During the year ended December 31, 2021, prior to the adoption of new accounting guidance related to troubled debt restructurings, we did not have any modifications or extensions that were considered troubled debt restructurings.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the allowance for credit losses related to commercial mortgage loans as of or for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2022	2021	2022	2021

Allowance for credit losses:
Beginning balance	$23	$33	$26	$31
Provision	—	(3)	(4)	(1)
Write-offs	—	—	—	—
Recoveries	—	—	1	—

Ending balance	$23	$30	$23	$30

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of September 30, 2022:

(Amounts in millions)	2022	2021	2020	2019	2018	2017 and prior	Total
Debt-to-value:
0% - 50%	$15	$41	$99	$107	$187	$2,028	$2,477
51% - 60%	50	61	77	138	247	790	1,363
61% - 75%	695	830	336	463	385	487	3,196
76% - 100%	—	—	—	8	28	14	50
Greater than 100%	—	—	—	—	—	—	—

Total amortized cost	$760	$932	$512	$716	$847	$3,319	$7,086

Debt service coverage ratio:
Less than 1.00	$7	$9	$6	$39	$59	$145	$265
1.00 - 1.25	17	1	16	27	95	177	333
1.26 - 1.50	188	70	66	165	141	417	1,047
1.51 - 2.00	496	618	209	274	350	1,120	3,067
Greater than 2.00	52	234	215	211	202	1,460	2,374

Total amortized cost	$760	$932	$512	$716	$847	$3,319	$7,086

The following tables set forth the
debt-to-value
of commercial mortgage loans by property type as of the dates indicated:

	September 30, 2022
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$935	$614	$1,288	$28	$—	$2,865
Office	443	278	871	14	—	1,606
Industrial	709	269	526	—	—	1,504
Apartments	186	98	281	8	—	573
Mixed use	95	80	176	—	—	351
Other	109	24	54	—	—	187

Total amortized cost	$2,477	$1,363	$3,196	$50	$—	$7,086

% of total	35%	19%	45%	1%	—%	100%

Weighted-average debt service coverage ratio	2.35	1.98	1.63	1.35	—	1.95

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2021
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total

Property type:
Retail	$853	$611	$1,310	$—	$—	$2,774
Office	505	395	604	—	22	1,526
Industrial	745	240	435	—	—	1,420
Apartments	200	102	283	—	—	585
Mixed use	120	70	140	—	—	330
Other	57	121	43	—	—	221

Total amortized cost	$2,480	$1,539	$2,815	$—	$22	$6,856

% of total	36%	23%	41%	—%	—%	100%

Weighted-average debt service coverage ratio	2.36	1.83	1.61	—	0.68	1.93

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	September 30, 2022
(Amounts in millions)	Less than 1.00	1.00 -1.25	1.26 -1.50	1.51 - 2.00	Greater than 2.00	Total

Property type:
Retail	$90	$73	$483	$1,383	$836	$2,865
Office	82	144	157	672	551	1,606
Industrial	19	45	173	592	675	1,504
Apartments	6	19	159	244	145	573
Mixed use	26	16	45	162	102	351
Other	42	36	30	14	65	187

Total amortized cost	$265	$333	$1,047	$3,067	$2,374	$7,086

% of total	4%	5%	15%	43%	33%	100%

Weighted-average debt-to-value	61%	62%	63%	60%	44%	55%

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

(f) Limited Partnerships or Similar Entities
Investments in limited partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing
member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of September 30, 2022 and December 31, 2021, the total carrying value of these investments was $2,100 million and $1,829 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.
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

2
9

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	September 30, 2022	December 31, 2021	Balance sheet classification	September 30, 2022	December 31, 2021
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$25	$364	Other liabilities	$460	$26
Foreign currency swaps	Other invested assets	32	6	Other liabilities	—	—

Total cash flow hedges		57	370		460	26

Total derivatives designated as hedges		57	370		460	26

Derivatives not designated as hedges
Equity index options	Other invested assets	38	42	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	—	2	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable (1)	18	19	Policyholder account balances (2)	259	271
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	219	294
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	15	25

Total derivatives not designated as hedges		56	63		493	590

Total derivatives		$113	$433		$953	$616

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.
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

(Notional in millions)	Measurement	December 31, 2021	Additions	Maturities/ terminations	September 30, 2022

Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$7,653	$782	$(140)	$8,295
Foreign currency swaps	Notional	127	17	—	144

Total cash flow hedges		7,780	799	(140)	8,439

Total derivatives designated as hedges		7,780	799	(140)	8,439

Derivatives not designated as hedges
Equity index options	Notional	1,446	707	(957)	1,196
Financial futures	Notional	946	2,899	(2,938)	907
Other foreign currency contracts	Notional	83	—	(83)	—

Total derivatives not designated as hedges		2,475	3,606	(3,978)	2,103

Total derivatives		$10,255	$4,405	$(4,118)	$10,542

(Number of policies)	Measurement	December 31, 2021	Additions	Maturities/ terminations	September 30, 2022
Derivatives not designated as hedges

GMWB embedded derivatives	Policies	21,804	—	(1,427)	20,377
Fixed index annuity embedded derivatives	Policies	9,344	—	(1,567)	7,777
Indexed universal life embedded derivatives	Policies	806	—	(24)	782
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended September 30, 2022:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income

Interest rate swaps hedging assets	$(125)	$55	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	3	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	15	—	Net investment income	—	Net investment gains (losses)

Total	$(110)	$58		$—

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended September 30, 2021:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income

Interest rate swaps hedging assets	$27	$58	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	5	—	Net investment income	—	Net investment gains (losses)

Total	$32	$58		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the nine months ended September 30, 2022:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income

Interest rate swaps hedging assets	$(780)	$167	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	5	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(2)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	27	1	Net investment income	—	Net investment gains (losses)

Total	$(753)	$171		$—

The following table provides information about the pre-tax income effects of cash flow hedges for the nine months ended September 30, 2021:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income

Interest rate swaps hedging assets	$(188)	$162	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	36	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	6	—	Net investment income	—	Net investment gains (losses)

Total	$(146)	$162		$—

The following tables provide a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2022	2021
Derivatives qualifying as effective accounting hedges as of July 1	$1,445	$2,003
Current period increases (decreases) in fair value, net of deferred taxes of $12 and $(7)	(98)	25
Reclassification to net (income), net of deferred taxes of $21 in both periods	(37)	(37)

Derivatives qualifying as effective accounting hedges as of September 30	$1,310	$1,991

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30,
(Amounts in millions)	2022	2021
Derivatives qualifying as effective accounting hedges as of January 1	$2,025	$2,211
Current period increases (decreases) in fair value, net of deferred taxes of $149 and $31	(604)	(115)
Reclassification to net (income), net of deferred taxes of $60 and $57	(111)	(105)
Derivatives qualifying as effective accounting hedges as of September 30	$1,310	$1,991

The total of derivatives designated as cash flow hedges of $1,310 million, net of taxes, recorded in stockholders’ equity as of September 30, 2022 is expected to be reclassified to net income in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $144 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the nine months ended September 30, 2022 and 2021, we reclassified $7 million and $8 million, respectively, to net income in connection with forecasted transactions that were no longer considered probable of occurring.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2022	2021	2022	2021
Interest rate swaps	$—	$(1)	$—	$2	Net investment gains (losses)
Equity index options	5	—	(2)	9	Net investment gains (losses)
Financial futures	(34)	—	(64)	(102)	Net investment gains (losses)
GMWB embedded derivatives	22	(4)	28	103	Net investment gains (losses)
Fixed index annuity embedded derivatives	(5)	(3)	18	(21)	Net investment gains (losses)
Indexed universal life embedded derivatives	4	4	23	17	Net investment gains (losses)

Total derivatives not designated as hedges	$(8)	$(4)	$3	$8

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	September 30, 2022			December 31, 2021
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives

Amounts presented in the balance sheet:
Gross amounts recognized	$95	$460	$(365)	$414	$26	$388
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	95	460	(365)	414	26	388
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(33)	(33)	—	(20)	(20)	—
Collateral received	(47)	—	(47)	(308)	—	(308)
Collateral pledged	—	(948)	948	—	(536)	536
Over collateralization	—	521	(521)	2	530	(528)

Net amount	$15	$—	$15	$88	$—	$88

(1)	Does not include amounts related to embedded derivatives as of September 30, 2022 and December 31, 2021.
(2)
Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

3
5

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
Fixed maturity securities, equity securities and short-term investments
The fair value of fixed maturity securities, equity securities and short-term investments are estimated primarily based on information derived from third-party pricing services (“pricing services”), internal models and/or broker quotes, which use a market approach, income approach or a combination of the market and income approach depending on the type of instrument and availability of information. In general, a market approach is utilized if there is readily available and relevant market activity for an individual security. In certain cases where market information is not available for a specific security but is available for similar securities, that security is valued using market information for similar securities, which is also a market approach. When market information is not available for a specific security (or similar securities) or is available but such information is less relevant or reliable, an income approach or a combination of a market and income approach is utilized. For securities with optionality, such as call or prepayment features (including mortgage-backed or asset-backed securities), an income approach may be used. In addition, a combination of the results from market and income approaches may be used to estimate fair value. These valuation techniques may change from period to period, based on the relevance and availability of market data.
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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium,

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of September 30, 2022.
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
A summary of the inputs used for our fixed maturity securities, equity securities and short-term investments based on the level in which instruments are classified is included below. We have combined certain classes of instruments together as the nature of the inputs is similar.
Level 1 measurements
Equity securities.
The primary inputs to the valuation of exchange-traded equity securities include quoted prices for the identical instrument.
Separate account assets.
The fair value of separate account assets is based on the quoted prices of the underlying fund investments and, therefore, represents Level 1 pricing.
Level 2 measurements
Fixed maturity securities

•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, 88% of our portfolio was priced using third-party pricing services as of September 30, 2022. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation

3
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of September 30, 2022:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$3,307	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,476	Multi-dimensional attribute- based modeling systems, third- party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$620	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$23,111	Multi-dimensional attribute- based modeling systems, broker quotes, price quotes from market makers, OAS-based models
Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$6,225	Multi-dimensional attribute- based modeling systems, OAS- based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$1,044	OAS-based models, single factor binomial models, internally priced
Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors,
TRACE reports

Commercial mortgage-backed	$1,977	Multi-dimensional attribute- based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model
Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$2,077	Multi-dimensional attribute- based modeling systems, spread matrix priced to swap curves, price quotes from market makers
Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data,
collateral performance, analysis of prepayment speeds, cash
flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Internal models:
A portion of our U.S. corporate and
non-U.S.
corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,405 million and $848 million, respectively, as of September 30, 2022. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

Equity securities.
The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.
Short-term investments.
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Fixed maturity securities

•
Broker quotes:
A portion of our state and political subdivisions,
non-U.S.
government, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $287 million as of September 30, 2022.

•
Internal models:
A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $2,838 million as of September 30, 2022.

Equity securities.
The primary inputs to the valuation include broker quotes where the underlying inputs are unobservable and for internal models, structure of the security and issuer rating.

3
9

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Equity index options.
We
have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of September 30, 2022, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
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
Non-performance
risk is integrated into the discount rate used to value GMWB liabilities. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance
risk of the GMWB liabilities. As of September 30, 2022 and December 31, 2021, the impact of non-performance
risk resulted in a lower fair value of our GMWB liabilities of $37 million and $49 million, respectively.
We classify the GMWB valuation as Level 3 based on having significant unobservable inputs, with equity index volatility and non-performance risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the GMWB liabilities will increase. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the GMWB liability. Additionally, we consider lapse and utilization assumptions to be significant unobservable inputs. An increase in our lapse assumption would decrease the fair value of the GMWB liability, whereas an increase in our utilization rate would increase the fair value. As of September 30, 2022, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
Fixed index annuity and indexed universal life embedded derivatives
We have fixed index annuity and indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of September 30, 2022, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2022
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,307	$—	$3,307	$—	$—
State and political subdivisions	2,532	—	2,476	56	—
Non-U.S. government	622	—	620	2	—
U.S. corporate:
Utilities	3,803	—	3,035	768	—
Energy	2,206	—	2,091	115	—
Finance and insurance	7,059	—	6,430	629	—
Consumer—non-cyclical	4,365	—	4,283	82	—
Technology and communications	2,873	—	2,849	24	—
Industrial	1,161	—	1,129	32	—
Capital goods	2,131	—	2,094	37	—
Consumer—cyclical	1,584	—	1,471	113	—
Transportation	1,050	—	997	53	—
Other	330	—	137	193	—

Total U.S. corporate	26,562	—	24,516	2,046	—

Non-U.S. corporate:
Utilities	721	—	446	275	—
Energy	983	—	861	122	—
Finance and insurance	1,958	—	1,835	123	—
Consumer—non-cyclical	557	—	483	74	—
Technology and communications	874	—	849	25	—
Industrial	791	—	745	46	—
Capital goods	532	—	440	92	—
Consumer—cyclical	275	—	200	75	—
Transportation	370	—	349	21	—
Other	886	—	865	21	—

Total non-U.S. corporate	7,947	—	7,073	874	—

Residential mortgage-backed	1,069	—	1,044	25	—
Commercial mortgage-backed	1,989	—	1,977	12	—
Other asset-backed	2,187	—	2,077	110	—

Total fixed maturity securities	46,215	—	43,090	3,125	—

Equity securities	274	189	50	35	—
Limited partnerships	1,707	—	—	24	1,683
Other invested assets:
Derivative assets:
Interest rate swaps	25	—	25	—	—
Foreign currency swaps	32	—	32	—	—
Equity index options	38	—	—	38	—

Total derivative assets	95	—	57	38	—

Short-term investments	2	—	2	—	—

Total other invested assets	97	—	59	38	—

Reinsurance recoverable (2)	18	—	—	18	—
Separate account assets	4,298	4,298	—	—	—

Total assets	$52,609	$4,487	$43,199	$3,240	$1,683

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1 2022,	Total realized and unrealized gains (losses)								Ending balance as of September 30, 2022	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI

Fixed maturity securities:
State and political subdivisions	$63	$—	$(7)	$—	$—	$—	$—	$—	$—	$56	$—	$(8)
Non-U.S. government	3	—	—	—	(1)	—	—	—	—	2	—	—
U.S. corporate:
Utilities	810	—	(59)	23	—	—	(6)	—	—	768	—	(58)
Energy	122	—	(6)	—	—	—	(1)	—	—	115	—	(6)
Finance and insurance	654	—	(32)	16	—	—	(9)	—	—	629	—	(33)
Consumer—non-cyclical	86	—	(3)	—	—	—	(1)	—	—	82	—	(3)
Technology and communications	25	—	(1)	—	—	—	—	—	—	24	—	(1)
Industrial	33	—	(1)	—	—	—	—	—	—	32	—	—
Capital goods	38	—	(1)	—	—	—	—	—	—	37	—	(2)
Consumer—cyclical	119	—	(5)	—	—	—	(1)	—	—	113	—	(5)
Transportation	56	—	(2)	—	—	—	(1)	—	—	53	—	(2)
Other	207	—	(6)	—	(7)	—	(1)	—	—	193	—	(7)

Total U.S. corporate	2,150	—	(116)	39	(7)	—	(20)	—	—	2,046	—	(117)

Non-U.S. corporate:
Utilities	309	—	(16)	—	—	—	(18)	—	—	275	—	(17)
Energy	133	—	(4)	—	—	—	(7)	—	—	122	—	(3)
Finance and insurance	132	2	(11)	—	—	—	—	—	—	123	2	(12)
Consumer—non-cyclical	67	—	(2)	9	—	—	—	—	—	74	—	(2)
Technology and communications	26	—	(1)	—	—	—	—	—	—	25	—	(1)
Industrial	69	—	(3)	—	—	—	(20)	—	—	46	—	(3)
Capital goods	115	—	(4)	—	—	—	(19)	—	—	92	—	(3)
Consumer—cyclical	79	—	(4)	—	—	—	—	—	—	75	—	(4)
Transportation	21	—	—	—	—	—	—	—	—	21	—	(1)
Other	22	—	(1)	—	—	—	—	—	—	21	—	(1)

Total non-U.S. corporate	973	2	(46)	9	—	—	(64)	—	—	874	2	(47)

Residential mortgage-backed	30	—	(1)	—	—	—	—	—	(4)	25	—	—
Commercial mortgage-backed	14	—	(3)	—	—	—	—	1	—	12	—	(2)
Other asset-backed	129	—	(5)	26	—	—	(2)	—	(38)	110	—	(4)

Total fixed maturity securities	3,362	2	(178)	74	(8)	—	(86)	1	(42)	3,125	2	(178)

Equity securities	35	—	—	—	—	—	—	—	—	35	—	—
Limited partnerships	23	1	—	—	—	—	—	—	—	24	1	—
Other invested assets:
Derivative assets:
Equity index options	30	5	—	3	—	—	—	—	—	38	(5)	—

Total derivative assets	30	5	—	3	—	—	—	—	—	38	(5)	—

Total other invested assets	30	5	—	3	—	—	—	—	—	38	(5)	—

Reinsurance recoverable (2)	19	(1)	—	—	—	—	—	—	—	18	(1)	—

Total Level 3 assets	$3,469	$7	$(178)	$77	$(8)	$—	$(86)	$1	$(42)	$3,240	$(3)	$(178)

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

4
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Total realized and									Total gains (losses)
	Beginning balance as of July 1, 2021	unrealized gains								Ending balance as of September 30, 2021	attributable to
		(losses)									assets still held
		Included in net income	Included in OCI					Transfer	Transfer		Included
								into	out of		in net	Included
(Amounts in millions)				Purchases	Sales	Issuances	Settlements	Level 3 (1)	Level 3 (1)		income	in OCI
Fixed maturity securities:
State and political subdivisions	$75	$1	$3	$—	$—	$—	$—	$—	$—	$79	$1	$3
Non-U.S. government	—	—	—	2	—	—	—	—	—	2	—	—
U.S. corporate:
Utilities	842	—	(5)	46	—	—	(3)	—	—	880	—	(5)
Energy	77	—	—	50	—	—	(3)	8	—	132	—	—
Finance and insurance	661	—	(5)	72	—	—	(20)	—	(31)	677	—	(4)
Consumer—non-cyclical	109	—	(1)	—	—	—	—	—	(3)	105	—	—
Technology and communications	30	—	(1)	—	—	—	—	—	—	29	—	(1)
Industrial	20	—	—	—	—	—	—	—	—	20	—	—
Capital goods	59	—	—	—	—	—	(10)	—	—	49	—	—
Consumer—cyclical	139	—	—	—	—	—	(2)	—	—	137	—	—
Transportation	67	—	—	—	—	—	(2)	—	—	65	—	—
Other	198	—	—	—	—	—	(23)	—	(1)	174	—	—

Total U.S. corporate	2,202	—	(12)	168	—	—	(63)	8	(35)	2,268	—	(10)

Non-U.S. corporate:
Utilities	348	—	(4)	—	—	—	—	—	—	344	—	(3)
Energy	152	—	(1)	—	—	—	(5)	—	—	146	—	(1)
Finance and insurance	202	1	—	1	—	—	(10)	—	(33)	161	1	(1)
Consumer—non-cyclical	74	1	(1)	—	—	—	(13)	3	—	64	—	—
Technology and communications	28	—	—	—	—	—	—	—	—	28	—	—
Industrial	94	1	(2)	—	—	—	(14)	—	—	79	—	—
Capital goods	181	—	3	19	—	—	—	—	—	203	—	2
Consumer—cyclical	147	—	—	—	—	—	—	—	(72)	75	—	—
Transportation	83	3	(2)	—	—	—	(30)	—	—	54	—	(1)
Other	53	6	(2)	—	—	—	(30)	—	—	27	—	—

Total non-U.S. corporate	1,362	12	(9)	20	—	—	(102)	3	(105)	1,181	1	(4)

Residential mortgage-backed	13	—	—	—	—	—	(1)	10	—	22	—	—
Commercial mortgage-backed	20	—	(1)	1	—	—	—	—	—	20	—	—
Other asset-backed	88	—	—	36	—	—	(6)	—	—	118	—	—

Total fixed maturity securities	3,760	13	(19)	227	—	—	(172)	21	(140)	3,690	2	(11)

Equity securities	38	—	—	—	—	—	(1)	—	—	37	—	—
Limited partnerships	26	—	—	—	—	—	—	—	—	26	—	—
Other invested assets:
Derivative assets:
Equity index options	47	—	—	5	—	—	(19)	—	—	33	(1)	—

Total derivative assets	47	—	—	5	—	—	(19)	—	—	33	(1)	—

Total other invested assets	47	—	—	5	—	—	(19)	—	—	33	(1)	—

Reinsurance recoverable (2)	18	1	—	—	—	—	—	—	—	19	1	—

Total Level 3 assets	$3,889	$14	$(19)	$232	$—	$—	$(192)	$21	$(140)	$3,805	$2	$(11)

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Total realized and									Total gains (losses)
	Beginning balance as of January 1, 202 2	unrealized gains								Ending balance as of September 30, 202 2	attributable to
		(losses)									assets still held
		Included in net income	Included in OCI					Transfer	Transfer		Included
								into	out of		in net	Included
(Amounts in millions)				Purchases	Sales	Issuances	Settlements	Level 3 (1)	Level 3 (1)		income	in OCI
Fixed maturity securities:
State and political subdivisions	$82	$2	$(28)	$—	$—	$—	$—	$—	$—	$56	$2	$(29)
Non-U.S. government	2	—	—	2	(2)	—	—	—	—	2	—	—
U.S. corporate:
Utilities	950	—	(224)	58	—	—	(7)	2	(11)	768	—	(223)
Energy	76	—	(21)	—	—	—	(8)	68	—	115	—	(21)
Finance and insurance	685	—	(155)	167	—	—	(12)	—	(56)	629	—	(149)
Consumer—non-cyclical	104	—	(14)	—	—	—	(8)	—	—	82	—	(14)
Technology and communications	29	—	(5)	—	—	—	—	—	—	24	—	(5)
Industrial	37	—	(5)	—	—	—	—	—	—	32	—	(4)
Capital goods	45	—	(8)	—	—	—	—	—	—	37	—	(8)
Consumer—cyclical	137	—	(20)	—	—	—	(4)	—	—	113	—	(20)
Transportation	64	—	(8)	5	—	—	(4)	—	(4)	53	—	(8)
Other	254	—	(29)	—	(7)	—	(8)	—	(17)	193	—	(29)

Total U.S. corporate	2,381	—	(489)	230	(7)	—	(51)	70	(88)	2,046	—	(481)

Non-U.S. corporate:
Utilities	345	—	(62)	10	—	—	(18)	—	—	275	—	(62)
Energy	145	—	(18)	3	—	—	(8)	—	—	122	—	(18)
Finance and insurance	160	4	(41)	—	—	—	—	—	—	123	4	(42)
Consumer—non-cyclical	63	—	(9)	9	—	—	—	11	—	74	—	(9)
Technology and communications	28	—	(3)	—	—	—	—	—	—	25	—	(3)
Industrial	93	—	(13)	—	—	—	(20)	—	(14)	46	—	(12)
Capital goods	173	—	(19)	—	(10)	—	(52)	—	—	92	—	(18)
Consumer—cyclical	76	—	(18)	—	—	—	—	17	—	75	—	(18)
Transportation	53	—	(3)	—	—	—	(29)	—	—	21	—	(4)
Other	26	—	(5)	—	—	—	—	—	—	21	—	(4)

Total non-U.S. corporate	1,162	4	(191)	22	(10)	—	(127)	28	(14)	874	4	(190)

Residential mortgage-backed	27	—	(4)	13	—	—	(2)	4	(13)	25	—	(2)
Commercial mortgage-backed	16	—	(5)	—	—	—	—	1	—	12	—	(5)
Other asset-backed	138	—	(17)	72	(6)	—	(5)	—	(72)	110	—	(14)

Total fixed maturity securities	3,808	6	(734)	339	(25)	—	(185)	103	(187)	3,125	6	(721)

Equity securities	37	—	—	—	(1)	—	—	—	(1)	35	—	—
Limited partnerships	26	(2)	—	—	—	—	—	—	—	24	(2)	—
Other invested assets:
Derivative assets:
Equity index options	42	(2)	—	11	—	—	(13)	—	—	38	14	—

Total derivative assets	42	(2)	—	11	—	—	(13)	—	—	38	14	—

Total other invested assets	42	(2)	—	11	—	—	(13)	—	—	38	14	—

Reinsurance recoverable (2)	19	(1)	—	—	—	—	—	—	—	18	(1)	—

Total Level 3 assets	$3,932	$1	$(734)	$350	$(26)	$—	$(198)	$103	$(188)	$3,240	$17	$(721)

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Total realized and									Total gains (losses)
	Beginning balance as of January 1, 202 1	unrealized gains								Ending balance as of September 30, 202 1	attributable to
		(losses)									assets still held
		Included in net income	Included in OCI					Transfer	Transfer		Included
								into	out of		in net	Included
(Amounts in millions)				Purchases	Sales	Issuances	Settlements	Level 3 (1)	Level 3 (1)		income	in OCI
Fixed maturity securities:
State and political subdivisions	$66	$3	$10	$—	$—	$—	$—	$—	$—	$79	$3	$10
Non-U.S. government	—	—	—	2	—	—	—	—	—	2	—	—
U.S. corporate:
Utilities	842	—	(12)	62	—	—	(17)	18	(13)	880	—	(11)
Energy	128	—	4	50	—	—	(6)	8	(52)	132	—	—
Finance and insurance	607	—	(10)	145	—	—	(45)	17	(37)	677	—	(9)
Consumer—non-cyclical	109	—	(2)	—	—	—	(2)	3	(3)	105	—	(2)
Technology and communications	47	—	(1)	12	—	—	—	4	(33)	29	—	(2)
Industrial	40	—	—	—	—	—	(20)	—	—	20	—	—
Capital goods	60	—	(1)	—	—	—	(10)	—	—	49	—	(1)
Consumer—cyclical	150	—	(1)	—	—	—	(4)	—	(8)	137	—	(1)
Transportation	70	—	—	—	—	—	(5)	—	—	65	—	—
Other	219	—	(2)	—	—	—	(29)	6	(20)	174	—	—

Total U.S. corporate	2,272	—	(25)	269	—	—	(138)	56	(166)	2,268	—	(26)

Non-U.S. corporate:
Utilities	352	—	(6)	30	—	—	(8)	—	(24)	344	—	(6)
Energy	245	—	7	—	—	—	(27)	—	(79)	146	—	3
Finance and insurance	305	2	1	1	(2)	—	(62)	—	(84)	161	3	(12)
Consumer—non-cyclical	67	1	(2)	8	—	—	(13)	3	—	64	—	(1)
Technology and communications	28	—	—	—	—	—	—	—	—	28	—	—
Industrial	95	1	(3)	—	—	—	(14)	—	—	79	—	(1)
Capital goods	178	—	1	24	—	—	—	—	—	203	—	1
Consumer—cyclical	146	—	—	16	—	—	—	—	(87)	75	—	—
Transportation	109	3	(2)	—	—	—	(49)	—	(7)	54	—	—
Other	83	6	(3)	—	—	—	(44)	—	(15)	27	—	(1)

Total non-U.S. corporate	1,608	13	(7)	79	(2)	—	(217)	3	(296)	1,181	3	(17)

Residential mortgage-backed	14	—	—	—	—	—	(2)	10	—	22	—	—
Commercial mortgage-backed	20	—	(1)	1	—	—	—	—	—	20	—	(1)
Other asset-backed	109	—	1	39	—	—	(15)	2	(18)	118	—	1

Total fixed maturity securities	4,089	16	(22)	390	(2)	—	(372)	71	(480)	3,690	6	(33)

Equity securities	51	—	—	—	(8)	—	(6)	—	—	37	—	—
Limited partnerships	17	1	—	8	—	—	—	—	—	26	1	—
Other invested assets:
Derivative assets:
Equity index options	63	9	—	15	—	—	(54)	—	—	33	3	—

Total derivative assets	63	9	—	15	—	—	(54)	—	—	33	3	—

Total other invested assets	63	9	—	15	—	—	(54)	—	—	33	3	—

Reinsurance recoverable (2)	26	(8)	—	—	—	1	—	—	—	19	(8)	—

Total Level 3 assets	$4,246	$18	$(22)	$413	$(10)	$1	$(432)	$71	$(480)	$3,805	$2	$(33)

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Total realized and unrealized gains (losses) included in net income:
Net investment income	$2	$13	$6	$16
Net investment gains (losses)	5	1	(5)	2

Total	$7	$14	$1	$18

Total gains (losses) included in net income attributable to assets still held:
Net investment income	$2	$2	$6	$6
Net investment gains (losses)	(5)	—	11	(4)

Total	$(3)	$2	$17	$2

The amount presented for realized and unrealized gains (losses) included in net income for fixed maturity securities primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2022:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$740	Credit spreads	62bps - 304bps	183bps
Energy	Internal models	44	Credit spreads	153bps - 324bps	230bps
Finance and insurance	Internal models	623	Credit spreads	66bps - 316bps	226bps
Consumer—non-cyclical	Internal models	82	Credit spreads	67bps - 324bps	167bps
Technology and communications	Internal models	24	Credit spreads	120bps - 202bps	169bps
Industrial	Internal models	32	Credit spreads	151bps - 280bps	209bps
Capital goods	Internal models	37	Credit spreads	82bps - 269bps	180bps
Consumer—cyclical	Internal models	113	Credit spreads	103bps - 251bps	180bps
Transportation	Internal models	44	Credit spreads	40bps - 208bps	138bps
Other	Internal models	145	Credit spreads	108bps - 226bps	134bps

Total U.S. corporate	Internal models	$1,884	Credit spreads	40bps - 324bps	193bps

Non-U.S. corporate:
Utilities	Internal models	$275	Credit spreads	84bps - 288bps	166bps
Energy	Internal models	114	Credit spreads	108bps - 280bps	185bps
Finance and insurance	Internal models	122	Credit spreads	131bps - 230bps	192bps
Consumer—non-cyclical	Internal models	71	Credit spreads	67bps - 242bps	152bps
Technology and communications	Internal models	25	Credit spreads	108bps - 153bps	140bps
Industrial	Internal models	46	Credit spreads	82bps - 226bps	171bps
Capital goods	Internal models	92	Credit spreads	67 bps - 324bps	203bps
Consumer—cyclical	Internal models	48	Credit spreads	151 bps - 226bps	190bps
Transportation	Internal models	20	Credit spreads	151 bps - 226bps	165bps
Other	Internal models	21	Credit spreads	95 bps - 172bps	146bps

Total non-U.S. corporate	Internal models	$834	Credit spreads	67 bps - 324bps	176bps

Derivative assets:
Equity index options	Discounted cash flows	$38	Equity index volatility	6% - 31%	23%

(1)	Unobservable inputs weighted by the relative fair value of the associated instrument for fixed maturity securities and by notional for derivative assets.
Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2022
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$259	$—	$—	$259
Fixed index annuity embedded derivatives	219	—	—	219
Indexed universal life embedded derivatives	15	—	—	15

Total policyholder account balances	493	—	—	493

Derivative liabilities:
Interest rate swaps	460	—	460	—

Total derivative liabilities	460	—	460	—

Total liabilities	$953	$—	$460	$493

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	December 31, 2021
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$271	$—	$—	$271
Fixed index annuity embedded derivatives	294	—	—	294
Indexed universal life embedded derivatives	25	—	—	25

Total policyholder account balances	590	—	—	590

Derivative liabilities:
Interest rate swaps	26	—	26	—

Total derivative liabilities	26	—	26	—

Total liabilities	$616	$—	$26	$590

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

		Total realized and									Total (gains) losses
	Beginning balance as of July 1,	unrealized (gains)								Ending balance as of September 30,	attributable to
		losses									liabilities still held
		Included in net						Transfer	Transfer		Included
			Included					into	out of		in net	Included
(Amounts in millions)	2022	(income)	in OCI	Purchases	Sales	Issuances	Settlements	Level 3	Level 3	2022	(income)	in OCI

Policyholder account balances:
GMWB embedded derivatives (1)	$277	$(23)	$—	$—	$—	$5	$—	$—	$—	$259	$(23)	$—
Fixed index annuity embedded derivatives	233	5	—	—	—	—	(18)	—	(1)	219	5	—
Indexed universal life embedded derivatives	16	(4)	—	—	—	3	—	—	—	15	(4)	—

Total policyholder account balances	526	(22)	—	—	—	8	(18)	—	(1)	493	(22)	—

Total Level 3 liabilities	$526	$(22)	$—	$—	$—	$8	$(18)	$—	$(1)	$493	$(22)	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of July 1, 2021	Total realized and unrealized (gains)								Ending balance as of September 30, 2021	Total (gains) losses attributable to
		losses									liabilities still held
		Included in net (income)	Included in OCI					Transfer	Transfer		Included
								into	out of		in net	Included
(Amounts in millions)				Purchases	Sales	Issuances	Settlements	Level 3	Level 3		(income)	in OCI

Policyholder account balances:
GMWB embedded derivatives (1)	$275	$5	$—	$—	$—	$6	$—	$—	$—	$286	$5	$—
Fixed index annuity embedded derivatives	339	3	—	—	—	—	(30)	—	—	312	3	—
Indexed universal life embedded derivatives	24	(4)	—	—	—	6	—	—	—	26	(4)	—

Total policyholder account balances	638	4	—	—	—	12	(30)	—	—	624	4	—

Total Level 3 liabilities	$638	$4	$—	$—	$—	$12	$(30)	$—	$—	$624	$4	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Total realized and									Total (gains) losses
	Beginning balance as of January 1, 2022	unrealized (gains)								Ending balance as of September 30, 2022	attributable to
		losses									liabilities still held
		Included in net (income)	Included in OCI					Transfer	Transfer		Included
								into	out of		in net	Included
(Amounts in millions)				Purchases	Sales	Issuances	Settlements	Level 3	Level 3		(income)	in OCI

Policyholder account balances:
GMWB embedded derivatives (1)	$271	$(29)	$—	$—	$—	$17	$—	$—	$—	$259	$(22)	$—
Fixed index annuity embedded derivatives	294	(18)	—	—	—	—	(55)	—	(2)	219	(18)	—
Indexed universal life embedded derivatives	25	(23)	—	—	—	13	—	—	—	15	(23)	—

Total policyholder account balances	590	(70)	—	—	—	30	(55)	—	(2)	493	(63)	—

Total Level 3 liabilities	$590	$(70)	$—	$—	$—	$30	$(55)	$—	$(2)	$493	$(63)	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

		Total realized and									Total (gains) losses
	Beginning balance as of January 1, 2021	unrealized (gains)								Ending balance as of September 30, 2021	attributable to
		losses									liabilities still held
		Included in net (income)	Included in OCI					Transfer	Transfer		Included
								into	out of		in net	Included
(Amounts in millions)				Purchases	Sales	Issuances	Settlements	Level 3	Level 3		(income)	in OCI

Policyholder account balances:
GMWB embedded derivatives (1)	$379	$(111)	$—	$—	$—	$18	$—	$—	$—	$286	$(106)	$—
Fixed index annuity embedded derivatives	399	21	—	—	—	—	(108)	—	—	312	21	—
Indexed universal life embedded derivatives	26	(17)	—	—	—	17	—	—	—	26	(17)	—

Total policyholder account balances	804	(107)	—	—	—	35	(108)	—	—	624	(102)	—

Total Level 3 liabilities	$804	$(107)	$—	$—	$—	$35	$(108)	$—	$—	$624	$(102)	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

5
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(Amounts in millions)	2022	2021	2022	2021

Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(22)	4	(70)	(107)

Total	$(22)	$4	$(70)	$(107)

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(22)	4	(63)	(102)

Total	$(22)	$4	$(63)	$(102)

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

5
3

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2022:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average (1)
Policyholder account balances:
			Withdrawal utilization rate	61% - 88%	77%
			Lapse rate	2% - 9%	2%
			Non-performance risk (credit spreads)	37bps - 83bps	70 bps
GMWB embedded derivatives (2)	Stochastic cash flow model	$259	Equity index volatility	21% - 30%	25%
Fixed index annuity embedded derivatives	Option budget method	$219	Expected future interest credited	— % - 3%	1%
Indexed universal life embedded derivatives	Option budget method	$15	Expected future interest credited	2% - 14%	5%

(1)	Unobservable inputs weighted by the policyholder account balances associated with the instrument.
(2)
Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance. The unobservable inputs associated with GMWB embedded derivatives are not interrelated and therefore, a directional change in one input will not affect the other inputs.

Assets and Liabilities Not Required to Be Carried at Fair Value
Assets and liabilities that are reflected in the accompanying unaudited condensed consolidated financial statements at fair value are not included in the following disclosure of fair value. Such items include cash, cash equivalents and restricted cash, short-term investments, investment securities, separate accounts and derivative instruments. Apart from certain of our borrowings and certain marketable securities, few of the instruments are actively traded and their fair values must often be determined using models. The fair value estimates are made at a specific point in time, based upon available market information and judgments about the financial instruments, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets.

5
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	September 30, 2022
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$7,063	$6,499	$—	$—	$6,499
Bank loan investments		(1)	453	440	—	—	440
Liabilities:
Long-term borrowings		(1)	1,622	1,276	—	1,276	—
Investment contracts		(1)	7,734	7,611	—	—	7,611
Other firm commitments:
Commitments to fund bank loan investments	$91		—	—	—	—	—
Ordinary course of business lending commitments	49		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

	December 31, 2021
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,830	$7,224	$—	$—	$7,224
Bank loan investments		(1)	363	370	—	—	370
Liabilities:
Long-term borrowings		(1)	1,899	1,767	—	1,767	—
Investment contracts		(1)	8,657	9,352	—	—	9,352
Other firm commitments:
Commitments to fund bank loan investments	$141		—	—	—	—	—
Ordinary course of business lending commitments	125		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
As of September 30, 2022 and December 31, 2021, we also had $27 million and $4 million, respectively, of real estate owned assets included in other invested assets in our condensed consolidated balance sheets, which are initially recorded at fair value less estimated selling costs (the carrying value) and are subsequently valued at the lower of the carrying value or current fair value less estimated selling costs. These properties are recorded at carrying value, which was the fair value as of September 30, 2022 and December 31, 2021. The fair value of the real estate owned assets is classified as Level 2.
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
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

sold without approval of the general partner. We receive distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years five to ten of the typical contractual life of ten to 12 years.
The following table presents the carrying value of limited partnerships and commitments to fund as of the dates indicated:

	September 30, 2022		December 31, 2021
(Amounts in millions)	Carrying value	Commitments to fund	Carrying value	Commitments to fund

Limited partnerships accounted for at NAV:
Private equity funds (1)	$1,545	$1,044	$1,312	$950
Real estate funds (2)	76	108	67	101
Infrastructure funds (3)	62	29	57	13

Total limited partnerships accounted for at NAV	1,683	1,181	1,436	1,064

Limited partnerships accounted for at fair value	24	1	26	1
Limited partnerships accounted for under equity method of accounting	488	150	437	120
Low-income housing tax credits (4)	—	—	1	—

Total	$2,195	$1,332	$1,900	$1,185

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

(7) Deferred Acquisition Costs
The following table presents the activity impacting deferred acquisition costs (“DAC”) for the dates indicated:

	As of or for the nine months
	ended September 30,
(Amounts in millions)	2022	2021
Unamortized beginning balance	$2,438	$2,809
Costs deferred	—	6
Amortization, net of interest accretion	(227)	(247)

Unamortized ending balance	2,211	2,568
Accumulated effect of net unrealized investment (gains) losses	36	(1,375)

Ending balance	$2,247	$1,193

5
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We regularly review DAC to determine if it is recoverable from future income. During the nine months ended September 30, 2022 and 2021, we recorded DAC impairments of $52 million and $76 million, respectively, in our universal and term universal life insurance products due principally to lower future estimated gross profits. As of September 30, 2022 and 2021, all of our other products had sufficient future income and therefore the related DAC was recoverable.
As of September 30, 2022 and 2021, shadow accounting adjustments increased (decreased) the DAC balance by $36 million and $(1,375)
million, respectively, with an offsetting amount recorded in accumulated other comprehensive income (loss). As of September 30, 2021, the majority of the shadow accounting adjustments were recorded in our long-term care insurance business, which reduced its DAC balance to zero. As of September 30, 2022, due to the higher interest rate environment, there were no shadow accounting adjustments in our long-term care insurance business. There was no impact to net income related to our shadow accounting adjustments.
(8) Liability for Policy and Contract Claims
The following table sets forth changes in our liability for policy and contract claims as of the dates indicated:

	As of or for the nine months ended September 30,
(Amounts in millions)	2022	2021

Beginning balance	$11,841	$11,486
Less reinsurance recoverables	(2,388)	(2,431)

Net beginning balance	9,453	9,055

Incurred related to insured events of:
Current year	3,075	2,978
Prior years	(642)	(439)

Total incurred	2,433	2,539

Paid related to insured events of:
Current year	(722)	(793)
Prior years	(1,821)	(1,763)

Total paid	(2,543)	(2,556)

Interest on liability for policy and contract claims	314	304

Net ending balance	9,657	9,342
Add reinsurance recoverables	2,347	2,401

Ending balance	$12,004	$11,743

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

5
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the nine months ended September 30, 2022, the favorable development of $642 million related to insured events of prior years was primarily attributable to our long-term care insurance business largely related to favorable claim terminations mostly attributable to higher mortality, favorable development on prior year incurred but not reported claims and favorable experience on pending claims that did not become an active claim. The coronavirus pandemic (“COVID-19”) significantly increased mortality on our most vulnerable claimants and temporarily decreased the number of new claims submitted. As of September 30, 2022 and December 31, 2021, the balance of incremental claim reserves recorded in connection with changes to claims incidence and mortality experience resulting from COVID-19 was $150 million and $209 million, respectively. For the nine months ended September 30, 2022, we reduced our incremental claim reserves associated with insured events of prior years by $77 million as the impacts of COVID-19 lessened.
The favorable development related to insured events of prior years was also attributable to our Enact segment, predominantly associated with $251 million of favorable reserve adjustments for the nine months ended September 30, 2022 primarily related to COVID-19 delinquencies in 2020 curing at levels above original reserve expectations.
(9) Borrowings
(a) Short-Term Borrowings
Enact Holdings’ Revolving Credit Facility
On June 30, 2022, Enact Holdings entered into a credit agreement with a syndicate of lenders that provides for a five-year unsecured revolving credit facility in the initial aggregate principal amount of $200 million, including the ability for Enact Holdings to increase the commitments under the credit facility on an uncommitted basis, by an additional aggregate principal amount of up to $100 million. Any borrowings under Enact Holdings’ credit facility will bear interest at a per annum rate equal to a floating rate tied to a standard short-term borrowing index selected at Enact Holdings’ option, plus an applicable margin, pursuant to the terms of the credit agreement. The applicable margin is based on Enact Holdings’ ratings established by certain debt rating agencies for its outstanding debt. Enact Holdings’ credit facility includes customary representations, warranties, covenants, terms and conditions. As of September 30, 2022, Enact Holdings was in compliance with all covenants and the credit facility remained undrawn.
(b) Long-Term Borrowings
The following table sets forth total long-term borrowings as of the dates indicated:

(Amounts in millions)	September 30, 2022	December 31, 2021
Genworth Holdings
4.80% Senior Notes, due 2024	$—	$282
6.50 % Senior Notes, due 2034 (1)	298	298
Floating Rate Junior Subordinated Notes, due 2066	598	598

Subtotal	896	1,178
Bond consent fees	(10)	(12)
Deferred borrowing charges	(6)	(7)

Total Genworth Holdings	880	1,159

Enact Holdings
6.50 % Senior Notes, due 2025 (2)	750	750
Deferred borrowing charges	(8)	(10)

Total Enact Holdings	742	740

Total	$1,622	$1,899

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the first half of 2022, Genworth Holdings repurchased $130 million principal
amount of its 4.80% senior notes due in 2024 for a
pre-tax
loss of $4 million and paid accrued interest thereon. On September 21, 2022, Genworth Holdings early redeemed the remainder of its 4.80% senior notes originally scheduled to mature in February 2024 and wrote off $1 million of bond consent fees and

deferred borrowing costs
.
The senior notes were fully redeemed with a cash payment of $155 million, comprised of the outstanding principal balance of $152 million, accrued interest of $1 million and a make-whole premium of $2 million.
(10) Income Taxes
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase in rate resulting from:
Tax on income from terminated swaps	5.6	2.3	3.6	2.7
Reduction in uncertain tax positions	—	(5.7)	—	(2.3)
Non-deductible expenses	1.2	0.4	0.7	0.5
Other, net	0.2	—	0.2	(0.2)

Effective rate	28.0%	18.0%	25.5%	21.7%

The effective tax rate for the three and nine months ended September 30, 2022 was above the statutory U.S. federal income tax rate of 21% largely due to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income. The effective tax rate for the three months ended September 30, 2021 was below the statutory U.S. federal income tax rate of 21%
primarily attributable to a reduction in uncertain tax positions due to the expiration of certain statute of limitations.
The increase in the effective tax rate for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily attributable to higher tax expense on certain forward starting swap gains in relation to pre-tax income in the current year and a reduction in uncertain tax positions due to the expiration of certain statute of limitations in the prior year that did not recur.
Our ability to realize our deferred tax assets is largely dependent upon generating sufficient taxable income and capital gains in future years. As of September 30, 2022 and December 31, 2021, our tax valuation allowance was $585 million and $382 million, respectively. Given the change in our unrealized gains (losses) on our fixed maturity securities and forward starting swaps in the current year due to rising interest rates and the corresponding reduction in the amount of unrealized capital gains expected to be available in the future to offset our capital loss carryforwards and other capital deferred tax assets, we recorded an additional valuation allowance of
$200
million during the nine months ended September 30, 2022, which included
 $150
million in the third quarter of 2022, through accumulated other comprehensive income (loss) related to capital deferred tax assets.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
During the three
and nine
months ended September 30, 2022, we paid a
pre-tax
make-whole premium of $2 million and wrote off $1 million of bond consent fees and
deferred borrowing costs related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in February 2024. During the three and ni
n
e
months ended September 30, 2021, we paid a
pre-tax
make-whole premium of $6 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in September 2021. During the nine months ended September 30, 2022 and 2021, we repurchased $130 million and $146 million, respectively, principal amount of Genworth Holdings’ senior notes due in February 2024 and September 2021, respectively, for a pre-tax
loss of $4 million in both periods.
We recorded a
pre-tax
expense of $3 million for the three months ended September 30, 2021, and $1 million and $29 million for the nine months ended September 30, 2022 and 2021, respectively, related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses.
In the third quarter of 2022, we incurred $6
million of pre-tax pension plan termination costs related to one of our defined benefit pension plans. There were no other infrequent or unusual items excluded from adjusted operating income during the periods presented.

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2022	2021	2022	2021

Revenues:
Enact segment	$275	$281	$818	$845
U.S. Life Insurance segment:
Long-term care insurance	1,092	1,256	3,320	3,622
Life insurance	302	320	951	997
Fixed annuities	91	127	299	381

U.S. Life Insurance segment	1,485	1,703	4,570	5,000

Runoff segment	73	81	209	245

Corporate and Other activities	6	5	15	6

Total revenues	$1,839	$2,070	$5,612	$6,096

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2022	2021	2022	2021

Net income available to Genworth Financial, Inc.’s common stockholders	$104	$314	$434	$741
Add: net income from continuing operations attributable to noncontrolling interests	35	4	103	4
Add: net income from discontinued operations attributable to noncontrolling interests	—	—	—	8

Net income	139	318	537	753
Less: income from discontinued operations, net of taxes	5	12	2	28

Income from continuing operations	134	306	535	725
Less: net income from continuing operations attributable to noncontrolling interests	35	4	103	4

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	99	302	432	721
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	67	(88)	29	(191)
(Gains) losses on early extinguishment of debt	3	6	7	10
Expenses related to restructuring	—	3	1	29
Pension plan termination costs	6	—	6	—
Taxes on adjustments	(16)	16	(9)	32

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$159	$239	$466	$601

(1)
For the three and nine months ended September 30, 2022, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(2) million and $(4) million, respectively.

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2022	2021	2022	2021

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$156	$134	$458	$395
U.S. Life Insurance segment:
Long-term care insurance	25	133	118	326
Life insurance	(33)	(68)	(146)	(171)
Fixed annuities	19	28	56	71

U.S. Life Insurance segment	11	93	28	226

Runoff segment	9	11	20	38
Corporate and Other activities	(17)	1	(40)	(58)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$159	$239	$466	$601

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	September 30, 2022	December 31, 2021

Assets:
Enact segment	$5,725	$5,850
U.S. Life Insurance segment	70,890	81,210
Runoff segment	7,886	9,460
Corporate and Other activities	1,438	2,651

Total assets	$85,939	$99,171

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
In September 2018, Genworth Life and Annuity Insurance Company (“GLAIC”), our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
TVPX ARX INC., as Securities Intermediary for Consolidated Wealth Management, LTD. on behalf of itself and all others similarly situated v. Genworth Life and Annuity Insurance Company
. Plaintiff alleges unlawful and excessive cost of insurance charges were imposed on policyholders. The complaint asserts claims for breach of contract, alleging that Genworth improperly considered non-mortality factors when calculating cost of insurance rates and failed to decrease cost of insurance charges in light of improved expectations of future mortality, and seeks unspecified compensatory damages, costs, and equitable relief. On October 29, 2018, we filed a motion to enjoin the case in the Middle District of Georgia, and a motion to dismiss and motion to stay in the Eastern District of Virginia. We moved to enjoin the prosecution of the Eastern District of Virginia action on the basis that it involves claims released in a prior nationwide class action settlement (the “McBride settlement”) that was approved by the Middle District of Georgia. Plaintiff filed an amended complaint on November 13, 2018. On December 6, 2018, we moved the Middle District of Georgia for leave to file our counterclaim, which alleges that plaintiff breached the covenant not to sue contained in the prior settlement agreement by filing its current action. On March 15, 2019, the Middle District of Georgia granted our motion to enjoin and denied our motion for leave to file our counterclaim. As such, plaintiff is enjoined from pursuing its class action in the Eastern District of Virginia. On March 29, 2019, plaintiff filed a notice of appeal in the Middle District of Georgia, notifying the Court of its appeal to the United States Court of Appeals for the Eleventh Circuit from the order granting our motion to enjoin. On March 29, 2019, we filed our notice of cross-appeal in the Middle District of Georgia, notifying the Court of our cross-appeal to the Eleventh Circuit from the portion of the order denying our motion for leave to file our counterclaim. On April 8, 2019, the Eastern District of Virginia dismissed the case without prejudice, with leave for plaintiff to refile an amended complaint only if a final appellate Court decision vacates the injunction and reverses the Middle District of Georgia’s opinion. On May 21, 2019, plaintiff filed its appeal and memorandum in support in the Eleventh Circuit. We filed our response to plaintiff’s appeal memorandum on July 3, 2019. The Eleventh Circuit Court of Appeals heard oral argument on plaintiff’s appeal and our cross-appeal on April 21, 2020. On May 26, 2020, the Eleventh Circuit Court of Appeals vacated the Middle District of Georgia’s order enjoining Plaintiff’s class action and remanded the case back to the Middle District of Georgia for further factual development as to whether Genworth has altered how it calculates or charges cost of insurance since the McBride settlement. The Eleventh Circuit Court of Appeals did not reach a decision on Genworth’s counterclaim. On June 30, 2021, we filed in the Middle District of Georgia our renewed motion to enforce the class action settlement and release, and renewed our motion for leave to file a counterclaim. The briefing on both motions concluded in October 2021. On March 24, 2022, the Court denied our motions. On April 11, 2022, we filed an appeal of the Court’s denial to the United States Court of Appeals for the Eleventh Circuit. On June 22, 2022, we filed our opening brief in support of the appeal. Plaintiff filed its respondent’s brief on September 20, 2022, and our reply brief is due on November 10, 2022. We intend to continue to vigorously defend this action.
In September 2018, Genworth Financial, Genworth Holdings, Genworth North America Corporation, Genworth Financial International Holdings, LLC (“GFIH”) and Genworth Life Insurance Company (“GLIC”)

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On April 6, 2020, GLAIC was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Eastern District of Virginia, captioned
Brighton Trustees, LLC, on behalf of and as trustee for Diamond LS Trust; and Bank of Utah, solely as securities intermediary for Diamond LS Trust; on behalf of themselves and all others similarly situated v. Genworth Life and Annuity Insurance Company
. On May 13, 2020, GLAIC was also named as a defendant in a putative class action lawsuit filed in the United States District Court for the Eastern District of Virginia, captioned
Ronald L. Daubenmier, individually and on behalf of himself and all others similarly situated v. Genworth Life and Annuity Insurance Company
. On June 26, 2020, plaintiffs filed a consent motion to consolidate the two cases. On June 30, 2020, the United States District Court for the Eastern District of Virginia issued an order consolidating the Brighton Trustees and Daubenmier cases. On July 17, 2020, the Brighton Trustees and Daubenmier plaintiffs filed a consolidated complaint, alleging that GLAIC subjected policyholders to unlawful and excessive increases to cost of insurance charges. The consolidated complaint asserts claims for breach of contract and injunctive relief, and seeks damages in excess of $5 million. The parties participated in a mediation on November 18, 2021. On March 25, 2022, the parties reached an agreement in principle to settle the action for $25 million, subject to Court approval. The Court gave

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

final

approval to the settlement on October 17, 2022. We accrued
$
25

million for this litigation as of March 31, 2022. In the second quarter of 2022, we paid the accrued balance in full, and accordingly, have no remaining amounts outstanding related to the settlement.
In January 2021, GLIC and Genworth Life Insurance Company of New York (“GLICNY”) were named as defendants in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
Judy Halcom, Hugh Penson, Harold Cherry, and Richard Landino, individually, and on behalf of all others similarly situated v. Genworth Life Insurance Company and Genworth Life Insurance Company of New York
. Plaintiffs seek to represent long-term care insurance policyholders, alleging that the defendants made misleading and inadequate disclosures regarding premium increases for long-term care insurance policies. The complaint asserts claims for breach of contract, conversion, and declaratory and injunctive relief, and seeks damages in excess of $5 million. The trial was scheduled to commence on June 1, 2022. On June 18, 2021, following two days of mediation, the parties reached an agreement in principle to settle this matter on a nationwide basis and signed the settlement agreement on August 23, 2021. On August 31, 2021, the Court preliminarily approved the settlement. The final approval hearing occurred on February 9, 2022, and on June 29, 2022, the Court issued its final approval of the settlement, which became final on July 29, 2022, when the appeals period expired and no appeal was filed. We began implementation of this settlement on August 1, 2022, but given the 90-day policyholder election window, we would not expect meaningful financial impacts until the fourth quarter of 2022. However, because the election mailings occur on the policyholder’s anniversary date, the majority of the impacts are expected to be in 2023. Based on the Court’s final approval of the settlement, we anticipate a net positive benefit to earnings from the settlement of this case.

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
On August 1, 2022, a putative class action was filed in the United States District Court for the Eastern District of Virginia by two former Genworth employees against Genworth Financial, its Board of Directors and

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the Fiduciary and Investments Committee of Genworth Financial’s Retirement and Savings Plan (“Savings Plan”). Plaintiffs purport to act on behalf of the Savings Plan and all similarly simulated participants and beneficiaries of the Savings Plan. The complaint asserts that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 by imprudently offering and inadequately monitoring a suite of BlackRock Target Date Funds as a retirement investment option for Genworth employees. Plaintiffs seek declaratory and injunctive relief, monetary damages, and attorney’s fees. By stipulation entered September 6, 2022, the complaint was dismissed, without prejudice, against the Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Savings Plan. On October 17, 2022, we moved to dismiss the complaint against the sole remaining defendant, Genworth Financial. Plaintiffs’ opposition papers are due on November 7, 2022. We intend to continue to vigorously defend this action.
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
(b) Commitments
As of September 30, 2022, we were committed to fund $1,332 million in limited partnership investments, $24 million in U.S. commercial mortgage loan investments and $25 million in private placement investments. As of September 30, 2022, we were also committed to fund $91 million of bank loan investments which had not yet been drawn.

(13) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total

Balances as of July 1, 2022	$(1,554)	$1,445	$(36)	$(145)
OCI before reclassifications	(2,531)	(98)	—	(2,629)
Amounts reclassified from (to) OCI	21	(37)	—	(16)

Current period OCI	(2,510)	(135)	—	(2,645)

Balances as of September 30, 2022 before noncontrolling interests	(4,064)	1,310	(36)	(2,790)

Less: change in OCI attributable to noncontrolling interests	(25)	—	—	(25)

Balances as of September 30, 2022	$(4,039)	$1,310	$(36)	$(2,765)

(1)	Net of adjustments to DAC, present value of future profits, sales inducements, benefit reserves and policyholder contract balances. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total

Balances as of July 1, 2021	$1,865	$2,003	$(34)	$3,834
OCI before reclassifications	16	25	(4)	37
Amounts reclassified from (to) OCI	(9)	(37)	—	(46)

Current period OCI	7	(12)	(4)	(9)

Balances as of September 30, 2021 before noncontrolling interests	1,872	1,991	(38)	3,825

Less: change in OCI attributable to noncontrolling interests	25	—	—	25

Balances as of September 30, 2021	$1,847	$1,991	$(38)	$3,800

(1)	Net of adjustments to DAC, present value of future profits, sales inducements, benefit reserves and policyholder contract balances. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total

Balances as of January 1, 2022	$1,860	$2,025	$(24)	$3,861
OCI before reclassifications	(6,024)	(604)	(12)	(6,640)
Amounts reclassified from (to) OCI	31	(111)	—	(80)

Current period OCI	(5,993)	(715)	(12)	(6,720)

Balances as of September 30, 2022 before noncontrolling interests	(4,133)	1,310	(36)	(2,859)

Less: change in OCI attributable to noncontrolling interests	(94)	—	—	(94)

Balances as of September 30, 2022	$(4,039)	$1,310	$(36)	$(2,765)

(1)	Net of adjustments to DAC, present value of future profits, sales inducements, benefit reserves and policyholder contract balances. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2021	$2,214	$2,211	$—	$4,425
OCI before reclassifications	(354)	(115)	134	(335)
Amounts reclassified from (to) OCI	(13)	(105)	—	(118)

Current period OCI	(367)	(220)	134	(453)

Balances as of September 30, 2021 before noncontrolling interests	1,847	1,991	134	3,972

Less: change in OCI attributable to noncontrolling interests	—	—	172	172

Balances as of September 30, 2021	$1,847	$1,991	$(38)	$3,800

(1)	Net of adjustments to DAC, present value of future profits, sales inducement s , benefit reserves and policyholder contract balances. See note 4 for additional information.
(2)	See note 5 for additional information.
The foreign currency translation and other adjustments balance in the charts above included $2 million and $(15) million, respectively, net of taxes of $(1) million and $4 million, respectively, related to a net unrecognized postretirement benefit obligation as of September 30, 2022 and 2021. The balance also included taxes of $4 million and $(1) million, respectively, related to foreign currency translation adjustments as of September 30, 2022 and 2021.

The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the consolidated statements of income
	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2022	2021	2022	2021

Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$26	$(12)	$39	$(17)	Net investment (gains) losses
Income taxes	(5)	3	(8)	4	Provision for income taxes

Total	$21	$(9)	$31	$(13)

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(55)	$(58)	$(167)	$(162)	Net investment income
Interest rate swaps hedging assets	(3)	(1)	(5)	(1)	Net investment (gains) losses
Interest rate swaps hedging liabilities	—	1	2	1	Interest expense
Foreign currency swaps	—	—	(1)	—	Net investment income
Income taxes	21	21	60	57	Provision for income taxes

Total	$(37)	$(37)	$(111)	$(105)

(1)	Amounts exclude adjustments to DAC, present value of future profits, sales inducements, benefit reserves and policyholder contract balances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to potential dividends or share repurchases; future return of capital by Enact Holdings, Inc. (“Enact Holdings”), including share repurchases, and quarterly and special dividends; the cumulative amount of rate action benefits required for our long-term care insurance business to achieve break-even; future financial performance and condition of our businesses, including Genworth achieving two consecutive quarters of financial metrics to satisfy certain conditions in connection with the government-sponsored enterprises’ (“GSEs”) restrictions placed on Enact Holdings and the impact to Genworth’s equity upon adopting new accounting guidance related to long-duration insurance contracts; liquidity and future strategic investments, including new products and services designed to assist individuals with navigating and financing long-term care, and potential third-party relationships or business arrangements relating thereto; as well as statements we make regarding the potential impacts of the coronavirus pandemic (“COVID-19”). Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, inflation, business, competitive, market, regulatory and other factors and risks, including but not limited to, the following:

•

we may be unable to successfully execute our strategic plans: to strengthen our financial position and create long-term shareholder value, including with respect to reducing debt of Genworth Holdings, Inc. (“Genworth Holdings”); maximizing the value of Enact Holdings; achieving economic breakeven on and stabilizing the legacy long-term care insurance in-force block; advancing our long-term care growth initiatives, including launching either unilaterally or with a strategic partner new product and service offerings designed to assist individuals with navigating and financing long-term care; and returning capital to Genworth Financial shareholders, due to numerous risks and constraints, including but not limited to: Enact Holdings’ ability to pay dividends, including as a result of the GSEs’ amendments to the private mortgage insurer eligibility requirements (“PMIERs”) in response to COVID-19, as well as additional PMIERs requirements or other restrictions that the GSEs may place on the ability of Enact Holdings to pay dividends; an inability to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, debt issuances, securities offerings or otherwise, in each case as and when required; our strategic priorities change or become more costly or difficult to successfully achieve than currently anticipated or the benefits achieved being less than anticipated; an inability to identify and contract with a strategic partner regarding a new long-term care insurance business; an inability to establish a new long-term care insurance business or product offerings due to commercial and/or regulatory challenges; an inability to reduce costs proportionate with Genworth’s reduced business activity, including as forecasted and in a timely manner; and adverse tax or accounting charges, including new accounting guidance (that is effective for us on January 1, 2023) related to long-duration insurance contracts;

•

risks relating to estimates, assumptions and valuations including: inadequate reserves and the need to increase reserves (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews, including reviews we expect to complete and carry out in the fourth quarter of 2022); risks related to the impact of our annual review of assumptions and methodologies related to our long-term care insurance claim reserves and margin reviews in the fourth quarter of 2022, including risks that additional information obtained in finalizing our claim reserves and margin reviews in the fourth quarter of 2022 or other changes to assumptions or methodologies materially affect margins; or other changes to assumptions or methodologies materially affect margins; the inability to accurately estimate the impacts of COVID-19 and other novel diseases; inaccurate models; the need to increase our reserves as a result of deviations from our estimates and actuarial assumptions or other reasons; accelerated amortization of deferred acquisition costs (“DAC”) and present value of future profits (“PVFP”) (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews, including reviews we expect to complete and carry out in the fourth quarter of 2022); adverse impact on our financial results as a result of projected profits followed by projected losses (as is currently the case with our long-term care insurance business); changes in valuation of fixed maturity and equity securities; and the benefits Enact Holdings realizes from its future loss mitigation actions or programs may be limited;

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

Enact Holdings is a public company traded on the Nasdaq Global Select Market exchange under the ticker symbol “ACT.” Genworth Financial maintains control of Enact Holdings through an indirect majority voting interest and accordingly, Enact Holdings remains a consolidated subsidiary of Genworth Financial. Our Enact segment predominantly includes Enact Holdings and its mortgage insurance subsidiaries. There are minor financial reporting differences between our Enact segment and the standalone financial results of Enact Holdings, which are separately disclosed with the Securities and Exchange Commission. Notwithstanding these differences, we commonly make references to “Enact,” our “Enact segment” and our “U.S. mortgage insurance subsidiaries” throughout this Quarterly Report on Form 10-Q, which generally can be viewed as references to Enact Holdings and its mortgage insurance subsidiaries, unless the context otherwise requires.

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

Strategic Update

Genworth continues to focus on five strategic priorities, including: reducing the debt of Genworth Holdings, the issuer of our outstanding public debt, to approximately $1.0 billion over time; maximizing the value of Enact Holdings; achieving economic breakeven on and stabilizing the legacy long-term care insurance in-force block; advancing Genworth’s long-term care growth initiatives; and returning capital to Genworth Financial shareholders. During the third quarter of 2022, we continued to make meaningful progress on our strategic priorities. In September 2022, Genworth Holdings redeemed the remaining $152 million principal amount of its debt due in February 2024, reducing its total outstanding indebtedness to $900 million. The early redemption of the February 2024 debt allowed Genworth to achieve its first strategic priority of reducing outstanding public debt to approximately $1.0 billion. On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock. Pursuant to the program, Genworth Financial repurchased 8,980,350 shares of its common stock at an average price of $3.81 per share for a total cash outlay of $34 million during the nine months ended September 30, 2022.

Enact Holdings announced a special dividend of $1.12 to be paid in the fourth quarter of 2022 and the authorization of a share repurchase program under which it may repurchase up to $75 million of its outstanding common stock. If Enact Holdings decides to repurchase shares as part of this program, we have agreed to participate in order to maintain our overall ownership at its current level. We expect these returns of capital, along with the redemption of Genworth Holdings’ February 2024 debt, to provide greater free cash flow to deploy towards Genworth growth and shareholder return initiatives.

Stabilizing our U.S. life insurance business continues to be one of Genworth’s long-term goals. Our U.S. life insurance business continued to make progress on its multi-year long-term care insurance in-force rate action plan, receiving approvals of approximately $200 million of incremental annual premiums for the nine months ended September 30, 2022. In aggregate, we estimate that the cumulative economic benefit of our long-term care insurance multi-year in-force rate action plan through the third quarter of 2022 was approximately $21.0 billion, on a net present value basis, of the total expected amount required of $28.7 billion. We continue to work closely with the National Association of Insurance Commissioners (“NAIC”) and state regulators to demonstrate the broad-based need for actuarially justified rate increases and associated benefit reductions in order to pay future claims.

Financial Strength and Credit Ratings

On July 21, 2022, Moody’s Investors Service, Inc. (“Moody’s”) upgraded the credit rating of Genworth Holdings to “Ba2” (Speculative) from “B1” (Speculative) and provided a Stable outlook. The reasons cited for the ratings upgrade include improvement in Genworth Holdings’ liquidity and financial flexibility and leverage, including the expectation that its remaining February 2024 debt would be paid in the third quarter of 2022. The reasons cited also include the expectation of continued dividends from Genworth Financial’s ownership in Enact Holdings. Moody’s also upgraded the financial strength rating of Enact Mortgage Insurance Corporation (“EMICO”) to “Baa1” (Adequate) from “Baa2” (Adequate). The reasons cited for the upgrade include improvements in the overall U.S. mortgage insurance sector and Enact’s overall credit profile, including its market position, profitability, capital adequacy and financial flexibility. The upgrade also reflects Enact’s solid position in the U.S. mortgage insurance market and good client diversification, as well as its consistent PMIERs sufficiency.

On March 11, 2022, S&P Global Ratings (“S&P”) upgraded the credit rating of Genworth Financial and Genworth Holdings to “B+” (Speculative) from “B” (Speculative) and maintained a Positive outlook. The ratings upgrade was mostly due to the reduction in Genworth Holdings’ debt and other obligations over the past 12 months, resulting in its improved financial flexibility and lower liquidity risk. In addition, S&P affirmed its “BBB” (Good) financial strength rating of EMICO and maintained a Positive outlook.

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

Consolidated Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$934	$944	$(10)	(1)%
Net investment income	808	859	(51)	(6)%
Net investment gains (losses)	(69)	88	(157)	(178)%
Policy fees and other income	166	179	(13)	(7)%

Total revenues	1,839	2,070	(231)	(11)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,180	1,143	37	3%
Interest credited	128	123	5	4%
Acquisition and operating expenses, net of deferrals	240	290	(50)	(17)%
Amortization of deferred acquisition costs and intangibles	79	106	(27)	(25)%
Interest expense	26	35	(9)	(26)%

Total benefits and expenses	1,653	1,697	(44)	(3)%

Income from continuing operations before income taxes	186	373	(187)	(50)%
Provision for income taxes	52	67	(15)	(22)%

Income from continuing operations	134	306	(172)	(56)%
Income from discontinued operations, net of taxes	5	12	(7)	(58)%

Net income	139	318	(179)	(56)%
Less: net income from continuing operations attributable to noncontrolling interests	35	4	31	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders	$104	$314	$(210)	(67)%

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$99	$302	$(203)	(67)%
Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	5	12	(7)	(58)%

Net income available to Genworth Financial, Inc.’s common stockholders	$104	$314	$(210)	(67)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table sets forth the consolidated results of operations for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$2,792	$2,859	$(67)	(2)%
Net investment income	2,359	2,504	(145)	(6)%
Net investment gains (losses)	(33)	191	(224)	(117)%
Policy fees and other income	494	542	(48)	(9)%

Total revenues	5,612	6,096	(484)	(8)%

Benefits and expenses:
Benefits and other changes in policy reserves	3,083	3,522	(439)	(12)%
Interest credited	378	381	(3)	(1)%
Acquisition and operating expenses, net of deferrals	1,100	869	231	27%
Amortization of deferred acquisition costs and intangibles	255	269	(14)	(5)%
Interest expense	78	129	(51)	(40)%

Total benefits and expenses	4,894	5,170	(276)	(5)%

Income from continuing operations before income taxes	718	926	(208)	(22)%
Provision for income taxes	183	201	(18)	(9)%

Income from continuing operations	535	725	(190)	(26)%
Income from discontinued operations, net of taxes	2	28	(26)	(93)%

Net income	537	753	(216)	(29)%
Less: net income from continuing operations attributable to noncontrolling interests	103	4	99	NM (1)
Less: net income from discontinued operations attributable to noncontrolling interests	—	8	(8)	(100)%

Net income available to Genworth Financial, Inc.’s common stockholders	$434	$741	$(307)	(41)%

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$432	$721	$(289)	(40)%
Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	2	20	(18)	(90)%

Net income available to Genworth Financial, Inc.’s common stockholders	$434	$741	$(307)	(41)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

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

Adjustments to reconcile net income (loss) to adjusted operating income (loss) assume a 21% tax rate and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.The following table presents a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Net income available to Genworth Financial, Inc.’s common stockholders	$104	$314	$434	$741
Add: net income from continuing operations attributable to noncontrolling interests	35	4	103	4
Add: net income from discontinued operations attributable to noncontrolling interests	—	—	—	8

Net income	139	318	537	753
Less: Income from discontinued operations, net of taxes	5	12	2	28

Income from continuing operations	134	306	535	725
Less: net income from continuing operations attributable to noncontrolling interests	35	4	103	4

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	99	302	432	721
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net(1)	67	(88)	29	(191)
(Gains) losses on early extinguishment of debt	3	6	7	10
Expenses related to restructuring	—	3	1	29
Pension plan termination costs	6	—	6	—
Taxes on adjustments	(16)	16	(9)	32

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$159	$239	$466	$601

(1)

For the three and nine months ended September 30, 2022, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(2) million and $(4) million, respectively.

During the three and nine months ended September 30, 2022, we paid a pre-tax make-whole premium of $2 million and wrote off $1 million of bond consent fees and deferred borrowing costs related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in February 2024. During the three and nine months ended September 30, 2021, we paid a pre-tax make-whole premium of $6 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in September 2021. During the nine months ended September 30, 2022 and 2021, we repurchased $130 million and $146 million, respectively, principal amount of Genworth Holdings’ senior notes due in February 2024 and September 2021, respectively, for a pre-tax loss of $4 million in each period. These transactions were excluded from adjusted operating income as they relate to losses on the early extinguishment of debt.

We recorded a pre-tax expense of $3 million for the three months ended September 30, 2021, and $1 million and $29 million for the nine months ended September 30, 2022 and 2021, respectively, related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses.

In the third quarter of 2022, we incurred $6 million of pre-tax pension plan termination costs related to one of our defined benefit pension plans. There were no other infrequent or unusual items excluded from adjusted operating income during the periods presented.

Earnings per share

The following table provides basic and diluted earnings per common share for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.20	$0.59	$(0.39)	(66)%	$0.85	$1.42	$(0.57)	(40)%

Diluted	$0.19	$0.59	$(0.40)	(68)%	$0.84	$1.40	$(0.56)	(40)%

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.21	$0.62	$(0.41)	(66)%	$0.86	$1.46	$(0.60)	(41)%

Diluted	$0.20	$0.61	$(0.41)	(67)%	$0.85	$1.44	$(0.59)	(41)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.32	$0.47	$(0.15)	(32)%	$0.92	$1.19	$(0.27)	(23)%

Diluted	$0.31	$0.46	$(0.15)	(33)%	$0.91	$1.17	$(0.26)	(22)%

Weighted-average common shares outstanding:
Basic	504.0	507.4			507.1	506.8

Diluted	509.4	514.2			513.7	514.4

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based awards.

The following table presents a summary of adjusted operating income (loss) for our segments and Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$156	$134	$22	16%	$458	$395	$63	16%
U.S. Life Insurance segment:
Long-term care insurance	25	133	(108)	(81)%	118	326	(208)	(64)%
Life insurance	(33)	(68)	35	51%	(146)	(171)	25	15%
Fixed annuities	19	28	(9)	(32)%	56	71	(15)	(21)%

U.S. Life Insurance segment	11	93	(82)	(88)%	28	226	(198)	(88)%

Runoff segment	9	11	(2)	(18)%	20	38	(18)	(47)%
Corporate and Other activities	(17)	1	(18)	NM (1)	(40)	(58)	18	31%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$159	$239	$(80)	(33)%	$466	$601	$(135)	(22)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Executive Summary of Consolidated Financial Results

Below is an executive summary of our condensed consolidated financial results for the periods indicated. Amounts below are net of taxes, unless otherwise indicated. After-tax amounts assume a tax rate of 21%.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

•	Net income for the three months ended September 30, 2022 and 2021 was $104 million and $314 million, respectively, and adjusted operating income was $159 million and $239 million, respectively.

•	Our Enact segment drove our third quarter of 2022 consolidated financial results, reporting $156 million of adjusted operating income, an increase of 16% compared to the third quarter of 2021.

•

The increase was primarily attributable to lower losses largely driven by a net favorable reserve adjustment of $63 million, consisting of a reserve release of $83 million primarily related to COVID-19 delinquencies from 2020 and early 2021 curing at levels above original reserve expectations, partially offset by reserve strengthening of $20 million related to 2022 delinquencies given uncertainty in the current economic environment.

•

This improvement was partially offset by the minority initial public offering (“IPO”) of Enact Holdings that closed in September 2021, which reduced Genworth Financial’s ownership percentage to 81.6%, and lower premiums in the current year.

•

Our U.S. Life Insurance segment reported adjusted operating income of $11 million and $93 million in the third quarter of 2022 and 2021, respectively. Adjusted operating income in the third quarter of 2022 was mostly driven by favorable long-term care insurance and fixed annuities operating results, which reported adjusted operating income of $25 million and $19 million, respectively, partially offset by an adjusted operating loss of $33 million in our life insurance business.

•	Long-term care insurance:

•

Adjusted operating income in our long-term care insurance business decreased $108 million primarily from higher severity and frequency of new claims, lower claim terminations and higher benefit utilization in the current year.

•

The current year also included a less favorable impact of $46 million from in-force rate actions approved and implemented, which included a lower net favorable impact from policyholder benefit reduction elections made in connection with legal settlements, as the implementation of one is materially complete and the implementation of another one began in August 2022.

•	The decrease was also attributable to lower renewal premiums and lower net investment income in the current year.

•	Life insurance:

•

The adjusted operating loss in our life insurance business decreased $35 million mainly attributable to lower mortality and lower DAC impairments of $20 million, partially offset by higher lapses in our 20-year term life insurance block written in 2002 entering its post-level premium period in the current year.

•	Fixed annuities:

•

Adjusted operating income in our fixed annuities business decreased $9 million mainly attributable to lower net spreads, partially offset by higher mortality in our single premium immediate annuity products and lower DAC amortization in the current year.

•	Our Runoff segment had adjusted operating income of $9 million and $11 million for the three months ended September 30, 2022 and 2021, respectively.

•	The decrease was predominantly due to the impact from unfavorable equity market performance and higher interest rates on our variable annuity products in the current year.

•	These unfavorable developments were partially offset by lower mortality in our corporate-owned life insurance products in the current year.

•	Corporate and Other activities changed to an adjusted operating loss of $17 million in the current year from adjusted operating income of $1 million in the prior year.

•

The change was primarily related to tax benefits of $21 million from a reduction in uncertain tax positions due to the expiration of certain statute of limitations in the prior year that did not recur, partially offset by lower interest expense in the current year.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

•	Net income for the nine months ended September 30, 2022 and 2021 was $434 million and $741 million, respectively, and adjusted operating income was $466 million and $601 million, respectively.

•

Our nine months ended September 30, 2022 consolidated financial results were predominantly driven by our Enact segment, which reported $458 million of adjusted operating income, an increase of 16% compared to the nine months ended September 30, 2021.

•	The increase was primarily attributable to lower losses largely driven by net favorable reserve adjustments of $179 million, consisting of reserve releases of $199 million primarily related to COVID-19 delinquencies from 2020 curing at levels above original reserve expectations, partially offset by reserve strengthening of $20 million related to 2022 delinquencies given uncertainty in the current economic environment.

•

This improvement was partially offset by the minority IPO of Enact Holdings that closed in September 2021, which reduced Genworth Financial’s ownership percentage to 81.6%, and lower premiums in the current year.

•	Our U.S. Life Insurance segment reported adjusted operating income of $28 million and $226 million for the nine months ended September 30, 2022 and 2021, respectively.

•	Long-term care insurance:

•

Adjusted operating income in our long-term care insurance business decreased $208 million primarily from higher severity and frequency of new claims, lower claim terminations, lower renewal premiums and lower net investment income.

•

The decrease was also attributable to a $40 million less favorable impact in the current year from in-force rate actions approved and implemented, which included a lower net favorable impact from policyholder benefit reduction elections made in connection with legal settlements, as the implementation of one is materially complete and the implementation of another one began in August 2022.

•

To account for the change in experience related to mortality and claim incidence due to COVID-19, we increased claim reserves by $48 million in the prior year. As the impacts of COVID-19 lessened, we reduced claim reserves by $47 million in the current year.

•	Life insurance:

•	The adjusted operating loss in our life insurance business decreased $25 million mainly attributable to lower mortality and lower DAC impairments of $19 million in the current year.

•

These decreases were partially offset by a $20 million legal settlement expense and higher lapses in our 20-year term life insurance block written in 2002 entering its post-level premium period in the current year.

•	Fixed annuities:

•

Adjusted operating income in our fixed annuities business decreased $15 million mainly attributable to lower net spreads, partially offset by higher mortality in our single premium immediate annuity products and lower DAC amortization in the current year.

•	Our Runoff segment had adjusted operating income of $20 million and $38 million for the nine months ended September 30, 2022 and 2021, respectively.

•	The decrease was predominantly due to the impact from unfavorable equity market performance and higher interest rates on our variable annuity products in the current year.

•	Corporate and Other activities had an adjusted operating loss of $40 million and $58 million for the nine months ended September 30, 2022 and 2021, respectively.

•

The decrease in the loss was primarily related to lower interest expense in the current year, partially offset by tax benefits of $21 million from a reduction in uncertain tax positions due to the expiration of certain statute of limitations in the prior year that did not recur.

Significant Developments and Strategic Highlights

The periods under review include, among others, the following significant developments and steps taken in the execution of our strategic priorities.

Enact

•	Persistency and loss performance:

•

Enact’s primary persistency was 82% for the third quarter of 2022, a meaningful increase compared to the prior year from rising interest rates and suppressed mortgage refinance originations in the current year.

•

Enact recorded net favorable reserve adjustments of $226 million during 2022, including $80 million in the third quarter of 2022, primarily related to COVID-19 delinquencies curing at levels above original reserve expectations.

•	PMIERs compliance:

•	Enact’s PMIERs sufficiency ratio was 174% or $2,249 million above the published PMIERs requirements as of September 30, 2022.

•

As of September 30, 2022, Enact had estimated available assets of $5,292 million against $3,043 million net required assets under PMIERs compared to available assets of $5,147 million against $3,100 million net required assets as of June 30, 2022 (PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE restrictions imposed on Enact Holdings).

•

The increase in the PMIERs sufficiency was driven primarily by the execution of a new excess of loss reinsurance transaction, business cash flows and lower delinquencies, partially offset by new insurance written and amortization of existing reinsurance transactions.

•

As of September 30, 2022 and June 30, 2022, Enact’s PMIERs required assets benefited by $140 million and $178 million, respectively, from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans.

•

Given Genworth’s strengthened financial position, including achieving its strategic priority to reduce its outstanding public debt at Genworth Holdings to approximately $1.0 billion, during the third quarter of 2022, Genworth satisfied certain financial metrics related to additional capital restrictions the GSEs have imposed on Enact. Genworth also expects to meet the financial metrics in the fourth quarter of 2022. If Genworth is successful, this would mark two consecutive quarters of achieving the financial metrics and we would expect the conditions to be fully satisfied and these GSE restrictions to be lifted in early 2023; however, the achievement of these financial metrics is subject to GSE confirmation.

•	Dividends and other return of capital:

•

On April 26, 2022, Enact Holdings’ board of directors approved the initiation of a dividend program under which it intends to pay a quarterly cash dividend, subject to a quarterly review by its board of directors.

•	Pursuant to the program, Enact Holdings paid quarterly dividends in the second and third quarters of 2022, and Genworth Holdings received $19 million in each period as the majority shareholder.

•

On November 1, 2022, Enact Holdings announced a special dividend of $1.12 per share to be paid during the fourth quarter of 2022. Based on Genworth Financial’s ownership of 81.6% of Enact Holdings, we would expect to receive approximately $150 million from the special dividend. Enact Holdings also announced the approval by its board of directors of a share repurchase program under which Enact Holdings may repurchase up to $75 million of its outstanding common stock. If Enact Holdings decides to repurchase shares as part of this program, we have agreed to participate in order to maintain our overall ownership at its current level.

•	Liquidity and financial flexibility:

•	On June 30, 2022, Enact Holdings entered into a $200 million unsecured revolving credit facility that remained undrawn as of September 30, 2022.

U.S. Life Insurance

•	Long-term care insurance multi-year in-force rate action plan:

•

We estimate that the cumulative economic benefit of our long-term care insurance multi-year in-force rate action plan through the third quarter of 2022 was approximately $21.0 billion, on a net present value basis, of the total expected amount required of $28.7 billion.

•

We received 95 filing approvals from 29 states during the nine months ended September 30, 2022, representing a weighted-average increase of 33% on approximately $610 million in annualized in-force premiums, or approximately $200 million of incremental annual premiums.

•	We also submitted 111 new filings in 31 states during the nine months ended September 30, 2022 on approximately $717 million in annualized in-force premiums.

•	Profits followed by losses in our long-term care insurance business:

•	Future projections in our long-term care insurance block, excluding the acquired block, indicate we have projected profits in earlier periods followed by projected losses in later periods.

•

As a result of this pattern of projected profits followed by projected losses, we will ratably accrue additional future policy benefit reserves over the profitable periods, currently expected to be through 2031, by the amounts necessary to offset estimated losses during the periods that follow.

•	As of September 30, 2022 and December 31, 2021, the total amount accrued for profits followed by losses was $1,604 million and $1,274 million, respectively.

Liquidity and Capital Resources

•	Execution of strategic plan to reduce debt maturities:

•

On September 21, 2022, Genworth Holdings early redeemed the remaining $152 million principal balance of its 4.80% senior notes due in February 2024. This redemption resulted in the achievement of Genworth’s strategic goal of reducing debt at Genworth Holdings to approximately $1.0 billion.

•	As of September 30, 2022, Genworth Holdings had outstanding principal of $900 million of long-term debt, with no debt maturities until June 2034.

•	During the first half of 2022 and prior to the early redemption, Genworth Holdings repurchased $130 million of its senior notes due in February 2024.

•	Genworth Financial share repurchase program:

•	On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock.

•	During the nine months ended September 30, 2022, Genworth Financial repurchased 8,980,350 shares of its common stock at an average price of $3.81 per share for a total cash outlay of $34 million.

•

Genworth Financial authorized share repurchases through a Rule 10b5-1 trading plan under which 6,274,166 shares of its common stock were repurchased in October 2022 at an average price of $4.00 per share for a total cash outlay of $25 million, leaving approximately $291 million that may yet be purchased under the share repurchase program.

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

Mortgage origination activity continued to decline during the third quarter of 2022 in response to rising mortgage rates. The refinance market is likely to remain low as the U.S. Federal Reserve has signaled that it may make additional interest rate increases to address persistent inflationary pressure. Housing affordability remained challenged as of August 2022 due to increasing interest rates, low inventory and rising home prices, modestly offset by rising median family income, according to the National Association of Realtors Housing Affordability Index. Annual home price appreciation has slowed throughout 2022, and in July 2022, home prices declined for the first time in more than two years, according to the Federal Housing Finance Agency (“FHFA”) Monthly Purchase-Only House Price Index.

The unemployment rate decreased slightly to 3.5% in September 2022 compared to 3.6% in June 2022, following a steady decline from its peak of 14.8% in April 2020, bringing unemployment to its pre-pandemic level of 3.5% in February 2020. As of September 30, 2022, the number of unemployed Americans stands at under six million, which is relatively in line with that same metric in February 2020. Among the unemployed, the number of persons on temporary layoff and the number of permanent job losses in September 2022 remained relatively unchanged compared to June 2022, with the number of long term unemployed over 26 weeks stable at approximately one million in September 2022.

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

Although it is difficult to predict the future level of reported forbearance and how many of the policies in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer reported forbearances have generally declined. As of September 30, 2022, approximately 1.5% or 14,231 of Enact’s active primary policies were reported in a forbearance plan, of which approximately 34% were reported as delinquent. As of September 30, 2022, Enact has not experienced any material impact from the recent hurricane impacting the southeastern United States. The business will continue to monitor the affected areas and support measures enacted by the GSEs, including allowing forbearance, restricting foreclosure actions and providing other forms of mortgage relief for those who experienced property damage.

Total delinquencies decreased during the third quarter of 2022 compared to the third quarter of 2021 as a result of cures outpacing new delinquencies. The third quarter 2022 new delinquency rate of 1.0% was in line with Enact’s pre-pandemic levels. The full impact of COVID-19 and its adverse economic effects on Enact’s future business results are difficult to predict. Given the maximum length of forbearance plans, the resolution of a delinquency in a plan may not be known for several quarters. Enact continues to monitor regulatory and government actions and the resolution of forbearance delinquencies. While the associated risks have moderated and delinquencies have declined, it is possible that COVID-19 could have an adverse impact on Enact’s future results of operations and financial condition.

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

On October 24, 2022, the FHFA announced targeted changes to the GSEs’ guarantee fee pricing by eliminating upfront fees for certain first-time home buyers with income at or below area median income and for certain GSE affordable mortgage products, while implementing targeted increases to the upfront fees for most cash-out refinance loans. The FHFA indicated that the fee reductions will go into effect in the near term while the new fees on cash-out refinance loans will begin February 1, 2023. Enact expects these price changes to have a net positive impact to the private mortgage insurance market.

The FHFA also announced its validation and approval of certain credit score models for use by the GSEs and changed the required number of credit reports provided by lenders from all three nationwide consumer reporting agencies to only two. The validation of the new credit scores requires lenders to deliver both credit scores for each loan sold to the GSEs. There is currently no implementation deadline, and this is expected to be a multiple year process that will require system and process updates.

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

On January 14, 2021, the FHFA and the Treasury Department agreed to amend the Preferred Stock Purchase Agreements (“PSPAs”) between the Treasury Department and each of the GSEs to increase the amount of capital each GSE may retain. Among other things, the amendments to the PSPAs limit the number of certain mortgages the GSEs may acquire with two or more prescribed risk factors, including certain mortgages with combined loan-to-value ratios above 90%. However, on September 14, 2021, the FHFA and Treasury Department suspended certain provisions of the amendments to the PSPAs, including the limit on the number of mortgages with two or more risk factors that the GSEs may acquire. Such suspensions terminate on the later of one year after September 14, 2021 or six months after the Treasury Department notifies the GSEs of termination. The limit on the number of mortgages with two or more risk factors was based on the market size at the time. Currently, Enact does not expect any material impact to the private mortgage market.

New insurance written of $15.1 billion in the third quarter of 2022 decreased 37% compared to the third quarter of 2021 mostly due to a smaller estimated private mortgage insurance market, which was primarily driven by a decline in refinance originations due to rising mortgage rates in the current year.

Enact’s largest customer accounted for a sizable percentage of its total new insurance written during the first nine months of 2022, and the business expects the customer to exceed 10% of its total estimated new insurance written for the full year 2022. Enact’s largest customer in 2021 accounted for 14% of new insurance written; however, no customer had earned premiums that accounted for more than 10% of its total revenues for the nine months ended September 30, 2022 or the year ended December 31, 2021.

Enact’s primary persistency increased to 82% during the third quarter of 2022 compared to 65% during the third quarter of 2021, in line with its historic norms of approximately 80%. The increase in persistency was primarily driven by a decline in the percentage of in-force policies with mortgage rates above current interest rates and offset the decline in new insurance written in the third quarter of 2022, leading to an increase in insurance in-force of $4.3 billion as compared to June 30, 2022. Low persistency impacted business performance trends during 2021 in several ways, including but not limited to, accelerating the recognition of earned premiums due to single premium policy cancellations, accelerating the amortization of existing reinsurance transactions and shifting the concentration of Enact’s primary insurance in-force to more recent years of policy origination. As of September 30, 2022, Enact’s primary insurance in-force had approximately 4% concentration in 2014 and prior book years. In contrast, Enact’s 2021 and 2022 book years represented 35% and 20%, respectively, of its primary insurance in-force concentration as of September 30, 2022.

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

Net earned premiums decreased in the third quarter of 2022 compared to the third quarter of 2021 primarily from the continued lapse of older, higher priced policies and a decrease in single premium policy cancellations, partially offset by insurance in-force growth in the current year. The total number of delinquent loans has declined from the COVID-19 peak in the second quarter of 2020 as borrowers continued to exit forbearance plans and new forbearances declined. During this time and consistent with prior years, servicers continued the practice of remitting premiums during the early stages of default and Enact refunds the post-delinquent premiums to the insured party if the delinquent loan goes to claim. Enact records a liability and a reduction to net earned premiums for the post-delinquent premiums it expects to refund. The post-delinquent premium liability recorded since the beginning of COVID-19 in the second quarter of 2020 through the third quarter of 2022 was not significant to the change in earned premiums for those periods as a result of the high concentration of new delinquencies being subject to a servicer reported forbearance plan and the lower estimated rate at which delinquencies go to claim for these loans.

Enact’s loss ratio for the three months ended September 30, 2022 and 2021 was (17)% and 14%, respectively. The decrease was largely from a net favorable reserve adjustment of $80 million during the third quarter of 2022 primarily related to favorable cure performance on COVID-19 delinquencies from 2020 and early 2021. During the peak of COVID-19, Enact experienced elevated new delinquencies subject to forbearance plans. Those delinquencies have been curing at levels above Enact’s reserve expectations, which led to a release of $105 million of reserves in the third quarter of 2022. This reserve release was partially offset by reserve strengthening of $25 million related to 2022 delinquencies given uncertainty in the current economic environment.

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

New primary delinquencies in the third quarter of 2022 increased compared to the third quarter of 2021. New primary delinquencies of 9,121 contributed $39 million of loss expense in the third quarter of 2022. Enact incurred $33 million of losses from 7,427 new primary delinquencies in the third quarter of 2021. In determining the loss expense estimate, considerations were given to forbearance and non-forbearance delinquencies, recent cure and claim experience and the prevailing economic conditions. Approximately 18% of Enact’s primary new delinquencies in the third quarter of 2022 were subject to a forbearance plan as compared to 36% in the third quarter of 2021.

As of September 30, 2022, EMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was approximately 12.3:1, compared with a risk-to-capital ratio of 12.6:1 and 12.3:1 as of June 30, 2022 and December 31, 2021, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk-in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business or capital support provided.

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

In September 2020, subsequent to the issuance of Enact Holdings’ senior notes due in 2025, the GSEs imposed certain restrictions (the “GSE Restrictions”) with respect to capital on Enact. In May 2021, in connection with their conditional approval of the then potential partial sale of Enact Holdings, the GSEs confirmed the GSE Restrictions will remain in effect until the following collective conditions (“GSE Conditions”) are met for two consecutive quarters: (a) EMICO obtains “BBB+”/“Baa1” (or higher) rating from S&P, Moody’s or Fitch Ratings, Inc. and (b) Genworth achieves certain financial metrics. Given Genworth’s strengthened financial position, including achieving its strategic priority to reduce its outstanding public debt at Genworth Holding to approximately $1.0 billion, Genworth’s financial metrics were met in the third quarter of 2022. Genworth also expects to meet the financial metrics in the fourth quarter of 2022. If Genworth is successful, this would mark two consecutive quarters of achieving the financial metrics and we would expect the GSE Conditions to be fully satisfied and the GSE Restrictions to be lifted in early 2023; however, the achievement of these financial metrics is subject to GSE confirmation.

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

Until the GSE Conditions imposed in connection with the GSE Restrictions are met, Enact Holdings’ liquidity must not fall below 13.5% of its outstanding debt. As of September 30, 2022, after taking into account debt service to date, Enact Holdings must maintain holding company cash of approximately $203 million.

Fannie Mae agreed to reconsider the GSE Restrictions if Genworth Financial were to own 50% or less of Enact Holdings at any point prior to their expiration. Our current plans do not include any additional minority sales that would result in Genworth Financial owning less than 80% of Enact Holdings.

As of September 30, 2022, Enact had estimated available assets of $5,292 million against $3,043 million net required assets under PMIERs compared to available assets of $5,147 million against $3,100 million net required assets as of June 30, 2022. The sufficiency ratio as of September 30, 2022 was 174% or $2,249 million above the published PMIERs requirements, compared to 166% or $2,047 million above the published PMIERs requirements as of June 30, 2022. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions imposed on Enact. The increase in the PMIERs sufficiency in the third quarter of 2022 was driven primarily by the execution of a new excess of loss reinsurance transaction, business cash flows and lower delinquencies, partially offset by new insurance written and amortization of existing reinsurance transactions. Enact’s PMIERs required assets as of September 30, 2022 and June 30, 2022 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. The application of the 0.30 multiplier to all eligible delinquencies provided $140 million of benefit to Enact’s September 30, 2022 PMIERs required assets compared to $178 million of benefit as of June 30, 2022. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier.

On September 15, 2022, Enact executed an excess of loss reinsurance transaction with a panel of reinsurers, which provides up to approximately $200 million of reinsurance coverage on a portfolio of existing mortgage insurance policies written from January 1, 2022 through June 30, 2022, effective September 1, 2022. Credit risk transfer transactions provided an aggregate of approximately $1,590 million of PMIERs capital credit as of September 30, 2022. Enact may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time.

On April 26, 2022, Enact Holdings’ board of directors approved the initiation of a dividend program under which it intends to pay a quarterly cash dividend. Pursuant to the program, Enact Holdings paid quarterly dividends in the second and third quarters of 2022, and Genworth Holdings received $19 million in each period as the majority shareholder. Future dividend payments are subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial, and will be targeted to be paid in the third month of each subsequent quarter. EMICO completed distributions to Enact Holdings in April 2022 and October 2022. Enact Holdings intends to use these proceeds and future EMICO distributions to fund the quarterly dividend as well as to bolster its financial flexibility and potentially return additional capital to shareholders.

Returning capital to shareholders, balanced with growth and risk management priorities, remains a key commitment for Enact Holdings, as it looks to enhance shareholder value through time. Enact Holdings believes the initiation of a quarterly dividend reflects meaningful progress towards that goal. On November 1, 2022, Enact Holdings announced a special dividend of $1.12 per share to be paid in the fourth quarter of 2022. Enact Holdings also announced approval by its board of directors of a share repurchase program under which it may repurchase up to $75 million of its outstanding common stock. Under the program, share repurchases may be made at Enact Holdings’ discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through 10b5-1 trading plans. If Enact Holdings decides to repurchase shares as part of this program, we have agreed to participate in order to maintain our overall ownership at its current level of approximately 81.6%. We expect the timing and amount of any share repurchases will be opportunistic and will depend on a variety of factors, including Enact Holdings’ share price, capital availability, business and market conditions, regulatory requirements and debt covenant restrictions. The program does not obligate Enact Holdings to acquire any amount of common stock, it may be suspended or terminated at any time at the company’s discretion without prior notice, and it does not have a specified expiration date.

Future return of capital will be shaped by Enact Holdings’ capital prioritization framework, including: supporting its existing policyholders; growing its mortgage insurance business; funding attractive new business opportunities; and returning capital to shareholders. Enact Holdings’ total return of capital will also be based on its view of the prevailing and prospective macroeconomic conditions, regulatory landscape and business performance. Any future dividends or additional returns of capital will include a proportionate distribution to minority shareholders.

Segment results of operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$235	$243	$(8)	(3)%
Net investment income	39	36	3	8%
Net investment gains (losses)	—	1	(1)	(100)%
Policy fees and other income	1	1	—	—%

Total revenues	275	281	(6)	(2)%

Benefits and expenses:
Benefits and other changes in policy reserves	(40)	34	(74)	NM (1)
Acquisition and operating expenses, net of deferrals	55	55	—	—%
Amortization of deferred acquisition costs and intangibles	4	3	1	33%
Interest expense	12	13	(1)	(8)%

Total benefits and expenses	31	105	(74)	(70)%

Income from continuing operations before income taxes	244	176	68	39%
Provision for income taxes	53	38	15	39%

Income from continuing operations	191	138	53	38%
Less: net income from continuing operations attributable to noncontrolling interests	35	4	31	NM (1)

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	156	134	22	16%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses	—	(1)	1	100%
Expenses related to restructuring	—	1	(1)	(100)%
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$156	$134	$22	16%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income increased primarily attributable to lower losses largely driven by a net favorable reserve adjustment of $63 million, consisting of a reserve release of $83 million primarily related to COVID-19 delinquencies from 2020 and early 2021 curing at levels above original reserve expectations, partially offset by reserve strengthening of $20 million related to 2022 delinquencies given uncertainty in the current economic environment. This improvement was partially offset by the minority IPO of Enact Holdings that closed in September 2021, which reduced Genworth Financial’s ownership percentage to 81.6%, and lower premiums in the current year.

Revenues

Premiums decreased mainly driven by continued lapse of older, higher priced policies and lower single premium policy cancellations, partially offset by higher insurance in-force in the current year driven by increased persistency.

Net investment income increased primarily from higher investment yields and higher average invested assets, partially offset by lower income from bond calls in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased largely from a net favorable reserve adjustment of $80 million, partially offset by higher new delinquencies in the current year. During the third quarter of 2022, Enact released $105 million of reserves primarily related to COVID-19 delinquencies from 2020 and early 2021 curing at levels above original reserve expectations, partially offset by reserve strengthening of $25 million related to 2022 delinquencies given uncertainty in the current economic environment.

Provision for income taxes. The effective tax rate was 21.9% and 21.3% for the three months ended September 30, 2022 and 2021, respectively, consistent with the U.S. corporate federal income tax rate.

Net income from continuing operations attributable to noncontrolling interests. The increase relates to the minority IPO of Enact Holdings on September 16, 2021, which reduced Genworth Financial’s ownership percentage to 81.6%.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$707	$738	$(31)	(4)%
Net investment income	110	106	4	4%
Net investment gains (losses)	(1)	(2)	1	50%
Policy fees and other income	2	3	(1)	(33)%

Total revenues	818	845	(27)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	(112)	119	(231)	(194)%
Acquisition and operating expenses, net of deferrals	167	175	(8)	(5)%
Amortization of deferred acquisition costs and intangibles	10	11	(1)	(9)%
Interest expense	38	38	—	—%

Total benefits and expenses	103	343	(240)	(70)%

Income from continuing operations before income taxes	715	502	213	42%
Provision for income taxes	155	107	48	45%

Income from continuing operations	560	395	165	42%
Less: net income from continuing operations attributable to noncontrolling interests	103	4	99	NM (1)

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	457	391	66	17%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses	1	2	(1)	(50)%
Expenses related to restructuring	—	3	(3)	(100)%
Taxes on adjustments	—	(1)	1	100%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$458	$395	$63	16%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income increased primarily attributable to lower losses largely driven by net favorable reserve adjustments of $179 million, consisting of reserve releases of $199 million primarily related to COVID-19 delinquencies from 2020 curing at levels above original reserve expectations, partially offset by reserve strengthening of $20 million related to 2022 delinquencies given uncertainty in the current economic environment. This improvement was partially offset by the minority IPO of Enact Holdings that closed in September 2021, which reduced Genworth Financial’s ownership percentage to 81.6%, and lower premiums in the current year.

Revenues

Premiums decreased mainly driven by continued lapse of older, higher priced policies and lower single premium policy cancellations, partially offset by higher insurance in-force in the current year driven by increased persistency.

Net investment income increased primarily from higher average invested assets and investment yields, partially offset by lower income from bond calls.

Benefits and expenses

Benefits and other changes in policy reserves decreased largely from net favorable reserve adjustments of $226 million, partially offset by higher new delinquencies in the current year. During the nine months ended September 30, 2022, Enact released $251 million of reserves primarily related to COVID-19 delinquencies from 2020 curing at levels above original reserve expectations, partially offset by reserve strengthening of $25 million related to 2022 delinquencies given uncertainty in the current economic environment. In the prior year, Enact strengthened reserves by $10 million on pre-COVID-19 delinquencies.

Acquisition and operating expenses, net of deferrals, decreased primarily attributable to expenses associated with strategic transaction preparations and restructuring costs in the prior year that did not recur.

Provision for income taxes. The effective tax rate was 21.7% and 21.2% for the nine months ended September 30, 2022 and 2021, respectively, consistent with the U.S. corporate federal income tax rate.

Net income from continuing operations attributable to noncontrolling interests. The increase relates to the minority IPO of Enact Holdings on September 16, 2021, which reduced Genworth Financial’s ownership percentage to 81.6%.

Enact selected operating performance measures

Primary Mortgage Insurance

Substantially all of Enact’s policies are primary mortgage insurance, which provides protection on individual loans at specified coverage percentages. Primary mortgage insurance is placed on individual loans at the time of origination and is typically delivered to Enact on a loan-by-loan basis. Primary mortgage insurance can also be delivered to Enact on an aggregated basis, whereby each mortgage in a given loan portfolio is insured in a single transaction after the point of origination.

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

The following tables set forth selected operating performance measures regarding Enact as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Primary insurance in-force(1)	$241,813	$222,464	$19,349	9%
Risk in-force:
Primary	$61,124	$55,866	$5,258	9%
Pool	84	117	(33)	(28)%

Total risk in-force	$61,208	$55,983	$5,225	9%

(1)	Primary insurance in-force represents the aggregate unpaid principal balance for loans Enact insures.

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
New insurance written	$15,069	$23,972	$(8,903)	(37)%	$51,340	$75,563	$(24,223)	(32)%

Primary insurance in-force and risk in-force

Primary insurance in-force increased mainly from new insurance written. In addition, lower lapses and cancellations drove higher primary persistency, largely as a result of a decline in refinance originations due to rising interest rates in the current year. Primary persistency was 79% and 61% for the nine months ended September 30, 2022 and 2021, respectively. Total risk in-force increased primarily as a result of higher primary insurance in-force.

New insurance written

For the three and nine months ended September 30, 2022, new insurance written decreased largely due to a smaller estimated private mortgage insurance market, which was primarily driven by a decline in refinance originations due to rising interest rates in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for Enact for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Loss ratio	(17)%	14%	(31)%	(16)%	16%	(32)%
Expense ratio	25%	24%	1%	25%	25%	—%

The loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. The expense ratio is the ratio of general expenses to net earned premiums. In Enact, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.

The loss ratio improved for the three and nine months ended September 30, 2022 largely from net favorable reserve adjustments of $80 million and $226 million, respectively, as discussed above, partially offset by higher new delinquencies in the current year. During the nine months ended September 30, 2021, Enact strengthened reserves by $10 million on pre-COVID-19 delinquencies.

The expense ratio for the three months ended September 30, 2022 increased slightly compared to the three months ended September 30, 2021 primarily attributable to lower premiums in the current year. The expense ratio for the nine months ended September 30, 2022 was flat compared to the nine months ended September 30, 2021 as lower premiums in the current year were offset by expenses associated with strategic transaction preparations and restructuring costs in the prior year that did not recur.

Mortgage insurance loan portfolio

The following table sets forth selected financial information regarding Enact’s loan portfolio as of September 30:

(Amounts in millions)	2022	2021
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$38,099	$34,259
90.01% to 95.00%	101,164	94,888
85.01% to 90.00%	69,803	63,349
85.00% and below	32,747	29,968

Total	$241,813	$222,464

Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$10,809	$9,490
90.01% to 95.00%	29,379	27,509
85.01% to 90.00%	17,019	15,322
85.00% and below	3,917	3,545

Total	$61,124	$55,866

Primary insurance in-force by FICO(1) score at origination:
Over 760	$99,177	$87,073
740-759	38,731	35,177
720-739	33,874	31,374
700-719	28,384	27,371
680-699	21,294	21,458
660-679(2)	10,842	10,309
640-659	6,115	6,009
620-639	2,663	2,787
<620	733	906

Total	$241,813	$222,464

Primary risk in-force by FICO score at origination:
Over 760	$24,965	$21,767
740-759	9,808	8,824
720-739	8,656	7,966
700-719	7,200	6,923
680-699	5,356	5,383
660-679(2)	2,739	2,568
640-659	1,541	1,497
620-639	672	705
<620	187	233

Total	$61,124	$55,866

(1)	Fair Isaac Company.
(2)	Loans with unknown FICO scores are included in the 660-679 category.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for Enact’s loan portfolio as of the dates indicated:

	September 30, 2022	December 31, 2021	September 30, 2021
Primary insurance:
Insured loans in-force	949,052	937,350	936,934
Delinquent loans	18,856	24,820	28,904
Percentage of delinquent loans (delinquency rate)	1.99%	2.65%	3.08%

Delinquency rates have decreased primarily from a decline in total delinquencies as cures outpaced new delinquencies.

The following tables set forth primary delinquencies, direct primary case reserves and risk in-force by aged missed payment status in Enact’s loan portfolio as of the dates indicated:

	September 30, 2022
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	7,446	$48	$401	12%
4 - 11 payments	6,119	146	358	41%
12 payments or more	5,291	282	295	96%

Total	18,856	$476	$1,054	45%

	December 31, 2021
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	6,586	$35	$340	10%
4 - 11 payments	7,360	111	426	26%
12 payments or more	10,874	460	643	72%

Total	24,820	$606	$1,409	43%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, incurred but not reported (“IBNR”) and reinsurance reserves.

Reserves as a percentage of risk in-force as of September 30, 2022 increased compared to December 31, 2021 primarily driven by the decrease in delinquent risk in-force. For the nine months ended September 30, 2022, total delinquencies were lower mainly due to cures outpacing new delinquencies. Total reserves decreased largely from net favorable reserve adjustments as discussed above, partially offset by new delinquencies in the current year. While the number of loans that are delinquent for 12 months or more has decreased since December 31, 2021, it remains elevated compared to pre-COVID-19 levels due in large part to borrowers entering a forbearance plan over a year ago driven by COVID-19. Resolution of a delinquency in a forbearance plan, whether it ultimately results in a cure or a claim, is difficult to estimate and may not be known for several quarters, if not longer. In addition, due to foreclosure moratoriums and the uncertainty around the lack of progression through the foreclosure process, there is still uncertainty around the likelihood and timing of delinquencies going to claim.

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

	Percent of primary risk in-force as of September 30, 2022	Percent of direct primary case reserves as of September 30, 2022 (1)	Delinquency rate as of
			September 30, 2022	December 31, 2021	September 30, 2021
By State:
California	12%	10%	2.02%	3.17%	3.91%
Texas	8%	7%	2.10%	2.89%	3.47%
Florida (2)	8%	8%	1.93%	2.97%	3.73%
New York (2)	5%	14%	2.97%	3.80%	4.41%
Illinois (2)	5%	6%	2.53%	3.09%	3.53%
Michigan	4%	3%	1.69%	1.87%	2.01%
Arizona	3%	2%	1.67%	2.31%	2.64%
North Carolina	3%	2%	1.62%	2.18%	2.54%
Georgia	3%	3%	2.26%	2.94%	3.57%
Pennsylvania (2)	3%	3%	2.11%	2.38%	2.75%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
(2)	Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

	Percent of primary risk in-force as of September 30, 2022	Percent of direct primary case reserves as of September 30, 2022 (1)	Delinquency rate as of
			September 30, 2022	December 31, 2021	September 30, 2021
By MSA or MD:
Chicago-Naperville, IL MD	3%	4%	2.85%	3.68%	4.38%
Phoenix, AZ MSA	3%	2%	1.71%	2.36%	2.64%
New York, NY MD	3%	9%	3.88%	5.32%	6.48%
Atlanta, GA MSA	2%	3%	2.47%	3.28%	4.00%
Washington-Arlington, DC MD	2%	2%	1.79%	2.96%	3.88%
Houston, TX MSA	2%	3%	2.74%	3.61%	4.51%
Riverside-San Bernardino, CA MSA	2%	2%	2.74%	3.42%	4.42%
Los Angeles-Long Beach, CA MD	2%	2%	2.13%	3.95%	4.98%
Dallas, TX MD	2%	2%	1.78%	2.31%	3.02%
Nassau County, NY MD	2%	4%	3.83%	5.55%	6.93%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

The following table sets forth the dispersion of Enact’s direct primary case reserves, primary insurance in-force and risk in-force by year of policy origination, and delinquency rate as of September 30, 2022:

(Amounts in millions)	Percent of direct primary case reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total	Delinquency rate
Policy Year
2008 and prior	28%	$6,849	3%	$1,764	3%	9.71%
2009 to 2014	4	2,293	1	609	1	5.00%
2015	4	3,133	1	840	1	3.68%
2016	7	6,772	3	1,805	3	3.14%
2017	8	6,818	3	1,792	3	3.75%
2018	10	7,133	3	1,806	3	4.47%
2019	12	17,070	7	4,313	7	2.65%
2020	16	58,497	24	14,891	25	1.31%
2021	10	83,740	35	20,848	34	0.92%
2022	1	49,508	20	12,456	20	0.26%

Total portfolio	100%	$241,813	100%	$61,124	100%	1.99%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

Loss reserves in policy years 2008 and prior are outsized compared to their representation of risk in-force. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses Enact will experience on these policy years, they have become a smaller percentage of its total mortgage insurance portfolio. The largest portion of loss reserves has shifted to newer book years as a result of COVID-19 given their significant representation of risk in-force. As of September 30, 2022, Enact’s 2015 and newer policy years represented approximately 96% of its primary risk in-force and 68% of its total direct primary case reserves.

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

In the fourth quarter of 2022, we will complete our annual review of long-term care insurance claim reserve assumptions and also plan to complete our loss recognition and cash flow testing as well as assumption reviews for all of our U.S. life insurance products. For our 2022 assumption updates, we will generally not include data after 2019 in setting any long-term assumptions, as we do not have sufficient information around longer term effects of the pandemic, which is consistent with the approach for our 2021 assumptions.

As part of our review of long-term care insurance claim reserve assumptions, we are monitoring emerging experience particularly in mortality and benefit utilization, including the impact of increased cost of care due to inflation. While this work is ongoing, our reviews to date do not indicate a need to strengthen the claim reserves as assumptions appear to be holding up in the aggregate. Our review of long-term care insurance assumptions for future policy benefits, or active life reserves, as part of our testing in the fourth quarter of 2022, will include assumptions regarding expected claim incidence and terminations, expenses, benefit utilization, interest rates and in-force rate actions, among other assumptions. Based on the preliminary work done to date, assumptions appear to be holding up in the aggregate and we do not currently anticipate significant assumption changes or resulting significant financial impacts from our active life reserve review. However, our review is not yet complete, and we continue to work with relevant state insurance regulators in order to secure in-force rate actions, which are included in our assumptions. Any adverse change in our assumptions would have a negative impact on our loss recognition testing results in our long-term care insurance business; however, we would likely seek to offset the impact by adjustments to our in-force rate action plan.

In our life insurance business, we will review assumptions regarding mortality, persistency and interest rates, among other assumptions, in the fourth quarter of 2022. We updated mortality assumptions in our life insurance business in the prior year and currently believe our long-term assumptions are appropriate. However, we will continue to monitor elevated mortality experience, mortality improvement and persistency in our life insurance products as we evaluate the long-term impacts from the pandemic. Any future adverse changes in our assumptions could negatively impact earnings of our life insurance business.

As of December 31, 2021, the risk-based capital (“RBC”) of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state (“company action level RBC ratio”). The consolidated company action level RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 289% as of December 31, 2021. As of September 30, 2022, the estimated consolidated company action level RBC ratio of our U.S. domiciled life insurance subsidiaries was 285%, a slight decrease compared to December 31, 2021. The decrease was driven by unfavorable equity market performance in our variable annuity products and elevated mortality in our life insurance products that were mostly offset by higher earnings in our long-term care insurance business mainly driven by claim experience and premium rate increases and benefit reductions, including policyholder benefit reduction elections made in connection with legal settlements.

We continue to face challenges in our principal life insurance subsidiaries, particularly those subsidiaries that rely heavily on long-term care insurance in-force rate actions as a source of earnings and capital. We may see variability in statutory results and a decline in the company action level RBC ratios of these subsidiaries given the time lag between the approval of in-force rate actions versus when the benefits from the in-force rate actions (including increased premiums and associated benefit reductions) are fully realized in our financial results. Additionally, the company action level RBC ratio of our U.S. life insurance subsidiaries would be negatively impacted by future increases in our statutory reserves, including results of life mortality, cash flow testing and assumption reviews, particularly in our long-term care insurance business. Future declines in the company action level RBC ratio of our life insurance subsidiaries could result in heightened supervision and regulatory action.

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

Our U.S. life insurance businesses have been impacted by COVID-19 as a result of elevated mortality. Our long-term care insurance operating results have been favorably impacted by higher mortality in 2022 and the full year 2021. Conversely, higher mortality rates had unfavorable impacts in our life insurance products and we have observed minimal impact from COVID-19 in our fixed annuity products. While the ongoing impact of COVID-19 is very difficult to predict, the related outcomes and impact on the U.S. life insurance business currently depends on the after effects indirectly caused by the pandemic, including supply chain shortages and high inflation, and the shape of the economic recovery. For sensitivities related to lapses and mortality on our U.S. life insurance products, see “Item 7—Management’s Discussion and Analysis— Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K. We will continue to monitor COVID-19 associated impacts and evaluate all of our assumptions that may need updating as a result of longer-term trends related to the pandemic.

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

In our long-term care insurance products, we have experienced higher mortality during COVID-19 which has had a favorable impact on claim reserves and our operating results. Although it is not our practice to track cause of death for policyholders and claimants, we believe the higher mortality in our long-term care insurance business in early 2022 as well as during 2021 was likely impacted by COVID-19, but we expect the impacts to be temporary. COVID-19 significantly increased mortality on our most vulnerable claimants, which may reduce mortality rates in future periods. To account for this change in experience due to COVID-19, we adjusted the mortality assumption in our claim reserves to reflect the risk of lower claim termination rates on remaining claims. As of September 30, 2022, the balance of our incremental claim reserves associated with COVID-19 mortality was $99 million, which decreased $35 million from the December 31, 2021 balance of $134 million as mortality decreased during the second and third quarters of 2022 as the impacts from the pandemic subsided. Short-term mortality experience may fluctuate, and we would decrease the COVID-19 mortality adjustment if we continue to experience lower mortality.

We also experienced lower new claims incidence in our long-term care insurance business during COVID-19; however, we do not expect this to be permanent but rather a temporary reduction and that claims incidence experience will ultimately resemble previous trends. As a result, we strengthened our IBNR claim reserves during COVID-19, and as of September 30, 2022, the balance of IBNR claim reserves due to lower claims incidence was $51 million. New claims incidence remains below pre-pandemic levels and near-term incidence may continue to be impacted by COVID-19. However, pending claims, which are our leading indicator of future incidence, have been trending upward toward historical levels in recent quarters. In addition, during the pandemic, a larger share of our claimants sought home care instead of facility-based care, and as the impacts of the pandemic subside, we have seen that trend reverse. We continue to utilize virtual assessments to assess eligibility for benefits while in-person assessments have been temporarily discontinued during COVID-19. We are reviewing the options to resume in-person assessments, with appropriate protocols in place, while having virtual assessments available for those policyholders who would prefer this option. For claimants without the technology to perform virtual assessments, we have alternate options for gathering information. Our long-term care insurance benefit utilization will be monitored for impact, although it is too early to tell the magnitude and/or direction of that impact.

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

Given the ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business, including: premium rate increases and associated benefit reductions on our in-force policies; managing expense levels; executing investment strategies targeting higher returns; and enhancing our financial and actuarial analytical capabilities. In addition, we have reached certain legal settlements regarding alleged disclosure deficiencies in premium increases for long-term care insurance policies. The legal settlement related to one of our newer long-term care insurance products was implemented beginning in 2021 and its implementation was materially completed in the second quarter of 2022. We also have two other similar pending settlements, which impact approximately 50% of our long-term care insurance in-force policies. One of the pending settlements on certain of our long-term care insurance policies, which represents 15% of our block, became final on July 29, 2022. We began implementation of this settlement on August 1, 2022, but given the 90-day policyholder election window, we would not expect meaningful financial impacts until the fourth quarter of 2022. However, because the election mailings occur on the policyholder’s anniversary date, the majority of the impacts are expected to be in 2023. We have also received preliminary approval from the court on another pending settlement on certain of our long-term care insurance policies, which represents 35% of our block. A final court hearing to approve that settlement is scheduled for November 2022. Should we receive final approval and have no appeals, we would expect to begin implementing that settlement in 2023. The two new settlements are similar to the previous settlement, and their ultimate impact will depend on the policyholder election rates and the types of reduced benefits elected. Given our experience with the first settlement, we expect these additional settlements to result in an overall net favorable impact to our results of operations. While we expect renewal premiums to decline over time, the settlements could accelerate that decline if policyholders continue to elect non-forfeiture and reduced benefit options, which have predominantly been the most prevalent policyholder elections for these legal settlements. Executing on our multi-year long-term care insurance in-force rate action plan with premium rate increases and associated benefit reductions on our legacy long-term care insurance policies is critical to the business. For an update on in-force rate actions, refer to “Significant Developments and Strategic Highlights—U.S. Life Insurance.”

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

Mortality levels may deviate each period from historical trends. Overall mortality experience was lower for the third quarter of 2022 compared to the third quarter of 2021 but higher when compared to the second quarter of 2022. In our life insurance products, COVID-19 deaths in the first quarter of 2022 were lower than the first quarter of 2021 but higher than the fourth quarter of 2021. However, in the second and third quarters of 2022, COVID-19 deaths in our life insurance products declined significantly. We have experienced higher mortality than our then-current and priced-for assumptions in recent years for our universal life insurance block. We have also been experiencing higher mortality related charges resulting from an increase in rates charged by our reinsurance partners reflecting natural block aging and higher mortality compared to expectations.

Our mortality experience for older ages is emerging and we continue to monitor trends in mortality improvement. We will continue to regularly review our mortality assumptions as well as all of our other assumptions in light of emerging experience. We may be required to make adjustments in the future to our assumptions which could impact our universal and term universal life insurance reserves, recoverability of DAC, or the loss recognition testing results of our term life insurance products. Any materially adverse changes to our assumptions, including mortality, persistency or interest rates, could have a materially negative impact on our results of operations, financial condition and business.

For the year ended December 31, 2021, in connection with our review of DAC for recoverability, we recorded after-tax charges of $92 million in our term universal and universal life insurance products. In addition, during the nine months ended September 30, 2022, we also recorded $41 million, including $10 million in the third quarter of 2022, of after-tax DAC impairment charges related to our term universal and universal life insurance products in connection with DAC recoverability testing.

Compared to 1998 and prior years, we had a significant increase in term life insurance sales between 1999 and 2009, particularly in 1999 and 2000. The blocks of business issued since 2000 vary in size as compared to the large 1999 and 2000 blocks of business. As our large 10-, 15- and 20-year level premium period term life insurance policies written in 1999 and 2000 transitioned to their post-level guaranteed premium rate period, we experienced lower persistency compared to our pricing and valuation assumptions which accelerated DAC amortization in previous years. If lapse experience on future 10-, 15- and 20-year level premium period blocks emerges similar to our large level premium period business written in 1999 and 2000, we would expect volatility in DAC amortization if persistency is lower than original assumptions, which would reduce profitability in our term life insurance products. However, going forward, given our smaller block sizes and reinsurance agreements in place, we would expect the impact to DAC amortization on policies entering the post-level period to be lower than what we experienced in 2019 and 2020. For example, our 20-year level premium period business written in 2002 has begun to enter its post-level period in 2022 and we have experienced elevated DAC amortization, albeit lower than the levels we experienced in 2020 and 2019, due to higher than expected lapses as these policies exit the level premium period. We have also taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004.

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

Segment results of operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$697	$699	$(2)	—%
Net investment income	711	773	(62)	(8)%
Net investment gains (losses)	(61)	87	(148)	(170)%
Policy fees and other income	138	144	(6)	(4)%

Total revenues	1,485	1,703	(218)	(13)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,210	1,097	113	10%
Interest credited	81	85	(4)	(5)%
Acquisition and operating expenses, net of deferrals	169	211	(42)	(20)%
Amortization of deferred acquisition costs and intangibles	69	96	(27)	(28)%

Total benefits and expenses	1,529	1,489	40	3%

Income (loss) from continuing operations before income taxes	(44)	214	(258)	(121)%
Provision (benefit) for income taxes	(2)	53	(55)	(104)%

Income (loss) from continuing operations	(42)	161	(203)	(126)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (1)	60	(87)	147	169%
Expenses related to restructuring	—	1	(1)	(100)%
Pension plan termination costs	6	—	6	NM (2)
Taxes on adjustments	(13)	18	(31)	(172)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$11	$93	$(82)	(88)%

(1)	For the three months ended September 30, 2022, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million.
(2)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$25	$133	$(108)	(81)%
Life insurance	(33)	(68)	35	51%
Fixed annuities	19	28	(9)	(32)%

Total adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$11	$93	$(82)	(88)%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•

Adjusted operating income in our long-term care insurance business decreased $108 million primarily from higher severity and frequency of new claims, lower claim terminations and higher benefit utilization in the current year. The current year also included a less favorable impact of $46 million from in-force rate actions approved and implemented, which included a lower net favorable impact from policyholder benefit reduction elections made in connection with legal settlements, as the implementation of one is materially complete and the implementation of another one began in August 2022. The decrease was also attributable to lower renewal premiums and lower net investment income in the current year.

•

The adjusted operating loss in our life insurance business decreased $35 million mainly attributable to lower mortality and lower DAC impairments of $20 million, partially offset by higher lapses in our 20-year term life insurance block written in 2002 entering its post-level premium period in the current year.

•

Adjusted operating income in our fixed annuities business decreased $9 million mainly attributable to lower net spreads, partially offset by higher mortality in our single premium immediate annuity products and lower DAC amortization in the current year.

Revenues

Premiums

•

Our long-term care insurance business decreased $10 million primarily driven by lower renewal premiums from policy terminations and policies entering paid-up status, partially offset by $27 million of increased premiums in the current year from in-force rate actions approved and implemented.

•	Our life insurance business increased $8 million primarily driven by lower ceded premiums, partially offset by the continued runoff of in-force blocks in the current year.

Net investment income

•

Our long-term care insurance business decreased $24 million largely from lower income of $36 million in the current year mostly attributable to limited partnerships, bond calls and commercial mortgage loan prepayments, partially offset by higher income of $5 million related to U.S. Government Treasury Inflation Protected Securities (“TIPS”) and higher average invested assets in the current year.

•	Our life insurance business decreased $10 million driven by lower bond calls and commercial mortgage loan prepayments as well as lower average invested assets in the current year.

•

Our fixed annuities business decreased $28 million largely attributable to lower average invested assets driven mostly by block runoff, along with lower bond calls and commercial mortgage loan prepayments in the current year.

Net investment gains (losses)

•

Net investment losses of $47 million in the current year in our long-term care insurance business were largely attributable to net unrealized losses from mark to market adjustments on limited partnerships and changes in the fair value of equity securities and from net realized losses on the sale of investment securities. Net investment gains of $80 million in the prior year were primarily related to net unrealized gains from mark to market adjustments on limited partnerships and changes in the fair value of equity securities and from net realized gains on the sale of investment securities.

•	Our life insurance business decreased $13 million primarily from net realized losses from the sale of investment securities in the current year compared to net realized gains in the prior year.

•

Net investment losses of $7 million in the current year in our fixed annuities business included net realized losses from the sale of investment securities and derivative losses. Net investment gains of $1 million in the prior year were largely due to a favorable adjustment to credit losses and derivative gains, partially offset by net realized losses from the sale of investment securities.

Policy fees and other income. The decrease was largely related to our life insurance business driven mostly by the runoff of our in-force blocks in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our long-term care insurance business increased $159 million primarily due to a less favorable impact of $129 million from reduced benefits in the current year related to in-force rate actions approved and implemented, which included policyholder benefit reduction elections made in connection with legal settlements as the implementation of one is materially complete and the implementation of another one began in August 2022. The increase was also attributable to aging of the in-force block, including higher severity and frequency of new claims, as well as lower claim terminations and higher benefit utilization as the impacts of the pandemic lessened in the current year. These increases were partially offset by lower incremental reserves of $89 million recorded in connection with an accrual for profits followed by losses. To account for the change in experience related to claim incidence due to COVID-19, we decreased claim reserves by $22 million in the prior year compared to an increase of $5 million in the current year. We also reduced claim reserves by $11 million in the current year to account for the change in experience related to COVID-19 mortality as the impacts of the pandemic lessened.

•	Our life insurance business decreased $37 million largely from lower mortality in the current year.

•

Our fixed annuities business decreased $9 million principally from lower assumed reserves as a result of a third-party recapture of certain single premium immediate annuity contracts in the second quarter of 2022, block runoff and higher mortality in the current year.

Interest credited. The decrease in interest credited was largely driven by our fixed annuities business due to lower average account values from block runoff.

Acquisition and operating expenses, net of deferrals

•	Our long-term care insurance business decreased $48 million principally related to lower premium taxes, commissions and other expenses of $44 million in the current year associated with our in-force rate action plan, which included expenses related to policyholder benefit reduction elections made in connection with legal settlements as the implementation of one is materially complete and the implementation of another one began in August 2022.

•

Our life insurance business increased $9 million largely from $6 million primarily related to conversion costs associated with an outsourcing arrangement and $6 million of pension plan termination costs, partially offset by lower operating costs in the current year.

Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business decreased $10 million primarily due to lower policy terminations and policies entering paid-up status in the current year.

•

Our life insurance business decreased $14 million primarily from lower DAC impairments of $25 million on our universal and term universal life insurance products, partially offset by higher lapses in our 20-year term life insurance block written in 2002 entering its post-level premium period in the current year.

•	Our fixed annuities business decreased $3 million primarily due to higher interest rates in the current year that are expected to increase future investment spreads.

Provision (benefit) for income taxes. The effective tax rate was 5.2% and 24.9% for the three months ended September 30, 2022 and 2021, respectively. The decrease in the effective tax rate was primarily attributable to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income, in relation to the pre-tax loss in the current year compared to pre-tax income in the prior year.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$2,080	$2,116	$(36)	(2)%
Net investment income	2,087	2,252	(165)	(7)%
Net investment gains (losses)	(1)	195	(196)	(101)%
Policy fees and other income	404	437	(33)	(8)%

Total revenues	4,570	5,000	(430)	(9)%

Benefits and expenses:
Benefits and other changes in policy reserves	3,167	3,381	(214)	(6)%
Interest credited	243	262	(19)	(7)%
Acquisition and operating expenses, net of deferrals	881	622	259	42%
Amortization of deferred acquisition costs and intangibles	224	241	(17)	(7)%

Total benefits and expenses	4,515	4,506	9	—%

Income from continuing operations before income taxes	55	494	(439)	(89)%
Provision for income taxes	33	127	(94)	(74)%

Income from continuing operations	22	367	(345)	(94)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (1)	—	(195)	195	100%
Expenses related to restructuring	1	17	(16)	(94)%
Pension plan termination costs	6	—	6	NM (2)
Taxes on adjustments	(1)	37	(38)	(103)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$28	$226	$(198)	(88)%

(1)	For the nine months ended September 30, 2022, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million.
(2)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$118	$326	$(208)	(64)%
Life insurance	(146)	(171)	25	15%
Fixed annuities	56	71	(15)	(21)%

Total adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$28	$226	$(198)	(88)%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•

Adjusted operating income in our long-term care insurance business decreased $208 million primarily from higher severity and frequency of new claims, lower claim terminations, lower renewal premiums and lower net investment income. The decrease was also attributable to a $40 million less favorable impact in the current year from in-force rate actions approved and implemented, which included a lower net favorable impact from policyholder benefit reduction elections made in connection with legal settlements, as the implementation of one is materially complete and the implementation of another one began in August 2022. To account for the change in experience related to mortality and claim incidence due to COVID-19, we increased claim reserves by $48 million in the prior year. As the impacts of COVID-19 lessened, we reduced claim reserves by $47 million in the current year.

•

The adjusted operating loss in our life insurance business decreased $25 million mainly attributable to lower mortality and lower DAC impairments of $19 million in the current year. These decreases were partially offset by a $20 million legal settlement expense and higher lapses in our 20-year term life insurance block written in 2002 entering its post-level premium period in the current year.

•

Adjusted operating income in our fixed annuities business decreased $15 million mainly attributable to lower net spreads, partially offset by higher mortality in our single premium immediate annuity products and lower DAC amortization in the current year.

Revenues

Premiums

•

Our long-term care insurance business decreased $55 million primarily driven by lower renewal premiums from policy terminations and policies entering paid-up status, partially offset by $61 million of increased premiums in the current year from in-force rate actions approved and implemented.

•	Our life insurance business increased $19 million primarily driven by lower ceded premiums, partially offset by the continued runoff of our in-force blocks in the current year.

Net investment income

•

Our long-term care insurance business decreased $65 million largely from lower income of $98 million in the current year mostly attributable to limited partnerships, bond calls and commercial mortgage loan prepayments, partially offset by higher income of $25 million related to TIPS and higher average invested assets in the current year.

•

Our life insurance business decreased $19 million principally related to $14 million of lower bond calls and commercial mortgage loan prepayments, and lower average invested assets in the current year.

•	Our fixed annuities business decreased $81 million largely attributable to lower average invested assets, along with lower bond calls and commercial mortgage loan prepayments in the current year.

Net investment gains (losses)

•

Net investment gains of $174 million in our long-term care insurance business in the prior year were primarily driven by net unrealized gains from mark to market adjustments on limited partnerships and changes in the fair value of equity securities.

•

Our life insurance business decreased $20 million primarily due to unrealized losses in the current year compared to gains in the prior year from changes in the fair value of equity securities and derivatives, as well as lower net realized gains on the sale of investment securities in the current year.

Policy fees and other income. The decrease was largely related to our life insurance business driven mostly by the runoff of our in-force blocks in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our long-term care insurance business increased $255 million primarily due to a less favorable impact of $198 million from reduced benefits in the current year related to in-force rate actions approved and implemented, which included policyholder benefit reduction elections made in connection with legal settlements as the implementation of one is materially complete and the implementation of another one began in August 2022. The increase was also attributable to aging of the in-force block, including higher severity and frequency of new claims, as well as lower claim terminations and higher benefit utilization as the impacts of the pandemic lessened in the current year. These increases were partially offset by lower incremental reserves of $165 million recorded in connection with an accrual for profits followed by losses in the current year. To account for the change in experience related to mortality and claim incidence due to COVID-19, we increased claim reserves by $61 million in the prior year. As the impacts of COVID-19 lessened, we reduced claim reserves by $59 million in the current year.

•	Our life insurance business decreased $69 million largely from lower mortality in the current year.

•

Our fixed annuities business decreased $400 million principally from lower assumed reserves as a result of a third-party recapture of $374 million of certain single premium immediate annuity contracts in the second quarter of 2022 and from higher mortality in the current year.

Interest credited. The decrease in interest credited was driven by declines of $14 million in our fixed annuities products and $5 million in our life insurance products due to lower average account values from block runoff.

Acquisition and operating expenses, net of deferrals

•

Our long-term care insurance business decreased $118 million principally related to lower premium taxes, commissions and other expenses of $86 million in the current year associated with our in-force rate action plan, which included expenses related to policyholder benefit reduction elections made in connection with legal settlements as the implementation of one is materially complete and the implementation of another one began in August 2022. The decrease was also attributable to restructuring costs of $12 million in the prior year that did not recur and lower operating costs in the current year.

•

Our life insurance business increased $19 million primarily due to a $25 million legal settlement expense, $13 million primarily related to conversion costs associated with an outsourcing arrangement and pension plan termination costs of $6 million in the current year. These increases were partially offset by lower reinsurance and operating costs in the current year and $4 million of restructuring costs in the prior year that did not recur.

•

Our fixed annuities business increased $358 million primarily due to a payment of $365 million related to the recapture of certain single premium immediate annuity contracts by a third party in the second quarter of 2022.

Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business decreased $9 million primarily due to lower policy terminations and policies entering paid-up status in the current year.

•

Our life insurance business increased $1 million primarily from higher lapses in our 20-year term life insurance block written in 2002 entering its post-level premium period, mostly offset by lower DAC impairments of $24 million on our universal and term universal life insurance products in the current year.

•	Our fixed annuities business decreased $9 million primarily due to higher interest rates in the current year that are expected to increase future investment spreads.

Provision for income taxes. The effective tax rate was 59.6% and 25.6% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate was primarily attributable to higher tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income, in relation to lower pre-tax income in the current year.

U.S. Life Insurance selected operating performance measures

Long-term care insurance

As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. In aggregate, we estimate that we have achieved approximately $21.0 billion, on a net present value basis, of approved in-force rate increases since 2012. We continue to work closely with the NAIC and state regulators to demonstrate the broad-based need for actuarially justified rate increases and associated benefit reductions in order to pay future claims.

The following table summarizes the impact from cumulative in-force rate actions on the results of operations of our long-term care insurance business for the periods indicated:

			Increase				Increase
			(decrease) and				(decrease) and
	Three months ended		percentage		Nine months ended		percentage
	September 30,		change		September 30,		change
(Amounts in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Premiums	$242	$215	$27	13%	$678	$617	$61	10%
Plus: Benefits and other changes in policy reserves (1)	117	246	(129)	(52)%	474	672	(198)	(29)%
Less: Acquisition and operating expenses, net of deferrals (2)	32	76	(44)	(58)%	118	204	(86)	(42)%

Adjusted operating income before taxes	327	385	(58)	(15)%	1,034	1,085	(51)	(5)%
Income taxes	69	81	(12)	(15)%	217	228	(11)	(5)%

Adjusted operating income (3)	$258	$304	$(46)	(15)%	$817	$857	$(40)	(5)%

(1)

Amounts represent benefit reductions elected by policyholders as an alternative to increased premiums. These amounts reduced benefits and other changes in policy reserves in our long-term care insurance business for the periods indicated.

(2)

Amounts include premium taxes, commissions and other expenses associated with our long-term care insurance in-force rate action plan, which included expenses of $10 million and $59 million for the three and nine months ended September 30, 2022, respectively, and $57 million and $150 million for the three and nine months ended September 30, 2021, respectively, related to policyholder benefit reduction elections made in connection with legal settlements. Included in the $10 million and $59 million of expenses for the three and nine months ended September 30, 2022, respectively, were $7 million and $56 million, respectively, of cash damages. Included in the $57 million and $150 million of expenses for the three and nine months ended September 30, 2021, respectively, were $50 million and $131 million, respectively, of cash damages. The implementation of one legal settlement is materially complete and the implementation of another one began in August 2022.

(3)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders attributable to in-force rate actions excludes reserve updates resulting from profits followed by losses and reserve changes for group products.

See our results of operations above for additional details.

The following table presents net earned premiums and the loss ratio for our long-term care insurance business for the periods indicated:

			Increase				Increase
			(decrease) and				(decrease) and
	Three months ended		percentage		Nine months ended		percentage
	September 30,		change		September 30,		change
(Amounts in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Net earned premiums:
Individual long-term care insurance(1)	$609	$621	$(12)	(2)%	$1,794	$1,853	$(59)	(3)%
Group long-term care insurance	33	31	2	6%	97	93	4	4%

Total	$642	$652	$(10)	(2)%	$1,891	$1,946	$(55)	(3)%

Loss ratio	83%	58%	25%		76%	61%	15%

(1)

For the three months ended September 30, 2022 and 2021, amounts include increased premiums of $242 million and $215 million, respectively, from in-force rate actions approved and implemented. For the nine months ended September 30, 2022 and 2021, amounts include increased premiums of $678 million and $617 million, respectively, from in-force rate actions approved and implemented.

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums decreased for the three months and nine months ended September 30, 2022 primarily driven by lower renewal premiums from policy terminations and policies entering paid-up status, partially offset by $27 million and $61 million, respectively, of increased premiums in the current year from in-force rate actions approved and implemented.

The loss ratio increased for the three and nine months ended September 30, 2022 due to higher benefits and other changes in reserves and lower premiums as discussed above.

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
Term and whole life insurance
Net earned premiums	$55	$47	$8	17%	$189	$170	$19	11%
Term universal life insurance
Net deposits	46	49	(3)	(6)%	144	155	(11)	(7)%
Universal life insurance
Net deposits	60	68	(8)	(12)%	185	201	(16)	(8)%
Total life insurance

Net earned premiums and deposits	$161	$164	$(3)	(2)%	$518	$526	$(8)	(2)%

	As of September 30,		Percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Term and whole life insurance
Life insurance in-force, net of reinsurance	$50,916	$54,414	(6)%
Life insurance in-force before reinsurance	$308,153	$340,153	(9)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$94,151	$101,415	(7)%
Life insurance in-force before reinsurance	$94,773	$102,079	(7)%
Universal life insurance
Life insurance in-force, net of reinsurance	$30,094	$31,472	(4)%
Life insurance in-force before reinsurance	$33,995	$35,653	(5)%
Total life insurance
Life insurance in-force, net of reinsurance	$175,161	$187,301	(6)%
Life insurance in-force before reinsurance	$436,921	$477,885	(9)%

We no longer solicit sales of our traditional life insurance products; however, we continue to service our existing blocks of business.

Term and whole life insurance

Net earned premiums increased for the three and nine months ended September 30, 2022 mainly attributable to lower ceded premiums, partially offset by the continued runoff of our in-force blocks in the current year.

Universal and term universal life insurance

Net deposits decreased for the three and nine months ended September 30, 2022 primarily attributable to lower renewals and from the continued runoff of our in-force blocks.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities business as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Account value, beginning of period	$8,563	$10,913	$10,163	$11,815
Premiums and deposits	18	25	57	63
Surrenders, benefits and product charges (1)	(411)	(465)	(1,580)	(1,491)

Net flows	(393)	(440)	(1,523)	(1,428)
Interest credited and investment performance	71	82	190	262
Effect of accumulated net unrealized investment gains (losses)	(44)	(32)	(633)	(126)

Account value, end of period	$8,197	$10,523	$8,197	$10,523

(1)	Amount included the recapture of $373 million account value of certain single premium immediate annuities by a third party during the nine months ended September 30, 2022.

We no longer solicit sales of our traditional fixed annuity products; however, we continue to service our existing block of business.

Account value decreased compared to June 30, 2022 as surrenders, benefits and unfavorable market performance exceeded interest credited, and decreased compared to December 31, 2021 driven mostly by surrenders and benefits, which included the recapture of $373 million of certain single premium immediate annuity contracts by a third party in the second quarter of 2022. The decrease compared to December 31, 2021 was also attributable to unfavorable market performance, partially offset by interest credited in the current year.

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

Segment results of operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Net investment income	$57	$49	$8	16%
Net investment gains (losses)	(12)	(1)	(11)	NM (1)
Policy fees and other income	28	33	(5)	(15)%

Total revenues	73	81	(8)	(10)%

Benefits and expenses:
Benefits and other changes in policy reserves	10	12	(2)	(17)%
Interest credited	47	38	9	24%
Acquisition and operating expenses, net of deferrals	10	12	(2)	(17)%
Amortization of deferred acquisition costs and intangibles	6	7	(1)	(14)%

Total benefits and expenses	73	69	4	6%

Income from continuing operations before income taxes	—	12	(12)	(100)%
Provision (benefit) for income taxes	(1)	2	(3)	(150)%

Income from continuing operations	1	10	(9)	(90)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (2)	11	1	10	NM (1)
Taxes on adjustments	(3)	—	(3)	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$9	$11	$(2)	(18)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended September 30, 2022, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income decreased predominantly due to the impact from unfavorable equity market performance and higher interest rates on our variable annuity products in the current year. This decrease was partially offset by lower mortality in our corporate-owned life insurance products in the current year.

Revenues

Net investment income increased primarily from higher policy loan income in our corporate-owned life insurance products in the current year.

Net investment losses increased in the current year predominantly related to derivative losses, partially offset by gains on embedded derivatives associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”) in the current year compared to losses in the prior year.

Policy fees and other income decreased principally from lower fee income driven mostly by a decline in the average account values in our variable annuity products in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily attributable to lower mortality in our corporate-owned life insurance products, mostly offset by higher guaranteed minimum death benefits (“GMDB”) reserves in our variable annuity products due to unfavorable equity market performance and higher interest rates in the current year.

Interest credited increased largely due to our corporate-owned life insurance products in the current year.

Acquisition and operating expenses, net of deferrals decreased principally from lower commissions in our variable annuity products in the current year due to block runoff.

Provision (benefit) for income taxes. The effective tax rate was 310.7% and 17.5% for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily attributable to tax benefits from tax favored items in relation to no pre-tax income (loss) in the current year.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Net investment income	$158	$141	$17	12%
Net investment gains (losses)	(37)	3	(40)	NM (1)
Policy fees and other income	88	101	(13)	(13)%

Total revenues	209	245	(36)	(15)%

Benefits and expenses:
Benefits and other changes in policy reserves	29	22	7	32%
Interest credited	135	119	16	13%
Acquisition and operating expenses, net of deferrals	34	39	(5)	(13)%
Amortization of deferred acquisition costs and intangibles	21	16	5	31%

Total benefits and expenses	219	196	23	12%

Income (loss) from continuing operations before income taxes	(10)	49	(59)	(120)%
Provision (benefit) for income taxes	(4)	9	(13)	(144)%

Income (loss) from continuing operations	(6)	40	(46)	(115)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	34	(3)	37	NM (1)
Taxes on adjustments	(8)	1	(9)	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$20	$38	$(18)	(47)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the nine months ended September 30, 2022, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(3) million.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income decreased predominantly due to the impact from unfavorable equity market performance and higher interest rates on our variable annuity products in the current year.

Revenues

Net investment income increased primarily from higher policy loan income in our corporate-owned life insurance products in the current year.

Net investment losses in the current year were predominantly related to losses on embedded derivatives associated with our variable annuity products with GMWBs and derivative losses. Net investment gains in the prior year were predominantly related to gains on embedded derivatives associated with our variable annuity products with GMWBs.

Policy fees and other income decreased principally from lower fee income driven mostly by a decline in the average account values in our variable annuity products in the current year.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily attributable to higher GMDB reserves in our variable annuity products due to unfavorable equity market performance and higher interest rates.

Interest credited increased largely due to our corporate-owned life insurance products in the current year.

Acquisition and operating expenses, net of deferrals decreased principally from lower commissions in our variable annuity products in the current year due to block runoff.

Amortization of deferred acquisition costs and intangibles increased primarily from higher DAC amortization in our variable annuity products due to unfavorable equity market performance in the current year.

Provision (benefit) for income taxes. The effective tax rate was 36.7% and 18.3% for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily attributable to tax benefits from tax favored items in relation to a pre-tax loss in the current year compared to pre-tax income in the prior year.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2022	2021	2022	2021
Account value, beginning of period	$3,913	$4,968	$4,839	$5,001
Deposits	4	6	13	16
Surrenders, benefits and product charges	(118)	(136)	(354)	(463)

Net flows	(114)	(130)	(341)	(447)
Interest credited and investment performance	(190)	(31)	(889)	253

Account value, end of period	$3,609	$4,807	$3,609	$4,807

We no longer solicit sales of our variable annuity or variable life insurance products; however, we continue to service our existing blocks of business and accept additional deposits on existing contracts and policies.

Account value as of September 30, 2022 decreased compared to June 30, 2022 and December 31, 2021 primarily related to unfavorable equity market performance and surrenders in the current year.

Funding agreements

The account value of our funding agreements was $251 million as of September 30, 2022 and $250 million as of December 31, 2021 and September 30, 2021. Account value decreased $50 million during the nine months ended September 30, 2021 mainly attributable to a maturity payment. In October 2022, we paid down $50 million of funding agreements.

Corporate and Other Activities

Results of operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$2	$2	$—	—%
Net investment income	1	1	—	—%
Net investment gains (losses)	4	1	3	NM (1)
Policy fees and other income	(1)	1	(2)	(200)%

Total revenues	6	5	1	20%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	6	12	(6)	(50)%
Interest expense	14	22	(8)	(36)%

Total benefits and expenses	20	34	(14)	(41)%

Loss from continuing operations before income taxes	(14)	(29)	15	52%
Provision (benefit) for income taxes	2	(26)	28	108%

Loss from continuing operations	(16)	(3)	(13)	NM (1)
Adjustments to loss from continuing operations:
Net investment (gains) losses	(4)	(1)	(3)	NM (1)
(Gains) losses on early extinguishment of debt	3	6	(3)	(50)%
Expenses related to restructuring	—	1	(1)	(100)%
Taxes on adjustments	—	(2)	2	100%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(17)	$1	$(18)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

The change to an adjusted operating loss in the current year from adjusted operating income in the prior year primarily related to tax benefits of $21 million from a reduction in uncertain tax positions due to the expiration of certain statute of limitations in the prior year that did not recur, partially offset by lower interest expense in the current year.

Revenues

Net investment gains increased in the current year predominantly related to derivative gains in the current year compared to derivative losses in the prior year, partially offset by realized losses from the sale of investment securities in the current year compared to realized gains in the prior year.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased primarily from a lower make-whole premium of $4 million in the current year related to the early redemption of Genworth Holdings’ senior notes.

Interest expense decreased largely driven by the early redemption of Genworth Holdings’ senior notes due in September 2021 and August 2023, as well as the early redemption and repurchase of Genworth Holdings’ senior notes due in February 2024. These decreases were partially offset by a higher floating rate of interest on Genworth Holdings’ junior subordinated notes in the current year.

The provision for income taxes for the three months ended September 30, 2022 was primarily related to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income and non-deductible expenses, partially offset by a tax benefit related to the pre-tax loss. The benefit for income taxes for the three months ended September 30, 2021 was primarily related to the pre-tax loss and a reduction in uncertain tax positions due to the expiration of certain statute of limitations, partially offset by tax expense on non-deductible expenses.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Revenues:
Premiums	$5	$5	$—	—%
Net investment income	4	5	(1)	(20)%
Net investment gains (losses)	6	(5)	11	NM (1)
Policy fees and other income	—	1	(1)	(100)%

Total revenues	15	6	9	150%

Benefits and expenses:
Benefits and other changes in policy reserves	(1)	—	(1)	NM (1)
Acquisition and operating expenses, net of deferrals	18	33	(15)	(45)%
Amortization of deferred acquisition costs and intangibles	—	1	(1)	(100)%
Interest expense	40	91	(51)	(56)%

Total benefits and expenses	57	125	(68)	(54)%

Loss from continuing operations before income taxes	(42)	(119)	77	65%
Benefit for income taxes	(1)	(42)	41	98%

Loss from continuing operations	(41)	(77)	36	47%
Adjustments to loss from continuing operations:
Net investment (gains) losses	(6)	5	(11)	NM (1)
(Gains) losses on early extinguishment of debt	7	10	(3)	(30)%
Expenses related to restructuring	—	9	(9)	(100)%
Taxes on adjustments	—	(5)	5	100%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(40)	$(58)	$18	31%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss decreased primarily related to lower interest expense in the current year, partially offset by tax benefits of $21 million from a reduction in uncertain tax positions due to the expiration of certain statute of limitations in the prior year that did not recur.

Revenues

The change to net investment gains in the current year from net investment losses in the prior year was predominantly related to derivative gains in the current year compared to derivative losses in the prior year, partially offset by realized losses from the sale of investment securities in the current year compared to realized gains in the prior year.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased mainly driven by restructuring costs of $9 million in the prior year that did not recur, as well as a lower make-whole premium of $4 million in the current year related to the early redemption of Genworth Holdings’ senior notes.

Interest expense decreased largely driven by the early redemption and repurchase of Genworth Holdings’ senior notes due in September 2021, August 2023 and February 2024, as well as the redemption of Genworth Holdings’ senior notes due in February 2021.

The benefit for income taxes for the nine months ended September 30, 2022 and 2021 was primarily related to the pre-tax loss, partially offset by non-deductible expenses and tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income. The benefit for income taxes for the nine months ended September 30, 2021 was also largely driven by tax benefits from a reduction in uncertain tax positions due to the expiration of certain statute of limitations.

Investments and Derivative Instruments

General macroeconomic environment

The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as the value of assets and liabilities.

Varied levels of economic performance, coupled with uncertain economic outlooks, war and geopolitical tensions, changes in government policy, including monetary policy, global trade, regulatory and tax reforms, and other changes in market conditions, such as inflation, will continue to influence investment and spending decisions by consumers and businesses as they adjust their consumption, debt, capital and risk profiles in response to these conditions. These trends change as investor confidence in the markets and the outlook for some consumers and businesses shift. As a result, our sales, revenues and profitability trends of certain insurance and investment products as well as the value of assets and liabilities could be impacted going forward. In particular, government responses and displacements caused by COVID-19, including government stimulus, government spending, monetary policies (such as quantitative tightening), the volatility and strength of the capital markets, changes in tax policy and/or in U.S. tax legislation, inflation, including the price of oil, supply chain shortages, international trade and the impact of global financial regulation reform will continue to affect economic and business outlooks, level of interest rates, consumer confidence and consumer behavior moving forward.

During the third quarter of 2022, the U.S. Federal Reserve continued to aggressively address elevated inflation by increasing interest rates. The U.S. Federal Reserve increased interest rates by 75 basis points in each of its meetings held in July, September and November 2022, with an additional increase forecasted for December 2022 as inflation remains elevated. A tightening labor market, supply chain disruptions and rising commodity prices, as well as the Russian invasion of Ukraine and subsequent sanctions from the United States and Western Europe, have contributed to the rise in inflation, with the consumer price index continuing to hold above 8% for seven consecutive months as of September 30, 2022. A strong labor market partially offset some of these pressures, as the unemployment rate decreased slightly compared to the end of the second quarter of 2022 and job creation remained steady in the third quarter of 2022.

Gross domestic product (“GDP”) contracted in the first half of 2022 due in part to elevated inflation pressure on consumers, monetary tightening and persistent supply chain disruptions, but increased modestly in the third quarter of 2022, reflecting increases in exports, as well as consumer and government spending supported by a strong labor market. Given the persistent high inflation, supply chain disruptions, evolving U.S. Federal Reserve monetary policy, including the expectation of higher interest rates, and prolonged geopolitical tensions, it is possible the U.S. economy could fall into a recession in early 2023. Specific to Genworth, we continue to closely monitor the operating results and financial position of Enact Holdings, particularly related to emerging housing trends. If housing trends move in an unfavorable direction in contrast to our current projections, our liquidity, financial position and results of operations could be adversely impacted.

Trends and conditions

Investments

U.S. Treasury yields increased during the third quarter of 2022 driven mainly by changes in the U.S. Federal Reserve’s monetary policy to combat elevated inflation. The U.S. Treasury yield curve fluctuated during the third quarter of 2022 as interest rate volatility increased driven by economic data releases and monetary policy actions taken by the U.S. Federal Reserve. The differential between the two-year and ten-year U.S. Treasury yields became increasingly inverted during the third quarter of 2022 as the two-year U.S. Treasury yield rose higher than the ten-year U.S. Treasury yield. The differential between the ten-year and thirty-year U.S. Treasury yields also inverted in favor of the ten-year U.S. Treasury yield by the end of the third quarter of 2022.

Credit markets fluctuated during the third quarter of 2022 driven by macroeconomic pressures and interest rate volatility but ended the quarter near the same levels as the end of the second quarter of 2022. Market volatility kept many corporate borrowers out of capital markets with very low public corporate bond issuance, which helped offset selling pressure in credit markets from increased outflows of exchange-traded funds and bond funds amidst the macro volatility. The combination of higher U.S. Treasury yields and wider credit spreads during the third quarter of 2022 contributed to investment yields persisting at levels not seen since 2018.

As of September 30, 2022, our investment portfolio had no direct exposure to Russia or Ukraine. The ultimate range of outcomes related to the Russian invasion of Ukraine includes potential credit devaluation or rating agency downgrades of our indirect Russian related exposures. However, at this time, we do not believe there is a material risk to the valuation of our investment portfolio due to credit losses or direct write-offs that may arise as a result of the conflict.

As of September 30, 2022, our fixed maturity securities portfolio, which was 96% investment grade, comprised 77% of our total invested assets and cash.

Derivatives

As of September 30, 2022, $907 million notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”). The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of September 30, 2022, we posted initial margin of $65 million to our clearing agents, which represented $33 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of September 30, 2022, $9.6 billion notional of our derivatives portfolio was in bilateral over-the-counter derivative transactions pursuant to which we have posted aggregate independent amounts of $438 million and are holding collateral from counterparties in the amount of $47 million.

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

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended September 30,				Increase (decrease)
	2022		2021		2022 vs. 2021
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$576	4.6%	$614	(0.1)%	$(38)
Fixed maturity securities—non-taxable	7.1%	2	6.3%	2	0.8%	—
Equity securities	4.6%	3	5.3%	2	(0.7)%	1
Commercial mortgage loans	4.6%	81	5.4%	93	(0.8)%	(12)
Policy loans	10.2%	55	9.1%	47	1.1%	8
Limited partnerships (1)	7.0%	38	15.9%	59	(8.9)%	(21)
Other invested assets (2)	57.0%	67	79.5%	63	(22.5)%	4
Cash, cash equivalents, restricted cash and short-term investments	1.7%	7	0.2%	1	1.5%	6

Gross investment income before expenses and fees	5.1%	829	5.3%	881	(0.2)%	(52)
Expenses and fees	(0.1)%	(21)	(0.1)%	(22)	—%	1

Net investment income	5.0%	$808	5.2%	$859	(0.2)%	$(51)

Average invested assets and cash		$65,033		$66,230		$(1,197)

(1)	Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

	Nine months ended September 30,				Increase (decrease)
	2022		2021		2022 vs. 2021
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$1,734	4.6%	$1,821	(0.1)%	$(87)
Fixed maturity securities—non-taxable	4.8%	4	5.2%	5	(0.4)%	(1)
Equity securities	3.9%	7	4.0%	7	(0.1)%	—
Commercial mortgage loans	4.6%	240	5.4%	274	(0.8)%	(34)
Policy loans	9.9%	156	9.0%	137	0.9%	19
Limited partnerships (1)	5.0%	77	14.8%	144	(9.8)%	(67)
Other invested assets (2)	60.9%	196	70.8%	179	(9.9)%	17
Cash, cash equivalents, restricted cash and short-term investments	0.7%	8	0.1%	1	0.6%	7

Gross investment income before expenses and fees	4.9%	2,422	5.2%	2,568	(0.3)%	(146)
Expenses and fees	(0.1)%	(63)	(0.2)%	(64)	0.1%	1

Net investment income	4.8%	$2,359	5.0%	$2,504	(0.2)%	$(145)

Average invested assets and cash		$65,214		$66,231		$(1,017)

(1)	Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

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

For the three months ended September 30, 2022, gross annualized weighted-average investment yields decreased from lower net investment income on lower average invested assets. Net investment income included $37 million of lower bond calls and commercial mortgage loan prepayments and $21 million of lower limited partnership income, partially offset by $5 million of higher income related to inflation-driven volatility on TIPS in the current year.

For the nine months ended September 30, 2022, gross annualized weighted-average investment yields decreased from lower investment income on lower average invested assets. Net investment income included $74 million of lower bond calls and commercial mortgage loan prepayments and $67 million of lower limited partnership income, partially offset by $25 million of higher income related to inflation-driven volatility on TIPS in the current year.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(Amounts in millions)	2022	2021	2022	2021
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$11	$11	$26	$23
Realized losses	(38)	—	(65)	(7)

Net realized gains (losses) on available-for-sale fixed maturity securities	(27)	11	(39)	16
Net realized gains (losses) on equity securities sold	—	—	—	(7)
Net realized gains (losses) on limited partnerships	—	—	—	3

Total net realized investment gains (losses)	(27)	11	(39)	12

Net change in allowance for credit losses on available-for-sale fixed maturity securities	—	—	—	(6)
Write-down of available-for-sale fixed maturity securities	—	—	(2)	(1)
Net unrealized gains (losses) on equity securities still held	(13)	(1)	(46)	(3)
Net unrealized gains (losses) on limited partnerships	(24)	75	35	174
Commercial mortgage loans	—	3	3	1
Derivative instruments	(5)	(3)	8	9
Other	—	3	8	5

Net investment gains (losses)	$(69)	$88	$(33)	$191

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

•

We recorded net realized losses of $27 million related to the sale of available-for-sale fixed maturity securities during the three months ended September 30, 2022 compared to net realized gains of $11 million during the three months ended September 30, 2021. The three months ended September 30, 2022 included $38 million of realized losses primarily driven by sales of U.S. corporate securities to manage asset exposure.

•

We recorded $24 million of net unrealized losses on limited partnerships during the three months ended September 30, 2022 driven by unfavorable private equity market performance compared to $75 million of net unrealized gains during the three months ended September 30, 2021 due to favorable private equity market performance. A decline in equity markets resulted in $13 million of net unrealized losses on equity securities during the three months ended September 30, 2022.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

•

We recorded net realized losses related to the sale of available-for-sale fixed maturity securities of $39 million during the nine months ended September 30, 2022 compared to $16 million of net realized gains during the nine months ended September 30, 2021. The nine months ended September 30, 2022 included $65 million of realized losses primarily from sales of U.S. corporate securities to manage asset exposure and to optimize cash at Genworth Holdings. We also recorded $7 million of net realized losses related to the sale of equity securities during the nine months ended September 30, 2021.

•

The nine months ended September 30, 2022 included $139 million of lower net unrealized gains on limited partnerships compared to the nine months ended September 30, 2021 primarily from more favorable private equity market performance in the prior year. We also recorded $43 million of higher net unrealized losses on equity securities during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 driven by a higher decline in equity market performance in the current year.

•

Net investment gains related to derivatives of $8 million during the nine months ended September 30, 2022 were primarily associated with gains on derivatives used to protect statutory surplus from equity market fluctuations and gains on hedging programs that support our indexed universal life insurance products, partially offset by net losses from hedging programs that support our runoff variable annuity products.

Net investment gains related to derivatives of $9 million during the nine months ended September 30, 2021 were primarily associated with embedded derivatives in our indexed universal life insurance products, partially offset by losses related to derivatives used to protect statutory surplus from equity market fluctuations.

Investment portfolio

The following table sets forth our cash, cash equivalents, restricted cash and invested assets as of the dates indicated:

	September 30, 2022		December 31, 2021
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Available-for-sale fixed maturity securities:
Public	$31,545	53%	$42,501	58%
Private	14,670	24	17,979	24
Equity securities	274	—	198	—
Commercial mortgage loans, net	7,063	11	6,830	9
Policy loans	2,153	4	2,050	3
Limited partnerships	2,195	4	1,900	3
Other invested assets	590	1	820	1
Cash, cash equivalents and restricted cash	1,561	3	1,571	2

Total cash, cash equivalents, restricted cash and invested assets	$60,051	100%	$73,849	100%

For a discussion of the change in cash, cash equivalents, restricted cash and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity and equity securities, limited partnerships, derivatives, embedded derivatives and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of September 30, 2022, approximately 7% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity securities

As of September 30, 2022, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,430	$104	$(227)	$—	$3,307
State and political subdivisions	2,855	20	(343)	—	2,532
Non-U.S. government	741	11	(130)	—	622
U.S. corporate:
Utilities	4,268	31	(496)	—	3,803
Energy	2,445	23	(262)	—	2,206
Finance and insurance	7,971	45	(957)	—	7,059
Consumer—non-cyclical	4,803	60	(498)	—	4,365
Technology and communications	3,276	29	(432)	—	2,873
Industrial	1,312	10	(161)	—	1,161
Capital goods	2,332	33	(234)	—	2,131
Consumer—cyclical	1,769	9	(194)	—	1,584
Transportation	1,139	26	(115)	—	1,050
Other	347	3	(20)	—	330

Total U.S. corporate	29,662	269	(3,369)	—	26,562

Non-U.S. corporate:
Utilities	812	—	(91)	—	721
Energy	1,061	12	(90)	—	983
Finance and insurance	2,164	34	(240)	—	1,958
Consumer—non-cyclical	658	1	(102)	—	557
Technology and communications	1,007	—	(133)	—	874
Industrial	878	5	(92)	—	791
Capital goods	606	2	(76)	—	532
Consumer—cyclical	317	—	(42)	—	275
Transportation	392	10	(32)	—	370
Other	946	16	(76)	—	886

Total non-U.S. corporate	8,841	80	(974)	—	7,947

Residential mortgage-backed	1,129	9	(69)	—	1,069
Commercial mortgage-backed	2,231	2	(244)	—	1,989
Other asset-backed	2,359	—	(172)	—	2,187

Total available-for-sale fixed maturity securities	$51,248	$495	$(5,528)	$—	$46,215

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

Fixed maturity securities decreased $14.3 billion compared to December 31, 2021 principally from a decrease in gross unrealized gains and an increase in gross unrealized losses related to an increase in interest rates, as well as from net sales and maturities in the current year.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	September 30, 2022		December 31, 2021
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Bank loan investments	$453	77%	$363	45%
Derivatives	95	16	414	50
Short-term investments	2	—	26	3
Other investments	40	7	17	2

Total other invested assets	$590	100%	$820	100%

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

(Notional in millions)	Measurement	December 31, 2021	Additions	Maturities/ terminations	September 30, 2022
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$7,653	$782	$(140)	$8,295
Foreign currency swaps	Notional	127	17	—	144

Total cash flow hedges		7,780	799	(140)	8,439

Total derivatives designated as hedges		7,780	799	(140)	8,439

Derivatives not designated as hedges
Equity index options	Notional	1,446	707	(957)	1,196
Financial futures	Notional	946	2,899	(2,938)	907
Other foreign currency contracts	Notional	83	—	(83)	—

Total derivatives not designated as hedges		2,475	3,606	(3,978)	2,103

Total derivatives		$10,255	$4,405	$(4,118)	$10,542

(Number of policies)	Measurement	December 31, 2021	Additions	Maturities/ terminations	September 30, 2022
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	21,804	—	(1,427)	20,377
Fixed index annuity embedded derivatives	Policies	9,344	—	(1,567)	7,777
Indexed universal life embedded derivatives	Policies	806	—	(24)	782

The increase in the notional value of derivatives was primarily attributable to the increase in interest rate swaps that support our long-term care insurance products, partially offset by the termination of derivatives that support our fixed indexed annuity and variable annuity products due to runoff of the policies in-force.

The number of policies related to our embedded derivatives decreased as these products are no longer being offered and continue to runoff.

Consolidated Balance Sheets

Total assets. Total assets decreased $13,232 million from $99,171 million as of December 31, 2021 to $85,939 million as of September 30, 2022.

•

Cash, cash equivalents, restricted cash and invested assets decreased $13,798 million primarily from decreases of $14,265 million and $230 million in fixed maturity securities and other invested assets, respectively, partially offset by increases of $295 million and $233 million in limited partnerships and commercial mortgage loans, respectively. The decrease in fixed maturity securities was predominantly related to a decrease in the fair value of our available-for-sale fixed maturities due to rising interest rates and from net sales and maturities in the current year. The decrease in other invested assets was largely driven by lower derivative valuations due to an increase in interest rates in the current year. These decreases were partially offset by an increase in limited partnerships mainly from capital calls and commercial mortgage loans primarily from originations outpacing repayments in the current year.

•

DAC increased $1,101 million principally attributable to a reduction in shadow accounting adjustments associated with an increase in interest rates in the current year. The reduction in shadow accounting adjustments increased DAC by approximately $1,411 million, mostly in our long-term care insurance business, with an offsetting amount recorded in accumulated other comprehensive income (loss). This increase was partially offset by DAC impairments of $52 million in our universal and term universal life insurance products recorded in connection with our periodic reviews of DAC for recoverability.

•

Reinsurance recoverable decreased $255 million mainly attributable to the runoff of our structured settlement products ceded to Union Fidelity Life Insurance Company, an affiliate of our former parent, GE.

•

Deferred tax asset increased $1,414 million largely due to the change in unrealized gains (losses) on investments and derivatives due to rising interest rates, partially offset by the utilization of net operating losses in the current year. In addition, given the change in our unrealized gains (losses) on our fixed maturity securities and forward starting swaps in the current year due to rising interest rates and the corresponding reduction in the amount of unrealized capital gains expected to be available in the future to offset our capital loss carryforwards and other capital deferred tax assets, we recorded an additional valuation allowance of $200 million during the nine months ended September 30, 2022 through accumulated other comprehensive income (loss) related to capital deferred tax assets.

•	Separate account assets (and liabilities) decreased $1,768 million primarily due to unfavorable equity market performance and surrenders in the current year.

Total liabilities. Total liabilities decreased $7,015 million from $82,905 million as of December 31, 2021 to $75,890 million as of September 30, 2022.

•

Future policy benefits decreased $3,433 million primarily driven by a reduction in shadow accounting adjustments associated with an increase in interest rates in the current year. The reduction in shadow accounting adjustments decreased future policy benefits by approximately $3,187 million, mostly in our long-term care insurance business, with an offsetting amount recorded in accumulated other comprehensive income (loss). The decrease was also attributable to reduced benefits of $481 million in the current year related to in-force actions approved and implemented, which included policyholder benefit reduction elections made in connection with legal settlements in our long-term care insurance business. In addition, we released $371 million of future policy benefits in connection with the recapture of certain single premium immediate annuity contracts by a third party in the current year. These decreases were partially offset by aging of our long-term care insurance in-force block and higher incremental reserves of $330 million recorded in connection with an accrual for profits followed by losses in the current year.

•

Policyholder account balances decreased $1,765 million largely driven by a reduction in shadow accounting adjustments associated with an increase in interest rates in the current year. The reduction in shadow accounting adjustments decreased policyholder account balances by approximately $908 million, mostly in our universal life insurance products, with an offsetting amount recorded in accumulated other comprehensive income (loss). The decrease was also attributable to surrenders and benefits in our single premium deferred annuity products in the current year.

•

Liability for policy and contract claims increased $163 million primarily related to our long-term care insurance business largely attributable to new claims and claim severity as a result of the aging of the in-force block, partially offset by pending claims that did not result in an active claim in the current year. The increase was also partially offset by a decrease in our Enact segment from net favorable reserve adjustments of $226 million primarily related to COVID-19 delinquencies from 2020 curing at levels above original reserve expectations, partially offset by reserve strengthening related to 2022 delinquencies given uncertainty in the current economic environment. The net favorable reserve adjustments were partially offset by new delinquencies in the current year.

•

Other liabilities increased $168 million largely driven by a decline in derivative valuations due to an increase in interest rates, partially offset by lower counterparty collateral held from the decline in derivative valuations in the current year.

•	Long-term borrowings decreased $277 million mostly attributable to the repurchase and early redemption of Genworth Holdings’ February 2024 senior notes in the current year.

Total equity. Total equity decreased $6,217 million from $16,266 million as of December 31, 2021 to $10,049 million as of September 30, 2022.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $434 million for the nine months ended September 30, 2022.

•	Unrealized gains (losses) on investments and derivatives qualifying as hedges decreased $5,899 million and $715 million, respectively, primarily from an increase in interest rates in the current year.

•	Treasury stock increased $34 million primarily due to the repurchase of Genworth Financial’s common stock, at cost, in connection with a share repurchase program.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Overview of cash flows—Genworth and subsidiaries

The following table sets forth our unaudited condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2022	2021
Net cash from operating activities	$645	$290
Net cash from investing activities	452	469
Net cash used by financing activities	(1,107)	(1,478)

Net decrease in cash before foreign exchange effect	$(10)	$(719)

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

We had higher cash inflows from operating activities in the current year primarily from lower payments to AXA S.A. (“AXA”), partially offset by higher net cash disbursements in connection with the return of cash collateral received from counterparties under our derivative contracts. In the current year, we paid AXA $31 million related to estimated future claims, compared to payments of $561 million in the prior year comprised of the full repayment of a secured promissory note issued to AXA plus accrued interest of $543 million and an $18 million settlement payment associated with underwriting losses on a product sold by a distributor in our former lifestyle protection insurance business.

We had slightly lower cash inflows from investing activities in the current year mainly due to net proceeds received in the prior year from the sale of Genworth Mortgage Insurance Australia Limited, partially offset by higher net sales and maturities of fixed maturity securities in the current year.

We had lower cash outflows from financing activities in the current year principally from lower repayment and repurchase of long-term debt and lower net withdrawals from our investment contracts, partially offset by net proceeds from the Enact IPO in the prior year. In 2022, Genworth Holdings repurchased $130 million and early redeemed $152 million principal balance of its senior notes originally due in February 2024. In 2021, Genworth Holdings paid the $338 million principal balance of its senior notes due in February 2021, and repurchased $146 million and early redeemed $513 million principal balance of its senior notes originally due in September 2021.

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

In November 2008, Genworth Financial’s Board of Directors suspended the payment of dividends to its shareholders and the repurchase of common stock under the Company’s stock repurchase program indefinitely. Given the significant improvement in the results of operations and financial position of Genworth Financial and its subsidiaries, and the $2.1 billion of debt reduction in 2021, on May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock. Repurchases under the authorized program will be funded from holding company capital, as well as future cash flow generation, including expected future dividends from Genworth Financial’s ownership in Enact Holdings. Pursuant to the program, during the nine months ended September 30, 2022, Genworth Financial repurchased 8,980,350 shares of its common stock at an average price of $3.81 per share for a total cash outlay of $34 million, including costs paid in connection with acquiring the shares. Genworth Financial also authorized share repurchases through a Rule 10b5-1 trading plan under which 6,274,166 shares of its common stock were repurchased in October 2022 at an average price of $4.00 per share for a total cash outlay of $25 million, leaving approximately $291 million that may yet be purchased under the share repurchase program. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through 10b5-1 trading plans. The timing and number of future shares repurchased under the program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.

Our future use of liquidity and capital will prioritize future strategic investments in new products and services designed to assist individuals with navigating and financing long-term care and returning capital to Genworth Financial’s shareholders through share repurchases (as discussed above). With the early retirement of Genworth Holdings’ February 2024 debt in the third quarter of 2022, we achieved our deleveraging goal of reducing debt at Genworth Holdings to approximately $1.0 billion. As of September 30, 2022, Genworth Holdings has outstanding $900 million principal of long-term debt. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise. We expect to provide capital, predominantly to CareScout, LLC, to help advance Genworth’s new Global Care Solutions business. The focus of Global Care Solutions is to promote our long-term care growth initiatives through fee-based advice, consulting and other services related to the needs of elderly Americans, as well as their caregivers and families. While we have not made final decisions on the Global Care Solutions strategy and the set of products and services we will offer, it is likely that Genworth will initially focus on long-term care advice and service offerings that help consumers navigate the complex caregiving challenges in the market, which is less capital intensive than insurance product offerings.

As of September 30, 2022, Genworth Holdings had $145 million of unrestricted cash, cash equivalents and liquid assets. Given the early retirement in the third quarter of 2022 of its senior notes originally due in February 2024, no debt maturities are due until June 2034. Interest payments on Genworth Holdings’ remaining notes is forecasted to be approximately $55 million over the next twelve months. For further information about Genworth Holdings’ borrowings, refer to note 9 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.” In addition, in February 2022, Genworth Holdings paid AXA the majority of the remaining estimated unprocessed claims, and accordingly, we do not expect to pay AXA any significant amounts over the next twelve months.

We believe Genworth Holdings’ unrestricted cash, cash equivalents and liquid assets provide sufficient liquidity to meet its financial obligations over the next twelve months. Furthermore, we believe Genworth Holdings has adequate sources of liquidity to meet its future financial obligations in 2023 and thereafter. However, we anticipate paying federal taxes in 2023 due to projected taxable income and the utilization of our remaining net operating losses and foreign tax credits; therefore, we expect intercompany cash tax payments retained by Genworth Holdings’ from its subsidiaries to be lower in 2023 as compared to the amounts received during 2021 and 2022. We also expect Genworth Holdings’ liquidity to be significantly impacted by the amounts and timing of future dividends and other forms of capital returns from Enact Holdings, which will be influenced by economic, regulatory factors and other conditions that affect its business. We actively monitor our liquidity position (most notably at Genworth Holdings), liquidity generation options and the credit markets given changing market conditions. Genworth Holdings’ cash management target is to maintain a cash buffer of two times expected annual external debt interest payments. Genworth Holdings may move below or above this targeted cash buffer during any given quarter due to the timing of cash outflows and inflows or from future actions. Management of Genworth Financial continues to evaluate Genworth Holdings’ target level of liquidity as circumstances warrant.

Enact Holdings continues to evaluate its capital allocation strategy to consistently support its existing policyholders, grow its mortgage insurance business, fund attractive new business opportunities and return capital to shareholders. To this end, on April 26, 2022, Enact Holdings’ board of directors approved the initiation of a quarterly dividend under which it intends to pay a quarterly cash dividend. Pursuant to the program, Enact Holdings paid quarterly dividends in the second and third quarters of 2022, and Genworth Holdings received $19 million in each period as the majority shareholder. On November 1, 2022, Enact Holdings announced a special dividend of $1.12 per share to be paid during the fourth quarter of 2022. Based on Genworth Financial’s ownership of 81.6% of Enact Holdings, we would expect to receive approximately $150 million from the special dividend. Enact Holdings also announced the approval by its board of directors of a share repurchase program under which Enact Holdings may repurchase up to $75 million of its outstanding common stock. If Enact Holdings decides to repurchase shares as part of this program, we have agreed to participate in order to maintain our overall ownership at its current level. Any future dividends will be subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial, and also be dependent on a variety of economic, market and business conditions, including the resolution of forbearance related delinquencies, among other considerations. In addition, any future dividends or other return of capital will include a proportionate distribution to minority shareholders.

Genworth Holdings—changes in liquidity

Genworth Holdings had $145 million and $331 million of cash, cash equivalents and restricted cash as of September 30, 2022 and December 31, 2021, respectively. Genworth Holdings also held $25 million of U.S. government securities as of December 31, 2021, which included approximately $3 million of restricted assets. The decrease in Genworth Holdings’ cash, cash equivalents and restricted cash was principally driven by the $130 million repurchase and $152 million early redemption of the principal balance of its senior notes originally due in February 2024, a $55 million payment to GE to satisfy its remaining obligation under the Tax Matters Agreement and the payment of unprocessed claims of $31 million to AXA, partially offset by intercompany cash tax payments received from its subsidiaries and dividends of $38 million from Enact Holdings in the current year.

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

On September 21, 2022, Genworth Holdings early redeemed its 4.80% senior notes originally scheduled to mature in February 2024. The senior notes were fully redeemed with a cash payment of $155 million, comprised of the outstanding principal balance of $152 million, accrued interest of $1 million and a make-whole premium of $2 million. Prior to the early redemption, during the first half of 2022, Genworth Holdings repurchased $130 million principal amount of its 4.80% senior notes due in February 2024 for a pre-tax loss of $4 million and paid accrued interest thereon.

On June 30, 2022, Enact Holdings entered into a credit agreement with a syndicate of lenders that provides for a five-year unsecured revolving credit facility in the initial aggregate principal amount of $200 million, including the ability for Enact Holdings to increase the commitments under the credit facility on an uncommitted basis, by an additional aggregate principal amount of up to $100 million. Any borrowings under Enact Holdings’ credit facility will bear interest at a per annum rate equal to a floating rate tied to a standard short-term borrowing index selected at Enact Holdings’ option, plus an applicable margin, pursuant to the terms of the credit agreement. The applicable margin is based on Enact Holdings’ ratings established by certain debt rating agencies for its outstanding debt. Enact Holdings may use borrowings under its credit facility for working capital needs and general corporate purposes, including the execution of dividends to its shareholders and capital contributions to its insurance subsidiaries. Enact Holdings’ credit facility includes customary representations, warranties, covenants, terms and conditions. As of September 30, 2022, Enact Holdings was in compliance with all covenants and the credit facility remained undrawn.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of September 30, 2022, our total cash, cash equivalents, restricted cash and invested assets were $60.1 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, bank loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 44% of the carrying value of our total cash, cash equivalents, restricted cash and invested assets as of September 30, 2022.

Off-balance sheet commitments, guarantees and contractual obligations

As of September 30, 2022, we were committed to fund $1,332 million in limited partnership investments, $91 million of bank loan investments which had not yet been drawn, $24 million in commercial mortgage loan investments and $25 million in private placement investments.

As of December 31, 2021, Genworth Holdings had an obligation with GE pursuant to a Tax Matters Agreement, which was recorded in other liabilities in our condensed consolidated balance sheet. On April 14, 2022, Genworth Holdings satisfied its remaining obligation of $55 million under the Tax Matters Agreement with GE.

As of September 30, 2022, there have been no material additions or changes to guarantees provided by Genworth Financial and Genworth Holdings as compared to the amounts disclosed within our 2021 Annual Report on Form 10-K filed on February 28, 2022.

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

The supplemental condensed consolidating financial information presents the condensed consolidating balance sheet information as of September 30, 2022 and December 31, 2021, the condensed consolidating income statement information, the condensed consolidating comprehensive income statement information and the condensed consolidating cash flow statement information for the nine months ended September 30, 2022 and for the year ended December 31, 2021.

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

The following table presents the condensed consolidating balance sheet information as of September 30, 2022:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $51,248 and allowance for credit losses of $—)	$—	$—	$46,215	$—	$46,215
Equity securities, at fair value	—	—	274	—	274
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4)	—	—	7,086	—	7,086
Less: Allowance for credit losses	—	—	(23)	—	(23)

Commercial mortgage loans, net	—	—	7,063	—	7,063
Policy loans	—	—	2,153	—	2,153
Limited partnerships	—	—	2,195	—	2,195
Other invested assets	—	—	590	—	590
Investments in subsidiaries	9,340	9,643	—	(18,983)	—

Total investments	9,340	9,643	58,490	(18,983)	58,490
Cash, cash equivalents and restricted cash	—	145	1,416	—	1,561
Accrued investment income	—	—	616	—	616
Deferred acquisition costs	—	—	2,247	—	2,247
Intangible assets	—	—	237	—	237
Reinsurance recoverable	—	—	16,619	—	16,619
Less: Allowance for credit losses	—	—	(61)	—	(61)

Reinsurance recoverable, net	—	—	16,558	—	16,558
Other assets	6	49	344	—	399
Intercompany notes receivable	—	88	—	(88)	—
Deferred tax assets	(2)	301	1,234	—	1,533
Separate account assets	—	—	4,298	—	4,298

Total assets	$9,344	$10,226	$85,440	$(19,071)	$85,939

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$38,095	$—	$38,095
Policyholder account balances	—	—	17,589	—	17,589
Liability for policy and contract claims	—	—	12,004	—	12,004
Unearned premiums	—	—	597	—	597
Other liabilities	3	13	1,663	—	1,679
Intercompany notes payable	50	—	38	(88)	—
Long-term borrowings	—	880	742	—	1,622
Separate account liabilities	—	—	4,298	—	4,298
Liabilities related to discontinued operations	—	3	3	—	6

Total liabilities	53	896	75,029	(88)	75,890

Equity:
Common stock	1	—	4	(4)	1
Additional paid-in capital	11,865	12,730	18,147	(30,877)	11,865
Accumulated other comprehensive income (loss)	(2,765)	(2,765)	(2,522)	5,287	(2,765)
Retained earnings	2,924	(635)	(6,276)	6,911	2,924
Treasury stock, at cost	(2,734)	—	—	—	(2,734)

Total Genworth Financial, Inc.’s stockholders’ equity	9,291	9,330	9,353	(18,683)	9,291
Noncontrolling interests	—	—	1,058	(300)	758

Total equity	9,291	9,330	10,411	(18,983)	10,049

Total liabilities and equity	$9,344	$10,226	$85,440	$(19,071)	$85,939

The following table presents the condensed consolidating balance sheet information as of December 31, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $52,611 and allowance for credit losses of $—)	$—	$—	$60,480	$—	$60,480
Equity securities, at fair value	—	—	198	—	198
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4)	—	—	6,856	—	6,856
Less: Allowance for credit losses	—	—	(26)	—	(26)

Commercial mortgage loans, net	—	—	6,830	—	6,830
Policy loans	—	—	2,050	—	2,050
Limited partnerships	—	—	1,900	—	1,900
Other invested assets	—	27	793	—	820
Investments in subsidiaries	15,517	15,626	—	(31,143)	—

Total investments	15,517	15,653	72,251	(31,143)	72,278
Cash, cash equivalents and restricted cash	—	331	1,240	—	1,571
Accrued investment income	—	—	647	—	647
Deferred acquisition costs	—	—	1,146	—	1,146
Intangible assets	—	—	143	—	143
Reinsurance recoverable	—	—	16,868	—	16,868
Less: Allowance for credit losses	—	—	(55)	—	(55)

Reinsurance recoverable, net	—	—	16,813	—	16,813
Other assets	5	207	176	—	388
Intercompany notes receivable	—	15	1	(16)	—
Deferred tax assets	4	555	(440)	—	119
Separate account assets	—	—	6,066	—	6,066

Total assets	$15,526	$16,761	$98,043	$(31,159)	$99,171

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$41,528	$—	$41,528
Policyholder account balances	—	—	19,354	—	19,354
Liability for policy and contract claims	—	—	11,841	—	11,841
Unearned premiums	—	—	672	—	672
Other liabilities	4	64	1,443	—	1,511
Intercompany notes payable	12	1	3	(16)	—
Long-term borrowings	—	1,159	740	—	1,899
Separate account liabilities	—	—	6,066	—	6,066
Liabilities related to discontinued operations	—	30	4	—	34

Total liabilities	16	1,254	81,651	(16)	82,905

Equity:
Common stock	1	—	4	(4)	1
Additional paid-in capital	11,858	12,724	18,135	(30,859)	11,858
Accumulated other comprehensive income (loss)	3,861	3,861	3,906	(7,767)	3,861
Retained earnings	2,490	(1,078)	(6,709)	7,787	2,490
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,510	15,507	15,336	(30,843)	15,510
Noncontrolling interests	—	—	1,056	(300)	756

Total equity	15,510	15,507	16,392	(31,143)	16,266

Total liabilities and equity	$15,526	$16,761	$98,043	$(31,159)	$99,171

The following table presents the condensed consolidating income statement information for the nine months ended September 30, 2022:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$2,792	$—	$2,792
Net investment income	(2)	1	2,360	—	2,359
Net investment gains (losses)	—	—	(33)	—	(33)
Policy fees and other income	—	—	494	—	494

Total revenues	(2)	1	5,613	—	5,612

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	3,083	—	3,083
Interest credited	—	—	378	—	378
Acquisition and operating expenses, net of deferrals	22	7	1,071	—	1,100
Amortization of deferred acquisition costs and intangibles	—	—	255	—	255
Interest expense	—	40	38	—	78

Total benefits and expenses	22	47	4,825	—	4,894

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(24)	(46)	788	—	718
Provision (benefit) for income taxes	2	(13)	194	—	183
Equity in income of subsidiaries	460	497	—	(957)	—

Income from continuing operations	434	464	594	(957)	535
Income (loss) from discontinued operations, net of taxes	—	(2)	4	—	2

Net income	434	462	598	(957)	537
Less: net income from continuing operations attributable to noncontrolling interests	—	—	103	—	103
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—	—

Net income available to Genworth Financial, Inc.’s common stockholders	$434	$462	$495	$(957)	$434

The following table presents the condensed consolidating income statement information for the year ended December 31, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,435	$—	$3,435
Net investment income	(3)	—	3,373	—	3,370
Net investment gains (losses)	—	—	323	—	323
Policy fees and other income	—	(1)	703	2	704

Total revenues	(3)	(1)	7,834	2	7,832

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	4,383	—	4,383
Interest credited	—	—	508	—	508
Acquisition and operating expenses, net of deferrals	25	44	1,154	—	1,223
Amortization of deferred acquisition costs and intangibles	—	—	377	—	377
Interest expense	(1)	109	50	2	160

Total benefits and expenses	24	153	6,472	2	6,651

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(27)	(154)	1,362	—	1,181
Provision (benefit) for income taxes	(1)	(33)	297	—	263
Equity in income of subsidiaries	930	1,041	—	(1,971)	—

Income from continuing operations	904	920	1,065	(1,971)	918
Income from discontinued operations, net of taxes	—	13	14	—	27

Net income	904	933	1,079	(1,971)	945
Less: net income from continuing operations attributable to noncontrolling interests	—	—	33	—	33
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	8	—	8

Net income available to Genworth Financial, Inc.’s common stockholders	$904	$933	$1,038	$(1,971)	$904

The following table presents the condensed consolidating comprehensive income statement information for the nine months ended September 30, 2022:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$434	$462	$598	$(957)	$537
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(5,899)	(5,899)	(5,803)	11,608	(5,993)
Net unrealized gains (losses) on securities with an allowance for credit losses	—	—	—	—	—
Derivatives qualifying as hedges	(715)	(715)	(707)	1,422	(715)
Foreign currency translation and other adjustments	(12)	(12)	(12)	24	(12)

Total other comprehensive income (loss)	(6,626)	(6,626)	(6,522)	13,054	(6,720)

Total comprehensive loss	(6,192)	(6,164)	(5,924)	12,097	(6,183)
Less: comprehensive income attributable to noncontrolling interests	—	—	9	—	9

Total comprehensive loss available to Genworth Financial, Inc.’s common stockholders	$(6,192)	$(6,164)	$(5,933)	$12,097	$(6,192)

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$904	$933	$1,079	$(1,971)	$945
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(334)	(335)	(371)	670	(370)
Net unrealized gains (losses) on securities with an allowance for credit losses	6	6	6	(12)	6
Derivatives qualifying as hedges	(186)	(186)	(215)	401	(186)
Foreign currency translation and other adjustments	(24)	(24)	149	47	148

Total other comprehensive income (loss)	(538)	(539)	(431)	1,106	(402)

Total comprehensive income	366	394	648	(865)	543
Less: comprehensive income attributable to noncontrolling interests	—	—	177	—	177

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$366	$394	$471	$(865)	$366

The following table presents the condensed consolidating cash flow statement information for the nine months ended September 30, 2022:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$434	$462	$598	$(957)	$537
Less (income) loss from discontinued operations, net of taxes	—	2	(4)	—	(2)
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(460)	(497)	—	957	—
Dividends from subsidiaries	—	38	(38)	—	—
Amortization of fixed maturity securities discounts and premiums	—	2	(129)	—	(127)
Net investment (gains) losses	—	—	33	—	33
Charges assessed to policyholders	—	—	(444)	—	(444)
Acquisition costs deferred	—	—	—	—	—
Amortization of deferred acquisition costs and intangibles	—	—	255	—	255
Deferred income taxes	3	147	33	—	183
Derivative instruments, limited partnerships and other	—	5	(255)	—	(250)
Stock-based compensation expense	22	—	7	—	29
Change in certain assets and liabilities:
Accrued investment income and other assets	1	1	(106)	—	(104)
Insurance reserves	—	—	717	—	717
Current tax liabilities	(2)	77	(79)	—	(4)
Other liabilities, policy and contract claims and other policy-related balances	10	2	(159)	—	(147)
Cash used by operating activities—discontinued operations	—	(31)	—	—	(31)

Net cash from operating activities	8	208	429	—	645

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	2,154	—	2,154
Commercial mortgage loans	—	—	514	—	514
Limited partnerships and other invested assets	—	—	146	—	146
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	2,061	—	2,061
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(3,222)	—	(3,222)
Commercial mortgage loans	—	—	(765)	—	(765)
Limited partnerships and other invested assets	—	—	(491)	—	(491)
Short-term investments, net	—	25	(1)	—	24
Policy loans, net	—	—	31	—	31
Intercompany notes receivable, net	—	(73)	1	72	—
Capital contributions to subsidiaries	(3)	(6)	9	—	—

Net cash from (used by) investing activities	(3)	(54)	437	72	452

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	466	—	466
Withdrawals from universal life and investment contracts	—	—	(1,190)	—	(1,190)
Repayment and repurchase of long-term debt	—	(284)	—	—	(284)
Intercompany notes payable, net	38	(1)	35	(72)	—
Treasury stock acquired in connection with share repurchases	(34)	—	—	—	(34)
Dividends paid to noncontrolling interests	—	—	(8)	—	(8)
Other, net	(9)	(55)	7	—	(57)

Net cash used by financing activities	(5)	(340)	(690)	(72)	(1,107)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	—	—

Net change in cash, cash equivalents and restricted cash	—	(186)	176	—	(10)
Cash, cash equivalents and restricted cash at beginning of period	—	331	1,240	—	1,571

Cash, cash equivalents and restricted cash at end of period	—	145	1,416	—	1,561
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$145	$1,416	$—	$1,561

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$904	$933	$1,079	$(1,971)	$945
Less income from discontinued operations, net of taxes	—	(13)	(14)	—	(27)
Adjustments to reconcile net income to net cash from (used by) operating activities:
Equity in income from subsidiaries	(930)	(1,041)	—	1,971	—
Dividends from subsidiaries	—	552	(552)	—	—
Amortization of fixed maturity securities discounts and premiums	—	6	(182)	—	(176)
Net investment (gains) losses	—	—	(323)	—	(323)
Charges assessed to policyholders	—	—	(620)	—	(620)
Acquisition costs deferred	—	—	(8)	—	(8)
Amortization of deferred acquisition costs and intangibles	—	—	377	—	377
Deferred income taxes	—	341	(51)	—	290
Derivative instruments, limited partnerships and other	—	75	(434)	—	(359)
Stock-based compensation expense	40	—	—	—	40
Change in certain assets and liabilities:
Accrued investment income and other assets	(1)	9	(137)	—	(129)
Insurance reserves	—	—	642	—	642
Current tax liabilities	(5)	17	(46)	—	(34)
Other liabilities, policy and contract claims and other policy-related balances	(13)	(40)	363	—	310
Cash from (used by) operating activities—discontinued operations	—	(564)	73	—	(491)

Net cash from (used by) operating activities	(5)	275	167	—	437

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	4,162	—	4,162
Commercial mortgage loans	—	—	874	—	874
Limited partnerships and other invested assets	—	—	255	—	255
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	2,273	—	2,273
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(5,216)	—	(5,216)
Commercial mortgage loans	—	—	(963)	—	(963)
Limited partnerships and other invested assets	—	—	(767)	—	(767)
Short-term investments, net	—	—	18	—	18
Policy loans, net	—	—	57	—	57
Intercompany notes receivable, net	—	4	(1)	(3)	—
Capital contributions to subsidiaries	(2)	—	2	—	—
Proceeds from sale of business, net of cash transferred	—	—	270	—	270
Cash used by investing activities—discontinued operations	—	—	(67)	—	(67)

Net cash from (used by) investing activities	(2)	4	897	(3)	896

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	669	—	669
Withdrawals from universal life and investment contracts	—	—	(2,071)	—	(2,071)
Repayment and repurchase of long-term debt	—	(1,541)	—	—	(1,541)
Intercompany notes payable, net	12	1	(16)	3	—
Proceeds from sale of subsidiary shares to noncontrolling interests	—	529	—	—	529
Dividends paid to noncontrolling interests	—	—	(37)	—	(37)
Other, net	(5)	(15)	52	—	32

Net cash from (used by) financing activities	7	(1,026)	(1,403)	3	(2,419)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $(1) related to discontinued operations)	—	—	1	—	1

Net change in cash, cash equivalents and restricted cash	—	(747)	(338)	—	(1,085)
Cash, cash equivalents and restricted cash at beginning of period	—	1,078	1,578	—	2,656

Cash, cash equivalents and restricted cash at end of period	—	331	1,240	—	1,571
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$331	$1,240	$—	$1,571

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

There have been no material changes to our market risk exposures since December 31, 2021, except as described below. As a result of the increase in interest rates during the nine months ended September 30, 2022, we have experienced a significant decrease in the fair value of our fixed maturity securities. Due to the increase in interest rates during the nine months ended September 30, 2022 and the expectation that interest rates will continue to rise in the fourth quarter of 2022 driven by U.S. Federal Reserve monetary tightening, we have updated our interest rate sensitivity analysis as of September 30, 2022. In addition to the updated sensitivity analysis below, see “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions, including changes in interest rates.

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

Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed maturity securities to decrease by approximately $3.2 billion based on the fair value of our fixed maturity securities as of September 30, 2022, as compared to an estimated decrease of $4.7 billion under this model as of December 31, 2021. The decrease in the impact of the parallel shift in the yield curve as of September 30, 2022 compared to December 31, 2021 was principally due to the decrease in the fair value of our fixed maturity securities in the current year due to increasing interest rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange

Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2022

During the three months ended September 30, 2022, we executed internal controls associated with the implementation of new accounting guidance related to long-duration insurance contracts effective January 1, 2023, in order to provide assurance over the reasonableness of the estimated range of impact to accumulated other comprehensive income (loss) of our long-term care insurance business as of the January 1, 2021 transition date as disclosed in note 2 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”

There have been no other changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See note 12 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.

Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2021 Annual Report on Form 10-K, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Common Stock

The following table sets forth information regarding Genworth Financial’s share repurchases during the three months ended September 30, 2022:

(Dollar amounts in millions, except share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar amount of shares that may yet be purchased under the program (1)
July 1, 2022 through July 31, 2022	4,034,794	$3.72	4,034,794	$320
August 1, 2022 through August 31, 2022	—	$—	—	$320
September 1, 2022 through September 30, 2022	1,076,062	$3.95	1,076,062	$316

Total	5,110,856		5,110,856

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

Item 6. Exhibits

Number	Description

3.2	Amended and Restated Bylaws of Genworth Financial, Inc., dated as of October 19, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 21, 2022)

10.1§	Amended and Restated Genworth Financial, Inc. 2014 Change of Control Plan (filed herewith)

10.2§	Amended and Restated Genworth Financial, Inc. Senior Executive Severance Plan (filed herewith)

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Daniel J. Sheehan IV (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Daniel J. Sheehan IV (filed herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

§	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: November 3, 2022
	By:	/s/ Jerome T. Upton
Jerome T. Upton Senior Vice President and Controller (Principal Accounting Officer)