Form 10-K
period 2022-12-31
GENWORTH FINANCIAL INC
filed 2023-02-28
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SE CTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal
year ended
December 31
,
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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☐    No
☒
As of February 16, 2023,
493,346,260

shares of Class A Common Stock, par value $0.001 per share were outstanding.
The aggregate market

value of the common equity (based on the closing price of the Class A Common Stock on the New York Stock Exchange) held by non-affiliates
of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $
1.8
 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2023 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form
10-K.

i

Cautionary Note Regarding Forward-looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to potential dividends or share repurchases; future return of capital by Enact Holdings, Inc. (“Enact Holdings”), including share repurchases, and quarterly and special dividends; the cumulative amount of rate action benefits required for our long-term care insurance business to achieve break-even; future financial performance and condition of our businesses, including confirmation from the government sponsored enterprises (“GSEs”) that Genworth has achieved two consecutive quarters of financial metrics to satisfy certain conditions to remove the GSEs’ restrictions placed on Enact Holdings and the impact to Genworth’s equity upon adopting new accounting guidance related to long-duration insurance contracts; liquidity and future strategic investments, including new senior care services and products; future business and financial performance of CareScout LLC (“CareScout”); as well as statements we make regarding the potential impacts of the coronavirus pandemic (“COVID-19”). Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, inflation, business, competitive, market, regulatory and other factors and risks, including but not limited to, the items identified under “Part I—Item 1A—Risk Factors.” We therefore caution you against relying on any forward-looking statements.

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

On September 20, 2021, Genworth Financial, through its wholly owned subsidiary Genworth Holdings, Inc. (“Genworth Holdings”) completed a minority initial public offering (“IPO”) of 18.4% of Enact Holdings. The minority IPO resulted in Enact Holdings becoming a newly created public company traded on the Nasdaq Global Select Market exchange under the ticker symbol “ACT.” Genworth Financial maintains control of Enact Holdings through an indirect majority voting interest and accordingly, Enact Holdings remains a consolidated subsidiary of Genworth Financial in this Annual Report on Form 10-K. Our Enact segment predominantly includes Enact Holdings and its mortgage insurance subsidiaries. There are minor financial reporting differences between our Enact segment and the standalone financial results of Enact Holdings, which are separately disclosed with the Securities and Exchange Commission. Notwithstanding these differences, we commonly make references to “Enact,” our “Enact segment” and our “U.S. mortgage insurance subsidiaries” throughout this Annual Report on Form 10-K, which generally can be viewed as references to Enact Holdings and its mortgage insurance subsidiaries, unless the context otherwise requires.

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

Item 1. Business

Strategic Priorities

In 2022, we achieved one of our strategic priorities, reducing the debt of Genworth Holdings, the issuer of our outstanding public debt, to approximately $1.0 billion. During 2022, Genworth Holdings repurchased $130 million and early redeemed the remaining $152 million principal amount of its debt due in 2024 and repurchased $13 million of its debt due in 2034, reducing its total outstanding indebtedness to $887 million. We may be willing to further reduce Genworth Holdings’ debt if we have excess liquidity and Genworth Holdings’ debt is trading at attractive market prices. In addition, although still subject to GSE confirmation, we believe we have met the conditions associated with certain restrictions imposed by the GSEs on Enact and expect the restrictions to be lifted in early 2023, see “—Regulation—Enact—Mortgage Insurance Regulation—Other U.S. Regulation and Agency Qualification Requirements” for additional details. The removal of the GSE restrictions is an important milestone that eliminates the more stringent capital requirements imposed by the GSE restrictions and allows for equal competition with Enact’s peers. We believe these achievements have improved our financial position and flexibility to invest in our growth initiatives and return capital to shareholders.

Genworth remains focused on its remaining four strategic priorities:

•	maximizing the value of Enact;

•	achieving economic breakeven on and stabilizing the legacy long-term care insurance in-force block;

•	advancing Genworth’s senior care growth initiatives; and

•	returning capital to Genworth Financial shareholders.

Given the significant improvement in the results of operations and financial position of Genworth Financial and its subsidiaries, and the reduction of Genworth Holdings’ debt, on May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock. Pursuant to the program, Genworth Financial repurchased 16,173,196 shares of its common stock at an average price of $3.94 per share for a total cost of $64 million during 2022. Given we have reduced Genworth Holdings’ debt to below $1.0 billion and believe we have met the GSE conditions, we intend to accelerate the pace of share repurchases in 2023. However, the timing and number of future shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization has no expiration date and may be modified, suspended or terminated at any time.

Enact Holdings initiated a quarterly dividend program in 2022 and paid a special dividend during the fourth quarter of 2022. In addition, on November 1, 2022, Enact Holdings authorized a share repurchase program under which it may repurchase up to $75 million of its outstanding common stock. Genworth Holdings has agreed to participate in order to maintain its overall ownership at its current level. Enact Holdings began share repurchases under the program in the fourth quarter of 2022. As the majority shareholder, Genworth Holdings received $206 million from these capital returns in 2022. We expect these returns of capital, along with the redemption of Genworth Holdings’ February 2024 debt, to provide greater free cash flow to deploy towards Genworth growth and shareholder return initiatives. These improvements to our liquidity and financial flexibility also led to issuer credit rating upgrades of Genworth Financial and Genworth Holdings in February 2023 by S&P Global Ratings (“S&P”) and during 2022 by A.M. Best Company, Inc. (“A.M. Best”), Moody’s Investors Service, Inc. (“Moody’s”) and S&P, which we believe is important to enhancing our competitiveness and financing capabilities.

Stabilizing our U.S. life insurance business continues to be one of Genworth’s long-term goals. We will continue to execute this objective primarily through our multi-year long-term care insurance in-force rate action plan. Premium rate increases and associated benefit reductions on our long-term care insurance policies are critical to the business. We continue to manage our U.S. life insurance business on a standalone basis. Accordingly, the U.S. life insurance business will continue to rely on its consolidated statutory capital, significant claim and future policy benefit reserves, prudent management of its in-force blocks and actuarially justified in-force rate actions on its long-term care insurance policies to satisfy policyholder obligations. Our U.S. life insurance business continued to make progress on its multi-year long-term care insurance in-force rate action plan, receiving approvals of approximately $549 million of incremental annual premiums for the year ended December 31, 2022. Of that aggregate amount, we are awaiting the final disposition of a small number of the approvals as we work through implementation mechanics. In aggregate, we estimate that the cumulative economic benefit of our long-term care insurance multi-year in-force rate action plan through 2022 was approximately $23.5 billion on a net present value basis, of the total expected amount required of $30.3 billion as of December 31, 2022. We continue to work closely with the National Association of Insurance Commissioners (“NAIC”) and state regulators to demonstrate the broad-based need for actuarially justified rate increases and associated benefit reductions in order to pay future claims.

In terms of our longer-term priorities, we are focused on advancing Genworth’s senior care growth initiatives, including through fee-based services, advice, consulting and other products offered by CareScout, an indirect subsidiary of Genworth Financial. We see meaningful opportunities to provide these services to address the needs of elderly Americans, as well as their caregivers and families. CareScout’s first focus area will be in fee-based services. A piloted launch is expected to occur in the first half of 2023 focused initially on Genworth’s existing long-term care insurance policyholders. The fee-based services will include a digital platform, where we hope to curate a broad marketplace that matches consumers’ long-term care needs with a network of preferred providers. CareScout has been a market leader in providing long-term care assessments and care support through a network of clinicians nationwide. We will seek to further invest in CareScout’s existing clinical assessments business, where we see attractive opportunities for growth. As we expand the business, there may be other potential future growth opportunities, namely options that assist in funding long-term care needs and expanding CareScout’s products and services to international markets. We see potential in CareScout and believe it will play a vital role in our senior care growth strategy. During 2022, we invested approximately $20 million in CareScout and intend to make additional investments in 2023 to develop our care services business and clinical assessment capabilities. Genworth will strive to maintain a disciplined approach in its capital allocation strategy going forward, balancing investments in growth initiatives with returning value to shareholders.

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

Enact files premium rates, as required, with the insurance departments of U.S. states and the District of Columbia. Premium rates cannot be changed after the issuance of coverage. Premium payments for primary mortgage insurance coverage are typically made by the borrower and are referred to as borrower-paid mortgage insurance. Loans for which premiums are paid by the lender are referred to as lender-paid mortgage insurance. In either case, the payment of premium to Enact is generally the responsibility of the insured. Premiums are generally calculated as a percentage of the original principal balance and may be paid on a monthly or annual basis, as a single premium paid at the time of mortgage origination or split, where an initial lump sum premium is paid at the time of mortgage origination in addition to subsequent monthly payments.

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

Underwriting and pricing

Enact establishes and maintains underwriting guidelines based on its risk appetite. Enact’s guidelines require borrowers to have a verified capacity and willingness to support their obligation and a well-supported valuation of the collateral. Enact’s underwriting guidelines incorporate credit eligibility requirements that, among other things, limit its coverage to mortgages that meet its thresholds with respect to borrower Fair Isaac Company (“FICO”) scores, maximum loan-to-value ratios, documentation requirements and maximum debt-to-income ratios. All loans must pass through its eligibility rules to ensure proper discharge of loans not meeting its guidelines and to maintain thorough underwriting standards.

Enact’s underwriting guidelines are largely consistent with those of the GSEs. Many of its customers use the GSEs’ automated loan underwriting systems for making credit determinations. Enact generally accepts the underwriting decisions and documentation requirements made by the GSEs’ underwriting systems, subject to its review as well as certain limitations and requirements.

FICO developed the FICO credit scoring model to calculate a score based upon a borrower’s credit history. Enact uses the FICO credit score as one indicator of a borrower’s credit quality. Typically, a borrower with a higher credit score has a lower likelihood of defaulting on a loan. FICO credit scores range up to 850, with a score of 620 or more generally viewed as a “prime” loan and a score below 620 generally viewed as a “sub-prime” loan. Generally, “A minus” loans are loans where the borrowers have FICO credit scores between 575 and 660 and have a blemished credit history. The weighted average FICO score of Enact’s primary insurance in-force was 743 as of December 31, 2022.

Loan applications for primary mortgage insurance are either directly reviewed by Enact (or its contract underwriters), or as noted below, by lenders under delegated authority. In either case automated underwriting systems may be utilized. For non-delegated underwriting, customers submit loan files to Enact and Enact individually underwrites each application to determine whether it will insure the loan. Enact uses its mortgage insurance underwriting system to perform non-delegated underwriting evaluations, and its underwriting staff is dispersed throughout the United States. In addition to its employees, Enact uses domestically based, contract underwriters to assist with underwriting capacity and drive efficiency.

Enact delegates to eligible lender customers the ability to underwrite mortgage insurance based on its delegated underwriting guidelines. To perform delegated underwriting, customers must be approved by Enact’s risk management team. Enact regularly performs quality assurance reviews on a statistically significant sample of delegated loans to assess compliance with its guidelines. Enact also offers a post-closing underwriting review when requested by customers for both non-delegated and delegated loans. Upon satisfactory completion of this review, Enact agrees to waive its right to rescind coverage under certain circumstances.

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

Enact seeks to charge premium rates commensurate with the underlying risk of each loan insured. Enact’s proprietary pricing platform provides a more flexible, granular and analytical approach to selecting and pricing risk and its use allows Enact to adjust its risk tolerance by quickly changing prices in response to evolving economic conditions, new analytical insights or industry pricing trends.

Loss mitigation

Enact’s loss mitigation and claims department is led by seasoned personnel who are supported by default tracking and claims processing capabilities within their integrated platform. Enact’s loss mitigation staff is also actively engaged with the GSEs and servicers regarding appropriate servicing and loss mitigation practices. Enact has granted loss mitigation delegation to the GSEs and servicers, whereby they perform certain loss mitigation efforts on Enact’s behalf. Moreover, the Consumer Financial Protection Bureau’s (“CFPB”) mortgage servicing rule obligates servicers to engage in early intervention and loss mitigation efforts with a borrower prior to foreclosure. These efforts have traditionally involved loan modifications intended to enable qualified borrowers to make restructured loan payments or sell the property, thereby potentially reducing claim amounts. Borrower forbearance plans offered by the GSEs, including as a result of COVID-19, allow deferred or reduced payments for borrowers experiencing financial hardship under certain circumstances. At the conclusion of the forbearance term, a borrower may either bring the loan current, defer any missed payments until the end of the loan, or modify the loan through a repayment plan or extension of the mortgage term. Enact’s goal is to keep borrowers in their homes. If a loan becomes delinquent, Enact works closely with the customer, investor and servicer to attempt to cure the delinquency and allow the homeowner to retain ownership of the property.

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

Claim activity is not evenly spread across the coverage period of loans Enact insures. The number of delinquencies may not correlate directly with the number of claims received because the rate at which delinquencies are cured is influenced by borrowers’ financial resources and circumstances, as well as regional economic differences. For those loans that fail to cure, whether delinquency leads to a claim principally depends upon the borrower’s equity at the time of delinquency and the borrower’s or the insured’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan.

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

Enact’s industry presence has enabled it to build active customer relationships with mortgage lenders across the United States. Enact’s customers are broadly diversified by size, type and geography and include large money center banks, non-bank lenders, national and local mortgage bankers, community banks and credit unions. Enact’s principal mortgage insurance customers are originators of residential mortgage loans who typically determine which mortgage insurer or insurers they will use for the placement of mortgage insurance written on loans they originate. For the year ended December 31, 2022, approximately 30% of new insurance written in Enact was attributable to its largest five lender customers, of which 18% was attributable to its largest customer. No other customer exceeded 10% of Enact’s new insurance written during 2022, and no customer had earned premiums that exceeded 10% of Enact’s total revenues for the year ended December 31, 2022. For more information on the potential impacts due to customer concentration, see “Item 1A—Risk Factors—Enact Holdings’ reliance on key customers or distribution relationships could cause a loss of significant sales if one or more of those relationships terminate or are reduced.”

Competition

Enact’s principal sources of competition are U.S. federal, state and local government agencies and other private mortgage insurers. Enact also competes with mortgage lenders and other investors, the GSEs, portfolio lenders who self-insure, reinsurers, and other capital markets participants who may utilize financial instruments designed to mitigate risk.

U.S. federal, state and local government agencies. Enact and other private mortgage insurers compete for mortgage insurance business directly with U.S. federal agencies, principally the Federal Housing Administration (“FHA”) and the U.S. Department of Veterans Affairs (“VA”), and to a lesser extent, state and local housing finance agencies. Enact’s competition with government agencies is principally on the basis of price and underwriting guidelines. In contrast to private mortgage insurers, government agencies generally have less restrictive guidelines and apply a flat pricing structure regardless of an individual borrower’s credit profile. As a result, we believe borrowers with lower FICO scores are more likely to secure mortgage loans with coverage by government agencies and borrowers with higher FICO scores are more likely to secure mortgage loans with coverage by private mortgage insurers.

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

In-force rate actions

As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which will be significant, to help bring their loss ratios back towards their original pricing. For all of these in-force rate action filings, we received 139 filing approvals from 35 states in 2022, representing a weighted-average increase of 48% on approximately $1,143 million in annualized in-force premiums, or approximately $549 million of incremental annual premiums. Of that aggregate amount, we are awaiting the final disposition of a small number of the approvals as we work through implementation mechanics. We also submitted 139 new filings in 37 states in 2022 on approximately $1,226 million in annualized in-force premiums. In aggregate, we estimate that we have achieved approximately $23.5 billion, on a net present value basis, of approved in-force rate increases since 2012. We continue to work closely with the NAIC and state regulators to demonstrate the broad-based need for actuarially justified rate increases and associated benefit reductions in order to pay future claims.

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

For certain risks related to our long-term care insurance business and in-force rate increases, see “Item 1A—Risk Factors—The inability to obtain in-force rate action increases (including increased premiums and associated benefit reductions) in our long-term care insurance business could have a material adverse impact on our business, including our results of operations and financial condition.”

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

Fixed annuities

Fixed annuity products help individuals create dependable income streams for life or for a specified period of time and help them save and invest to achieve financial goals. Our U.S. life insurance subsidiaries previously sold traditional fixed annuity product offerings, including single premium deferred annuities, single premium immediate annuities and structured settlements. We also previously offered a fixed indexed annuity that provides an annual crediting rate that is based on the performance of a defined external index rather than a rate that is declared by the insurance company. The external indices we use are the S&P 500® and the Barclay’s U.S. Low Volatility ER II Index. Our fixed indexed annuity product may also provide guaranteed minimum withdrawal benefits (“GMWBs”). Our U.S. life insurance subsidiaries continue to hold in-force blocks of these products.

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

Corporate and Other Activities

Our Corporate and Other activities include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are reported outside our operating segments, including certain international mortgage insurance businesses and discontinued operations. We have a presence in the private mortgage insurance market in Mexico and prior to 2022, our minority ownership (through Enact Holdings) of a joint venture in India was also included in Corporate and Other activities. This joint venture, which offers mortgage guarantees against borrower defaults on housing loans from mortgage lenders in India, is now reported in our Enact segment and its financial impact was minimal during 2022, 2021 and 2020.

On March 3, 2021, we completed a sale of our entire ownership interest of approximately 52% in Genworth Mortgage Insurance Australia Limited (“Genworth Australia”), our former Australian mortgage insurance business, through an underwriting agreement and received $370 million in net cash proceeds. This business, along with a settlement agreement associated with a lawsuit related to alleged losses incurred by AXA S.A. (“AXA”) from mis-selling complaints subsequent to the sale of our lifestyle protection insurance business in 2015, is reported as discontinued operations and its financial position, results of operations and cash flows are separately reported for the applicable periods prior to sale. See note 23 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

Selected financial information regarding our Corporate and Other activities is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate and Other Activities.”

Risk Management

Risk management is a critical part of our business. We have an enterprise risk management framework that includes risk management processes relating to strategic priorities and risks (including emerging risks), product development and pricing, management of in-force business, including certain mitigating strategies and claims risk management, credit risk management, asset-liability management, liquidity management, investment activities (including derivatives), model risk management, portfolio diversification, underwriting and loss mitigation, financial databases and information systems, information technology risk management, data security and cybersecurity, business acquisitions and dispositions, operational risk assessment capabilities and overall operational risk management.

We have identified the following as the most significant risk types to our business: credit risk, market risk, insurance risk, housing risk, model risk, operational risk and information technology risk. Related to these identified risk types, we have classified our top risks and report these risks to both senior management and the risk committee of Genworth Financial’s Board of Directors. In addition, we attempt to identify, understand and manage emerging risks. We have processes in place to identify emerging risks, with the ultimate goal of mitigating adverse impacts to our business.

Our risk management framework includes seven key components: risk type key attributes (to ensure full coverage); identification of risk exposures to identify top risks; business strategy and planning; governance; risk assessment (both qualitative and quantitative); risk appetite and limits; and stress testing. Our risk management framework also includes an assessment and implementation of company and business risk appetites, the identification and assessment of risks, a proactive decision process to determine which risks are acceptable to be retained (based on risk and reward considerations, among other factors) and the ongoing management, monitoring and reporting of material risks.

Our U.S. life insurance business continues to pursue significant premium rate increases and associated benefit reductions on its long-term care insurance in-force block. In support of this initiative, we have developed processes that include experience studies to analyze emerging experience, reviews of in-force product performance, an assumption review process, and comprehensive monitoring and reporting. In connection with these processes, our risk management team works closely with the U.S. life insurance business to ensure proper governance and to better align the development of assumptions with the identified risks.

As part of our evaluation of overall in-force product performance, new product initiatives and risk mitigation alternatives, we monitor regulatory and rating agency capital models as well as internal economic capital models to determine the appropriate level of risk-adjusted capital required. We utilize a stress testing framework to assess the risk of loss to our capital resources based upon the portfolio of risks we underwrite and retain and upon our asset and operational risk profiles. Our commitment to risk management involves the ongoing review and expansion of internal risk management capabilities aligned with industry best practices.

Operations and Technology

Service and support

Enact Holdings and its U.S. mortgage insurance subsidiaries have introduced technology enabled services to help their customers (lenders and servicers) as well as their consumers (borrowers and homeowners). Enact Holdings heavily relies upon information technology and a number of critical aspects are highly automated. The U.S. life insurance companies also heavily rely upon information technology to support and improve their overall operations. Enact Holdings and the U.S. life insurance companies both accept insurance applications, issue approvals, process claims and reconcile premium remittance through electronic submissions. For Enact Holdings, in order to facilitate these processes, direct connections have been established with many of its customers and servicers’ systems to enable the selection of its mortgage insurance products and to allow for direct communication. Enact Holdings and the U.S. life insurance companies also provide their customers secure access to their web-based portals to facilitate transactions and provide customers with access to their account information. Enact Holdings and the U.S. life insurance companies regularly upgrade and enhance their systems and technology in an effort to achieve their goals of expanding their capabilities, improve productivity and enhance the customer experience.

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

Reinsurance

We reinsure a portion of our annuities, life insurance, long-term care insurance and mortgage insurance with unaffiliated reinsurers. In a reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. We participate in reinsurance activities in order to minimize exposure to significant risks, limit losses, and provide additional capacity for future growth. We also obtain reinsurance to meet certain capital requirements, including sometimes utilizing intercompany reinsurance agreements to manage our statutory capital positions. However, these intercompany agreements do not have an effect on our consolidated U.S. generally accepted accounting principles (“U.S. GAAP”) financial statements as they eliminate in consolidation.

We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term or excess of loss basis. These reinsurance agreements spread risk and minimize the effect of losses. Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. Our amounts recoverable from reinsurers represent receivables from and/or reserves ceded to reinsurers. The amounts recoverable from reinsurers, net of allowance for credit losses, were $16.4 billion and $16.8 billion as of December 31, 2022 and 2021, respectively.

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

The following table sets forth our exposure to the principal reinsurers in our U.S. life insurance subsidiaries as of December 31, 2022:

Reinsurance
(Amounts in millions)	recoverable
UFLIC (1)	$12,686
RGA Reinsurance Company	1,929
General Reinsurance Corporation	564
Riversource Life Insurance Company	366
SCOR Global Life USA Reinsurance Company	311

(1)

We have several significant reinsurance transactions with Union Fidelity Life Insurance Company (“UFLIC”), an affiliate of General Electric Company (“GE”), which results in a significant concentration of reinsurance risk. UFLIC’s obligations to us are secured by trust accounts. See note 8 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional details.

In our long-term care insurance business, we manage risk and capital through utilization of external reinsurance in the form of coinsurance. Our U.S. life insurance subsidiaries have executed external reinsurance agreements to reinsure approximately 20% of all sales of its newer individual long-term care insurance products that have been introduced since early 2013. External new business reinsurance is dependent on a number of factors, including price, availability, risk tolerance and capital levels. Our U.S. life insurance subsidiaries also have executed external reinsurance agreements to reinsure sales of some of their older blocks of long-term care insurance products (10% of new business issued from 2003 to 2008; 20% to 30% of new business issued from 2009 to 2011; and 40% of new business issued from 2011 to early 2013). Our U.S. life insurance subsidiaries also have external reinsurance on some older blocks of business which includes a treaty on a yearly renewable term basis on business that was written between 1998 and 2003. This yearly renewable term reinsurance provides coverage for claims on those policies for 15 years after the policy was written. After 15 years, reinsurance coverage ends for policies not on claim, while reinsurance coverage continues for policies on claim until the claim ends. The 15-year coverage on the policies written in 2003 expired in 2018; therefore, any new claims will not have reinsurance coverage under this treaty. Since 2013, we have seen, and may continue to see, an increase in our benefit costs as policies with reinsurance coverage exhaust their benefits or terminate, and policies which are not covered by reinsurance go on claim. Over time, there can be no assurance that affordable, or any, reinsurance will continue to be available.

Enact

Enact Holdings, through Enact Mortgage Insurance Corporation (“EMICO”), its principal U.S. mortgage insurance subsidiary, reinsures a portion of its mortgage insurance risk to reduce the risk of loss and to obtain capital credit towards the financial requirements of the GSEs’ PMIERs. The reinsurance coverage is provided by a panel of reinsurance partners each currently rated “A-” or better by S&P or A.M. Best. These reinsurers are contractually required to collateralize a portion (typically 20% to 30%) of the reinsurance exposures consistent with PMIERs. Enact Holdings’ credit risk transfer program distributes risk to both highly rated counterparties through traditional excess of loss reinsurance, as well as to investors of mortgage insurance-linked notes through collateralized special purpose reinsurance entities. Individual book year transactions have been structured as excess of loss coverage where both the attachment and detachment points of the ceded risk tier are within the PMIERs capital requirements at inception, providing both loss protection and PMIERs capital credit. Each reinsurance treaty has a term of 10 years or more and provides a unilateral right to commute prior to the full term, subject to certain performance triggers.

As of December 31, 2022, 89% of Enact Holdings’ risk in-force was reinsured. Since 2020 and through December 31, 2022, Enact Holdings executed $2.6 billion of credit risk transfer transactions across both traditional reinsurance arrangements and mortgage insurance-linked note transactions. Through traditional reinsurance transactions, Enact Holdings executed $1.1 billion of excess of loss reinsurance coverage with highly rated reinsurers covering its 2020 to 2022 book years. Through mortgage insurance-linked note transactions, Enact Holdings executed $1.5 billion of excess of loss reinsurance coverage, supported by capital markets investors, covering a portion of its 2014 to 2021 book years. Reinsurance transactions, including the transactions with collateralized special purpose reinsurance entities, provided an aggregate of approximately $1,578 million of PMIERs capital credit as of December 31, 2022.

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

As of February 16, 2023, EMICO was rated in terms of financial strength as follows:

Rating Agency	Rating	Rating categories
S&P(1)	BBB+ (Eighth-highest of 21 ratings)	AAA to D
Moody’s(2)	Baa1 (Eighth-highest of 21 ratings)	Aaa to C
Fitch(3)	BBB+ (Eighth-highest of 21 ratings)	AAA to C

(1)	S&P states that an insurer in its “BBB” category has good financial security characteristics.
(2)	Moody’s states that insurance companies rated in its “Baa” category offer adequate financial security.
(3)	Fitch Ratings, Inc. (“Fitch”) states that insurance companies rated in its “BBB” category are viewed as possessing good capacity to meet policyholder and contract obligations.

As of February 16, 2023, our principal life insurance subsidiaries were rated in terms of financial strength by A.M. Best as follows:

Company	A.M. Best rating
Genworth Life Insurance Company (“GLIC”)	C++ (Ninth-highest of 13 ratings)
Genworth Life and Annuity Insurance Company (“GLAIC”)	B- (Eighth-highest of 13 ratings)
Genworth Life Insurance Company of New York (“GLICNY”)	C++ (Ninth-highest of 13 ratings)

A.M. Best ratings range from “A++” to “D.” A.M. Best states that its “B-” rating is assigned to companies that have a fair ability to meet their ongoing insurance obligations while “C++” is assigned to those companies that have a marginal ability to meet their ongoing insurance obligations.

The financial strength ratings of our operating companies are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities.

We also solicit a rating from HR Ratings on a local scale for Genworth Seguros de Credito a la Vivienda S.A. de C.V., our Mexican mortgage insurance subsidiary, with a short-term rating of “HR1” and long-term rating of “HR AA.” For short-term ratings, HR Ratings states that “HR1” rated companies are viewed as exhibiting high capacity for timely payment of debt obligations in the short term and maintain low credit risk. The “HR1” short-term rating category is the highest of six short-term rating categories, which range from “HR1” to “HR D.” For long-term ratings, HR Ratings states that “HR AA” rated companies are viewed as having high credit quality and offer high safety for timely payment of debt obligations and maintain low credit risk under adverse economic scenarios. The “HR AA” long-term rating is the second-highest of HR Ratings’ eight long-term rating categories, which range from “HR AAA” to “HR D.”

Credit Ratings

In addition to the financial strength ratings for our operating subsidiaries, rating agencies also assign credit ratings to the debt issued by our intermediate holding company, Genworth Holdings. In addition, S&P and A.M. Best assign credit ratings to Genworth Financial. These ratings are typically notched lower than the financial strength ratings of our primary operating subsidiaries, reflecting Genworth Holdings’ reliance on dividends from the operating subsidiaries to service its debt obligations. The unsecured debt ratings may be used in evaluating Genworth Holdings’ debt as a fixed-income investment and are therefore important to our ability to raise capital through the issuance of debt and other forms of credit.

Credit ratings are assigned based on the risk that an entity may not meet its contractual financial obligations as they come due. Rating organizations review the financial performance and credit condition of issuers to provide opinions regarding financial strength, operating performance and the ability to meet debt holder obligations.

As of February 16, 2023, Genworth Holdings’ senior unsecured debt was assigned the following credit ratings:

Rating Agency	Rating	Rating categories
S&P(1)	BB- (Thirteenth-highest of 21 ratings)	AAA to D
Moody’s(2)	Ba2 (Twelfth-highest of 21 ratings)	Aaa to C
A.M. Best(3)	b+ (Fourteenth-highest of 21 ratings)	aaa to c

(1)	S&P states that an issuer rated “BB-” is less vulnerable in the near-term than other lower-rated obligors but faces major ongoing uncertainties to adverse business, financial and economic conditions.
(2)	Moody’s states that the obligations of an issuer in the “Ba” category from its Global Rating Scale are judged to have speculative elements and are subject to substantial credit risk.
(3)	A.M. Best states that an issuer rated “b+” has a marginal ability to meet its ongoing senior financial obligations and is vulnerable to adverse changes in industry and economic conditions.

Ratings actions

On February 16, 2023, S&P upgraded the credit rating of Genworth Financial and Genworth Holdings to “BB-” from “B+” with an outlook of stable and upgraded the financial strength rating of EMICO to “BBB+” from “BBB.” Previously, on March 11, 2022, S&P upgraded the credit rating of Genworth Financial and Genworth Holdings to “B+” from “B” and affirmed its “BBB” financial strength rating of EMICO.

On November 10, 2022, A.M. Best affirmed the financial strength rating of “C++” of GLIC and GLICNY with an outlook of stable and downgraded the financial strength rating of GLAIC to “B-” from “B” with an outlook of negative. In addition, A.M. Best upgraded the credit rating of Genworth Financial and Genworth Holdings to “b+” from “b” with an outlook of stable.

On July 21, 2022, Moody’s upgraded the credit rating of Genworth Holdings to “Ba2” from “B1” and provided a Stable outlook, and upgraded the financial strength rating of EMICO to “Baa1” from “Baa2.”

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

We use both internal and external asset managers to take advantage of expertise in particular asset classes. We internally manage certain asset classes for our insurance operations, including public government, municipal and corporate securities, structured securities, commercial mortgage loans, privately placed debt securities, public equity securities and derivatives.

We manage our assets to meet diversification, credit quality, yield and liquidity requirements of our policy and contract liabilities by investing primarily in fixed maturity securities, including government, municipal and corporate bonds and mortgage-backed and other asset-backed securities. We also hold commercial real estate mortgage loans, limited partnerships and other invested assets, which include derivatives, bank loans and short-term investments. Investments for our particular insurance company subsidiaries are required to comply with our risk management requirements, as well as applicable insurance laws and regulations.

Our primary investment objective is to meet our obligations to policyholders and contractholders while increasing value to our stockholders by investing in a diversified, high-quality portfolio, comprised primarily of income producing securities and other assets. Our investment strategy focuses on:

•	managing interest rate risk, as appropriate, through monitoring asset durations relative to policyholder and contractholder obligations;

•	selecting assets based on fundamental, research-driven strategies;

•	emphasizing fixed-income, low-volatility assets while pursuing active strategies to enhance yield;

•	maintaining sufficient liquidity to meet financial obligations;

•	regularly evaluating our asset class mix and pursuing additional investment classes when prudent; and

•	continuously monitoring asset quality and market conditions that could affect our assets.

We are exposed to three primary sources of investment risk:

•	credit risk relating to the uncertainty associated with the continued ability of a given issuer to make timely payments of principal and interest;

•	interest rate risk relating to the market price and cash flow variability associated with changes in market interest rates; and

•	private equity risk relating to the valuation and returns on our limited partnership investments.

We manage credit risk by analyzing issuers, transaction structures and any associated collateral. We continually evaluate credit performance, including the probability of a credit default and estimated loss in the event of such a default for stressed or distressed investments. We also manage credit risk through industry and issuer diversification and asset allocation practices. For commercial mortgage loans, we manage credit risk through property type, geographic region and product type diversification and asset allocation.

We manage interest rate risk by monitoring the relationship between the duration of our assets and the duration of our liabilities, seeking to manage interest rate risk in both rising and falling interest rate environments, and using various derivative strategies, where appropriate and available. For further information on our management of interest rate risk, see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”

We manage private equity risk related to our limited partnership investments through fund manager, vintage, industry and issuer diversification and sector allocation practices.

Fixed maturity securities

Fixed maturity securities, including tax-exempt bonds, consist principally of publicly traded and privately placed fixed maturity securities classified as available-for-sale. Fixed maturity securities represented 77% and 82%, respectively, of total cash, cash equivalents and invested assets as of December 31, 2022 and 2021.

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

	As of December 31,
(Amounts in millions)	2022			2021
NRSRO designation	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
Public fixed maturity securities
AAA	$6,394	$6,067	19%	$6,714	$8,316	20%
AA	3,146	2,859	9	3,343	3,872	9
A	8,860	8,398	27	9,154	11,039	26
BBB	14,964	13,623	43	15,422	17,789	42
BB	839	776	2	1,279	1,443	3
B	37	34	—	46	42	—
CCC and lower	—	—	—	—	—	—

Total public fixed maturity securities	$34,240	$31,757	100%	$35,958	$42,501	100%

Private fixed maturity securities
AAA	$876	$825	6%	$781	$821	5%
AA	1,562	1,421	10	1,568	1,718	9
A	4,675	4,170	28	4,795	5,224	29
BBB	8,129	7,221	48	8,194	8,861	49
BB	1,217	1,076	7	1,142	1,186	7
B	135	113	1	164	161	1
CCC and lower	—	—	—	9	8	—

Total private fixed maturity securities	$16,594	$14,826	100%	$16,653	$17,979	100%

Total fixed maturity securities
AAA	$7,270	$6,892	15%	$7,495	$9,137	15%
AA	4,708	4,280	9	4,911	5,590	9
A	13,535	12,568	27	13,949	16,263	27
BBB	23,093	20,844	45	23,616	26,650	45
BB	2,056	1,852	4	2,421	2,629	4
B	172	147	—	210	203	—
CCC and lower	—	—	—	9	8	—

Total fixed maturity securities	$50,834	$46,583	100%	$52,611	$60,480	100%

Based upon fair value, public fixed maturity securities represented 68% and 70%, respectively, of total fixed maturity securities as of December 31, 2022 and 2021. Private fixed maturity securities represented 32% and 30%, respectively, of total fixed maturity securities as of December 31, 2022 and 2021.

We diversify our corporate securities by industry and issuer. As of December 31, 2022, our combined holdings in the 10 corporate issuers to which we had the greatest exposure was $1.8 billion, which was approximately 3% of our total cash, cash equivalents and invested assets. The exposure to the largest single corporate issuer held as of December 31, 2022 was $269 million, which was less than 1% of our total cash, cash equivalents and invested assets. See note 4 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on diversification by sector.

For further information related to our investments portfolio see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments and Derivative Instruments.”

Commercial mortgage loans, equity securities, limited partnerships and other invested assets

Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. Commercial mortgage loans are stated at principal amounts outstanding, net of unamortized premium or discount, deferred expenses and allowance for credit losses. We diversify our commercial mortgage loans by both property type and geographic region. See note 4 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on distribution across property type and geographic region for commercial mortgage loans. See notes 4 and 16 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on our interest in equity securities and limited partnerships.

See note 5 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on our derivative instruments. Selected financial information regarding our other invested assets as of December 31, 2022 and 2021 is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments and Derivative Instruments.”

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

Our U.S. insurers’ ability to pay dividends or other distributions is regulated by their domiciliary state insurance regulators. In general, our U.S. insurers may pay dividends only from earned surplus under Insurance Laws and U.S. life insurers may not pay an “extraordinary” dividend or distribution without prior regulatory approval. Our U.S. life insurers’ domiciliary states generally define an “extraordinary” dividend or distribution as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of:

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

All states have adopted the NAIC Risk Management and Own Risk and Solvency Assessment Model Act which requires an insurer to regularly undertake a confidential internal assessment of material and relevant risks (the “ORSA”) and upon the insurance regulator’s request, submit a confidential high-level summary assessment of the material and relevant risks associated with an insurer or insurance group’s current business plan and the sufficiency of capital and liquidity resources to support those risks (the “ORSA Summary Report”). Under ORSA, we are required to:

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

NAIC model laws and regulations regarding insurance group governance, risk assessment and regulatory supervision became state accreditation standards in January 2020. The NAIC Corporate Governance Annual Disclosure Model Act and Corporate Governance Annual Disclosure Model Regulation (the “Corporate Governance Model Act and Regulation”) require insurers to provide detailed information regarding their corporate governance practices to their lead state and/or domestic regulator. The Corporate Governance Model Act and Regulation was adopted by every state as of December 31, 2020. Amendments to the NAIC Holding Company System Model Act authorize U.S. state insurance regulators to lead or participate in the group-wide supervision of certain international insurance groups. These amendments became an NAIC accreditation requirement on January 1, 2020 and have been adopted by all states.

The NAIC created a regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Regulation AXXX transactions. Among other things, the framework calls for more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 became effective in all states as of January 1, 2015, and in December 2016, the NAIC adopted a revised version of AG 48 (“Updated AG 48”), with revisions applicable to new policies issued and new reinsurance transactions entered into on or after January 1, 2017. AG 48 and Updated AG 48 do not affect reinsurance arrangements that were pre-existing as of January 1, 2015, and the changes set forth in Updated AG 48 do not affect reinsurance arrangements that were pre-existing as of January 1, 2017. The NAIC also adopted the Term and Universal Life Insurance Reserve Financing Model Regulation, which contains the same substantive requirements as Updated AG 48. As of November 11, 2022, 25 states, including Virginia, which is the domestic state regulator for GLAIC, one of our principal life insurance subsidiaries, had adopted the model regulation, eight states were considering adoption and five other states rely on AG 48 and Updated AG 48. This model regulation became an NAIC accreditation standard effective September 1, 2022, and enforcement began on January 1, 2023.

Long-term care insurance rate increase regulation

In general, we implement rate increases on our long-term care insurance policies in accordance with the laws of the state in which a policy was issued. In 2019, the NAIC established the Long-Term Care Insurance Task Force to address efforts to create a national standard for reviewing and approving long-term care insurance rate increase requests. This task force is charged with developing a consistent national approach for reviewing rate increase requests that results in actuarially appropriate increases being granted by the states in a timely manner and eliminates cross-state rate subsidization, among others. As of December 2022, the task force has been focused on implementing the Long-Term Care Insurance Multistate Rate Review Framework that was adopted by the NAIC’s Executive Committee in April 2022. We continue to work closely with state regulators on our in-force long-term care insurance rate action plan (including increased premiums and associated benefit reductions) to achieve a shared goal of assuring Genworth’s U.S. life insurance businesses can honor their policyholder commitments in the future.

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

Market conduct regulation

The Insurance Laws govern the marketplace activities of insurers, affecting the form and content of disclosure to consumers, product illustrations, advertising, product replacement, sales and underwriting practices, and complaint and claims handling, and these provisions are generally enforced through periodic market conduct examinations.

Statutory examinations

Insurance departments in U.S. jurisdictions conduct periodic detailed examinations of the books, records, accounts and business practices of domestic insurers. These examinations generally are conducted in cooperation with insurance departments of two or three other states or jurisdictions representing each of the NAIC zones, under guidelines promulgated by the NAIC. State insurance departments may also conduct examinations of non-domiciliary insurers licensed in their states.

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

Aggregate assessments levied against our U.S. insurers were not significant to our consolidated financial statements for the years ended December 31, 2022, 2021 and 2020.

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

Surplus and capital requirements

Insurance regulators have the discretionary authority, in connection with maintaining the licensing of our U.S. insurers, to limit or restrict insurers from issuing new policies, or policies having a dollar value over certain thresholds, if, in the regulators’ judgment, the insurer is not maintaining a sufficient amount of surplus or is in a hazardous financial condition. We seek to maintain capital management and new business strategies to support meeting related regulatory requirements.

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

Regulatory compliance is determined by a ratio of a company’s total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). The minimum level of TAC before corrective action commences (“Company Action Level”) is two times the ACL RBC or three times the ACL RBC with a negative trend. If an insurer’s ACL RBC falls below specified levels, it would be subject to different degrees of regulatory action depending upon the level, ranging from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. Our U.S. life insurance subsidiaries’ reported RBC ratio measures the ratio of TAC to our Company Action Level.

As of December 31, 2022, the RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 291% and 289% as of December 31, 2022 and 2021, respectively.

Group capital

The NAIC has developed a group capital calculation (“GCC”) tool using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The GCC provides regulators with an additional tool for conducting group-wide supervision and enhances transparency into how capital is allocated. In December 2020, the NAIC adopted amendments to the Holding Company System Model Act and Regulation. The amendments adopt a Group Capital Calculation Template and Instructions (“GCC Template and Instructions”) as well as an annual filing requirement for the GCC. The amendments were adopted by Virginia, our insurance holding company group’s lead state, in 2022.

During 2021, certain insurance groups agreed to voluntarily submit data to lead states using the newly adopted template as part of a trial implementation phase. Based on the trial results and feedback from these insurance groups, the NAIC implemented changes to the GCC Template and Instructions.

In May 2022, the Group Capital Calculation Working Group of the NAIC adopted the 2022 GCC Instructions and Template, which will be used by a number of states, including Virginia, for year end 2022 filings. The GCC also adopted guidance for insurance regulators to use in reviewing GCC submissions in the form of changes to the NAIC Financial Analysis Handbook. It is unclear how the development of group capital measures by the NAIC will interact with existing capital requirements for U.S. insurance companies.

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

In June 2021, the NAIC adopted new investment risk factors for fixed-income assets that were applied to a life insurers’ RBC formula beginning with calendar year end 2021. These new factors, which apply to 20 different ratings categories compared to the prior six categories, provide additional granularity to the risk charges applied across insurer investment portfolios. Generally, the new factors have a more gradual increase by rating compared to the previous factors, with lower factors for more highly rated fixed-income assets within each of the previous six categories and higher factors for lower rated fixed-income assets within the same category. Our required capital increased modestly for our U.S. life insurers as a result of the application of these new factors.

Reinsurance collateral regulation

On September 22, 2017, U.S. federal authorities signed a covered agreement with the European Union (“EU”) on matters including reinsurance collateral. This agreement requires U.S. states to adopt, within five years from the execution of the covered agreement, laws removing reinsurance collateral requirements for reinsurance ceded to a qualifying non-U.S. reinsurer domiciled in an EU jurisdiction. Additionally, in December 2018, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative entered into a covered agreement with the United Kingdom (“U.K.”). The U.K. covered agreement extended the covered agreement between the U.S. and the EU to the U.K. after the withdrawal of the U.K. from the EU (“Brexit”) on January 31, 2020, and it largely reflects the provisions of the covered agreement between the U.S. and the EU and incorporates the same timeframes contained within it.

Under the terms of both covered agreements, as of September 1, 2022, state credit for reinsurance laws that result in non-U.S. reinsurers subject to the covered agreements being treated less favorably than U.S. reinsurers may be pre-empted by the applicable covered agreement. Accordingly, in 2019, the NAIC adopted revisions incorporating the provisions of the covered agreement into its Credit for Reinsurance Model Law and Model Regulation, which became an NAIC accreditation standard as of September 1, 2022, with enforcement beginning on January 1, 2023. All 50 states have adopted the Credit for Reinsurance Model Law and Model Regulation.

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

State regulation

General

Mortgage insurers generally are limited by Insurance Laws to directly writing only mortgage guaranty insurance business to the exclusion of other types of insurance. Mortgage insurers are not subject to the NAIC’s RBC requirements, but certain states and other regulators impose another form of capital requirement on mortgage insurers, requiring maintenance of a risk-to-capital ratio not to exceed 25:1. EMICO, Enact Holdings’ primary U.S. mortgage insurance subsidiary, had a risk-to-capital ratio of 12.9:1 and 12.3:1 as of December 31, 2022 and 2021, respectively.

The North Carolina Department of Insurance’s (“NCDOI”) current regulatory framework by which EMICO’s risk-to-capital ratio is calculated differs from the capital requirements of the GSEs as discussed under “—Other U.S. Regulation and Agency Qualification Requirements.”

The NAIC established a Mortgage Guaranty Insurance Working Group (the “MGIWG”) to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. The MGIWG continues to work on revisions to the NAIC’s Mortgage Guaranty Insurance Model Act (the “MGI Model”), including revisions to Statement of Statutory Accounting Principles No. 58—Mortgage Guaranty Insurance, and to develop a mortgage guaranty supplemental filing. In October 2022, the MGIWG released a revised exposure draft of the MGI Model. The proposed amendments of the MGI Model are expected to be finalized by the MGIWG in the spring of 2023. At this time, we cannot predict the outcome of this process, whether any state will adopt the amended MGI Model or any of its specific provisions, the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations and financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, results of operations and financial condition.

Dividend restrictions

Similar to U.S. life insurers, a mortgage insurers’ ability to pay dividends or other distributions is regulated by their domiciliary state. Our principal mortgage insurers must deliver notice to the commissioner of any dividend or distribution within 5 business days after declaration of the dividend or distribution, and at least 30 days before payment thereof. Any distribution, regardless of amount, requires that same 30-day notice to the commissioner, but also requires the commissioner’s affirmative approval before being paid. Under the insurance laws of the State of North Carolina (our mortgage insurance subsidiaries’ primary state of domicile) an “extraordinary” dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of: (i) 10% of the mortgage insurer’s statutory surplus as of the immediately prior year end; or (ii) the statutory net income during the prior calendar year.

In addition, insurance regulators may prohibit the payment of ordinary dividends and distributions or other payments by mortgage insurers (such as a payment under a tax sharing agreement or for employment or other services) if they determine that such payment could be adverse to policyholders.

Reserves

Insurance Laws require our U.S. mortgage insurers to establish a special statutory contingency reserve in their statutory financial statements to provide for claims and other expenses in the event of significant economic declines. Annual additions to the statutory contingency reserve must be at least 50% of net earned premiums as defined by Insurance Laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) 10 years, although regulators have granted discretionary releases from time to time. However, approval by the NCDOI, the primary domiciliary regulator for our U.S. mortgage insurers, is required for contingency reserve releases when loss ratios exceed 35%. The establishment of the statutory contingency reserve is funded by premiums that would otherwise generate net earnings that would be reflected in policyholder surplus. This reserve reduces the policyholder surplus of our U.S. mortgage insurers, and therefore, their ability to pay dividends to our holding companies. The statutory contingency reserve for our U.S. mortgage insurers was approximately $3.6 billion and $3.0 billion as of December 31, 2022 and 2021, respectively.

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

The Real Estate Settlement Procedures Act of 1974 (“RESPA”) applies to most residential mortgages insured by private mortgage insurers. Mortgage insurance is considered to be a “settlement service” for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA precludes our U.S. mortgage insurance subsidiaries from providing services to mortgage lenders or other settlement service providers free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that others provide that are higher than their reasonable or fair market value. In addition, RESPA prohibits persons from giving or accepting any portion or percentage of a charge for a real estate settlement service, other than for services actually performed. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. Mortgage insurers and their customers are subject to the possible sanctions of this law, which may be enforced by the CFPB, state insurance departments, state attorneys general and other enforcement authorities.

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

Other U.S. Regulation and Agency Qualification Requirements

The GSEs impose eligibility requirements that private mortgage insurers must satisfy in order to be approved to insure loans purchased by the GSEs. Effective December 31, 2015, each GSE adopted the original PMIERs, which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. On September 27, 2018, the GSEs issued revisions to the PMIERs, which became effective on March 31, 2019. The PMIERs aim to ensure that approved insurers possess the financial and operational capacity to serve as strong counterparties to the GSEs throughout various market conditions. The PMIERs are comprehensive, covering virtually all aspects of our U.S. mortgage insurance subsidiaries’ business and operations as private mortgage insurers of GSE loans, including internal risk management and quality controls, underwriting, claim processing and loss mitigation, among other aspects. In addition, the PMIERs require private mortgage insurers to obtain the prior consent of the GSEs before taking certain actions, which may include entering into various intercompany agreements and commuting or reinsuring risk, among others. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. The financial requirements of PMIERs mandate that a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk in-force and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). In addition, except under certain circumstances, the PMIERs prohibit private mortgage insurers from engaging in certain activities such as insuring loans originated or serviced by an affiliate.

Under PMIERs, Enact is subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. Since 2020, the GSEs have issued several amendments to PMIERs, which implemented both permanent and temporary revisions to PMIERs. Many of the provisions are no longer applicable, but for loans that became non-performing due to a COVID-19 hardship, PMIERs was temporarily amended with respect to each non-performing loan that (i) had an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 or (ii) is subject to a forbearance plan granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. The risk-based required asset amount factor for the non-performing loan is the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier is applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing loan due to having missed two monthly payments. Loans subject to a forbearance plan described in (ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period. The PMIERs amendment dated June 30, 2021 further allows loans that enter a forbearance plan due to a COVID-19 hardship on or after April 1, 2021 to remain eligible for extended application of the reduced PMIERs capital factor for as long as the loan remains in forbearance. In addition, the PMIERs amendments made permanent revisions to the risk-based required asset amount factor for non-performing loans for properties located in future Federal Emergency Management Agency (“FEMA”) Declared Major Disaster Areas eligible for individual assistance.

In September 2020, subsequent to the issuance of Enact Holdings’ senior notes due in 2025, the GSEs imposed certain restrictions (the “GSE Restrictions”) with respect to capital on Enact. In May 2021, in connection with their conditional approval of the then potential partial sale of Enact Holdings, the GSEs confirmed the GSE Restrictions will remain in effect until the following collective conditions (“GSE Conditions”) are met for two consecutive quarters: (a) EMICO obtains “BBB+”/“Baa1” (or higher) rating from S&P, Moody’s or Fitch and (b) Genworth achieves certain financial metrics. EMICO maintained the requisite ratings for two consecutive quarters prior to the end of 2022. Given Genworth’s strengthened financial position, including achieving its strategic priority to reduce its outstanding public debt at Genworth Holdings to approximately $1.0 billion, we believe Genworth fully satisfied the financial metric conditions for two consecutive quarters during the fourth quarter of 2022. We expect the GSE Restrictions to be lifted in the first quarter of 2023, subject to GSE review and confirmation.

Prior to the satisfaction of the GSE Conditions, the GSE Restrictions require:

•	EMICO to maintain 120% of PMIERs minimum required assets through 2022 (which it maintained) and 125% thereafter;

•

Enact Holdings to retain $300 million of its holding company cash that can be drawn down exclusively for its debt service or to contribute to EMICO to meet its regulatory capital needs including PMIERs; and

•	written approval must be received from the GSEs prior to any additional debt issuance by either EMICO or Enact Holdings.

Until the GSE Conditions imposed in connection with the GSE Restrictions are met, Enact Holdings’ liquidity must not fall below 13.5% of its outstanding debt. As of December 31, 2022, after taking into account debt service to date, Enact Holdings must maintain holding company liquidity of approximately $203 million. Enact Holdings had $453 million of cash, cash equivalents and invested assets as of December 31, 2022.

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

As of December 31, 2022, Enact had estimated available assets of $5,206 million against $3,156 million net required assets under PMIERs compared to available assets of $5,077 million against $3,074 million net required assets as of December 31, 2021. The sufficiency ratio as of December 31, 2022 was 165% or $2,050 million above the published PMIERs requirements, compared to 165% or $2,003 million above the published PMIERs requirements as of December 31, 2021. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions. As of December 31, 2022 and 2021, Enact’s PMIERs required assets benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. The application of the 0.30 multiplier to all eligible delinquencies provided $132 million and $390 million of benefit to Enact’s December 31, 2022 and 2021 PMIERs required assets, respectively. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier.

Although we expect Enact will continue to retain its eligibility status with the GSEs, there can be no assurance these conditions will continue, see “Item 1A—Risk Factors—If Enact is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact to hold amounts of capital that are higher than planned or otherwise, Enact may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”

Non-U.S. Insurance Regulation

We operate in countries outside the United States, principally including Mexico and India. Generally, our subsidiaries conducting business in these countries must obtain licenses from local regulatory authorities and satisfy local regulatory requirements, including those relating to rates, forms, capital, reserves and financial reporting.

Other Laws and Regulations

Changes in tax laws

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act (“IRA”) which, among other things, implements a 15% corporate alternative minimum tax (“CAMT”) based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions was January 1, 2023. We do not expect the enactment of the CAMT to have a material impact on our financial statements as we do not expect to be an applicable corporation in 2023. The U.S. Department of the Treasury is expected to issue guidance throughout 2023 that may differ from our interpretations and assumptions and that could alter our determination. Any excise tax incurred on our share repurchases will be recognized as part of the cost basis of the treasury stock acquired and will not be reported as part of income tax expense. There was no U.S. federal income tax-related legislation or administrative guidance issued in 2021 that had a significant impact on our results of operations or financial condition.

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

In the case of Enact Holdings, the Dodd-Frank Act prohibits a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. In addition, the Dodd-Frank Act created the CFPB, which regulates certain aspects of the offering and provision of consumer financial products or services but not the business of insurance. Certain rules and regulations established by the CFPB require mortgage lenders to demonstrate that they have effectively considered the consumer’s ability to repay a mortgage loan, establish when a mortgage may be classified as a Qualified Mortgage (“QM”) and determine when a lender is eligible for a safe harbor as a presumption that the lender has complied with the ability-to-repay requirements. The regulations also include a temporary category (the “QM Patch”) for mortgages that comply with certain prohibitions and limitations and meet the GSE underwriting and product guidelines. Mortgages that meet these requirements are deemed to be QMs until the earlier of the time in which the GSEs exit the FHFA conservatorship or the mandatory compliance date of the final amendments to the CFPB’s rule defining what constitutes a QM (“QM Rule”). The QM Patch permits loans that exceed a debt-to-income ratio of 43% to be eligible for QM status. Many of the loans that qualify under the QM Patch require credit enhancement, of which private mortgage insurance is the predominate form of coverage. On April 27, 2021, the CFPB promulgated a final rule delaying the mandatory compliance date of the amended QM Rule until October 1, 2022. As provided under the final rule, the prior 43% debt-to-income ratio, the new price-based average prime offer rate (“APOR”) definition and the QM Patch all remained available to lenders for loan applications received prior to October 1, 2022. However, on April 8, 2021, the GSEs issued notices stating that due to the requirements of the Preferred Stock Purchase Agreements (“PSPAs”), they would only acquire loans that meet the new price-based APOR definition set forth under the amended QM Rule for applications received on or after July 1, 2021. We believe that loans which previously qualified under the 43% debt-to-income-based QM Rule definition and the QM Patch will continue to qualify under the new price-based APOR definition and therefore we expect little impact from this change. The new rules have not significantly impacted Enact Holdings or its mortgage insurance subsidiaries.

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

The Dodd-Frank Act established a Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation.

In October 2022, the SEC adopted final rules requiring the recovery of erroneously awarded compensation as mandated by the Dodd-Frank Act. The rules will, among other things, require national securities exchanges to establish listing standards that would require listed companies to adopt and comply with a compensation recovery policy, often known as a clawback policy, and require listed companies to provide disclosure about such policies and how they are being implemented. In the event a company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, the company must recover from any current or former executive officers incentive-based compensation that was erroneously awarded during the three years preceding the date such a restatement was required. The recoverable amount would be the amount of incentive-based compensation received in excess of the amount that otherwise would have been received had it been determined based on the restated financial measure. The updated listing standards related to clawback policies will become effective no later than November 28, 2023. Listed companies will be required to adopt a clawback policy no later than 60 days following the applicable listing standards effective date and make the required disclosure in proxy and information statements, as well as annual reports filed after the adoption of their clawback policy. We are currently awaiting the finalization of the relevant listing standards and are evaluating our existing clawback policy to determine if any updates are required.

On August 25, 2022, the SEC adopted final rules implementing the pay versus performance requirement as mandated by the Dodd-Frank Act. The rules require public companies to disclose the relationship between their executive compensation and financial performance in proxy or information statements in which executive compensation disclosures are required. Under the new rules, companies will be required to provide a table disclosing specified executive compensation and financial performance measures for the five most recently completed fiscal years after an initial phase-in period. Companies are also required to describe the relationship between the actual executive compensation paid, as defined by the new rules, and each of the financial performance measures in the table, as well as the company’s total shareholder return (“TSR”) and the TSR of its selected peer group. In addition, companies are required to disclose three to seven financial performance measures they determine to be the most important performance measures for linking executive compensation actually paid to company performance. These final rules are effective in proxy and information statements for fiscal years ending on or after December 16, 2022 and will be reflected in our proxy statement for the year ended December 31, 2022.

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

On December 14, 2022, the SEC adopted amendments to Rule 10b5-1 under the Securities Exchange Act of 1934 and added new disclosure requirements to enhance investor protections against insider trading. The amendments add new conditions to the availability of the affirmative defense to insider trading provided by Rule 10b5-1(c), including cooling-off periods for directors, officers and persons other than issuers. The amendments create new disclosure requirements regarding a company’s insider trading policies and procedures and the adoption and termination (including modification) of Rule 10b5-1 and certain other trading arrangements by directors and officers. The amendments also create new disclosure requirements for executive and director compensation regarding certain equity compensation awards granted in close proximity to a company’s disclosure of material nonpublic information. Companies must also identify transactions made pursuant to a plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Beneficial ownership reports filed on or after April 1, 2023 will be required to comply with the amendments and public companies will be required to comply with the new disclosure requirements in periodic reports and any proxy or information statements for full fiscal periods beginning on or after April 1, 2023.

Environmental considerations

As an owner and operator of real property, we are subject to extensive U.S. federal and state and non-U.S. environmental laws and regulations. Potential environmental liabilities and costs in connection with any required remediation of our properties is also an inherent risk in property ownership and operation. In addition, we hold equity interests in companies, and have made loans secured by properties, that could potentially be subject to environmental liabilities. We routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based upon information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations, or any remediation of such properties will not have a material adverse effect on our business, financial condition or results of operations.

Climate change and financial risks

The topic of climate risk has come under increased scrutiny by the NAIC and insurance regulators. The NAIC’s goal is to address climate-related risks through three areas of insurance regulation: financial risk analysis, insurance market availability and affordability, and consumer education and outreach. The New York State Department of Financial Services (“NYDFS”) issued a circular letter in 2020 to New York domestic and foreign authorized insurers, which applies to certain of our subsidiaries, stating that the NYDFS expects insurers to integrate financial risks related to climate change into their governance frameworks, risk management processes and business strategies, and that insurers should develop their approach to climate related financial disclosure. We have initiated and continue to build upon a multi-phase climate risk management process.

In addition, the NYDFS issued final guidance on November 15, 2021, regarding its expectations for New York domestic insurers, applicable to GLICNY, related to the management of financial risks from climate change. Insurers are expected to manage these risks by outlining actions that are proportionate to the nature, scale and complexity of their businesses. For instance, the guidance states that an insurer should: (i) incorporate climate risk into its financial risk management, including its ORSA; (ii) manage climate risk through its enterprise risk management functions and ensure that its organizational structure clearly defines roles and responsibilities related to managing such risk; (iii) use scenario analysis when developing business strategies and identifying risks; and (iv) incorporate the management of climate risk into its corporate governance structure at the group or insurer entity level. As of August 15, 2022, insurers should have implemented certain corporate governance changes and developed plans to implement the organizational structure changes. We complied with this requirement and provided our plan to the NYDFS. Insurers are encouraged to work on additional changes that may take longer to implement, although the NYDFS will issue further guidance with more specific timelines.

The NYDFS also adopted an amendment to the regulation that governs enterprise risk management, effective as of August 13, 2021, that requires an insurance group to include certain additional risks, such as climate change risk, in its enterprise risk management function.

In addition, the FIO is authorized to monitor the U.S. insurance industry under the Dodd-Frank Act. In furtherance of the May 20, 2021 Presidential Executive Order on Climate-Related Financial Risk, the FIO sought public comment on a series of questions to inform the FIO’s assessment of climate-related financial risks for the insurance sector. The FIO is assessing how the insurance sector may mitigate risks and help achieve national climate-related goals.

Diversity and corporate governance

The NAIC and state insurance regulators are also focused on the topic of race, diversity and inclusion within the insurance industry. In New York, the NYDFS expects the insurers it regulates to make diversity of their leadership a business priority and a key element of their corporate governance.

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

Cybersecurity

Cybersecurity has gained heightened attention from legislatures and regulators in recent years. In response to ever-increasing cybersecurity risks, a Presidential executive order was announced in May 2021 to broadly improve U.S. cybersecurity, in part by requiring that private sector providers of software and technologies to the federal government ensure such products (and services) are built and operate securely. Throughout 2022, the Biden Administration continued efforts within a whole-of-government approach to combat cyber attacks and ransomware, and Congress enacted new federal laws to foster a more secure cyberspace, including the Cyber Incident Reporting for Critical Infrastructure Act, which is specific to certain covered sectors deemed critical. These developments represent a growing understanding that cybersecurity is a critical part of the United States infrastructure, which could potentially impose additional cybersecurity requirements on financial institutions.

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

In February 2018, the SEC released interpretive guidance on cybersecurity disclosures. The release outlined the views of the SEC on cybersecurity disclosure requirements and provided enhancements to existing cybersecurity guidance. Among the enhancements was clarifying disclosure controls and procedures to help public companies identify cybersecurity risks and incidents, assess and analyze their implications and make timely disclosures. It also stressed the importance of materiality assessments when considering cybersecurity disclosures, maintaining discipline around insider trading if a cybersecurity event occurs and board oversight of cybersecurity risks. In March 2022, the SEC proposed new rules to enhance and standardize disclosures public companies make about cybersecurity incidents, as well as their cybersecurity risk management, strategy and governance. The proposed rules would codify many of the concepts in the interpretive guidance previously released by the SEC and would require further disclosures about cybersecurity risk governance and cybersecurity expertise of the board of directors. The proposed rules would require companies to disclose any material cybersecurity incidents within four business days after determination that the incident is material and would require disclosure when a series of previously undisclosed immaterial cybersecurity incidents become material in the aggregate. Regarding risk management and strategy, companies would be required to disclose policies and procedures, if any, to identify and manage cybersecurity risks and threats, as well as whether cybersecurity risks are considered part of their business strategy, financial planning and capital allocation. Among other things, cybersecurity risk governance disclosure requirements would include information around board responsibility for oversight of cybersecurity risks, whether a company has a chief information security officer or comparable position, and annual disclosure of cybersecurity expertise of directors, if any, and their qualifications. We cannot predict whether the proposed rules will be adopted, what form they will ultimately take, or how they will affect our business.

Cybersecurity practices have also come under increased scrutiny from state regulators, including insurance regulators. For example, effective March 1, 2017, the NYDFS issued a cybersecurity regulation specific to financial services institutions, including banking and insurance entities, under its jurisdiction. The regulation was intended to require financial institutions under the jurisdiction of the NYDFS to implement and maintain a reasonable cybersecurity program that addresses emerging cybersecurity threats and keeps pace with technological advances, and was designed to promote the protection of customer information as well as regulated entities’ information technology systems. In particular, the cybersecurity program must be reasonably designed to protect consumers’ private data and must include robust controls regarding access privileges, application security, policies and procedures for the disposal of nonpublic information, regular cybersecurity awareness training, encryption of nonpublic information, third-party due diligence and an incident response plan. The incident response plan should be designed to respond to and recover from any cybersecurity event materially affecting the confidentiality, integrity or availability of the company’s information system in a timely manner. Notice to the NYDFS of a cybersecurity event must occur as quickly as possible but no later than 72 hours from the determination of the cybersecurity event. The cybersecurity program, including written policies and procedures, must be approved and overseen by a senior officer of the company, and the company must appoint a chief information security officer and perform periodic risk assessments. In November 2022, the NYDFS released proposed amendments to its cybersecurity regulation that would, among other things, expand requirements for notification to the NYDFS of cybersecurity events and expand technical requirements around system penetration testing, vulnerability assessments, risk assessments and audits. The proposed amendments would also add new requirements related to cybersecurity plans and expand cybersecurity governance, including but not limited to chief information security office independence, additional annual reporting requirements to a senior governing body, board cybersecurity expertise and expanding the signatures required as part of annual compliance certification. Such amendments, if adopted, may impact our operations or compliance costs.

In addition, the NAIC adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”) on October 24, 2017, which is similar to New York’s cybersecurity regulation and establishes standards for data security and for the investigation of and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The Cybersecurity Model Law imposes significant regulatory burdens intended to protect the confidentiality, integrity and availability of covered information systems and the sensitive or business information thereon. Approximately 22 states have adopted a version of the Cybersecurity Model Law, including Delaware and Virginia. Finally, in 2021, the Federal Trade Commission (“FTC”) amended the “Standards for Safeguarding Customer Information Rules” (known as the “Safeguards Rule”) to impose additional requirements on covered financial institutions to implement and maintain certain data security practices in their information security programs. The FTC announced in late 2022 that the deadline to comply with the revised Safeguards Rule was extended to June 2023. We cannot predict whether or how these changes may be incorporated into other regulations or the extent to which they will affect our compliance efforts.

Privacy of Consumer Information

In the United States, federal and state laws and regulations require financial institutions, including insurance companies, to protect the security and privacy of consumer financial information and to notify consumers about policies and practices relating to the collection, use and disclosure of consumer information, as well as policies relating to protecting the confidentiality, integrity and availability of that information. Similarly, federal and state laws and regulations govern the disclosure and security of consumer health information. In particular, regulations promulgated by the U.S. Department of Health and Human Services pursuant to the Health Insurance Portability and Accountability Act and various states regulate the disclosure and use of protected health information by health insurers and other covered entities, the physical and procedural safeguards employed to protect the security of that information, and the electronic transmission of such information. From time to time, Congress and state legislatures consider additional legislation relating to privacy and other aspects of consumer information. We cannot predict whether such legislation will be enacted, or what impact, if any, such legislation may have on our business, financial condition or results of operations.

The California Consumer Privacy Act of 2018 (the “CCPA”) is applicable to portions of our business and was significantly amended by the California Privacy Rights Act of 2020 (“CPRA”). The CCPA, as amended by the CPRA, grants California residents the right to know what information a business has collected from them and the sourcing and sharing of that information, as well as the right to access and correct their personal information, and (subject to certain exemptions) the right to have a business delete their personal information. The CPRA creates the California Privacy Protection Agency to enforce the CCPA and to promulgate regulations thereunder, imposes additional obligations regarding the privacy notice and service provider contracts, creates new requirements around the protection of sensitive personal information and eliminates certain exemptions for personal information collected in employment or business-to-business contexts. While the majority of the CPRA provisions went into effect on January 1, 2023, civil and administrative enforcement of the CPRA will only apply to violations occurring on or after July 1, 2023. Any violations of the current version of the CCPA are still enforceable. Failure to comply with the CCPA risks regulatory fines, and the law grants a private right of action for any unauthorized disclosure of certain personal information not subject to an exemption as a result of failure to maintain reasonable security procedures and practices. The CCPA regulations, as amended by the CPRA, have not been finalized and in the interim, the CPRA may require potential modifications to our business processes.

Many other states have proposed or adopted comprehensive data privacy laws. For example, Virginia and Colorado enacted laws in 2021 and Connecticut and Utah enacted laws in 2022 that establish consumer rights and business obligations with respect to the processing of consumer personal data. These laws generally impose similar requirements as the CCPA, but none of these laws apply to employee or contractor data or business-to-business information, and each of these laws has entity-wide exemptions for financial institutions subject to Title V of the Gramm-Leach-Bliley Act. These laws all go into effect in 2023. Adapting our data privacy practices to forthcoming laws and regulations may increase our compliance costs and increase the risk of noncompliance.

Human Capital Management

We are committed to helping families become more financially secure, self-reliant and prepared for the future, and that philosophy extends to our employees. We take a holistic approach to human capital management, including attracting and retaining talent with comprehensive benefits and compensation packages, providing professional development and learning opportunities, facilitating access to dedicated resources that foster an equitable and inclusive environment and encouraging a sincere commitment to community service and involvement. Some of our key areas of focus include:

•

Our compensation package, including salary, bonus and long-term incentives, aligns employee and stockholder interests, as well as rewards our employees for serving all of our current and future policyholders.

•

In addition to a competitive compensation program, we also offer our employees benefits such as life and health insurance, paid time off, paid parental leave, financial planning and a retirement savings plan.

•

To further support our employees, we continue to provide additional financial, health and wellbeing resources, as well as a flexible work schedule to allow employees additional time for selfcare and the care of family members. We are currently operating under a hybrid approach organizationally, allowing most employees to choose whether to work from home or in the office.

•

We offer a multitude of professional development and career enrichment courses, including in the areas of leadership, professional skills training and industry-specific matters, as well as tuition reimbursement benefits to aid career progression.

•

Our cultural and demographic-based employee resource groups help to build an inclusive culture through company-wide events, participation in our recruitment efforts and providing valuable input into our hiring strategies. We continue to focus on building a pipeline of talent to create more opportunities for workplace diversity and to support greater representation within the Company.

•

We champion civic engagement through paid volunteer time for our employees, event sponsorship programs, employee-directed charitable gifts through the Genworth Foundation and through our commitment to environmental sustainability.

As of December 31, 2022, we employed approximately 2,500 full-time and part-time employees. None of our employees are subject to a collective bargaining agreement.

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

On June 6, 2022, our President and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Transfer Agent and Registrar

Our Transfer Agent and Registrar is Computershare, P.O. Box 505000, Louisville, KY 40233-5000. Telephone: 866-229-8413; 201-680-6578 (outside the United States and Canada may call collect); and 800-231-5469 (for hearing impaired).

Item 1A.	Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary note regarding forward-looking statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2022.

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

•

High inflation, supply-chain disruption, labor shortages, displacements related to COVID-19 and elevated interest rates, including actions taken by the U.S. Federal Reserve to increase interest rates to combat inflation and slow economic growth, could heighten the risk of a future recession, and any recession, regardless of severity or duration, could materially adversely affect our business, financial condition and results of operations.

•	Changes in policyholder health and/or behavior as a result of COVID-19 could materially adversely affect our financial condition and results of operations.

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

•	Defaults or other events impacting the value of our fixed maturity securities portfolio may reduce our income.

Risks Relating to Economic and Market Conditions

•	Interest rates and changes in rates, including changes in monetary policy to combat inflation, could materially adversely affect our business and profitability.

•

A deterioration in economic conditions, a severe recession or a decline in home prices, all of which could be driven by many potential factors, including inflation, may adversely affect Enact Holdings’ loss experience.

Regulatory and Legal Risks

•

Changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators could materially adversely affect our business, financial condition and results of operations.

•	Our insurance businesses are extensively regulated and changes in regulation may reduce our profitability and limit our growth.

•	Litigation and regulatory investigations or other actions are common in the insurance business and may result in financial losses and harm our reputation.

•	An adverse change in our regulatory requirements, including risk-based capital requirements, could have a material adverse impact on our business, results of operations and financial condition.

•

The inability to obtain in-force rate action increases (including increased premiums and associated benefit reductions) in our long-term care insurance business could have a material adverse impact on our business, including our results of operations and financial condition.

•

Changes to the role of the GSEs or to the charters or business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, financial condition and results of operations.

•

If Enact is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact to hold amounts of capital that are higher than planned or otherwise, Enact may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.

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

Operational Risks

•	If we are unable to retain, attract and motivate qualified employees or senior management, our results of operations, financial condition and business operations may be adversely impacted.

•	Enact Holdings’ reliance on key customers or distribution relationships could cause a loss of significant sales if one or more of those relationships terminate or are reduced.

•	Enact Holdings competes with government-owned and government-sponsored enterprises, and this may put them at a competitive disadvantage on pricing and other terms and conditions.

•	Our businesses could be adversely impacted from deficiencies in our disclosure controls and procedures or internal control over financial reporting.

•

Our computer systems may fail or be compromised, and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, which could damage our reputation, impair our ability to conduct business effectively, result in enforcement action or litigation, and materially adversely affect our business, financial condition and results of operations.

•	We rely upon third-party vendors who may be unable or unwilling to meet their obligations to us.

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

Other General Risks

•

The occurrence of natural or man-made disasters, including geopolitical tensions and war (including the Russian invasion of Ukraine); a public health emergency, including pandemics; climate change or a cybersecurity breach could materially adversely affect our business, financial condition and results of operations.

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

We cannot be sure we will be able to successfully execute on any of our remaining unachieved strategic priorities to effectively strengthen our financial position and create long-term shareholder value, including maximizing the value of Enact Holdings; achieving economic breakeven on and stabilizing the legacy long-term care insurance in-force block; advancing Genworth’s senior care growth initiatives, including future strategic investments in new senior care services and products, the future business of CareScout, and potential third-party relationships or business arrangements relating thereto; and returning capital to Genworth Financial shareholders.

There are numerous risks and constraints in our ability to achieve our strategic priorities, including but not limited to the following:

•

risks on Enact Holdings’ ability to pay dividends, including but not limited to, additional PMIERs requirements and/or other restrictions that the GSEs may place on the ability of Enact Holdings to pay dividends. For additional information, see “—Genworth Financial and Genworth Holdings depend on the ability of their respective subsidiaries to pay dividends and make other payments and distributions to each of them and to meet their obligations;”

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

•

an inability to achieve anticipated in-force rate action increases in our long-term care insurance business. For additional information, see “—The inability to obtain in-force rate action increases (including increased premiums and associated benefit reductions) in our long-term care insurance business could have a material adverse impact on our business, including our results of operations and financial condition;”

•

an inability to achieve anticipated business performance and financial results from CareScout and its senior care growth initiatives through fee-based services, advice, consulting and products due to unforeseen events, including but not limited to, lower than anticipated customer demand, higher capital needs, staffing shortages and continued workflow disruptions, and impediments to Genworth Holdings’ liquidity caused by, among other things, downturns in the U.S. economy that reduce its strategic investments in CareScout;

•	an inability to establish a new long-term care insurance business, and new product and/or service offerings over time due to commercial and/or regulatory challenges;

•	an inability to reduce costs commensurate with a potential global recession or in proportion to Genworth’s reduced business activity, including as forecasted and in a timely manner; and

•

adverse tax or accounting charges, including new accounting guidance (that is effective for us on January 1, 2023) related to long-duration insurance contracts, commonly known as long-duration targeted improvements (“LDTI”). See “—Changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators could materially adversely affect our business, financial condition and results of operations.”

If our strategic priorities become compromised due to any of the aforementioned risks (or other unnamed risks) preventing their execution, we may decide to take additional measures to increase our financial flexibility, including issuing equity at Genworth Financial which would be dilutive to our shareholders, or additional debt at Genworth Financial, Genworth Holdings or Enact Holdings (including debt convertible into equity), which could increase our leverage. The availability of any additional debt or equity funding will depend on a variety of factors, including market conditions, regulatory considerations, the general availability of credit and particularly important to the financial services industry, our credit ratings and credit capacity and the performance of and outlook for our company and our businesses, particularly Enact Holdings. Market conditions may make it difficult to obtain funding or complete asset sales to generate additional liquidity, especially on short notice and when the demand for additional funding in the market is high. Our access to funding may be further impaired by our financial strength ratings and our financial condition. See “—Our sources of capital have become more limited, and under certain conditions we may need to seek additional capital on unfavorable terms.”

If additional measures are taken in lieu of our strategic priorities, it could expose us to expected or unexpected adverse consequences, including adverse rating actions and adverse tax and accounting charges (such as significant losses on sale of businesses or assets, or write-offs of deferred acquisition costs (“DAC”) and deferred tax assets).

High inflation, supply-chain disruption, labor shortages, displacements related to COVID-19 and elevated interest rates, including actions taken by the U.S. Federal Reserve to increase interest rates to combat inflation and slow economic growth, could heighten the risk of a future recession, and any recession, regardless of severity or duration, could materially adversely affect our business, financial condition and results of operations.

An imbalance in supply and demand, supply-chain disruptions and a tightening labor market have led to 40-year high inflation. To combat persistent high inflation, the U.S. Federal Reserve tightened monetary policy throughout 2022, which led to the highest interest rates in over a decade and could be a contributing factor on whether the United States goes into a recession in 2023. It is unclear what the ultimate impact will be from the tightening monetary policy implemented by the U.S. Federal Reserve, but it is possible interest rate hikes could result in a slowdown in economic growth or a U.S. recession. Regardless of the severity or duration of a potential recession, our business, financial condition and results of operations could be materially adversely affected. Unemployment claims generally have returned to pre-COVID-19 levels, but the labor participation rate continues to be suppressed. Variability in consumer confidence due in part to high inflation and elevated interest rates, as well as the potential inability of the U.S. Congress to raise the debt ceiling due to ongoing political gridlock and the potential ensuing economic fallout, continue to create a backdrop of uncertainty in the overall macroeconomic environment. These negative macroeconomic conditions could result in lower consumer spending and a U.S. recession, which may adversely impact the sales of our products or the mortgage origination market thereby reducing demand for private mortgage insurance, either of which could adversely impact our business, financial condition and result of operations. We have experienced significant declines in investment valuations as a result of elevated interest rates, and we may experience further declines if credit deteriorates resulting in credit losses and/or if interest rates continue to rise. The mortgage origination market has been negatively impacted by elevated interest rates and housing affordability pressure, which could cause new insurance written by Enact Holdings to decline materially, and could thereby pressure earnings and lead to an adverse effect on its results of operations and financial condition. See “—Interest rates and changes in rates, including changes in monetary policy to combat inflation, could materially adversely affect our business and profitability.”

The continued level of uncertainty associated with the impacts of government responses and displacements related to COVID-19 makes it difficult to accurately forecast the ultimate impact the pandemic will have on our business. For example, Enact Holdings has experienced high levels of borrowers entering a forbearance plan permitted under the CARES Act and by the FHFA. Although borrower forbearance has trended lower each quarter from the height of the pandemic and Enact Holdings experienced favorable cures related to COVID-19 delinquencies during 2022, delinquencies in its most aged categories remain elevated compared to pre-pandemic levels. It is possible elevated aged delinquencies resulting from COVID-19 forbearance do not cure as expected, which would result in higher claims and losses. Moreover, any delays in foreclosures due to foreclosure moratoriums could cause Enact Holdings’ losses to increase as interest and expenses accrue for longer periods and/

or if home values decline during such delays. If Enact Holdings experiences an increase in claim severity resulting in claim amounts that are higher than expected, it would adversely affect Enact Holdings, including its ability to maintain compliance with PMIERs, and consequently our financial position and results of operations. Low labor participation, unemployment/underemployment and/or forbearance resolution that results in elevated delinquencies could have an adverse effect on the private mortgage insurance industry and home prices in general, any of which may result in a material adverse impact to Enact Holdings and our financial condition, results of operations and liquidity. High losses in Enact Holdings could lead to lower credit ratings and impaired capital, which could hinder Enact Holdings from offering its products, preclude it from returning capital to our holding company for prolonged periods of time, and thereby harm our liquidity. In addition, see “—We may be required to increase our reserves as a result of deviations from our estimates and actuarial assumptions or other reasons, which could have a material adverse effect on our business, results of operations and financial condition.” Unexpected changes in persistency rates could emerge as policyholders and contractholders who are/were affected by the pandemic or its ensuing adverse impacts, including high inflation, may not be able to meet their contractual obligations, such as premium payments on insurance policies, deposits on investment products and mortgage payments on loans insured by Enact Holdings. The level of ongoing disruption and economic volatility could cause harm to our businesses if it continues to persist. As a result of the foregoing, any of the risks identified above or other unnamed risks related to COVID-19 and the economic aftermath may have a material adverse impact on us, including a material adverse effect on our financial condition and results of operations.

Changes in policyholder health and/or behavior as a result of COVID-19 could materially adversely affect our financial condition and results of operations.

In our U.S. life insurance business, we experienced lower claim incidence and higher claim terminations in our long-term care insurance business during most of the pandemic, which we expected to be temporary. As the impacts from the pandemic subsided in 2022, claim terminations due to mortality declined and new claims incidence began to trend back to pre-pandemic levels. It is possible that future morbidity and mortality experience could get worse due in part to delayed treatment or diagnoses, as many individuals did not seek timely treatment during the pandemic which could result in adverse healthcare outcomes that result in a claim. In addition, post-COVID-19 health conditions can include a wide range of ongoing problems that can last weeks, months or years, which could result in elevated future claims. COVID-19 changed, and could further change, future policyholder behavior. For example, during the pandemic, a larger share of our claimants sought home care instead of facility-based care, and as the impacts of the pandemic subside, we have seen that trend begin to reverse. It is possible policyholder behavior regarding location of care may trend back to pre-pandemic norms or we might experience policyholder reluctance to receive care in a nursing home and opt for in-home care. The location of care and/or the level of benefit use, among other factors, directly influence the severity of claims. Any change in policyholder behavior that deviates from our original expectations may have a material adverse impact on our future claims, financial position and results of operations. We continue to utilize virtual assessments to assess eligibility for benefits while in-person assessments have been temporarily discontinued since the onset of COVID-19. Although we believe our virtual assessments have properly diagnosed claim eligibility, it is possible our claim frequency and benefit utilization could be unfavorably impacted which may result in a material adverse effect to our financial condition and results of operations.

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

Many factors, and changes in these factors, can affect future experience, including but not limited to: interest rates; investment returns and volatility; economic and social conditions, such as inflation, unemployment, home price appreciation or depreciation, and health care experience (including the type of care and cost of care); policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next); insured mortality (i.e., life expectancy or longevity); insured morbidity (i.e., frequency and severity of claim, including claim termination rates, claim incidence, duration of claim and benefit utilization rates); future premium rate increases and associated benefit reductions; expenses; and doctrines of legal liability and damage awards in litigation. Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments.

We regularly review our reserves and associated assumptions as part of our ongoing assessment of our business performance and risks. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claim payments as a result of changes in experience, assumptions or otherwise, we would be required to increase our reserves and incur charges in the period in which we make the determination. The amounts of such increases may be significant, and this could materially adversely affect our results of operations and financial condition. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our reserves, results of operations and financial condition.

U.S. Life Insurance

The expected future profitability of our long-term care insurance, life insurance and some annuity products is based upon assumptions for, among other things, projected interest rates and investment returns, health care experience, morbidity rates, mortality rates, in-force rate actions, persistency, lapses and expenses. The long-term profitability of these products depends upon the accuracy of our assumptions used to calculate our reserves and how our actual experience compares with our expected experience. If any of our assumptions prove to be inaccurate, our reserves may be inadequate, which in the past has had, and may in the future have, a material adverse effect on our results of operations, financial condition and business. For example, if morbidity rates are higher than our valuation assumptions, we could be required to make greater payments and establish additional reserves under our long-term care insurance policies than we had expected, and such amounts could be significant. Likewise, if mortality rates are lower than our valuation assumptions, we could be required to make greater payments and establish additional reserves under both our long-term care insurance policies and annuity contracts and such amounts could be significant. Conversely, if mortality rates are higher than our pricing and valuation assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with guaranteed minimum death benefits (“GMDBs”) than we had projected.

See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and note 9 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information. Significant increases to our reserves may, among other things, limit our ability to execute our strategic priorities and adversely impact our credit or financial strength ratings. Any of these results could have a material adverse impact on our business, results of operations and financial condition.

The risk that our claims experience may differ significantly from our valuation assumptions is particularly significant for our long-term care insurance products. Long-term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years, or decades. For example, among other factors, changes in economic and interest rate risk, socio-demographics, behavioral trends (e.g., location of care and level of benefit use) and medical advances, may have a material adverse impact on our future claims trends. Given these inherent challenges, our ability to precisely forecast future claim costs for long-term care insurance is limited. For additional information on our long-term care insurance reserves, including the significant historical financial impact of some of these risks, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”

The prices and expected future profitability of our insurance and annuity products are based in part upon expected patterns of premiums, expenses and benefits, using a number of assumptions, including those related to persistency, which is the probability that a policy or contract will remain in-force from one period to the next. The effect of persistency on profitability varies by products. For our deferred annuity products with GMWBs and guaranteed annuitization benefits, actual persistency that is higher than our persistency assumptions could have an adverse impact on profitability because we could be required to make withdrawal or annuitization payments for a longer period of time than the account value would support. For our universal life insurance contracts, increased persistency that is the result of the sale of contracts by the insured to third parties that continue to make premium payments on contracts that would otherwise have lapsed, also known as life settlements, could have an adverse impact on profitability because of the higher claims rate associated with settled contracts. For our long-term care insurance policies, actual persistency in later policy durations that is higher than our expected persistency assumptions could have a negative impact on profitability. If these policies remain in-force longer than we assumed, then we could be required to make greater benefit payments than we anticipated. A significant number of our long-term care insurance policies have experienced higher persistency than we had originally assumed, which has resulted in higher claims and an adverse effect on the profitability of that business. In addition, the impact of inflation on claims could be more pronounced for our long-term care insurance business than our other businesses given the “long tail” nature of this business. To the extent inflation or other factors causes health care costs to increase more than we anticipated, we will be required to increase our reserves which could negatively impact our profitability. Although we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the effects of inflation and may result in our underpricing of the risks we insure.

The risk that our lapse experience may differ significantly from our valuation assumptions is also significant for our term life and term universal life insurance products. These products generally have a level premium period for a specified period of years (e.g., 10 years to 30 years) after which the premium increases, which may be significant. If the frequency of lapses is higher than our expected reserve assumption, we would experience lower premiums and could experience higher benefit costs. In addition, it may be that healthy policyholders are the ones who lapse (as they can more easily replace coverage), creating adverse selection where less healthy policyholders remain in our portfolio. We have experienced both a greater frequency of policyholder lapses and more severe adverse selection after the level premium period, and this experience could continue or worsen. If lapse experience continues or worsens on future 10-, 15- and 20-year level premium period blocks, we would expect volatility in premiums and mortality experience, which would reduce profitability in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions. For additional information on our term life insurance reserves, including select sensitivities, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”

Although some of our products permit us to increase premiums during the life of the policy or contract, we cannot guarantee that these increases would be sufficient to maintain profitability or that such increases would be approved by regulators or approved in a timely manner, where approval is required, and even if implemented the premium increases may result in higher lapses. Moreover, many of our products either do not permit us to increase premiums or limit those increases during the life of the policy or contract. Significant deviations in experience from pricing expectations or cash flow assumptions could have an adverse effect on the profitability of our products. We regularly review our methodologies and assumptions in light of emerging experience and will be required to review our cash flow assumptions used to measure the reserves of our long-term care insurance, life insurance and/or annuities businesses at least annually upon the adoption of LDTI. Any changes to these assumptions that result in increased reserve requirements may have a material negative impact on our results of operations, financial condition and business.

Loss recognition testing

Upon adoption of LDTI, we will only be required to annually perform loss recognition testing for our universal and term universal life insurance products and assess the recoverability of the present value of future profits (“PVFP”) through impairment testing. As part of our annual loss recognition testing, we primarily review assumptions for mortality, persistency and interest rates, among other assumptions. If any of these assumptions are adverse to our expected experience, it could result in a loss recognition event, whereby we would be required to increase our reserves by amounts that could be material which may negatively impact our results of operations and financial condition. In addition, if we determine that PVFP is impaired in connection with recoverability testing, we would be required to write-off through current period earnings the amount deemed non-recoverable from future earnings. If we impaired PVFP, the amount of the write-off could be material which may adversely impact our results of operations in the period we determined PVFP was not recoverable. For additional information on our U.S. life insurance reserves, including select sensitivities, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”

We will continue to monitor our experience and assumptions closely and make changes to our assumptions and methodologies, as appropriate, for our universal and term universal life insurance products. As experience has emerged in the past, we have made resulting changes to our assumptions that have had a material impact on our results of operations and financial position. Our experience will continue to emerge and it is likely that future assumption reviews will result in further updates.

Cash flow testing

We also perform cash flow testing or “asset adequacy analysis” separately for each of our U.S. life insurance companies on a statutory accounting basis. To the extent that the cash flow testing margin is negative in any of our U.S. life insurance companies, we would need to increase statutory reserves in that company, which would decrease our RBC ratios.

As part of our cash flow testing process for our U.S. life insurance subsidiaries, we consider incremental benefits from expected future in-force rate actions in our long-term care insurance products that would help mitigate the impact of deteriorating experience. There is no guarantee that we will be able to obtain regulatory approval for the future in-force rate actions we assumed in connection with our cash flow testing for our life insurance subsidiaries. A need to significantly further increase statutory reserves could have a material adverse effect on our business, statutory results of operations and financial condition.

The NYDFS, which regulates GLICNY, our New York insurance subsidiary, also requires specific adequacy testing scenarios that are generally more severe than those deemed acceptable in other states. Moreover, the required testing scenarios by the NYDFS have a disproportionate impact on our long-term care insurance products. In addition, we historically used nationwide experience for setting assumptions in our long-term care insurance products in cash flow testing for all of our legal entities, including GLICNY. However, we have been monitoring emerging experience with our GLICNY policyholders, as their experience has been adverse as compared to our nationwide experience. With the benefit of additional data and analysis, and based on discussions with the NYDFS, we began using assumptions that reflect GLICNY specific experience in its asset adequacy analysis in 2020. After discussions with the NYDFS and through the exercise of professional actuarial judgment, GLICNY also incorporated in its 2022 and 2021 asset adequacy analysis assumptions for future in-force rate actions for long-term care insurance products to offset the emerging adverse experience for these products. With these assumption updates, GLICNY’s 2022 and 2021 asset adequacy analysis produced a negative margin. To address the negative margin, GLICNY recorded an incremental $98 million and $68 million of additional statutory reserves in 2022 and 2021, respectively. This resulted in RBC of 201% and 200% for GLICNY as of December 31, 2022 and 2021, respectively. For additional information on GLICNY asset adequacy testing, see note 17 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”

Significant adverse assumption changes could result in a decrease to the cash flow testing margin in GLICNY to at/or below zero in future years. In addition, the NYDFS generally does not permit in-force rate increases for long-term care insurance to be used in asset adequacy analysis until such increases have been approved. However, the NYDFS has allowed GLICNY to incorporate recently filed in-force rate actions in its asset adequacy analysis prior to approval in the past and as discussed above, in 2022 and 2021, allowed GLICNY to incorporate assumptions for future in-force rate actions in its asset adequacy analysis. If the NYDFS no longer allows GLICNY to incorporate assumptions for future in-force rate actions in its asset adequacy analysis, this would result in a material decrease in GLICNY’s cash flow testing margin and would require GLICNY to further significantly increase its statutory reserves. This would have a material adverse effect on GLICNY’s financial condition and RBC ratio.

For additional information regarding impacts to statutory capital as a result of reserve increases, see “—An adverse change in our regulatory requirements, including risk-based capital requirements, could have a material adverse impact on our business, results of operations and financial condition.”

Enact—Mortgage Insurance

The establishment of loss reserves for Enact Holdings and its mortgage insurance subsidiaries is subject to inherent uncertainty and requires significant judgment and numerous assumptions. Enact Holdings establishes loss reserves using its best estimate of the rates at which delinquencies go to claim (“claim rates”) and claim severity to calculate estimated losses on loans reported as being in default as of the end of each reporting period. The sources of uncertainty affecting estimates are numerous and include both internal and external factors. Internal factors include, but are not limited to, changes in the mix of exposures, loss mitigation activities and claim settlement practices. Significant external factors include changes in general economic conditions, such as home prices, unemployment/underemployment, interest rates, tax policy, credit availability, government housing policies, government and GSE loss mitigation and mortgage forbearance programs, state foreclosure timelines, GSE and state foreclosure moratoriums and types of mortgage products. For example, during recessionary periods in the past, accompanied by increased unemployment and declining home prices, Enact Holdings has experienced higher delinquencies and increased losses. Because assumptions related to these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, Enact Holdings cannot determine with precision the ultimate amounts it will pay for actual claims or the timing of those payments. Even in a stable economic environment, the actual claim payments made may be substantially different and even materially exceed the amount of the corresponding loss reserves for such claims. Enact Holdings regularly reviews its reserves and associated assumptions as part of its ongoing assessment of business performance and risks. If Enact Holdings concludes its reserves are insufficient to cover actual or expected claim payments as a result of changes in experience, assumptions or otherwise, it would be required to increase its reserves and incur charges in the period in which the determination was made. The amounts of such increases could be significant and this may materially adversely affect our results of operations, financial condition and liquidity.

In addition, sudden and/or unexpected deterioration of economic conditions may cause estimates of loss reserves to be materially understated. Enact Holdings experienced a significant increase in loss reserves in 2021 and 2020 as compared to pre-COVID-19 time periods, driven mostly by higher new delinquencies from borrower forbearance due to COVID-19. While a large portion of these delinquencies have cured at levels above original reserve expectations, reserves recorded related to borrower forbearance rely on a high degree of estimation and assumptions that lack comparable historic data. Therefore, it is possible Enact Holdings could record higher losses related to these loss reserves if they do not cure as expected. Furthermore, consistent with industry practice, Enact Holdings does not record losses on insured loans that are not in default. Therefore, future potential losses may develop from loans not currently in default. To the extent actual losses are greater than current loss reserves or if loans in default ultimately become delinquent and go to claim, it would materially adversely impact our results of operations and financial condition and restrict Enact Holdings’ ability to distribute dividends to Genworth Holdings, thereby negatively impacting our liquidity.

Enact Holdings establishes premium rates for the duration of a mortgage insurance certificate upon issuance and cannot adjust the premiums after a certificate is issued. As a result, Enact Holdings cannot offset the impact of unanticipated claims with premium increases on coverage in-force. Enact Holdings’ premium rates vary with the perceived risk of a claim and prepayment on the insured loan and are developed using models based on long term historical experience, which takes into account a number of factors including, but not limited to, the loan-to-value ratio, whether the mortgage provides for fixed payments or variable payments, the term of the mortgage, the borrower’s credit history, the borrower’s income and assets, and home price appreciation. In the event the premiums Enact Holdings charges do not adequately compensate for the risks and costs associated with the provided coverage, including costs associated with unforeseen higher claims, it may have a material adverse effect on our business, results of operations and financial condition.

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

In our U.S. life insurance businesses, we intend to continue developing our modeling capabilities, particularly given the adoption of LDTI on January 1, 2023. During or after the implementation of model updates or enhancements, we may discover errors or other deficiencies in existing models, assumptions and/or methodologies. Moreover, we may use additional, more granular and detailed information through enhancements in our reserving and other processes or we may employ more simplified approaches in the future, either of which may cause us to refine or otherwise change existing assumptions and/or methodologies and thus associated reserve levels, which in turn could have a material adverse impact on our business, results of operations and financial condition.

Specific to Enact Holdings, models may prove to be less predictive than expected for a variety of reasons, including economic conditions that develop differently than forecasted, unique conditions for which we do not have good historical comparators, unexpected economic and unemployment conditions that arise from pandemics (such as COVID-19) or other natural disasters, changes in PMIERs and the use of short-term financial metrics that do not reveal long-term trends.

Our valuation of fixed maturity and equity securities uses methodologies, estimations and assumptions that are subject to change and differing interpretations which could result in changes to investment valuations that may materially adversely affect our business, results of operations and financial condition.

We report fixed maturity and equity securities at fair value in our consolidated balance sheets. These securities represent the majority of our total cash, cash equivalents and invested assets. Our portfolio of fixed maturity securities consists primarily of investment grade securities. Valuations use inputs and assumptions that are less observable or require greater estimation, as well as valuation methods that are more complex or require greater estimation, thereby resulting in values that are less certain and may vary significantly from the value at which the investments may be ultimately sold. The methodologies, estimates and assumptions we use in valuing our investment securities evolve over time and are subject to different interpretation (including based on developments in relevant accounting literature), all of which can lead to changes in the value of our investment securities. Rapidly changing and unanticipated interest rate, external macroeconomic, credit and equity market conditions could materially impact the valuation of investment securities as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

The extent of the benefits Enact Holdings realizes from its future loss mitigation actions or programs may be limited.

As part of its loss mitigation efforts, Enact Holdings periodically investigates insured loans and evaluates the related servicing to ensure compliance with applicable guidelines and to detect possible fraud or misrepresentation. As a result of these periodic investigations, Enact Holdings has rescinded coverage on loans that do not meet its guidelines in the past, and based on future investigations, may rescind future coverage. In the past, Enact Holdings recognized significant benefits from taking action on these investigations and evaluations under its master policies. However, the PMIERs rescission relief principles, which have been incorporated into Enact Holdings’ mortgage insurance policies since 2014, limit its rescission rights for underwriting defects and misrepresentation, including when a borrower makes a certain number of timely mortgage payments. Therefore, Enact Holdings may be unable to recognize the same level of future benefits from rescission actions as it did in years prior to 2014. In addition, mortgage insurers’ rescission rights and certain other rights have been temporarily impaired due to accommodations made in connection with COVID-19. Even prior to COVID-19, the mortgage finance industry (with government support) adopted various programs to modify delinquent loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. The ultimate impact from a loan modification depends on re-default rates, which can be affected by factors such as changes in home values and unemployment. The estimate of the number of loans qualifying for modification programs is based on management’s judgment as informed by past experience and current market conditions but is inherently uncertain. Enact Holdings cannot predict what the actual volume of loan modifications will be or the ultimate re-default rate, and therefore, cannot be certain whether these efforts will provide material benefits. It is possible Enact Holdings may be unable to recognize meaningful benefits from loss mitigation activities which could result in higher losses and adversely impact our financial position and results of operations.

Liquidity, Financial Strength and Credit Ratings, and Counterparty and Credit Risks

Genworth Financial and Genworth Holdings depend on the ability of their respective subsidiaries to pay dividends and make other payments and distributions to each of them and to meet their obligations.

Genworth Financial and Genworth Holdings each act as a holding company for their respective subsidiaries and do not have business operations of their own. Dividends from their respective subsidiaries, permitted payments to them under tax sharing and expense reimbursement arrangements with their subsidiaries and proceeds from borrowings are their principal sources of cash to meet their obligations. These obligations principally include operating expenses and interest and principal payments on current and future borrowings. If the cash Genworth Financial or Genworth Holdings receives from their respective subsidiaries pursuant to dividends and tax sharing and expense reimbursement arrangements is insufficient to fund any of their obligations, or if a subsidiary is unable or unwilling for any reason to pay dividends to either of them, our liquidity would be materially adversely impacted which would likely have a material adverse effect on our financial condition and overall business. Moreover, if Genworth Financial or Genworth Holdings did not receive sufficient funds from their respective subsidiaries to fund their obligations, they may be forced to raise cash through unfavorable arrangements or terms, including but not limited to, the incurrence of debt (including convertible or exchangeable debt), the sale of assets or the issuance of equity. See “—Our sources of capital have become more limited, and under certain conditions we may need to seek additional capital on unfavorable terms” for additional details. We also anticipate paying federal taxes starting in 2023 or 2024 due to projected taxable income and the utilization of our remaining net operating losses and foreign tax credits; therefore, we expect intercompany cash tax payments retained by Genworth Holdings from its subsidiaries to be lower starting in

2023 or 2024. A material unforeseen decline in cash tax payments retained by Genworth Holdings due to federal tax payment obligations, or otherwise, could have a material adverse effect on Genworth Holdings’ liquidity and its ability to meet obligations as they become due.

Our holding companies’ liquidity and capital positions are highly dependent on the performance of Enact Holdings and its ability to pay future dividends. Although the business performance and financial results of our principal U.S. life insurance subsidiaries have improved significantly, they had negative unassigned surplus of approximately $849 million under statutory accounting as of December 31, 2022, and as a result, we do not expect these subsidiaries to pay dividends for the foreseeable future. Enact Holdings’ evaluation of future dividend payments to Genworth Holdings and our holding companies’ overall resulting liquidity plans are subject to and dependent on, among other things, current and future market conditions, Enact Holdings’ business performance and capital preservation, corporate law restrictions, insurance laws and regulations, Enact Holdings’ ability to maintain adequate capital to meet its current and future requirements mandated by PMIERs or other GSE requirements, and business and regulatory approvals.

For additional details on PMIERs and risks associated with an inability to meet its requirements, see “—If Enact is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact to hold amounts of capital that are higher than planned or otherwise, Enact may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition” and “Regulation—Enact—Mortgage Insurance Regulation—Other U.S. Regulation and Agency Qualification Requirements.”

In general, dividends and distributions are required to be submitted to an insurer’s domiciliary department of insurance for review. In addition, insurance regulators may prohibit the payment of dividends and distributions or other payments by the insurance subsidiaries (such as a payment under a tax sharing agreement or for employee or other services, including expense reimbursements) if they determine that such payment could be adverse to policyholders.

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

Although Genworth Financial and Genworth Holdings made significant improvements to their overall financial condition during 2022, including achieving one of their strategic initiatives of reducing Genworth Holdings’ debt to approximately $1.0 billion, they still need liquidity to pay operating expenses, debt servicing costs and other obligations. As of December 31, 2022, Genworth Holdings had approximately $887 million of outstanding debt that matures between 2034 and 2066. Given our expectation that we will not receive dividends from our U.S. life insurance businesses for the foreseeable future, we are reliant on dividends from Enact Holdings and intercompany tax payments to fund holding company obligations. Absent receiving dividends from Enact Holdings and intercompany tax payments from our subsidiaries as anticipated, we would likely need to access additional liquidity through third party sources. However, we may not be able to raise capital and/or borrowings on favorable terms based on our credit ratings and business prospects. There is no guarantee that any of these factors will improve in the future when we would seek additional capital. Disruptions, volatility and uncertainty in the financial markets and downgrades in our credit ratings may force us to delay raising capital, issue shorter term securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price. Furthermore, the availability of raising additional capital, including through additional minority equity offerings of Enact Holdings or the issuance of debt, could depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for Enact Holdings. Market conditions and a variety of other factors may make it difficult or impracticable to generate additional liquidity on favorable terms or at all. Any failure to meet our financial obligations as they become due would have a material adverse effect on our business, financial condition and results of operations.

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

Over the course of the last several years prior to 2021, the ratings of our holding companies and all of our insurance subsidiaries were downgraded, placed on negative outlook and/or put on review for potential downgrade on various occasions. In 2022, A.M. Best downgraded the financial strength rating of GLAIC, one of our principal life insurance subsidiaries. A ratings downgrade, negative outlook or review could occur again for a variety of reasons, including reasons specifically related to our company, generally related to our industry or the broader financial services industry or as a result of changes by the rating agencies in their methodologies or rating criteria. A negative outlook on our ratings or a downgrade in any of our financial strength or credit ratings, the announcement of a potential downgrade, negative outlook or review, or customer, investor, regulator or other concerns about the possibility of a downgrade, negative outlook or review, could have a material adverse effect on our results of operations, financial condition and business.

See “Item 1—Business—Ratings” for information regarding the current financial strength ratings of our principal insurance subsidiaries.

The direct or indirect effects of such adverse ratings actions or any future actions could include, but are not limited to:

•	ceasing and/or reducing new sales of our products or limiting the business opportunities we are presented with;

•	adversely affecting our relationships with distributors, including the loss of exclusivity under certain agreements with our independent sales intermediaries and distribution partners;

•	causing us to lose key distributors that have ratings requirements that we may no longer satisfy (or resulting in our renegotiation of new, less favorable arrangements with those distributors);

•	requiring us to modify some of our existing products or services to remain competitive, including reducing premiums we charge, or introduce new products or services;

•	materially increasing the number or amount of policy surrenders, withdrawals and loans by contractholders and policyholders;

•	requiring us to post additional collateral for our derivatives or hedging agreements tied to the credit ratings of our holding companies;

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

Under PMIERs, the GSEs require maintenance of at least one rating with a rating agency acceptable to the respective GSEs. The current PMIERs do not include a specific ratings requirement with respect to eligibility, but if this were to change in the future, Enact Holdings may become subject to a ratings requirement in order to retain their eligibility status under PMIERs. Ratings downgrades that result in the inability of Enact Holdings to insure new mortgage loans sold to the GSEs, or the transfer by the GSEs of its existing policies to an alternative mortgage insurer, would have a material adverse effect on our business, results of operations and financial condition. See “—If Enact is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact to hold amounts of capital that are higher than planned or otherwise, Enact may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition” for additional information regarding the requirements under PMIERs. Relationships with mortgage insurance customers may be adversely affected by the ratings assigned to Genworth Holdings, Enact Holdings or our principal insurance subsidiaries which could have a material adverse effect on our business, financial condition and results of operations. EMICO, our principal U.S. mortgage insurance subsidiary, has financial strength ratings that are relatively consistent with its competitors. However, any assigned financial strength rating that is below other private mortgage insurers could hinder our competitiveness in the marketplace and could result in an adverse impact to our business. Moreover, any future downgrade in the financial strength ratings of EMICO or the announcement of a potential downgrade could have a material adverse impact on our business, results of operations and financial condition.

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

We ceded to UFLIC our in-force structured settlements block of business issued prior to 2004, certain variable annuity business issued prior to 2004 and the long-term care insurance business assumed from legal entities now a part of Brighthouse Life Insurance Company. UFLIC has established trust accounts for our benefit to secure its obligations under the reinsurance arrangements. GE is obligated to maintain UFLIC’s RBC above a specified minimum level pursuant to a Capital Maintenance Agreement. If UFLIC becomes insolvent notwithstanding this agreement, and the amounts in the trust accounts are insufficient to pay UFLIC’s obligations to us, it could have a material adverse effect on our financial condition and results of operations. The loss of material risk-hedging or reinsurance arrangements could have a material adverse effect on our financial condition and results of operations. For additional information on UFLIC reinsurance, see note 8 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”

Defaults or other events impacting the value of our fixed maturity securities portfolio may reduce our income.

We are subject to the risk that the issuers or guarantors of investment securities we own may default on principal or interest payments they owe us. As of December 31, 2022, fixed maturity securities of $46.6 billion in our investment portfolio represented 77% of our total cash, cash equivalents and invested assets. Events reducing the value of our investment portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write-downs or expected credit losses are impacted by our assessment of the financial condition of the issuer, whether or not the issuer is expected to pay its principal and interest obligations, our expected recoveries in the event of a default or circumstances that would require us to sell securities which have declined in value.

Risks Relating to Economic and Market Conditions

Interest rates and changes in rates, including changes in monetary policy to combat inflation, could materially adversely affect our business and profitability.

Our products and investment portfolio are impacted by interest rate fluctuations. Interest rate fluctuations could have an adverse effect on our investment portfolio by reducing its market value or increasing reinvestment risk and reducing our ability to achieve adequate investment returns. During periods of increasing interest rates, market values of lower-yielding assets will decline resulting in unrealized losses on our investment portfolio. For example, as of December 31, 2021 (before the rise in interest rates), our fixed maturity securities were in an unrealized investment gain position of $7.9 billion. However, as interest rates rose in 2022, the unrealized investment gains on our fixed maturity securities more than reversed and as of December 31, 2022, our fixed maturity securities were in an unrealized investment loss position of $4.3 billion. The rise in interest rates during 2022 had an adverse impact on our financial position, and if interest rates continue to climb, we may experience a further decline in our equity in future periods. Furthermore, rising interest rates that erode the value of our investment portfolio and reduce our unrealized investment gains, limit capital taxable income. Any material reduction in capital taxable income could impede our ability to utilize certain deferred tax assets or result in the need to establish higher tax valuation allowances, either of which could materially adversely impact our results of operations and financial position.

During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities may decide to prepay their obligations in order to borrow at lower market rates, which exacerbates our reinvestment risk. Low interest rates reduce the returns we earn on the investments that support our obligations under long-term care insurance, life insurance and annuity products, which increases reinvestment risk and reduces our ability to achieve our targeted investment returns. The pricing and expected future profitability of these products are based in part on expected investment returns. Generally, life and long-term care insurance products are expected to initially produce positive cash flows as customers pay periodic premiums, which we invest as they are received. The premiums, along with accumulated investment earnings, are needed to pay claims, which are generally expected to exceed premiums in later years. Low interest rates increase reinvestment risk, reduce our ability to achieve our targeted investment margins, adversely affect the profitability of our life insurance, long-term care insurance and fixed annuity products and may increase hedging costs on our in-force block of variable annuity products. Given the average life of our assets is shorter than the average life of the liabilities on these products, our reinvestment risk is also greater in low interest rate environments as a significant portion of cash flows used to pay benefits to our policyholders and contractholders comes from investment returns. In addition, our interest rate hedges could decline which would require us to post additional collateral with our derivative counterparties. Posting additional collateral could materially adversely affect our financial condition and results of operations by reducing our liquidity and net investment income, to the extent that the additional collateral posting requires us to invest in higher-quality, lower-yielding investments.

The U.S. housing market experienced a dramatic decline in the volume of mortgage originations in 2022 due mostly to rising interest rates. The decline in mortgage originations in 2022 resulted in lower new insurance written at Enact Holdings. While the decrease in new insurance written was generally offset by higher persistency on Enact Holdings’ existing insured loans, the ultimate impact on Enact Holdings’ premiums and future new insurance written is difficult to predict. We could experience a future adverse impact to our results of operations if the volume of new insurance written remains suppressed for a prolonged period of time. While the terms of recent vintages of adjustable-rate mortgages (“ARMs”) have changed to limit the frequency and severity shocks, rising interest rates can also increase the monthly mortgage payments for homeowners with insured loans that have ARMs that could have the effect of increasing default rates on ARM loans. Higher interest rates can lead to an increase in defaults, as borrowers who default will find it harder to qualify for a replacement loan. Rising interest rates can also have a negative impact on home prices, which increases our risk of loss. Home price appreciation slowed meaningfully in 2022, and in some geographic areas, declined as a result of rising interest rates. Any significant decline in home values, either due to rising rates or otherwise, particularly if accompanied by increased unemployment in a recessionary environment occasioned by increasing interest rates, could increase delinquencies and foreclosures at Enact Holdings, which could have a material adverse effect on our business, results of operations and financial condition. See “—A deterioration in economic conditions, a severe recession or a decline in home prices, all of which could be driven by many potential factors, including inflation, may adversely affect Enact Holdings’ loss experience.”

As seen prior to 2022, declining interest rates historically have increased the rate at which borrowers refinance their existing mortgages, resulting in cancellations of the mortgage insurance covering the refinanced loans. Declining interest rates have also contributed to home price appreciation, which may provide borrowers in the United States with the option of cancelling their mortgage insurance coverage earlier than we anticipated when pricing that coverage. In addition, during 2021 and 2020 as a result of the low interest rate environment, Enact Holdings experienced a decline in persistency rates. Lower persistency rates result in reduced insurance in-force and earned premiums, which could have a significant adverse impact on our results of operations. See “—A decrease in the volume of high loan-to-value home mortgage originations or an increase in the volume of mortgage insurance cancellations could result in a decline in our revenue in our mortgage insurance subsidiaries.”

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

Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that declines in interest rates or tightening credit spreads will reduce our interest rate margin (the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we pay to policyholders and contractholders). We may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and some contracts have guaranteed minimum interest crediting rates. As a result of historic low interest rates prior to 2022 and declines in our interest rate margin on these products, our business and profitability have been adversely impacted.

Prior to the significant rise in interest rates in 2022, sustained low interest rates adversely impacted our prior business results, reserves (including margins) and profitability, including premium deficiencies in our single premium immediate annuity products in prior years. For additional information, including the financial impact of prior premium deficiencies, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Future policy benefits.” If interest rates were to return to historic lows, our financial condition, most notably stockholders’ equity, under new accounting guidance that is effective for us on January 1, 2023, and our results of operations and overall business could be materially adversely impacted. See “—Changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators could materially adversely affect our business, financial condition and results of operations.”

See “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for additional information about interest rate risk.

A deterioration in economic conditions, a severe recession or a decline in home prices, all of which could be driven by many potential factors, including inflation, may adversely affect Enact Holdings’ loss experience.

Loss experience in Enact Holdings generally results from adverse economic events, such as a borrower’s reduction of income, unemployment, underemployment, divorce, illness, inability to manage credit, or a change in interest rate levels or home values, that reduce a borrower’s willingness or ability to continue to make mortgage payments. Rising unemployment rates and deterioration in economic conditions, such as responses to current high inflationary pressure, across the United States or in specific regional economies, generally increase the likelihood of borrower defaults and can also adversely affect housing values, which increases our risk of loss. For additional risks associated with adverse macroeconomic conditions, including actions taken by the U.S. Federal Reserve to tamper inflation and slow economic growth, see “—High inflation, supply-chain disruption, labor shortages, displacements related to COVID-19 and elevated interest rates, including actions taken by the U.S. Federal Reserve to increase interest rates to combat inflation and slow economic growth, could heighten the risk of a future recession, and any recession, regardless of severity or duration, could materially adversely affect our business, financial condition and results of operations.”

A decline in home values typically makes it more difficult for borrowers to sell or refinance their homes, increasing the likelihood of a default followed by a claim if borrowers experience a job loss or other life events that reduce their incomes or increase their expenses. In addition, declines in home values may also decrease the willingness of borrowers with sufficient financial resources to make mortgage payments when their mortgage balances exceed the values of their homes. Declines in home values typically increase the severity of claims Enact Holdings may pay. A decline in home prices, whether or not in conjunction with deteriorating economic conditions, may increase the risk of loss. During the five years preceding 2022, home prices steadily rose, and in many geographic locations, home price appreciation outpaced borrower incomes. Home price appreciation coupled with rising interest rates and a low supply of available homes placed pressure on housing affordability in 2022. While home prices declined in the latter half of 2022, we are uncertain as to whether and to what extent rising interest rates will eventually affect home values, but it is possible the housing market could experience a sharp price correction if the U.S. Federal Reserve continues with its rapid rate of interest rate hikes to combat inflation. Declining home values erode the value of the underlying collateral and reduce the likelihood that foreclosed homes can be sold for an amount sufficient to offset the unpaid principal and interest which may adversely impact Enact Holdings’ loss mitigation activities. Furthermore, Enact Holdings’ estimates of claims-paying resources and claim obligations are based on various assumptions, including but not limited to, the timing of receipt of claims on delinquent loans, estimates of future claims that will ultimately be received, the ultimate resolution of borrower forbearance plans, including whether borrowers in forbearance cure or result in a claim payment, anticipated loss mitigation activities, premiums, housing prices and unemployment rates. These assumptions are subject to inherent uncertainty and require judgment. Any of these events may have a material adverse effect on Enact Holdings which could result in a material adverse effect on our business, results of operations and financial condition.

The ultimate amount of the loss suffered depends, in part, on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover the unpaid principal balance, interest and the expenses of the sale. In previous economic slowdowns in the United States, a pronounced weakness in the housing market ensued, as well as declines in home prices. If we experience a future economic slowdown or an economic recession in the United States that impacts the housing market in a similar way as compared to past economic slowdowns, we would expect higher levels of delinquencies in Enact Holdings. Any delays in foreclosure processes could cause Enact Holdings’ losses to increase as expenses accrue for longer periods or if the value of foreclosed homes further declines during such delays. If Enact Holdings experiences a higher number and/or severity of delinquencies than expected, our business, results of operations and financial condition could be adversely affected.

Regulatory and Legal Risks

Changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators could materially adversely affect our business, financial condition and results of operations.

Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting and reporting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. In addition, the required adoption of future accounting and reporting standards, including certain proposals by the SEC related to climate-related disclosures, may result in significant costs to implement. These requirements would also likely require us to make significant changes to systems and add additional resources, either of which may be material to our business and results of operations.

Long-duration targeted improvements

We will adopt new accounting guidance, LDTI, on January 1, 2023, that significantly changes the recognition and measurement of long-duration insurance contracts. While the new guidance will have a significant impact on existing U.S. GAAP financial statements and disclosures, it will not impact statutory accounting principles or risk-based capital of our U.S. life insurance companies or Enact. The new accounting guidance will be applied as of January 1, 2021 (the “Transition Date”) with an adjustment to beginning retained earnings and accumulated other comprehensive income (loss). Upon adopting LDTI, we will unlock assumptions for all cohorts in-force as of the Transition Date. For a significant number of cohorts in our long-term care business, the net premium ratios will increase and in many cases be capped at 100%, requiring an increase to reserves as of the Transition Date. Net premium ratios are capped at 100% when gross premiums plus the existing carrying value of reserves are insufficient to cover actual or expected policy and contract benefits at the cohort level. Higher net premium ratios will result in the need to increase our insurance reserves over time, and could negatively impact our operating results. Higher insurance liabilities will also result in higher interest accretion recognized in current period earnings. Given the amount of our insurance reserves as of the Transition Date, it is likely we will continue to recognize higher interest accretion in future earnings, and the amount may be materially adverse to our results of operations.

Upon adopting LDTI, reserve assumptions for our long-duration products will no longer be locked-in at the time of contract issuance. The requirement to unlock assumptions more frequently and assess insurance reserves for our long-duration products at a more granular level, based on issue-year cohorts rather than line of business, could result in more income statement volatility, and that volatility could negatively impact our results of operations. We will be required to review and update cash flow assumptions at least on an annual basis. This new unlocking process may result in adverse volatility to future earnings, as our cash flow assumptions will likely be sensitive to fluctuations in actual experience, including potentially obtaining lower than expected in-force rate actions. Although we consider future in-force rate actions when setting our assumptions, many of the cohorts with net premium ratios capped at 100% consist of older blocks, and due to the age of the policies would not benefit from future in-force rate actions due to limited remaining premium paying periods. Additionally, due to the requirement to group policies by issue-year cohorts, future in-force rate actions related to policies issued in more profitable years cannot subsidize loss generating policies issued in earlier years. If adverse assumption changes result in an increase to cohort-level net premium ratios, or in the number of cohorts with net premium ratios capped at 100%, our financial condition and results of operations could be materially adversely impacted.

Under LDTI, the valuation of our market risk benefits (“MRBs”) will be subject to capital market risks, primarily through equity market and interest rate volatility. We attempt to mitigate some of these risk through hedging strategies; however, adverse changes in equity market performance or interest rate fluctuations could result in the devaluation of our MRBs which may have a material adverse effect on our financial condition and results of operations.

Upon adoption of LDTI, and as of the Transition Date, our insurance liabilities will be sensitive to movements in interest rates, which will likely result in volatility to our stockholders’ equity. For example, if inflation abates and the U.S. Federal Reserve reverses its monetary tightening by reducing interest rates, our insurance liabilities would increase and our stockholders’ equity would decrease by amounts that could be material, which may have a material adverse effect on our financial condition.

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

State insurance regulators and the NAIC regularly re-examine existing laws and regulations, specifically focusing on modifications to SAP, interpretations of existing laws and the development of new laws and regulations applicable to insurance companies and their products. Any adopted future legislation or NAIC regulations may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased statutory capital and reserve requirements. Further, because laws and regulations can be complex and sometimes inexact, there is also a risk that any particular regulator’s or enforcement authority’s interpretation of a legal, accounting or reserving issue may change over time to our detriment, or expose us to different or additional regulatory risks. The application of these regulations and guidelines by insurers involves interpretations and judgments that may differ from those of state insurance departments. We cannot provide assurance that such differences of opinion will not result in regulatory, tax or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase levels of statutory capital and reserves or incur higher operating costs and/or have implications on certain tax positions.

Litigation and regulatory investigations or other actions are common in the insurance business and may result in financial losses and harm our reputation.

We face the risk of litigation and regulatory investigations or other actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate.

In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, product administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance subsidiaries, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of RESPA or related state anti-inducement laws, mortgage insurance policy rescissions and curtailments, and breaching fiduciary or other duties to customers, including but not limited to breach of customer information. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We may also have disputes with reinsurance partners relating to the parties’ rights and obligations under reinsurance treaties and/or related administration agreements. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. Plaintiffs in class action and other lawsuits against us, as well as regulators, may seek very large or indeterminate amounts, which may remain unknown for substantial periods of time.

We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships, including claims under ERISA, and we are also subject to shareholder putative class action lawsuits alleging securities law violations.

A substantial legal liability or a significant regulatory action (including uncertainty about the outcome of pending legal and regulatory investigations and actions) against us could have a material adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm and incur significant legal expenses, which could have a material adverse effect on our business, financial condition or results of operations. At this time, it is not feasible to predict, nor determine, the ultimate outcomes of any pending investigations and legal proceedings, nor to provide reasonable ranges of possible losses other than those that have been disclosed.

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

An adverse change in our regulatory requirements, including risk-based capital requirements, could have a material adverse impact on our business, results of operations and financial condition.

Our U.S. life insurance subsidiaries are subject to the NAIC’s RBC standards and other minimum statutory capital and surplus requirements imposed under the laws of their respective states of domicile. The failure of our insurance subsidiaries to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance subsidiaries to further examination or corrective action imposed by state insurance regulators, including limitations on their ability to write additional business, or the addition of state regulatory supervision, rehabilitation, seizure or liquidation. As of December 31, 2022, the RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state. However, we continue to face challenges in our principal life insurance subsidiaries, particularly those subsidiaries that rely heavily on in-force rate actions as a source of earnings and capital. We may see variability in statutory results and a decline in the RBC ratios of these subsidiaries given the time lag between the approval of in-force rate actions versus when the benefits from the in-force rate actions (including increased premiums and associated benefit reductions) are fully realized in our financial results. Additionally, the RBC ratio of our U.S. life insurance subsidiaries would be negatively impacted by future increases in our statutory reserves, including results of Actuarial Guideline 38, cash flow testing and assumption reviews, particularly in our long-term care and life insurance products. Future declines in the RBC ratio of our life insurance subsidiaries could result in heightened supervision and regulatory action.

Enact Holdings and its U.S. mortgage insurance subsidiaries are not subject to the NAIC’s RBC requirements but are required by certain states and other regulators to maintain a certain risk-to-capital ratio. In addition, PMIERs includes financial requirements for mortgage insurers to do business with the GSEs under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk-in-force and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). The failure of Enact Holdings and its U.S. mortgage insurance subsidiaries to meet their regulatory requirements, and additionally the PMIERs financial requirements on its principal operating subsidiary, could limit their ability to write new business. For further discussion of the importance of financial requirements to Enact Holdings, see “—If Enact is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact to hold amounts of capital that are higher than planned or otherwise, Enact may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition” and “—Enact Holdings’ U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements, which if not met or waived, would result in restrictions or prohibitions on them doing business and could have a material adverse impact on our business, financial condition and results of operations.”

An adverse change in our insurance subsidiaries’ RBC, risk-to-capital ratio or our ability to meet other minimum regulatory requirements could cause rating agencies to downgrade the financial strength ratings of our insurance subsidiaries and the credit ratings of Genworth Holdings, which could have an adverse impact on our ability to execute our strategic plan, including stabilizing the legacy long-term care insurance in-force block and advancing Genworth’s senior care growth initiatives, and would further restrict our ability to retain and write new business. Furthermore, it may cause regulators to take regulatory or supervisory actions with respect to our U.S. life insurance subsidiaries, thereby limiting the financial flexibility of our holding company, all of which could have a material adverse effect on our results of operations, financial condition and business.

The inability to obtain in-force rate action increases (including increased premiums and associated benefit reductions) in our long-term care insurance business could have a material adverse impact on our business, including our results of operations and financial condition.

The continued viability of our long-term care insurance business, as well as that of GLIC and GLICNY, is based on our ability to obtain significant premium rate increases and associated benefit reductions on our in-force long-term care insurance products. The adequacy of our current long-term care insurance reserves also depends significantly on our assumptions regarding our ability to successfully execute our in-force rate action plan through premium rate increases and associated benefit reductions. We include assumptions for future in-force rate actions, which includes assumptions for significant premium rate increases and associated benefit reductions that have been approved or are anticipated to be approved (including premium rate increases and associated benefit reductions not yet filed), in our measurement of our long-term care insurance reserves under U.S. GAAP and asset adequacy testing of our statutory long-term care insurance reserves.

Although the terms of our long-term care insurance policies permit us to increase premiums under certain circumstances during the premium-paying period, these increases generally require regulatory approval, which can often take a long time to obtain and may not be obtained in all relevant jurisdictions or for the full amounts requested. In addition, some states have adopted, or are considering adopting long-term care insurance rate increase laws that would further limit increases in long-term care insurance premium rates beyond the statutes and regulations previously adopted in certain states, which would adversely impact our ability to achieve anticipated rate increases. Furthermore, some states have refused to approve actuarially justified rate actions or have required that approved rate actions be phased in over an extended period of time.

Regulators may be unwilling to approve premium rates we seek to charge. We cannot predict how regulators may react to any in-force rate increases, nor can we predict if regulators will approve requested in-force rate increases.

We will not be able to realize our future premium rate increases and associated benefit reductions in the future if we cannot obtain the required regulatory approvals. In this event, we would have to increase our long-term care insurance reserves by amounts that would likely be material and would result in a material adverse impact. Moreover, we may not be able to sufficiently mitigate the impact of unexpected adverse experience through premium rate increases and associated benefit reductions. Given the claims history in our long-term care insurance business and its related pressure to reserve levels and earnings, and the expectation that claims will continue to rise due to the aging of the block and from higher incidence and severity, among other factors, our results of operations, capital levels, RBC and financial condition would be materially adversely affected absent future premium rate increases and associated benefit reductions.

Policyholders may be unwilling or unable to pay the increased premium rates we seek to charge. We cannot predict how our policyholders may react to any in-force rate increases. In certain circumstances, our policyholders have brought legal action against us due to alleged misleading and inadequate disclosures regarding premium rate increases, see “—Litigation and regulatory investigations or other actions are common in the insurance business and may result in financial losses and harm our reputation” and note 20 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

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

With the GSEs in a prolonged conservatorship, there has been ongoing debate over the future role and purpose of the GSEs in the U.S. housing market. Congress may legislate, or the administration may implement through administrative reform, structural and other changes to the GSEs and the functioning of the secondary mortgage market. Since 2011, there have been numerous legislative proposals intended to incrementally scale back the GSEs (such as a statutory mandate for the GSEs to transfer mortgage credit risk to the private sector) or to completely reform the U.S. housing finance system. Congress, however, has not enacted any legislation to date. There has been increased focus on and discussion of administrative reform independent of legislative action. The proposals vary with regard to the government’s role in the housing market, and more specifically, with regard to the existence of an explicit or implicit government guarantee. In the absence of legislation, the FHFA continues to move forward on administrative reform efforts to prepare the GSEs for the end of conservatorship, once fully and adequately capitalized. If any GSE reform is adopted, whether through legislation or administrative action, it could impact the current role of private mortgage insurance as a credit enhancement, including its reduction or elimination, which would have an adverse effect on our revenue, business, financial condition and results of operations. As a result of these matters, it is uncertain what role private capital, including mortgage insurance, will play in the U.S. residential housing finance system in the future or the impact any such changes could have on our business. Any changes to the charters or statutory authorities of the GSEs would likely require Congressional action to implement. Passage and timing of any comprehensive GSE reform or incremental change (legislative or administrative) is uncertain, making the actual impact on Enact Holdings and the private mortgage insurance industry difficult to predict. Any such changes that come to pass could have a significant impact on our business, results of operations and financial condition.

The FHFA and GSEs are focused on increasing the accessibility and affordability of homeownership, in particular for low- and moderate-income borrowers and underserved minority communities. Among other things, the FHFA directed the GSEs to submit equitable housing plans to identify and address barriers to sustainable housing opportunities, including the GSEs’ goals and action plans to advance equity in housing finance for the next three years; lifted the 50 basis point adverse market fee applicable to most refinance loans; directed the GSEs to expand their streamlined refinance programs; and directed the GSEs to make desktop appraisals permanent by incorporating the practice into their selling guides, which originally was a temporary practice implemented in light of COVID-19. The FHFA announced the release of Fannie Mae’s and Freddie Mac’s respective Equitable Housing Finance Plans in 2022. The proposals included many initiatives, including language discussing potential changes that could impact the mortgage insurance industry. These initiatives remain preliminary and Enact Holdings will continue to work with the FHFA, the GSEs and the broader housing finance industry as these proposals develop and to the extent they are implemented. We cannot predict whether or when any new practices or programs will be implemented under the GSEs’ Equitable Housing Finance Plans or other affordability initiatives, and if so in what form, nor can we predict what effect, if any, such practices or programs may have on our business, results of operations or financial condition.

The FHFA has set goals for the GSEs to transfer significant portions of the GSEs’ mortgage credit risk to the private sector. This mandate builds upon the goal established by the GSEs to increase the role of private capital through experimenting with different forms of transactions and structures. Enact Holdings has participated in credit risk transfer programs developed by Fannie Mae and Freddie Mac on a limited basis. The GSEs have in the past piloted and may in the future attempt to launch alternative products or transactions. To the extent these credit risk products evolve in a manner that displaces primary mortgage insurance coverage, the amount of insurance Enact Holdings writes may be reduced. It is difficult to predict the impact of alternative credit risk transfer products that are developed to meet the goals established by the FHFA. In addition, in December 2020, the FHFA published a final rule of its Enterprise Capital Framework, which became effective on February 16, 2021. The Enterprise Capital Framework may impact the credit risk transfer programs developed by Fannie Mae and Freddie Mac and/or the role of private mortgage insurance as credit enhancement by potentially accelerating the recent diversification of the GSEs’ risk transfer programs to encompass a broader array of instruments, beyond private mortgage insurance.

On January 14, 2021, the FHFA and the Treasury Department agreed to amend the PSPAs between the Treasury Department and each of the GSEs to increase the amount of capital each GSE may retain. Among other things, the amendments to the PSPAs limit the number of certain mortgages the GSEs may acquire with two or more prescribed risk factors, including certain mortgages with combined loan-to-value ratios above 90%. However, on September 14, 2021, the FHFA and Treasury Department suspended certain provisions of the amendments to the PSPAs, including the limit on the number of mortgages with two or more risk factors that the GSEs may acquire. Such suspensions end six months after the Treasury Department notifies the GSEs of termination. The limit on the number of mortgages with two or more risk factors was based on the market size at the time. While Enact Holdings does not expect any material impact to the private mortgage market, changes in the provisions or enforcement of this rule could impact our results of operations.

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

If Enact is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact to hold amounts of capital that are higher than planned or otherwise, Enact may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.

In furtherance of Fannie Mae and Freddie Mac’s respective charter requirements, each GSE adopted PMIERs effective December 31, 2015. PMIERs has since been amended on several occasions, including as a result of COVID-19. The PMIERs include financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk-in-force and are calculated from tables of factors with several risk dimensions and are subject to a floor amount) and otherwise generally establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the respective GSE for acquisition of high loan-to-value mortgages. The GSEs may amend or waive PMIERs at their discretion, impose additional conditions or restrictions, and have broad discretion to interpret PMIERs, which could impact the calculation of Available Assets and/or Minimum Required Assets or require an increase in assets held to remain compliant.

The amount of capital that may be required in the future to maintain the Minimum Required Assets, as defined in PMIERs, is dependent upon, among other things: (i) the way PMIERs are applied and interpreted by the GSEs and the FHFA; (ii) the future performance of the U.S. housing market; (iii) Enact Holdings’ generation of earnings, available assets and risk-based required assets, reducing risk in-force and reducing delinquencies as anticipated, and writing anticipated amounts and types of new mortgage insurance business; and (iv) Enact Holdings’ overall financial performance, capital and liquidity levels. Depending on actual experience, the amount of capital required under PMIERs for Enact Holdings’ subsidiaries may be higher than currently anticipated. In the absence of a premium increase on new business, if Enact Holdings’ subsidiaries hold more capital relative to their insured loans, their returns will be lower. Enact Holdings may be unable to increase premium rates on new business for various reasons, principally due to competition. Enact Holdings’ inability to increase its capital as required in the anticipated timeframes and on anticipated terms, and realize the anticipated benefits, could have a material adverse impact on our business, results of operations and financial condition. More specifically, Enact Holdings’ subsidiaries’ ability to continue to meet the PMIERs financial requirements and maintain a prudent amount of capital in excess of those requirements, given the dynamic nature of asset valuations and requirement changes over time, is dependent upon, among other things: (i) Enact Holdings’ ability to complete credit risk transfer transactions on its anticipated terms and timetable, which as applicable, are subject to market conditions, third-party approvals and other actions (including approval by regulators and the GSEs), and other factors that are outside its control; and (ii) Enact Holdings’ ability to contribute its holding company cash or other sources of capital to satisfy the portion of the financial requirements that are not satisfied through credit risk transfer transactions. In addition, another potential capital source includes, but is not limited to, the issuance of securities by Genworth Financial, Genworth Holdings or Enact Holdings, which could materially adversely impact our business, shareholders and debtholders.

In September 2020, the GSEs imposed certain conditions and restrictions on Enact Holdings with respect to its capital. See “Regulation—Enact—Mortgage Insurance Regulation—Other U.S. Regulation and Agency Qualification Requirements” for additional details. These additional conditions and restrictions imposed by the GSEs could limit the operating flexibility of Enact Holdings, particularly in the areas in which new business is written and may adversely impact its competitive position, its ability to meet and maintain compliance with the PMIERs requirements and Genworth’s overall business. Moreover, it further restricts the ability of Enact

Holdings to pay dividends and requires the retention of higher capital levels limiting the availability of capital to be utilized elsewhere in the business. Although we believe Genworth met the financial metrics included as part of the GSE conditions in the fourth quarter of 2022 and would expect the GSE conditions to be fully satisfied and the GSE restrictions to be lifted in the first quarter of 2023, the achievement of these financial metrics is subject to GSE confirmation.

Enact Holdings’ assessment of PMIERs compliance is based on a number of factors, including its understanding of the GSEs’ interpretation of the PMIERs financial requirements. Although we believe Enact Holdings has sufficient capital as required under PMIERs and it remains an approved insurer, there can be no assurance these conditions will continue. In addition, there can be no assurance Enact Holdings will continue to meet the conditions contained in the GSE letters granting PMIERs credit for reinsurance and other credit risk transfer transactions including, but not limited to, its ability to remain below a statutory risk-to-capital ratio of 18:1. The GSEs also reserve the right to re-evaluate the credit for reinsurance and other credit risk transfer transactions available under PMIERs. If Enact is unable to continue to meet the requirements mandated by PMIERs, the GSE restrictions discussed above or any additional restrictions imposed by the GSEs, whether because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact to hold amounts of capital that are higher than planned or otherwise, Enact may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.

Additionally, compliance with PMIERs requires Enact Holdings to seek the GSEs’ prior approval before taking many actions, including implementing certain new products or services or entering into inter-company agreements among others. PMIERs’ prior approval requirements could prohibit, materially modify or delay our intended course of action. Further, the GSEs may modify or change their interpretation of terms they require Enact Holdings to include in its mortgage insurance coverage for loans purchased by the GSEs, requiring Enact Holdings to modify its terms of coverage or operational procedures to remain an approved insurer, and such changes could have a material adverse impact on our financial position and operating results. It is possible the GSEs could, at their own discretion, require additional limitations and/or conditions on Enact Holdings’ activities and practices that are not currently in PMIERs in order for Enact Holdings to remain an approved insurer. Additional requirements or conditions imposed by the GSEs could limit Enact Holdings’ operating flexibility and the areas in which it may write new business. Any of these events would have a material adverse effect on our business, results of operations and financial condition.

Enact Holdings’ U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements, which if not met or waived, would result in restrictions or prohibitions on them doing business and could have a material adverse impact on our business, financial condition and results of operations.

Certain states have insurance laws or regulations which require a mortgage insurer to maintain a minimum amount of statutory capital relative to its level of risk in-force. While formulations of minimum capital vary in certain states, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25:1. If one of Enact Holdings’ U.S. mortgage insurance subsidiaries that is writing business in a particular state fails to maintain that state’s required minimum capital level, it would generally be required to immediately stop writing new business in the state until the insurer re-establishes the required level of capital or receives a waiver of the requirement from the state’s insurance regulator, or until it establishes an alternative source of underwriting capacity acceptable to the regulator. As of December 31, 2022 and 2021, Enact Holdings’ combined insurance subsidiaries’ risk-to-capital ratio was approximately 12.8:1 and 12.2:1, respectively. If Enact Holdings’ insurance subsidiaries exceed required risk-to-capital levels in the future, Enact Holdings and Genworth Financial would seek required regulatory and GSE forbearance and approvals or seek approval for the utilization of alternative insurance vehicles. However, there can be no assurance if, and on what terms, such forbearance and approvals may be obtained.

The NAIC established the MGIWG to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. The MGIWG continues to work on revisions to the NAIC’s MGI Model, including revisions to Statement of Statutory Accounting Principles No. 58—Mortgage Guaranty Insurance, and to develop a mortgage guaranty supplemental filing. In October 2022, the MGIWG released a revised exposure draft of the MGI Model. The proposed amendments of the MGI Model are expected to be finalized by the MGIWG in the spring of 2023. The MGIWG has also worked toward developing a mortgage guaranty insurance capital model. At this time, we cannot predict the outcome of this work, whether any state will adopt the amended MGI Model or any of its specific provisions, the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations and financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, results of operations and financial condition.

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

In December 2020, the FHFA published a final rule of its Enterprise Capital Framework, which imposes a new capital framework on the GSEs, including risk-based and leverage capital requirements and capital buffers in excess of regulatory minimums that can be drawn down in periods of financial distress. The Enterprise Capital Framework became effective on February 16, 2021. However, the GSEs will not be subject to any requirement under the Enterprise Capital Framework until (i) the date of termination of the conservatorship of a GSE and (ii) any later compliance date provided in a consent order or other transition order applicable to such GSE. The Enterprise Capital Framework significantly increases capital requirements and reduces capital credit on credit risk transfer transactions as compared to the previous framework. This rule could accelerate the recent diversification of the GSEs’ risk transfer programs to encompass a broader array of instruments beyond private mortgage insurance, which could adversely impact Enact Holdings and our business. Likewise, legislation or regulation that changes the role of the GSEs, ends the GSEs’ conservatorship or increases the number of people eligible for FHA or VA mortgages could have a material adverse effect on Enact Holdings and limit its ability to compete with the FHA or VA thereby adversely impacting our business.

Enact Holdings and its U.S. mortgage insurance subsidiaries, as credit enhancement providers in the residential mortgage lending industry, are also subject to compliance with various federal and state consumer protection and insurance laws, including RESPA, the ECOA, the Fair Housing Act, the Dodd-Frank Act (including the adoption of the QM Rule), HOPA, the FCRA and the Fair Debt Collection Practices Act, among others. These laws prohibit payments for referrals of settlement service business, providing services to lenders for no or reduced fees or payments for services not actually performed, require cancellation of insurance and refund of unearned premiums under certain circumstances, and govern the circumstances under which companies may obtain and use consumer credit information. Changes in these laws or regulations, changes in the appropriate regulator’s interpretation of these laws or regulations or heightened enforcement activity could materially adversely affect the operations and profitability of Enact Holdings.

Basel Framework

In December 2017, the Basel Committee on Banking Supervision (“Basel Committee”) published the finalization of the post-crisis reforms to the Basel framework that were generally targeted for implementation by each participating country by January 1, 2023. Under these revisions to the international framework, banks using the standardized approach to determine their credit risk may consider mortgage insurance in calculating the exposure amount for real estate but will determine the risk-weight for residential mortgages based on the loan-to-value ratio at loan origination, without consideration of mortgage insurance. Under the standardized approach, after the appropriate risk-weight is determined, the existence of mortgage insurance could be considered, but only if the company issuing the insurance has a lower risk-weight than the underlying exposure. Mortgage insurance issued by private companies would not meet this test. Therefore, under the Basel framework, mortgage insurance could not mitigate credit and lower the capital charge under the standardized approach. It is possible that the Federal Banking Agencies could determine that their current capital rules are as stringent as the Basel framework, in which case no change would be mandated. However, if the Federal Banking Agencies decide to implement the Basel framework as specifically drafted by the Basel Committee, mortgage insurance would not lower the loan-to-value ratio of residential loans for capital purposes and therefore may decrease the demand for mortgage insurance. Because these reforms are not yet implemented by national supervisors or the Federal Banking Agencies, we cannot predict the mortgage insurance benefits or disadvantages, if any, that ultimately will be provided to lenders. If the Federal Banking Agencies implement the Basel framework in a manner that does not reward lenders for using mortgage insurance on high loan-to-value mortgage loans, or if lenders conclude that mortgage insurance does not provide sufficient capital incentives, Enact Holdings and our business and results of operations would be materially adversely affected.

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

On March 7, 2016, we suspended sales of our traditional life insurance products. While we are no longer writing new life insurance business, we cannot provide assurance that we will be able to continue to implement actions to mitigate the impacts of Regulations XXX or AXXX on our in-force term and universal life insurance products which are not currently part of reserve funding structures, or which may be part of existing reserve arrangements and need refinancing.

Additionally, there may be future regulatory, tax or other impacts to existing reserve funding structures and/or future refinancing, which could require us to increase statutory reserves or incur higher operating and/or tax costs. For example, effective January 1, 2017, the NAIC adopted an amended version of AG 48, which was subsequently codified in the Term and Universal Life Insurance Reserve Financing Model Regulation. This regulation becomes effective when formally adopted by the states; however, it is not clear what additional changes or state variations may emerge as the states continue to adopt this regulation. As a result, there is the potential for additional requirements making it more difficult and/or expensive for us to mitigate the impact of Regulations XXX and AXXX. As of November 11, 2022, 25 states (including Virginia, which is the domestic state regulator for GLAIC, one of our principal life insurance subsidiaries) had adopted the model regulation, eight states were considering adoption, and five other states rely on AG 48 and Updated AG 48. This model regulation became an NAIC accreditation standard effective September 1, 2022, and enforcement began January 1, 2023.

Operational Risks

If we are unable to retain, attract and motivate qualified employees or senior management, our results of operations, financial condition and business operations may be adversely impacted.

Our success is largely dependent on our ability to retain, attract and motivate qualified employees and senior management. We face intense competition in our industry for key employees with demonstrated ability, including actuarial, finance, legal, investment, risk, compliance and other professionals. Our ability to retain, attract and motivate experienced and qualified employees and senior management has been more challenging in light of our previous financial difficulties, announcements concerning expense reductions and from the demands being placed on our employees, as well as recruitment challenges due to the current labor shortage and low labor participation rate. In addition, our ability to attract, recruit, retain and motivate current and prospective employees may be adversely impacted due to uncertainty and/or the company changing its strategic direction. Furthermore, as the future of work evolves and work arrangements, such as a remote work environment, become more flexible and commonplace, our ability to compete for qualified employees could be further challenged. A remote work environment could expand competition among employers, which likely would exacerbate the battle for talent in an already tight labor market. We cannot be sure we will be able to attract, retain and motivate the desired workforce, and our failure to do so could have a material adverse effect on our results of operations, financial condition and business operations. In addition, we may not be able to meet regulatory requirements relating to required expertise in various professional positions.

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

Our businesses depend on our relationships with our customers, and in particular, our relationships with our largest lending customers in Enact Holdings. Customers place private mortgage insurance provided by Enact Holdings directly on loans that they originate, and they purchase loans that already have mortgage insurance coverage provided by Enact Holdings. Customer relationships may influence the amount of business written with Enact Holdings and the customers’ willingness to continue to approve Enact Holdings as a mortgage insurance provider for loans that they purchase. Enact Holdings’ largest customer accounted for 18% of its total new insurance written in 2022 and its top five customers generated 30% of its new insurance written in 2022. An inability to maintain a relationship with one or more of these customers could have an adverse effect on the amount of new business Enact Holdings is able to write and consequently, our financial condition and results of operations. Enact Holdings’ ability to maintain business relationships and business volumes with its largest lending customers remains critical to the success of our business.

We cannot be certain that any loss of business from significant customers, or any single lender, would be replaced by other customers, existing or new. As a result of current market conditions and increased regulatory requirements, Enact Holdings’ lending customers may decide to write business only with a limited number of mortgage insurers or only with certain mortgage insurers, based on their views of an insurer’s pricing, service levels, underwriting guidelines, loss mitigation practices, financial strength, ratings or other factors.

Enact Holdings distributes its products through a wide variety of distribution methods, including through relationships with key distribution partners (including lender customers). These distribution partners are an integral part to Enact Holdings’ business model. We are at risk that key distribution partners may merge, change their distribution model affecting how Enact Holdings’ products are sold, or terminate their distribution contracts or relationships with them. In addition, timing of key distributor adoption of Enact Holdings’ new product offerings may impact sales of its products. Some distributors have, and in the future others may, elect to terminate or reduce their distribution relationships with Enact Holdings or our U.S. life insurance subsidiaries for a variety of reasons, such as the result of Genworth’s past financial challenges (including adverse ratings actions). Likewise, in the future, other distributors may terminate or reduce their relationships with Enact Holdings or our U.S. life insurance subsidiaries as a result of, among other things, Genworth’s past financial challenges re-emerging, including future adverse developments in our business, adverse rating agency actions and concerns about market-related risks, or due to commission levels or the breadth of product offerings.

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

Our businesses could be adversely impacted from deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting, including controls necessary to implement LDTI, may not prevent all errors, misstatements or misrepresentations. While management continually reviews the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Any material weaknesses in internal control over financial reporting, such as those we have reported in the past, or any other failure to maintain effective disclosure controls and procedures could result in material errors or restatements in our historical financial statements or untimely filings, which could cause investors to lose confidence in our reported financial information, that would result in a material adverse impact on our business and financial condition.

Our computer systems may fail or be compromised, and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, which could damage our reputation, impair our ability to conduct business effectively, result in enforcement action or litigation, and materially adversely affect our business, financial condition and results of operations.

Our business is highly dependent upon the effective operation of our computer systems. We also have arrangements in place with our partners and other third-party service providers through which we share and receive information. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We have implemented and maintain what we believe to be reasonable security controls and back-up measures, but despite this our computer systems and those of our partners and third-party service providers have been, and may be in the future, vulnerable to physical or electronic intrusions, computer malware, malicious code or other attacks, system failures, programming errors, employee and third-party errors or wrongdoing, and similar disruption or adverse outcomes. The failure of these systems for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, financial condition or results of operations.

Technology continues to expand and plays an ever-increasing role in our business. While it is our goal to safeguard information assets from physical theft and cybersecurity threats, there can be no assurance that our information security measures will detect, and protect information assets from, these ever-increasing risks. Information assets include both information itself in the form of computer data, written materials, knowledge and supporting processes, and the information technology systems, networks, other electronic devices and storage media used to store, process, retrieve and transmit that information. As more information is used and shared by our employees, customers and suppliers, both within and outside our company, cybersecurity threats become expansive in nature. The confidentiality, integrity and availability of information are essential to maintaining our reputation, legal position and ability to conduct our operations. Although we have implemented controls and continue to train our employees, a cybersecurity event could still occur which would cause damage to our reputation with our customers, distributors and other stakeholders, could have a material adverse effect on our business, financial condition or results of operations, or expose us to litigation or other enforcement actions.

We retain confidential information in our computer systems, and we rely on commercial technologies to maintain the security of those systems, including computers or mobile devices. Anyone who is able to circumvent our security measures and penetrate our computer systems or misuse authorized access could access, view, misappropriate, alter, delete or disclose any information in the systems, including personal information, personal health information and proprietary business information. Our employees, distribution partners and other vendors use portable computers or mobile devices which may contain similar information to that in our computer systems, and these devices have been and can be lost, stolen or damaged, and therefore subject to the same risks as our other computer systems. In addition, an increasing number of states and foreign countries require that affected parties be notified or other actions be taken (which could involve significant costs to us) if a security breach results in the unlawful disclosure of personal information. We have experienced occasional, actual or attempted breaches of our cybersecurity, although to date, none of these breaches has had a material effect on our business, operations or reputation. Any compromise of the security of our computer systems or those of our partners and third-party service providers that results in the unauthorized disclosure of customer personal information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses.

The area of cybersecurity and data privacy have come under increased scrutiny in recent years, with various countries, government agencies and insurance regulators introducing and/or passing legislation in an attempt to safeguard personal information from escalating cybersecurity threats. For additional details, see “Regulation—Other Laws and Regulations—Cybersecurity” and “Regulation—Other Laws and Regulations—Privacy of Consumer Information.” We have implemented internal policies, practices and controls designed to comply with applicable data privacy and security laws. Failure to comply with these laws, regulations and rules may result in enforcement action, litigation, monetary fines, or other penalties, which could have a material adverse effect on our business, financial condition, and reputation.

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

We rely upon third-party vendors who may be unable or unwilling to meet their obligations to us.

We rely on third-party vendors to efficiently execute in-house processes as well as to provide unique or cost-efficient products or services. We rely on the controls and risk management processes of these third parties. While we have certain contractual protections and perform third-party vendor due diligence procedures, there is no assurance that third-party vendors will provide accurate and complete information to us, meet their obligations on a timely basis and adhere to the provisions of our agreements. Additionally, if a third-party vendor is unable to source and maintain a capable work force or supply us with contractors during times of peak volume, then we may be unable to satisfy our customer requirements. In addition, some third-party vendors may provide unique services and the loss of those services may be difficult to replace. Any of the above scenarios could lead to reputational damage and/or an adverse financial impact.

Insurance and Product-Related Risks

Enact Holdings may be unable to maintain or increase capital in its mortgage insurance subsidiaries in a timely manner, on anticipated terms or at all, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required.

Enact Holdings intends to continue to support its increased capital needs to promote its growth, maximize its value and to meet its regulatory capital requirements, including as a result of PMIERs. Our ability to support the capital needs of Enact Holdings is limited. See “—We may be unable to successfully execute our strategic plans to strengthen our financial position and create long-term shareholder value.” Accordingly, we are largely reliant on Enact Holdings to support its own capital needs. Furthermore, our current plans do not include any additional minority sales resulting in Genworth owning less than 80% of Enact Holdings, and accordingly, Enact Holdings’ ability to raise additional capital by issuing its stock to third parties is limited. As of December 31, 2022 and 2021, Enact Holdings met the PMIERs financial and operational requirements. In order to continue to provide a prudent level of financial flexibility in connection with the PMIERs capital requirements given the dynamic nature of asset valuations, requirement changes over time and certain conditions and restrictions imposed by the GSEs, Enact Holdings may be required to execute future financing transactions, including additional credit risk transfer transactions and contributions of its holding company cash. See “—If Enact is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact to hold amounts of capital that are higher than planned or otherwise, Enact may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”

The implementation of any further credit risk transfer transactions depends on a number of factors, including but not limited to, market conditions, third-party approvals or other actions (including approval by regulators and the GSEs), and other factors which are outside Enact Holdings’ control, and therefore we cannot be sure Enact Holdings will be able to successfully implement these actions on the anticipated timetable and terms, or at all. Even if Enact Holdings is able to successfully implement these actions, there is no assurance it will be able to achieve the anticipated benefits from the actions.

Reinsurance may not be available, affordable or adequate to protect us against losses.

As part of our overall risk and capital management strategy, we purchase reinsurance from external reinsurers, use credit risk transfer transactions and provide internal reinsurance support for certain risks underwritten by our various business segments. These reinsurance arrangements and credit risk transfer transactions are intended to enable our businesses to transfer risks in exchange for some of the associated economic benefits and, as a result, improve our statutory capital position, manage risk to within our tolerance level and improve the PMIERs position of Enact Holdings. The availability and cost of reinsurance protection are impacted by our operating and financial performance, including ratings, as well as conditions beyond our control, including changes in regulation. For example, our U.S. life insurance subsidiaries’ low financial strength ratings may reduce the availability of certain types of reinsurance and make it more costly when it is available, as reinsurers are less willing to take on credit risk in a volatile market. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain new reinsurance or renew existing reinsurance arrangements on acceptable terms, or at all, which could increase our risk and adversely affect our ability to obtain statutory capital credit for new reinsurance or could require us to make capital contributions to maintain regulatory capital requirements. Our U.S. mortgage insurance subsidiaries have incurred higher expenses associated with credit risk transfer transactions during 2021 and 2022 for a variety of reasons and in the future may be unable to obtain new transactions on acceptable terms or at all. Absent the availability and affordability to enter into new credit risk transfer transactions, the ability of Enact Holdings to obtain PMIERs or statutory credit for new transactions would be adversely impacted. See “—If Enact is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact to hold amounts of capital that are higher than planned or otherwise, Enact may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”

We also manage risk and capital allocated to our long-term care insurance business through utilization of external reinsurance in the form of coinsurance. Our U.S. life insurance subsidiaries have executed external reinsurance agreements to reinsure sales of some of their older blocks of long-term care insurance products (10% of new business issued from 2003 to 2008; 20% to 30% of new business issued from 2009 to 2011; and 40% of new business issued from 2011 to early 2013). We also have external reinsurance on some older blocks of business which includes a treaty on a yearly renewable term basis on business that was written between 1998 and 2003. This yearly renewable term reinsurance provides coverage for claims on those policies for 15 years after the policy was written. After 15 years, reinsurance coverage ends for policies not on claim, while reinsurance coverage continues for policies on claim until the claim ends. The 15-year coverage on the policies written in 2003 expired in 2018; therefore, any new claims will not have reinsurance coverage under this treaty. Since 2013, we have seen, and may continue to see, an increase in our benefit costs as policies with reinsurance coverage exhaust their benefits or terminate and policies which are not covered by reinsurance go on claim. Over time, there can be no assurance that affordable, or any, reinsurance will continue to be available.

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

Enact Holdings provides mortgage insurance primarily for high loan-to-value mortgages. Factors that could lead to a decrease in the volume of high loan-to-value mortgage originations include, but are not limited to:

•	an increase in home mortgage interest rates;

•	limitations on the tax benefits of homeownership and mortgage interest;

•	implementation of more rigorous mortgage lending regulation;

•	a decline in economic conditions generally, or in conditions in regional and local economies;

•	events outside of Enact Holdings’ control, including natural and man-made disasters and pandemics adversely affecting housing markets and home buying;

•	the level of consumer confidence, which may be adversely affected by economic instability, war or terrorist events;

•	an increase in the price of homes relative to income levels;

•	a lack of housing supply at lower home prices;

•	adverse population trends, including lower homeownership rates;

•	high rates of home price appreciation, which for refinancings affect whether refinanced loans have loan-to-value ratios that require mortgage insurance; and

•	changes in government housing policy encouraging loans to first-time home buyers.

A decline in the volume of high loan-to-value mortgage originations would reduce the demand for mortgage insurance and, therefore, could have a material adverse effect on Enact Holdings and our financial condition and results of operations.

In addition, each year, Enact Holdings recognizes a significant percentage of its earned premiums from renewal premiums on insurance policies written in previous years. For the year ended December 31, 2022, we estimate that approximately 90% of Enact Holdings’ gross earned premiums were renewal premiums compared to approximately 84% and 85% for the years ended December 31, 2021 and 2020, respectively. As a result, the length of time insurance remains in-force is an important determinant of Genworth’s mortgage insurance revenues. Fannie Mae, Freddie Mac and many other mortgage investors generally permit a homeowner to ask the loan servicer to cancel the borrower’s obligation to pay for mortgage insurance when the principal amount of the mortgage falls below 80% of the home’s value. Factors that tend to reduce the length of time our mortgage insurance remains in-force include:

•

declining interest rates, which may result in the refinancing of the mortgages underlying the insurance policies with new mortgage loans that may not require mortgage insurance or that Enact Holdings does not insure;

•	customer concentration levels with certain customers that actively market refinancing opportunities to their existing borrowers;

•

significant appreciation in the value of homes, which causes the unpaid balance of the mortgage to decrease below 80% of the value of the home and enables the borrower to request cancellation of the mortgage insurance; and

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

Enact Holdings’ primary persistency rates were 80%, 62% and 59% for the years ended December 31, 2022, 2021 and 2020, respectively. A decrease in persistency generally would reduce the amount of Enact Holdings’ insurance in-force and could have a material adverse effect on our financial condition and results of operations. Conversely, higher persistency on certain higher-risk products could have a material adverse effect if claims generated by such products remain elevated or increase.

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

Certain of Enact Holdings’ customers commit Enact Holdings to insure loans that use its pre-established guidelines under delegated underwriting authority. Delegated underwriting represented approximately 71% and 65% of Enact Holdings’ total new insurance written by loan count for the years ended December 31, 2022 and 2021, respectively. Once a customer is accepted into Enact Holdings’ delegated underwriting program, a loan originated by that customer is generally insured without validating the accuracy of the data submitted, investigated for fraud or reviewed to ensure the customer followed the pre-established guidelines for delegated underwriting. Under this program, it is possible a customer could commit Enact Holdings to insure a material number of loans that would fail Enact Holdings’ pre-established guidelines for delegated underwriting but pass its model, among other criteria, before Enact Holdings discovers the problem and terminates the customer’s delegated underwriting authority. Although coverage on such loans may be rescindable or otherwise limited under the terms of Enact Holdings’ master policies, the burden of establishing the right to rescind or deny coverage lies with the insurer. To the extent that Enact Holdings’ customers exceed their delegated underwriting authorities, our business, results of operations and financial condition could be materially adversely affected.

Medical advances, such as genetic research and diagnostic imaging, and related legislation could materially adversely affect the financial performance of our life insurance, long-term care insurance and annuity businesses.

Genetic testing research and discovery is advancing at a rapid pace. Though some of this research is focused on identifying the genes associated with rare diseases, much of the research is focused on identifying the genes associated with an increased risk of various common diseases such as diabetes, heart disease, cancer and Alzheimer’s disease. Diagnostic testing utilizing various blood panels or imaging techniques, including the use of artificial intelligence, may allow clinicians to detect similar diseases during an earlier treatment phase and prescribe more acute medicine or treatments. We believe that if an individual learns through such testing that they are predisposed to a condition that may reduce their life expectancy or increase their chances of requiring long-term care, they potentially will be more likely to purchase life and long-term care insurance policies or avoid lapsing their existing policy. In contrast, if an individual learns that they lack the genetic predisposition to develop the conditions that reduce longevity or require long-term care, they potentially will be less likely to purchase life and long-term care insurance products or allow their life and long-term care insurance policies to lapse, but would be more likely to purchase certain annuity products.

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

Other General Risks

The occurrence of natural or man-made disasters, including geopolitical tensions and war (including the Russian invasion of Ukraine); a public health emergency, including pandemics; climate change or a cybersecurity breach could materially adversely affect our business, financial condition and results of operations.

We are exposed to various risks arising out of natural disasters, including fires, earthquakes, hurricanes, floods and tornadoes, many of which could be exacerbated by climate change. Increasing geopolitical tensions and war could impact the economic environment and reduce available resources or increase costs due to supply chain impacts, including restricting oil supply and/or increasing the price of oil. The risk of a public health emergency, including from a pandemic, exposes us to risks similar to those experienced during COVID-19. A future natural or man-made disaster could disrupt our computer systems and our ability to conduct or process business, as well as lead to unexpected changes in mortgage borrower, policyholder and contractholder behavior. We are also exposed to the continued threat of terrorism, military actions, cybersecurity breaches and other man-made disasters, which may cause significant volatility in global financial markets and could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas, as well as an adverse effect on home prices in those areas, which could result in increased loss experience in our mortgage insurance subsidiaries. Disasters or a public health emergency, including a pandemic, could also disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

Item 1B.	Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC.

Item 2.	Properties

Genworth owns a campus facility in Richmond, Virginia, which previously served as its headquarters, consisting of approximately 450,000 square feet in four buildings, as well as one facility in Lynchburg, Virginia with approximately 210,000 square feet. In addition, Genworth leases office space of approximately 263,000 square feet and 11,000 square feet in Richmond and Lynchburg, Virginia, respectively, and another 66,000 square feet of office space in 4 locations throughout the United States. One of Genworth’s international subsidiaries leases office space in Mexico. Enact Holdings leases its headquarters facility in Raleigh, North Carolina, which consists of approximately 130,000 square feet, and also leases one other office space of approximately 2,000 square feet in Washington, D.C.

Genworth continues to adapt to the changing corporate environment and the future of work. As part of these efforts, Genworth considered options to redevelop its headquarters campus in Richmond, Virginia. Given the challenges associated with new construction in the current economic environment, including supply chain issues, the increased cost of building materials and potential delays inherent in the building process, Genworth decided to lease and renovate a 174,000 square foot facility in Richmond, Virginia for its new headquarters office. Genworth has leased other office space in Richmond, Virginia to use as its interim headquarters until the new space is ready. These leases are included in the leasing agreements described above. Genworth plans to sell its campus facility in Richmond, Virginia and is currently evaluating bids on the property. However, as of December 31, 2022, held-for-sale criteria was not met, and accordingly the assets continue to be classified as held-for-use. We continue to actively market the campus and expect to reach a final classification of the associated assets in the second half of 2023.

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

Market for Common Stock

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “GNW.” As of February 16, 2023, we had 276 holders of record of our Class A Common Stock.

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

	2017	2018	2019	2020	2021	2022
Genworth Financial, Inc.	$100.00	$149.84	$141.48	$121.54	$130.23	$170.10
S&P 500®	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
S&P 500 Insurance Index	$100.00	$88.79	$114.88	$114.38	$151.12	$166.42
S&P SmallCap 600 Index	$100.00	$91.52	$112.37	$125.05	$158.59	$133.06
S&P SmallCap 600 Insurance Index	$100.00	$101.84	$117.00	$120.06	$126.08	$105.19

Dividends

In November 2008, Genworth Financial’s Board of Directors suspended the payment of dividends to its shareholders and the repurchase of common stock under the Company’s stock repurchase program indefinitely. Given the significant improvement in the results of operations and financial position of Genworth Financial and its subsidiaries, and the $2.1 billion of debt reduction in 2021, Genworth Financial’s Board of Directors approved a new share repurchase program in 2022. Any amounts used for the purpose of returning capital to Genworth Financial’s shareholders, including share repurchases or dividends if a new dividend policy is ultimately approved, will be dependent on many factors. These factors will include, in addition to any other factors that may arise in the future, the receipt of dividends and/or other returns of capital from Enact Holdings, intercompany cash tax payments from operating subsidiaries, Genworth’s operating results and financial condition, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, debt obligations of Genworth Holdings and Enact Holdings, our credit and financial strength ratings, the capital needs of our subsidiaries for future growth and other factors Genworth Financial’s Board of Directors deems relevant. In addition, we cannot assure you when, whether or at what level we will resume paying dividends on Genworth Financial’s common stock.

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Issuer Purchases of Common Stock

The following table sets forth information regarding Genworth Financial’s share repurchases during the three months ended December 31, 2022:

(Dollar amounts in millions, except per share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar amount of shares that may yet be purchased under the program (1)
October 1, 2022 through October 31, 2022	6,274,166	$4.00	6,274,166	$291
November 1, 2022 through November 30, 2022	918,680	$4.73	918,680	$286
December 1, 2022 through December 31, 2022	—	$—	—	$286

Total	7,192,846		7,192,846

(1)

On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock. Under the program, share repurchases may be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and number of shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The authorization has no expiration date and may be modified, suspended or terminated at any time. For additional information on the share repurchase program, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in “Item 8—Financial Statements and Supplementary Data.”

Item 7 of our Annual Report on Form 10-K generally discusses year-to-year comparisons between the years ended December 31, 2022 and 2021. Discussions of information related to 2020 and year-to-year comparisons between 2021 and 2020 are not included in this Form 10-K. Comparative discussions between 2021 and 2020 can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

Our business

Genworth Financial, through its principal insurance subsidiaries, offers mortgage and long-term care insurance products. Genworth Financial is the parent company of Enact Holdings, a leading provider of private mortgage insurance in the United States through its mortgage insurance subsidiaries. Genworth Financial’s U.S. life insurance subsidiaries offer long-term care insurance and also manage in-force blocks of life insurance and annuity products which are no longer sold. We report our business results through three operating business segments: Enact; U.S. Life Insurance; and Runoff. We also have Corporate and Other activities. Our U.S. Life Insurance segment includes long-term care insurance, life insurance and fixed annuity products. The Runoff segment primarily includes variable annuity, variable life insurance and corporate-owned life insurance products, which have not been actively sold since 2011, as well as funding agreements.

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

•

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or Enact Holdings and our former non-recourse funding obligations, as well as interest expense related to the Tax Matters Agreement previously owed to GE and certain reinsurance arrangements being accounted for as deposits.

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

We allocate corporate expenses to each of our operating segments using various methodologies.

Consolidated Results of Operations

The following table sets forth the consolidated results of operations for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Revenues:
Premiums	$3,719	$3,435	$3,836	$284	8%	$(401)	(10)%
Net investment income	3,146	3,370	3,227	(224)	(7)%	143	4%
Net investment gains (losses)	(17)	323	492	(340)	(105)%	(169)	(34)%
Policy fees and other income	659	704	729	(45)	(6)%	(25)	(3)%

Total revenues	7,507	7,832	8,284	(325)	(4)%	(452)	(5)%

Benefits and expenses:
Benefits and other changes in policy reserves	4,242	4,383	5,214	(141)	(3)%	(831)	(16)%
Interest credited	503	508	549	(5)	(1)%	(41)	(7)%
Acquisition and operating expenses, net of deferrals	1,371	1,223	935	148	12%	288	31%
Amortization of deferred acquisition costs and intangibles	307	377	463	(70)	(19)%	(86)	(19)%
Interest expense	106	160	195	(54)	(34)%	(35)	(18)%

Total benefits and expenses	6,529	6,651	7,356	(122)	(2)%	(705)	(10)%

Income from continuing operations before income taxes	978	1,181	928	(203)	(17)%	253	27%
Provision for income taxes	239	263	230	(24)	(9)%	33	14%

Income from continuing operations	739	918	698	(179)	(19)%	220	32%
Income (loss) from discontinued operations, net of taxes	—	27	(486)	(27)	(100)%	513	106%

Net income	739	945	212	(206)	(22)%	733	NM (1)
Less: net income from continuing operations attributableto noncontrolling interests	130	33	—	97	NM (1)	33	NM (1)
Less: net income from discontinued operations attributableto noncontrolling interests	—	8	34	(8)	(100)%	(26)	(76)%

Net income available to Genworth Financial, Inc.’s common stockholders	$609	$904	$178	$(295)	(33)%	$726	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$609	$885	$698	$(276)	(31)%	$187	27%
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	19	(520)	(19)	(100)%	539	104%

Net income available to Genworth Financial, Inc.’s common stockholders	$609	$904	$178	$(295)	(33)%	$726	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

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

The following table presents a reconciliation of net income to adjusted operating income for the years ended December 31:

(Amounts in millions)	2022	2021	2020
Net income available to Genworth Financial, Inc.’s common stockholders	$609	$904	$178
Add: net income from continuing operations attributable to noncontrolling interests	130	33	—
Add: net income from discontinued operations attributable to noncontrolling interests	—	8	34

Net income	739	945	212
Less: income (loss) from discontinued operations, net of taxes	—	27	(486)

Income from continuing operations	739	918	698
Less: net income from continuing operations attributable to noncontrolling interests	130	33	—

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	609	885	698
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	14	(324)	(503)
Losses on early extinguishment of debt	6	45	9
Initial loss from life block transaction	—	92	—
Expenses related to restructuring	2	34	3
Pension plan termination costs	8	—	—
Taxes on adjustments	(6)	33	103

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$633	$765	$310

(1)

For the years ended December 31, 2022, 2021 and 2020, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(3) million, $(1) million and $(11) million, respectively.

During 2022, we paid a pre-tax make-whole premium of $2 million and wrote off $1 million of bond consent fees and deferred borrowing costs related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in February 2024. Prior to the redemption, we repurchased $130 million principal amount of Genworth Holdings’ senior notes due in February 2024 for a pre-tax loss of $4 million. We also repurchased $13 million principal amount of Genworth Holdings’ senior notes due in 2034 for a pre-tax gain of $1 million during the fourth quarter of 2022. During 2021, we paid a pre-tax make-whole premium of $6 million and $20 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in September 2021 and August 2023, respectively. We also repurchased $146 million principal amount of Genworth Holdings’ senior notes due in September 2021 for a pre-tax loss of $4 million and repurchased $91 million and $118 million principal amount of Genworth Holdings’ senior notes due in 2023 and 2024, respectively, for a pre-tax loss of $15 million. During 2020, we repurchased $84 million principal amount of Genworth Holdings’ senior notes with 2021 maturity dates for a pre-tax gain of $4 million. In January 2020, we paid a pre-tax make-whole expense of $9 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and Rivermont Life Insurance Company I, our indirect wholly-owned special purpose consolidated captive insurance subsidiary, early redeemed all of its $315 million outstanding non-recourse funding obligations originally due in 2050 resulting in a pre-tax loss of $4 million from the write-off of deferred borrowing costs. These transactions were excluded from adjusted operating income as they relate to gains (losses) on the early extinguishment of debt.

In 2021, we recorded a pre-tax loss of $92 million as a result of ceding certain term life insurance policies as part of a life block transaction.

In 2022, 2021 and 2020, we recorded a pre-tax expense of $2 million, $34 million and $3 million, respectively, related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses.

During 2022, we incurred $8 million of pre-tax pension plan termination costs related to one of our defined benefit pension plans. There were no other infrequent or unusual items excluded from adjusted operating income during the periods presented.

Earnings per share

The following table provides basic and diluted earnings per common share for the years ended December 31:

				Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$1.21	$1.75	$1.38	$(0.54)	(31)%	$0.37	27%

Diluted	$1.19	$1.72	$1.36	$(0.53)	(31)%	$0.36	26%

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$1.21	$1.78	$0.35	$(0.57)	(32)%	$1.43	NM (1)

Diluted	$1.19	$1.76	$0.35	$(0.57)	(32)%	$1.41	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$1.26	$1.51	$0.61	$(0.25)	(17)%	$0.90	148%

Diluted	$1.24	$1.48	$0.61	$(0.24)	(16)%	$0.87	143%

Weighted-average common shares outstanding:
Basic	504.5	506.9	505.2

Diluted	511.0	514.7	511.6

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based awards.

The following table presents a summary of adjusted operating income (loss) for our segments and Corporate and Other activities for the years ended December 31:

				Increase (decrease) and
				percentage change
(Amounts in millions)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$578	$520	$381	$58	11%	$139	36%
U.S. Life Insurance segment:
Long-term care insurance	142	445	237	(303)	(68)%	208	88%
Life insurance	(148)	(269)	(247)	121	45%	(22)	(9)%
Fixed annuities	72	91	78	(19)	(21)%	13	17%

U.S. Life Insurance segment	66	267	68	(201)	(75)%	199	NM (1)

Runoff segment	37	54	43	(17)	(31)%	11	26%
Corporate and Other activities	(48)	(76)	(182)	28	37%	106	58%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$633	$765	$310	$(132)	(17)%	$455	147%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

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

2022 compared to 2021

•	Net income for the years ended December 31, 2022 and 2021 was $609 million and $904 million, respectively, and adjusted operating income was $633 million and $765 million, respectively.

•	Our Enact segment drove our 2022 consolidated financial results, with $578 million of adjusted operating income, an increase of 11% compared to 2021.

•

The increase was primarily attributable to lower losses largely driven by net favorable reserve adjustments of $212 million, consisting of reserve releases of $248 million primarily related to COVID-19 delinquencies from 2020 and 2021 curing at levels above original reserve expectations, partially offset by reserve strengthening of $36 million related to 2022 delinquencies given uncertainty in the current economic environment.

•	This improvement was partially offset by the minority IPO of Enact Holdings that closed in September 2021, which reduced Genworth Financial’s ownership percentage to 81.6%.

•	The improvement was also partially offset by lower premiums in 2022.

•	Our U.S. Life Insurance segment had adjusted operating income of $66 million and $267 million in 2022 and 2021, respectively.

•	Long-term care insurance:

•

Adjusted operating income in our long-term care insurance business decreased $303 million primarily from higher severity and frequency of new claims, lower net investment income and lower terminations as the pandemic impacts lessened in 2022.

•

The decrease was also attributable to a $49 million less favorable impact in 2022 from in-force rate actions approved and implemented, which included a lower net favorable impact from policyholder benefit reduction elections made in connection with legal settlements, as the implementation of one is materially complete and the implementation of another one began in August 2022.

•	Life insurance:

•

The adjusted operating loss in our life insurance business decreased $121 million mainly attributable to a favorable unlocking of $34 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2022 compared to an unfavorable unlocking of $70 million in 2021 (see “—Critical Accounting Estimates” for additional information).

•	The decrease was also attributable to lower mortality as the pandemic impacts subsided and lower DAC impairments of $51 million in 2022.

•	These improvements were partially offset by higher lapses in our 20-year term life insurance block written in 2002 entering its post-level premium period in 2022.

•	Fixed annuities:

•

Adjusted operating income in our fixed annuities business decreased $19 million mainly attributable to lower net spreads, partially offset by lower DAC amortization and higher mortality in our single premium immediate annuity products in 2022.

•	Our Runoff segment had adjusted operating income of $37 million and $54 million in 2022 and 2021, respectively.

•	The decrease was predominantly due to the impact from unfavorable equity market performance and higher interest rates on our variable annuity products in 2022.

•	Corporate and Other activities had an adjusted operating loss of $48 million and $76 million in 2022 and 2021, respectively.

•

The decrease in the loss was primarily related to lower interest expense, partially offset by tax benefits of $21 million in 2021 from a reduction in uncertain tax positions due to the expiration of certain statute of limitations that did not recur.

Significant Developments and Strategic Highlights

The periods under review include, among others, the following significant developments and steps taken in the execution of our strategic priorities.

Enact

•	Persistency and loss performance:

•	Enact’s primary persistency rate was 80% for 2022, a meaningful increase compared to 62% for 2021 from rising interest rates and suppressed mortgage refinancing activity in 2022.

•	Higher persistency offset the decline in new insurance written, leading to an increase in insurance in-force of $21.7 billion during 2022.

•	Enact recorded net favorable after-tax reserve adjustments of $212 million during 2022, primarily related to COVID-19 delinquencies curing at levels above original reserve expectations.

•	PMIERs compliance:

•	Enact’s PMIERs sufficiency ratio was 165% or $2,050 million above the published PMIERs requirements as of December 31, 2022.

•

As of December 31, 2022, Enact had estimated available assets of $5,206 million against $3,156 million net required assets under PMIERs compared to available assets of $5,077 million against $3,074 million net required assets as of December 31, 2021 (PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE restrictions imposed on Enact Holdings).

•

As of December 31, 2022 and 2021, Enact’s PMIERs required assets benefited by $132 million and $390 million, respectively, from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans.

•

Given Genworth’s strengthened financial position, including achieving its strategic priority to reduce its outstanding public debt at Genworth Holdings to approximately $1.0 billion, we believe Genworth satisfied two consecutive quarters of financial metric conditions during the fourth quarter of 2022 related to the GSE Restrictions imposed on Enact. We expect the GSE Restrictions to be lifted in the first quarter of 2023, subject to GSE review and confirmation.

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

•	Pursuant to the program, Enact Holdings paid quarterly dividends beginning in the second quarter of 2022, and Genworth Holdings received $57 million during 2022 as the majority shareholder.

•	In the fourth quarter of 2022, Enact Holdings paid a special dividend and Genworth Holdings received $148 million as the majority shareholder.

•

On November 1, 2022, Enact Holdings also announced the approval by its board of directors of a share repurchase program under which Enact Holdings may repurchase up to $75 million of its outstanding common stock. Genworth Holdings has agreed to participate in order to maintain its overall ownership at its current level. Enact Holdings began share repurchases under the program in the fourth quarter of 2022.

•	Liquidity and financial flexibility:

•	On June 30, 2022, Enact Holdings entered into a $200 million unsecured revolving credit facility that remained undrawn as of December 31, 2022.

U.S. Life Insurance

•	Long-term care insurance multi-year in-force rate action plan:

•

We estimate that the cumulative economic benefit of our long-term care insurance multi-year in-force rate action plan through 2022 was approximately $23.5 billion, on a net present value basis, of the total expected amount required of $30.3 billion as of December 31, 2022.

•

We received 139 filing approvals from 35 states during 2022, representing a weighted-average increase of 48% on approximately $1,143 million in annualized in-force premiums, or approximately $549 million of incremental annual premiums. Of that aggregate amount, we are awaiting the final disposition of a small number of the approvals as we work through implementation mechanics.

•	We also submitted 139 new filings in 37 states during 2022 on approximately $1,226 million in annualized in-force premiums.

•	Profits followed by losses in our long-term care insurance business:

•	Future projections in our long-term care insurance block, excluding the acquired block, indicate we have projected profits in earlier periods followed by projected losses in later periods.

•

As a result of this pattern of projected profits followed by projected losses, we ratably accrue additional future policy benefit reserves over the profitable periods by the amounts necessary to offset estimated losses during the periods that follow.

•	As of December 31, 2022 and 2021, the total amount accrued for profits followed by losses was $1.7 billion and $1.3 billion, respectively.

•	Completion of annual long-term care insurance assumption review:

•

In the fourth quarter of 2022, we completed a review of our assumptions and methodologies of our claim reserves and future policy benefits for our long-term care insurance business and completed loss recognition testing.

•	We made no significant changes to our existing claim reserves, as experience in the aggregate was in line with expectations.

•	In aggregate, the 2022 margins for our long-term care insurance business remained in the same range as 2021 of approximately $0.5 billion to $1.0 billion.

•	Completion of annual life insurance assumption review:

•	We also completed a review of our assumptions and methodologies of our life insurance business and completed loss recognition testing in the fourth quarter of 2022.

•	The loss recognition testing margin for our term life insurance products remained positive at over $1.0 billion in 2022.

•

As part of our review in the fourth quarter of 2022, we recorded a $34 million after-tax benefit to net income in our universal and term universal life insurance products primarily related to higher interest rates.

For additional information see “—Critical Accounting Estimates.”

Liquidity and Capital Resources

•	Execution of strategic plan to reduce debt maturities:

•

On September 21, 2022, Genworth Holdings early redeemed the remaining $152 million principal balance of its 4.80% senior notes due in February 2024. This redemption resulted in the achievement of Genworth’s strategic goal of reducing debt at Genworth Holdings to approximately $1.0 billion.

•	In the fourth quarter of 2022, Genworth Holdings repurchased $13 million principal amount of its senior notes due in June 2034.

•	As of December 31, 2022, Genworth Holdings had outstanding principal of $887 million of long-term debt, with no debt maturities until June 2034.

•	During the first half of 2022 and prior to the early redemption, Genworth Holdings repurchased $130 million of its senior notes due in February 2024.

See note 12 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information on our long-term borrowings.

•	Genworth Financial share repurchase program:

•	On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock.

•	During 2022, Genworth Financial repurchased 16,173,196 shares of its common stock at an average price of $3.94 per share for a total cash outlay of $64 million.

•

Genworth Financial also repurchased 5,912,297 shares from February 9, 2023 through February 24, 2023 of its common stock at an average price of $6.08 per share for a total cost of $36 million, leaving approximately $250 million that may yet be purchased under the share repurchase program.

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

Management also regularly monitors and reports adjusted operating income available to Genworth Financial, Inc.’s common stockholders attributable to in-force rate actions in the long-term care insurance business included in our U.S. Life Insurance segment. In-force rate actions include premium rate increases and associated benefit reductions implemented since 2012, which are presented net of estimated premium taxes, commissions, and other expenses on an after-tax basis. Estimates for in-force rate actions reflect certain simplifying assumptions that may vary materially from actual historical results, including but not limited to, a uniform rate of coinsurance and premium taxes in addition to consistent policyholder behavior over time. Actual policyholder behavior may differ significantly from these assumptions. In addition, estimates exclude reserve updates resulting from profits followed by losses and reserve changes for group products. Management considers adjusted operating income attributable to in-force rate actions to be a measure of our operating performance because it helps bring older generation long-term care insurance blocks closer to a break-even point over time and helps bring the loss ratios on newer long-term care insurance blocks back towards their original pricing.

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

Mortgage origination activity declined throughout 2022 in response to rising mortgage rates. If interest rates remain high, the refinance market is likely to remain depressed. Housing affordability was challenged in 2022 due to increasing interest rates, low inventory and elevated home prices, modestly offset by rising median family income, according to the National Association of Realtors Housing Affordability Index. Annual home price appreciation slowed throughout 2022, and home prices declined in the second half of the year, according to the FHFA Monthly Purchase-Only House Price Index.

The unemployment rate decreased to 3.5% in December 2022, compared to 3.9% in December 2021, following a decline from its peak of 14.8% in April 2020, bringing unemployment in line with the pre-pandemic level of 3.5% in February 2020. As of December 31, 2022, the number of unemployed Americans was under 6 million, and the number of long term unemployed over 26 weeks was approximately one million. Both of these metrics remain relatively in line with February 2020 levels.

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

Although it is difficult to predict the future level of reported forbearance and how many of the loans in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer reported forbearances have generally declined. As of December 31, 2022, approximately 1.5% or 14,270 of Enact’s active primary policies were reported in a forbearance plan, of which approximately 36% were reported as delinquent compared with approximately 2% or 21,899 of its active primary policies reported in forbearance with approximately 47% reported as delinquent as of December 31, 2021. Natural disasters, such as hurricanes, often lead to temporary increases in delinquencies in forbearance. While Enact experienced a small increase in delinquencies in the fourth quarter of 2022 related to the recent hurricane impacting the southeastern United States, it did not have a material impact on loss reserves as of December 31, 2022. Enact will continue to monitor the affected areas and support measures enacted by the GSEs, including allowing forbearance, restricting foreclosure actions and providing other forms of mortgage relief for those who experienced property damage.

Total delinquencies decreased during 2022 compared to 2021 as a result of cures outpacing new delinquencies. The 2022 new delinquency rate of 3.8%, while slightly higher than the 2021 new delinquency rate of 3.5%, was in line with Enact’s pre-pandemic levels. The full impact of COVID-19 and its adverse economic effects on Enact’s future business results are difficult to predict. Given the maximum length of forbearance plans, the resolution of a delinquency in a plan may not be known for several quarters. Enact continues to monitor regulatory and government actions and the resolution of forbearance delinquencies. While the associated risks have moderated and delinquencies have declined, it is possible that COVID-19 related forbearance programs could have an adverse impact on Enact’s future results of operations and financial condition.

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

On October 24, 2022, the FHFA announced targeted changes to the GSEs’ guarantee fee pricing by eliminating upfront fees for certain first-time home buyers with income at or below area median income and for certain GSE affordable mortgage products, while implementing targeted increases to the upfront fees for most cash-out refinance loans. The fee reductions went into effect in the fourth quarter of 2022 while the new fees on cash-out refinance loans began February 1, 2023. Enact expects these price changes to have a net positive impact to the private mortgage insurance market.

The FHFA also announced in October 2022 its validation and approval of certain credit score models for use by the GSEs and changed the required number of credit reports provided by lenders from all three nationwide consumer reporting agencies to only two. The validation of the new credit scores requires lenders to deliver both credit scores for each loan sold to the GSEs. There is currently no implementation deadline, and this is expected to be a multiple year process that will require system and process updates.

In January 2023, the FHFA announced additional updates to its upfront fee structure and pricing matrix. The changes impact purchase and rate-term refinance loans with pricing grids to be broken out by loan purpose and recalibrated to new credit score and loan-to-value ratio categories, along with associated loan attributes. The new pricing matrix also includes new upfront fees for loans with debt-to-income ratios greater than 40%. These changes will go into effect in May 2023. Enact is currently evaluating the impact of these changes but does not expect a significant impact to the private mortgage insurance market.

In February 2023, the Department of Housing and Urban Development announced a 30 basis point reduction of the annual insurance premium charged to borrowers with FHA-insured mortgages in order to reduce the cost of borrowing for eligible lower and middle class homebuyers. This price reduction is expected to have a negative impact on the U.S. private mortgage insurance market but will be partially offset by the effects of the recent FHFA pricing changes referenced above. Enact does not expect the net impact to be material.

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

New insurance written of $66.5 billion in 2022 decreased 31% compared to 2021 primarily due to a smaller estimated private mortgage insurance market. The decrease in the estimated private mortgage insurance market was largely driven by lower purchase and refinancing originations due to rising interest rates.

Enact’s primary persistency rate increased to 80% for the year ended December 31, 2022 compared to 62% for the year ended December 31, 2021. The increase in persistency was primarily driven by a decline in the percentage of in-force policies with mortgage rates above current interest rates and offset the decline in new insurance written in 2022, leading to an increase in insurance in-force of $21.7 billion during 2022. Higher persistency impacted business performance trends in several ways, including but not limited to, slowing the recognition of earned premiums due to lower single premium policy cancellations, slowing the amortization of existing reinsurance transactions and the corresponding reduction of PMIERs capital credit, and shifting the concentration of Enact’s primary insurance in-force by policy year. As of December 31, 2022, Enact’s primary insurance in-force had approximately 58% concentration in 2022 and 2021 book years compared to 71% primary insurance in-force concentration in 2021 and 2020 book years as of December 31, 2021.

Net earned premiums decreased in 2022 compared to 2021 primarily from the lapse of older, higher priced policies and from lower single premium policy cancellations, partially offset by insurance in-force growth in 2022. The total number of delinquent loans has declined from the COVID-19 peak in the second quarter of 2020 as borrowers continued to exit forbearance plans and new forbearances declined. During this time, and consistent with prior years, servicers continued the practice of remitting premiums during the early stages of default and Enact refunds the post-delinquent premiums to the insured party if the delinquent loan goes to claim. Enact records a liability and a reduction to net earned premiums for the post-delinquent premiums it expects to refund. The post-delinquent premium liability recorded since the beginning of COVID-19 in the second quarter of 2020 through December 31, 2022 was not significant to the change in earned premiums for those periods as a result of the high concentration of new delinquencies being subject to a servicer reported forbearance plan and the lower estimated claim rate for these loans.

Enact’s loss ratio was (10)% for the year ended December 31, 2022, compared to 13% for the year ended December 31, 2021. The decrease was largely from net favorable reserve adjustments of $268 million in 2022, primarily related to favorable cure performance on COVID-19 delinquencies from 2020 and 2021. During the peak of COVID-19, Enact experienced elevated new delinquencies subject to forbearance plans. Those delinquencies have been curing at levels above Enact’s reserve expectations, which led to releases of $314 million of reserves in 2022. These reserve releases were partially offset by reserve strengthening on certain 2022 delinquencies. Due to uncertainty in the current economic environment, Enact increased the expected claim rate on new delinquencies during 2022. New delinquencies in the fourth quarter of 2022 were recorded at the higher expected claim rate and reserves on delinquencies from prior quarters in 2022 were strengthened by $46 million. In 2021, Enact decreased reserves by $22 million primarily related to positive frequency and severity development on pre-COVID-19 delinquencies.

Enact’s loss reserves continue to be impacted by COVID-19 and remain subject to uncertainty. Borrowers who have experienced a financial hardship including, but not limited to, the loss of income due to the closing of a business or the loss of a job continue to take advantage of available loss mitigation options, including forbearance programs, payment deferral options and other modifications. Loss reserves recorded on these delinquencies require a high degree of estimation due to the level of uncertainty regarding whether delinquencies in forbearance will ultimately cure or result in claim payments, as well as the timing and severity of those payments. The severity of loss on loans that do go to claim may be negatively impacted by the extended forbearance and foreclosure timelines, the associated elevated expenses and the higher loan amount of the recent new delinquencies. These negative influences on loss severity could be mitigated in part by embedded home price appreciation. For loans insured on or after October 1, 2014, Enact’s mortgage insurance policies limit the number of months of unpaid interest and associated expenses that are included in the mortgage insurance claim amount to a maximum of 36 months.

New primary delinquencies in 2022 increased compared to 2021. New primary delinquencies of 35,996 contributed $171 million of loss expense in 2022, while Enact incurred $144 million of losses from 32,624 new primary delinquencies in 2021. In determining the loss expense estimate, considerations were given to forbearance and non-forbearance delinquencies, recent cure and claim experience and the prevailing and prospective economic conditions. Approximately 21% of Enact’s primary new delinquencies in 2022 were subject to a forbearance plan as compared to 42% in 2021.

EMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, EMICO’s domestic insurance regulator, was approximately 12.9:1 as of December 31, 2022 compared with a risk-to-capital ratio of 12.3:1 as of December 31, 2021. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.

Under PMIERs, Enact is subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. Since 2020, the GSEs have issued several amendments to PMIERs, which implemented both permanent and temporary revisions to PMIERs. Many of the provisions are no longer applicable, but for loans that became non-performing due to a COVID-19 hardship, PMIERs was temporarily amended with respect to each non-performing loan that (i) had an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 or (ii) is subject to a forbearance plan granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. The risk-based required asset amount factor for the non-performing loan is the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier was applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing loan due to having missed two monthly payments. Loans subject to a forbearance plan described in (ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period. The PMIERs amendment dated June 30, 2021 further allows loans that enter a forbearance plan due to a COVID-19 hardship on or after April 1, 2021 to remain eligible for extended application of the reduced PMIERs capital factor for as long as the loan remains in forbearance. In addition, the PMIERs amendments made permanent revisions to the risk-based required asset amount factor for non-performing loans for properties located in future FEMA Declared Major Disaster Areas eligible for individual assistance.

In addition, in September 2020, certain GSE Restrictions were imposed with respect to capital on Enact, which will remain in effect until the collective GSE Conditions are met. For additional details related to PMIERs, the PMIERs amendments and the GSE Conditions and Restrictions, see “Item 1—Regulation—Enact—Mortgage Insurance Regulation—Other U.S. Regulation and Agency Qualification Requirements.”

As of December 31, 2022, Enact had estimated available assets of $5,206 million against $3,156 million net required assets under PMIERs compared to available assets of $5,077 million against $3,074 million net required assets as of December 31, 2021. The sufficiency ratio as of December 31, 2022 and 2021 was 165%, or $2,050 million and $2,003 million, respectively, above the published PMIERS requirements. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions imposed on Enact. Enact’s PMIERs required assets as of December 31, 2022 and 2021 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. The application of the 0.30 multiplier to all eligible delinquencies provided $132 million and $390 million of benefit to Enact’s PMIERs required assets as of December 31, 2022 and 2021, respectively. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier.

Credit risk transfer transactions provided an aggregate of approximately $1,578 million of PMIERs capital credit as of December 31, 2022. Enact may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time.

On April 26, 2022, Enact Holdings’ board of directors approved the initiation of a quarterly dividend program. Pursuant to the program, Enact Holdings paid quarterly dividends beginning in the second quarter of 2022, and Genworth Holdings received $57 million in 2022 as the majority shareholder. Enact Holdings also paid a special dividend in the fourth quarter of 2022, and Genworth Holdings received $148 million. Future dividend payments are subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial. In addition, in November 2022, Enact Holdings announced approval by its board of directors of a share repurchase program under which it may repurchase up to $75 million of its outstanding common stock. Genworth Holdings has agreed to participate in order to maintain its overall ownership at its current level. Enact Holdings began share repurchases under the program in the fourth quarter of 2022.

EMICO completed distributions to Enact Holdings in April 2022 and October 2022, the proceeds of which were used to support Enact Holdings’ cash dividends. Enact Holdings intends to use future EMICO distributions to fund the quarterly dividend as well as to bolster its financial flexibility and potentially return additional capital to shareholders. Returning capital to shareholders, balanced with growth and risk management priorities, remains a key commitment for Enact Holdings, as it looks to enhance shareholder value through time. Future return of capital will be shaped by Enact Holdings’ capital prioritization framework, including: supporting its existing policyholders; growing its mortgage insurance business; funding attractive new business opportunities; and returning capital to shareholders. Enact Holdings’ total return of capital will also be based on its view of the prevailing and prospective macroeconomic conditions, regulatory landscape and business performance.

Segment results of operations

The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2020	2022 vs. 2021
Revenues:
Premiums	$940	$975	$971	$(35)	(4)%
Net investment income	155	141	133	14	10%
Net investment gains (losses)	(2)	(2)	(4)	—	—%
Policy fees and other income	2	4	6	(2)	(50)%

Total revenues	1,095	1,118	1,106	(23)	(2)%

Benefits and expenses:
Benefits and other changes in policy reserves	(94)	125	381	(219)	(175)%
Acquisition and operating expenses, net of deferrals	227	230	206	(3)	(1)%
Amortization of deferred acquisition costs and intangibles	12	15	21	(3)	(20)%
Interest expense	52	51	18	1	2%

Total benefits and expenses	197	421	626	(224)	(53)%

Income from continuing operations before income taxes	898	697	480	201	29%
Provision for income taxes	194	148	102	46	31%

Income from continuing operations	704	549	378	155	28%
Less: net income from continuing operations attributable to
noncontrolling interests	130	33	—	97	NM (1)

Income from continuing operations available to Genworth
Financial, Inc.’s common stockholders	574	516	378	58	11%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses	2	2	4	—	—%
Expenses related to restructuring	3	3	—	—	—%
Taxes on adjustments	(1)	(1)	(1)	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$578	$520	$381	$58	11%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2022 compared to 2021

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income increased primarily attributable to lower losses largely driven by net favorable reserve adjustments of $212 million, consisting of reserve releases of $248 million primarily related to COVID-19 delinquencies from 2020 and 2021 curing at levels above original reserve expectations, partially offset by reserve strengthening of $36 million related to 2022 delinquencies given uncertainty in the current economic environment. This improvement was partially offset by the minority IPO of Enact Holdings that closed in September 2021, which reduced Genworth Financial’s ownership percentage to 81.6%, and lower premiums in 2022.

Revenues

Premiums decreased mainly driven by the lapse of older, higher priced policies and lower single premium policy cancellations, partially offset by higher insurance in-force in 2022 driven by increased persistency.

Net investment income increased primarily due to higher investment yields and higher average invested assets, partially offset by lower income from bond calls in 2022.

Benefits and expenses

Benefits and other changes in policy reserves decreased largely from net favorable reserve adjustments of $268 million, partially offset by higher new delinquencies in 2022. During 2022, Enact released $314 million of reserves primarily related to COVID-19 delinquencies from 2020 and 2021 curing at levels above original reserve expectations, partially offset by reserve strengthening on certain 2022 delinquencies. Due to uncertainty in the current economic environment, Enact increased the expected claim rate on new delinquencies during 2022. New delinquencies in the fourth quarter of 2022 were recorded at the higher expected claim rate and reserves on delinquencies from prior quarters in 2022 were strengthened by $46 million. In 2021, Enact decreased reserves by $22 million primarily related to positive frequency and severity development on pre-COVID-19 delinquencies.

Acquisition and operating expenses, net of deferrals, decreased primarily attributable to expenses associated with strategic transaction preparations in 2021 that did not recur.

Amortization of deferred acquisition costs and intangibles decreased primarily due to lower DAC amortization largely from higher persistency in 2022 driven by rising interest rates.

Provision for income taxes. The effective tax rate was 21.6% and 21.3% for the years ended December 31, 2022 and 2021, respectively, consistent with the U.S. corporate federal income tax rate.

Net income from continuing operations attributable to noncontrolling interests. The increase relates to the minority IPO of Enact Holdings on September 16, 2021, which reduced Genworth Financial’s ownership percentage to 81.6%.

Enact selected operating performance measures

The following table sets forth selected operating performance measures regarding Enact as of and for the dates indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2020	2022 vs. 2021
Primary insurance in-force(1)	$248,262	$226,514	$207,947	$21,748	10%
Risk in-force:
Primary	$62,791	$56,881	$52,475	$5,910	10%
Pool	79	105	146	(26)	(25)%

Total risk in-force	$62,870	$56,986	$52,621	$5,884	10%

New insurance written	$66,485	$97,004	$99,871	$(30,519)	(31)%

(1)	Primary insurance in-force represents the aggregate unpaid principal balance for loans Enact insures.

2022 compared to 2021

Primary insurance in-force and risk in-force

Primary insurance in-force increased largely from new insurance written. In addition, lower lapses and cancellations drove higher primary persistency, largely as a result of a decline in refinancing activity due to rising interest rates in 2022. The primary persistency rate was 80% and 62% for the years ended December 31, 2022 and 2021, respectively. Total risk in-force increased largely from higher primary insurance in-force.

New insurance written

New insurance written decreased principally due to a smaller estimated private mortgage insurance market in 2022, which was primarily driven by a decline in both purchase and refinancing originations due to rising interest rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for Enact for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2022	2021	2020	2022 vs. 2021
Loss ratio	(10)%	13%	39%	(23)%
Expense ratio	25%	25%	23%	—%

The loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. The expense ratio is the ratio of general expenses to net earned premiums. In Enact, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.

2022 compared to 2021

The loss ratio decreased largely from net favorable reserve adjustments of $268 million, as discussed above, partially offset by higher new delinquencies in 2022. Enact decreased reserves by $22 million in 2021 primarily related to positive frequency and severity development on pre-COVID-19 delinquencies.

The expense ratio remained flat as lower premiums were offset by expenses associated with strategic transaction preparations in 2021 that did not recur.

Mortgage insurance loan portfolio

The following table sets forth selected financial information regarding Enact’s loan portfolio as of December 31:

(Amounts in millions)	2022	2021	2020
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$39,509	$35,455	$34,520
90.01% to 95.00%	103,618	95,149	92,689
85.01% to 90.00%	72,132	64,549	56,341
85.00% and below	33,003	31,361	24,397

Total	$248,262	$226,514	$207,947

Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$11,136	$9,907	$9,279
90.01% to 95.00%	30,079	27,608	26,774
85.01% to 90.00%	17,621	15,644	13,562
85.00% and below	3,955	3,722	2,860

Total	$62,791	$56,881	$52,475

Primary insurance in-force by credit quality at origination:
Over 760	$102,467	$89,982	$78,488
740—759	40,097	35,874	33,635
720—739	34,916	31,730	30,058
700—719	28,867	27,359	25,870
680—699	21,554	21,270	20,140
660—679(1)	10,926	10,549	9,819
640—659	6,095	6,124	5,935
620—639	2,630	2,783	2,902
<620	710	843	1,100

Total	$248,262	$226,514	$207,947

Primary risk in-force by credit quality at origination:
Over 760	$25,807	$22,489	$19,691
740—759	10,154	9,009	8,497
720—739	8,931	8,055	7,673
700—719	7,317	6,907	6,579
680—699	5,428	5,334	5,100
660—679(1)	2,767	2,638	2,442
640—659	1,540	1,530	1,472
620—639	665	702	737
<620	182	217	284

Total	$62,791	$56,881	$52,475

(1)	Loans with unknown FICO scores are included in the 660-679 category.

The FICO credit score is one indicator of a borrower’s credit quality. Enact continues to underwrite predominantly prime loan new business. Based upon FICO at loan closing, the weighted average FICO score of Enact’s primary insurance in-force was 743 as of December 31, 2022.

Delinquent loans and claims

Enact’s delinquency management process begins with notification by the loan servicer of a delinquency on an insured loan. “Delinquency” is defined in Enact’s master policies as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify Enact of a delinquency if the borrower fails to make two consecutive monthly mortgage payments prior to the due date of the next mortgage payment. Enact generally considers a loan to be delinquent and establishes required reserves after the insured gives notification that the borrower has failed to make two scheduled mortgage payments. Borrowers default for a variety of reasons, including a reduction of income, unemployment, divorce, illness/death, inability to manage credit, falling home prices and interest rate levels. Borrowers may cure delinquencies by making all of the delinquent loan payments, agreeing to a loan modification or by selling the property in full satisfaction of all amounts due under the mortgage. In most cases, delinquencies that are not cured result in a claim under Enact’s policy. The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for Enact’s loan portfolio as of December 31:

	2022	2021	2020
Primary insurance:
Insured loans in-force	960,306	937,350	924,624
Delinquent loans	19,943	24,820	44,904
Percentage of delinquent loans (delinquency rate)	2.08%	2.65%	4.86%

The delinquency rate as of December 31, 2022 decreased compared to December 31, 2021 and 2020 primarily from a decline in total delinquencies as cures outpaced new delinquencies.

The following tables set forth primary delinquencies, direct primary case reserves and risk in-force by aged missed payment status in Enact’s loan portfolio as of December 31:

	2022
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves(1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,920	$69	$509	14%
4 - 11 payments	6,466	166	390	43%
12 payments or more	4,557	244	248	98%

Total	19,943	$479	$1,147	42%

	2021
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves(1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	6,586	$35	$340	10%
4 - 11 payments	7,360	111	426	26%
12 payments or more	10,874	460	643	72%

Total	24,820	$606	$1,409	43%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, incurred but not reported (“IBNR”) and reinsurance reserves.

Total reserves as a percentage of risk in-force as of December 31, 2022 remained relatively flat as both delinquent risk in-force and reserves decreased. Delinquent risk in-force decreased mainly from lower total delinquencies as cures outpaced new delinquencies in 2022, while reserves decreased largely from favorable reserve adjustments related to COVID-19 delinquencies from 2020 and 2021, partially offset by new delinquencies in 2022.

The number of loans that are delinquent for 12 months or more was elevated as of December 31, 2021 due in large part to borrowers in forbearance plans driven by COVID-19 and decreased in 2022 due to cure activity. Enact’s current reserve estimate assumes that remaining COVID-19 delinquencies will have a higher likelihood of going to claim given the uncertainty around lack of progression through the foreclosure process. While Enact has seen significant cure activity in aged delinquencies, forbearance options continue to exist, so Enact could continue to experience elevated delinquencies in this aged category. Resolution of a delinquency in a forbearance plan, whether it ultimately results in a cure or a claim, is difficult to estimate and may not be known for several quarters, if not longer.

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

	Percent of primary risk in-force as of December 31, 2022	Percent of direct primary case reserves as of December 31, 2022(1)	Delinquency rate as of December 31,
			2022	2021	2020
By State:
California	12%	10%	2.09%	3.17%	6.20%
Texas	8%	7%	2.12%	2.89%	5.82%
Florida(2)	8%	8%	2.54%	2.97%	6.92%
New York(2)	5%	13%	2.95%	3.80%	6.92%
Illinois(2)	5%	6%	2.54%	3.09%	5.21%
Arizona	4%	2%	1.78%	2.31%	4.54%
Michigan	4%	3%	1.79%	1.87%	2.93%
North Carolina	3%	3%	1.59%	2.18%	3.84%
Georgia	3%	3%	2.23%	2.94%	5.89%
Washington	3%	3%	1.92%	2.98%	5.37%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
(2)	Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

	Percent of primary risk in-force as of December 31, 2022	Percent of direct primary case reserves as of December 31, 2022(1)	Delinquency rate as of December 31,
			2022	2021	2020
By MSA or MD:
Chicago-Naperville, IL MD	3%	5%	2.84%	3.68%	6.36%
Phoenix, AZ MSA	3%	2%	1.83%	2.36%	4.63%
New York, NY MD	3%	8%	3.75%	5.32%	10.25%
Atlanta, GA MSA	2%	3%	2.42%	3.28%	6.68%
Washington-Arlington, DC MD	2%	2%	1.85%	2.96%	6.09%
Houston, TX MSA	2%	3%	2.60%	3.61%	7.59%
Riverside-San Bernardino, CA MSA	2%	2%	2.89%	3.42%	7.08%
Los Angeles-Long Beach, CA MD	2%	2%	2.18%	3.95%	7.57%
Dallas, TX MD	2%	1%	1.86%	2.31%	5.10%
Denver-Aurora-Lakewood, CO MSA	2%	1%	1.12%	1.66%	3.77%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

The number of delinquencies may not correlate directly with the number of claims received because delinquencies may cure. The rate at which delinquencies cure is influenced by borrowers’ financial resources and circumstances and regional economic differences. Whether a delinquency leads to a claim correlates highly with the borrower’s equity at the time of delinquency, as it influences the borrower’s willingness to continue to make payments, and the borrower’s or the insured’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan, as well as the borrower’s financial ability to continue making payments. When Enact receives notice of a delinquency, it uses its proprietary model to determine whether a delinquent loan is a candidate for a modification. When the model identifies such a candidate, Enact’s loan workout specialists prioritize cases for loss mitigation based upon the likelihood that the loan will result in a claim. Loss mitigation actions include loan modification, extension of credit to bring a loan current, foreclosure forbearance, pre-foreclosure sale and deed-in-lieu. These loss mitigation efforts often are an effective way to reduce Enact’s claim exposure and ultimate payouts.

The following table sets forth the dispersion of Enact’s direct primary case reserves, primary insurance in-force and risk in-force by year of policy origination, weighted average mortgage interest rate and delinquency rate as of December 31, 2022:

(Amounts in millions)	Weighted average rate(1)	Percent of direct primary case reserves(2)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total	Delinquency rate
Policy Year
2008 and prior	5.70%	26%	$6,596	3%	$1,699	3%	9.61%
2009 to 2014	4.45%	4	2,113	1	560	1	5.01%
2015	4.20%	3	2,912	1	781	1	3.61%
2016	3.91%	6	6,296	2	1,681	3	3.17%
2017	4.28%	7	6,495	3	1,708	3	3.78%
2018	4.81%	9	6,839	3	1,736	3	4.63%
2019	4.24%	11	16,352	7	4,143	7	2.71%
2020	3.26%	17	55,358	22	14,158	22	1.47%
2021	3.10%	14	81,724	33	20,418	32	1.20%
2022	4.88%	3	63,577	25	15,907	25	0.54%

Total portfolio	3.84%	100%	$248,262	100%	$62,791	100%	2.08%

(1)	Average annual mortgage interest rate weighted by insurance in-force.
(2)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

Loss reserves in policy years 2008 and prior are outsized compared to their representation of risk in-force. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses Enact will experience on these policy years, they have become a smaller percentage of its total mortgage insurance portfolio. The largest portion of reserves has shifted to newer book years as a result of COVID-19 given their significant representation of risk in-force. As of December 31, 2022, Enact’s 2015 and newer policy years represented approximately 96% of primary risk in-force and 70% of total direct primary case reserves.

The ratio of the claim paid to the current risk in-force for a loan is referred to as “claim severity.” The current risk in-force is equal to the unpaid principal amount multiplied by the coverage percentage. The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend partly upon the time required to complete foreclosure, which varies depending upon state laws. Pre-foreclosure sales, acquisitions and other early workout and claim administration actions help to reduce overall claim severity. Enact’s average primary mortgage insurance claim severity was 94%, 103% and 106% for the years ended December 31, 2022, 2021 and 2020, respectively. The average claim severity for the year ended December 31, 2022 was impacted by low claim volumes and lifetime home price appreciation. The average claim severities do not include the effects of agreements on non-performing loans.

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

Our liability for policy and contract claims is reviewed quarterly and we completed a detailed review of our claim reserve assumptions and methodologies for our long-term care insurance business in the fourth quarter of 2022 as discussed further below. In the fourth quarter of 2022, we performed assumption reviews for our U.S. life insurance products, including our long-term care and life insurance products, and completed our loss recognition testing as discussed below. For our 2022 assumption updates, we generally did not include data after 2019 in setting any long-term assumptions, as we do not yet have sufficient information around longer term effects of the pandemic, which is consistent with the approach for our 2021 assumptions. Our review of assumptions, as part of our testing in the fourth quarter of 2022, included assumptions regarding expected claim incidence and terminations, expenses, benefit utilization, mortality, persistency, interest rates and in-force rate actions, among other assumptions. In addition, we performed cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis in the fourth quarter of 2022.

Our U.S. life insurance subsidiaries are subject to the NAIC’s RBC standards and other minimum statutory capital and surplus requirements. As of December 31, 2022, the RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state, or company action level RBC ratio. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 291% and 289% as of December 31, 2022 and 2021, respectively. The slight increase was driven by earnings in our long-term care insurance business mainly from premium rate increases and benefit reductions, including policyholder benefit reduction elections made in connection with legal settlements, that were mostly offset by high mortality in our life insurance products and unfavorable equity market performance in our variable annuity products.

We continue to face challenges in our principal life insurance subsidiaries, particularly those subsidiaries that rely heavily on long-term care insurance in-force rate actions as a source of earnings and capital. We may see variability in statutory results and a decline in the company action level RBC ratios of these subsidiaries given the time lag between the approval of in-force rate actions versus when the benefits from the in-force rate actions (including increased premiums and associated benefit reductions) are fully realized in our financial results. Additionally, the company action level RBC ratio of our U.S. life insurance subsidiaries would be negatively impacted by future increases in our statutory reserves, including results of life mortality, cash flow testing and assumption reviews, particularly in our long-term care and life insurance products. Future declines in the company action level RBC ratio of our life insurance subsidiaries could result in heightened supervision and regulatory action.

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

In recent years, our U.S. life insurance businesses have been impacted by COVID-19 as a result of elevated mortality. Our long-term care insurance operating results were favorably impacted by higher mortality in 2021 and 2020. This trend continued into 2022 albeit to a lesser extent, and we have seen mortality levels return to pre-pandemic levels in the latter half of 2022 in our long-term care insurance business. Conversely, higher mortality rates had unfavorable impacts in our life insurance products; however, we have seen lower mortality since the first quarter of 2022. We have also observed minimal impact from COVID-19 in our fixed annuity products. While the ongoing impact of COVID-19 is very difficult to predict, the related outcomes and impact on the U.S. life insurance business currently depend on the after-effects indirectly caused by the pandemic, including supply chain shortages and high inflation, and the shape of the economic recovery. For sensitivities related to lapses and mortality on our U.S. life insurance products, see “—Critical Accounting Estimates.” We will continue to monitor COVID-19 associated impacts and evaluate all of our assumptions that may need updating as a result of longer-term trends related to the pandemic.

Long-term care insurance

The long-term profitability of our long-term care insurance business depends upon how our actual experience compares with our valuation assumptions, including but not limited to morbidity, mortality and persistency. If any of our assumptions prove to be inaccurate, our reserves may be inadequate, which in the past has had, and may in the future have, a material adverse effect on our results of operations, financial condition and business. Results of our long-term care insurance business are also influenced by our ability to achieve in-force rate actions, improve investment yields and manage expenses and reinsurance, among other factors. Changes in laws or government programs, including long-term care insurance rate action legislation, regulation and/or practices, could also impact our long-term care insurance business either positively or negatively.

In the fourth quarter of 2022, we completed loss recognition and cash flow testing and reviewed key assumptions for future policy benefits, or active life reserves, for our long-term care insurance business, including assumptions regarding expected claim incidence and terminations, expenses, benefit utilization, interest rates and in-force rate actions, among other assumptions. As of December 31, 2022, our loss recognition testing margin for our long-term care insurance business, excluding the acquired block, was positive but slightly lower than the 2021 level. We continue to test our acquired block of long-term care insurance separately. In 2022, our loss recognition testing margin for the acquired block was positive and slightly higher than the 2021 level. All key margin testing assumptions were reviewed and updated where appropriate. We refined several assumptions, including reducing our lapse assumption in light of favorable experience from our long-term care insurance legal settlement elections and benefit reductions and updating our interest rate assumption to reflect the impact of the higher interest rate environment. These refinements were not significant and we believe our assumptions are holding up in the aggregate. We also evaluated our assumptions regarding expectations of future premium rate increase approvals and benefit reductions and made no significant changes to our 2022 multi-year in-force rate action plan. However, we did increase the value of our assumption for future approvals and benefit reductions based on recent rate increase approval experience, regulatory support and legal settlement results.

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

During the fourth quarter of 2022, we reviewed our assumptions and methodologies relating to our claim reserves of our long-term care insurance business. As part of our review, we considered emerging experience particularly in mortality and benefit utilization, including the impact of increased cost of care due to inflation. In 2022 and 2021, based on the review of our assumptions and methodologies, we did not make any significant changes to our claim reserves. For a discussion of additional information related to changes to our assumptions and methodologies to our long-term care insurance claim reserves, see “—Critical Accounting Estimates—Liability for policy and contract claims.”

As a result of the review of our claim reserves completed in prior years, we have been establishing higher claim reserves on new claims, which has negatively impacted earnings, and we expect this to continue going forward. Also, average claim reserves for new claims are trending higher over time as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts and higher inflation factors going on claim. Although new claim counts on our older long-term care insurance blocks of business will continue to decrease as the blocks run off, we are gaining more experience on our larger new blocks of business and expect continued growth in new claims on these blocks as policyholders reach older attained ages with higher likelihood of going on claim.

In our long-term care insurance products, we have experienced higher mortality during COVID-19 which has had a favorable impact on claim reserves and our operating results. Although it is not our practice to track cause of death for long-term care insurance policyholders and claimants, we believe the higher mortality in our long-term care insurance business in early 2022 as well as during 2021 was likely impacted by COVID-19, but we expect the impacts to be temporary. COVID-19 significantly increased mortality on our most vulnerable claimants, which may reduce mortality rates in future periods. To account for this change in experience due to COVID-19, we adjusted the mortality assumption in our claim reserves to reflect the risk of lower claim termination rates on remaining claims. As of December 31, 2022, the balance of our incremental claim reserves associated with COVID-19 mortality was $90 million, which decreased $44 million from the December 31, 2021 balance of $134 million as mortality decreased for most of 2022 as the impacts from the pandemic subsided.

Short-term mortality experience may fluctuate, and we would decrease the COVID-19 mortality adjustment if we continue to experience lower mortality.

We also experienced lower new claims incidence in our long-term care insurance business during COVID-19. However, we expected this to be temporary and that claims incidence experience would ultimately revert to pre-pandemic trends. As a result, we strengthened our IBNR claim reserves during the height of COVID-19. As of December 31, 2022 and 2021, the balance of IBNR claim reserves due to lower claims incidence was $47 million and $75 million, respectively. We are seeing new claims incidence trending back to pre-pandemic levels. In addition, during the pandemic, a larger share of our claimants sought home care instead of facility-based care, and as the impacts of the pandemic subside, we have seen that trend begin to reverse. We continue to utilize virtual assessments to assess eligibility for benefits while in-person assessments have been temporarily discontinued since the onset of COVID-19. We are reviewing the options to resume in-person assessments, with appropriate protocols in place, while having virtual assessments available for those policyholders who would prefer this option. For claimants without the technology to perform virtual assessments, we have alternate options for gathering information. Our long-term care insurance benefit utilization will be monitored for impact, although it is too early to tell the magnitude and/or direction of that impact.

Given the ongoing challenges in our long-term care insurance business, we continue to pursue initiatives to improve the risk and profitability profile of our business, including: premium rate increases and associated benefit reductions on our in-force policies; managing expense levels; executing investment strategies targeting higher returns; and enhancing our financial and actuarial analytical capabilities. In addition, we have reached certain legal settlements regarding alleged disclosure deficiencies in premium increases for long-term care insurance policies. The first legal settlement related to certain of our long-term care insurance policies, which represents approximately 20% of our block, was implemented beginning in 2021 and its implementation was materially completed in the second quarter of 2022. Another similar legal settlement on certain of our long-term care insurance policies, which represents 15% of our block, became final on July 29, 2022. We began implementation of this settlement on August 1, 2022, and recognized modest benefits during the fourth quarter of 2022. Because the election mailings occur on the policyholder’s policy anniversary date, the majority of the impacts are expected to be realized in 2023. However, we do not expect the financial impacts of this settlement to be as significant as they were with the first settlement given the smaller policy block size. On February 15, 2023, the court issued final approval on another similar pending settlement on certain of our long-term care insurance policies, which represents 35% of our block. The judgment will become final 30 days after its entry, or upon final resolution of any timely appeal, and we would expect to begin implementation in the second quarter of 2023. While the two new settlements are similar to the previous settlement, their ultimate impact will depend on the policyholder election rates and the types of reduced benefits elected. Given our experience with the first settlement, we expect these additional settlements to result in an overall net favorable impact to our long-term care insurance business. While we expect renewal premiums to decline over time, the settlements could accelerate that decline if policyholders continue to elect non-forfeiture and reduced benefit options, which have predominantly been the most prevalent policyholder elections for these legal settlements. Executing on our multi-year long-term care insurance in-force rate action plan with premium rate increases and associated benefit reductions on our legacy long-term care insurance policies is critical to the business. For an update on in-force rate actions, refer to “—Significant Developments and Strategic Highlights—U.S. Life Insurance” and “Item 1—Business—U.S. Life Insurance—In-force rate actions.”

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

Mortality levels may deviate each period from historical trends. Overall mortality experience was lower in 2022 compared to 2021. In our life insurance products, COVID-19 deaths also declined in 2022 compared to 2021. We have experienced higher mortality than our then-current and priced-for assumptions in recent years for our universal life insurance block. We have also been experiencing higher mortality related charges resulting from an increase in rates charged by our reinsurance partners reflecting natural block aging and higher mortality compared to expectations.

In the fourth quarters of 2022 and 2021, we performed our annual review of life insurance assumptions and loss recognition testing. Our reviews focused on assumptions for mortality, persistency and interest rates, among other assumptions. Our mortality assumption was updated in 2021 to align with the overall pre-COVID-19 experience in later-duration as well as in targeted blocks such as term universal life insurance, conversion policies and post-level term. As of December 31, 2022, the loss recognition testing margin for our term and whole life insurance products was positive and consistent with the 2021 level.

As part of our annual review of assumptions in the fourth quarter of 2022, we recorded a $34 million after-tax benefit in our universal and term universal life insurance products primarily related to higher interest rates. As part of our review in the fourth quarter of 2021, we recorded a $70 million after-tax expense in our universal and term universal life insurance products primarily related to higher pre-COVID-19 mortality experience.

For the year ended December 31, 2022, in connection with our review of DAC for recoverability, we recorded after-tax charges of $41 million in our universal and term universal life insurance products compared to $92 million after-tax charges in 2021. However, there was no recoverability charge in the fourth quarter of 2022 as a result of our favorable assumption update. For a discussion of additional information related to changes to our assumptions and DAC recoverability related to our life insurance business, see “—Critical Accounting Estimates.”

Our mortality experience for older ages is emerging and we continue to monitor trends in mortality improvement. We will continue to regularly review our mortality assumptions as well as all of our other assumptions in light of emerging experience. We may be required to make adjustments in the future to our assumptions which could impact our life insurance reserves. Any materially adverse changes to our assumptions, including mortality, persistency or interest rates, could have a materially negative impact on our results of operations, financial condition and business. For a discussion of additional information related to changes to our life insurance assumptions, see “—Critical Accounting Estimates.”

Compared to 1998 and prior years, we had a significant increase in term life insurance sales between 1999 and 2009, particularly in 1999 and 2000. The blocks of business issued since 2000 vary in size as compared to the large 1999 and 2000 blocks of business. As our large 10-, 15- and 20-year level premium period term life insurance policies written in 1999 and 2000 transitioned to their post-level guaranteed premium rate period, we experienced lower persistency compared to our pricing and valuation assumptions which accelerated DAC amortization in previous years. Our 20-year level premium period business written in 2002 began to enter its post-level period in 2022 and we experienced elevated DAC amortization, albeit lower than the levels we experienced in 2020 and 2019, due to higher-than-expected lapses as these policies exit the level premium period.

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

We have previously had premium deficiencies in our single premium immediate annuity products that resulted in the establishment of additional future policy benefit reserves that were reflected as charges to net income. In 2022 and 2021, the results of our loss recognition testing did not result in a premium deficiency; therefore, our liability for future policy benefits was sufficient. The impacts of future adverse changes in our assumptions could result in the establishment of additional future policy benefit reserves and would be immediately reflected as a charge to earnings. For additional information, see “—Critical Accounting Estimates—Future Policy Benefits.”

For fixed indexed annuities, equity market and interest rate performance and volatility could also result in additional gains or losses, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2020	2022 vs. 2021
Revenues:
Premiums	$2,773	$2,454	$2,858	$319	13%
Net investment income	2,769	3,029	2,878	(260)	(9)%
Net investment gains (losses)	16	329	517	(313)	(95)%
Policy fees and other income	543	565	595	(22)	(4)%

Total revenues	6,101	6,377	6,848	(276)	(4)%

Benefits and expenses:
Benefits and other changes in policy reserves	4,301	4,230	4,781	71	2%
Interest credited	322	346	383	(24)	(7)%
Acquisition and operating expenses, net of deferrals	1,078	865	620	213	25%
Amortization of deferred acquisition costs and intangibles	272	340	418	(68)	(20)%
Interest expense	—	—	5	—	—%

Total benefits and expenses	5,973	5,781	6,207	192	3%

Income from continuing operations before income taxes	128	596	641	(468)	(79)%
Provision for income taxes	55	155	163	(100)	(65)%

Income from continuing operations	73	441	478	(368)	(83)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (1)	(17)	(330)	(525)	313	95%
Losses on early extinguishment of debt	—	—	4	—	—%
Initial loss from life block transaction	—	92	—	(92)	(100)%
Expenses related to restructuring	(1)	17	1	(18)	(106)%
Pension plan termination costs	8	—	—	8	NM (2)
Taxes on adjustments	3	47	110	(44)	(94)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$66	$267	$68	$(201)	(75)%

(1)

For the years ended December 31, 2022, 2021 and 2020, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million, $(1) million and $(8) million, respectively.

(2)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth adjusted operating income (loss) for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2020	2022 vs. 2021
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$142	$445	$237	$(303)	(68)%
Life insurance	(148)	(269)	(247)	121	45%
Fixed annuities	72	91	78	(19)	(21)%

Total adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$66	$267	$68	$(201)	(75)%

2022 compared to 2021

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•

Adjusted operating income in our long-term care insurance business decreased $303 million primarily from higher severity and frequency of new claims, lower net investment income and lower terminations as the pandemic impacts lessened in 2022. The decrease was also attributable to a $49 million less favorable impact in 2022 from in-force rate actions approved and implemented, which included a lower net favorable impact from policyholder benefit reduction elections made in connection with legal settlements, as the implementation of one is materially complete and the implementation of another one began in August 2022.

•

The adjusted operating loss in our life insurance business decreased $121 million mainly attributable to a favorable unlocking of $34 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2022 compared to an unfavorable unlocking of $70 million in 2021 (see “—Critical Accounting Estimates” for additional information). The decrease was also attributable to lower mortality as the pandemic impacts subsided and lower DAC impairments of $51 million in 2022. These decreases were partially offset by higher lapses in our 20-year term life insurance block written in 2002 entering its post-level premium period in 2022.

•

Adjusted operating income in our fixed annuities business decreased $19 million mainly attributable to lower net spreads, partially offset by lower DAC amortization and higher mortality in our single premium immediate annuity products in 2022.

Revenues

Premiums

•

Our long-term care insurance business decreased $51 million primarily driven by lower renewal premiums from policy terminations and policies entering paid-up status, partially offset by $93 million of increased premiums in 2022 from in-force rate actions approved and implemented.

•

Our life insurance business increased $370 million primarily driven by lower ceded premiums, partially offset by the continued runoff of our in-force blocks in 2022. In 2021, we initially ceded $360 million of certain term life insurance premiums under a new reinsurance treaty as part of a life block transaction.

Net investment income

•

Our long-term care insurance business decreased $127 million largely from lower income of $169 million in 2022 mostly attributable to limited partnerships, bond calls and commercial mortgage loan prepayments. The decrease was partially offset by higher income of $18 million related to U.S. Government Treasury Inflation Protected Securities (“TIPS”) and higher average invested assets in 2022.

•	Our life insurance business decreased $24 million principally related to $19 million of lower bond calls and commercial mortgage loan prepayments, and lower average invested assets in 2022.

•	Our fixed annuities business decreased $109 million largely attributable to lower average invested assets, as well as $35 million of lower bond calls and commercial mortgage loan prepayments in 2022.

Net investment gains (losses)

•

Our long-term care insurance business decreased $238 million primarily driven by lower net unrealized gains from mark to market adjustments on limited partnerships and changes in the fair value of equity securities in 2022.

•

Our life insurance business decreased $69 million primarily due to lower net realized gains on the sale of investment securities in 2022, as well as unrealized losses from changes in the fair value of equity securities and derivative losses in 2022 compared to gains in 2021.

Policy fees and other income. The decrease was largely related to our life insurance business driven mostly by the runoff of our in-force blocks.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our long-term care insurance business increased $344 million primarily due to a less favorable impact of $253 million from reduced benefits in 2022 related to in-force rate actions approved and implemented, which included policyholder benefit reduction elections made in connection with legal settlements as the implementation of one is materially complete and the implementation of another one began in August 2022. The increase was also attributable to aging of the in-force block, including higher severity and frequency of new claims, less favorable development on incurred but not reported claims, as well as lower terminations as the impacts of the pandemic lessened in 2022. These increases were partially offset by lower incremental reserves of $244 million recorded in connection with an accrual for profits followed by losses in 2022. To account for the change in experience related to mortality and claim incidence due to COVID-19, we increased claim reserves by $10 million in 2021. As the impacts of COVID-19 lessened, we reduced claim reserves by $72 million in 2022.

•

Our life insurance business increased $135 million largely from higher ceded reinsurance in 2021. We initially ceded $268 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block transaction in 2021. The increase was partially offset by lower mortality and a favorable unlocking of $37 million in our universal and term universal life insurance products as part of our annual review of assumptions in the fourth quarter of 2022 compared to an unfavorable unlocking of $86 million in 2021 (see “—Critical Accounting Estimates—Policyholder account balances” for additional information).

•

Our fixed annuities business decreased $408 million principally from lower assumed reserves as a result of a third-party recapture of $374 million of certain single premium immediate annuity contracts and from higher mortality in 2022.

Interest credited. The decrease in interest credited was driven by declines of $18 million in our fixed annuities products and $6 million in our life insurance products due to lower average account values from block runoff.

Acquisition and operating expenses, net of deferrals

•

Our long-term care insurance business decreased $131 million principally related to lower premium taxes, commissions and other expenses of $98 million in 2022 associated with our in-force rate action plan, which included expenses related to policyholder benefit reduction elections made in connection with legal settlements as the implementation of one is materially complete and the implementation of another one began in August 2022. The decrease was also attributable to restructuring costs of $12 million in 2021 that did not recur and lower operating costs in 2022.

•

Our life insurance business decreased $7 million primarily due to lower reinsurance, operating and restructuring costs in 2022. These decreases were partially offset by a $25 million legal settlement expense, $19 million primarily related to conversion costs associated with an outsourcing arrangement and pension plan termination costs of $8 million in 2022.

•

Our fixed annuities business increased $351 million primarily due to a payment of $365 million related to the recapture of certain single premium immediate annuity contracts by a third party in 2022, partially offset by lower operating costs largely due to block runoff.

Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business decreased $17 million primarily due to lower policy terminations and policies entering paid-up status in 2022.

•

Our life insurance business decreased $38 million primarily from lower DAC impairments of $65 million on our universal and term universal life insurance products, as well as lower lapses and mortality in 2022, partially offset by higher lapses in our 20-year term life insurance block written in 2002 entering its post-level premium period.

•	Our fixed annuities business decreased $13 million primarily due to higher interest rates in 2022 that are expected to increase future investment spreads.

Provision for income taxes. The effective tax rate was 43.3% and 26.1% for the years ended December 31, 2022 and 2021, respectively. The increase in the effective tax rate was primarily attributable to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income, in relation to lower pre-tax income in 2022.

U.S. Life Insurance selected operating performance measures

Long-term care insurance

As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring their loss ratios back towards their original pricing. In aggregate, we estimate that we have achieved approximately $23.5 billion, on a net present value basis, of approved in-force rate increases since 2012. We continue to work closely with the NAIC and state regulators to demonstrate the broad-based need for actuarially justified rate increases and associated benefit reductions in order to pay future claims.

The following table summarizes the impact from cumulative in-force rate actions on the results of operations of our long-term care insurance business for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2020	2022 vs. 2021
Premiums	$923	$830	$746	$93	11%
Plus: Benefits and other changes in policy reserves(1)	659	912	507	(253)	(28)%
Less: Acquisition and operating expenses, net of deferrals(2)	184	282	62	(98)	(35)%

Adjusted operating income before taxes	1,398	1,460	1,191	(62)	(4)%
Income taxes	294	307	250	(13)	(4)%

Adjusted operating income(3)	$1,104	$1,153	$941	$(49)	(4)%

(1)

Amounts represent benefit reductions elected by policyholders as an alternative to increased premiums. These amounts reduced benefits and other changes in policy reserves in our long-term care insurance business for the periods indicated.

(2)

Amounts include premium taxes, commissions and other expenses associated with our long-term care insurance in-force rate action plan, which included expenses of $104 million and $209 million for the years ended December 31, 2022 and 2021, respectively, related to policyholder benefit reduction elections made in connection with legal settlements. Included in the $104 million and $209 million of expenses for the years ended December 31, 2022 and 2021, respectively, was $96 million and $185 million, respectively, of cash damages. The implementation of one legal settlement is materially complete and the implementation of another one began in August 2022.

(3)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders attributable to in-force rate actions excludes reserve updates resulting from profits followed by losses and reserve changes for group products.

See our results of operations above for additional details.

The following table presents net earned premiums and the loss ratio for our long-term care insurance business for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2020	2022 vs. 2021
Net earned premiums:
Individual long-term care insurance(1)	$2,405	$2,466	$2,497	$(61)	(2)%
Group long-term care insurance	134	124	123	10	8%

Total	$2,539	$2,590	$2,620	$(51)	(2)%

Loss ratio	75%	61%	71%	14%

(1)

For the years ended December 31, 2022, 2021 and 2020, amounts include increased premiums of $923 million, $830 million and $746 million, respectively, from in-force rate actions approved and implemented.

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums decreased in 2022 compared to 2021 primarily driven by lower renewal premiums from policy terminations and policies entering paid-up status, partially offset by $93 million of increased premiums in 2022 from in-force rate actions approved and implemented.

The loss ratio increased in 2022 compared to 2021 due to higher benefits and other changes in reserves and lower premiums in 2022 as discussed above.

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of and for the dates indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2020	2022 vs. 2021
Term and whole life insurance
Net earned premiums (1)	$234	$(136)	$238	$370	NM (2)
Life insurance in-force, net of reinsurance	48,162	47,297	59,919	865	2%
Life insurance in-force before reinsurance	300,145	332,793	362,082	(32,648)	(10)%
Term universal life insurance
Net deposits	$187	$203	$217	$(16)	(8)%
Life insurance in-force, net of reinsurance	92,719	99,471	107,048	(6,752)	(7)%
Life insurance in-force before reinsurance	93,336	100,119	107,774	(6,783)	(7)%
Universal life insurance
Net deposits	$245	$259	$269	$(14)	(5)%
Life insurance in-force, net of reinsurance	29,798	31,117	32,501	(1,319)	(4)%
Life insurance in-force before reinsurance	33,622	35,228	36,839	(1,606)	(5)%
Total life insurance
Net earned premiums and deposits (1)	$666	$326	$724	$340	104%
Life insurance in-force, net of reinsurance	170,679	177,885	199,468	(7,206)	(4)%
Life insurance in-force before reinsurance	427,103	468,140	506,695	(41,037)	(9)%

(1)	In the fourth quarter of 2021, we initially ceded premiums of $360 million associated with certain term life insurance policies under a new reinsurance treaty as part of a life block transaction.
(2)	We define “NM” as not meaningful for increases or decreases greater than 200%.

We no longer solicit sales of our traditional life insurance products; however, we continue to service our existing blocks of business.

Term and whole life insurance

Net earned premiums increased in 2022 compared to 2021 mainly attributable to lower ceded premiums in 2022, partially offset by the continued runoff of our in-force blocks. In 2021, we initially ceded $360 million of certain term life insurance premiums under a new reinsurance treaty as part of a life block transaction.

Universal and term universal life insurance

Net deposits decreased in 2022 compared to 2021 primarily attributable to lower renewals in 2022 and from the continued runoff of our in-force blocks.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities business as of and for the dates indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2020	2022 vs. 2021
Account value, beginning of period	$10,163	$11,815	$13,023	$(1,652)	(14)%
Deposits	72	83	80	(11)	(13)%
Surrenders, benefits and product charges (1)	(2,015)	(1,976)	(1,886)	(39)	(2)%

Net flows	(1,943)	(1,893)	(1,806)	(50)	(3)%
Interest credited and investment performance	257	349	405	(92)	(26)%
Effect of accumulated net unrealized investment gains (losses)	(627)	(108)	193	(519)	NM (2)

Account value, end of period	$7,850	$10,163	$11,815	$(2,313)	(23)%

(1)	Amount included the recapture of $373 million account value of certain single premium immediate annuities by a third party during 2022.
(2)	We define “NM” as not meaningful for increases or decreases greater than 200%.

We no longer solicit sales of our traditional fixed annuity products; however, we continue to service our existing block of business.

Account value as of December 31, 2022 decreased compared to December 31, 2021 driven mostly by surrenders and benefits, which included the recapture of $373 million of certain single premium immediate annuity contracts by a third party in 2022. The decrease compared to December 31, 2021 was also attributable to unfavorable market performance, partially offset by interest credited in 2022.

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

Segment results of operations

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2020	2022 vs. 2021
Revenues:
Net investment income	$214	$194	$210	$20	10%
Net investment gains (losses)	(16)	3	(26)	(19)	NM (1)
Policy fees and other income	114	134	130	(20)	(15)%

Total revenues	312	331	314	(19)	(6)%

Benefits and expenses:
Benefits and other changes in policy reserves	35	27	48	8	30%
Interest credited	181	162	166	19	12%
Acquisition and operating expenses, net of deferrals	42	53	48	(11)	(21)%
Amortization of deferred acquisition costs and intangibles	23	20	23	3	15%

Total benefits and expenses	281	262	285	19	7%

Income from continuing operations before income taxes	31	69	29	(38)	(55)%
Provision for income taxes	5	13	4	(8)	(62)%

Income from continuing operations	26	56	25	(30)	(54)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (2)	14	(3)	23	17	NM (1)
Taxes on adjustments	(3)	1	(5)	(4)	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$37	$54	$43	$(17)	(31)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)

For the years ended December 31, 2022 and 2020, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(2) million and $(3) million, respectively.

2022 compared to 2021

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income decreased predominantly due to the impact from unfavorable equity market performance and higher interest rates on our variable annuity products in 2022.

Revenues

Net investment income increased primarily from higher policy loan income in our corporate-owned life insurance products in 2022.

Net investment losses in 2022 were predominantly related to derivative losses, partially offset by gains on embedded derivatives associated with our variable annuity products with GMWBs. Net investment gains in 2021 were predominantly related to gains on embedded derivatives associated with our variable annuity products with GMWBs and net gains from the sale of investment securities, partially offset by derivative losses.

Policy fees and other income decreased principally from lower fee income driven mostly by a decline in the average account values in our variable annuity products in 2022.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily attributable to higher GMDB reserves in our variable annuity products due to unfavorable equity market performance and higher interest rates in 2022.

Interest credited increased largely due to our corporate-owned life insurance products in 2022.

Acquisition and operating expenses, net of deferrals, decreased principally from lower commissions and operating costs in our variable annuity products in 2022 due to block runoff.

Amortization of deferred acquisition costs and intangibles increased primarily from higher DAC amortization in our variable annuity products due to unfavorable equity market performance in 2022.

Provision for income taxes. The effective tax rate decreased to 14.9% for the year ended December 31, 2022 from 18.5% for the year ended December 31, 2021. The decrease was primarily attributable to tax benefits from tax favored items in relation to lower pre-tax income in 2022.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of and for the dates indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2020	2022 vs. 2021
Account value, beginning of period	$4,839	$5,001	$5,042	$(162)	(3)%
Deposits	16	19	20	(3)	(16)%
Surrenders, benefits and product charges	(463)	(607)	(559)	144	24%

Net flows	(447)	(588)	(539)	141	24%
Interest credited and investment performance	(730)	426	498	(1,156)	NM (1)

Account value, end of period	$3,662	$4,839	$5,001	$(1,177)	(24)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

We no longer solicit sales of our variable annuity or variable life insurance products; however, we continue to service our existing blocks of business and accept additional deposits on existing contracts and policies.

Account value as of December 31, 2022 decreased compared to December 31, 2021 primarily related to unfavorable equity market performance and surrenders in 2022.

Funding agreements

The following table presents the account value of our funding agreements as of and for the dates indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2020	2022 vs. 2021
Account value, beginning of period	$250	$300	$253	$(50)	(17)%
Deposits	—	—	150	—	—%
Surrenders and benefits	(53)	(52)	(106)	(1)	(2)%

Net flows	(53)	(52)	44	(1)	(2)%
Interest credited	3	2	3	1	50%

Account value, end of period	$200	$250	$300	$(50)	(20)%

Account value as of December 31, 2022 decreased compared to December 31, 2021 from a principal payment of $50 million.

Corporate and Other Activities

Results of operations

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2020	2022 vs. 2021
Revenues:
Premiums	$6	$6	$7	$—	—%
Net investment income	8	6	6	2	33%
Net investment gains (losses)	(15)	(7)	5	(8)	(114)%
Policy fees and other income	—	1	(2)	(1)	(100)%

Total revenues	(1)	6	16	(7)	(117)%

Benefits and expenses:
Benefits and other changes in policy reserves	—	1	4	(1)	(100)%
Acquisition and operating expenses, net of deferrals	24	75	61	(51)	(68)%
Amortization of deferred acquisition costs and intangibles	—	2	1	(2)	(100)%
Interest expense	54	109	172	(55)	(50)%

Total benefits and expenses	78	187	238	(109)	(58)%

Loss from continuing operations before income taxes	(79)	(181)	(222)	102	56%
Benefit for income taxes	(15)	(53)	(39)	38	72%

Loss from continuing operations	(64)	(128)	(183)	64	50%
Adjustments to loss from continuing operations:
Net investment (gains) losses	15	7	(5)	8	114%
Losses on early extinguishment of debt	6	45	5	(39)	(87)%
Expenses related to restructuring	—	14	2	(14)	(100)%
Taxes on adjustments	(5)	(14)	(1)	9	64%

Adjusted operating loss available to Genworth Financial Inc.’s common stockholders	$(48)	$(76)	$(182)	$28	37%

2022 compared to 2021

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss decreased primarily related to lower interest expense, partially offset by tax benefits of $21 million in 2021 from a reduction in uncertain tax positions due to the expiration of certain statute of limitations that did not recur.

Revenues

The increase in net investment losses was primarily related to net realized losses from the sale of investment securities in 2022 compared to net realized gains in 2021, partially offset by derivative gains in 2022 compared to derivative losses in 2021.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased mainly driven by $24 million of lower make-whole premiums on the early redemption of Genworth Holdings’ senior notes and $15 million of lower net losses related to the repurchase of Genworth Holdings’ senior notes in 2022, as well as $14 million of restructuring costs in 2021 that did not recur.

Interest expense decreased largely driven by the early redemption and repurchase of Genworth Holdings’ senior notes due in September 2021, August 2023 and February 2024, partially offset by a higher floating rate of interest on Genworth Holdings’ junior subordinated notes in 2022.

The decrease in the benefit for income taxes was primarily related to a reduction in uncertain tax positions due to the expiration of certain statute of limitations in 2021 that did not recur, as well as a lower pre-tax loss in 2022.

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

During the fourth quarter of 2022, the U.S. Federal Reserve continued to aggressively address elevated inflation by increasing interest rates. The U.S. Federal Reserve increased interest rates by 75 basis points at its meeting held in November 2022 and by 50 basis points in December 2022, with an additional increase of 25 basis points in February 2023, bringing the target range to the highest level since 2007. An imbalance of supply and demand, a tightening labor market, supply chain disruptions, rising commodity prices and increased housing costs, as well as the Russian invasion of Ukraine and subsequent sanctions from the United States and Western Europe, contributed to the rise in inflation throughout 2022. The consumer price index peaked above 9% during the first half of 2022 but slowed for six consecutive months during the second half of 2022 with annual inflation of 6.5% as of December 31, 2022. A strong labor market partially offset some of the inflationary pressures in the economy, with the unemployment rate in line with pre-COVID-19 levels and job creation steady in the fourth quarter of 2022.

Gross domestic product contracted in the first half of 2022 due in part to elevated inflation pressure on consumers, monetary tightening and persistent supply chain disruptions, but increased modestly in the second half of 2022, reflecting increases in exports and government consumption, as well as consumer spending supported by a strong labor market. Given the persistent high inflation, supply chain disruptions, evolving U.S. Federal Reserve monetary policy, including the expectation of continued higher interest rates, and prolonged geopolitical tensions, it is possible the U.S. economy could fall into a recession in 2023. Specific to Genworth, we continue to closely monitor the operating results and financial position of Enact Holdings, particularly related to emerging housing trends. If housing trends move in an unfavorable direction in contrast to our current projections, our liquidity, financial position and results of operations could be adversely impacted. See “—Enact segment—Trends and conditions” for additional information.

Trends and conditions

Investments

U.S. Treasury yields fluctuated during the fourth quarter of 2022 driven by economic data releases and monetary policy actions by the U.S. Federal Reserve. The U.S. Treasury yield for shorter maturities increased during the fourth quarter of 2022 in line with actual and expected interest rate increases by the U.S. Federal Reserve. The differential between the two-year and ten-year U.S. Treasury yield continued to invert during the fourth quarter of 2022 as the two-year U.S. Treasury yield rose even higher than the ten-year U.S. Treasury yield. The thirty-year U.S. Treasury yield also rose higher than the ten-year U.S. Treasury yield as of December 31, 2022, normalizing the long-term end of the curve.

Credit markets performed well during the fourth quarter of 2022 due to a reduction in interest rate volatility driven by market clarity on monetary policy, as well as reduced macroeconomic pressures as a result of a strong labor market and moderating inflation. The improved economic environment allowed corporate borrowers to access capital markets with an increase in public corporate bond issuance, and investment grade credit spreads were lower during the fourth quarter of 2022.

As of December 31, 2022, our investment portfolio had no direct exposure to Russia or Ukraine. At this time, we do not believe there is a material risk to the valuation of our investment portfolio due to credit losses or direct write-offs that may arise as a result of the conflict.

As of December 31, 2022, our fixed maturity securities portfolio, which was 96% investment grade, comprised 77% of our total invested assets and cash.

Derivatives

As of December 31, 2022, $1.4 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”). The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of December 31, 2022, we posted initial margin of $71 million to our clearing agents, which represented approximately $36 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of December 31, 2022, $9.6 billion notional of our derivatives portfolio was in bilateral OTC derivative transactions pursuant to which we have posted aggregate independent amounts of $437 million and are holding collateral from counterparties in the amount of $21 million.

In July 2017, the United Kingdom Financial Conduct Authority announced its intention to transition away from London Interbank Offered Rate (“LIBOR”), with its full elimination to occur after 2021. The LIBOR tenors, such as the three-month LIBOR, have various phase-out dates with the last committed publication date of June 30, 2023. The Alternate Reference Rate Committee (“ARRC”), convened by the Board of Governors of the Federal Reserve System and the New York Federal Reserve Bank, has endorsed the Secured Overnight Financing Rate (“SOFR”) as its preferred replacement benchmark for U.S. dollar LIBOR. SOFR is calculated and published by the New York Federal Reserve Bank and reflects the combination of three overnight U.S. Treasury Repo Rates. The rate is different from LIBOR, in that it is a risk-free rate, is backward-looking instead of forward-looking, is a secured rate and currently is available primarily as an overnight rate rather than a one-, three- or six-month rate available for LIBOR.

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

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the years ended December 31:

							Increase (decrease)
	2022		2021		2020		2022 vs. 2021
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$2,296	4.5%	$2,411	4.7%	$2,448	—%	$(115)
Fixed maturity securities—non-taxable	4.7%	5	5.6%	7	4.3%	6	(0.9)%	(2)
Equity securities	4.0%	10	4.0%	9	4.2%	12	—%	1
Commercial mortgage loans	4.6%	321	5.5%	376	5.0%	345	(0.9)%	(55)
Policy loans	10.0%	211	9.3%	189	9.5%	199	0.7%	22
Limited partnerships (1)	4.7%	99	15.7%	223	9.1%	72	(11.0)%	(124)
Other invested assets (2)	59.9%	267	69.7%	241	56.0%	223	(9.8)%	26
Cash, cash equivalents, restricted cash and short-term investments	1.2%	20	—%	1	0.5%	15	1.2%	19

Gross investment income before expenses and fees	5.0%	3,229	5.2%	3,457	5.0%	3,320	(0.2)%	(228)
Expenses and fees	(0.2)%	(83)	(0.1)%	(87)	(0.1)%	(93)	(0.1)%	4

Net investment income	4.8%	$3,146	5.1%	$3,370	4.9%	$3,227	(0.3)%	$(224)

Average invested assets and cash		$65,160		$66,099		$65,982		$(939)

(1)	Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

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

Gross annualized weighted-average investment yields decreased in 2022 compared to 2021 primarily driven by lower net investment income on lower average invested assets. Net investment income included $124 million of lower limited partnership income and $106 million of lower bond calls and commercial mortgage loan prepayments, partially offset by $18 million of higher income related to inflation-driven volatility on TIPS in 2022.

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2022	2021	2020
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$28	$67	$471
Realized losses	(102)	(10)	(29)

Net realized gains (losses) on available-for-sale fixed maturity securities	(74)	57	442
Net realized gains (losses) on equity securities sold	—	(7)	(1)
Net realized gains (losses) on limited partnerships	—	3	—

Total net realized investment gains (losses)	(74)	53	441

Net change in allowance for credit losses on available-for-sale fixed maturity securities	—	(6)	(5)
Write-down of available-for-sale fixed maturity securities	(2)	(1)	(4)
Net unrealized gains (losses) on equity securities still held	(35)	1	4
Net unrealized gains (losses) on limited partnerships	71	264	112
Commercial mortgage loans	4	(3)	(2)
Derivative instruments	17	14	(49)
Other	2	1	(5)

Net investment gains (losses)	$(17)	$323	$492

2022 compared to 2021

•

We recorded net realized losses related to the sale of available-for-sale fixed maturity securities of $74 million in 2022 compared to net realized gains of $57 million in 2021 primarily driven by sales of U.S. corporate securities to manage asset exposure and to optimize cash at Genworth Holdings in 2022.

•

We recorded $193 million of lower net unrealized gains on limited partnerships in 2022 compared to 2021 primarily from less favorable private equity market performance in 2022. We also recorded $35 million of net unrealized losses on equity securities during 2022 driven by unfavorable equity market performance.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of December 31:

	2022		2021
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Available-for-sale fixed maturity securities:
Public	$31,757	53%	$42,501	58%
Private	14,826	24	17,979	24
Equity securities	319	1	198	—
Commercial mortgage loans, net	7,010	11	6,830	9
Policy loans	2,139	3	2,050	3
Limited partnerships	2,331	4	1,900	3
Other invested assets	566	1	820	1
Cash, cash equivalents and restricted cash	1,799	3	1,571	2

Total cash, cash equivalents and invested assets	$60,747	100%	$73,849	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to our investment portfolio.

We hold fixed maturity and equity securities, limited partnerships, derivatives, embedded derivatives and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of December 31, 2022, approximately 7% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 16 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to fair value.

Fixed maturity securities

As of December 31, 2022, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,446	$86	$(191)	$—	$3,341
State and political subdivisions	2,726	19	(346)	—	2,399
Non-U.S. government	731	15	(101)	—	645
U.S. corporate:
Utilities	4,295	50	(447)	—	3,898
Energy	2,450	33	(221)	—	2,262
Finance and insurance	8,005	59	(871)	—	7,193
Consumer—non-cyclical	4,776	84	(403)	—	4,457
Technology and communications	3,265	43	(361)	—	2,947
Industrial	1,312	15	(130)	—	1,197
Capital goods	2,290	41	(193)	—	2,138
Consumer—cyclical	1,758	14	(155)	—	1,617
Transportation	1,165	32	(97)	—	1,100
Other	325	3	(18)	—	310

Total U.S. corporate	29,641	374	(2,896)	—	27,119

Non-U.S. corporate:
Utilities	817	—	(77)	—	740
Energy	1,009	19	(68)	—	960
Finance and insurance	2,124	30	(208)	—	1,946
Consumer—non-cyclical	655	1	(90)	—	566
Technology and communications	997	4	(107)	—	894
Industrial	880	8	(70)	—	818
Capital goods	606	3	(63)	—	546
Consumer—cyclical	308	—	(32)	—	276
Transportation	392	12	(29)	—	375
Other	932	15	(58)	—	889

Total non-U.S. corporate	8,720	92	(802)	—	8,010

Residential mortgage-backed	1,059	7	(71)	—	995
Commercial mortgage-backed	2,183	2	(277)	—	1,908
Other asset-backed	2,328	1	(163)	—	2,166

Total available-for-sale fixed maturity securities	$50,834	$596	$(4,847)	$—	$46,583

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

Fixed maturity securities decreased $13.9 billion primarily as a result of a change from net unrealized investment gains in 2021 to net unrealized investment losses in 2022 due to an increase in interest rates, as well as from net sales and maturities in 2022.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of December 31:

	2022		2021
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Bank loan investments	$467	82%	$363	45%
Derivatives	50	9	414	50
Short-term investments	3	1	26	3
Other investments	46	8	17	2

Total other invested assets	$566	100%	$820	100%

Derivatives decreased largely from an increase in interest rates in 2022. Bank loan investments increased from funding of additional investments, partially offset by principal repayments in 2022.

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

(Notional in millions)	Measurement	December 31, 2021	Additions	Maturities/ terminations	December 31, 2022
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$7,653	$1,109	$(220)	$8,542
Foreign currency swaps	Notional	127	17	—	144

Total cash flow hedges		7,780	1,126	(220)	8,686

Total derivatives designated as hedges		7,780	1,126	(220)	8,686

Derivatives not designated as hedges
Equity index options	Notional	1,446	946	(1,456)	936
Financial futures	Notional	946	4,405	(3,948)	1,403
Other foreign currency contracts	Notional	83	—	(83)	—

Total derivatives not designated as hedges		2,475	5,351	(5,487)	2,339

Total derivatives		$10,255	$6,477	$(5,707)	$11,025

(Number of policies)	Measurement	December 31, 2021	Additions	Maturities/ terminations	December 31, 2022
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	21,804	—	(1,876)	19,928
Fixed index annuity embedded derivatives	Policies	9,344	—	(2,029)	7,315
Indexed universal life embedded derivatives	Policies	806	—	(35)	771

The increase in the notional value of derivatives was primarily attributable to the addition of interest rate swaps that support our long-term care insurance business and financial futures forecasted to be used to hedge changes in the fair value of MRBs under LDTI effective for us on January 1, 2023, partially offset by the termination of equity index options used to protect statutory surplus from equity market fluctuations. See note 2 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to new accounting guidance.

The number of policies related to our embedded derivatives decreased as these products are no longer being offered and continue to runoff.

Critical Accounting Estimates

The accounting estimates and assumptions (including sensitivities) discussed in this section are those that we consider to be critical to an understanding of our consolidated financial statements because their application places significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. For all of these accounting estimates and assumptions (including sensitivities), we caution that future events seldom develop as estimated and management’s best estimates often require adjustment. See “Cautionary Note Regarding Forward-looking Statements.” In addition, the impact of new accounting guidance related to long-duration insurance contracts, commonly known as LDTI, that will be effective for us on January 1, 2023, will include significant changes to our consolidated financial statements. These changes will include updates to our future estimates and assumptions used to measure our insurance assets and liabilities for long-duration insurance contracts beginning on January 1, 2023 and applied to our historic comparative periods that will be re-presented commencing on the Transition Date. However, these changes are not effective for this annual report on Form 10-K, and accordingly, are not included in our critical accounting estimates herein. See note 2 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

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

Future policy benefits

The liability for future policy benefits is equal to the present value of expected future benefits and expenses, less the present value of expected future net premiums based on assumptions including projected interest rates and investment returns, health care experience, policyholder persistency or lapses, insured mortality, insured morbidity and expenses, all of which are locked-in at the time the policies are issued or acquired. In our long-

term care insurance business, our assumptions used in loss recognition testing also include significant premium rate increases and associated benefit reductions that have been filed and approved or are anticipated to be approved (including premium rate increases and associated benefit reductions not yet filed). The liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing using current assumptions based on the manner of acquiring, servicing and measuring the profitability of the insurance contracts. Loss recognition testing is generally performed at the line of business level, with acquired blocks tested separately. If loss recognition testing indicates a premium deficiency, the liability for future policy benefits is measured using updated assumptions, which become the new locked-in assumptions utilized going forward unless another premium deficiency charge is recorded.

See notes 2 and 9 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to insurance reserves.

Long-term care insurance block, excluding our acquired block

We annually perform loss recognition testing for the liability for future policy benefits for our long-term care insurance products in the aggregate, excluding our acquired block of long-term care insurance, which is tested separately. The results of loss recognition testing are driven by changes to assumptions and methodologies primarily impacting claim termination rates, incidence and benefit utilization rates, mortality and lapse rates, as well as in-force rate actions. Claim termination rates refer to the expected rates at which claims end. Incidence rates represent the likelihood the policyholder will go on claim. Benefit utilization rates estimate how much of the available policy benefits are expected to be used. As of December 31, 2022 and 2021, the liability for future policy benefits associated with our long-term care insurance block, excluding the acquired block, was $25.0 billion and $26.6 billion, respectively.

A summary of certain of our significant estimates and assumptions used in the calculation of our long-term care insurance loss recognition testing margin was as follows for the periods presented:

	Other block (excluding the acquired block)		Increase (decrease) and percentage change
	December 31,
(Amounts in millions)	2022	2021	2022 vs. 2021
Select estimates and assumptions used in loss recognition testing:
Present value of expected future benefits	$49,452	$49,495	$(43)		—%
Future in-force rate action assumption	$6,800	$9,000	$(2,200)		(24)%
Discount rate assumption	5.32%	5.25%	7	0/000	1%

In 2022 and 2021, the results of our loss recognition testing on our long-term care insurance block, excluding the acquired block, indicated that our DAC was recoverable and reserves were sufficient, with a margin of approximately $400 million to $850 million as of December 31, 2022 compared to approximately $450 million to $900 million as of December 31, 2021. All key assumptions were reviewed in 2022 and 2021 and updated where appropriate. For the fourth quarter of 2022 review, we refined several assumptions, including reducing our lapse assumption in light of favorable experience from our long-term care insurance settlement elections and benefit reductions and updating our interest rate assumption to reflect the impact of the higher interest rate environment. These refinements were not significant, and we believe our assumptions are holding up in the aggregate. We also evaluated our assumptions regarding expectations of future premium rate increase approvals and benefit reductions and made no significant changes to our 2022 multi-year in-force rate action plan. However, we did increase the value of our assumption for future approvals and benefit reductions based on recent rate increase approval experience, regulatory support and legal settlement results. As margins remained positive, there was no reserve strengthening required, and therefore no resulting charge to net income.

The decrease in the present value of expected future benefits was primarily attributable to actual benefit reductions in 2022 and expected future benefit reductions associated with our in-force rate action plan (among other factors), mostly offset by unfavorable assumption updates, most notably higher cost of care driven by elevated inflation.

Our assumption for future in-force rate actions is based on our best estimate of the rate increases we expect given our current plans for rate increase filings and our historical experience regarding rate increase approvals. The decrease in future in-force rate actions in 2022 compared to 2021 reflects in-force rate actions approved and implemented during 2022, partially offset by expected future in-force rate actions not yet filed, including in connection with the impacts from assumption updates. An increase in the expected amount of in-force rate actions would favorably impact the results of our long-term care insurance margin testing, whereas any unexpected reduction in the amount of in-force rate actions would negatively impact our margins.

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

The following sensitivities reflect hypothetical changes to certain of our significant estimates and assumptions and the associated impact it would have on our 2022 long-term care insurance loss recognition testing margin:

(Amounts in millions)	Other block (excluding the acquired block)
Sensitivities on loss recognition testing: (1)
5% relative increase in future claim costs	$(2,475)
10% reduction in benefit of future in-force rate actions	$(680)
Discount rate decrease of 25 basis points (2)	$(1,125)

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

Any future adverse changes in our assumptions would likely result in the establishment of additional future policy benefit reserves with a corresponding expense recognized in net income (loss). Our positive margin for our long-term care insurance block, excluding the acquired block, is dependent on our assumptions regarding our ability to successfully implement our in-force rate action strategy involving premium rate increases and associated benefit reductions. For our long-term care insurance block, excluding the acquired block, any adverse changes in assumptions would only be reflected in net income (loss) as a loss to the extent the margin was reduced below zero.

Profits followed by losses

With respect to our long-term care insurance block, excluding the acquired block, while loss recognition testing supports that in the aggregate our reserves are sufficient, our future projections indicate we have projected profits in earlier periods followed by projected losses in later periods. As a result of this pattern of projected profits followed by projected losses, we have ratably accrued additional future policy benefit reserves over the profitable periods by the amounts necessary to offset estimated losses during the periods that follow. Such additional reserves are updated each period and calculated based on our estimate of the amount necessary to offset the losses in future periods utilizing expected income and current best estimate assumptions based on actual and anticipated experience, consistent with our loss recognition testing. We adjust the accrual rate prospectively, over the remaining profitable periods, without any catch-up adjustment. During the years ended December 31, 2022 and 2021, we increased our long-term care insurance future policy benefit reserves by $405 million and $649 million, respectively, to accrue for profits followed by losses. As of December 31, 2022 and 2021, the total amount accrued for profits followed by losses was $1.7 billion and $1.3 billion, respectively. The accrual is recorded quarterly and is impacted by the pattern and present value of expected future losses which are updated annually at the time in which we perform loss recognition testing. During the fourth quarter of 2022, we updated our loss recognition testing assumptions, which included changes from our annual assumption review completed in the fourth quarter of 2022, as well as updates to our future in-force rate actions. The present value of expected future losses was approximately $2.3 billion and $2.5 billion as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, we estimate a factor of approximately 79% and 76%, respectively, of those profits on our long-term care insurance block, excluding the acquired block, will be accrued in the future to offset estimated future losses during later periods. The factor increased compared to December 31, 2021 due mostly to lower actual profits in 2022 resulting in a need to accelerate the accrual for incremental future policy benefits for profits followed by losses.

Acquired block of long-term care insurance

As of December 31, 2022 and 2021, the liability for future policy benefits associated with our acquired block of long-term care insurance was $1.2 billion and $1.6 billion, respectively.

A summary of certain of our significant estimates and assumptions used in the calculation of our long-term care insurance loss recognition testing margin was as follows for the periods presented:

	Acquired block		Increase (decrease) and percentage change
	December 31,
(Amounts in millions)	2022	2021	2022 vs. 2021
Select estimates and assumptions used in loss recognition testing:
Present value of expected future benefits	$1,900	$2,118	$(218)		(10)%
Discount rate assumption	5.91%	6.06%	(15	)0/000	(2)%

Our acquired block of long-term care insurance had positive margin of approximately $100 million to $150 million as of December 31, 2022 compared to approximately $50 million to $100 million as of December 31, 2021. The margin in 2022 increased primarily from updates to claim severity and incidence, partially offset by lower investment yields due to portfolio rebalancing resulting in an overall reduction in the interest rate used to discount the insurance liabilities.

The following sensitivities reflect hypothetical changes to certain of our significant estimates and assumptions and the associated impact it would have on our 2022 long-term care insurance loss recognition testing margin:

(Amounts in millions)	Acquired block
Sensitivities on loss recognition testing margin: (1)
5% relative increase in future claim costs	$(95)
Discount rate decrease of 25 basis points (2)	$(25)

(1)

The margin impacts are each discrete and do not reflect the impact one factor may have on another. For example, the increase in claim costs does not include any incremental adverse impacts from a potential decrease in the discount rate.

(2)	The 25 basis point decrease in the discount rate refers to a reduction in our portfolio yields.

Due to the age of our acquired block, it would not benefit significantly from future in-force rate actions; therefore, in-force rate actions are excluded from the significant estimates and assumptions disclosed above.

Term and whole life insurance

Similar to our long-term care insurance products, we annually perform loss recognition testing for the liability for future policy benefits for our term and whole life insurance products in the aggregate, excluding our acquired block, which are tested separately. As of December 31, 2022 and 2021, the liability for future policy benefits associated with our term and whole life insurance products was $1.9 billion and $2.0 billion, respectively.

The risks we face in these products mostly include adverse variations in mortality and lapse assumptions. A summary of certain of our significant estimates used in the calculation of our term and whole life insurance block, excluding the acquired block, loss recognition testing margin was as follows for the periods presented:

	Other block (excluding the acquired block)		Increase (decrease) and percentage change
	December 31,
(Amounts in millions)	2022	2021	2022 vs. 2021
Select estimates used in loss recognition testing:
Total present value of expected future premiums	$2,404	$2,612	$(208)	(8)%
Total present value of expected death benefits and expenses	$1,931	$2,109	$(178)	(8)%

As of December 31, 2022 and 2021, we had margin of approximately $300 million to $800 million and a DAC balance of $0.7 billion and $0.8 billion, respectively, on our term and whole life insurance products, excluding the acquired block. The decrease in both the present value of expected future premiums and death benefits and expenses in 2022 was primarily attributable to elevated lapses in 2022.

A summary of certain of our significant estimates used in the calculation of our acquired term and whole life insurance block loss recognition testing margin was as follows for the periods presented:

	Acquired block		Increase (decrease) and percentage change
	December 31,
(Amounts in millions)	2022	2021	2022 vs. 2021
Select estimates used in loss recognition testing:
Total present value of expected future premiums	$491	$506	$(15)	(3)%
Total present value of expected death benefits and expenses	$302	$317	$(15)	(5)%

As of December 31, 2022 and 2021, we had margin of approximately $100 million to $300 million and a PVFP balance of $69 million and $71 million, respectively, on our acquired block of term and whole life insurance products.

The following sensitivities reflect hypothetical changes to certain of our significant estimates and assumptions and the associated impact it would have on our 2022 term and whole life insurance loss recognition testing margin:

(Amounts in millions)	Other block (excluding the acquired block)	Acquired block	Total
Sensitivities on loss recognition testing: (1)
2% higher mortality	$(55)	$(7)	$(62)
10% increase in lapses	$(252)	$(40)	$(292)

(1)	The margin impacts are each discrete and do not reflect the impact one factor may have on another.

The sensitivities in the table above are changes that we consider to be reasonably possible given historical changes in market conditions and our experience with these products.

Single premium immediate annuities

As of December 31, 2022 and 2021, the liability for future policy benefits associated with our single premium immediate annuity products with life contingencies was $10.0 billion and $11.3 billion, respectively. We regularly review our assumptions for these products and perform loss recognition testing at least annually. In 2016, we had a premium deficiency in our single premium immediate annuity products that resulted in the write-off of the entire DAC balance associated with these products. Subsequent to 2016, additional premium deficiencies have occurred in our single premium immediate annuity products that resulted in the establishment of additional future policy benefit reserves and were reflected as losses in net income.

In 2022, 2021 and 2020, the results of our loss recognition testing did not result in a premium deficiency; therefore, our liability for future policy benefits was sufficient, with a margin of approximately $25 million as of December 31, 2022 compared to approximately $85 million as of December 31, 2021. The decrease in the margin was primarily due to lower investment performance in relation to expected benefit payments and a reduction in the discount rate in 2022.

A summary of certain of our significant estimates and assumptions used in the calculation of our single premium immediate annuity products loss recognition testing margin was as follows for the periods presented:

	December 31,		Increase (decrease) and percentage change
(Amounts in millions)	2022	2021	2022 vs. 2021
Select estimates and assumptions used in loss recognition testing:
Total present value of expected benefits and expenses	$2,920	$3,430	$(510)		(15)%
Reported investment yield	5.54%	5.79%	(25	)0/000	(4)%

The decrease in the present value of expected benefits and expenses in 2022 was principally related to benefit payments and lower assumed reserves as a result of a third-party recapture of $374 million of certain single premium immediate annuity contracts in 2022, partially offset by the lower discount rate largely due to yield curve inversion during 2022.

The following sensitivities reflect hypothetical changes to certain of our significant estimates and assumptions and the associated impact it would have on our 2022 single premium immediate annuity products loss recognition testing margin:

(Amounts in millions)	Single premium immediate annuity products
Sensitivities on loss recognition testing: (1)
2% lower mortality	$(19)
10 basis point reduction in investment yields	$(24)

(1)	The margin impacts are each discrete and do not reflect the impact one factor may have on another.

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

We perform an annual review of assumptions for our universal and term universal life insurance products, typically in the fourth quarter. Our 2022 review resulted in a decrease in the liability for policyholder account balances of $37 million, with a corresponding pre-tax benefit recorded to net income, largely associated with higher interest rates. Our 2021 review resulted in an increase in the liability for policyholder account balances of $87 million, with a corresponding pre-tax loss recorded to net income, predominantly driven by higher pre-COVID-19 mortality. Other assumption updates mostly focused on long-term interest rate trends. Our 2020 review resulted in a decrease in the liability for policyholder account balances of $118 million, with a corresponding pre-tax benefit recorded to net income, primarily due to a model refinement in our term universal life insurance product related to persistency and grace period timing and lower projected cost of insurance assessments on our universal life insurance products.

As of December 31, 2022 and 2021, we had DAC of $236 million and $—, respectively, and total policyholder account balances including reserves in excess of the contract value of $8.1 billion and $9.0 billion, respectively, related to our universal and term universal life insurance products. The increase in DAC and decrease in policyholder account balances in 2022 compared to 2021 was primarily attributable to a reduction in shadow accounting adjustments associated with an increase in interest rates in 2022. As of December 31, 2022, for our universal and term universal life insurance products, we estimate that a 100 basis point reduction in interest rates from the December 31, 2022 level, or 2% higher mortality, scenarios that we consider to be reasonably possible given historical changes in market conditions and experience on these products, would result in a loss recorded to net income (loss) of approximately $40 million and $42 million, respectively. Adverse experience in persistency could also result in the impairment of PVFP associated with these products as well as the establishment of higher additional benefit reserves. Any favorable changes in these assumptions would result in a reduction in the liability for policyholder account balances.

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

Our liability for policy and contract claims is reviewed regularly, with changes in our estimates of future claims recorded through net income (loss).

The following table sets forth our recorded liability for policy and contract claims as of December 31:

(Amounts in millions)	2022	2021
U.S. Life Insurance segment:
Long-term care insurance	$11,380	$10,861
Life insurance	299	308
Fixed annuities	16	14
Enact segment	519	641
Runoff segment	14	8
Other mortgage insurance (1)	6	9

Total liability for policy and contract claims	$12,234	$11,841

(1)	Amounts included in Corporate and Other activities.

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

We review our assumptions and methodologies relating to our claim reserves for our long-term care insurance business annually in the fourth quarter. In the fourth quarter of 2022, as part of our review, we considered emerging experience particularly in mortality and benefit utilization, including the impact of increased cost of care due to inflation. Based on the review of our assumptions and methodologies, we did not make any significant changes to our claim reserves in 2022. During the fourth quarter of 2021, we did not make any significant changes to the assumptions or methodologies relating to our claim reserves based on our review, other than routine updates to investment returns as we typically do each quarter. These updates did not have a significant impact on claim reserve levels. As experience has emerged in the past, we have made resulting changes to our assumptions that have had a material impact on our results of operations and financial position. Our experience will continue to emerge and as a result there is a potential for future assumption reviews to result in further updates.

Mortgage insurance

Estimates of mortgage insurance reserves for losses and loss adjustment expenses are based on notices of mortgage loan defaults and estimates of defaults that have been incurred but have not been reported by loan servicers, using assumptions developed based on past experience and the expectation of future development. The estimates are determined using a factor-based approach, in which assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim are calculated using traditional actuarial techniques. Over time, as the status of the underlying delinquent loan moves toward foreclosure and the likelihood of the associated claim loss increases, the amount of the reserve for losses associated with the potential claim may also increase. These inherently judgmental assumptions are established in a respective geography based on historical and expected experience. Enact Holdings has established processes, as well as contractual rights, to ensure it receives timely information from loan servicers to aid in the establishment of its estimates. In addition, when Enact Holdings has obtained sufficient facts and circumstances through its investigative process, it has the unilateral right under its master policies and at law to rescind coverage on the underlying loan certificate as if coverage never existed. As is common accounting practice in the mortgage insurance industry and in accordance with U.S. GAAP, loss reserves are not established for future claims on insured loans that are not currently in default.

Management of Enact Holdings reviews the loss reserves quarterly for adequacy, and if necessary, updates the assumptions used for estimating and calculating such reserves based on actual experience and historical frequency of claim and severity of loss rates that are applied to the current population of delinquencies. Factors considered in establishing loss reserves include claim frequency patterns (reflecting the loss mitigation actions on such claim patterns), the aged category of the delinquency (i.e., age and progression of delinquency to claim), the severity of loss and loan coverage percentage. The establishment of Enact Holdings’ mortgage insurance loss reserves is subject to inherent uncertainty and requires judgment. The actual amount of the claim payments may vary significantly from the loss reserve estimates. Enact Holdings’ estimates could be adversely affected by several factors, including but not limited to, the development of COVID-19 delinquencies, a deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, a drop in housing values that could expose Enact Holdings to greater loss on resale of properties obtained through foreclosure proceedings, extended foreclosure timelines and an adverse change in the effectiveness of loss mitigation actions that could result in an increase in the frequency of expected claim rates. Enact Holdings’ estimates are also affected by the extent of fraud and misrepresentation that are uncovered in the loans that are insured and the coverage upon which Enact Holdings has consequently rescinded or may rescind going forward. Enact Holdings’ loss reserving methodology includes estimates of the number of loans in its delinquency inventory that will be rescinded or modified, as well as estimates of the number of loans for which coverage may be reinstated under certain conditions following a rescission action.

In considering the potential sensitivity of the factors underlying Enact Holdings’ best estimate of its mortgage insurance reserves for losses, it is possible that even a relatively small change in estimated delinquency-to-claim rate (“frequency”) or a relatively small percentage change in estimated claim amount (“severity”) could have a significant impact on reserves and, correspondingly, on results of operations. For example, based on Enact Holdings’ actual experience during the three-year period ended December 31, 2022, a quarterly change of 6% in its average frequency reserve factor would change the gross loss reserve amount for such quarter by approximately $80 million and a change of 6% in its average severity reserve factor would change the gross loss reserve amount for such quarter by approximately $26 million.

Deferred acquisition costs. DAC represents costs that are directly related to the successful acquisition of new and renewal insurance policies and investment contracts which are deferred and amortized over the estimated life of the related insurance policies. These costs primarily include commissions in excess of ultimate renewal commissions and underwriting and contract and policy issuance expenses for policies successfully acquired. DAC is amortized to expense in relation to the anticipated recognition of premiums or gross profits. See note 2 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

The amortization of DAC for traditional long-duration insurance products (including term life insurance, life-contingent structured settlements and immediate annuities and long-term care insurance) is determined as a level proportion of premiums based on accepted actuarial methods and reasonable assumptions, including related to projected interest rates and investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured mortality (i.e., life expectancy or longevity), insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses, established when the contract or policy is issued. U.S. GAAP requires that assumptions for these types of products not be modified (or unlocked) unless recoverability testing, also known as loss recognition testing, deems them to be inadequate. Amortization is adjusted each period to reflect actual lapses or terminations. Accordingly, we could experience accelerated amortization of DAC and a charge to net income (loss) if policies lapse or terminate earlier than originally assumed, or if we fail recoverability testing.

Amortization of DAC for deferred annuity and universal life insurance contracts is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to date or for the unlocking of underlying key assumptions including interest rates, policyholder persistency or lapses, insured mortality and expenses. The estimation of expected gross profits is subject to change given the inherent uncertainty as to the underlying key assumptions employed and the long duration of our policy or contract liabilities. Changes in expected gross profits reflecting the unlocking of underlying key assumptions could result in a material increase or decrease in the amortization of DAC depending on the magnitude of the change in underlying assumptions. Significant factors that could result in a material increase or decrease in DAC amortization for these products include material changes in withdrawal or lapse rates, investment spreads or mortality assumptions. For the years ended December 31, 2022, 2021 and 2020, key assumptions were unlocked in our U.S. Life Insurance and Runoff segments to reflect our current expectation of future investment spreads, lapse rates and mortality.

We review DAC for recoverability at least annually. For deferred annuity and universal life insurance contracts, if the present value of expected future gross profits is less than the unamortized DAC for a line of business, a charge to net income (loss) is recorded for additional DAC amortization. For traditional long-duration and short-duration contracts, if the benefit reserves plus the current estimate of expected future gross premiums and interest income for a line of business are less than the current estimate of expected future benefits and expenses (including any unamortized DAC), a charge to net income (loss) is recorded for additional DAC amortization or for increased benefit reserves. The evaluation of DAC recoverability is subject to inherent uncertainty and requires significant judgment and estimates to determine the present values of future premiums, estimated gross profits and expected benefits and expenses of our businesses. In 2022, 2021 and 2020, in connection with our review of DAC for recoverability, we wrote off $52 million, $117 million and $63 million, respectively, of DAC in our universal and term universal life insurance products principally due to lower future estimated gross profits.

The following table sets forth the increase (decrease) in amortization of DAC related to unlocking of underlying key assumptions by segment for the years ended December 31:

(Amounts in millions)	2022	2021	2020
U.S. Life Insurance	$(3)	$2	$48
Enact	—	—	6
Runoff	(2)	(2)	(2)

Total	$(5)	$—	$52

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

The methodologies, estimates and assumptions used in valuing our fixed maturity securities evolve over time and are subject to different interpretations, all of which can lead to materially different estimates of fair value. Additionally, because the valuation is based on market conditions at a specific point in time, the period-to-period changes in fair value may vary significantly due to changing interest rates, as well as external macroeconomic and credit market conditions. For example, widening credit spreads will generally result in a decrease, while tightening of credit spreads will generally result in an increase, in the fair value of our fixed maturity securities. As well, during periods of increasing interest rates, the market values of lower-yielding assets will decline. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Sensitivity Analysis—Interest Rate Risk” for the impact of hypothetical changes in interest rates on our investments portfolio.

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

Our valuation techniques maximize the use of observable inputs. However, for certain less liquid securities, categorized as Level 3, the valuation inputs and assumptions cannot be corroborated with observable market data and require greater estimation, resulting in values that are less certain. Additionally, the availability of observable market information may change as certain inputs may be more direct drivers of valuation at the time of pricing, or if certain assets previously in active markets become less liquid due to changes in the financial environment. As a result, more securities may be categorized as Level 3 and require more subjectivity and management judgment. As of December 31, 2022, 6% of our total fixed maturity securities related to Level 3 private fixed maturities valued using internal pricing models. See notes 2, 4 and 16 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to the valuation of fixed maturity securities and a description of the fair value measurement estimates and level assignments.

The following tables summarize the primary sources of data considered when determining fair value of each class of fixed maturity securities as of December 31:

	2022
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Pricing services	$41,113	$—	$41,113	$—
Broker quotes	250	—	—	250
Internal models	5,220	—	2,280	2,940

Total fixed maturity securities	$46,583	$—	$43,393	$3,190

	2021
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Pricing services	$53,852	$—	$53,852	$—
Broker quotes	312	—	—	312
Internal models	6,316	—	2,820	3,496

Total fixed maturity securities	$60,480	$—	$56,672	$3,808

Consolidated Balance Sheets

Total assets. Total assets decreased $12,729 million from $99,171 million as of December 31, 2021 to $86,442 million as of December 31, 2022.

•

Cash, cash equivalents and invested assets decreased $13,102 million primarily from decreases of $13,897 million and $254 million in fixed maturity securities and other invested assets, respectively, partially offset by increases of $431 million, $228 million and $180 million in limited partnerships, cash, cash equivalents and restricted cash, and commercial mortgage loans, respectively. The decrease in fixed maturity securities was predominantly related to a decrease in the fair value of our available-for-sale fixed maturities due to rising interest rates and from net sales and maturities in 2022. The decrease in other invested assets was largely driven by lower derivative valuations due to an increase in interest rates. These decreases were partially offset by increases in limited partnerships mainly from capital calls and commercial mortgage loans primarily from originations outpacing repayments in 2022, as well as an increase in cash, cash equivalents and restricted cash. The increase in cash, cash equivalents and restricted cash was largely attributable to net sales and maturities of fixed maturity securities, partially offset by net withdrawals from our investment contracts and the repurchase and early redemption of Genworth Holdings’ senior notes due in 2024 of $282 million in 2022.

•

DAC increased $1,054 million principally attributable to a reduction in shadow accounting adjustments associated with an increase in interest rates in 2022. The reduction in shadow accounting adjustments increased DAC by approximately $1,332 million, mostly in our long-term care insurance business, with an offsetting amount recorded in accumulated other comprehensive income (loss). This increase was partially offset by amortization and by DAC impairments of $52 million in our universal and term universal life insurance products recorded in connection with our periodic reviews of DAC for recoverability.

•	Reinsurance recoverable decreased $378 million mainly attributable to the runoff of our structured settlement products ceded to UFLIC.

•

Deferred tax asset increased $1,225 million largely due to the change in unrealized gains (losses) on investments and derivatives due to rising interest rates, partially offset by the utilization of net operating losses in 2022. In addition, given the change in our unrealized gains (losses) on our fixed maturity securities and forward starting swaps due to rising interest rates and the corresponding reduction in the amount of unrealized capital gains expected to be available in the future to offset our capital loss carryforwards and other capital deferred tax assets, we recorded an additional valuation allowance of $200 million in 2022 through accumulated other comprehensive income (loss) related to deferred tax assets that would produce capital losses.

•	Separate account assets (and liabilities) decreased $1,649 million primarily due to unfavorable equity market performance and surrenders in 2022.

Total liabilities. Total liabilities decreased $7,202 million from $82,905 million as of December 31, 2021 to $75,703 million as of December 31, 2022.

•

Future policy benefits decreased $3,464 million primarily driven by a reduction in shadow accounting adjustments associated with an increase in interest rates in 2022. The reduction in shadow accounting adjustments decreased future policy benefits by approximately $3,181 million, mostly in our long-term care insurance business, with an offsetting amount recorded in accumulated other comprehensive income (loss). The decrease was also attributable to reduced benefits of $668 million related to in-force rate actions approved and implemented, which included policyholder benefit reduction elections made in connection with legal settlements in our long-term care insurance business. In addition, we released $371 million of future policy benefits in connection with the recapture of certain single premium immediate annuity contracts by a third party in 2022. These decreases were partially offset by aging of our long-term care insurance in-force block and higher incremental reserves of $405 million recorded in connection with an accrual for profits followed by losses in 2022.

•

Policyholder account balances decreased $2,241 million largely driven by a reduction in shadow accounting adjustments associated with an increase in interest rates in 2022. The reduction in shadow accounting adjustments decreased policyholder account balances by approximately $908 million in our universal life insurance products, with an offsetting amount recorded in accumulated other comprehensive income (loss). The decrease was also attributable to surrenders and benefits in our single premium deferred annuity products in 2022.

•

Liability for policy and contract claims increased $393 million primarily related to our long-term care insurance business largely attributable to new claims and claim severity as a result of the aging of the in-force block, partially offset by claim terminations and pending claims that did not result in an active claim in 2022. The increase was also partially offset by a decrease in our Enact segment from net favorable reserve adjustments of $268 million primarily related to COVID-19 delinquencies from 2020 and 2021 curing at levels above original reserve expectations, partially offset by reserve strengthening related to 2022 delinquencies given uncertainty in the current economic environment. The net favorable reserve adjustments were partially offset by new delinquencies in 2022.

•

Other liabilities increased $161 million largely driven by a decline in derivative valuations due to an increase in interest rates, partially offset by lower counterparty collateral held from the decline in derivative valuations in 2022.

•

Long-term borrowings decreased $288 million mostly attributable to the repurchase and early redemption of Genworth Holdings’ February 2024 senior notes in 2022. See note 12 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional details.

Total equity. Total equity decreased $5,527 million from $16,266 million as of December 31, 2021 to $10,739 million as of December 31, 2022.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $609 million for the year ended December 31, 2022.

•	Unrealized gains (losses) on investments and derivatives qualifying as hedges decreased $5,286 million and $825 million, respectively, primarily from an increase in interest rates in 2022.

•	Treasury stock increased $64 million primarily due to the repurchase of Genworth Financial’s common stock, at cost, in connection with a share repurchase program.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Overview of cash flows—Genworth and subsidiaries

The following table sets forth our condensed consolidated cash flows for the years ended December 31:

(Amounts in millions)	2022	2021	2020
Net cash from operating activities	$1,049	$437	$1,960
Net cash from (used by) investing activities	733	896	(1,153)
Net cash used by financing activities	(1,554)	(2,419)	(1,507)

Net increase (decrease) in cash before foreign exchange effect	$228	$(1,086)	$(700)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments typically exceed policy acquisition costs, benefits paid, redemptions and operating expenses. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. Positive cash flows from operating activities are then invested to support the obligations of our insurance and investment products and required capital supporting these products. In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. Changes in cash from financing activities primarily relate to deposits to, and redemptions and benefit payments on, universal life insurance and investment contracts; deposits to and maturities of funding agreements; the issuance of debt and equity securities; the repayment or repurchase of borrowings; the acquisition of treasury stock and other capital transactions.

We had higher cash inflows from operating activities in 2022 primarily from lower payments to AXA, partially offset by higher net cash disbursements in connection with the return of cash collateral received from counterparties under our derivative contracts. In addition, in 2021, we made an initial cash payment of $360 million in connection with a new reinsurance agreement under which we ceded certain term life insurance policies. In 2022, we paid AXA $31 million related to estimated future claims, compared to payments of $561 million in 2021 comprised of the full repayment of a secured promissory note issued to AXA of $543 million, including accrued interest, and an $18 million settlement payment associated with underwriting losses on a product sold by a distributor in our former lifestyle protection insurance business.

We had lower cash inflows from investing activities in 2022 mainly due to net proceeds received in 2021 from the sale of Genworth Australia, partially offset by higher net sales and maturities of fixed maturity securities in 2022.

We had lower cash outflows from financing activities in 2022 principally from lower repayment and repurchase of long-term debt and lower net withdrawals from our investment contracts, partially offset by net proceeds from the minority IPO of Enact Holdings in 2021. In 2022, Genworth Holdings repurchased $130 million and early redeemed $152 million principal balance of its senior notes originally due in February 2024 and repurchased $13 million principal amount of its senior notes due in 2034. In 2021, Genworth Holdings repurchased $91 million and $118 million principal amount of its senior notes due in August 2023 and February 2024, respectively, and early redeemed the remaining $309 million of its senior notes originally scheduled to mature in August 2023. Genworth Holdings also repurchased $146 million and early redeemed the remaining $513 million principal balance of its senior notes due in September 2021 and redeemed the $338 million principal balance of its senior notes due in February 2021.

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

Genworth Financial’s and Genworth Holdings’ principal sources of cash are derived from dividends from their respective subsidiaries, subsidiary payments to them under tax sharing and expense reimbursement arrangements and proceeds from borrowings or securities issuances. Our liquidity at the holding company level is highly dependent on the performance of Enact Holdings and its ability to pay timely dividends and other forms of capital returns to Genworth Holdings as anticipated. Although the business performance and financial results of our principal U.S. life insurance subsidiaries have improved significantly, as of December 31, 2022, they had negative unassigned surplus of approximately $849 million under statutory accounting and as a result, we do not expect these subsidiaries to pay dividends for the foreseeable future. Genworth Financial has the right to appoint a majority of directors to the board of directors of Enact Holdings; however, actions taken by Enact Holdings and its board of directors (including in the case of the payment of dividends to us, the approval of Enact Holdings’ independent capital committee) are subject to and may be limited by the interests of Enact Holdings, including but not limited to, its use of capital for growth opportunities and regulatory requirements. In addition, insurance laws and regulations regulate the payment of dividends and other distributions to Genworth Financial and Genworth Holdings by their insurance subsidiaries. See “—Regulated insurance subsidiaries” for additional details.

The primary uses of funds at Genworth Financial and Genworth Holdings include payment of principal, interest and other expenses on current and any future borrowings or other obligations (including payments to AXA associated with a settlement agreement reported as discontinued operations, payment of holding company general operating expenses (including employee benefits and taxes), payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payment of amounts previously owed to GE under the Tax Matters Agreement, payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt securities, repurchases of Genworth Financial’s common stock and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial. For more information on our tax obligations, refer to note 13 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

In November 2008, Genworth Financial’s Board of Directors suspended the payment of dividends to its shareholders and the repurchase of common stock under the Company’s stock repurchase program indefinitely. Given the significant improvement in the results of operations and financial position of Genworth Financial and its subsidiaries, and the $2.1 billion of debt reduction in 2021, on May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock. Pursuant to the program, during 2022, Genworth Financial repurchased 16,173,196 shares of its common stock at an average price of $3.94 per share for a total cash outlay of $64 million, including costs paid in connection with acquiring the shares. Genworth Financial also repurchased 5,912,297 shares from February 9, 2023 through February 24, 2023 of its common stock at an average price of $6.08 per share for a total cost of $36 million, leaving approximately $250 million that may yet be purchased under the share repurchase program. Future repurchases under the authorized program will continue to be funded from holding company capital, as well as future cash flow generation, including expected future dividends from Genworth Financial’s ownership in Enact Holdings. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through 10b5-1 trading plans. The timing and number of future shares repurchased under the program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.

Our future use of liquidity and capital will prioritize future strategic investments in CareScout and returning capital to Genworth Financial’s shareholders through share repurchases (as discussed above). With the early retirement of Genworth Holdings’ February 2024 debt in the third quarter of 2022, we achieved our deleveraging goal of reducing debt at Genworth Holdings to approximately $1.0 billion. As of December 31, 2022, Genworth Holdings had outstanding $887 million principal of long-term debt. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise. We expect to provide capital to CareScout to help advance our senior care growth initiatives through fee-based services, advice, consulting and other products related to the needs of elderly Americans, as well as their caregivers and families. We will initially focus on care advice and service offerings that help consumers navigate the complex caregiving challenges in the market, which is less capital intensive than insurance product offerings.

As of December 31, 2022, Genworth Holdings had $307 million of unrestricted cash, cash equivalents and liquid assets. Given the early retirement in the third quarter of 2022 of its senior notes originally due in February 2024, no debt maturities are due until June 2034. For further information about Genworth Holdings’ borrowings, refer to note 12 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.” In addition, in February 2022, Genworth Holdings paid AXA the majority of the remaining estimated unprocessed claims, and accordingly, we do not expect to pay AXA any significant amounts over the next twelve months.

We believe Genworth Holdings’ unrestricted cash, cash equivalents and liquid assets provide sufficient liquidity to meet its financial obligations over the next twelve months. However, we anticipate paying federal taxes starting in 2023 or 2024 due to projected taxable income and the utilization of our remaining net operating losses and foreign tax credits; therefore, we expect the amount of intercompany cash tax payments retained by Genworth Holdings from its subsidiaries to be lower starting in 2023 or 2024 as compared to the amounts received during 2021 and 2022. We also expect Genworth Holdings’ liquidity to be significantly impacted by the amounts and timing of future dividends and other forms of capital returns from Enact Holdings, which will be influenced by economic, regulatory factors and other conditions that affect its business. We actively monitor our liquidity position (most notably at Genworth Holdings), liquidity generation options and the credit markets given changing market conditions. For example, although interest rates have risen dramatically during 2022, we do not expect a significant impact on our liquidity given the reduction in Genworth Holdings’ debt, which will decrease our future debt service costs. Genworth Holdings’ cash management target is to maintain a cash buffer of two times expected annual external debt interest payments. Genworth Holdings may move below or above this targeted cash buffer during any given quarter due to the timing of cash outflows and inflows or from future actions. Management of Genworth Financial continues to evaluate Genworth Holdings’ target level of liquidity as circumstances warrant.

Enact Holdings continues to evaluate its capital allocation strategy to consistently support its existing policyholders, grow its mortgage insurance business, fund attractive new business opportunities and return capital to shareholders. To this end, on April 26, 2022, Enact Holdings’ board of directors approved the initiation of a quarterly cash dividend program. Pursuant to the program, Enact Holdings paid quarterly dividends beginning in the second quarter of 2022, and Genworth Holdings received $57 million in 2022 as the majority shareholder. In addition, Enact Holdings paid a special dividend in the fourth quarter of 2022 and Genworth Holdings received approximately $148 million as the majority shareholder. Future dividends will be subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial, and also be dependent on a variety of economic, market and business conditions, among other considerations.

On November 1, 2022, Enact Holdings announced the approval by its board of directors of a share repurchase program under which Enact Holdings may repurchase up to $75 million of its outstanding common stock. Genworth Holdings has agreed to participate in order to maintain its overall ownership at its current level. Enact Holdings began share repurchases under the program in the fourth quarter of 2022. The timing and number of future shares repurchased under the program will depend on a variety of factors, including Enact Holdings’ stock price and trading volume, and general business and market conditions, among other factors.

Genworth Holdings—changes in liquidity

Genworth Holdings had $307 million and $331 million of cash and cash equivalents as of December 31, 2022 and 2021, respectively. Genworth Holdings also held $25 million in U.S. government securities as of December 31, 2021, which included approximately $3 million of restricted assets. The decrease in Genworth Holdings’ cash and cash equivalents was principally driven by the $282 million repurchase and early redemption of the principal balance of its senior notes originally due in February 2024, a $55 million payment to GE to satisfy its remaining obligation under the Tax Matters Agreement and the payment of unprocessed claims of $31 million to AXA, partially offset by intercompany cash tax payments received from its subsidiaries and dividends from Enact Holdings in 2022.

During 2022, 2021 and 2020, Genworth Holdings received cash dividends from Enact Holdings of $205 million, $163 million and $437 million, respectively. Dividends paid by Enact Holdings in 2022 and 2021 included a proportionate dividend distribution to minority shareholders. Dividends received by Genworth Holdings in 2020 were from net proceeds received from Enact Holdings’ senior notes issued in August 2020. During the years ended December 31, 2021 and 2020, Genworth Holdings received cash dividends from its international subsidiaries of $370 million and $11 million, respectively. Dividends received by Genworth Holdings in 2021 included the net proceeds from the sale of Genworth Australia.

There were no dividends paid to Genworth Holdings by its domestic life insurance subsidiaries during the years ended December 31, 2022, 2021 and 2020. As discussed above, we do not expect these subsidiaries to pay dividends for the foreseeable future.

Capital resources and financing activities

Our current capital resource plans do not include any additional debt offerings or minority sales of Enact Holdings. The availability of additional capital resources will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, credit ratings and the performance of and outlook for Enact Holdings and the payment of dividends therefrom. For a discussion of certain risks associated with our liquidity and dependency on dividends paid by Enact Holdings, see “Item 1A—Risk Factors—Genworth Financial and Genworth Holdings depend on the ability of their respective subsidiaries to pay dividends and make other payments and distributions to each of them and to meet their obligations,” and “—Risk Factors—Our sources of capital have become more limited, and under certain conditions we may need to seek additional capital on unfavorable terms.” These risks may be exacerbated by the economic impact of current elevated interest rates and the affordability of homes.

On June 30, 2022, Enact Holdings entered into a credit agreement with a syndicate of lenders that provides for a five-year unsecured revolving credit facility in the initial aggregate principal amount of $200 million, including the ability for Enact Holdings to increase the commitments under the credit facility on an uncommitted basis, by an additional aggregate principal amount of up to $100 million. Any borrowings under Enact Holdings’ credit facility will bear interest at a per annum rate equal to a floating rate tied to a standard short-term borrowing index selected at Enact Holdings’ option, plus an applicable margin, pursuant to the terms of the credit agreement. The applicable margin is based on Enact Holdings’ ratings established by certain debt rating agencies for its outstanding debt. Enact Holdings may use borrowings under its credit facility for working capital needs and general corporate purposes, including the execution of dividends to its shareholders and capital contributions to its insurance subsidiaries. Enact Holdings’ credit facility includes customary representations, warranties, covenants, terms and conditions. As of December 31, 2022, Enact Holdings was in compliance with all covenants and the credit facility remained undrawn.

In the fourth quarter of 2022, Genworth Holdings repurchased $13 million principal amount of its 6.50% senior notes due in 2034 for a pre-tax gain of $1 million and paid accrued interest thereon.

On September 21, 2022, Genworth Holdings early redeemed its 4.80% senior notes originally scheduled to mature in February 2024. The senior notes were fully redeemed with a cash payment of $155 million, comprised of the outstanding principal balance of $152 million, accrued interest of $1 million and a make-whole premium of $2 million. Prior to the early redemption of its 4.80% senior notes due in February 2024, Genworth Holdings repurchased $130 million principal amount of the notes for a pre-tax loss of $4 million in the first half of 2022 and also repurchased $118 million for a pre-tax loss of $6 million in the fourth quarter of 2021, and paid accrued interest thereon.

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

Regulated insurance subsidiaries

Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. See note 17 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information regarding the payment of dividends. In general, dividends and distributions are required to be submitted to an insurer’s domiciliary department of insurance for review. Based on estimated statutory results as of December 31, 2022, in accordance with applicable dividend restrictions, Enact Holdings’ U.S. mortgage insurance subsidiaries could pay dividends from unassigned surplus of approximately $292 million in 2023 without affirmative regulatory approval. However, Enact Holdings may not pay dividends in 2023 at this level as they may need to retain capital for regulatory purposes and preserve capital for future growth or to meet capital requirements.

The liquidity requirements of our regulated insurance subsidiaries principally relate to the liabilities associated with their various insurance and investment products, operating costs and expenses, the payment of dividends to us, contributions to their subsidiaries, payment of principal and interest on their outstanding debt obligations and income taxes. Liabilities arising from insurance and investment products include the payment of benefits and claims, as well as cash payments in connection with policy surrenders and withdrawals, policy loans and obligations to redeem funding agreements. Given the challenging macroeconomic environment, during 2022, employee costs were higher driven in part by high inflation, the competitive labor market and low labor participation. Additionally, in our long-term care insurance business, we have observed an increase in the cost of care principally attributable to elevated inflation. These inflationary impacts have not had a significant impact to date; however, we will continue to monitor macroeconomic trends, including inflation, to help mitigate any potential adverse impacts to our liquidity.

Given our insurance product mix, payments to policyholders for insurance benefits are generally consistent each year with the exception of products that provide long-duration coverage, such as long-term care insurance. For example, our current projections reflect average annual claim payments of approximately $2.5 billion over the next five years primarily driven by surrender and benefit payments associated with fixed annuity products. Actual claims experience on products that provide long-duration coverage typically emerge over many years, change over time and are difficult to accurately predict. Therefore, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Moreover, for long-duration coverage products, we generally assume a significant amount of claim payments will come due in five or more years from the date of our Annual Report on Form 10-K. For example, in 2028 and thereafter, we assume approximately $96.9 billion of claims and benefit payments will be paid to policyholders or approximately 89% of our total undiscounted claims and benefit payments. These assumed payments are principally associated with our long-term care insurance products given their long-duration coverages. These amounts are derived from estimates and actuarial assumptions used in establishing our reserves; however, they have not been discounted to present value like our obligations to policyholders reported in our consolidated balance sheets in accordance with U.S. GAAP, where the liabilities are discounted consistent with the present value concept under accounting guidance related to accounting and reporting by insurance enterprises. Therefore, these undiscounted amounts significantly exceed the liabilities recorded in reserves for future policy benefits and the liability for policy and contract claims. These undiscounted amounts include estimated claims and benefits, policy surrender and commission obligations calculated consistent with U.S. GAAP on in-force long-duration insurance policies and investment contracts and also include estimated claims obligations on mortgage insurance policies in-force and amounts established for recourse and indemnification related to the contract underwriting business in our Enact segment. Due to the significance of the assumptions used in estimating our claim and benefit obligations, these assumed amounts could materially differ from actual results.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of December 31, 2022, our total cash, cash equivalents and invested assets were $60.7 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, bank loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 44% of the carrying value of our total cash, cash equivalents and invested assets as of December 31, 2022.

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

Genworth Holdings provided an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our European mortgage insurance subsidiary prior to its sale in May 2016. Following the sale of this United Kingdom subsidiary to AmTrust Financial Services, Inc., the guarantee was limited to the payment of valid claims on policies in-force prior to the sale date and those written approximately 90 days subsequent to the date of the sale, and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. As of December 31, 2022, the risk in-force of active policies was approximately $950 million.

Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior and subordinated notes and the holders of the senior and subordinated notes, on an unsecured unsubordinated and subordinated basis, respectively, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, the outstanding senior and subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior and subordinated notes indentures in respect of such senior and subordinated notes.

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

Genworth Financial and certain of its holding companies also provide guarantees to third parties for the performance of certain obligations of their subsidiaries. We estimate that our potential obligations under such guarantees were $69 million and $10 million as of December 31, 2022 and 2021, respectively. The potential obligations as of December 31, 2022 include amounts associated with leasing agreements related to our new headquarters office. For more information about our new headquarters office, see “Item 2—Properties.”

As of December 31, 2022, we were committed to fund $1,365 million in limited partnership investments, $70 million of bank loan investments which had not yet been drawn, $19 million in private placement investments and $5 million in commercial mortgage loan investments.

Supplemental Condensed Consolidating Financial Information

Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior and subordinated notes and the holders of the senior and subordinated notes, on an unsecured unsubordinated and subordinated basis, respectively, of the full and punctual payment of the principal of, premium, if any, and interest on, and all other amounts payable under, the outstanding senior and subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior and subordinated notes indentures in respect of such senior and subordinated notes.

The following supplemental condensed consolidating financial information of Genworth Financial and its direct and indirect subsidiaries has been prepared pursuant to rules regarding the preparation of consolidating financial information of Regulation S-X, as amended by the SEC on March 2, 2020.

The supplemental condensed consolidating financial information presents the condensed consolidating balance sheet information as of December 31, 2022 and 2021 and the condensed consolidating income statement information, condensed consolidating comprehensive income statement information and condensed consolidating cash flow statement information for the years ended December 31, 2022 and 2021.

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

The following table presents the condensed consolidating balance sheet information as of December 31, 2022:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $50,834 and allowance for credit losses of $—)	$—	$—	$46,583	$—	$46,583
Equity securities, at fair value	—	—	319	—	319
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4)	—	—	7,032	—	7,032
Less: Allowance for credit losses	—	—	(22)	—	(22)

Commercial mortgage loans, net	—	—	7,010	—	7,010
Policy loans	—	—	2,139	—	2,139
Limited partnerships	—	—	2,331	—	2,331
Other invested assets	—	—	566	—	566
Investments in subsidiaries	10,008	10,256	—	(20,264)	—

Total investments	10,008	10,256	58,948	(20,264)	58,948
Cash, cash equivalents and restricted cash	—	307	1,492	—	1,799
Accrued investment income	—	—	643	—	643
Deferred acquisition costs	—	—	2,200	—	2,200
Intangible assets	—	—	241	—	241
Reinsurance recoverable	—	—	16,495	—	16,495
Less: Allowance for credit losses	—	—	(60)	—	(60)

Reinsurance recoverable, net	—	—	16,435	—	16,435
Other assets	3	88	324	—	415
Intercompany notes receivable	—	27	26	(53)	—
Deferred tax assets	6	225	1,113	—	1,344
Separate account assets	—	—	4,417	—	4,417

Total assets	$10,017	$10,903	$85,839	$(20,317)	$86,442

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$38,064	$—	$38,064
Policyholder account balances	—	—	17,113	—	17,113
Liability for policy and contract claims	—	—	12,234	—	12,234
Unearned premiums	—	—	584	—	584
Other liabilities	7	7	1,658	—	1,672
Intercompany notes payable	26	26	1	(53)	—
Long-term borrowings	—	868	743	—	1,611
Separate account liabilities	—	—	4,417	—	4,417
Liabilities related to discontinued operations	—	4	4	—	8

Total liabilities	33	905	74,818	(53)	75,703

Equity:
Common stock	1	—	4	(4)	1
Additional paid-in capital	11,869	12,734	18,203	(30,937)	11,869
Accumulated other comprehensive income (loss)	(2,220)	(2,220)	(1,977)	4,197	(2,220)
Retained earnings	3,098	(516)	(6,264)	6,780	3,098
Treasury stock, at cost	(2,764)	—	—	—	(2,764)

Total Genworth Financial, Inc.’s stockholders’ equity	9,984	9,998	9,966	(19,964)	9,984
Noncontrolling interests	—	—	1,055	(300)	755

Total equity	9,984	9,998	11,021	(20,264)	10,739

Total liabilities and equity	$10,017	$10,903	$85,839	$(20,317)	$86,442

The following table presents the condensed consolidating balance sheet information as of December 31, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $52,611 and allowance for credit losses of $—)	$—	$—	$60,480	$—	$60,480
Equity securities, at fair value	—	—	198	—	198
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4)	—	—	6,856	—	6,856
Less: Allowance for credit losses	—	—	(26)	—	(26)

Commercial mortgage loans, net	—	—	6,830	—	6,830
Policy loans	—	—	2,050	—	2,050
Limited partnerships	—	—	1,900	—	1,900
Other invested assets	—	27	793	—	820
Investments in subsidiaries	15,517	15,626	—	(31,143)	—

Total investments	15,517	15,653	72,251	(31,143)	72,278
Cash, cash equivalents and restricted cash	—	331	1,240	—	1,571
Accrued investment income	—	—	647	—	647
Deferred acquisition costs	—	—	1,146	—	1,146
Intangible assets	—	—	143	—	143
Reinsurance recoverable	—	—	16,868	—	16,868
Less: Allowance for credit losses	—	—	(55)	—	(55)

Reinsurance recoverable, net	—	—	16,813	—	16,813
Other assets	5	207	176	—	388
Intercompany notes receivable	—	15	1	(16)	—
Deferred tax assets	4	555	(440)	—	119
Separate account assets	—	—	6,066	—	6,066

Total assets	$15,526	$16,761	$98,043	$(31,159)	$99,171

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$41,528	$—	$41,528
Policyholder account balances	—	—	19,354	—	19,354
Liability for policy and contract claims	—	—	11,841	—	11,841
Unearned premiums	—	—	672	—	672
Other liabilities	4	64	1,443	—	1,511
Intercompany notes payable	12	1	3	(16)	—
Long-term borrowings	—	1,159	740	—	1,899
Separate account liabilities	—	—	6,066	—	6,066
Liabilities related to discontinued operations	—	30	4	—	34

Total liabilities	16	1,254	81,651	(16)	82,905

Equity:
Common stock	1	—	4	(4)	1
Additional paid-in capital	11,858	12,724	18,135	(30,859)	11,858
Accumulated other comprehensive income (loss)	3,861	3,861	3,906	(7,767)	3,861
Retained earnings	2,490	(1,078)	(6,709)	7,787	2,490
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,510	15,507	15,336	(30,843)	15,510
Noncontrolling interests	—	—	1,056	(300)	756

Total equity	15,510	15,507	16,392	(31,143)	16,266

Total liabilities and equity	$15,526	$16,761	$98,043	$(31,159)	$99,171

The following table presents the condensed consolidating income statement information for the year ended December 31, 2022:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,719	$—	$3,719
Net investment income	—	2	3,144	—	3,146
Net investment gains (losses)	—	—	(17)	—	(17)
Policy fees and other income	—	1	660	(2)	659

Total revenues	—	3	7,506	(2)	7,507

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	4,242	—	4,242
Interest credited	—	—	503	—	503
Acquisition and operating expenses, net of deferrals	31	5	1,335	—	1,371
Amortization of deferred acquisition costs and intangibles	—	—	307	—	307
Interest expense	—	55	53	(2)	106

Total benefits and expenses	31	60	6,440	(2)	6,529

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(31)	(57)	1,066	—	978
Provision (benefit) for income taxes	(3)	(15)	257	—	239
Equity in income of subsidiaries	637	685	—	(1,322)	—

Income from continuing operations	609	643	809	(1,322)	739
Income (loss) from discontinued operations, net of taxes	—	(4)	4	—	—

Net income	609	639	813	(1,322)	739
Less: net income from continuing operations attributable to noncontrolling interests	—	—	130	—	130
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—	—

Net income available to Genworth Financial, Inc.’s common stockholders	$609	$639	$683	$(1,322)	$609

The following table presents the condensed consolidating income statement information for the year ended December 31, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,435	$—	$3,435
Net investment income	(3)	—	3,373	—	3,370
Net investment gains (losses)	—	—	323	—	323
Policy fees and other income	—	(1)	703	2	704

Total revenues	(3)	(1)	7,834	2	7,832

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	4,383	—	4,383
Interest credited	—	—	508	—	508
Acquisition and operating expenses, net of deferrals	25	44	1,154	—	1,223
Amortization of deferred acquisition costs and intangibles	—	—	377	—	377
Interest expense	(1)	109	50	2	160

Total benefits and expenses	24	153	6,472	2	6,651

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(27)	(154)	1,362	—	1,181
Provision (benefit) for income taxes	(1)	(33)	297	—	263
Equity in income of subsidiaries	930	1,041	—	(1,971)	—

Income from continuing operations	904	920	1,065	(1,971)	918
Income from discontinued operations, net of taxes	—	13	14	—	27

Net income	904	933	1,079	(1,971)	945
Less: net income from continuing operations attributable to noncontrolling interests	—	—	33	—	33
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	8	—	8

Net income available to Genworth Financial, Inc.’s common stockholders	$904	$933	$1,038	$(1,971)	$904

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2022:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$609	$639	$813	$(1,322)	$739
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(5,286)	(5,286)	(5,184)	10,384	(5,372)
Net unrealized gains (losses) on securities with an allowance for credit losses	—	—	—	—	—
Derivatives qualifying as hedges	(825)	(825)	(815)	1,640	(825)
Foreign currency translation and other adjustments	30	30	30	(60)	30

Total other comprehensive income (loss)	(6,081)	(6,081)	(5,969)	11,964	(6,167)

Total comprehensive loss	(5,472)	(5,442)	(5,156)	10,642	(5,428)
Less: comprehensive income attributable to noncontrolling interests	—	—	44	—	44

Total comprehensive loss available to Genworth Financial, Inc.’s common stockholders	$(5,472)	$(5,442)	$(5,200)	$10,642	$(5,472)

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$904	$933	$1,079	$(1,971)	$945
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(334)	(335)	(371)	670	(370)
Net unrealized gains (losses) on securities with an allowance for credit losses	6	6	6	(12)	6
Derivatives qualifying as hedges	(186)	(186)	(215)	401	(186)
Foreign currency translation and other adjustments	(24)	(24)	149	47	148

Total other comprehensive income (loss)	(538)	(539)	(431)	1,106	(402)

Total comprehensive income	366	394	648	(865)	543
Less: comprehensive income attributable to noncontrolling interests	—	—	177	—	177

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$366	$394	$471	$(865)	$366

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2022:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$609	$639	$813	$(1,322)	$739
Less (income) loss from discontinued operations, net of taxes	—	4	(4)	—	—
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(637)	(685)	—	1,322	—
Dividends from subsidiaries	—	205	(205)	—	—
Amortization of fixed maturity securities discounts and premiums	—	3	(157)	—	(154)
Net investment (gains) losses	—	—	17	—	17
Charges assessed to policyholders	—	—	(596)	—	(596)
Acquisition costs deferred	—	—	—	—	—
Amortization of deferred acquisition costs and intangibles	—	—	307	—	307
Deferred income taxes	(6)	219	22	—	235
Derivative instruments, limited partnerships and other	—	5	(340)	—	(335)
Stock-based compensation expense	27	—	10	—	37
Change in certain assets and liabilities:
Accrued investment income and other assets	2	1	(164)	—	(161)
Insurance reserves	—	—	863	—	863
Current tax liabilities	2	40	(43)	—	(1)
Other liabilities, policy and contract claims and other policy-related balances	15	(1)	115	—	129
Cash used by operating activities—discontinued operations	—	(31)	—	—	(31)

Net cash from operating activities	12	399	638	—	1,049

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	2,705	—	2,705
Commercial mortgage loans	—	—	759	—	759
Limited partnerships and other invested assets	—	—	185	—	185
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	2,658	—	2,658
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(4,035)	—	(4,035)
Commercial mortgage loans	—	—	(958)	—	(958)
Limited partnerships and other invested assets	—	—	(645)	—	(645)
Short-term investments, net	—	25	(2)	—	23
Policy loans, net	—	—	41	—	41
Intercompany notes receivable, net	—	(99)	62	37	—
Capital contributions to subsidiaries	(3)	(6)	9	—	—

Net cash from (used by) investing activities	(3)	(80)	779	37	733

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	606	—	606
Withdrawals from universal life and investment contracts	—	—	(1,668)	—	(1,668)
Repayment and repurchase of long-term debt	—	(297)	—	—	(297)
Intercompany notes payable, net	64	9	(36)	(37)	—
Treasury stock acquired in connection with share repurchases	(64)	—	—	—	(64)
Dividends paid to noncontrolling interests	—	—	(46)	—	(46)
Other, net	(9)	(55)	(21)	—	(85)

Net cash used by financing activities	(9)	(343)	(1,165)	(37)	(1,554)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	—	—

Net change in cash, cash equivalents and restricted cash	—	(24)	252	—	228
Cash, cash equivalents and restricted cash at beginning of period	—	331	1,240	—	1,571

Cash, cash equivalents and restricted cash at end of period	—	307	1,492	—	1,799
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$307	$1,492	$—	$1,799

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2021:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from (used by) operating activities:
Net income	$904	$933	$1,079	$(1,971)	$945
Less income from discontinued operations, net of taxes	—	(13)	(14)	—	(27)
Adjustments to reconcile net income to net cash from (used by) operating activities:
Equity in income from subsidiaries	(930)	(1,041)	—	1,971	—
Dividends from subsidiaries	—	552	(552)	—	—
Amortization of fixed maturity securities discounts and premiums	—	6	(182)	—	(176)
Net investment (gains) losses	—	—	(323)	—	(323)
Charges assessed to policyholders	—	—	(620)	—	(620)
Acquisition costs deferred	—	—	(8)	—	(8)
Amortization of deferred acquisition costs and intangibles	—	—	377	—	377
Deferred income taxes	—	341	(51)	—	290
Derivative instruments, limited partnerships and other	—	75	(434)	—	(359)
Stock-based compensation expense	40	—	—	—	40
Change in certain assets and liabilities:
Accrued investment income and other assets	(1)	9	(137)	—	(129)
Insurance reserves	—	—	642	—	642
Current tax liabilities	(5)	17	(46)	—	(34)
Other liabilities, policy and contract claims and other policy-related balances	(13)	(40)	363	—	310
Cash from (used by) operating activities-discontinued operations	—	(564)	73	—	(491)

Net cash from (used by) operating activities	(5)	275	167	—	437

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	4,162	—	4,162
Commercial mortgage loans	—	—	874	—	874
Limited partnerships and other invested assets	—	—	255	—	255
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	2,273	—	2,273
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(5,216)	—	(5,216)
Commercial mortgage loans	—	—	(963)	—	(963)
Limited partnerships and other invested assets	—	—	(767)	—	(767)
Short-term investments, net	—	—	18	—	18
Policy loans, net	—	—	57	—	57
Intercompany notes receivable, net	—	4	(1)	(3)	—
Capital contributions to subsidiaries	(2)	—	2	—	—
Proceeds from sale of business, net of cash transferred	—	—	270	—	270
Cash used by investing activities-discontinued operations	—	—	(67)	—	(67)

Net cash from (used by) investing activities	(2)	4	897	(3)	896

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	—	—	669	—	669
Withdrawals from universal life and investment contracts	—	—	(2,071)	—	(2,071)
Repayment and repurchase of long-term debt	—	(1,541)	—	—	(1,541)
Intercompany notes payable, net	12	1	(16)	3	—
Proceeds from the sale of subsidiary shares to noncontrolling interests	—	529	—	—	529
Dividends paid to noncontrolling interests	—	—	(37)	—	(37)
Other, net	(5)	(15)	52	—	32

Net cash from (used by) financing activities	7	(1,026)	(1,403)	3	(2,419)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $(1) related to discontinued operations)	—	—	1	—	1

Net change in cash, cash equivalents and restricted cash	—	(747)	(338)	—	(1,085)
Cash, cash equivalents and restricted cash at beginning of period	—	1,078	1,578	—	2,656

Cash, cash equivalents and restricted cash at end of period	—	331	1,240	—	1,571
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$—	$331	$1,240	$—	$1,571

Genworth Financial’s and Genworth Holdings’ insurance subsidiaries are subject to oversight by applicable insurance laws and regulations as to the amount of dividends they may pay to their parent in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Enact Holdings’ ability to pay dividends is limited in part by such regulatory restrictions on its insurance subsidiaries. Dividends paid by Enact Holdings also include a proportionate distribution to minority shareholders. In addition, the GSEs have imposed certain restrictions on Enact Holdings with respect to the amount of holding company liquidity it must retain in connection with its outstanding debt. We believe the conditions set forth by the GSEs in connection to the restrictions were fully satisfied as of December 31, 2022 and expect the GSE Restrictions to be lifted in the first quarter of 2023, subject to GSE review and confirmation. Although the business performance and financial results of our principal U.S. life insurance subsidiaries have improved significantly, as of December 31, 2022, they had negative unassigned surplus of approximately $849 million under statutory accounting and as a result, we do not expect these subsidiaries to pay dividends for the foreseeable future. For additional information on significant restrictions on dividends by insurance subsidiaries of Genworth Financial and Genworth Holdings, see note 17 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”

For additional information on Genworth Financial’s capital management plans, including its share repurchase program, see “—Liquidity and Capital Resources.”

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

Interest Rate Risk

We enter into market-sensitive instruments primarily for purposes other than trading. Our life insurance, long-term care insurance and deferred annuity products have significant interest rate risk and are associated with our U.S. life insurance subsidiaries. Our mortgage insurance subsidiaries and immediate annuity products have moderate interest rate risk, although when interest rates decline the risk is relatively low in our Enact segment.

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

Our insurance and investment products are sensitive to interest rate fluctuations. For example, during periods of increasing market interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause increased unrealized losses on our investment portfolios, increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations, including the requirement to liquidate fixed-income investments in an unrealized loss position to satisfy surrenders or withdrawals.

Our insurance and investment products also expose us to the risk that falling interest rates or tightening credit spreads will reduce our interest rate margin (the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay to policyholders and contractholders). Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because some contracts have guaranteed minimum interest crediting rates, declines in earned investment returns can impact the profitability of these products. As of December 31, 2022, of our $4.6 billion deferred annuity products, $0.5 billion have guaranteed minimum interest crediting rate floors greater than or equal to 3.5% and we did not have any guaranteed minimum interest crediting rate floors greater than 5.5%. Most of these products were sold prior to 1999. Our universal life insurance products also have guaranteed minimum interest crediting rate floors, with no guaranteed minimum interest crediting rate floors greater than 6.0%. Of our $7.0 billion of universal life insurance products as of December 31, 2022, $3.7 billion have guaranteed minimum interest crediting rate floors ranging between 3% and 4%.

Our life insurance, long-term care insurance and fixed annuity products, as well as our guaranteed benefits on variable annuities, also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, life and long-term care insurance products are expected to generally produce positive cash flows as customers pay periodic premiums, which we invest as they are received. Low interest rates increase reinvestment risk and reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our life insurance, long-term care insurance and fixed annuity products and may increase hedging costs on our in-force block of variable annuity products. Although interest rates rose significantly in 2022, sustained low interest rates negatively impacted the margins of our single premium immediate annuity products in prior years, which resulted in the impairment and full write-off of our DAC balance related to these products and the establishment of additional future policy benefit reserves. See “—Critical Accounting Estimates—Future policy benefits” for additional details. If interest rates were to return to historic lows, our stockholders’ equity under new accounting guidance that will be effective for us January 1, 2023, could be materially adversely impacted. See “Item 1A—Risk Factors—Changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators could materially adversely affect our business, financial condition and results of operations.” In addition, certain statutory capital requirements are based on models that consider interest rates. Therefore, a return to prolonged periods of low interest rates may increase our statutory reserves, as well as assets and capital needed to support them.

The carrying value of our investment portfolio as of December 31, 2022 and 2021 was $58.9 billion and $72.3 billion, of which 79% and 84%, respectively, was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. During periods of increasing interest rates, market values of lower-yielding assets will decline resulting in unrealized losses on our investment portfolio. For example, as of December 31, 2021 (before the rise in interest rates), our fixed maturity securities were in a net unrealized investment gain position of $7.9 billion. However, as interest rates rose in 2022, the net unrealized investment gains on our fixed maturity securities more than reversed and as of December 31, 2022, our fixed maturity securities were in a net unrealized investment loss position of $4.3 billion. The rise in interest rates during 2022 had an adverse impact on our financial position and if interest rates continue to climb, we may experience a further decline in our stockholders’ equity in future periods. In addition, the value of our interest rate hedges will decline during periods of increasing interest rates, requiring us to post/return additional collateral with our derivative counterparties, which could add additional strain to our short-term liquidity. We attempt to mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the duration of the liabilities that those securities are intended to support.

Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. For example, during the fourth quarter of 2021, which experienced lower reported interest rates, we reinvested $1.5 billion at an average rate of 4.6% as compared to the 2021 annualized weighted-average investment yield of 5.1%. However, during the fourth quarter of 2022, which experienced higher reported interest rates, we reinvested $1.1 billion at an average rate of 6.7% as compared to our annualized weighted-average investment yield of 4.8%. Issuers of fixed-income securities or borrowers to our commercial mortgage loans may also decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments.

The primary market risk for our long-term borrowings is interest rate risk at the time of maturity or early redemption, when we may be required to refinance these obligations. During 2022, we repurchased $130 million and early redeemed $152 million principal of Genworth Holdings’ senior notes due in February 2024 and repurchased $13 million of Genworth Holdings’ senior notes due in June 2034. As of December 31, 2022, Genworth Holdings had outstanding principal of $887 million of long-term debt, with no debt maturities until June 2034. We continue to monitor the interest rate environment and other market influences to evaluate repurchasing our debt prior to maturity. While we are exposed to interest rate risk from our floating rate junior notes due in November 2066, we attempt to mitigate the interest rate risk by investing in variable rate assets that back this obligation.

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

Equity Market Risk

Our exposure to equity market risk within our insurance companies primarily relates to variable annuities and life insurance products and certain equity linked products. Certain variable annuity products have living benefit guarantees that expose us to equity market risk if the performance of the underlying mutual funds in the separate account products experiences downturns and volatility for an extended period of time which could result in more payments from general account assets than from contractholder separate account investments. Additionally, continued equity market volatility could result in additional losses in our variable annuity products and associated hedging program which could lead to increased hedging costs. Downturns in equity markets could also lead to an increase in liabilities associated with secondary guarantee features, such as guaranteed minimum benefits on separate account products, where we have equity market risk exposure.

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

Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed maturity securities to decrease by approximately $3.2 billion based on the fair value of our fixed maturity securities as of December 31, 2022, as compared to an estimated decrease of $4.7 billion under this model as of December 31, 2021. The decrease in the impact of the parallel shift in the yield curve as of December 31, 2022 was principally due to the decrease in the fair value of our fixed maturity securities in 2022 due to increasing interest rates.

We performed a similar sensitivity analysis on our derivatives portfolio and noted that a 100 basis point increase in interest rates resulted in a decrease in fair value of $496 million based on our derivatives portfolio as of December 31, 2022, as compared to an estimated decline of $631 million under this model as of December 31, 2021. The estimated decrease in fair value of our derivatives portfolio would also require us to post collateral to certain derivative counterparties of $397 million and would require us to post cash margin related to our cleared swaps and futures contracts of $99 million based on our derivatives portfolio as of December 31, 2022. Of the $496 million estimated decrease in fair value of our derivatives portfolio as of December 31, 2022, $99 million related to non-qualified derivatives used to mitigate interest rate risk associated with our variable annuity liabilities. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 100 basis point increase in interest rates resulted in a decrease of $48 million and $70 million based on our GMWB embedded derivative liabilities as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, we performed a similar sensitivity analysis and noted that a 100 basis point increase in interest rates resulted in an increase of $7 million and less than $1 million, respectively, on our fixed index annuity embedded derivatives. As of December 31, 2022 and 2021, a 100 basis point increase in interest rates would result in a decrease of $3 million and $5 million, respectively, on our indexed universal life embedded derivatives. The impact on our insurance liabilities is not included in the sensitivities above.

Our variable interest rate debt is comprised of junior subordinated notes due in November 2066 that have an annual interest rate equal to three-month LIBOR plus 2.0025%. See note 12 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information, including LIBOR transition. The principal amount, weighted-average interest rate and fair value of Genworth Holdings’ junior subordinated notes was as follows as of December 31:

(Dollar amounts in millions)	2022	2021
Principal amount	$600	$600
Weighted-average interest rate	3.81%	2.17%
Fair value (1)	$378	$364

(1)

The fair value methodology is based on the then-current coupon, revalued based on the LIBOR set and commercially available data using the current spread assumption. The model is a floating rate coupon model using the risk premium or spread assumption to derive the valuation.

Equity Market Risk

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the fair value of our equity investments to decline by approximately $26 million based on our equity positions as of December 31, 2022, as compared to an estimated decline of $12 million under this model as of December 31, 2021.

We performed a similar sensitivity analysis on our equity market derivatives and noted that a 10% decline in equity market prices would result in an increase in fair value of $54 million and $36 million based on our equity market derivatives as of December 31, 2022 and 2021, respectively. The estimated increase in fair value primarily relates to non-qualified derivatives used to mitigate equity market risk associated with our variable annuity and fixed index annuity liabilities. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 10% decline in equity market prices would result in an estimated increase in fair value of $28 million and $33 million based on our GMWB embedded derivative liabilities as of December 31, 2022 and 2021, respectively. As of December 31, 2022, we performed a similar sensitivity analysis on our fixed index annuity and indexed universal life embedded derivatives and noted that a 10% decline in equity market prices would result in an estimated decrease in fair value of $2 million and less than $1 million, respectively, as compared to an estimated decrease in fair value of $9 million and $1 million, respectively, as of December 31, 2021.

Item 8.	Financial Statements and Supplementary Data
Genworth Financial, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Genworth Financial, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Genworth Financial, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Loss recognition testing for long-term care insurance
As discussed in Notes 2 and 9 to the consolidated financial statements, of the Company’s total future policy benefits balance of $38,064 million as of December 31, 2022, long-term care insurance contracts were

$26,209 million. At least annually, the liability for future policy benefits is evaluated to determine if a premium deficiency exists. Loss recognition testing is generally performed at the line of business level, with acquired blocks and certain reinsured blocks tested separately. If the liability for future policy benefits plus the current present value of expected future gross premiums is less than the current present value of expected future benefits and expenses (including any unamortized deferred acquisition costs (DAC)), a charge to net income (loss) is recorded for accelerated DAC amortization and, if necessary, a premium deficiency reserve is established. The loss recognition test is based upon expected estimated claims and premium payments, which includes assumptions for future in-force
rate actions and morbidity. Estimates of future
in-force
rate actions include those that are approved or anticipated to be approved, including premium rate increases and associated benefit reductions not yet filed.
We identified the evaluation of future
in-force
rate actions and morbidity assumptions (key assumptions) used in loss recognition testing for a portion of long-term care insurance as a critical audit matter. Due to the extent of audit effort required for the measurement uncertainty, the evaluation of the key assumptions required especially subjective auditor judgment. Specialized skills were needed to evaluate the future in-force
rate actions and morbidity assumptions used in the Company’s loss recognition testing.
The following are the primary procedures we performed to address this critical audit matter. With the assistance of actuarial professionals, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s loss recognition testing. This included controls over the development of future in-force
rate actions and morbidity assumptions. We tested the Company’s process to develop the assumptions used in the annual loss recognition testing through the procedures below. We assessed the reasonableness of the Company’s updated future in-force
rate actions assumptions in relation to the Company’s historical and expected experience, including assessing the Company’s intent and ability to achieve the expected future in-force
rate actions. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:

•	Evaluating the methods and assumptions for consistency with generally accepted actuarial methodologies and industry practice

•
Evaluating the Company’s key assumptions by assessing the Company’s relevant historical and experience data, and industry data, as applicable for certain key assumptions, and the consistency of the assumptions with each other

•
Assessing the reasonableness of estimated future
in-force
rate action assumptions for a selection of estimated rate increases by a) comparing to the Company’s historical regulatory approvals and regulatory information and b) assessing the Company’s ability to achieve the expected future in-force
rate actions by analyzing the Company’s calculations that the requirements to request a rate action have been met

•	Analyzing the actual impact of individual key assumption changes to the results of the loss recognition test using the Company’s analysis of the impact of each update to the projected cash flows.
Long-term care insurance claim reserves
As discussed in Notes 2 and 10 to the consolidated financial statements, the liability for policy and contract claims for long-term care insurance products (long-term care claim reserves) represents the present value of the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before December 31, 2022. Key assumptions include insured morbidity, which includes frequency and severity of claims, including claim termination rates (CTR) and benefit utilization rates (BUR). The Company’s long-term care claim reserve was $11,380 million of a total liability for policy and contract claims of $12,234 million as of December 31, 2022.
We identified the assessment of the estimate for a portion of the long-term care claim reserves as a critical audit matter. The evaluation of the CTR and BUR assumptions used in the determination of the morbidity assumption for claim duration and severity required especially subjective auditor judgment and increased extent of effort as small changes in the assumptions could have material impacts on reserves. Additionally, specialized skills were needed to evaluate the Company’s CTR and BUR assumptions used to derive the morbidity assumptions and the impact of those assumptions on the long-term care claim reserves.
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

Liability for guarantees and deferred acquisition costs for universal life and term universal life policies
As discussed in Notes 2, 6 and 9 to the consolidated financial statements, the liability for guarantees represents a supplementary reserve established in addition to the contract value and is calculated by applying a benefit ratio to accumulated contract holder assessments, and then deducting accumulated paid claims. The benefit ratio is equal to the ratio of benefits to assessments, accumulated with interest and considering both past and anticipated future claims experience. Amortization of deferred acquisition costs (DAC) for universal life and term universal life insurance contracts is based on expected gross profits. Key assumptions used to determine the estimated future benefits used in the benefit ratio and expected gross profits for amortization of DAC include insured mortality and expected policy lapses. The Company’s policyholder account balances related to universal and term universal life insurance contracts was $9,819 million of total policyholder account balances of $17,113 million as of December 31, 2022. Of the total $9,819 million, a portion of this represents the additional benefit reserves for guarantees related to universal and term universal life insurance contracts. The Company’s DAC balance is $2,200 million as of December 31, 2022, a portion of which relates to universal and term universal life insurance contracts.
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

Mortgage insurance loss reserves
As described in Notes 2 and 10 to the consolidated financial statements, the Company estimates the liabilities for losses on insured mortgage loans for the Enact segment (mortgage insurance loss reserves) by estimating the number of loans in their inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The estimates are determined using a factor-based approach, in which assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim are calculated using traditional actuarial techniques. The Company’s Enact segment’s mortgage insurance loss reserves were $519 million of a total liability for policy and contract claims of $12,234 million as of December 31, 2022.
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

LDTI transition adjustment for long-term care insurance
As discussed in Note 2 to the consolidated financial statements, the Company disclosed the estimated transition effect of the adoption of ASU
2018-12
Financial Services – Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI). The Company will adopt this new accounting guidance for future periods on the effective date of January 1, 2023 using the modified retrospective method for all topics except for market risk benefits, which is required to be adopted using the retrospective method. The new accounting guidance, for all topics, will be applied as of January 1, 2021 (Transition Date). Upon adoption, and as of the Transition Date, the Company estimates total stockholders’ equity will decrease by approximately $13.7 billion after-tax
and is expected to include a reduction to retained earnings of approximately $2.2 billion (LDTI Transition Adjustment). A portion of the LDTI Transition Adjustment relates to long-term care insurance contracts (LTC LDTI Transition Adjustment). The LTC LDTI Transition Adjustment uses the Company’s cash flow assumptions as of January 1, 2021 to estimate the liability for future policy benefits, which include assumptions for future in-force
rate actions and morbidity. Estimates of future
in-force
rate actions include those that are approved or anticipated to be approved, including premium rate increases and associated benefit reductions not yet filed.

We identified the evaluation of estimated future
in-force
rate actions and morbidity assumptions (key assumptions) used in the LTC LDTI transition adjustment as of January 1, 2021 as a critical audit matter. Due to the extent of audit effort required for the measurement uncertainty, the evaluation of the key assumptions required especially subjective auditor judgment, and specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. With the assistance of actuarial professionals, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s LTC LDTI transition adjustment. This included controls over the development of the key assumptions. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:

•	Evaluating the methods and assumptions for consistency with generally accepted actuarial methodologies and industry practice

•
Evaluating the Company’s key assumptions by assessing the Company’s relevant historical experience data, industry data, as applicable for certain key assumptions, and the consistency of the assumptions with each other

•
Assessing the reasonableness of estimated future
in-force
rate action assumptions for a selection of estimated rate increases by a) comparing to the Company’s historical regulatory approvals and regulatory information and b) assessing the Company’s ability to achieve the expected future in-force
rate actions by reperforming the Company’s calculations that the requirements to request a rate action have been met.

/s/ KPMG LLP
We have not been able to determine the specific year that we began serving as the Company’s auditor, however we are aware that we have served as the Company’s auditor since at least 1996.
Richmond, Virginia
February 28, 2023

GENWORTH FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value and share amounts)

	December 31,
	2022	2021
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $ 50,834 and $ 52,611 , respectively, and allowance for credit losses of $ — as of December 31 , 2022 and 2021)	$46,583	$60,480
Equity securities, at fair value	319	198
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $ 4 as of December 31 , 2022 and 2021)	7,032	6,856
Less: Allowance for credit losses	(22)	(26)

Commercial mortgage loans, net	7,010	6,830
Policy loans	2,139	2,050
Limited partnerships	2,331	1,900
Other invested assets	566	820

Total investments	58,948	72,278
Cash, cash equivalents and restricted cash	1,799	1,571
Accrued investment income	643	647
Deferred acquisition costs	2,200	1,146
Intangible assets	241	143
Reinsurance recoverable	16,495	16,868
Less: Allowance for credit losses	(60)	(55)

Reinsurance recoverable, net	16,435	16,813
Other assets	415	388
Deferred tax asset	1,344	119
Separate account assets	4,417	6,066

Total assets	$86,442	$99,171

Liabilities and equity
Liabilities:
Future policy benefits	$38,064	$41,528
Policyholder account balances	17,113	19,354
Liability for policy and contract claims	12,234	11,841
Unearned premiums	584	672
Other liabilities	1,672	1,511
Long-term borrowings	1,611	1,899
Separate account liabilities	4,417	6,066
Liabilities related to discontinued operations	8	34

Total liabilities	75,703	82,905

Commitments and contingencies

Equity:
Class A common stock, $ 0.001 par value; 1.5 billion shares authorized; 600 million and 596 million shares issued as of December 31 , 2022 and 2021 , respectively; 495 million and 508 million shares outstanding as of December 31 , 2022 and 2021 , respectively	1	1
Additional paid-in capital	11,869	11,858
Accumulated other comprehensive income (loss)	(2,220)	3,861
Retained earnings	3,098	2,490
Treasury stock, at cost ( 105 million and 88 million shares as of December 31 , 2022 and 2021 , respectively)	(2,764)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	9,984	15,510
Noncontrolling interests	755	756

Total equity	10,739	16,266

Total liabilities and equity	$86,442	$99,171

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)

	Years ended December 31,
	2022	2021	2020
Revenues:
Premiums	$3,719	$3,435	$3,836
Net investment income	3,146	3,370	3,227
Net investment gains (losses)	(17)	323	492
Policy fees and other income	659	704	729

Total revenues	7,507	7,832	8,284

Benefits and expenses:
Benefits and other changes in policy reserves	4,242	4,383	5,214
Interest credited	503	508	549
Acquisition and operating expenses, net of deferrals	1,371	1,223	935
Amortization of deferred acquisition costs and intangibles	307	377	463
Interest expense	106	160	195

Total benefits and expenses	6,529	6,651	7,356

Income from continuing operations before income taxes	978	1,181	928
Provision for income taxes	239	263	230

Income from continuing operations	739	918	698
Income (loss) from discontinued operations, net of taxes	—	27	(486)

Net income	739	945	212
Less: net income from continuing operations attributable to noncontrolling interests	130	33	—
Less: net income from discontinued operations attributable to noncontrolling interests	—	8	34

Net income available to Genworth Financial, Inc.’s common stockholders	$609	$904	$178

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$609	$885	$698
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	19	(520)

Net income available to Genworth Financial, Inc.’s common stockholders	$609	$904	$178

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$1.21	$1.75	$1.38

Diluted	$1.19	$1.72	$1.36

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$1.21	$1.78	$0.35

Diluted	$1.19	$1.76	$0.35

Weighted-average common shares outstanding:
Basic	504.5	506.9	505.2

Diluted	511.0	514.7	511.6

See Notes to Consolidated Financial Statements

1
66

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years ended December 31,
	2022	2021	2020
Net income	$739	$945	$212

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(5,372)	(370)	764
Net unrealized gains (losses) on securities with an allowance for credit losses	—	6	(6)
Derivatives qualifying as hedges	(825)	(186)	209
Foreign currency translation and other adjustments	30	148	55

Total other comprehensive income (loss)	(6,167)	(402)	1,022

Total comprehensive income (loss)	(5,428)	543	1,234
Less: comprehensive income attributable to noncontrolling interests	44	177	64

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(5,472)	$366	$1,170

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

						Total
						Genworth
			Accumulated			Financial,
		Additional	other		Treasury	Inc.’s
	Common	paid-in	comprehensive	Retained	stock, at	stockholders’	Noncontrolling	Total
	stock	capital	income (loss)	earnings	cost	equity	interests	equity

Balances as of December 31, 2019	$1	$11,990	$3,433	$1,461	$(2,700)	$14,185	$447	$14,632
Cumulative effect of change in accounting, net of taxes	—	—	—	(55)	—	(55)	—	(55)
Comprehensive income:
Net income	—	—	—	178	—	178	34	212
Other comprehensive income, net of taxes	—	—	992	—	—	992	30	1,022

Total comprehensive income						1,170	64	1,234
Dividends to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Stock-based compensation expense and exercises and other	—	18	—	—	—	18	—	18

Balances as of December 31, 2020	1	12,008	4,425	1,584	(2,700)	15,318	502	15,820

Initial sale of subsidiary shares to noncontrolling interests	—	(167)	(26)	—	—	(193)	773	580
Sale of business that included noncontrolling interests	—	—	—	—	—	—	(657)	(657)
Comprehensive income (loss):
Net income	—	—	—	904	—	904	41	945
Other comprehensive income (loss), net of taxes	—	—	(538)	—	—	(538)	136	(402)

Total comprehensive income						366	177	543
Dividends to noncontrolling interests	—	—	—	—	—	—	(37)	(37)
Stock-based compensation expense and exercises and other	—	17	—	2	—	19	(2)	17

Balances as of December 31, 2021	1	11,858	3,861	2,490	(2,700)	15,510	756	16,266

Comprehensive income (loss):
Net income	—	—	—	609	—	609	130	739
Other comprehensive loss, net of taxes	—	—	(6,081)	—	—	(6,081)	(86)	(6,167)

Total comprehensive income (loss)						(5,472)	44	(5,428)
Treasury stock acquired in connection with share repurchases	—	—	—	—	(64)	(64)	—	(64)
Dividends to noncontrolling interests	—	—	—	—	—	—	(46)	(46)
Stock-based compensation expense and exercises and other	—	11	—	(1)	—	10	1	11

Balances as of December 31, 2022	$1	$11,869	$(2,220)	$3,098	$(2,764)	$9,984	$755	$10,739

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years ended December 31,
	2022	2021	2020

Cash flows from (used by) operating activities:
Net income	$739	$945	$212
Less (income) loss from discontinued operations, net of taxes	—	(27)	486
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums	(154)	(176)	(157)
Net investment (gains) losses	17	(323)	(492)
Charges assessed to policyholders	(596)	(620)	(646)
Acquisition costs deferred	—	(8)	(3)
Amortization of deferred acquisition costs and intangibles	307	377	463
Deferred income taxes	235	290	228
Derivative instruments, limited partnerships and other	(335)	(359)	(112)
Stock-based compensation expense	37	40	39
Change in certain assets and liabilities:
Accrued investment income and other assets	(161)	(129)	(92)
Insurance reserves	863	642	1,217
Current tax liabilities	(1)	(34)	6
Other liabilities, policy and contract claims and other policy-related balances	129	310	830
Cash used by operating activities—discontinued operations	(31)	(491)	(19)

Net cash from operating activities	1,049	437	1,960

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	2,705	4,162	3,637
Commercial mortgage loans	759	874	744
Limited partnerships and other invested assets	185	255	182
Proceeds from sales of investments:
Fixed maturity and equity securities	2,658	2,273	3,040
Purchases and originations of investments:
Fixed maturity and equity securities	(4,035)	(5,216)	(7,763)
Commercial mortgage loans	(958)	(963)	(547)
Limited partnerships and other invested assets	(645)	(767)	(449)
Short-term investments, net	23	18	35
Policy loans, net	41	57	190
Proceeds from sale of business, net of cash transferred	—	270	—
Cash used by investing activities—discontinued operations	—	(67)	(222)

Net cash from (used by) investing activities	733	896	(1,153)

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	606	669	862
Withdrawals from universal life and investment contracts	(1,668)	(2,071)	(2,282)
Redemption of non-recourse funding obligations	—	—	(315)
Proceeds from issuance of long-term debt	—	—	738
Repayment and repurchase of long-term debt	(297)	(1,541)	(490)
Proceeds from sale of subsidiary shares to noncontrolling interests	—	529	—

Treasury stock acquired in connection with share repurchases	(64)	—	—
Dividends paid to noncontrolling interests	(46)	(37)	—
Other, net	(85)	32	(2)
Cash used by financing activities—discontinued operations	—	—	(18)

Net cash used by financing activities	(1,554)	(2,419)	(1,507)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $—, $(1) and $ 18 related to discontinued operations for the years ended December 31, 2022, 2021 and 2020, respectively)	—	1	15

Net change in cash, cash equivalents and restricted cash	228	(1,085)	(685)
Cash, cash equivalents and restricted cash at beginning of period	1,571	2,656	3,341

Cash, cash equivalents and restricted cash at end of period	1,799	1,571	2,656
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	95

Cash, cash equivalents and restricted cash of continuing operations at end of period	$1,799	$1,571	$2,561

See

Notes to Consolidated Financial Statements

1
69

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
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
We operate our business through the following three operating segments:

•
Enact.
Our Enact segment predominantly includes Enact Holdings, Inc., (“Enact Holdings”) and its mortgage insurance subsidiaries. Through Enact Holdings, we offer private mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans at specified coverage percentages (“primary mortgage insurance”). Enact Holdings also selectively enters into insurance transactions with lenders and investors, under which it insures a portfolio of loans at or after origination (“pool mortgage insurance”). References herein to “Enact,” our “Enact segment” and our “U.S. mortgage insurance subsidiaries” can generally be viewed as references to Enact Holdings and its mortgage insurance subsidiaries, unless the context otherwise requires.

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
On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock. Pursuant to the program, during 2022, Genworth Financial repurchased 16,173,196 shares of its common stock at an average price of $3.94 per share for a total cost of $64 million, including costs paid in connection with acquiring the shares. The repurchased shares were recorded at cost and presented as treasury stock in a separate caption in equity in our consolidated balance sheet.
Genworth
Financial also repurchased 5,912,297 shares from

17
0

February

9
, 2023 through February 2
4
,
2023 of its common stock
at an ave
r
age price of $
6.08
per share for a total cost of $
36
million, leaving approximately $
250
million that may yet be purchased under the share repurchase program. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions or by other means, including through
10b5-1
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
Premiums received under annuity contracts without significant mortality risk and premiums received on investment and universal life insurance products are not reported as revenues but rather as deposits and are included in liabili ti
es for policyholder account balances.
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

17
1

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

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
d) Investment Securities
At the time of purchase, we designate our fixed maturity securities as either available-for-sale
or trading and report them in our consolidated balance sheets at fair value. Our portfolio of fixed maturity securities comprises primarily investment grade securities. Changes in the fair value of available-for-sale
fixed maturity securities, net of the effect on deferred acquisition costs (“DAC”), present value of future profits (“PVFP”), sales inducements, benefit reserves, policyholder contract balances and deferred income taxes, are reflected as unrealized investment gains or losses in a separate component of accumulated other comprehensive income (loss). Equity securities are recorded at fair value in our consolidated balance sheets and changes in the fair value are reflected in net investment gains (losses).
Allowance for Credit Losses and Write-Downs of
Available-For-Sale
Fixed Maturity Securities
We regularly review securities in an unrealized loss position to determine whether the decline in fair value is related to credit losses or other factors. If we have either (i) the intent to sell the security, or (ii) it is more likely than not that we will be required to sell the security prior to recovering the amortized cost, we record a reduction to the security’s amortized cost and recognize the loss in net investment gains (losses) for the difference between the security’s amortized cost and fair value. If neither of the two preceding conditions exist, we determine whether the decline in fair value is related to credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency/agencies and adverse conditions specifically related to the security, among other factors. If a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security and a credit loss allowance is recognized in net investment gains (losses), limited to the amount that the fair value is less than the amortized cost basis. Losses are written off against the allowance when deemed uncollectible or when we intend to sell or expect we will be required to sell a security prior to recovering its amortized cost. When there is an allowance for credit losses, we reassess the credit losses each balance sheet date and subsequent increases or decreases are recorded as an adjustment to the allowance for credit losses, with a corresponding gain or loss recorded in net investment gains (losses).

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

17
2

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

geographic location and other relevant characteristics of the security or underlying assets, as well as reasonable and supportable forecasts. We regularly monitor our investment portfolio to ensure that securities with a credit loss are identified in a timely manner and any losses are recognized in the proper period.
Accrued interest is included in accrued investment income in our consolidated balance sheet and had a carrying value of $511 million and $523 million as of December 31, 2022 and 2021, respectively. We exclude accrued interest related to
available-for-sale
fixed maturity securities from the estimate of allowance for credit losses. Accrued interest on available-for-sale
fixed maturity securities is deemed uncollectible and typically written off after 90 days; therefore, we do not measure an allowance for credit losses related to accrued interest. Amounts written off related to accrued interest are recorded as a credit loss expense included in net investment gains (losses).
e) Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We have fixed maturity securities, equity securities, short-term investments, limited partnerships, derivatives, embedded derivatives, separate account assets and certain other financial instruments, which are carried at fair value.
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

•
Level 2—Quoted prices for similar instruments in active markets; quoted prices for ide
n
tical or similar instruments in markets that are not active; and model-derived valuations for which inputs are observable or where those significant value drivers are observable.

•	Level 3—Instruments for which significant value drivers are unobservable.
Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as actively traded equity securities and actively traded mutual fund investments.
Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. These models are primarily industry-standard models that consider various inputs, such as interest rate, credit spread and foreign exchange rates for the underlying financial instruments. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed maturity and equity securities; government or agency securities; certain mortgage-backed and asset-backed securities; certain non-exchange-traded
derivatives such as interest rate or cross currency swaps; and short-term investments.
Level 3 comprises financial instruments whose fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on, nor corroborated by, readily available market information. In certain instances, this category may also utilize non-binding
broker

17
3

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

quotes. This category primarily consists of certain less liquid fixed maturity and equity securities and certain derivative instruments or embedded derivatives where we cannot corroborate the significant valuation inputs with market observable data
.
As
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
Accrued interest related to commercial mortgage loans is included in accrued investment income in our consolidated balance sheet and had a carrying value of $22 million and $23 million as of December 31, 2022 and 2021. We do not measure an allowance for credit losses related to accrued interest as uncollectible accrue
d

17
4

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

interest related to our commercial mortgage loans is written off after 90 days and once collectability is determined to be uncertain and not probable. Amounts written off related to accrued interest are recorded as a credit loss expense included in net investment gains (losses).
g) Limited Partnerships
Limited partnerships are accounted for at fair value when our partnership interest is considered minor (generally less than 3% ownership in the limited partnerships) and we exercise no influence over operating and financial policies. For limited partnerships that do not have a readily determinable fair value, we utilize the net asset value (“NAV”) from the underlying fund statements as a practical expedient for fair value. Changes in the estimated fair value of these investments are included in net investment gains (losses) and income and expenses are reported in net investment income. Investment distributions are evaluated to determine whether the distribution is a return on investment, such as dividend income, or a return of capital. If our ownership percentage exceeds the minor threshold, limited partnerships are accounted for using the equity method of accounting. Our proportionate share of the earnings or losses for limited partnerships accounted for using the equity method of accounting is included in net investment income. In applying either method, we use financial information provided by the investee generally on a one-
to three-month lag. However, for limited partnerships measured at fair value, we consider whether an adjustment to the estimated fair value is necessary when the measurement date is not aligned with our reporting date.
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
Amortization for deferred annuity and universal life insurance contracts is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to date or for changes in underlying assumptions relating to future gross profits. Estimates of gross profits for DAC amortization are based on assumptions including interest rates, policyholder persistency or lapses, insured l if
e expectancy or longevity and expenses.

17
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

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
Therefore, DAC amortized based on expected gross profits is adjusted to reflect the effects that would have been recognized had the unrealized investment (gains) losses been actually realized with a corresponding amount recorded in other comprehensive income (loss) (“OCI”). DAC associated with traditional long-duration insurance contracts is not adjusted for unrealized investment (gains) or losses unless a premium deficiency would have resulted upon the (gain) or loss being realized.
Short-Duration Contracts.
Acquisition costs primarily consist of underwriting costs and are amortized in proportion to estimated gross profit.
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

17
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

cash flows, which requires the use of estimates and judgment, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested at least annually for impairment using a qualitative or quantitative assessment and are written down to
fair value as required.
k) Reinsurance
Premium revenue, benefits and acquisition and operating expenses, net of deferrals, are reported net of the amounts relating to reinsurance ceded to other companies. Amounts due from reinsurers for incurred and estimated future claims are reflected in the reinsurance recoverable asset. Amounts received from reinsurers that represent recovery of acquisition costs are netted against DAC so that the net amount is capitalized. The cost of reinsurance is accounted for over the terms of the related treaties using assumptions consistent with those used to account for the underlying reinsured policies. Gains from cost of reinsurance are deferred and amortized to current period net income (loss) over the reinsurance contract period or life of the underlying reinsured contract. Premium revenue, benefits and acquisition and operating expenses, net of deferrals, for reinsurance contracts that do not qualify for reinsurance accounting are accounted for under the deposit method of accounting.
Allowance for Credit Losses on Reinsurance Recoverables
The allowance for credit losses related to reinsurance recoverables is evaluated based on historical loss experience adjusted for current events and reasonable and supportable forecasts from both internal and external sources. The allowance is measured by reinsurer, taking into consideration the reinsured product type and collateral type, and is calculated based on an externally reported probability of default corresponding to the reinsurer’s credit rating and the expected duration of the reinsurer’s contractual obligation to reimburse us for ceded claims on the underlying policies. Our estimate of the allowance reflects consideration for collateral securing the reinsurance agreements and expected recoveries of amounts previously charged off and expected to be charged off. We also consider other credit risk factors, including, among other factors, the historical frequency and severity of the associated insurance claims, aging of recoverables and regulatory, legal and economic factors, to determine if an additional incremental allowance for credit losses is required. No reversion adjustments are necessary as the starting point for our allowance for credit losses reflects historical loss experience covering the expected duration of the reinsurer’s contractual obligation to reimburse us. If available facts and circumstances indicate the reinsurance recoverable does not reflect expectations consistent with the collective analysis, the reinsurance recoverable is assessed on a separate basis. Write-offs are deducted from the allowance in the period the reinsurance recoverable is determined to be uncollectible.
l) Derivatives
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
We formally document all relationships between hedging instruments and hedged items, as
well as our risk management objective and strategy for undertaking various hedge transactions. In this documentation, we

1
7
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

specifically identify the asset, liability or forecasted transaction that has been designated as a hedged item, state how the hedging instrument is expected to hedge the risks related to the hedged item and set forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness. We generally determine hedge effectiveness based on total changes in fair value of the hedged item attributable to the hedged risk and the total changes in fair value of the derivative instrument.
We discontinue hedge accounting prospectively when: (i) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) the derivative is de-designated
as a hedge instrument; or (iv) it is no longer probable that the forecasted transaction will occur.
For all qualifying and highly effective cash flow hedges, changes in fair value of the derivative instrument are reported as a separate component of accumulated other comprehensive income (loss). When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative continues to be carried in the consolidated balance sheets at its fair value, and gains and losses that were accumulated in OCI are recognized immediately in net income (loss). When the hedged forecasted transaction is no longer probable, but is reasonably possible, the accumulated gain or loss remains in OCI and is recognized when the transaction affects net income (loss); however, prospective hedge accounting for the transaction is terminated. In all other situations in which hedge accounting is discontinued on a cash flow hedge, amounts previously deferred in OCI are reclassified into net income (loss) when net income (loss) is impacted by the variability of the cash flow of the hedged item.
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
The majority of our derivative arrangements require the posting of collateral upon meeting certain net exposure thresholds. The amounts recognized for derivative counterparty collateral received by us are recorded in cash, cash equivalents and restricted cash with a corresponding amount recorded in other liabilities to represent our obligation to return the collateral retained by us. As of December 31, 2022 and 2021, the amount of cash collateral received from counterparties was $16 million and $255 million, respectively. We also receive non-cash
collateral that is not recognized in our consolidated balance sheet unless we exercise our right to sell or re-pledge
the underlying asset. As of December 31, 2022 and 2021, the fair value of non-cash
collateral received was $5

million and $53 million, respectively, and the underlying assets were not sold or re-pledged.
We pledged

17
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

$
1,095
 million and $
536
 million of fixed maturity securities as of December 31, 2022 and 2021, respectively.

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
m) Separate Accounts and Related Insurance Obligations
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
n) Insurance Reserves
Future Policy Benefits
The liability for future policy benefits is equal to the present value of ex pe
cted future benefits and expenses, less the present value of expected future net premiums based on assumptions including projected interest rates

1
79

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

and investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force
from one period to the next), insured mortality (i.e., life expectancy or longevity), insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses, all of which are locked-in
at the time the policies are issued or acquired. Claim termination rates refer to the expected rates at which claims end. Benefit utilization rates estimate how much of the available policy benefits are expected to be used.
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

18
0

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

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
o) Liability for Policy and Contract Claims
The liability for policy and contract claims, or claim reserves, represents the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. The estimated liability includes requirements for future payments of: (i) claims that have been reported to the insurer; (ii) claims related to insured events that have occurred but that have not been reported to the insurer as of the date the liability is estimated; and (iii) claim adjustment expenses. Claim adjustment expenses include costs incurred in the claim settlement process such as legal fees and costs to record, process and adjust claims.
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
The liability for policy and contract claims for our long-term care insurance products represents the present value of the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. Key assumptions include projected interest rates and investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force
from one period to the next), insured mortality (i.e., life expectancy or longevity), insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses. Claim termination rates refer to the expected rates at which claims end. Benefit utilization rates estimate how much of the available policy benefits are expected to be used. Both claim termination rates and benefit utilization rates are influenced by, among other things, gender, age at claim, diagnosis, type of care needed, benefit period, and daily be
nefit

18
1

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

amount. Because these assumptions relate to factors that are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our reserves, results of operations and financial condition.
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
p) Unearned Premiums
For single premium insurance contracts, we recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable,
then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical experience. We periodically review our premium earnings recognition models with any adjustments to the estimates reflected as a cumulative adjustment in current period net income (loss). Our reviews include the consideration of recent and projected loss experience, policy cancellation experience and refinement of actuarial methods. We did not have any adjustments associated with this review in 2022, 2021 or 2020.
q) Stock-Based Compensation
For share-based equity awards, we determine fair value on the grant date and recognize the related compensation expense, adjusted for expected forfeitures, through the income statement over the respective vesting period of the awards.

18
2

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

r) Employee Benefit Plans
We provide employees with a defined contribution pension plan and recognize expense
t
hroughout the year based on the employee’s age, service and eligible pay. We make an annual contribution to the plan. We also provide employees with defined contribution savings plans. We recognize expense for our contributions to the savings plans at the time employees make contributions to the plans.
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
s) Income Taxes
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
t) Foreign Currency Translation
The determination of the functional currency is made based on the appropriate economic and management indicators. The assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rates in

18
3

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

effect at the balance sheet
date
. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss). Revenues and expenses of the foreign operations are translated into U.S.

dollars at the average rates of exchange during the period of the transaction. Gains and losses from foreign currency transactions are reported in net income and have not been material in any years presented in our consolidated statements of income.
u) Variable Interest Entities
We are involved in certain entities that are considered VIEs as defined under U.S. GAAP, and accordingly, we evaluate the VIE to determine whether we are the primary beneficiary and are required to consolidate the assets and liabilities of the entity. The primary beneficiary of a VIE is the enterprise that has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The determination of the primary beneficiary for a VIE can be complex and requires management judgment regarding the expected results of the entity and how those results are absorbed by variable interest holders, as well as which party has the power to direct activities that most significantly impact the performance of the VIEs.
Our primary involvement related to VIEs includes securitization transactions, certain investments, reinsurance transactions and certain mortgage insurance policies.
We have a beneficial interest in a VIE where we are the servicer and transferor of certain assets that were sold to the VIE. Our primary economic interest in this VIE represents the excess interest of the commercial mortgage loans. This securitization entity was designed to have significant limitations on the types of assets owned, the types and extent of permitted activities and decision making rights and is comprised of an entity backed by commercial mortgage loans. As a result of our involvement in the entity’s design or having certain decision making ability regarding the assets held by the securitization entity, consolidation of the VIE is required. As of December 31, 2022 and 2021, we had $21 million and $29 million, respectively, of total securitized assets required to be consolidated. The assets held by the securitization entity are restricted and can only be used to fulfill the obligations of the securitization entity. We do not have any additional exposure or guarantees associated with this securitization entity. There was no new asset securitization activity in 2022.
We have excess of loss reinsurance agreements with entities that are considered VIEs. Our involvement with these VIEs represents mortgage insurance claim coverage through excess of loss reinsurance, which includes significant insurance risk and a reasonable possibility of a significant loss but does not result in the unilateral power to direct the activities that most significantly affect the VIEs’ economic performance or result in the obligation to absorb losses or the right to receive benefits. Accordingly, consolidation of the VIEs is not required. The assets of the VIEs are deposited in reinsurance trusts for our benefit that will be the source of reinsurance claim payments. Refer to note 8 for additional information related to our reinsurance agreements with entities that are considered VIEs.
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

18
4

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

underlying loans, we do not typically have any ongoing involvement with the VIE other than our mortgage insurance coverage and do not act in a servicing capacity for the underlying loans held by the VIE.
v) Leases
We have leased assets predominantly classified as operating leases, which are recognized both as a right-of-use
asset and a corresponding lease liability
in our

consolidated balance sheets. Our leased assets consist of office space in nine locations in the United States and one location in Mexico. Lease payments included in the calculation of our lease liability include fixed amounts contained within each rental agreement and variable lease payments that are based upon an index or rate. We combine lease and non-lease
components and as a result,
non-lease
components are included in the calculation of our lease liability. Our remaining lease terms ranged from one to 16 years and had a weighte
d-a
verage remaining lease term of eight years as of December 31, 2022. The implicit rate of our lease agreements was not readily determinable; therefore, we utilized our incremental borrowing rate to discount future lease payments. The weighted-average discount rate was 7.0% as of December 31, 2022. The amount of contractual undiscounted lease obligations due in 2023, 2024, 2025, 2026, and 2027 and thereafter is $7 million, $11 million, $11 million, $9 million and $31 million, respectively. As of December 31, 2022, the operating lease liability recorded in other liabilities in our consolidated balance sheet of $51 million was net of imputed interest of $18 million.
w) Accounting Changes
Troubled Debt Restructurings
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

18
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The guidance adds, eliminates and modifies certain disclosure requirements for defined benefit pension and other postretirement benefit plans. We adopted this accounting guidance using the retrospective method, which did not have a significant impact on our consolidated financial statements and disclosures.
Fair Value Disclosures
On January 1, 2020, we adopted new accounting guidance related to fair value disclosure requirements as part of the FASB’s disclosure framework project. The guidance adds, eliminates and modifies certain disclosure requirements for fair value measurements. The guidance includes new disclosure requirements related to changes in unrealized gains and losses included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. We adopted this accounting guidance using the prospective method for the aforementioned disclosures, as well as the narrative description of measurement uncertainty, and the retrospective method for all other disclosures. This accounting guidance did not impact our consolidated financial statements but impacted our fair value disclosures.
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
Reference Rate Reform
In March 2020, January 2021 and December 2022, the FASB issued new accounting guidance related to reference rate reform, which was effective for us on January 1, 2020. The guidance provides temporary guidance

18
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform, which includes the transition away from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. This guidance provides optional practical expedients and exceptions for applying generally accepted accounting principles to investments, derivatives or other transactions affected by reference rate reform such as those that impact the assessment of derivative hedge effectiveness and contract modifications, to include continuing hedge accounting when certain critical terms of a hedging relationship change and modifying certain effectiveness assessments to exclude certain potential sources of ineffectiveness. The guidance was updated to clarify that the optional practical expedients and exceptions can be applied to derivatives that use an interest rate for margining, discounting, or contract price alignment. In addition to the optional practical expedients, the guidance includes a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. We adopted this guidance prospectively and it did not have a significant impact on our consolidated financial statements or disclosures. However, the amendments in this guidance may be elected over time through December 31, 2024 as reference rate reform activities occur and therefore, this guidance may impact our procedures, including our documentation of our cash flow hedge effectiveness, determined on an individual hedge basis, and the measurement of interest calculated on our floating rate junior subordinated notes, as we implement measures to transition away from LIBOR.
x) Accounting Pronouncements Not Yet Adopted
In June 2022, the FASB issued new accounting guidance related to the fair value measurement of equity securities subject to contractual sale restrictions. The guidance clarifies existing fair value guidance on measuring the fair value of an equity security subject to contractual sale restrictions and adds new disclosures related to these securities. This guidance is currently effective for us on January 1, 2024 using the prospective method, with early adoption permitted, which we do not intend to elect. We do not expect a significant impact from this guidance on our consolidated financial statements and disclosures.
In August 2018, the FASB issued new accounting guidance that significantly changes the recognition and measurement of long-duration insurance contracts, commonly known as long-duration targeted improvements (“LDTI”). This new accounting guidance directly impacts DAC, intangible assets and insurance liabilities in our U.S. life insurance companies, and also significantly increases our disclosure requirements. While the new guidance will have a significant impact on existing U.S. GAAP financial statements and disclosures, it will not impact the cash flows or underlying economics of the business, business strategy, statutory net income (loss) or risk-based capital of our U.S. life insurance companies, as well as have no impact on our Enact segment, Corporate and Other activities or management of capital.
We will adopt this new accounting guidance for future reporting periods on the effective date of January 1, 2023 using the modified retrospective method for all topics except for market risk benefits (“MRBs”), which is required to be applied using the retrospective method. The new accounting guidance, for all topics, will be applied as of January 1, 2021 (the “Transition Date”) with an adjustment to beginning retained earnings and accumulated other comprehensive income (loss). In addition, we will re-present
our financial statements for the years ended December 31, 2022 and 2021, and comparable quarterly prior periods as applicable, in accordance with the new accounting standard.

On the Transition Date, we will calculate a ratio of future benefits and expenses less the existing carrying value of reser ve
s to future gross premiums, or the net premium ratio, using updated assumptions and the discount

18
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

rate immediately before the Transition Date
(locked-in
discount rate). See note
2(n)
—
Insurance Reserves
—
Future Policy Benefits
for significant assumptions used in the measurement of our insurance reserves. For cohorts with a net premium ratio greater than 100% on the Transition Date, the net premium ratio will be capped at 100
%, and the difference between the remeasured liability for future policy benefits and related reinsurance recoverables calculated under LDTI and the existing carrying value immediately before the Transition Date will be recorded as a decrease to retained earnings. For all cohorts as of the Transition Date, the liability for future policy benefits and related reinsurance recoverables is calculated using two different discount rates: the locked-in
discount rate and the upper-medium grade, low credit risk, fixed-income instrument yield, commonly interpreted to be a single-A
rated bond rate (current discount rate). The difference between the liability for future policy benefits and related reinsurance recoverables measured using the two different discount rates is recorded as an adjustment to accumulated other comprehensive income (loss). We are finalizing our implementation activities necessary to implement this new accounting guidance, including modifying and refining systems, establishing new policies and practices for validating model inputs and assumptions on a periodic basis, and updating our internal controls. These activities will continue until the implementation is finalized.
Upon adoption, and as of the Transition Date, we estimate total stockholders’ equity will decrease by approximately $13.7 billion after-tax.
The total decrease to stockholders’ equity as of the Transition Date is expected to include a reduction to retained earnings of approximately
$
2.2
 billion related to the increase in the liability for future policy benefits and related reinsurance recoverables calculated using updated assumptions for cohorts with net premium ratios capped at

100
%, as well as the recognition of MRBs at fair value. The remaining decrease to stockholders’ equity as of the Transition Date is expected to be attributable to a reduction in accumulated other comprehensive income (loss) of approximately
$
11.5

billion, driven by the change in the discount rate used to measure the liability for future policy benefits and related reinsurance recoverables of approximately $
17.1

billion, partially offset by the elimination of shadow adjustments associated with traditional long-duration insurance contracts of approximately
$
5.6

billion. Our long-term care insurance business will be the most significantly impacted from the adoption, due to the requirement to remeasure the liability for future policy benefits and related reinsurance recoverables at the single-A
bond rate as of the Transition Date,
which at that time was materially lower than the
locked-in
discount rate.
As a result of adopting this new accounting guidance, beginning on the Transition Date, our insurance liabilities will be more sensitive to movements in interest rates, which will likely result in continued volatility to our stockholders’ equity. For example, if we applied the December 31, 2022 single-A
bond rate on the Transition Date of January 1, 2021, and held all other factors constant, the change in accumulated other comprehensive income (loss) would have been positive, more than reversing the estimated

decrease to accumulated other comprehensive income (loss) at the Transition Date.
We also expect our net income for the years ended December 31, 2022 and 2021 to decrease after adoption, largely driven by reduced earnings in our long-term care insurance business. The decreases in these years primarily relate to certain cohorts with net premium ratios capped at

100
%, unfavorable changes in assumptions and interest accretion resulting in higher interest expense on our liability for future policy benefits. In addition, we anticipate more volatility in net income (loss) largely from changes in the fair value of MRBs, which will be sensitive to changes in equity markets and interest rates. As a result of these sensitivities, we estimate the overall decrease in our net income for the year ended December 31, 2021 to be partially offset by changes in the fair value of MRBs driven by favorable equity market performance and interest rates.

18
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The key areas of change introduced by the adoption of LDTI and the related effect to our accounting policies are summarized in the table below. Less significant accounting policy changes from adopting LDTI are not included in the table below.

Key Area Impacted	Change to Accounting Policy	Policy Elections and Other Significant Matters
DAC and balances amortized on a basis consistent with DAC, including intangible assets and cost of reinsurance
DAC associated with long-duration insurance contracts is grouped into cohorts consistent with groupings used to estimate the related liability for future policy benefits and is amortized on a constant level basis over the expected contract term, which approximates straight-line. Revised assumptions are recognized prospectively over the remaining term of the related contract. DAC and balances amortized on a basis consistent with DAC are no longer subject to impairment, shadow adjustments or recoverability testing; however, PVFP is still assessed for recoverability in connection with premium deficiency testing.

The constant level basis we use to amortize DAC by product is as follows:

•  long-term care insurance – total life count

•  life insurance – face amount

•  fixed and variable annuities – policy count

We apply the amortization rate at the beginning of the current reporting period, which reflects assumption updates, if applicable, and actual experience through the end of the current reporting period.

For PVFP associated with investment contracts, we elected to amortize these intangible assets in a manner consistent with DAC.

Cost of reinsurance is deferred and amortized in a manner consistent with DAC over the terms of the related reinsurance treaties.

MRBs, which include contracts or contract features that protect the policyholder’s account balance and expose the insurer to other-than-nominal capital market risk, such as GMDBs, GMWBs and guaranteed payout floor benefits

MRBs are measured at fair value with changes related to instrument-specific credit risk recorded as a separate component in accumulated other comprehensive income (loss) and remaining changes recorded in net income (loss).

Liability for future policy benefits – level of aggregation
For the purpose of calculating the net premium ratio used to measure the liability for future policy benefits, long-duration insurance contracts are grouped into annual cohorts on the basis of original contract issue date. For acquired contracts, the acquisition date is considered the original contract issue date.

Traditional and limited-payment long-duration insurance contracts are grouped into annual calendar-year cohorts based on the contract issue date, product type and company. Limited-payment contracts are grouped into cohorts separately from other traditional products and riders are combined with the associated base policies.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

Key Area Impacted	Change to Accounting Policy	Policy Elections and Other Significant Matters

Liability for future policy benefits – cash flow assumptions
All cash flow assumptions used to estimate the liability for future policy benefits, except the discount rate, (see note 2
(n)—Insurance Reserves—Future Policy Benefits
for significant assumptions) are reviewed at least annually in the same period each year or more frequently if actual experience indicates a change is required. Changes in cash flow assumptions are recorded using a retrospective approach with a cumulative catch-up
adjustment by recalculating the net premium ratio (which is capped at 100%) using actual historical and updated future cash flow assumptions. The liability for future policy benefits is recalculated using the revised net premium ratio and locked-in
discount rate as of the beginning of the current reporting period and compared to the carrying amount as of the beginning of the current reporting period using the previous net premium ratio and locked-in
discount rate, with any difference recorded as a remeasurement gain (loss).

Cash flow assumptions no longer reflect a provision for adverse deviation, and the premium deficiency test and shadow adjustments are eliminated.

We calculate a single liability for future policy benefits and therefore, all cash flows, including benefit payments (such as claims in course of settlement and incurred claims) are aggregated. As a result, our U.S. life insurance companies elected to combine their previously disclosed liability for policy and contract claims, excluding amounts related to certain life and annuity products not subject to the new accounting guidance, within the liability for future policy benefits and present the aggregate liability as one line item in our consolidated balance sheets.

Cash flow assumptions will be formally reviewed and updated as necessary based on experience studies in the fourth quarter each year. We elected to update the net premium ratio quarterly for actual versus expected experience; therefore, during interim reporting periods we will replace forecasted cash flow assumptions with actual cash flows with any difference recorded in net income (loss).

We made an entity-wide election not to update our expense assumptions and therefore, these assumptions remain locked-in
at the time of the Transition Date or if issued after the Transition Date, at the time of contract inception.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

Key Area Impacted	Change to Accounting Policy	Policy Elections and Other Significant Matters
Liability for future policy benefits – discount rate assumptions
The liability for future policy benefits is measured using two different discount rates, a current discount rate and a locked-in
discount rate.

The current discount rate is used to remeasure the liability for future policy benefits recorded in the consolidated balance sheets and is a current upper-medium grade fixed-income instrument yield, commonly interpreted to be a single-A
rated bond rate, with the same duration as the corresponding liability.

The
locked-in
discount rate is used to determine the amounts recorded to net income (loss) and is held constant for the purpose of calculating the net premium ratio and interest accretion. The difference between the liability measured using the locked-in
rate and the liability measured using the current rate is recorded in accumulated other comprehensive income (loss).

For policies
in-force
prior to the Transition Date, the
locked-in
discount rate is equal to the discount rate in effect immediately before the Transition Date.

The methodology used to determine the current discount rate assumption maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The current discount rate assumption is based on a single-A
curve published by a market data service. For cash flows projected beyond the observable curve, we use estimation techniques consistent with Level 3 fair value measurements as defined in note 2
(e)—Fair Value Measurements
to interpolate from the last observable rate to an estimated ultimate long-term rate.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

(3) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the years ended December 31:

(Amounts in millions, except per share amounts)	2022	2021	2020
Weighted-average common shares used in basic earnings (loss) per share calculations	504.5	506.9	505.2
Potentially dilutive securities:
Stock options, restricted stock units and other equity-based awards	6.5	7.8	6.4

Weighted-average common shares used in diluted earnings (loss) per share calculations	511.0	514.7	511.6

Income from continuing operations:
Income from continuing operations	$739	$918	$698
Less: net income from continuing operations attributable to noncontrolling interests	130	33	—

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$609	$885	$698

Basic per share	$1.21	$1.75	$1.38

Diluted per share	$1.19	$1.72	$1.36

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$—	$27	$(486)
Less: net income from discontinued operations attributable to noncontrolling interests	—	8	34

Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$—	$19	$(520)

Basic per share	$—	$0.04	$(1.03)

Diluted per share	$—	$0.04	$(1.02)

Net income (loss):
Income from continuing operations	$739	$918	$698
Income (loss) from discontinued operations, net of taxes	—	27	(486)

Net income	739	945	212
Less: net income attributable to noncontrolling interests	130	41	34

Net income available to Genworth Financial, Inc.’s common stockholders	$609	$904	$178

Basic per share (1)	$1.21	$1.78	$0.35

Diluted per share (1)	$1.19	$1.76	$0.35

(1)	May not total due to whole number calculation.

19
2

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

(4) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the years ended December 31:

(Amounts in millions)	2022	2021	2020

Fixed maturity securities—taxable	$2,296	$2,411	$2,448
Fixed maturity securities—non-taxable	5	7	6
Equity securities	10	9	12
Commercial mortgage loans	321	376	345
Policy loans	211	189	199
Limited partnerships	99	223	72
Other invested assets	267	241	223
Cash, cash equivalents, restricted cash and short-term investments	20	1	15

Gross investment income before expenses and fees	3,229	3,457	3,320
Expenses and fees	(83)	(87)	(93)

Net investment income	$3,146	$3,370	$3,227

(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2022	2021	2020
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$28	$67	$471
Realized losses	(102)	(10)	(29)

Net realized gains (losses) on available-for-sale fixed maturity securities	(74)	57	442
Net realized gains (losses) on equity securities sold	—	(7)	(1)
Net realized gains (losses) on limited partnerships	—	3	—

Total net realized investment gains (losses)	(74)	53	441

Net change in allowance for credit losses on available-for-sale fixed maturity securities	—	(6)	(5)
Write-down of available-for-sale fixed maturity securities (1)	(2)	(1)	(4)
Net unrealized gains (losses) on equity securities still held	(35)	1	4
Net unrealized gains (losses) on limited partnerships	71	264	112
Commercial mortgage loans	4	(3)	(2)
Derivative instruments (2)	17	14	(49)
Other	2	1	(5)

Net investment gains (losses)	$(17)	$323	$492

(1)	Represents write-down of securities deemed uncollectible or that we intend to sell or will be required to sell prior to recovery of the amortized cost basis.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

19
3

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

See

note 2 for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale
fixed maturity securities. There was no allowance for credit losses related to our available-for-sale
fixed maturity securities as of and for the year ended December 31, 2022.
The following tables represent the allowance for credit losses aggregated by security type for available-for-sale
fixed maturity securities as of and for the years ended December 31:

	2021
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
Years Ended December 31, 2022, 2021 and 2020

(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on
available-for-sale
investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of December 31:

(Amounts in millions)	2022	2021	2020
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses (1)	$(4,251)	$7,869	$10,159
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses (1)	—	—	(7)
Adjustments to DAC, PVFP, sales inducements, benefit reserves and policyholder contract balances	44	(5,487)	(7,302)
Income taxes, net	710	(507)	(611)

Net unrealized investment gains (losses)	(3,497)	1,875	2,239
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	(71)	15	25

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(3,426)	$1,860	$2,214

(1)	Excludes foreign exchange.
The change in net unrealized gains (losses) on
available-for-sale
investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the years ended December 31:

(Amounts in millions)	2022	2021	2020
Beginning balance	$1,860	$2,214	$1,456
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	(12,194)	(2,218)	3,950
Adjustment to DAC (1)	1,332	30	122
Adjustment to PVFP	81	—	(1)
Adjustment to sales inducements	28	12	(5)
Adjustment to benefit reserves and policyholder contract balances (2)	4,090	1,773	(2,629)
Provision for income taxes	1,233	90	(305)

Change in unrealized gains (losses) on investment securities	(5,430)	(313)	1,132
Reclassification adjustments to net investment (gains) losses, net of taxes of $(16), $14 and $100	58	(51)	(374)

Change in net unrealized investment gains (losses)	(5,372)	(364)	758
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(86)	(10)	—

Ending balance	$(3,426)	$1,860	$2,214

(1)	See note 6 for additional information.
(2)	See note 9 for additional information.

19
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The net unrealized losses on fixed maturity securities recognized during the year ended December 31, 2022 were largely due to increasing interest rates and widening credit spreads. Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.
(d) Fixed Maturity Securities
As of December 31, 2022, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

	Amortized	Gross	Gross	Allowance
	cost or	unrealized	unrealized	for credit	Fair
(Amounts in millions)	cost	gains	losses	losses	value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,446	$86	$(191)	$—	$3,341
State and political subdivisions	2,726	19	(346)	—	2,399
Non-U.S. government	731	15	(101)	—	645
U.S. corporate:
Utilities	4,295	50	(447)	—	3,898
Energy	2,450	33	(221)	—	2,262
Finance and insurance	8,005	59	(871)	—	7,193
Consumer—non-cyclical	4,776	84	(403)	—	4,457
Technology and communications	3,265	43	(361)	—	2,947
Industrial	1,312	15	(130)	—	1,197
Capital goods	2,290	41	(193)	—	2,138
Consumer—cyclical	1,758	14	(155)	—	1,617
Transportation	1,165	32	(97)	—	1,100
Other	325	3	(18)	—	310

Total U.S. corporate	29,641	374	(2,896)	—	27,119

Non-U.S. corporate:
Utilities	817	—	(77)	—	740
Energy	1,009	19	(68)	—	960
Finance and insurance	2,124	30	(208)	—	1,946
Consumer—non-cyclical	655	1	(90)	—	566
Technology and communications	997	4	(107)	—	894
Industrial	880	8	(70)	—	818
Capital goods	606	3	(63)	—	546
Consumer—cyclical	308	—	(32)	—	276
Transportation	392	12	(29)	—	375
Other	932	15	(58)	—	889

Total non-U.S. corporate	8,720	92	(802)	—	8,010

Residential mortgage-backed	1,059	7	(71)	—	995
Commercial mortgage-backed	2,183	2	(277)	—	1,908
Other asset-backed	2,328	1	(163)	—	2,166

Total available-for-sale fixed maturity securities	$50,834	$596	$(4,847)	$—	$46,583

19
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

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

19
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2022:

	Less than 12 months			12 months or more			Total
		Gross			Gross			Gross
	Fair	unrealized	Number of	Fair	unrealized	Number of	Fair	unrealized	Number of
(Dollar amounts in millions)	value	losses	securities	value	losses	securities	value	losses	securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1,585	$(189)	55	$17	$(2)	6	$1,602	$(191)	61
State and political subdivisions	1,559	(269)	258	261	(77)	66	1,820	(346)	324
Non-U.S. government	351	(54)	59	152	(47)	23	503	(101)	82
U.S. corporate	18,480	(2,344)	2,452	2,001	(552)	236	20,481	(2,896)	2,688
Non-U.S. corporate	5,593	(599)	732	748	(203)	111	6,341	(802)	843
Residential mortgage-backed	569	(51)	192	65	(20)	22	634	(71)	214
Commercial mortgage-backed	1,765	(255)	265	88	(22)	16	1,853	(277)	281
Other asset-backed	1,455	(83)	347	598	(80)	101	2,053	(163)	448

Total for fixed maturity securities in an unrealized loss position	$31,357	$(3,844)	4,360	$3,930	$(1,003)	581	$35,287	$(4,847)	4,941

% Below cost:
<20% Below cost	$27,596	$(2,587)	3,835	$1,819	$(291)	310	$29,415	$(2,878)	4,145
20%-50% Below cost	3,757	(1,251)	523	2,111	(712)	271	5,868	(1,963)	794
>50% Below cost	4	(6)	2	—	—	—	4	(6)	2

Total for fixed maturity securities in an unrealized loss position	$31,357	$(3,844)	4,360	$3,930	$(1,003)	581	$35,287	$(4,847)	4,941

Investment grade	$29,959	$(3,687)	4,158	$3,590	$(915)	537	$33,549	$(4,602)	4,695
Below investment grade	1,398	(157)	202	340	(88)	44	1,738	(245)	246

Total for fixed maturity securities in an unrealized loss position	$31,357	$(3,844)	4,360	$3,930	$(1,003)	581	$35,287	$(4,847)	4,941

19
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of December 31, 2022:

	Less than 12 months			12 months or more			Total
		Gross			Gross			Gross
	Fair	unrealized	Number of	Fair	unrealized	Number of	Fair	unrealized	Number of
(Dollar amounts in millions)	value	losses	securities	value	losses	securities	value	losses	securities
Description of Securities
U.S. corporate:
Utilities	$2,447	$(398)	345	$187	$(49)	37	$2,634	$(447)	382
Energy	1,538	(187)	226	144	(34)	14	1,682	(221)	240
Finance and insurance	5,250	(668)	696	706	(203)	74	5,956	(871)	770
Consumer—non-cyclical	2,805	(342)	317	201	(61)	22	3,006	(403)	339
Technology and communications	2,259	(273)	304	271	(88)	32	2,530	(361)	336
Industrial	829	(105)	104	110	(25)	13	939	(130)	117
Capital goods	1,332	(153)	169	148	(40)	16	1,480	(193)	185
Consumer—cyclical	1,138	(108)	173	194	(47)	22	1,332	(155)	195
Transportation	746	(93)	95	21	(4)	5	767	(97)	100
Other	136	(17)	23	19	(1)	1	155	(18)	24

Subtotal, U.S. corporate securities	18,480	(2,344)	2,452	2,001	(552)	236	20,481	(2,896)	2,688

Non-U.S. corporate:
Utilities	640	(63)	66	57	(14)	9	697	(77)	75
Energy	604	(61)	69	40	(7)	5	644	(68)	74
Finance and insurance	1,310	(122)	204	296	(86)	42	1,606	(208)	246
Consumer—non-cyclical	491	(74)	56	54	(16)	11	545	(90)	67
Technology and communications	740	(96)	93	39	(11)	8	779	(107)	101
Industrial	480	(45)	71	105	(25)	13	585	(70)	84
Capital goods	394	(46)	52	62	(17)	6	456	(63)	58
Consumer—cyclical	241	(28)	31	23	(4)	6	264	(32)	37
Transportation	180	(21)	26	29	(8)	5	209	(29)	31
Other	513	(43)	64	43	(15)	6	556	(58)	70

Subtotal, non-U.S. corporate securities	5,593	(599)	732	748	(203)	111	6,341	(802)	843

Total for corporate securities in an unrealized loss position	$24,073	$(2,943)	3,184	$2,749	$(755)	347	$26,822	$(3,698)	3,531

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

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
Years Ended December 31, 2022, 2021 and 2020

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

20
1

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The scheduled maturity distribution of fixed maturity securities as of December 31, 2022 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	cost or	Fair
(Amounts in millions)	cost	value
Due one year or less	$1,239	$1,234
Due after one year through five years	8,264	7,931
Due after five years through ten years	13,120	11,915
Due after ten years	22,641	20,434

Subtotal	45,264	41,514
Residential mortgage-backed	1,059	995
Commercial mortgage-backed	2,183	1,908
Other asset-backed	2,328	2,166

Total	$50,834	$46,583

As of December 31, 2022, securities issued by finance and insurance, consumer—non-cyclical,
utilities and technology and communications industry groups represented approximately 27%, 14%, 13% and 11%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of December 31, 2022, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
As of December 31, 2022 and 2021, securities of $42

million and $45

million, respectively, were on deposit with various state government insurance departments in order to comply with relevant insurance regulations.
(e) Commercial Mortgage Loans
Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of principal payments, amortization and allowance for credit losses.

20
2

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of December

31:

	2022		2021
	Carrying	% of	Carrying	% of
(Amounts in millions)	value	total	value	total
Property type:
Retail	$2,916	42%	$2,774	40%
Office	1,579	22	1,526	22
Industrial	1,456	21	1,420	21
Apartments	561	8	585	9
Mixed use	371	5	330	5
Other	149	2	221	3

Subtotal	7,032	100%	6,856	100%

Allowance for credit losses	(22)		(26)

Total	$7,010		$6,830

	2022		2021
	Carrying	% of	Carrying	% of
(Amounts in millions)	value	total	value	total
Geographic region:
South Atlantic	$1,809	26%	$1,770	26%
Pacific	1,340	19	1,360	20
Mountain	1,023	15	892	13
Mid dle Atlantic	988	14	964	14
West South Central	578	8	483	7
East North Central	454	6	465	7
West North Central	438	6	461	7
East South Central	218	3	224	3
New England	184	3	237	3

Subtotal	7,032	100%	6,856	100%

Allowance for credit losses	(22)		(26)

Total	$7,010		$6,830

As of December 31, 2022, we had no commercial mortgage loans past due or on non-accrual
status. As of December 31, 2021, we had one commercial mortgage loan with an amortized cost of $22 million that was 31 to 60 days past due in the office property type. We wrote off $8 million of this commercial mortgage loan during the year ended December 31, 2021 and it was placed on non-accrual
status as of December 31, 2021. The carrying value of this commercial mortgage loan was written down to the fair value of its collateral and this loan did not have an allowance for credit losses as of December 31, 2021. This loan was foreclosed on during 2022 and classified as real estate owned assets included in other invested assets in our consolidated balance sheets as of December 31, 2022. For a discussion of our policy related to placing commercial mortgage loans on non-accrual
status, see note 2.

20
3

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

During the year ended December 31, 2022, we did not have any loan modifications or extensions associated with borrowers experiencing financial difficulty that resulted in the consideration of whether to establish a new loan or to continue accounting for the modification or extension under the existing loan. During the year ended December 31, 2021, prior to the adoption of new accounting guidance related to troubled debt restructurings, we did not have any modifications or extensions that were considered troubled debt restructurings.
The following table sets forth the allowance for credit losses related to commercial mortgage loans as of and for the years ended December 31:

(Amounts in millions)	2022	2021	2020
Allowance for credit losses:
Beginning balance	$26	$31	$13
Cumulative effect of change in accounting	—	—	16
Provision	(5)	3	2
Write-offs	—	(8)	—
Recoveries	1	—	—

Ending balance	$22	$26	$31

In evaluating the credit quality of commercial mortgage loans, we assess the performance of the underlying loans using both quantitative and qualitative criteria. Certain risks associated with commercial mortgage loans can be evaluated by reviewing both the debt-to-value
and debt service coverage ratio to understand both the probability of the borrower not being able to make the necessary loan payments as well as the ability to sell the underlying property for an amount that would enable us to recover our unpaid principal balance in the event of default by the borrower. The average debt-to-value
ratio is based on our most recent estimate of the fair value for the underlying property which is evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan. A lower debt-to-value
indicates that our loan value is more likely to be recovered in the event of default by the borrower if the property were sold. The debt service coverage ratio is based on “normalized” annual income of the property compared to the payments required under the terms of the loan. Normalization allows for the removal of annual one-time
events such as capital expenditures, prepaid or late real estate tax payments or non-recurring
third-party fees (such as legal, consulting or contract fees). This ratio is evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan. A higher debt service coverage ratio indicates the borrower is less likely to default on the loan. The debt service coverage ratio is not used without considering other factors associated with the borrower, such as the borrower’s liquidity or access to other resources that may result in our expectation that the borrower will continue to make the future scheduled payments.

20
4

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of December 31, 2022:

						2017 and
(Amounts in millions)	2022	2021	2020	2019	2018	prior	Total
Debt-to-value:
0% - 50%	$42	$41	$98	$110	$204	$1,890	$2,385
51% - 60%	58	98	62	131	229	764	1,342
61% - 75%	848	788	334	460	380	445	3,255
76% - 100%	—	—	—	8	28	14	50
Greater than 100%	—	—	—	—	—	—	—

Total amortized cost	$948	$927	$494	$709	$841	$3,113	$7,032

Debt service coverage ratio:
Less than 1.00	$7	$9	$6	$47	$58	$143	$270
1.00 - 1.25	17	1	16	19	94	125	272
1.26 - 1.50	290	70	65	163	140	390	1,118
1.51 - 2.00	580	614	207	270	348	1,066	3,085
Greater than 2.00	54	233	200	210	201	1,389	2,287

Total amortized cost	$948	$927	$494	$709	$841	$3,113	$7,032

The following tables set forth the debt-to-value of commercial mortgage loans by property type as of December 31:

	2022
					Greater
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	than 100%	Total
Property type:
Retail	$907	$649	$1,332	$28	$—	$2,916
Office	445	272	848	14	—	1,579
Industrial	668	243	545	—	—	1,456
Apartments	184	90	279	8	—	561
Mixed use	93	79	199	—	—	371
Other	88	9	52	—	—	149

Total amortized cost	$2,385	$1,342	$3,255	$50	$—	$7,032

% of total	34%	19%	46%	1%	—%	100%

Weighted-average debt service coverage ratio	2.35	1.95	1.63	1.34	—	1.93

20
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

	2021
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$853	$611	$1,310	$—	$—	$2,774
Office	505	395	604	—	22	1,526
Industrial	745	240	435	—	—	1,420
Apartments	200	102	283	—	—	585
Mixed use	120	70	140	—	—	330
Other	57	121	43	—	—	221

Total amortized cost	$2,480	$1,539	$2,815	$—	$22	$6,856

% of total	36%	23%	41%	—%	—%	100%

Weighted-average debt service coverage ratio	2.36	1.83	1.61	—	0.68	1.93

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of December 31:

	2022
					Greater
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	than 2.00	Total
Property type:
Retail	$88	$68	$560	$1,380	$820	$2,916
Office	81	131	155	666	546	1,579
Industrial	20	44	194	574	624	1,456
Apartments	14	11	150	242	144	561
Mixed use	25	16	50	190	90	371
Other	42	2	9	33	63	149

Total amortized cost	$270	$272	$1,118	$3,085	$2,287	$7,032

% of total	4%	4%	16%	44%	32%	100%

Weighted-average debt-to-value	61%	62%	63%	60%	44%	56%

20
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

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

(f) Limited Partnerships or Similar Entities
Investments in limited partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing
member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of December 31, 2022 and 2021, the total carrying value of these investments was $2,230 million and $1,829 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.
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

20
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The following table sets forth our positions in derivative instruments as of December 31:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
	Balance			Balance
(Amounts in millions)	sheet classification	2022	2021	sheet classification	2022	2021
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$24	$364	Other liabilities	$522	$26
Foreign currency swaps	Other invested assets	20	6	Other liabilities	—	—

Total cash flow hedges		44	370		522	26

Total derivatives designated as hedges		44	370		522	26

Derivatives not designated as hedges
Equity index options	Other invested assets	6	42	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	—	2	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable (1)	16	19	Policyholder account balances (2)	223	271
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	202	294
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	15	25

Total derivatives not designated as hedges		22	63		440	590

Total derivatives		$66	$433		$962	$616

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.
The fair value of derivative positions presented above was not offset by the respective collateral amounts received or provided under these agreements.

20
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

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

		December 31,		Maturities/	December 31,
(Notional in millions)	Measurement	2021	Additions	terminations	2022
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$7,653	$1,109	$(220)	$8,542
Foreign currency swaps	Notional	127	17	—	144

Total cash flow hedges		7,780	1,126	(220)	8,686

Total derivatives designated as hedges		7,780	1,126	(220)	8,686

Derivatives not designated as hedges
Equity index options	Notional	1,446	946	(1,456)	936
Financial futures	Notional	946	4,405	(3,948)	1,403
Other foreign currency contracts	Notional	83	—	(83)	—

Total derivatives not designated as hedges		2,475	5,351	(5,487)	2,339

Total derivatives		$10,255	$6,477	$(5,707)	$11,025

		December 31,		Maturities/	December 31,
(Number of policies)	Measurement	2021	Additions	terminations	2022
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	21,804	—	(1,876)	19,928
Fixed index annuity embedded derivatives	Policies	9,344	—	(2,029)	7,315
Indexed universal life embedded derivatives	Policies	806	—	(35)	771
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

2
09

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The following table provides information about the pre-tax income effects of cash flow hedges for the year ended December 31, 2022:

		Gain (loss)
	Gain (loss)	reclassified into	Classification of gain (loss)	Gain (loss)	Classification of gain
	recognized	net income	reclassified into	recognized in	(loss) recognized in
(Amounts in millions)	in OCI	from OCI	net income	net income	net income

Interest rate swaps hedging assets	$(854)	$225	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	9	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(3)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	15	—	Net investment income	—	Net investment gains (losses)

Total	$(839)	$231		$—

The following table provides information about the pre-tax income effects of cash flow hedges for the year ended December 31, 2021:

		Gain (loss)
	Gain (loss)	reclassified into	Classification of gain (loss)	Gain (loss)	Classification of gain
	recognized	net income	reclassified into	recognized in	(loss) recognized in
(Amounts in millions)	in OCI	from OCI	net income	net income	net income
Interest rate swaps hedging assets	$(100)	$217	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	36	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	7	—	Net investment income	—	Net investment gains (losses)

Total	$(57)	$217		$—

21
0

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The following table provides information about the pre-tax income effects of cash flow hedges for the year ended December 31, 2020:

		Gain (loss)
	Gain (loss)	reclassified into	Classification of gain (loss)	Gain (loss)	Classification of gain
	recognized	net income	reclassified into	recognized in	(loss) recognized in
(Amounts in millions)	in OCI	from OCI	net income	net income	net income
Interest rate swaps hedging assets	$482	$196	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	12	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(38)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(5)	—	Net investment income	—	Net investment gains (losses)

Total	$439	$208		$—

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the years ended December 31:

(Amounts in millions)	2022	2021	2020
Derivatives qualifying as effective accounting hedges as of January 1	$2,025	$2,211	$2,002
Current period increases (decreases) in fair value, net of deferred taxes of $165, $12 and $(95)	(674)	(45)	344
Reclassification to net (income), net of deferred taxes of $80, $76 and $73	(151)	(141)	(135)

Derivatives qualifying as effective accounting hedges as of December 31	$1,200	$2,025	$2,211

The total of derivatives designated as cash flow hedges of $1,200 million, net of taxes, recorded in stockholders’ equity as of December 31, 2022 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $143 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the years ended December 31, 2022, 2021 and 2020, we reclassified $11 million, $10 million and $15 million, respectively, to net income in connection with forecasted transactions that were no longer considered probable of occurring.

Derivatives Not Designated As Hedges
We also enter into certain non-qualifying derivative instruments such as equity index options and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits, fixed index annuities and indexed universal life. We previously entered into interest rate swaps and financial futures to mitigate interest rate risk as part of managing regulatory capital positions and foreign currency options and

2
1
1

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

forward contracts to mitigate currency risk associated with dividends, cash payments to AXA S.A. (“AXA”) reported as discontinued operations and/or other cash flows from certain foreign subsidiaries to our holding company. Additionally, we provide GMWBs on certain variable annuities that are required to be bifurcated as embedded derivatives. We also offer fixed index annuity and indexed universal life insurance products and have reinsurance agreements with certain features that are required to be bifurcated as embedded derivatives.
The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the years ended December 31:

				Classification of gain (loss) recognized
(Amounts in millions)	2022	2021	2020	in net income
Interest rate swaps	$—	$2	$(11)	Net investment gains (losses)
Equity index options	(20)	18	4	Net investment gains (losses)
Financial futures	(81)	(123)	2	Net investment gains (losses)
Other foreign currency contracts	—	—	6	Net investment gains (losses)
GMWB embedded derivatives	66	124	(28)	Net investment gains (losses)
Fixed index annuity embedded derivatives	16	(32)	(51)	Net investment gains (losses)
Indexed universal life embedded derivatives	27	24	17	Net investment gains (losses)

Total derivatives not designated as hedges	$8	$13	$(61)

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of December 31:

	2022			2021
	Derivative	Derivative	Net	Derivative	Derivative	Net
(Amounts in millions)	assets (1)	liabilities (1)	derivatives	assets (1)	liabilities (1)	derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$50	$522	$(472)	$414	$26	$388
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	50	522	(472)	414	26	388
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(25)	(25)	—	(20)	(20)	—
Collateral received	(21)	—	(21)	(308)	—	(308)
Collateral pledged	—	(1,095)	1,095	—	(536)	536
Over collateralization	—	598	(598)	2	530	(528)

Net amount	$4	$—	$4	$88	$—	$88

(1)	Does not include amounts related to embedded derivatives as of December 31, 2022 and 2021.
(2)
Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

2
1
2

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

(6) Deferred Acquisition Costs
The following table presents the activity impacting DAC as of and for the years ended December 31:

(Amounts in millions)	2022	2021	2020
Unamortized balance as of January 1	$2,438	$2,809	$3,243
Costs deferred	—	8	3
Amortization, net of interest accretion	(278)	(379)	(437)

Unamortized balance as of December 31	2,160	2,438	2,809
Accumulated effect of net unrealized investment (gains) losses	40	(1,292)	(1,322)

Balance as of December 31	$2,200	$1,146	$1,487

We regularly review DAC to determine if it is recoverable from future income. In 2022, 2021 and 2020, we recorded DAC impairments of $52 million, $117 million and $63 million, respectively, in our universal and term universal life insurance products due principally to lower future estimated gross profits. As of December 31, 2022, 2021 and 2020, all of our other products had sufficient future income and therefore the related DAC was recoverable. See note 9 for additional information related to loss recognition testing.
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
As of December 31, 2022, 2021 and 2020, shadow accounting adjustments increased (decreased) the DAC balance by $40 million, $(1,292) million and $(1,322) million, respectively, with an offsetting amount recorded in accumulated other comprehensive income (loss). The majority of the shadow accounting adjustments as of December 31, 2021 and 2020 were recorded in our long-term care insurance business, which reduced its DAC balance to zero in each year. As of December 31, 2022, due to the higher interest rate environment, there were no shadow accounting adjustments in our long-term care insurance business. There was no impact to net income related to our shadow accounting adjustments. See note 2 for further information related to shadow accounting adjustments.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

(7) Intangible Assets
The following table presents our intangible assets as of December 31:

	2022		2021
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
(Amounts in millions)	amount	amortization	amount	amortization
PVFP	$2,146	$(1,989)	$2,065	$(1,994)
Capitalized software	482	(427)	465	(403)
Deferred sales inducements to contractholders	325	(298)	295	(288)
Other	158	(156)	159	(156)

Total	$3,111	$(2,870)	$2,984	$(2,841)

Amortization expense related to PVFP, capitalized software and other intangible assets for th
e
years ended December 31, 2022, 2021 and 2020 was $19 million, $30 million and $26 million, respectively. Amortization expense related to deferred sales inducements of $10 million, $14 million and $16 million, respectively, for the years ended December 31, 2022, 2021 and 2020 was included in benefits and other changes in policy reserves.
Present Value of Future Profits
The following table presents the activity in PVFP as of and for the years ended December 31:

(Amounts in millions)	2022	2021	2020
Unamortized balance as of January 1	$152	$154	$154
Interest accreted at 5.18%, 5.23% and 5.19%	8	8	8
Amortization	(3)	(10)	(8)

Unamortized balance as of December 31	157	152	154
Accumulated effect of net unrealized investment (gains) losses	—	(81)	(81)

Balance as of December 31	$157	$71	$73

We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC. As of December 31, 2022, 2021 and 2020 we believe all of our businesses have sufficient future income and therefore the related PVFP is recoverable.
The percentage of the PVFP balance net of interest accretion, before the effect of unrealized investment gains or losses, estimated to be amortized over each of the next five years is as follows:

2023	10.3%
2024	10.3%
2025	10.2%
2026	10.1%
2027	10.1%
The amortization percentages in
t
he table above reflect future expected amortization upon adoption of LDTI. For a discussion of changes to the accounting for PVFP under LDTI, see note 2.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

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
U.S. Life Insurance
As of December 31, 2022, the maximum amount of individual ordinary life insurance normally retained by us on any one individual life policy was $5 million.
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
As of December 31, 2022 and 2021, we had a reinsurance recoverable of $12,686 million and $13,095

million, respectively, with UFLIC.
Under the terms of certain reinsurance agreements that our life insurance subsidiaries have with external parties, we pledged assets in either separate portfolios or in trust for the benefit of external reinsurers. These assets support the reserves ceded to those external reinsurers. We have pledged fixed maturity securities and commercial mortgage loans of $10,218 million and $576 million, respectively, as of December 31, 2022 and $13,123 million and $810 million, respectively, as of December 31, 2021 in connection with these reinsurance agreements. However, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level.

2
1
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The following table sets forth net domestic life insurance in-force as of December 31:

(Amounts in millions)	2022	2021	2020
Direct life insurance in-force	$430,151	$471,147	$509,670
Amounts assumed from other companies	527	573	624
Amounts ceded to other companies (1)	(383,350)	(427,464)	(458,999)

Net life insurance in-force	$47,328	$44,256	$51,295

Percentage of amount assumed to net	1%	1%	1%

(1)	Includes amounts accounted for under the deposit method.
Enact
Enact Holdings
, through Enact Mortgage Insurance Corporation (“EMICO”), its principal U.S. mortgage insurance subsidiary, reinsures a portion of its mortgage insurance risk in order to obtain credit towards the financial requirements of the government-sponsored enterprises’ (“GSEs”) private mortgage insurer eligibility requirements (“PMIERs”). The transactions are structured as excess of loss coverage where both the attachment and detachment points of the ceded risk tier are within the PMIERs capital requirements at inception. Each reinsurance treaty has a term of 10 years or more and grants Enact Holdings a unilateral right to commute the treaty prior to the full term, subject to certain performance triggers. In 2022, Enact Holdings executed three excess of loss reinsurance transactions with a panel of reinsurers that provide up to approximately $422 million of reinsurance coverage on a portion of new insurance written for its 2022 book year and up to approximately $325 million of reinsurance coverage on a portfolio of mortgage insurance policies written during the second half of 2021. In 2021, Enact Holdings executed an excess of loss reinsurance transaction with a panel of reinsurers that provided approximately $210 million of reinsurance coverage on a portion of new insurance written for its 2021 book year.
During 2021, Enact Holdings obtained approximately $1,170

million of excess of loss reinsurance coverage from certain special purpose insurers that are considered VIEs. The VIEs financed the reinsurance coverage by issuing mortgage insurance-linked notes to unaffiliated investors. The notes are non-recourse
to Enact Holdings, and to Genworth Financial and its affiliates. For the reinsurance coverage, Enact
Holdings retains
the first layer of aggregate losses up to certain
pre-established
thresholds and the VIEs provide a percentage of reinsurance coverage for losses above the retained first layer, capped at a maximum reinsurance coverage threshold. The excess of loss reinsurance coverage is fully collateralized by reinsurance trust accounts to cover reinsurance obligations if losses exceed the first loss tier.

21
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

Premiums Written and Earned
The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

	Written			Earned
(Amounts in millions)	2022	2021	2020	2022	2021	2020
Direct:
Life insurance	$738	$774	$795	$738	$775	$795
Accident and health insurance (1)	2,746	2,797	2,836	2,786	2,834	2,860
Mortgage insurance	979	990	947	1,023	1,050	1,023

Total direct	4,463	4,561	4,578	4,547	4,659	4,678

Assumed:
Life insurance	1	2	1	1	2	2
Accident and health insurance (1)	292	300	313	295	304	322
Mortgage insurance	3	3	3	3	3	4

Total assumed	296	305	317	299	309	328

Ceded:
Life insurance (2)	(505)	(913)	(558)	(505)	(913)	(559)
Accident and health insurance (1)	(531)	(541)	(550)	(542)	(548)	(562)
Mortgage insurance	(80)	(72)	(49)	(80)	(72)	(49)

Total ceded	(1,116)	(1,526)	(1,157)	(1,127)	(1,533)	(1,170)

Net premiums	$3,643	$3,340	$3,738	$3,719	$3,435	$3,836

Percentage of amount assumed to net				8%	9%	9%

(1)	Accident and health insurance is comprised almost entirely of our long-term care insurance products.
(2)
Effective December 1, 2021 and included in the year ended December 31, 2021, we entered into a reinsurance agreement with SCOR Global Life USA Reinsurance Company, under which we ceded premiums of $360 million associated with certain term life insurance policies in connection with a life block transaction.

Reinsurance recoveries recognized as a reduction of benefits and other changes in policy reserves amounted to $2,537 million, $2,850 million and $2,649 million during 2022, 2021 and 2020, respectively.

21
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

Allowance for Credit Losses on Reinsurance Recoverables
The following table sets forth the changes in the allowance for credit losses related to reinsurance recoverables as of and for the years ended December 31:

(Amounts in millions)	2022	2021	2020
Allowance for credit losses:
Beginning balance	$55	$45	$—
Cumulative effect of change in accounting	—	—	40
Provision	5	10	5
Write-offs	—	—	—
Recoveries	—	—	—

Ending balance	$60	$55	$45

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

	2022
(Amounts in millions)	Collateralized	Non-collateralized	Total
Credit rating:
A++	$—	$570	$570
A+	1,286	1,819	3,105
A	19	25	44
Not rated	12,687	89	12,776

Total reinsurance recoverable	$13,992	$2,503	$16,495

	2021
(Amounts in millions)	Collateralized	Non-collateralized	Total
Credit rating:
A++	$—	$543	$543
A+	1,581	1,510	3,091
A	18	41	59
Not rated	13,099	76	13,175

Total reinsurance recoverable	$14,698	$2,170	$16,868

In March 2019, upon UFLIC’s request, A.M. Best withdrew UFLIC’s credit rating. There was no impact to us from this action as UFLIC has trust accounts and a guarantee from its parent, as discussed above, and is sufficiently collateralized. Accordingly, the reinsurance recoverable with UFLIC is fully collectible and no allowance for credit losses was recorded as of December 31, 2022 and 2021.
Reinsurance recoverables are considered past due when contractual payments have not been received from the reinsurer by the required payment date. Claims submitted for payment are generally due in less than one year. As of December 31, 2022 and 2021, we did not have any reinsurance recoverables past due, except for
Scottish

21
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
Re US Inc. (“Scottish Re”), a reinsurance company domiciled in Delaware. On March 6, 2019, Scotti sh
Re was ordered into receivership for the purposes of rehabilitation by the Court of Chancery of the State of Delaware. The proposed Plan of Rehabilitation of Scottish Re was filed on June 30, 2020. On March 16, 2021, the Receiver filed a draft Amended Plan of Rehabilitation and filed an outline of changes to the amended plan on July 27, 2021. The amended plan has not been approved by the Court nor do we know what deadlines the Court will impose, what standard it will use or whether the receiver will ultimately submit a rehabilitation plan that the Court will approve. As of December 31, 2022 and 2021, amounts past due related to Scottish Re were $52 million and $40 million, respectively, all of which was included in the allowance for credit losses. We will continue to monitor the plan of rehabilitation and expected recovery of the claims balance.
(9) Insurance Reserves
Future Policy Benefits
The following table sets forth our recorded liabilities and the major assumptions underlying our future policy benefits as of December 31:

	Mortality/
	morbidity	Interest rate
(Amounts in millions)	assumption	assumption	2022	2021

Long-term care insurance contracts	(a)	3.75% - 7.50%	$26,209	$28,232
Structured settlements with life contingencies	(b)	1.00% - 8.00%	7,900	8,075
Annuity contracts with life contingencies	(b)	1.00% - 8.00%	1,754	2,934
Traditional life insurance contracts	( c )	3.00% - 7.50%	1,872	1,956
Supplementary contracts with life contingencies	(b)	1.00% - 8.00%	329	331

Total future policy benefits			$38,064	$41,528

(a)	The 1983 Individual Annuitant Mortality Table or the 2000 U.S. Annuity Table, or the 1983 Group Annuitant Mortality Table or the 1994 Group Annuitant Mortality Table and company experience.
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

We regularly review our assumptions and perform loss recognition testing at least annually. The 2022, 2021 and 2020 tests did not result in a premium deficiency for any of our products and therefore our liability for future policy benefits was sufficient.
The liability for future policy benefits for our products represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could possibly be significant and result in increases in the related future policy benefit reserves by an amount that could be material to our results of operations and financial condition and liquidity.
As of December 31, 2022 and 2021, we accrued future policy benefit reserves of $1.7 billion and $1.3 billion, respectively, in our consolidated balance sheets for profits followed by losses in our long-term care

2
19

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
insurance business. The present value of expected future losses was approximately $2.3 billion and $2.5 billion as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, we estimate a factor of approximately 79% and 76%, respectively, of those profits on our long-term care insurance block, excluding the acquired block, will be accrued in the future to offset estimated future losses during later periods. The factor increased compared to December 31, 2021 due mostly to lower actual profits in 2022 resulting in a need to accelerate the accrual for incremental future policy benefits for profits followed by losses.

Policyholder Account Balances
The following table sets forth our recorded liabilities for policyholder account balances as of December 31:

(Amounts in millions)	2022	2021
Annuity contracts	$5,652	$6,816
Funding agreements	200	250
Structured settlements without life contingencies	930	1,027
Supplementary contracts without life contingencies	499	550
Other	13	14

Total investment contracts	7,294	8,657
Universal and term universal life insurance contracts	9,819	10,697

Total policyholder account balances	$17,113	$19,354

In the fourth quarter of 2022, as part of our annual review of assumptions, we decreased our liability for policyholder account balances by
$
37
million in our universal and term universal life insurance products primarily related to higher interest rates. In the fourth quarter of 2021, as part of our annual review of assumptions, we increased our liability for policyholder account balances by
 $87
million in our term universal and universal life insurance products primarily related to higher pre-coronavirus pandemic (“COVID-19”) mortality experience.
Certain of our U.S. life insurance companies are members of the Federal Home Loan Bank (the “FHLB”) system in their respective
regions. As of December 31, 2022 and 2021, we held $25 million and $28 million, respectively, of FHLB common stock related to those memberships which was included in equity securities. The FHLBs have been granted a lien on certain of our invested assets to collateralize our obligations; however, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by us, the FHLB’s recovery on the collateral is limited to the amount of our funding agreement liabilities to the FHLB. These funding agreements as of December 31, 2022 and 2021 were collateralized by fixed maturity securities with a fair value of $520 million and $907 million, respectively. The amount of funding agreements outstanding with the FHLBs was $200 million and $250 million as of December 31, 2022 and 2021, respectively, which was included in policyholder account balances.
Shadow Accounting Adjustments
As of December 31, 2021, we accrued future policy benefit reserves of $3.2 billion with an offsetting amount recorded in accumulated other comprehensive income (loss) related to shadow accounting adjustments, the majority of which were recorded in our long-term care insurance business. In addition, as of December 31, 2021, we accrued policyholder account balances of $0.9 billion in our universal life insurance products with an

2
2
0

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

offsetting amount recorded in accumulated other comprehensive income (loss) related to shadow accounting adjustments. As of December 31, 2022, there were no shadow accounting adjustments recorded to our insurance reserves for our long-term care and universal life insurance products primarily due to an increase in interest rates. There was no impact to net income related to our shadow accounting adjustments. See note 2 for further information related to shadow accounting adjustments.
Certain Non-Traditional Long-Duration Contracts
The following table sets forth information about our variable annuity products with death and living benefit guarantees as of December 31:

(Dollar amounts in millions)	2022	2021

Account values with death benefit guarantees (net of reinsurance):
Standard death benefits (return of net deposits) account value	$1,878	$2,547
Net amount at risk	$2	$1
Average attained age of contractholders	77	76
Enhanced death benefits (ratchet, rollup) account value	$1,004	$1,326
Net amount at risk	$187	$94
Average attained age of contractholders	76	76
Account values with living benefit guarantees:
GMWBs	$1,352	$1,893
Guaranteed annuitization benefits	$767	$1,002
Variable annuity contracts may contain more than one death or living benefit; therefore, the amounts listed above are not mutually exclusive. Substantially all of our variable annuity contracts have some form of GMDB.
As of December 31, 2022 and 2021, our total liability associated with variable annuity contracts with minimum guarantees was approximately $3,397 million and $4,492 million, respectively. Account value decreased compared to 2021 principally driven by the continued runoff of these products. The liability, net of reinsurance, for our variable annuity contracts with GMDB and guaranteed annuitization benefits was $137 million and $135 million as of December 31, 2022 and 2021, respectively.
The contracts underlying the lifetime benefits such as GMWB and guaranteed annuitization benefits are considered “in the money” if the contractholder’s benefit base, or the protected value, is greater than the account value. As of December 31, 2022 and 2021, our exposure related to GMWB and guaranteed annuitization benefit contracts that were considered “in the money” was $860 million and $602 million, respectively. For GMWBs and guaranteed annuitization benefits, the only way the contractholder can monetize the excess of the benefit base over the account value of the contract is through lifetime withdrawals or lifetime income payments after annuitization.
22
1

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
Account balances of variable annuity contracts with death or living benefit guarantees were invested in separate account investment options as follows as of December 31:

(Amounts in millions)	2022	2021
Balanced funds	$1,686	$2,397
Equity funds	721	913
Bond funds	214	297
Money market funds	186	189

Total	$2,807	$3,796

(10) Liability for Policy and Contract Claims
The following table sets forth our liability for policy and contract claims as of December 31:

(Amounts in millions)	2022	2021
Liability for policy and contract claims for insurance lines other than short-duration contracts:
U.S. Life Insurance segment:
Long-term care insurance	$11,380	$10,861
Life insurance	299	308
Fixed annuities	16	14
Runoff segment	14	8

Total	11,709	11,191

Liability for policy and contract claims related to short-duration contracts:
Enact segment	519	641
Other mortgage insurance businesses	6	9

Total	525	650

Total liability for policy and contract claims	$12,234	$11,841

The liability for policy and contract claims represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could be significant, and result in increases in reserves by an amount that could be material to our results of operations and financial condition and liquidity. In addition, loss reserves recorded on new delinquencies in our Enact segment have a high degree of estimation, particularly due to the level of uncertainty regarding whether borrowers in forbearance will ultimately cure or result in claim payments, as well as the timing and severity of those payments. Given the extended period of time that may exist between the reporting of a delinquency and the claim payment, and changes in economic conditions and the real estate market, significant uncertainty and variability exist on amounts actually paid.
The liability for policy and contract claims increased $519 million in our long-term care insurance business as discussed further below. The decrease in the liability for policy and contract claims of $122 million in our Enact segment was principally attributable to net favorable reserve adjustments primarily related to
COVID-19
delinquencies in 2020 and 2021 curing at levels above original reserve expectations, partially offset by new delinquencies in 2022.

2
2
2

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

Long-term care insurance
The following table sets forth changes in the liability for policy and contract claims for our long-term care insurance business for the dates indicated:

(Amounts in millions)	2022	2021	2020
Beginning balance as of January 1	$10,861	$10,518	$10,239
Less reinsurance recoverables	(2,260)	(2,260)	(2,283)

Net balance as of January 1	8,601	8,258	7,956

Incurred related to insured events of:
Current year	2,954	2,761	2,595
Prior years	(458)	(610)	(398)

Total incurred	2,496	2,151	2,197

Paid related to insured events of:
Current year	(211)	(203)	(189)
Prior years	(2,173)	(2,011)	(2,118)

Total paid	(2,384)	(2,214)	(2,307)

Interest on liability for policy and contract claims	422	406	412

Net balance as of December 31	9,135	8,601	8,258
Add reinsurance recoverables	2,245	2,260	2,260

Ending balance as of December 31	$11,380	$10,861	$10,518

In 2022, the liability for policy and contract claims increased $519 million in our long-term care insurance business largely attributable to new claims and claim severity as a result of the aging of the in-force
block, partially offset by claim terminations and pending claims that did not result in an active claim in 2022. We completed our annual review of assumptions and methodologies in the fourth quarter of 2022 and did not make any significant changes to our claim reserves
.
For the year ended December 31, 2022, the favorable development of $458 million related to insured events of prior years was primarily driven by favorable claim terminations mostly attributable to higher mortality, favorable development on prior year incurred but not reported (“IBNR”) claims and favorable experience on pending claims that did not become an active claim. As of December 31, 2022, the balance of incremental claim reserves recorded in connection with changes to claims incidence and mortality experience resulting from
COVID-19,
as discussed below, was $137 million. During 2022, we reduced our incremental claim reserves associated with insured events of prior years by $95 million as the impacts of
COVID-19
lessened.
In 2021, the liability for policy and contract claims increased $343 million in our long-term care insurance business primarily attributable to new claims and claim severity as a result of the aging of the in-force
block.
COVID-19
accelerated mortality on our most vulnerable claimants and temporarily decreased the number of new claims submitted. Although claim counts remained below pre-pandemic
levels, we believed this reduction was temporary and included policyholders delaying care until pandemic conditions subsided. Therefore, in 2021, we modestly strengthened our claim reserves to account for changes to incidence and mortality experience driven by
COVID-19.
As of December 31, 2021 and 2020, the balance of incremental claim reserves recorded in connection with changes to incidence and mortality experience resulting from
COVID-19
was $209 million and

2
2
3

Table of Contents☒
GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

$199 million, respectively. We completed our annual review of assumptions and methodologies in the fourth quarter of 2021 and did not make any significant changes, other than routine updates. The
COVID-19
impacts to our long-term care insurance business are not currently expected to be indicative of future trends or loss performance.
For the year ended December 31, 2021, the favorable development of $610 million related to insured events of prior years was primarily attributable to favorable development on prior year IBNR claims, favorable claim terminations mostly attributable to higher mortality and favorable experience on pending claims that did not become an active claim.
In 2020, the liability for policy and contract claims increased $279 million in our long-term care insurance business. The increase was primarily attributable to new claims and claim severity as a result of the aging of the in-force
block. Given our assumption that
COVID-19
temporarily decreased the number of new claims submitted, IBNR reserves were strengthened by $108 million, partially offsetting the favorable development on IBNR claims. Additionally, we recorded a $91 million increase to claim reserves, reflecting our assumption that
COVID-19
had accelerated mortality experience on the most vulnerable claimants, leaving the remaining claim population less likely to terminate compared to the pre-pandemic
average population. These increases were partially offset by higher claim terminations driven mostly by higher mortality and a $38 million net favorable impact from changes in assumptions and methodologies associated with our annual claim reserve review completed in the fourth quarter of 2020. The favorable impact from our annual claims reserve review primarily related to assumption updates to claim terminations and claim incidence based on our current long-term view of these assumptions.
For the year ended December 31, 2020, the favorable development of $398 million related to insured events of prior years was primarily attributable to favorable claim terminations mostly attributable to higher mortality, favorable development on prior year IBNR claims and favorable experience on pending claims that did not become an active claim. These decreases were partially offset by unfavorable impacts from changes in assumptions and methodologies associated with our annual claim reserve review completed in the fourth quarter of 2020 and from higher reserves associated with changes to incidence and mortality experience driven by
COVID-19.

2
2
4

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

Enact segment
The following table sets forth information about incurred claims, net of reinsurance, as well as cumulative number of reported delinquencies and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts for our Enact segment as of December 31, 2022. The information about the incurred claims development for the years ended December
31
,
2013
to
2021
and the historical reported delinquencies as of December
31
,
2021
and prior are presented as supplementary

information.

	Incurred claims and allocated claim adjustment expenses, net of reinsurance										Total of IBNR liabilities including expected development on reported claims as of December 31, 2022	Number of reported delinquencies (2)
(Dollar amounts in millions)	For the years ended December 31,
Accident year (1)	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	Unaudited
2013	$475	$407	$392	$387	$384	$382	$381	$381	$381	$381	$—	22,502
2014	—	328	288	269	261	259	258	259	259	258	—	17,809
2015	—	—	235	208	187	181	180	180	179	179	—	15,400
2016	—	—	—	198	160	138	136	137	136	135	—	13,970
2017	—	—	—	—	171	121	102	105	104	102	—	15,097
2018	—	—	—	—	—	117	84	84	78	73	—	11,269
2019	—	—	—	—	—	—	106	111	98	71	—	11,883
2020	—	—	—	—	—	—	—	365	362	107	—	38,863
2021	—	—	—	—	—	—	—	—	141	119	1	12,585
2022	—	—	—	—	—	—	—	—	—	220	24	14,329

							Total incurred			$1,645

(1)	Represents the year in which first monthly mortgage payments have been missed by the borrower.
(2)	Represents reported and outstanding delinquencies less actual cures as of December 31 for each respective accident year.

2
2
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The following table sets forth paid claims development, net of reinsurance, for our Enact segment for the year ended December 31, 2022. The information about paid claims development for the years ended December 31, 2013 to 2021 is presented as supplementary information.

(Amounts in millions)	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
Accident year (1)	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	Unaudited
2013	$44	$202	$297	$340	$362	$372	$375	$376	$377	$378
2014	—	22	127	195	233	247	253	254	255	255
2015	—	—	12	85	145	167	173	175	176	177
2016	—	—	—	10	64	110	124	127	128	129
2017	—	—	—	—	6	46	77	87	90	92
2018	—	—	—	—	—	3	32	48	55	59
2019	—	—	—	—	—	—	2	18	31	38
2020	—	—	—	—	—	—	—	1	8	13
2021	—	—	—	—	—	—	—	—	—	2
2022	—	—	—	—	—	—	—	—	—	—

				Total paid						$1,143

				Total incurred						$1,645
				Total paid						1,143
				All outstanding liabilities before 2013						17

				Liability for policy and contract claims						$519

(1)	Represents the year in which first monthly mortgage payments have been missed by the borrower.
The following table sets forth our average payout of incurred claims by age for our Enact segment as of December 31, 2022:

	Average annual percentage payout of incurred claims by age
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Percentage of payout	4.8%	30.1%	24.5%	11.2%	4.1%	1.8%	0.7%	0.3%	0.2%	0.1%
(11) Employee Benefit Plans
(a) Pension and Retiree Health and Life Insurance Benefit Plans
Essentially all of our employees are enrolled in a qualified defined contribution pension plan. The plan is 100% funded by Genworth. We make annual contributions to each employee’s pension plan account based on the employee’s age, service and eligible pay. Employees are vested in the plan after three years of service. As of December 31, 2022 and 2021, we recorded a liability related to these benefits of $8 million and $11 million, respectively.
In addition, certain employees also participate in
non-qualified
defined contribution plans and in qualified and
non-qualified
defined benefit pension plans. The plan assets and pension liabilities, including the projected and accumulated benefit obligations of these plans, were not material to our consolidated financial statements

2
2
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

individually or in the aggregate. As of December 31, 2022 and 2021, we recorded a liability related to these plans of $47 million and $65 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2022 and 2021, we recognized an increase of $26 million and $6 million, respectively, in OCI.
Prior to the third quarter of 2022, the First Colony Life Insurance Company Pension Plan (“FCL Plan”) was one of our defined benefit pension plans available to certain of our employees. The First Colony Life Insurance Pension Plan Committee (“FCL Committee”), as the appointed delegate by Genworth Financial’s Board of Directors, adopted resolutions to terminate the FCL Plan in a standard termination effective December 31, 2021. The Internal Revenue Service (“IRS”) was notified of the intent to terminate the FCL Plan and subsequently issued a favorable determination letter to the FCL Committee on June 22, 2022. As permitted by the IRS determination letter, the FCL Plan settled the projected benefit obligation during 2022 by distributing FCL Plan assets to FCL Plan participants in the form of a lump sum distribution, an individual retirement account rollover to another qualified plan or by purchasing a non-participating
annuity contract from a third-party insurer to cover vested benefits. The FCL Plan was fully funded and did not require any additional cash contributions to terminate. As of and for the year ended December 31, 2022, we completed the termination of the FCL Plan and incurred $8 million of pre-tax
termination costs associated with the recognition of actuarial losses previously deferred in accumulated other comprehensive income (loss).
We provide retiree health benefits to domestic employees hired prior to January 1, 2005 who meet certain service requirements. Under this plan, retirees over 65 years of age receive a subsidy towards the purchase of a Medigap policy, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. In December 2009, we announced that eligibility for retiree medical benefits would be limited to associates who were within 10 years of retirement eligibility as of January 1, 2010. We also provide retiree life and long-term care insurance benefits. The plans are funded as claims are incurred. As of December 31, 2022 and 2021, the accumulated postretirement benefit obligation associated with these benefits was $50 million and $71 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2022 and 2021, we recognized an increase of $18 million and $11 million, respectively, in OCI.
The decrease in our pension and postretirement benefit obligations and corresponding increase in OCI for the year ended December 31, 2022 was principally due to higher interest rates used to measure our pension and postretirement liabilities.
Our cost associated with our pension, retiree health and life insurance benefit plans was $22 million, $18 million and $18 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
variable annuity option offered by certain of our life insurance subsidiaries. The amount of deposits recorded by our life insurance subsidiaries in 2022 and 2021 in relation to this plan option was less than $1 million for each year.

2
2
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

Prior to January 2021, employees also had the option of purchasing a fund which invests primarily in Genworth Financial stock as part of the defined contribution savings plan. We had contracted with Newport Trust Company (“Newport”) to act as an independent fiduciary and investment manager with respect to Genworth Financial stock in the defined contribution savings plan. On January 8, 2021, Newport froze the fund and accordingly, future investments or transfers into the fund were suspended indefinitely.
Our cost associated with these plans was $13 million for each of the years ended December 31, 2022, 2021 and 2020.
(c) Health and Welfare Benefits for Active Employees
We provide health and welfare benefits to our employees, including health, life, disability, dental and long-term care insurance, among others. Our long-term care insurance is provided through our group long-term care insurance products. The premiums recorded by this business related to these benefits were insignificant during 2022, 2021 and 2020.
(12) Borrowings and Other Financings
(a) Long-Term Borrowings
The following table sets forth total long-term borrowings as of December 31:

(Amounts in millions)	2022	2021
Genworth Holdings

4.80% Senior Notes, due 2024	$—	$282
6.50% Senior Notes, due 2034	285	298
Floating Rate Junior Subordinated Notes, due 2066	599	598

Subtotal	884	1,178
Bond consent fees	(10)	(12)
Deferred borrowing charges	(6)	(7)

Total Genworth Holdings	868	1,159

Enact Holdings
6.50% Senior Notes, due 2025	750	750
Deferred borrowing charges	(7)	(10)

Total Enact Holdings	743	740

Total	$1,611	$1,899

Genworth Holdings
Long-Term Senior N
o
tes
During the first half of 2022, Genworth Holdings repurchased
 $
130

million principal amount of its

4.80
%
senior notes due in

2024
for a pre-tax loss of
 $
4

million and paid accrued interest thereon. On September 21, 2022, Genworth Holdings early redeemed the remainder of its
4.80
%
senior notes originally scheduled to mature in

February 2024
and wrote off $
1

million of bond consent fees and deferred borrowing costs. The senior notes were fully redeemed with a cash payment of $
155

million, comprised of the outstanding principal balan
ce of
 $
152

million, accrued interest

of

$
1

million and a make-whole premium of
 $
2
 million.

2
2
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

As of December 31, 2022, Genworth Holdings had outstanding fixed rate senior notes with a principal balance of $287 million and a discount of $2 million, with an interest rate of 6.50% due in June 2034. The senior notes are Genworth Holdings’ direct, unsecured obligations and rank equally in right of payment with all of its existing and future unsecured and unsubordinated obligations. Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, the senior notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes indenture in respect of such senior notes. Genworth Holdings has the option to redeem all or a portion of the senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread. In the fourth quarter of 2022, Genworth Holdings repurchased $13 million principal amount of its senior notes due in 2034 for a pre-tax
gain of $1 million and paid accrued interest thereon.
Long-Term Junior Subordinated Notes
As of December 31, 2022, Genworth Holdings had outstanding floating rate junior notes having an aggregate principal amount of $600 million and a discount of $1 million, with an annual interest rate equal to three-month LIBOR plus 2.0025% payable quarterly, until the notes mature in November 2066
(“2066 Notes”). The United Kingdom Financial Conduct Authority announced its intention to eliminate the use of three-month LIBOR effective June 30, 2023. The Alternate Reference Rate Committee, convened by the Board of Governors of the Federal Reserve System and the New York Federal Reserve Bank, has endorsed the Secured Overnight Financing Rate (“SOFR”) as its preferred replacement benchmark for U.S. dollar LIBOR. SOFR is calculated and published by the New York Federal Reserve Bank and reflects the combination of three overnight U.S. Treasury Repo Rates. The rate is different from LIBOR, in that it is a risk-free rate, is backward-looking instead of forward-looking, is a secured rate and currently is available primarily as an overnight rate rather than a one-, three- or six-month rate available for LIBOR. We currently have no intention of refinancing the 2066 Notes and until the elimination of the published three-month LIBOR and transition to SOFR becomes effective and binding under the indenture governing the 2066 notes, we will continue to calculate and record interest payable and expense using three-month LIBOR plus 2.0025%. Subject to certain conditions, Genworth Holdings has the right, on one or more occasions, to defer the payment of interest on the 2066 Notes during any period of up to 10 years without giving rise to an event of default and without permitting acceleration under the terms of the 2066 Notes. Genworth Holdings will not be required to settle deferred interest payments until it has deferred interest for five years or made a payment of current interest. In the event of our bankruptcy, holders will have a limited claim for deferred interest.
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
During the 180-day period prior to
November 15, 2036
, the “scheduled redemption date,” Genworth Holdings must use its commercially reasonable efforts, subject to certain conditions, to raise sufficient net proceeds from the sale of certain qualifying capital securities to redeem the 2066 Notes on the scheduled redemption date. If Genworth Holdings has not raised sufficient net proceeds to repay the 2066 Notes in full on the scheduled redemption date, it shall repay the Notes in part on such date and on each quarterly interest

2
29

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

payment date thereafter to the extent that it has received net proceeds from the sale of such qualifying capital securities, until the 2066 Notes have been redeemed in full. Genworth Holdings may otherwise redeem the 2066 Notes at any time in whole or in part at their principal amount plus accrued and unpaid interest to the date of redemption, subject to compliance with the Replacement Capital Covenant.
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

Enact Holdings
As of December 31, 2022, Enact Holdings had $750 million principal amount of 6.50% senior notes due in 2025. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year. The notes mature on August 15, 2025. Enact Holdings may redeem the notes, in whole or in part, at any time prior to February 15, 2025 at its option, by paying a make-whole premium, plus accrued and unpaid interest, if any. At any time on or after February 15, 2025, Enact Holdings may redeem the notes, in whole or in part, at its option, at 100% of the principal amount, plus accrued and unpaid interest. The notes contain customary events of default, which subject to certain notice and cure conditions, can result in the acceleration of the principal and accrued interest on the outstanding notes if Enact Holdings breaches the terms of the indenture.
(b) Revolving Credit Facility
Enact Holdings
On June 30, 2022, Enact Holdings entered into a credit agreement with a syndicate of lenders that provides for a five-year unsecured revolving credit facility in the initial aggregate principal amount of $200 million, including the ability for Enact Holdings to increase the commitments under the credit facility on an uncommitted basis, by an additional aggregate principal amount of up to $100 million. Any borrowings under Enact Holdings’ credit facility will bear interest at a per annum rate equal to a floating rate tied to a standard short-term borrowing index selected at Enact Holdings’ option, plus an applicable margin, pursuant to the terms of the credit agreement. The applicable margin is based on Enact Holdings’ ratings established by certain debt rating agencies for its outstanding debt. Enact Holdings’ credit facility includes customary representations, warranties, covenants, terms and conditions. As of December 31, 2022, Enact Holdings was in compliance with all covenants and the credit facility remained undrawn.
(c) Liquidity
Principal amounts under our long-term borrowings by maturity were as follows as of December 31, 2022:

(Amounts in millions)

2023	$—
2024	—
2025	750
2026	—
2027 and thereafter	887

Total	$1,637

2
3
0

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

(13) Income Taxes
Income from continuing operations before income taxes included the following components for the years ended December 31:

(Amounts in millions)	2022	2021	2020

Domestic	$978	$1,184	$931
Foreign	—	(3)	(3)

Income from continuing operations before income taxes	$978	$1,181	$928

The total provision for income taxes was as follows for the years ended December 31:

(Amounts in millions)	2022	2021	2020

Current federal income taxes	$—	$(32)	$—
Deferred federal income taxes	239	288	226

Total federal income taxes	239	256	226

Current state income taxes	4	5	3
Deferred state income taxes	(5)	2	2

Total state income taxes	(1)	7	5

Current foreign income taxes	—	—	—
Deferred foreign income taxes	1	—	(1)

Total foreign income taxes	1	—	(1)

Total provision for income taxes	$239	$263	$230

Our current income tax receivable (payable) was $3 million and $(2) million as of December 31, 2022 and 2021, respectively.
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the years ended December 31:

	2022	2021	2020

Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Increase (reduction) in rate resulting from:
Tax on income from terminated swaps	3.2	2.5	3.0
Reduction in uncertain tax positions	—	(1.8)	—
Other, net	0.2	0.6	0.8

Effective rate	24.4%	22.3%	24.8%

The effective tax rate for the years ended December 31, 2022, 2021 and 2020 was above the statutory U.S. federal income tax rate of 21% largely due to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income.

2
3
1

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The effective tax rate for the year ended December 31, 2022 increased compared to the year ended December 31, 2021 primarily attributable to higher tax expense on certain forward starting swap gains in relation to pre-tax
income in 2022 and a reduction in uncertain tax positions due to the expiration of certain statute of limitations in 2021 that did not recur.
The effective tax rate for the year ended December 31, 2021 decreased compared to the year ended December 31, 2020 primarily attributable to changes in uncertain tax positions due to the expiration of certain statute of limitations in 2021.
The components of our deferred income taxes were as follows as of December 31:

(Amounts in millions)	2022	2021
Assets:
Foreign tax credit carryforwards	$156	$174
Net operating loss carryforwards	4	202
Capital loss carryforwards	146	142
State income taxes	396	388
Insurance reserves	161	178
Accrued commission and general expenses	113	118
Liabilities associated with discontinued operations	122	122
Net unrealized losses on investment securities	897	—
Net unrealized losses on derivatives	102	—
Other	9	18

Gross deferred income tax assets	2,106	1,342
Valuation allowance	(583)	(382)

Total deferred income tax assets	1,523	960

Liabilities:
Net unrealized gains on investment securities	—	506
Net unrealized gains on derivatives	—	73
DAC	29	98
PVFP and other intangibles	37	38
Insurance reserves transition adjustment	74	99
Investments	20	10
Other	19	17

Total deferred income tax liabilities	179	841

Net deferred income tax asset	$1,344	$119

The U.S. federal net operating loss (“NOL”) carryforward was fully utilized during 2022. The remaining NOL carryforwards relate to foreign jurisdictions and are fully offset by a valuation allowance. Foreign tax credit carryforwards amounted to $
156
 million as of December 31, 2022 and will begin to expire in 2025.
Gross capital
loss carryforwards amounted to $695 million as of December 31, 2022, and, if unused, will expire in 2026.
Our valuation allowance as of December 31, 2022 and 2021 was $583 million and $382 million, respectively. Given the change in our unrealized gains (losses) on our fixed maturity securities and forward starting swaps in 2022 due to rising interest rates and the corresponding reduction in the amount of unrealized

2
3
2

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

capital gains expected to be available in the future to offset our capital loss carryforwards and other capital deferred tax assets, we recorded an additional valuation allowance of $200 million during 2022 through accumulated other comprehensive income (loss) related to deferred tax assets that would produce capital losses. The remainder of the valuation allowance as of December 31, 2022 and 2021 is related to state deferred tax assets and foreign net operating losses. The state deferred tax assets related primarily to the future deductions associated with the Section 338 elections and non-insurance NOL carryforwards.
Our ability to realize our net deferred tax asset of $1,344 million, which includes deferred tax assets related to capital loss, foreign tax credit and NOL carryforwards, is primarily dependent upon generating sufficient taxable income and capital gains in future years. We have net deferred tax assets of $1,267 million that have or will produce capital losses. As part of the assessment of the amount of the valuation allowance, management has asserted that it has the ability and intent to execute tax planning strategies including holding certain investment assets with unrealized losses to recovery or maturity if necessary to ensure recognition of the deferred tax asset.
We have net deferred tax assets of $77
million that will produce ordinary income (loss) in future years. Management has concluded that there is sufficient positive evidence to support the expected realization of these deferred tax assets for U.S. federal income tax purposes. This positive evidence includes the fact that: (i) we are currently in a cumulative three-year income position; (ii) our U.S. operating forecasts are profitable, which include in-force premium rate increases and associated benefit reductions already obtained in our long-term care insurance business; and (iii) overall domestic losses that we have incurred are allowed to be reclassified as foreign source income which, along with future projections of foreign source income, is sufficient to cover the foreign tax credits being carried forward.
After consideration of all available evidence, we have concluded that it is more likely than not that our deferred tax assets, with the exception of capital loss carryforwards, other capital deferred tax assets, state deferred tax assets and certain foreign net operating losses for which a valuation allowance has been established, will be realized. If our actual results do not validate the current projections of pre-tax
income, we may be required to record an additional valuation allowance that could have a material impact on our consolidated financial statements in future periods.
As a consequence of our separation from GE and our joint election with GE to treat that separation as an asset sale under Section 338 of the Internal Revenue Code, we became entitled to additional tax deductions in post IPO periods. We were obligated, pursuant to our Tax Matters Agreement with GE, to make fixed payments to GE on an after-tax
basis and subject to a cumulative maximum of $640 million, which was 80% of the projected tax savings associated with the Section 338 deductions. During 2022, we made a $55 million payment to GE to satisfy our remaining obligation under the Tax Matters Agreement.

23
3

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(Amounts in millions)	2022	2021	2020
Balance as of January 1	$40	$62	$64
Tax positions related to the current period:
Gross additions	—	—	—
Gross reductions	(3)	(3)	(3)
Tax positions related to the prior years:
Gross additions	—	—	1
Gross reductions	(4)	(19)	—

Balance as of December 31	$33	$40	$62

The total amount of unrecognized tax benefits was
$33
million as of December 31, 2022, which if recognized would affect the effective tax rate on continuing operations by
$21
million. We believe it is reasonably possible that if the uncertain tax positions were resolved in 2023, approximately $
22
million of the unrecognized tax benefits would be recognized.

We
 recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. We recorded $
—

and $
2
million of benefit in 2022 and 2021, respectively, and less than
 $1
million of expense in 2020 related to interest and penalties.
Our companies have elected to file a single U.S. consolidated income tax return (the “life/non-life consolidated return”). All companies domesticated in the United States are included in the life/non-life consolidated return as allowed by the tax law and regulations. We have a tax sharing agreement in place and all intercompany balances related to this agreement are settled at least annually. We are not currently subject to any significant examinations by federal or state income tax authorities. Generally, we are no longer subject to federal or state income tax examinations for years prior to 2019.
(14) Supplemental Cash Flow Information
Net cash (paid) received for taxes was $(5) million, $(7) million and $3 million and cash paid for interest was $101 million, $186 million and $176 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(15) Stock-Based Compensation
Prior
to May 2012, we granted share-based awards to employees and directors, including stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), deferred stock units (“DSUs”) and performance stock units (“PSUs”) under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (the “2004 Omnibus Incentive Plan”). In May 2012, the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (the “2012 Omnibus Incentive Plan”) was approved by stockholders. Under the 2012 Omnibus Incentive Plan, we were authorized to grant 16 million equity awards, plus a number of additional shares not to exceed 25 million underlying awards outstanding under the 2004 Omnibus Incentive Plan. In December 2018, the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”) was approved by stockholders. Under the 2018 Omnibus Incentive Plan, we were authorized to grant 25 million equity awards, plus a number of additional shares not to exceed 20 million underlying awards outstanding under the prior Plans. In May 2021, the

2
3
4

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

2021 Genworth Financial, Inc. Omnibus Incentive Plan (the “2021 Omnibus Incentive Plan”) was approved by stockholders. Under the 2021 Omnibus Incentive Plan, we are authorized to grant 25 million equity awards, plus a number of additional shares not to exceed 20 million underlying awards outstanding under the prior Plans. The 2004 Omnibus Incentive Plan together with the 2012, 2018 and 2021 Omnibus Incentive Plans are referred to collectively as the “Omnibus Incentive Plans.”
We recorded stock-based compensation expense under the Omnibus Incentive Plans of $27 million, $38 million and $39 million, respectively, for the years ended December 31, 2022, 2021 and 2020. For awards issued prior to January 1, 2006, stock-based compensation expense was recognized on a graded vesting attribution method over the awards’ respective vesting schedule. For awards issued after January 1, 2006, stock-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.
For purposes of determining the fair value of stock-based payment awards on the date of grant, we have historically used the Black-Scholes Model. However, no SARs or stock options were granted during 2022, 2021 and 2020 and therefore, the Black-Scholes Model was not used in those respective years. The Black-Scholes Model requires the input of certain assumptions that involve judgment. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies.
During 2022, 2021 and 2020, we issued RSUs with average restriction periods of three years, with a fair value per share of $4.25, $3.31 and $3.53, respectively, which were measured at the market price of a share of our Class A Common Stock on the grant date.
During 2022, 2021 and 2020, we granted PSUs with a fair value per share of $4.47, $3.45 and $3.03, respectively. The PSUs were granted at market price as of the approval date by Genworth Financial’s Board of Directors. PSUs may be earned over a three-year period based upon the achievement of certain performance goals.
The PSUs granted in 2022 have a three-year measurement period starting on January 1, 2022 going through December 31, 2024. The performance metric is based on our Enact segment’s adjusted operating income (loss), consolidated statutory net income of our U.S. life insurance business and Genworth’s total shareholder return over the three-year measurement period compared to certain of its peer companies established as of the grant date. See note 18 for our definition of adjusted operating income. The grant-date fair value for the adjusted operating income (loss) and consolidated statutory net income performance measures was $4.27. The grant-date fair value for the total relative shareholder return performance metric was $5.30, which was calculated using the Monte Carlo simulation.
The PSUs granted in 2021 have a three-year measurement period starting on January 1, 2021 going through December 31, 2023. The performance metric is based on Genworth’s consolidated adjusted operating income and its total shareholder return relative to certain of its peer companies as of the grant date. The grant-date fair value for the adjusted operating income performance measure was $3.31. The grant-date fair value for the total relative shareholder return performance metric was $4.18, which was calculated using the Monte Carlo simulation.

23
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The valuation assumptions used in the Monte Carlo simulation to calculate the total relative shareholder return performance metric for the PSUs granted in 2022 and 2021 were as follows:

	2022	2021
Valuation-date stock price	$4.27	$3.31
Volatility	64.6%	65.0%
Dividend yield	—%	—%
Risk-free rate	1.8%	0.3%
Valuation maximum	800% of grant-date stock price	800% of grant-date stock price
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
For the years ended December 31, 2022, 2021 and 2020, we recorded $3 million, $16 million and $18 million, respectively, of expense associated with our PSUs.
In 2022, 2021 and 2020, we granted time-based cash awards with a fair value of $1.00 per award and tha
t
vest over three years, with a third of the payout occurring per year as determined by the vesting period, beginning on the first anniversary of the grant date. We also previously granted performance-based cash awards which vested and were paid out in 2021. During 2022, we issued cash settled RSUs with average restriction periods of three years, with a weighted average fair value per share of $4.27, which were measured at the market price of a share of our Class A Common Stock on the grant date. The RSUs will vest as a cash payment equal to one share of our Class A Common Stock using the average closing sales prices on the 20 trading days immediately preceding the vesting date.

2
3
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The following table summarizes cash award activity as of December 31, 2022 and 2021:

				Performance-
			Time-based	based
	Cash settled RSUs		cash awards	cash awards
	Number of	Weighted-average	Number of	Number of
(Awards in thousands)	awards	fair value	awards	awards

Balance as of January 1, 2021	—	$—	30,429	6,938
Granted	—	$—	15,473	—
Performance adjustment	—	$—	—	5,838
Vested	—	$—	(14,774)	(12,776)
Forfeited	—	$—	(3,432)	—

Balance as of January 1, 2022	—	$—	27,696	—
Granted	2,957	$4.27	208	—
Performance adjustment	—	$—	—	—
Vested	(23)	$4.17	(13,992)	—
Forfeited	(180)	$4.31	(1,020)	—

Balance as of December 31, 2022	2,754	$4.27	12,892	—

The following tables summarize the status of our other equity-based awards as of December 31, 2022 and 2021:

	RSUs		PSUs		DSUs		SARs
		Weighted-						Weighted-
		average		Weighted-		Weighted-		average
	Number	grant	Number	average	Number	average	Number	grant
	of	date fair	of	fair	of	fair	of	date fair
(Awards in thousands)	awards	value	awards	value	awards	value	awards	value

Balance as of January 1, 2021	2,534	$3.48	5,734	$3.79	1,537	$3.95	7,030	$3.32
Granted	1,391	$3.31	2,510	$3.45	315	$2.52	—	$—
Performance adjustment (1)	—	$—	626	$3.58	—	$—	—	$—
Exercised	(1,474)	$3.47	(1,365)	$3.58	(15)	$7.46	—	$—
Terminated	(134)	$3.53	—	$—	—	$—	(835)	$3.04

Balance as of January 1, 2022	2,317	$3.38	7,505	$3.70	1,837	$3.42	6,195	$3.36
Granted	1,105	$4.25	2,182	$4.47	281	$2.51	—	$—
Performance adjustment (1)	—	$—	2,308	$4.61	—	$—	—	$—
Exercised	(1,004)	$3.39	(4,616)	$4.61	(954)	$4.02	—	$—
Terminated	(299)	$3.52	(718)	$3.55	—	$—	(2,295)	$2.52

Balance as of December 31, 2022	2,119	$3.81	6,661	$3.65	1,164	$2.44	3,900	$3.85

(1)	The performance adjustment relates to additional awards expected to be earned through the achievement of certain performance metrics .
As

of December 31, 2022 and 2021, total unrecognized stock-based compensation expense related to non-vested
non-cash
awards not yet recognized was $
16
 million and $
17
 million, respectively. This expense is expected to be recognized over a weighted-average period of approximately two years
.
The actual tax benefit realized for the tax deductions from the exercise of share-based awards was $5 million and $4 million for the years ended December 31, 2022 and 2021, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

In connection with the minority IPO of Enact Holdings, our indirect subsidiary, Enact Holdings granted equity-based awards to its employees, including RSUs and DSUs. Additionally, in 2021, the Enact Holdings, Inc. 2021 Omnibus Incentive Plan was adopted and approved by Enact Holdings’ shareholders. Under the Enact Holdings, Inc. 2021 Omnibus Incentive Plan, Enact Holdings is authorized to issue up to four million equity awards.
During 2022, Enact Holdings granted PSUs with a fair value of $22.15. The PSUs granted in 2022 have a three-year measurement period starting on January 1, 2022, going through December 31, 2024. The performance metrics are based on the standalone results of Enact Holdings, and are measured by the growth in consolidated book value per share over the three-year measurement period, calculated as the increase in book value divided by the average number of shares outstanding from January 1, 2022 to December 31, 2024. The PSUs were granted at market price as of the approval date by Enact Holdings’ Board of Directors.
For the year ended December 31, 2022, and in accordance with our majority ownership, we recorded $1 million of expense associated with Enact Holdings’ PSUs.
The following table summarizes the status of Enact Holdings’ equity-based awards as of December 31, 2022 and 2021:

	RSUs		DSUs		PSUs
		Weighted-		Weighted-		Weighted-
	Number	average	Number	average	Number	average
	of	fair	of	fair	of	fair
(Awards in thousands)	awards	value	awards	value	awards	value

Balance as of January 1, 2021	—	$—	—	$—	—	$—
Granted	628	$19.02	17	$20.87	—	$—
Dividend equivalents	36	$21.25	—	$—	—	$—
Vested	—	$—	—	$—	—	$—
Terminated	(10)	$19.00	—	$—	—	$—

Balance as of January 1, 2022	654	$19.02	17	$20.87	—	$—
Granted	322	$22.18	78	$22.02	156	$22.15
Dividend equivalents	62	$24.00	5	$24.00	10	$24.00
Vested	(3)	$19.00	—	$—	—	$—
Terminated	(26)	$19.73	—	$—	—	$—

Balance as of December 31, 2022	1,009	$20.07	100	$21.81	166	$22.15

For the years ended December 31, 2022 and 2021, and in accordance with our majority ownership, we recorded $10 million and $2 million, respectively, of stock-based compensation expense and estimate total unrecognized expense of $13 million and $11 million, respectively, related to these awards. This expense is expected to be recognized over a weighted-average period of approximately two years.
(16) Fair Value of Financial Instruments
Recurring Fair Value Measurements
We have fixed maturity securities, equity securities, limited partnerships, derivatives, short-term investments, embedded derivatives, separate account assets and certain other financial instruments, which are

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

carried at fair value. Below is a description of the valuation techniques and inputs used to determine fair value by class of instrument.
Fixed maturity securities, equity securities and short-term investments
The fair value of fixed maturity securities, equity securities and short-term investments is estimated primarily based on information derived from third-party pricing services (“pricing services”), internal models and/or broker quotes, which use a market approach, income approach or a combination of the market and income approach depending on the type of instrument and availability of information. In general, a market approach is utilized if there is readily available and relevant market activity for an individual security. In certain cases where market information is not available for a specific security but is available for similar securities, that security is valued using market information for similar securities, which is also a market approach. When market information is not available for a specific security (or similar securities) or is available but such information is less relevant or reliable, an income approach or a combination of a market and income approach is utilized. For securities with optionality, such as call or prepayment features (including mortgage-backed or asset-backed securities), an income approach may be used. In addition, a combination of the results from market and income approaches may be used to estimate fair value. These valuation techniques may change from period to period, based on the relevance and availability of market data.
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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and

2
39

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of December 31, 2022.
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
Level 2 measurements
Fixed maturity securities

•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, 88% of our portfolio was priced using third-party pricing services as of December 31, 2022. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

24
0

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and
2020

The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of December 31, 2022:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs

U.S. government, agencies and government-sponsored enterprises	$3,341	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,344	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$645	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$23,537	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$6,305	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$973	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$1,896	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows,
spreads derived from broker quotes, bid side prices, spreads
			to daily updated swap curves, TRACE reports

Other asset-backed	$2,072	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from
trade prices and broker quotes, bid side prices, new issue
data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis,
			trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

•
Internal models:
A portion of our U.S. corporate and
non-U.S.
corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,460 million and $820 million, respectively, as of December 31, 2022. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

Equity securities.
The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.
Short-term investments.
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Fixed maturity securities

•
Broker quotes:
A portion of our state and political subdivisions, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $250 million as of December 31, 2022.

•
Internal models:
A portion of our state and political subdivisions, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $2,940 million as of December 31, 2022.

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
Years Ended December 31, 2022, 2021 and 2020

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
Equity
index options.
We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of December 31, 2022, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
Financial futures.
The fair value of financial futures is based on the closing exchange prices. Accordingly, these financial futures are classified as Level 1. The period end valuation is zero as a result of settling the margins on these contracts on a daily basis.
Other foreign currency contracts.
We previously had certain foreign currency options classified as other foreign currency contracts. The valuation of foreign currency options was determined using an income approach. The primary inputs into the valuation represented the forward interest rate swap curve, foreign currency exchange rates, forward interest rate, foreign currency exchange rate volatility and time value component associated with the optionality in the derivative, which are generally considered observable inputs and resulted in the derivative being classified as Level 2. We also had foreign currency forward contracts where the valuation was determined using an income approach. The primary inputs into the valuation represented the forward foreign currency exchange rates, which are generally considered observable inputs and resulted in the derivative being classified as
Level 2.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

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
Non-performance
risk is integrated into the discount rate used to value GMWB liabilities. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance
risk of the GMWB liabilities. As of December 31, 2022 and 2021, the impact of non-performance
risk resulted in a lower fair value of our GMWB liabilities of $33 million and $49 million, respectively.
We classify the GMWB valuation as Level 3 based on having significant unobservable inputs, with equity index volatility and non-performance
risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the GMWB liabilities will increase. Any increase in non-performance
risk would increase the discount rate and would decrease the fair value of the GMWB liability. Additionally, we consider lapse and utilization assumptions to be significant unobservable inputs. An increase in our lapse assumption would decrease the fair value of the GMWB liability, whereas an increase in our utilization rate would increase the fair value. As of December 31, 2022, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
Fixed index annuity and indexed universal life embedded derivatives
We have fixed index annuity and indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of December 31, 2022, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2022
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:

U.S. government, agencies and government-sponsored enterprises	$3,341	$—	$3,341	$—	$—
State and political subdivisions	2,399	—	2,344	55	—
Non-U.S. government	645	—	645	—	—
U.S. corporate:
Utilities	3,898	—	3,056	842	—
Energy	2,262	—	2,146	116	—
Finance and insurance	7,193	—	6,506	687	—
Consumer—non-cyclical	4,457	—	4,375	82	—
Technology and communications	2,947	—	2,923	24	—
Industrial	1,197	—	1,175	22	—
Capital goods	2,138	—	2,104	34	—
Consumer—cyclical	1,617	—	1,504	113	—
Transportation	1,100	—	1,057	43	—
Other	310	—	151	159	—

Total U.S. corporate	27,119	—	24,997	2,122	—

Non-U.S. corporate:
Utilities	740	—	445	295	—
Energy	960	—	842	118	—
Finance and insurance	1,946	—	1,821	125	—
Consumer—non-cyclical	566	—	493	73	—
Technology and communications	894	—	868	26	—
Industrial	818	—	770	48	—
Capital goods	546	—	451	95	—
Consumer—cyclical	276	—	212	64	—
Transportation	375	—	355	20	—
Other	889	—	868	21	—

Total non-U.S. corporate	8,010	—	7,125	885	—

Residential mortgage-backed	995	—	973	22	—
Commercial mortgage-backed	1,908	—	1,896	12	—
Other asset-backed	2,166	—	2,072	94	—

Total fixed maturity securities	46,583	—	43,393	3,190	—

Equity securities	319	239	46	34	—
Limited partnerships	1,816	—	—	24	1,792
Other invested assets:
Derivative assets:
Interest rate swaps	24	—	24	—	—
Foreign currency swaps	20	—	20	—	—
Equity index options	6	—	—	6	—

Total derivative assets	50	—	44	6	—

Short-term investments	3	—	3	—	—

Total other invested assets	53	—	47	6	—

Reinsurance recoverable (2)	16	—	—	16	—
Separate account assets	4,417	4,417	—	—	—

Total assets	$53,204	$4,656	$43,486	$3,270	$1,792

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

2
4
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

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

2
4
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Beginning balance as of January 1, 2022	Total realized and unrealized gains (losses)								Ending balance as of December 31, 2022	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$82	$3	$(30)	$—	$—	$—	$—	$—	$—	$55	$3	$(31)
Non-U.S. government	2	—	—	2	(3)	—	(1)	—	—	—	—	—
U.S. corporate:
Utilities	950	—	(211)	130	—	—	(19)	3	(11)	842	—	(210)
Energy	76	—	(19)	—	—	—	(9)	68	—	116	—	(20)
Finance and insurance	685	—	(147)	216	—	—	(19)	8	(56)	687	—	(141)
Consumer—non-cyclical	104	—	(13)	—	—	—	(9)	—	—	82	—	(13)
Technology and communications	29	—	(5)	—	—	—	—	—	—	24	—	(5)
Industrial	37	—	(4)	—	—	—	(11)	—	—	22	—	(4)
Capital goods	45	—	(7)	—	—	—	(4)	—	—	34	—	(7)
Consumer—cyclical	137	—	(18)	—	—	—	(6)	—	—	113	—	(18)
Transportation	64	—	(8)	5	—	—	(5)	—	(13)	43	—	(7)
Other	254	—	(27)	—	(41)	—	(10)	—	(17)	159	—	(28)

Total U.S. corporate	2,381	—	(459)	351	(41)	—	(92)	79	(97)	2,122	—	(453)

Non-U.S. corporate:
Utilities	345	—	(56)	24	—	—	(18)	—	—	295	—	(55)
Energy	145	—	(15)	13	(21)	—	(24)	20	—	118	—	(15)
Finance and insurance	160	5	(40)	—	—	—	—	—	—	125	5	(41)
Consumer—non-cyclical	63	—	(8)	9	—	—	—	18	(9)	73	—	(8)
Technology and communications	28	—	(2)	—	—	—	—	—	—	26	—	(2)
Industrial	93	—	(33)	22	—	—	(20)	—	(14)	48	—	(31)
Capital goods	173	—	(16)	—	(10)	—	(52)	—	—	95	—	(16)
Consumer—cyclical	76	—	(15)	—	—	—	—	17	(14)	64	—	(16)
Transportation	53	—	(3)	—	—	—	(30)	—	—	20	—	(3)
Other	26	—	(5)	—	—	—	—	—	—	21	—	(4)

Total non-U.S. corporate	1,162	5	(193)	68	(31)	—	(144)	55	(37)	885	5	(191)

Residential mortgage-backed	27	—	(8)	14	—	—	(2)	4	(13)	22	—	(6)
Commercial mortgage-backed	16	—	(5)	—	—	—	—	1	—	12	—	(6)
Other asset-backed	138	—	(15)	77	(6)	—	(7)	—	(93)	94	—	(13)

Total fixed maturity securities	3,808	8	(710)	512	(81)	—	(246)	139	(240)	3,190	8	(700)

Equity securities	37	—	—	1	(3)	—	—	—	(1)	34	—	—
Limited partnerships	26	(2)	—	—	—	—	—	—	—	24	(2)	—
Other invested assets:
Derivative assets:
Equity index options	42	(20)	—	13	—	—	(29)	—	—	6	(7)	—

Total derivative assets	42	(20)	—	13	—	—	(29)	—	—	6	(7)	—

Total other invested assets	42	(20)	—	13	—	—	(29)	—	—	6	(7)	—

Reinsurance recoverable (2)	19	(4)	—	—	—	1	—	—	—	16	(4)	—

Total Level 3 assets	$3,932	$(18)	$(710)	$526	$(84)	$1	$(275)	$139	$(241)	$3,270	$(5)	$(700)

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

24
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

	Beginning balance as of January 1, 2021	Total realized and unrealized gains (losses)								Ending balance as of December 31, 2021	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI
Fixed maturity securities:

State and political subdivisions	$66	$3	$13	$—	$—	$—	$—	$—	$—	$82	$3	$13
Non-U.S. government	—	—	—	2	—	—	—	—	—	2	—	—
U.S. corporate:
Utilities	842	—	3	118	—	—	(18)	18	(13)	950	—	4
Energy	128	—	4	50	—	—	(10)	8	(104)	76	—	1
Finance and insurance	607	—	(18)	233	—	—	(46)	17	(108)	685	—	(16)
Consumer—non-cyclical	109	—	(2)	—	—	—	(3)	3	(3)	104	—	(2)
Technology and communications	47	—	(1)	12	—	—	—	4	(33)	29	—	(1)
Industrial	40	—	—	17	—	—	(20)	—	—	37	—	(1)
Capital goods	60	—	(1)	—	—	—	(14)	—	—	45	—	(2)
Consumer—cyclical	150	—	—	—	—	—	(5)	—	(8)	137	—	—
Transportation	70	—	(1)	—	—	—	(5)	—	—	64	—	(1)
Other	219	—	(1)	—	—	—	(32)	88	(20)	254	—	1

Total U.S. corporate	2,272	—	(17)	430	—	—	(153)	138	(289)	2,381	—	(17)

Non-U.S. corporate:
Utilities	352	—	(5)	30	—	—	(8)	—	(24)	345	—	(6)
Energy	245	—	7	—	—	—	(28)	—	(79)	145	—	3
Finance and insurance	305	3	(1)	1	(2)	—	(62)	—	(84)	160	5	(14)
Consumer—non-cyclical	67	1	(2)	8	—	—	(14)	3	—	63	—	(2)
Technology and communications	28	—	—	—	—	—	—	—	—	28	—	(1)
Industrial	95	2	(4)	14	—	—	(14)	—	—	93	—	(2)
Capital goods	178	—	1	25	—	—	—	—	(31)	173	—	—
Consumer—cyclical	146	—	—	17	—	—	—	—	(87)	76	—	—
Transportation	109	3	(3)	—	—	—	(49)	—	(7)	53	—	—
Other	83	6	(3)	—	—	—	(45)	—	(15)	26	—	(1)

Total non-U.S. corporate	1,608	15	(10)	95	(2)	—	(220)	3	(327)	1,162	5	(23)

Residential mortgage-backed	14	—	—	5	—	—	(2)	10	—	27	—	—
Commercial mortgage-backed	20	—	(2)	1	—	—	(3)	—	—	16	1	(2)
Other asset-backed	109	—	—	69	—	—	(25)	35	(50)	138	—	—

Total fixed maturity securities	4,089	18	(16)	602	(2)	—	(403)	186	(666)	3,808	9	(29)

Equity securities	51	—	—	—	(9)	—	(5)	—	—	37	—	—
Limited partnerships	17	1	—	8	—	—	—	—	—	26	1	—
Other invested assets:
Derivative assets:
Equity index options	63	18	—	31	—	—	(70)	—	—	42	10	—

Total derivative assets	63	18	—	31	—	—	(70)	—	—	42	10	—

Total other invested assets	63	18	—	31	—	—	(70)	—	—	42	10	—

Reinsurance recoverable (2)	26	(9)	—	—	—	2	—	—	—	19	(9)	—

Total Level 3 assets	$4,246	$28	$(16)	$641	$(11)	$2	$(478)	$186	$(666)	$3,932	$11	$(29)

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

2
4
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

	Beginning balance as of January 1, 2020	Total realized and unrealized gains (losses)								Ending balance as of December 31, 2020	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$102	$3	$(11)	$—	$—	$—	$(1)	$—	$(27)	$66	$3	$(11)
Non-U.S. government	—	—	—	—	—	—	(1)	1	—	—	—	—
U.S. corporate:
Utilities	865	9	8	76	(13)	—	(56)	42	(89)	842	—	14
Energy	129	1	1	30	(21)	—	(21)	22	(13)	128	—	(3)
Finance and insurance	572	2	16	167	—	—	(41)	—	(109)	607	—	19
Consumer—non-cyclical	94	—	4	8	—	—	(22)	25	—	109	—	4
Technology and communications	50	—	3	82	—	—	(1)	13	(100)	47	—	5
Industrial	40	—	—	—	—	—	—	—	—	40	—	—
Capital goods	102	—	—	—	—	—	(8)	11	(45)	60	—	1
Consumer—cyclical	173	3	4	15	—	—	(36)	47	(56)	150	—	6
Transportation	78	—	(1)	—	—	—	(4)	27	(30)	70	—	2
Other	136	—	2	25	—	—	(7)	87	(24)	219	—	2

Total U.S. corporate	2,239	15	37	403	(34)	—	(196)	274	(466)	2,272	—	50

Non-U.S. corporate:
Utilities	374	—	10	13	—	—	—	28	(73)	352	—	9
Energy	247	—	(5)	7	—	—	(28)	24	—	245	—	(5)
Finance and insurance	234	4	17	15	—	—	(10)	77	(32)	305	4	17
Consumer—non-cyclical	59	—	3	20	—	—	—	1	(16)	67	—	2
Technology and communications	28	—	—	—	—	—	—	—	—	28	—	1
Industrial	104	—	4	—	—	—	(5)	—	(8)	95	—	3
Capital goods	161	1	1	20	—	—	(39)	34	—	178	—	1
Consumer—cyclical	147	—	3	21	—	—	(26)	32	(31)	146	—	2
Transportation	191	—	1	7	—	—	(10)	22	(102)	109	—	4
Other	140	9	(1)	6	—	—	(72)	1	—	83	—	2

Total non-U.S. corporate	1,685	14	33	109	—	—	(190)	219	(262)	1,608	4	36

Residential mortgage-backed	27	—	(1)	—	—	—	(1)	4	(15)	14	—	—
Commercial mortgage-backed	6	—	1	—	—	—	—	20	(7)	20	—	1
Other asset-backed	93	—	1	124	—	—	(16)	10	(103)	109	—	—

Total fixed maturity securities	4,152	32	60	636	(34)	—	(405)	528	(880)	4,089	7	76

Equity securities	51	—	—	6	(7)	—	—	1	—	51	—	—
Limited partnerships	16	(2)	—	3	—	—	—	—	—	17	(2)	—
Other invested assets:
Derivative assets:
Equity index options	81	4	—	59	—	—	(81)	—	—	63	5	—

Total derivative assets	81	4	—	59	—	—	(81)	—	—	63	5	—

Total other invested assets	81	4	—	59	—	—	(81)	—	—	63	5	—

Reinsurance recoverable (2)	20	4	—	—	—	2	—	—	—	26	4	—

Total Level 3 assets	$4,320	$38	$60	$704	$(41)	$2	$(486)	$529	$(880)	$4,246	$14	$76

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

2
49

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2022	2021	2020
Total realized and unrealized gains (losses) included in net income:
Net investment income	$8	$19	$32
Net investment gains (losses)	(26)	9	6

Total	$(18)	$28	$38

Total gains (losses) included in net income attributable to assets still held:
Net investment income	$8	$9	$7
Net investment gains (losses)	(13)	2	7

Total	$(5)	$11	$14

The amount presented for realized and unrealized gains (losses) included in net income for fixed maturity securities primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

25
0

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2022
:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average (1)

Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$813	Credit spreads	55 bps - 279 bps	168 bps
Energy	Internal models	45	Credit spreads	132 bps - 272 bps	197 bps
Finance and insurance	Internal models	674	Credit spreads	67 bps - 292 bps	208 bps
Consumer—non-cyclical	Internal models	82	Credit spreads	71 bps - 272 bps	152 bps
Technology and communications	Internal models	24	Credit spreads	113 bps - 181 bps	153 bps
Industrial	Internal models	22	Credit spreads	132 bps - 239 bps	161 bps
Capital goods	Internal models	34	Credit spreads	85 bps - 211 bps	159 bps
Consumer—cyclical	Internal models	113	Credit spreads	105 bps - 222 bps	154 bps
Transportation	Internal models	43	Credit spreads	49 bps - 188 bps	126 bps
Other	Internal models	111	Credit spreads	90 bps - 153 bps	102 bps

Total U.S. corporate	Internal models	$1,961	Credit spreads	49 bps - 292 bps	176 bps

Non-U.S. corporate:
Utilities	Internal models	$295	Credit spreads	82 bps - 224 bps	145 bps
Energy	Internal models	110	Credit spreads	102 bps - 239 bps	171 bps
Finance and insurance	Internal models	124	Credit spreads	136 bps - 203 bps	161 bps
Consumer—non-cyclical	Internal models	70	Credit spreads	71 bps - 163 bps	110 bps
Technology and communications	Internal models	25	Credit spreads	102 bps - 138 bps	126 bps
Industrial	Internal models	48	Credit spreads	85 bps - 197 bps	149 bps
Capital goods	Internal models	95	Credit spreads	71 bps - 272 bps	167 bps
Consumer—cyclical	Internal models	50	Credit spreads	102 bps - 197 bps	159 bps
Transportation	Internal models	20	Credit spreads	138 bps - 197 bps	150 bps
Other	Internal models	21	Credit spreads	84 bps - 158 bps	132 bps

Total non-U.S. corporate	Internal models	$858	Credit spreads	71 bps - 272 bps	150 bps

Derivative assets:
Equity index options	Discounted cash flows	$6	Equity index volatility	6% - 25%	20%

(1)	Unobservable inputs weighted by the relative fair value of the associated instrument for fixed maturity securities and by notional for derivative assets.
Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

25
1

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2022
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$223	$—	$—	$223
Fixed index annuity embedded derivatives	202	—	—	202
Indexed universal life embedded derivatives	15	—	—	15

Total policyholder account balances	440	—	—	440

Derivative liabilities:
Interest rate swaps	522	—	522	—

Total derivative liabilities	522	—	522	—

Total liabilities	$962	$—	$522	$440

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	2021
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$271	$—	$—	$271
Fixed index annuity embedded derivatives	294	—	—	294
Indexed universal life embedded derivatives	25	—	—	25

Total policyholder account balances	590	—	—	590

Derivative liabilities:
Interest rate swaps	26	—	26	—

Total derivative liabilities	26	—	26	—

Total liabilities	$616	$—	$26	$590

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

25
2

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Beginning balance as of January 1, 2022	Total realized and unrealized (gains) losses								Ending balance as of December 31, 2022	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$271	$(70)	$—	$—	$—	$22	$—	$—	$—	$223	$(66)	$—
Fixed index annuity embedded derivatives	294	(16)	—	—	—	—	(73)	—	(3)	202	(16)	—
Indexed universal life embedded derivatives	25	(27)	—	—	—	17	—	—	—	15	(27)	—

Total policyholder account balances	590	(113)	—	—	—	39	(73)	—	(3)	440	(109)	—

Total Level 3 liabilities	$590	$(113)	$—	$—	$—	$39	$(73)	$—	$(3)	$440	$(109)	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of January 1, 2021	Total realized and unrealized (gains) losses								Ending balance as of December 31, 2021	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$379	$(133)	$—	$—	$—	$25	$—	$—	$—	$271	$(127)	$—
Fixed index annuity embedded derivatives	399	32	—	—	—	—	(136)	—	(1)	294	32	—
Indexed universal life embedded derivatives	26	(24)	—	—	—	23	—	—	—	25	(24)	—

Total policyholder account balances	804	(125)	—	—	—	48	(136)	—	(1)	590	(119)	—

Total Level 3 liabilities	$804	$(125)	$—	$—	$—	$48	$(136)	$—	$(1)	$590	$(119)	$—

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

25
3

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

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
The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2022	2021	2020
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—	$—
Net investment (gains) losses	(113)	(125)	66

Total	$(113)	$(125)	$66

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—	$—
Net investment (gains) losses	(109)	(119)	72

Total	$(109)	$(119)	$72

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

25
4

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

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

3 as of December 31, 2022:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average (1)

Policyholder account balances:
			Withdrawal utilization rate	61% - 89%	77%
			Lapse rate	2% - 9%	2%
			Non-performance risk (credit spreads)	40 bps - 83bps	69	bps
GMWB e mbedded derivatives (2)	Stochastic cash flow model	$223	Equity index volatility	21% - 31%	25%
Fixed index annuity embedded derivatives	Option budget method	$202	Expected future interest credited	— % - 3%	1%
Indexed universal life embedded derivatives	Option budget method	$15	Expected future interest credited	2% - 14%	5%

(1)	Unobservable inputs weighted by the policyholder account balances associated with the instrument.
(2)
Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance. The unobservable inputs associated with GMWB embedded derivatives are not interrelated and therefore, a directional change in one input will not affect the other inputs.

Assets and Liabilities Not Required to Be Carried at Fair Value
Assets and liabilities that are reflected in the accompanying consolidated financial statements at fair value are not included in the following disclosure of fair value. Such items include cash, cash equivalents, short-term investments, investment securities, separate accounts and derivative instruments. Apart from certain of our borrowings and certain marketable securities, few of the instruments are actively traded and their fair values must often be determined using models. The fair value estimates are made at a specific point in time, based upon available market information and judgments about the financial instruments, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets.

25
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of December 31:

	2022
	Notional	Carrying	Fair value
(Amounts in millions)	amount	amount	Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net	(1)	$7,010	$6,345	$—	$—	$6,345
Bank loan investments	(1)	467	474	—	—	474
Liabilities:
Long-term borrowings (2)	(1)	1,611	1,346	—	1,346	—
Investment contracts	(1)	7,409	7,169	—	—	7,169
Other firm commitments:
Commitments to fund bank loan investments	$70	—	—	—	—	—
Ordinary course of business lending commitments	24	—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 12 for additional information related to borrowings.

	2021
	Notional	Carrying	Fair value
(Amounts in millions)	amount	amount	Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net	(1)	$6,830	$7,224	$—	$—	$7,224
Bank loan investments	(1)	363	370	—	—	370
Liabilities:
Long-term borrowings (2)	(1)	1,899	1,767	—	1,767	—
Investment contracts	(1)	8,657	9,352	—	—	9,352
Other firm commitments:
Commitments to fund bank loan investments	$141	—	—	—	—	—
Ordinary course of business lending commitments	125	—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 12 for additional information related to borrowings.
As of December 31, 2022 and 2021, we also had $26

million and $4

million,
respectively, of real estate owned assets included in other invested assets in our consolidated balance sheets, which are initially recorded at fair value less estimated selling costs (the carrying value) and are subsequently valued at the lower of the carrying value or current fair value less estimated selling costs. As of December 31, 2022, these properties were adjusted to fair value less estimated selling costs, which was less than the carrying value, and as of December 31, 2021, these properties were recorded at carrying value. These amounts represented the fair value as of December 31, 2022 and 2021. The fair value of the real estate owned assets is classified as Level 2.
25
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

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
The following table presents the carrying value of limited partnerships and commitments to fund as of December 31:

	2022		2021
	Carrying	Commitments	Carrying	Commitments
(Amounts in millions)	value	to fund	value	to fund

Limited partnerships accounted for at NAV:
Private equity funds (1)	$1,647	$1,107	$1,312	$950
Real estate funds (2)	82	79	67	101
Infrastructure funds (3)	63	29	57	13

Total limited partnerships accounted for at NAV	1,792	1,215	1,436	1,064

Limited partnerships accounted for at fair value	24	1	26	1
Limited partnerships accounted for under the equity method of accounting	515	149	437	120
Low-income housing tax credits (4)	—	—	1	—

Total	$2,331	$1,365	$1,900	$1,185

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

(17) Insurance Subsidiary Financial Information and Regulatory Matters
Dividends
Our insurance subsidiaries are subject to oversight by applicable insurance laws and regulations as to the amount of dividends they may pay to their parent in any year, the purpose of which is to protect affected insurance policyholders or contractholders, not stockholders. In general, dividends and distributions are required to be submitted to an insurer’s domiciliary department of insurance for review, and the payment of any dividend or distribution from a source other than unassigned surplus requires prior written regulatory approval. Enact

25
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

Holdings’ ability to pay dividends is limited in part by such regulatory restrictions on its insurance subsidiaries. Based on estimated statutory results as of December 31, 2022, in accordance with applicable dividend restrictions, Enact Holdings’ mortgage insurance subsidiaries could pay dividends of approximately $
292 million in 2023 from unassigned surplus without affirmative regulatory approval, although notice of the intent to pay must be provided to the state insurance commissioner 30 days in advance thereof, during which time the commissioner may review the dividend pursuant to statutory standards. Even though the approximately $292 million is considered unrestricted, Enact Holdings may not pay dividends at this level in 2023 for a variety of reasons, including the need to preserve capital for regulatory purposes, future growth and capital requirements. Although the financial results of our principal

U.S. life insurance subsidiaries have improved, they had negative unassigned surplus of $849

m
illion under statutory accounting as of December 31, 2022 and as a result, could not pay dividends to us in
2023 or the foreseeable future if they need to meet capital requirements and desired thresholds.
As of December 31, 2022, Genworth Financial’s and Genworth Holdings’ consolidated subsidiaries had restricted net assets of

$9.7

billion and $10.0

billion,
respectively.
Enact
Holdings paid dividends during 2022, 2021 and 2020 of $251 million, $200 million and $437 million, respectively. Dividends paid by Enact Holdings in 2022 and 2021 included cash dividends to Genworth Holdings of $205 million and $163 million, respectively, and proportionate dividend distributions to minority shareholders of $46 million and $37

million, respectively. Dividends of $437

million paid to Genworth Holdings in 2020 were from net proceeds received from the issuance of Enact Holdings’ senior notes due in 2025. Future dividends paid by Enact Holdings are subject to quarterly review and approval by its board of directors and Genworth Financial, and also will be dependent on a variety of economic, market and business conditions. Our principal U.S. life insurance subsidiaries did not pay any dividends in 2022, 2021 or 2020.
In the first quarter of 2021, our international subsidiaries paid a dividend of $370 million to Genworth Holdings from the net proceeds of the Genworth
Mortgage Insurance
Australia
Limited (“Genworth Australia”)
sale.
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
Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by individual state insurance authorities. Our U.S. domiciled insurance subsidiaries have no material permitted accounting practices, except for River Lake Insurance Company VI (“River Lake VI”), River Lake Insurance Company VII (“River Lake VII”), River Lake Insurance Company VIII (“River Lake VIII”) and River Lake Insurance Company X (“River Lake X”), collectively, the “SPFCs.” The permitted practices of the SPFCs were an essential element of their design and were expressly included in their plans of operation and in the licensing orders issued by their domiciliary state regulators and without those permitted accounting practices, these entities could be subject to regulatory action. Accordingly, we believe that the permitted accounting practices will remain in effect for so long as we maintain the SPFCs. The material permitted accounting practices for the SPFCs were as follows:

•
In 2022 and 2021, River Lake VI had a permitted accounting practice from the State of Delaware to carry its excess of loss reinsurance agreement with The Canada Life Assurance Company for its universal life insurance business assumed from Genworth Life and Annuity Insurance Company (“GLAIC”) as an admitted asset. Effective December 1, 2021, River Lake VI was granted a permitted

2
58

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

accounting practice from the State of Delaware to carry its excess of loss reinsurance agreement with The Canada Life Assurance Company for its term life insurance business assumed from GLAIC as an admitted asset.

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

The impact
of these permitted accounting practices of the SPFCs on our combined U.S. domiciled life insurance subsidiaries’ statutory capital and surplus was zero as of December 31, 2022 and 2021. If these permitted accounting practices had not been used, no regulatory event would have been triggered.
For regulatory
 purposes, our U.S. mortgage insurers are required to establish a special statutory contingency reserve. Annual additions to the statutory contingency reserve must be at least 50% of net earned premiums, as defined by state insurance laws and regulations. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) 10 years. However, approval by the North Carolina Department of Insurance (“NCDOI”) is required for contingency reserve releases when loss ratios exceed 35%. The statutory contingency reserve for our U.S. mortgage insurers was approximately $3.6 billion and $3.0 billion, respectively, as of December 31, 2022 and 2021 and is included in the table below containing combined statutory capital and surplus balances.
The tables below include the combined statutory net income and statutory capital and surplus for our U.S. domiciled insurance subsidiaries for the periods indicated:

	Years ended December 31,
(Amounts in millions)	2022	2021	2020
Combined statutory net income (loss):
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$276	$654	$197
Mortgage insurance subsidiaries	747	593	404

Combined statutory net income, excluding captive reinsurance subsidiaries	1,023	1,247	601
Captive life insurance subsidiaries	253	(1,351)	9

Combined statutory net income (loss)	$1,276	$(104)	$610

	As of December 31,
(Amounts in millions)	2022	2021
Combined statutory capital and surplus:
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$3,082	$2,945
Mortgage insurance subsidiaries	4,687	4,439

Combined statutory capital and surplus	$7,769	$7,384

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The

statutory net income (loss) from our captive life reinsurance subsidiaries relates to the reinsurance of term and universal life insurance statutory reserves assumed from our U.S. domiciled life insurance companies. These reserves are, in turn, secured by excess of loss reinsurance treaties with third parties. Additionally, the life insurance subsidiaries’ combined statutory net income (loss) and distributable income are not affected by the statutory net income (loss) of the captives, except to the extent dividends are received from the captives. The combined statutory capital and surplus of our life insurance subsidiaries does not include the capital and surplus of our captive life reinsurance subsidiaries of $
96 million and $98
 million as of December
31
,
2022
and
2021
, respectively.
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
Effective July 1, 2021, GLAIC recaptured all of the term and universal life insurance business previously ceded to Jamestown Assignment Company, Inc. (“Jamestown”), its wholly-owned subsidiary. Additionally, Jamestown novated all of its remaining ceded reinsurance agreements to GLAIC. During 2021, Jamestown returned $104 million of capital to GLAIC. There was no remaining reinsurance (assumed or ceded) in Jamestown as of December 31, 2021. Effective October 14, 2021, Jamestown also withdrew its insurance company license.
Capital Requirements of U.S. Life Insurers
The NAIC has adopted RBC requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate and equity market risk; and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible undercapitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor the RBC level of each of our life insurance subsidiaries. As of December 31, 2022 and 2021, each of our life insurance subsidiaries exceeded the minimum required RBC levels in their respective domiciliary state. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 291% and 289% as of December 31, 2022 and 2021, respectively.
In
2022,

we
 released
 $199 million

of statutory reserves resulting from updates to our universal and term universal life insurance products with secondary guarantees as part of Actuarial Guideline 38 8D (“AG 38 8D”) in our Virginia and Delaware licensed life insurance subsidiaries.

In 2021 and 2020, we established $231 million and $232 million, respectively, of additional AG 38 8D
statutory reserves.
As a part of our cash flow testing process for our U.S. life insurance subsidiaries, we consider incremental benefits from expected future in-force rate actions in our long-term care insurance products that would help mitigate the impact of deteriorating experience. The New York State Department of Financial Services (“NYDFS”), which regulates Genworth Life Insurance Company of New York (“GLICNY”), generally does not permit in-force rate increases for long-term care insurance to be used in asset adequacy analysis until such increases have been approved. However, the NYDFS has allowed GLICNY to incorporate recently filed in-force rate actions in its asset adequacy analysis prior to approval in the past. Moreover, the NYDFS has consistently granted approval for GLICNY to spread asset adequacy analysis reserve deficiencies related to its long-term care

26
0

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

insurance
business over future years. The NYDFS also requires specific adequacy testing scenarios that are generally more severe than those deemed acceptable in other states. Moreover, the required testing scenarios by the NYDFS have a disproportionate impact on our long-term care insurance products. In addition, we historically used nationwide experience for setting assumptions in our long-term care insurance products in cash flow testing for all of our legal entities, including GLICNY.
We have been monitoring emerging experience with our GLICNY policyholders, as their experience has been
adverse as compared to our nationwide experience. With the benefit of additional data and analysis, and based on discussions with the NYDFS, we began
using assumptions that reflect GLICNY specific experience in GLICNY’s asset adequacy analysis in
2020
. After discussions with the NYDFS and through the exercise of professional actuarial judgment, GLICNY also incorporated in its 2022 and 2021 asset adequacy analysis, assumptions for future in-force rate actions for long-term care insurance products to offset the emerging adverse experience for these products. With these assumption updates, GLICNY’s 2022 and 2021 asset adequacy analysis produced a negative margin. To address the
negative margin, GLICNY recorded an incremental

$98

million and $
68
million of additional statutory reserves in 2022 and 2021, respectively. As a result of the 2022 and 2021 activity, the aggregate amount of statutory reserves established by GLICNY for asset adequacy deficits increased to
$705 million ($670
million related to long-term care insurance and

$35
million related to variable annuities) and
 $607 million ($572 million related to long-term care insurance and $35 million related to variable annuities) as of December 31, 2022 and 2021, respectively.
Capital Requirements of U.S. Mortgage Insurers
Mortgage insurers are not subject to the NAIC’s RBC requirements but certain states and other regulators impose another form of capital requirement on mortgage insurers requiring maintenance of a risk-to-capital ratio not to exceed
25
:1. Fifteen other states maintain similar risk-to-capital requirements. As of December 31, 2022 and 2021, the risk-to-capital ratio of Enact Holdings’ combined insurance subsidiaries was approximately
12.8
:1 and
12.2
:1, respectively, under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, Enact Holdings’ insurance subsidiaries’ domestic insurance regulator. Each of Enact Holdings’ insurance subsidiaries met its respective capital requirements as of December 31, 2022 and 2021.
Private mortgage insurers must meet the operational and financial requirements under PMIERs as set forth by the GSEs in order to remain eligible to insure loans that are purchased by the GSEs. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report evidencing its compliance with PMIERs.
Since 2020, the GSEs have issued several amendments to PMIERs, which implemented both permanent and temporary revisions to PMIERs. Many of the provisions are no longer applicable, but for loans that became non-performing
due to a COVID-19 hardship, PMIERs was temporarily amended with respect to each non-performing loan that (i) had an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 or (ii) is subject to a forbearance plan granted in response to a financial hardship related to
COVID-19,
the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. The risk-based
required asset amount factor for the non-performing loan is the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier was applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing loan due to having missed two monthly payments. Loans subject to a forbearance plan described in

26
1

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

(ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period. The PMIERs amendment dated June 30, 2021 further allows loans that enter a forbearance plan due to COVID-19 hardship on or after April 1, 2021 to remain eligible for extended application of the reduced PMIERs capital factor for as long as the loan remains in forbearance. In addition, the PMIERs amendments made permanent revisions to the risk-based required asset amount factor for non-performing loans for properties located in future Federal Emergency Management Agency Declared Major Disaster Areas eligible for individual assistance.
In
September 2020, subsequent to the issuance of Enact Holdings’ senior notes due in 2025, the GSEs imposed certain restrictions (the “GSE Restrictions”) with respect to capital on Enact. In May 2021, in connection with their conditional approval of the then potential partial sale of Enact Holdings, the GSEs confirmed the GSE Restrictions will remain in effect until the following collective conditions (“GSE Conditions”) are met for two consecutive quarters: (a) EMICO obtains “BBB+”/“Baa1” (or higher) rating from Standard & Poor’s Financial Services, LLC, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. and (b) Genworth achieves certain financial metrics. EMICO maintained the requisite ratings for two consecutive quarters prior to the end of 2022. Given Genworth’s strengthened financial position, Genworth’s financial metrics were met in the third and fourth quarters of 2022, marking two consecutive quarters of achieving the financial metrics. Therefore, we believe the GSE Conditions have been fully satisfied and expect the GSE Restrictions to be lifted in early 2023, subject to
GSE review and confirmation.
Prior to the satisfaction of the GSE Conditions, the GSE Restrictions require:

•	EMICO to maintain 120% of PMIERs minimum required assets through 2022 (which it maintained) and 125% thereafter;

•
Enact Holdings to retain $300 million of its holding company cash that can be drawn down exclusively for its debt service or to contribute to EMICO to meet its regulatory capital needs including PMIERs; and

•	written approval must be received from the GSEs prior to any additional debt issuance by either EMICO or Enact Holdings.
Until the GSE Conditions imposed in connection with the GSE Restrictions are met, Enact Holdings’ liquidity must not fall below 13.5
% of its outstanding debt. As of December 31, 2022, after taking into account debt service to date, Enact Holdings must maintain holding company liquidity of approximately $
203
 million. Enact Holdings had $453 million of cash, cash equivalents and invested assets as of December 31, 2022.
Enact has met all PMIERs reporting requirements as required by the GSEs. As of December 31, 2022 and 2021, Enact had estimated available assets of $
5,206 million and $5,077 million, respectively, against $3,156 million and $3,074 million, respectively, net required assets under PMIERs. The sufficiency ratio as of
December 31, 2022 and 2021 was
165
% for both periods, or $
2,050
 million and $
2,003
 million, respectively, above the published PMIERs requirements. PMIERs sufficiency is based on the published requirements applicable to private mortgage insurers and does not give effect to the GSE Restrictions imposed on Enact. Enact’s PMIERs required assets as of December 31, 2022 and 2021 benefited from the application of a
0.30

multiplier applied to the risk-based required asset amount factor for certain non-performing loans. The application of the
0.30 multiplier to all eligible delinquencies provided $
132
 million and $
390
 million of benefit to Enact’s December 31, 2022 and 2021 PMIERs required assets, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

Securities on deposit
Certain of our insurance subsidiaries have securities on deposit with various state or foreign government insurance departments in order to comply with relevant insurance regulations. See note 4(d) for additional in
formation related to these deposits. Additionally, under the terms of certain reinsurance agreements that our life insurance subsidiaries have with external parties, we pledged assets in either separate portfolios or in trust for the benefit of external reinsurers. These assets support the reserves ceded to those external reinsurers. See note 8 for additional information related to these pledged assets under reinsurance agreements. Certain of our U.S. life insurance subsidiaries are also members of regional FHLBs and the FHLBs have been granted a lien on certain of our invested assets to collateralize our obligations. See note 9 for additional information related to these pledged assets with the FHLBs.
Guarantees of obligations
In addition to the commitments discussed in note 20, Genworth Financial and certain of its holding companies provide guarantees to third parties for the performance of certain obligations of their subsidiaries. We estimate that our potential obligations under such guarantees were $69 million and $10 million as of December 31, 2022 and 2021, respectively.
 The potential obligations as of December 31, 2022 include amounts associated with leasing agreements related to our new headquarters office.
Genworth Holdings has provided a limited guarantee of up to $175 million, subject to adjustments, to one of its insurance subsidiaries to support its mortgage insurance business in Mexico. In January 2022, Genworth Holdings terminated this limited guarantee in regard to new business. We believe this insurance subsidiary has adequate reserves to cover its underlying obligations.
Genworth Holdings also provided an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our European mortgage insurance subsidiary prior to its sale in May 2016. Following the sale of this United Kingdom subsidiary to AmTrust Financial Services, Inc., the guarantee was limited to the payment of valid claims on policies in-force
prior to the sale date and those written approximately 90 days subsequent to the date of the sale, and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. As of December 31, 2022, the risk in-force of active policies was approximately $950 mi
llion.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

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
21
%.
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

2
6
4

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

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
During 2022, we paid a
pre-tax
make-whole premium of $2 million and wrote off $1 million of bond consent fees and deferred borrowing costs related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in February 2024. Prior to the redemption, we repurchased $130 million principal amount of Genworth Holdings’ senior notes due in February 2024 for a pre-tax
loss of $4 million. We also repurchased $13 million principal amount of Genworth Holdings’ senior notes due in 2034 for a pre-tax
gain of $1 million during the fourth quarter of 2022. During 2021, we paid a pre-tax
make-whole premium of $6 million and $20 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in September 2021 and August 2023, respectively. We also repurchased $146 million principal amount of Genworth Holdings’ senior notes due in September 2021 for a pre-tax
loss of $4 million and repurchased $91 million and $118 million principal amount of Genworth Holdings’ senior notes due in 2023 and 2024, respectively, for a pre-tax
loss of $15 million. During 2020, we repurchased $84 million principal amount of Genworth Holdings’ senior notes with 2021 maturity dates for a pre-tax
gain of $4 million. In January 2020, we paid a
pre-tax
make-whole expense of $9 million related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in June 2020 and Rivermont
Life Insurance Company

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
In 2021, we recorded a
pre-tax
loss of $92 million as a result of ceding certain term life insurance policies as part of a life block transaction.
In 2022, 2021 and 2020, we recorded a
pre-tax
expense of $2 million, $34 million and $3 million, respectively, related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses.
During 2022, we incurred $8 million of
pre-tax
pension plan termination costs related to one of our defined benefit pension plans. There were no other infrequent or unusual items excluded from adjusted operating income during the periods presented.

2
6
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The following is a summary of our segments and Corporate and Other activities as of and for the years ended December 31:

		U.S. Life		Corporate
2022	Enact	Insurance	Runoff	and Other	Total
(Amounts in millions)

Premiums	$940	$2,773	$—	$6	$3,719
Net investment income	155	2,769	214	8	3,146
Net investment gains (losses)	(2)	16	(16)	(15)	(17)
Policy fees and other income	2	543	114	—	659

Total revenues	1,095	6,101	312	(1)	7,507

Benefits and other changes in policy reserves	(94)	4,301	35	—	4,242
Interest credited	—	322	181	—	503
Acquisition and operating expenses, net of deferrals	227	1,078	42	24	1,371
Amortization of deferred acquisition costs and intangibles	12	272	23	—	307
Interest expense	52	—	—	54	106

Total benefits and expenses	197	5,973	281	78	6,529

Income (loss) from continuing operations before income taxes	898	128	31	(79)	978
Provision (benefit) for income taxes	194	55	5	(15)	239

Income (loss) from continuing operations	704	73	26	(64)	739
Income from discontinued operations, net of taxes	—	—	—	—	—

Net income (loss)	704	73	26	(64)	739
Less: net income from continuing operations attributable to noncontrolling interests	130	—	—	—	130
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$574	$73	$26	$(64)	$609

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$574	$73	$26	$(64)	$609
Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	—	—	—	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$574	$73	$26	$(64)	$609

Total assets	$5,712	$70,977	$7,888	$1,865	$86,442

2
6
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

		U.S. Life		Corporate
2021	Enact	Insurance	Runoff	and Other	Total
(Amounts in millions)

Premiums	$975	$2,454	$—	$6	$3,435
Net investment income	141	3,029	194	6	3,370
Net investment gains (losses)	(2)	329	3	(7)	323
Policy fees and other income	4	565	134	1	704

Total revenues	1,118	6,377	331	6	7,832

Benefits and other changes in policy reserves	125	4,230	27	1	4,383
Interest credited	—	346	162	—	508
Acquisition and operating expenses, net of deferrals	230	865	53	75	1,223
Amortization of deferred acquisition costs and intangibles	15	340	20	2	377
Interest expense	51	—	—	109	160

Total benefits and expenses	421	5,781	262	187	6,651

Income (loss) from continuing operations before income taxes	697	596	69	(181)	1,181
Provision (benefit) for income taxes	148	155	13	(53)	263

Income (loss) from continuing operations	549	441	56	(128)	918
Income from discontinued operations, net of taxes	—	—	—	27	27

Net income (loss)	549	441	56	(101)	945
Less: net income from continuing operations attributable to noncontrolling interests	33	—	—	—	33
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	8	8

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$516	$441	$56	$(109)	$904

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$516	$441	$56	$(128)	$885
Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	—	—	19	19

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$516	$441	$56	$(109)	$904

Total assets	$5,850	$81,210	$9,460	$2,651	$99,171

2
6
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

		U.S. Life		Corporate
2020	Enact	Insurance	Runoff	and Other	Total
(Amounts in millions)

Premiums	$971	$2,858	$—	$7	$3,836
Net investment income	133	2,878	210	6	3,227
Net investment gains (losses)	(4)	517	(26)	5	492
Policy fees and other income	6	595	130	(2)	729

Total revenues	1,106	6,848	314	16	8,284

Benefits and other changes in policy reserves	381	4,781	48	4	5,214
Interest credited	—	383	166	—	549
Acquisition and operating expenses, net of deferrals	206	620	48	61	935
Amortization of deferred acquisition costs and intangibles	21	418	23	1	463
Interest expense	18	5	—	172	195

Total benefits and expenses	626	6,207	285	238	7,356

Income (loss) from continuing operations before income taxes	480	641	29	(222)	928
Provision (benefit) for income taxes	102	163	4	(39)	230

Income (loss) from continuing operations	378	478	25	(183)	698
Loss from discontinued operations, net of taxes	—	—	—	(486)	(486)

Net income (loss)	378	478	25	(669)	212
Less: net income from continuing operations attributable to noncontrolling interests	—	—	—	—	—
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	34	34

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$378	$478	$25	$(703)	$178

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$378	$478	$25	$(183)	$698
Loss from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	—	—	(520)	(520)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$378	$478	$25	$(703)	$178

2
68

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

(b) Revenues of Major Product Groups
The following is a summary of revenues of major product groups for our segments and Corporate and Other activities for the years ended December 31:

(Amounts in millions)	2022	2021	2020
Revenues:
Enact segment	$1,095	$1,118	$1,106
U.S. Life Insurance segment:
Long-term care insurance	4,459	4,875	4,960
Life insurance	1,253	996	1,357
Fixed annuities	389	506	531

U.S. Life Insurance segment	6,101	6,377	6,848

Runoff segment	312	331	314
Corporate and Other activities	(1)	6	16

Total revenues	$7,507	$7,832	$8,284

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

(Amounts in millions)	2022	2021	2020

Net income available to Genworth Financial, Inc.’s common stockholders	$609	$904	$178
Add: net income from continuing operations attributable to noncontrolling interests	130	33	—
Add: net income from discontinued operations attributable to noncontrolling interests	—	8	34

Net income	739	945	212
Less: income (loss) from discontinued operations, net of taxes	—	27	(486)

Income from continuing operations	739	918	698
Less: net income from continuing operations attributable to noncontrolling interests	130	33	—

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	609	885	698
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	14	(324)	(503)
Losses on early extinguishment of debt	6	45	9
Initial loss from life block transaction	—	92	—
Expenses related to restructuring	2	34	3
Pension plan termination costs	8	—	—
Taxes on adjustments	(6)	33	103

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$633	$765	$310

(1)
For the years ended December 31, 2022, 2021 and 2020, net investment (gains) losses were adjusted
f
or DAC and other intangible amortization and certain benefit reserves of $
(3) million, $(1) million and $
(11) million, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

(Amounts in millions)	2022	2021	2020
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$578	$520	$381
U.S. Life Insurance segment:
Long-term care insurance	142	445	237
Life insurance	(148)	(269)	(247)
Fixed annuities	72	91	78

U.S. Life Insurance segment	66	267	68

Runoff segment	37	54	43
Corporate and Other activities	(48)	(76)	(182)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$633	$765	$310

(d) Geographic Segment Information
The following is a summary of geographic region activity as of and for the years ended December 31:

2022
(Amounts in millions)	United States	International (1)	Total

Total revenues	$7,499	$8	$7,507

Income (loss) from continuing operations	$739	$—	$739

Net income (loss)	$739	$—	$739

Total assets	$86,400	$42	$86,442

2021
(Amounts in millions)	United States	International (1)	Total

Total revenues	$7,825	$7	$7,832

Income (loss) from continuing operations	$921	$(3)	$918

Net income (loss)	$948	$(3)	$945

Total assets	$99,117	$54	$99,171

2020
(Amounts in millions)	United States	International (1)	Total
Total revenues	$8,275	$9	$8,284

Income (loss) from continuing operations	$700	$(2)	$698

Net income	$214	$(2)	$212

(1)	Predominantly comprised of operations in Mexico.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

(19) Quarterly Results of Operations (unaudited)
Our unaudited quarterly results of operations for the year ended December 31, 2022 are summarized in the table below.

	Three months ended
	March 31,	June 30,	September 30,	December 31,
(Amounts in millions, except per share amounts)	2022	2022	2022	2022

Total revenues	$1,892	$1,881	$1,839	$1,895

Total benefits and expenses (1), (2)	$1,653	$1,588	$1,653	$1,635

Income from continuing operations (1), (2)	$181	$220	$134	$204

Income (loss) from discontinued operations, net of taxes	$(2)	$(1)	$5	$(2)

Net income (1), (2)	$179	$219	$139	$202

Net income from continuing operations attributable to noncontrolling interests	$30	$38	$35	$27

Net income from discontinued operations attributable to noncontrolling interests	$—	$—	$—	$—

Net income available to Genworth Financial, Inc.’s common stockholders (1), (2)	$149	$181	$104	$175

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$151	$182	$99	$177
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(2)	(1)	5	(2)

Net income available to Genworth Financial, Inc.’s common stockholders	$149	$181	$104	$175

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.30	$0.36	0.20	$0.36

Diluted	$0.29	$0.36	$0.19	$0.35

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.29	$0.36	$0.21	$0.35

Diluted	$0.29	$0.35	$0.20	$0.35

Weighted-average common shares outstanding:
Basic	508.3	509.0	504.0	496.7
Diluted	517.4	514.2	509.4	503.2

(1)
In the fourth quarter of 2022, our Enact segment recorded a pre-tax net favorable reserve adjustment of
$
42

million primarily related to COVID-19 delinquencies in 2020 and 2021 curing at levels above original reserve expectations.

(2)
In the fourth quarter of 2022, our life insurance business completed its annual review of assumptions for its universal and term universal life insurance products and recorded a pre-tax favorable unlocking of
$
43

million mostly attributable to higher interest rates.

27
1

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

Our unaudited quarterly results of operations for the year ended December 31, 2021 are summarized in the table below.

	Three months ended
	March 31,	June 30,	September 30,	December 31,
(Amounts in millions, except per share amounts)	2021	2021	2021	2021
Total revenues (1)	$1,985	$2,041	$2,070	$1,736

Total benefits and expenses (2)	$1,752	$1,721	$1,697	$1,481

Income from continuing operations (1), (2), (3)	$174	$245	$306	$193

Income (loss) from discontinued operations, net of taxes	$21	$(5)	$12	$(1)

Net income (1), (2), (3)	$195	$240	$318	$192

Net income from continuing operations attributable to noncontrolling interests (4)	$—	$—	$4	$29

Net income from discontinued operations attributable to noncontrolling interests	$8	$—	$—	$—

Net income available to Genworth Financial, Inc.’s common stockholders (4)	$187	$240	$314	$163

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$174	$245	$302	$164
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	13	(5)	12	(1)

Net income available to Genworth Financial, Inc.’s common stockholders	$187	$240	$314	$163

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.35	$0.48	$0.59	$0.32

Diluted	$0.34	$0.47	$0.59	$0.32

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.37	$0.47	$0.62	$0.32

Diluted	$0.37	$0.47	$0.61	$0.32

Weighted-average common shares outstanding:
Basic	506.0	507.0	507.4	507.4
Diluted	513.8	515.0	514.2	515.6

27
2

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

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
Years Ended December 31, 2022, 2021 and 2020

In October 2016, Genworth Financial, certain members of its executive management team, including its former and present chief executive officer, and current and former members of its board of directors were named as defendants in a shareholder derivative suit filed by Esther Chopp in the Court of Chancery of the State of Delaware. The case is captioned
Chopp v. McInerney, et al
. The complaint alleges that Genworth’s board of directors wrongfully refused plaintiff’s demand to commence litigation on behalf of Genworth and asserts claims for breaches of fiduciary duties, waste, contribution and indemnification, and unjust enrichment concerning Genworth’s long-term care insurance reserves and concerning Genworth’s former Australian mortgage insurance business, including our plans for an IPO of the business, and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the Court may deem proper. We filed a motion to dismiss on November 14, 2016. The action was stayed pending the outcome of the proposed China Oceanwide transaction. On April 6, 2021, Genworth Financial terminated the proposed China Oceanwide transaction, thereby lifting the stay. On July 22, 2022, a stipulation dismissing the case without prejudice was filed with the Court and on July 25, 2022, the Court granted the dismissal.
In September 2018, GLAIC, our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
TVPX ARX INC., as Securities Intermediary for Consolidated Wealth Management, LTD. on behalf of itself and all others similarly situated v. Genworth Life and Annuity Insurance Company
. Plaintiff alleges unlawful and excessive cost of insurance charges were imposed on policyholders. The complaint asserts claims for breach of contract, alleging that Genworth improperly considered non-mortality
factors when calculating cost of insurance rates and failed to decrease cost of insurance charges in light of improved expectations of future mortality, and seeks unspecified compensatory damages, costs, and equitable relief. On October 29, 2018, we filed a motion to enjoin the case in the Middle District of Georgia, and a motion to dismiss and motion to stay in the Eastern District of Virginia. We moved to enjoin the prosecution of the Eastern District of Virginia action on the basis that it involves claims released in a prior nationwide class action settlement (the “McBride settlement”) that was approved by the Middle District of Georgia. Plaintiff filed an amended complaint on November 13, 2018. On December 6, 2018, we moved the Middle District of Georgia for leave to file our counterclaim, which alleges that plaintiff breached the covenant not to sue contained in the prior settlement agreement by filing its current action. On March 15, 2019, the Middle District of Georgia granted our motion to enjoin and denied our motion for leave to file our counterclaim. As such, plaintiff is enjoined from pursuing its class action in the Eastern District of Virginia. On March 29, 2019, plaintiff filed a notice of appeal in the Middle District of Georgia, notifying the Court of its appeal to the United States Court of Appeals for the Eleventh Circuit from the order granting our motion to enjoin. On March 29, 2019, we filed our notice of cross-appeal in the Middle District of Georgia, notifying the Court of our cross-appeal to the Eleventh Circuit from the portion of the order denying our motion for leave to file our counterclaim. On April 8, 2019, the Eastern District of Virginia dismissed the case without prejudice, with leave for plaintiff to refile an amended complaint only if a final appellate Court decision vacates the injunction and reverses the Middle District of Georgia’s opinion. On May 21, 2019, plaintiff filed its appeal and memorandum in support in the Eleventh Circuit. We filed our response to plaintiff’s appeal memorandum on July 3, 2019. The Eleventh Circuit Court of Appeals heard oral argument on plaintiff’s appeal and our cross-appeal on April 21, 2020. On May 26, 2020, the Eleventh Circuit Court of Appeals vacated the Middle District of Georgia’s order enjoining Plaintiff’s class action and remanded the case back to the Middle District of Georgia for further factual development as to whether Genworth has altered how it calculates or charges cost of insurance since the McBride settlement. The Eleventh Circuit Court of Appeals did not reach a decision on Genworth’s counterclaim. On June 30, 2021, we filed in the Middle District of Georgia our renewed motion to enforce the class action settlement and release, and renewed our motion for leave to file a counterclaim. The briefing on both motions concluded in October 2021. On March 24, 2022, the Court denied our motions. On April 11, 2022, we filed an appeal of the Court’s denial to the United States Court of Appeals

27
4

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

for the Eleventh Circuit. On June 22, 2022, we filed our opening brief in support of the appeal. Plaintiff filed its respondent’s brief on September 20, 2022, and we filed our reply brief on November 10, 2022. We intend to continue to vigorously defend this action.
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

27
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

On July 17, 2020, the Brighton Trustees and Daubenmier plaintiffs filed a consolidated complaint, alleging that GLAIC subjected policyholders to unlawful and excessive increases to cost of insurance charges. The consolidated complaint asserts claims for breach of contract and injunctive relief, and seeks damages in excess of $5 million. The parties participated in a mediation on November 18, 2021. On March 25, 2022, the parties reached an agreement in principle to settle the action for $25 million, subject to Court approval. The Court gave final approval to the settlement on October 17, 2022. We accrued $25 million for this litigation as of March 31, 2022. In the second quarter of 2022, we paid the accrued balance in full, and accordingly, have no remaining amounts outstanding related to the settlement.
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
2022, the Court issued its final approval of the settlement, which became final on July 29, 2022, when the appeals period expired and no appeal was filed. We began implementation of this settlement on August 1, 2022, which did not have a material impact on our results of operations during 2022. Because the election mailings occur based on the policyholder’s policy anniversary date, the majority of the impacts are expected to be realized in 2023. We expect an overall net favorable impact to our long-term care insurance business from the settlement of this case.

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
 On February 10, 2023, the parties reached an agreement in principle to settle the action for an immaterial amount. If the settlement is not finalized, we intend to continue to vigorously defend this action.

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

On May 2, 2022, the Court

27
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

preliminarily approved the settlement. The final approval hearing commenced on November 17, 2022 and the Court entered judgment finally approving the settlement on February 15, 2023. The judgment will become final 30 days after its entry, or upon the final resolution of any timely appeal. We expect an overall net favorable impact to our long-term care insurance business from the settlement of this case.
On August 1, 2022, a putative class action was filed in the United States District Court for the Eastern District of Virginia by two former Genworth employees against Genworth Financial, its Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Retirement and Savings Plan (“Savings Plan”). Plaintiffs purport to act on behalf of the Savings Plan and all similarly simulated participants and beneficiaries of the Savings Plan. The complaint asserts that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 by imprudently offering and inadequately monitoring a suite of BlackRock Target Date Funds as a retirement investment option for Genworth employees. Plaintiffs seek declaratory and injunctive relief, monetary damages, and attorney’s fees. By stipulation entered September 6, 2022, the complaint was dismissed, without prejudice, against the Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Savings Plan. On October 17, 2022, we moved to dismiss the complaint against the sole remaining defendant, Genworth Financial. Plaintiffs filed opposition papers on November 10, 2022, and we filed our reply papers on November 16, 2022. By order dated January 20, 2023, the Court granted plaintiffs’ motion to serve an amended complaint, and as a result, our initial motion to dismiss is now moot. On January 20, 2023, plaintiffs filed an amended complaint and on February 2, 2023, we filed a motion to dismiss the amended complaint. We intend to continue to vigorously defend this action.
On December 16, 2022, Blue Cross Blue Shield of Nebraska (“BCBSNE”) served an arbitration demand on GLIC in relation to BCBSNE’s stated intent to recapture a block of long-term care insurance policies for which the risk was partly ceded to GLIC. In its arbitration demand, BCBSNE alleges that GLIC breached the governing reinsurance agreement by refusing to agree to transfer assets equal to the fair value of the liabilities being recaptured. BCBSNE asserts it has satisfied all of its obligations under the reinsurance agreement and is seeking to recapture the ceded block of reinsurance. BCBSNE seeks damages equal to the fair value of the recaptured liabilities, plus interest and other damages, including attorneys’ fees and costs. The parties are currently appointing the arbitration panel. We intend to vigorously defend this arbitration proceeding.
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
(b) Commitments
As of December 31, 2022, we were committed to fund $1,365 million in limited partnership investments, $70 million of bank loan investments which had not yet been drawn, $19 million in private placement investments and $5 million in commercial mortgage loan investments.

2
77

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

(21) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

	Net		Foreign
	unrealized		currency
	investment	Derivatives	translation
	gains	qualifying as	and other
(Amounts in millions)	(losses) (1)	hedges (2)	adjustments	Total
Balances as of January 1, 2022	$1,860	$2,025	$(24)	$3,861
OCI before reclassifications	(5,430)	(674)	37	(6,067)
Amounts reclassified from (to) OCI	58	(151)	(7)	(100)

Current period OCI	(5,372)	(825)	30	(6,167)

Balances as of December 31, 2022 before noncontrolling interests	(3,512)	1,200	6	(2,306)
Less: change in OCI attributable to noncontrolling interests	(86)	—	—	(86)

Balances as of December 31, 2022	$(3,426)	$1,200	$6	$(2,220)

(1)	Net of adjustments to DAC, PVFP, sales inducements, benefit reserves and policyholder contract balances. See note 4 for additional information.
(2)	See note 5 for additional information.

	Net		Foreign
	unrealized		currency
	investment	Derivatives	translation
	gains	qualifying as	and other
(Amounts in millions)	(losses) (1)	hedges (2)	adjustments	Total
Balances as of January 1, 2021	$2,214	$2,211	$—	$4,425
OCI before reclassifications	(313)	(45)	148	(210)
Amounts reclassified from (to) OCI	(51)	(141)	—	(192)

Current period OCI	(364)	(186)	148	(402)

Balances as of December 31, 2021 before noncontrolling interests	1,850	2,025	148	4,023
Less: change in OCI attributable to noncontrolling interests	(10)	—	172	162

Balances as of December 31, 2021	$1,860	$2,025	$(24)	$3,861

(1)	Net of adjustments to DAC, PVFP, sales inducements, benefit reserves and policyholder contract balances. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

	Net		Foreign
	unrealized		currency
	investment	Derivatives	translation
	gains	qualifying as	and other
(Amounts in millions)	(losses) (1)	hedges (2)	adjustments	Total
Balances as of January 1, 2020	$1,456	$2,002	$(25)	$3,433
OCI before reclassifications	1,132	344	55	1,531
Amounts reclassified from (to) OCI	(374)	(135)	—	(509)

Current period OCI	758	209	55	1,022

Balances as of December 31, 2020 before noncontrolling interests	2,214	2,211	30	4,455
Less: change in OCI attributable to noncontrolling interests	—	—	30	30

Balances as of December 31, 2020	$2,214	$2,211	$—	$4,425

(1)	Net of adjustments to DAC, PVFP, sales inducements, benefit reserves and policyholder contract balances. See note 4 for additional information.
(2)	See note 5 for additional information.
The foreign currency translation and other adjustments balance in the charts above included $34 million, $(1) million and $(15) million, respectively, net of taxes of $(8) million, $1 million and $4 million, respectively, related to a net unrecognized postretirement benefit obligation as of December 31, 2022, 2021 and 2020. The balance also included taxes of $
2
million and $21 million, respectively, related to foreign currency translation adjustments as of December 31, 2022 and 2020. Amounts reclassified from foreign currency translation and other adjustments in 2022 related to the after-tax
recognition of actuarial losses in connection with the termination of one of our defined benefit pension plans that was recorded to acquisition and operating expenses, net of deferrals, in our consolidated statements of income. See note 11 for additional information.

2
79

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

The
 following table shows reclassifications out of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated
	other comprehensive income (loss)			Affected line item in the
	Years ended December 31,			consolidated statements
(Amounts in millions)	2022	2021	2020	of income
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$74	$(65)	$(474)	Net investment (gains) losses
Income taxes	(16)	14	100	Provision for income taxes

Total	$58	$(51)	$(374)

Derivatives designated as hedges:
Interest rate swaps hedging assets	$(225)	$(217)	$(196)	Net investment income
Interest rate swaps hedging assets	(9)	(1)	(12)	Net investment (gains) losses
Interest rate swaps hedging liabilities	3	1	—	Interest expense
Income taxes	80	76	73	Provision for income taxes

Total	$(151)	$(141)	$(135)

(1)	Amounts exclude adjustments to DAC, PVFP, sales inducements, benefit reserves and policyholder contract balances.
(22) Noncontrolling Interests
Enact Holdings
On September 15, 2021, Enact Holdings, Genworth Financial’s indirect subsidiary, priced the IPO of its common shares. All of the shares were offered by the selling stockholder, Genworth Holdings, Genworth Financial’s wholly owned subsidiary, with the net proceeds from the IPO retained by Genworth Holdings. Genworth Holdings sold 13,310,400 of Enact Holdings’ common shares at an IPO price of $19.00 per common share. In addition to the shares sold in the IPO, 14,655,600 common shares were sold in a concurrent private sale (“Private Sale”) at a price per share of $17.86, which was equal to the IPO price less the underwriting discount per share. Genworth Holdings also granted the underwriters a
30-day
option to purchase up to an additional 1,996,560 common shares (“Over-Allotment Option”) of Enact Holdings at the IPO price less the underwriting discount. On September 16, 2021, the underwriters exercised their option to purchase all 1,996,560 common shares permitted under the terms of the underwriting agreement. The IPO, Private Sale and Over-Allotment Option (collectively the “Offering”) closed on September 20, 2021. Following the completion of the
Offering and as of December 31, 2022, we beneficially owned approximately
81.6% of the common shares of Enact Holdings.
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

28
0

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

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

On November 1, 2022,
 Enact Holdings announced the approval by its board of directors of a share repurchase program under which Enact Holdings may repurchase up to
$
75
 million of its outstanding common stock. Genworth Holdings has agreed to participate in order to maintain its overall ownership at its current level. Enact Holdings began share repurchases under the program in the fourth quarter of 2022.
Dividends of $46 million and $37 million were paid to owners of noncontrolling interests of Enact Holdings in 2022 and 2021, respectively.
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

28
1

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

(23) Discontinued Operations
Australia mortgage insurance business
On March 3, 2021, we completed the sale of our entire ownership interest of approximately 52% in Genworth Australia through an underwriting agreement and received approximately AUD483 million ($370 million) of net cash proceeds. The following table provides a summary of the gain (loss) on sale associated with the disposition of Genworth Australia for the year ended December 31, 2021:

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

28
2

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

A summary of operating results related to Genworth Australia reported as discontinued operations was as follows for the years ended December 31:

(Amounts in millions)	2021	2020
Revenues:
Premiums	$51	$274
Net investment income	4	33
Net investment gains (losses)	(5)	66
Policy fees and other income	—	1

Total revenues	50	374

Benefits and expenses:
Benefits and other changes in policy reserves	11	177
Acquisition and operating expenses, net of deferrals	7	53
Amortization of deferred acquisition costs and intangibles	6	29
Goodwill impairment	—	5
Interest expense	1	7

Total benefits and expenses	25	271

Income before income taxes and gain (loss) on sale (1)	25	103
Provision for income taxes	8	40

Income before gain (loss) on sale	17	63
Gain (loss) on sale, net of taxes	—	—

Income from discontinued operations, net of taxes	17	63

Less: net income from discontinued operations attributable to noncontrolling interests	8	34

Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$9	$29

(1)	The years ended December 31, 2021 and 2020 include pre-tax income from discontinued operations available to Genworth Financial, Inc.’s common stockholders of $13 million and $54 million, respectively.
Lifestyle protection insurance
On December 1, 2015, Genworth Financial, through its subsidiaries, completed the sale of its lifestyle protection insurance business to AXA. In 2017, AXA sued us for damages on an indemnity in the 2015 agreement related to alleged remediation it paid to customers who purchased payment protection insurance (“PPI”). On July 20, 2020, we reached a settlement agreement related to losses incurred from mis-selling
complaints on policies sold from 1970 through 2004. As part of the settlement agreement, Genworth Holdings agreed to make payments for certain PPI mis-selling
claims, along with a significant portion of future claims to be invoiced by AXA. Under the settlement agreement, Genworth Holdings issued a secured promissory note to AXA, in which it agreed to make deferred cash payments in two installments in June 2022 and September 2022. During 2021, Genworth Holdings repaid the outstanding balance of the secured promissory note with proceeds from the sale of Genworth Australia and the minority IPO of Enact Holdings.
As of December 31, 2021, we accrued approximately £22 million ($30 million) of estimated future claims that were still in process of being invoiced. In February 2022, Genworth Holdings paid AXA $30 million, which

28
3

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

constitutes the majority of the estimated remaining unprocessed claims. We have established our current best estimate for claims still being processed by AXA of approximately $2 million as of December 31, 2022; however, there may be future adjustments to this estimate. If amounts are different from our estimate, it could result in an adjustment to our liability and an additional amount reflected in income (loss) from discontinued operations. For the years ended December 31, 2022, 2021 and 2020, we recorded after-tax
income (loss) from discontinued operations of $(5) million, $4 million and $(572) million, respectively, related to the settlement agreement with AXA.
For the year ended December 31, 2022, we also recorded $5 million of net favorable tax adjustments and other after-tax
expenses related to previously disposed businesses.
In the event AXA recovers amounts from third parties related to the mis-selling losses, including from the distributor responsible for the sale of the policies, we have certain rights to share in those recoveries to recoup payments for the underlying mis-selling losses. As of December 31, 2022 and 2021, we have not recorded any amounts associated with recoveries from third parties.
In addition to the future claims still being processed under the settlement agreement, we also have an unrelated liability that is owed to AXA associated with certain tax items, including a tax gross up on underwriting losses attributable to a product sold by a distributor in our former lifestyle protection insurance business. As of December 31, 2022 and 2021, the balance of the liability was $6 million and $4 million, respectively, and is included as liabilities related to discontinued operations in our consolidated balance sheets. For the years ended December 31, 2021 and 2020, we recorded after-tax
income (loss) of $(4) million and $23 million, respectively, associated with adjustments to an underwriting loss liability previously owed to AXA.

28
4

Schedule I
Genworth Financial, Inc.
Summary of Investments—Other Than Investments in Related Parties
(Amounts in millions)
As of December 31, 2022, the amortized cost or cost, fair value and carrying value of our invested assets were as follows:

	Amortized cost	Fair	Carrying
Type of investment	or cost	value	value
Fixed maturity securities:
Bonds:
U.S. government, agencies and authorities	$3,446	$3,341	$3,341
State and political subdivisions	2,726	2,399	2,399
Non-U.S. government	731	645	645
Public utilities	5,112	4,638	4,638
All other corporate bonds	38,819	35,560	35,560

Total fixed maturity securities	50,834	46,583	46,583
Equity securities	341	319	319
Commercial mortgage loans, net	7,010	xxxxx	7,010
Policy loans	2,139	xxxxx	2,139
Limited partnerships	1,675	xxxxx	2,331
Other invested assets (1)	529	xxxxx	566

Total investments	$62,528	xxxxx	$58,948

(1)
The amount shown in the consolidated balance sheet for other invested assets differs from amortized cost or cost presented, as other invested assets include certain assets with a carrying amount that differs from amortized cost or cost.

See Report of Independent Registered Public Accounting Firm

28
5

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Balance Sheets
(Amounts in millions)

	December 31,
	2022	2021
Assets:
Investments in subsidiaries	$10,008	$15,517
Deferred tax asset	6	4
Other assets	3	5

Total assets	$10,017	$15,526

Liabilities and stockholders’ equity
Liabilities:
Other liabilities	$7	$4
Intercompany notes payable	26	12

Total liabilities	33	16

Commitments and contingencies

Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	11,869	11,858
Accumulated other comprehensive income (loss)	(2,220)	3,861
Retained earnings	3,098	2,490
Treasury stock, at cost	(2,764)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	9,984	15,510

Total liabilities and stockholders’ equity	$10,017	$15,526

See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

28
6

Schedule II
Genworth Financial, Inc.
(Parent Company Only)

Statements of Income
(Amounts in millions)

	Years ended December 31,
	2022	2021	2020
Revenues:
Net investment income	$—	$(3)	$(3)

Total revenues	—	(3)	(3)

Expenses:
Acquisition and operating expenses, net of deferrals	31	25	31
Interest expense	—	(1)	1

Total expenses	31	24	32

Loss before income taxes and equity in income of subsidiaries	(31)	(27)	(35)
Benefit from income taxes	(3)	(1)	(2)
Equity in income of subsidiaries	637	930	210

Income from continuing operations	609	904	177
Income from discontinued operations, net of taxes	—	—	1

Net income available to Genworth Financial, Inc.’s common stockholders	$609	$904	$178

See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

2
87

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Statements of Comprehensive Income
(Amounts in millions)

	Years ended December 31,
	2022	2021	2020
Net income available to Genworth Financial, Inc.’s common stockholders	$609	$904	$178

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(5,286)	(334)	764
Net unrealized gains (losses) on securities with an allowance for credit losses	—	6	(6)
Derivatives qualifying as hedges	(825)	(186)	209
Foreign currency translation and other adjustments	30	(24)	25

Total other comprehensive income (loss)	(6,081)	(538)	992

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(5,472)	$366	$1,170

See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

2
88

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Statements of Cash Flows
(Amounts in millions)

	Years ended December 31,
	2022	2021	2020
Cash flows from (used by) operating activities:
Net income available to Genworth Financial, Inc.‘s common stockholders	$609	$904	$178
Less income from discontinued operations, net of taxes	—	—	(1)
Adjustments to reconcile net income available to Genworth Financial, Inc.’s common stockholders to net cash from (used by) operating activities:
Equity in income from subsidiaries	(637)	(930)	(210)
Deferred income taxes	(6)	—	(1)
Stock-based compensation expense	27	40	39
Change in certain assets and liabilities:
Accrued investment income and other assets	2	(1)	2
Current tax liabilities	2	(5)	(1)
Other liabilities and other policy-related balances	15	(13)	11

Net cash from (used by) operating activities	12	(5)	17

Cash flows from (used) by investing activities:
Intercompany notes receivable, net	—	—	(10)
Capital contributions paid to subsidiaries	(3)	(2)	(2)

Net cash used by investing activities	(3)	(2)	(12)

Cash flows from (used by) financing activities:
Intercompany notes payable, net	64	12	—
Treasury stock acquired in connection with share repurchases	(64)	—	—
Other, net	(9)	(5)	(5)

Net cash from (used by) financing activities	(9)	7	(5)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—

Cash, cash equivalents and restricted cash at beginning of year	—	—	—

Cash, cash equivalents and restricted cash at end of year	$—	$—	$—

See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

2
89

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Notes to Schedule II
Years Ended December 31, 2022, 2021 and 2020
(1) Organization and Basis of Presentation
Genworth Holdings (formerly known as Genworth Financial, Inc.) was incorporated in Delaware in 2003 in preparation for an IPO of its common stock, which was completed on May 28, 2004. On April 1, 2013, Genworth Holdings completed a holding company reorganization pursuant to which Genworth Holdings became a direct, 100% owned subsidiary of a new public holding company that it had formed. The new public holding company was incorporated in Delaware on December 5, 2012, in connection with the reorganization, and was renamed Genworth Financial upon the completion of the reorganization.
Genworth Financial is a holding company whose subsidiaries offer mortgage and long-term care insurance products and service life insurance, as well as annuities and other investment products.
The parent company financial information reflects Genworth Financial’s direct subsidiaries using the equity method of accounting. Under this method, investments in subsidiaries are recorded at cost and adjusted for the subsidiaries’ cumulative results of operations, capital contributions and distributions, and other changes in equity. The parent company financial statements should be read in conjunction with the consolidated financial statements of Genworth Financial and its subsidiaries and the notes thereto. As of December 31, 2022, the investments in subsidiaries balance was $10.0 billion, a decrease of approximately
$5.5
billion compared to December 31, 2021. The decrease was largely due to a reduction in the accumulated other comprehensive income of Genworth Financial’s subsidiaries driven predominantly by rising interest rates during 2022 that resulted in significantly higher unrealized losses on available-for-sale investment securities as of December 31, 2022.
On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock. Pursuant to the program, during 2022, Genworth Financial repurchased 16,173,196 shares of its common stock at an average price of $3.94 per share for a total cost of $64 million, including costs paid in connection with acquiring the shares. The repurchased shares were recorded at cost and presented as treasury stock in a separate caption in equity in the parent company balance sheet. Genworth
Financial also repurchased 5,912,297 shares from February
9
, 2023 through February 2
4
, 2023 of its common stock at an average price of
$6.08
per share for a total
cost
of $36 million, leaving approximately $250 million that may yet be purchased under the share repurchase program. Under the program, share repurchases may be made at Genworth Financial’s discretion from time to time in open market transactions, privately negotiated transactions or by other means, including through 10b5-1 trading plans. The timing and number of future shares repurchased under the program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
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

29
0

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Notes to Schedule II
Years Ended December 31, 2022, 2021 and 2020

(3) Commitments
Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior and subordinated notes and the holders of the senior and subordinated notes, on an unsecured unsubordinated and subordinated basis, respectively, of the full and punctual payment of the principal of, premium, if any, and interest on, and all other amounts payable under, the outstanding senior and subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior and subordinated notes indentures in respect of such senior and subordinated notes.
(4) Income Taxes
As of December 31, 2022 and 2021, Genworth Financial had a deferred tax asset of $6 million and $4 million, respectively, primarily comprised of share-based compensation. As of December 31, 2022 and 2021, Genworth Financial had a current income tax receivable of $— and $2 million, respectively. Net cash paid for taxes was $1 million, $4 million and $— for the years ended December 31, 2022, 2021 and 2020, respectively.
(5) Supplemental Cash Flow Information
In 2022, Genworth Holdings forgave an intercompany loan of $50 million due from Genworth Financial. The extinguishment of the loan between the related parties was treated as a non-cash
deemed dividend to Genworth Financial and accordingly had no impact on Genworth Financial’s cash flows for the year ended December 31, 2022.
In 2020, Genworth Financial forgave an intercompany loan of $129 million due from Genworth Holdings. The extinguishment of the loan between the related parties was treated as a non-cash
capital contribution to Genworth Holdings and accordingly had no impact on Genworth Financial’s cash flows for the year ended December 31, 2020.
(6) Sale of Business
On December 1, 2015, Genworth Financial completed the sale of its lifestyle protection insurance business to AXA through its subsidiaries. In 2017, AXA sued GFIH, Genworth Financial’s wholly-owned indirect subsidiary, and Genworth Holdings for damages on an indemnity in the 2015 agreement related to alleged remediation it paid to customers who purchased PPI. On July 20, 2020, Genworth Holdings reached a settlement agreement related to losses incurred from mis-selling
complaints on policies sold from 1970 through 2004 and agreed to make payments for certain PPI mis-selling
claims, along with a significant portion of future claims to be invoiced by AXA. Under the settlement agreement, Genworth Holdings issued a secured promissory note to AXA and agreed to make deferred cash payments in two installments in 2022. The promissory note and associated loss from discontinued operations of $549 million reflected in Genworth Financial’s consolidated statement of income for the year ended December 31, 2020 related primarily to Genworth Holdings as it was the obligor in the settlement agreement. Accordingly, the associated amounts reported as discontinued operations are included within equity in income of subsidiaries in the parent company statement of income for the year ended December 31, 2020.
In addition, Genworth Financial completed the sale of Genworth Australia on March 3, 2021 through its subsidiaries. Income from discontinued operations related to the sale of this business is also included within equity in income of subsidiaries in the parent company statements of income for the periods presented herein.

29
1

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Notes to Schedule II
Years Ended December 31, 2022, 2021 and 2020

Income from discontinued operations presented in the parent company statement of income for the year ended December 31, 2020 relates to tax adjustments incurred by Genworth Financial related to previously disposed businesses.

29
2

Schedule III
Genworth Financial, Inc.
Supplemental Insurance Information
(Amounts in millions)

			Policyholder
	Deferred	Future Policy	Account	Liability for Policy	Unearned
Segment	Acquisition Costs	Benefits	Balances	and Contract Claims	Premiums
December 31, 2022
Enact	$26	$—	$—	$519	$203
U.S. Life Insurance	2,042	38,062	14,112	11,695	379
Runoff	132	2	3,001	14	2
Corporate and Other	—	—	—	6	—

Total	$2,200	$38,064	$17,113	$12,234	$584

December 31, 2021
Enact	$27	$—	$—	$641	$246
U.S. Life Insurance	1,008	41,526	16,343	11,183	423
Runoff	111	2	3,011	8	3
Corporate and Other	—	—	—	9	—

Total	$1,146	$41,528	$19,354	$11,841	$672

See Report of Independent Registered Public Accounting Firm

29
3

Schedule III—Continued
Genworth Financial, Inc.
Supplemental Insurance Information
(Amounts in millions)

			Interest Credited	Amortization of
		Net	and Benefits and	Deferred	Other
	Premium	Investment	Other Changes in	Acquisition	Operating	Premiums
Segment	Revenue	Income	Policy Reserves	Costs	Expenses	Written
December 31, 2022
Enact	$940	$155	$(94)	$8	$283	$896
U.S. Life Insurance	2,773	2,769	4,623	247	1,103	2,741
Runoff	—	214	216	23	42	—
Corporate and Other	6	8	—	—	78	6

Total	$3,719	$3,146	$4,745	$278	$1,506	$3,643

December 31, 2021
Enact	$975	$141	$125	$9	$287	$914
U.S. Life Insurance	2,454	3,029	4,576	318	887	2,419
Runoff	—	194	189	19	54	—
Corporate and Other	6	6	1	—	186	7

Total	$3,435	$3,370	$4,891	$346	$1,414	$3,340

December 31, 2020
Enact	$971	$133	$381	$14	$231	$894
U.S. Life Insurance	2,858	2,878	5,164	400	643	2,837
Runoff	—	210	214	23	48	—
Corporate and Other	7	6	4	—	234	7

Total	$3,836	$3,227	$5,763	$437	$1,156	$3,738

See Report of Independent Registered Public Accounting Firm

29
4

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Genworth Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Genworth Financial, Inc.’s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Richmond, Virginia
February 28, 2023

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2022

During the quarter ended December 31, 2022 we executed internal controls associated with the implementation of new accounting guidance related to long-duration insurance contracts effective January 1, 2023, in order to provide reasonable assurance of the expected adoption impacts to stockholders’ equity as of the January 1, 2021 transition date as disclosed in note 2 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”

There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our executive officers:

Name	Age	Positions

Thomas J. McInerney	66	President and Chief Executive Officer

Daniel J. Sheehan IV	57	Executive Vice President, Chief Financial Officer & Chief Investment Officer

Rohit Gupta	48	President and Chief Executive Officer, Enact

Brian K. Haendiges	62	Executive Vice President—U.S. Life Insurance

Melissa Hagerman	55	Executive Vice President and Chief Human Resources Officer

Mark Blakeley Hodges	43	Executive Vice President and Chief Risk Officer

Gregory S. Karawan	58	Executive Vice President and General Counsel

Andrea Lynn White	57	Executive Vice President—Government Relations & Chief of Staff

G. Kent Conrad	74	Director, member of Nominating and Corporate Governance and Risk Committees

Karen E. Dyson	63	Director, member of Audit and Management Development and Compensation Committees

Jill R. Goodman	56	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees

Melina E. Higgins	55	Non-Executive Chair of the Board, member of Audit and Management Development and Compensation Committees

Howard D. Mills, III	58	Director, member of Nominating and Corporate Governance and Risk Committees

Robert P. Restrepo Jr.	72	Director, member of Audit and Management Development and Compensation Committees

Elaine A. Sarsynski	67	Director, member of Audit and Risk Committees

Ramsey D. Smith	55	Director, member of Nominating and Corporate Governance and Risk Committees

Executive Officers and Directors

The following sets forth certain biographical information with respect to our executive officers and directors listed above.

Thomas J. McInerney has been our President and Chief Executive Officer and a director since January 2013. Before joining our Company, Mr. McInerney had served as a Senior Advisor to the Boston Consulting Group from June 2011 to December 2012, providing consulting and advisory services to leading insurance and financial services companies in the United States and Canada. From October 2009 to December 2010, Mr. McInerney was a member of ING Groep’s Management Board for Insurance, where he was the Chief Operating Officer of ING’s insurance and investment management business worldwide. Prior to that, he served in a variety of senior roles with ING Groep NV after serving in many leadership positions with Aetna, where he began his career as an insurance underwriter in June 1978. Mr. McInerney has served as a director of Enact Holdings, a majority owned subsidiary of Genworth Financial, since its IPO in September 2021. He is also on the boards of Virginia Learns, Reves International Center at William & Mary and VA Ready, where he serves as Chair of the Board. Mr. McInerney is a member of the American Council of Life Insurers and serves, and has served, on its CEO Steering Committees and Board. Mr. McInerney received a B.A. in Economics with Honors from Colgate University and an M.B.A. from the Tuck School of Business at Dartmouth College.

Daniel J. Sheehan IV is our Executive Vice President, Chief Financial Officer & Chief Investment Officer. In August 2020, he was appointed as our Executive Vice President and Chief Financial Officer while maintaining his title as Chief Investment Officer, a role he has held since April 2012. As announced on February 6, 2023, Mr. Sheehan will transition out of his current role following the filing of this Annual Report on Form 10-K but will remain with the Company in an advisory role until March 31, 2023. From January 2009 to April 2012, he served as our Vice President with responsibilities that included oversight of the Company’s insurance investment portfolios. From January 2008 through December 2008, Mr. Sheehan had management responsibilities of the Company’s portfolio management team, including fixed-income trading. From December 1997 through December 2007, Mr. Sheehan served in various capacities with the Company and/or its predecessor including roles with oversight responsibilities for the investments real estate team, as risk manager of the insurance portfolios and as risk manager of the portfolio management team. Prior to joining our Company, Mr. Sheehan had been with Sun Life of Canada from 1993 to 1997 as a Property Investment Officer in the Real Estate Investments group. Prior thereto, he was with Massachusetts Laborers Benefit Fund from 1987 to 1993, as an auditor and auditing supervisor. He has served as a director of Enact Holdings, a majority-owned subsidiary of Genworth Financial, since its IPO in September 2021. Mr. Sheehan graduated from Harvard University with a B.A. in Economics and later received an M.B.A. in Finance from Babson College.

Rohit Gupta has served as the President and Chief Executive Officer of Enact Holdings, a majority-owned subsidiary of Genworth Financial, and as a Director of Enact Holdings since its IPO in September 2021. While Mr. Gupta is President and Chief Executive Officer of Enact Holdings, he is not an officer of Genworth Financial. Mr. Gupta has also served as President and Chief Executive Officer of the Company’s U.S. mortgage insurance business since May 2012. Mr. Gupta also served as the Company’s Executive Vice President—Enact from May 2021 to September 2021, the Company’s Executive Vice President—U.S. Mortgage Insurance from February 2021 to May 2021, and as a Vice President of the Company from April 2013 to February 2021. Prior to that he held positions of Chief Commercial Officer from September 2009 to May 2012 and Senior Vice President, Products, Intelligence and Strategy from October 2007 to September 2009 in the Company’s U.S. mortgage insurance business. He also held various management positions with GE Mortgage Insurance beginning in 2003 and was a product manager for GE Capital. Mr. Gupta began his career with FedEx Corporation in Strategic Marketing, where he was responsible for competitive intelligence and market analysis supporting FedEx senior management. Mr. Gupta serves on the Mortgage Bankers Association board of directors and the Housing Policy Executive Council. He also served as Chairman and remains a board member of the U.S. Mortgage Insurers trade association. Mr. Gupta served on the board of Genworth MI Canada Inc. from June 2016 to December 2019. He also served on the board of Aqua Finance from 2021 to July 2022 and on the Mortgage Bankers Association Residential Board of Governors from 2017 through 2022. Mr. Gupta received an undergraduate degree in Computer Science & Technology from Indian Institute of Technology and received an M.B.A. in Finance from University of Illinois at Urbana Champaign.

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

Mark Blakeley Hodges has been our Executive Vice President and Chief Risk Officer since May 2022. Prior to that he served as Senior Vice President and Chief Risk Officer since March 2022 and as Interim Chief Risk Officer from November 2021 to March 2022. Mr. Hodges previously served as Chief Operational Risk Officer for the Company and its U.S. Life Insurance segment from July 2015 until November 2021. From July 2002 through July 2015, Mr. Hodges served in various capacities with the Company and/or its predecessor including roles with responsibilities for oversight of Enterprise Risk Management (ERM) programs, financial reporting systems, operational and technology platforms, and testing and quality assurance programs. Mr. Hodges received a B.S. in Decision Support Systems from Virginia Polytechnic Institute (Virginia Tech) and graduated from the Tuck Global Executive Leadership Program through Dartmouth in 2020.

Gregory S. Karawan has been our Executive Vice President and General Counsel since January 2022. Prior to that, he served as a Vice President of the Company since June 2008 and as General Counsel of our U.S. Life Insurance segment since January 2007. Mr. Karawan joined the Company in 2000 as global chief litigation counsel, a position he held intermittently and then continuously after January 2008. Prior to joining the Company, Mr. Karawan worked at the law firm of Sonnenschein Nath and Rosenthal. Mr. Karawan received a B.A. in economics from State University of New York Binghamton and a J.D. from Fordham Law School.

Andrea Lynn White has been our Executive Vice President—Government Relations and Chief of Staff since May 2022. Prior to that and from May 2021, Ms. White served as our Senior Vice President—Government Relations, while maintaining her title of Chief of Staff, a role she has held since December 2017. She previously held positions in the Company’s Government Relations department from July 2015 to December 2017 and served as the Company’s Corporate Ombudsperson, with responsibility of implementing the Company’s code of ethics programs, from May 2005 to July 2015. From February 2001 to May 2005, Ms. White served in various capacities within the Company and/or its predecessor, including roles in the Human Resources department. Prior to joining the Company, Ms. White held various roles at Aetna Life Insurance and was an Associate with the law firm of LeClair Ryan. Ms. White received a B.BA., summa cum laude, in Finance from Howard University and a J.D. from the University of Virginia.

G. Kent Conrad has served as a member of our board of directors since March 2013. Sen. Conrad served as a U.S. Senator representing the State of North Dakota from January 1987 to January 2013. He served as Chairman or Ranking Member of the Senate Budget Committee for 12 years. Prior to serving in the U.S. Senate, Sen. Conrad served as the Tax Commissioner for the State of North Dakota from 1981 to 1986 and as Assistant Tax Commissioner from 1974 to 1980. Sen. Conrad currently serves as a Strategic Advisor to Molina Healthcare, as co-chair of the Economic Advisory Committee for American Edge, as a member of the board of directors of the Committee for a Responsible Federal Budget and as a Senior Fellow for The Bipartisan Policy Center. Sen. Conrad received an A.B. in Political Science from Stanford University and an M.B.A. from George Washington University.

Karen E. Dyson has served as a member of our board of directors since December 2020. Lt. Gen. Dyson was the first female finance officer to achieve three-star general officer rank in August 2014. She retired as Military Deputy to the Assistant Secretary of the Army for Financial Management and Comptroller in August 2017. During her career, she led efforts building, executing, and reporting on the Army’s multi-appropriation budget; commanded units and led troops in war operations; and led strategic transformation initiatives. Lt. Gen. Dyson is a strategic leader with board experience in corporate governance, finance and audit committees, risk oversight, and management development and compensation. She currently serves on the boards of USAA Federal Savings Bank since October 2017 (serving as nominations and governance committee chair); CALIBRE Systems, Inc. since October 2018 (serving as audit committee chair); and Army Emergency Relief Organization since 2020. Lt. Gen. Dyson received a B.S. in Business Management from Missouri State University, an M.B.A. from Austin Peay State University and an M.S. in National Resource Strategy from the Eisenhower School of National Security and Resources Strategy. Lt. Gen. Dyson is National Association of Corporate Directors (“NACD”) Directorship Certified.

Jill R. Goodman has served as a member of our board of directors since March 2021. Ms. Goodman is currently Managing Director of Foros Advisors LLC, a strategic financial and mergers and acquisitions advisory firm, a position she has held since November 2013. Ms. Goodman advises companies and special committees with regard to mergers and acquisitions. Previously, she served as a Managing Director and Head, Special Committee and Fiduciary Practice—U.S. at Rothschild from 2010 to October 2013. From 1998 to 2010, Ms. Goodman was with Lazard in the Mergers & Acquisitions and Strategic Advisory Group, most recently as Managing Director. Ms. Goodman has served as a director of Cboe Global Markets, a leading provider of trading, clearing and investment solutions to market participants around the world, since 2012 (serving as finance and strategy chair and as a member of the executive and nominating and governance committees). She has also served as a director of Cover Genius, a private global insurance technology company, since February 2022. Ms. Goodman graduated magna cum laude from Rice University with a B.A. degree. She received her J.D. degree, with honors, from the University of Chicago Law School.

Melina E. Higgins has served as a member of our board of directors since September 2013 and Non-Executive Chair of the Board since May 2021. Ms. Higgins retired in 2010 from a nearly 20-year career at The Goldman Sachs Group Inc., where she served as a Managing Director from 2001 and a Partner from 2002. During her tenure at Goldman Sachs, Ms. Higgins served as Head of the Americas for Private Debt and Co-Chairperson of the Investment Advisory Committee for the GS Mezzanine Partners funds. She also served as a member of the Investment Committee for the Principal Investment Area, which oversaw and approved global private equity and private debt investments. Goldman’s Principal Investment Area was one of the largest alternative asset managers in the world. Ms. Higgins has served as a director of Viatris Inc. since November 2020 (serving as compensation committee chair, finance committee chair, and as a member of the executive committee and governance and nominating committee). She previously served on the boards of Mylan N.V. from February 2013 to November 2020 and NextGen Acquisition Corp. II from March 2021 to December 2021. Ms. Higgins has also served as Non- Executive Chair of the board of Antares Midco, Inc. since January 2016 and is a member of the Women’s Leadership Board of Harvard University’s John F. Kennedy School of Government. Ms. Higgins received a B.A. in Economics and Spanish from Colgate University and an M.B.A. from Harvard Business School.

Howard D. Mills, III has served as a member of our board of directors since March 2021. Mr. Mills is currently Executive Vice President of Business Development and External Affairs of beeXact, a geospatial data management/EngineeringTech company that designs and permits fiber optic networks. He also currently serves as a Senior Advisor to McKinsey & Company, where he advises boards and executives in the areas of regulatory and reputational risk, executive positioning, strategy, environmental, social, and governance (ESG) matters, financial communications, crisis management, mergers and acquisitions and public policy. Mr. Mills had a 12-year career at Deloitte LLP, where he served as Managing Director and Global Insurance Regulatory Leader from 2007 to May 2019. During his tenure at Deloitte, Mr. Mills served Deloitte’s largest U.S. and global insurance clients. Prior to his management consulting career, Mr. Mills was the Superintendent of the New York

State Insurance Department from 2005 to 2006. Mr. Mills served three terms in the New York State Assembly from 1999 to 2004, where he was an active member of the National Council of Insurance Legislators. Mr. Mills has served as a director of The Doctors Company since May 2019, the largest physician-owned medical liability insurer in the U.S. (serving as a member of the audit committee). Mr. Mills previously served on the board of directors of Ensight, a cloud-based insurance sales platform from June 2019 to January 2022. Mr. Mills currently serves as President and a Director of the Insurance Federation of New York and as a Trustee of The Institutes Griffith Insurance Education Foundation. Mr. Mills received a B.A. in political science from Marist College and an M.A. in public administration from The American University. Mr. Mills is a NACD Governance Fellow.

Robert P. Restrepo Jr. has served as a member of our board of directors since December 2016. Mr. Restrepo retired from State Auto Financial Corporation in 2015, having served as its Chairman from 2006 to December 2015 and as its President and Chief Executive Officer from 2006 to May 2015. Mr. Restrepo has over 40 years of insurance industry experience, having held executive roles at Main Street America Group, Hanover Insurance Group Inc. (formerly Allmerica Financial Corp), Travelers and Aetna. Mr. Restrepo has served as a director of RLI Corp., a property and casualty insurance company, since July 2016 (serving as a member of the human capital and compensation and strategy and risk committees) and of Enact Holdings, a majority-owned subsidiary of Genworth Financial, since its IPO in September 2021 (serving as a member of the audit and nominating and corporate governance committees). Mr. Restrepo also currently serves on the board of directors of The Larry H. Miller Group of Companies. He also previously served as a director of Majesco, a provider of insurance software and consulting services, from August 2015 to September 2020. Mr. Restrepo received a B.A. in English from Yale University. Mr. Restrepo is NACD Directorship Certified.

Elaine A. Sarsynski has served as a member of our board of directors since May 2022. Ms. Sarsynski was Chairwoman, Chief Executive Officer and President of MassMutual International, an insurance company, until her retirement in 2017. She joined Mass Mutual Life Insurance Company in 2005 as Managing Director at Babson Capital Management LLC, a MassMutual subsidiary. She became Executive Vice President, Chief Administrative Officer, Chief Executive Officer and President of MassMutual International in 2006 and Executive Vice President, member of the Office of the Chief Executive Officer and President of MassMutual Retirement Services, as well as Chairwoman of MassMutual International, in 2008. Prior to joining Babson Capital, she served two elected terms as First Selectman for the town of Suffield, Connecticut. In 1998, she founded Sun Consulting Group LLC, offering consulting services to the real estate industry. Ms. Sarsynski previously spent 17 years at Aetna, where she held multiple senior management positions overseeing segments of the company’s Investments Division and leading the Corporate Finance Department. She currently serves on the board of directors of TI Fluid Systems PLC, Horizon Technology Finance Corporation and Horace Mann Educators Corporation. Ms. Sarsynski previously served on the board of directors of AXA S.A. from 2018 to 2021. Ms. Sarsynski received a B.A. from Smith College and an M.B.A. from Columbia University.

Ramsey D. Smith has served as a member of our board of directors since March 2021. Mr. Smith is the founder and CEO of ALEX.fyi, a retirement solutions company. Before founding ALEX.fyi in 2016, Mr. Smith spent over two decades at Goldman Sachs, most recently as Managing Director, Equity Derivative Sales, Head of Insurance. Mr. Smith built out the Life Insurance business at Goldman Sachs from 2007 to 2016. Prior to his tenure at Goldman Sachs, Mr. Smith worked as an analyst at Credit Suisse from 1990 to 1993. Mr. Smith is active in philanthropic activities, including serving on the Board of Sponsors for Educational Opportunity. Mr. Smith received an A.B. degree in Romance Languages and Literature from Princeton University and an M.B.A. from Harvard Business School.

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

Report of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule I—Summary of Investments—Other Than Investments in Related Parties

Schedule II—Financial Statements of Genworth Financial, Inc. (Parent Only)

Schedule III—Supplemental Insurance Information

3.	Exhibits

Number	Description

2.1	Agreement and Plan of Merger, dated as of April 1, 2013, among Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Sub XLVI, Inc. (renamed Genworth Financial, Inc.) and Sub XLII, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 1, 2013)

3.1	Amended and Restated Certificate of Incorporation of Genworth Financial, Inc., dated as of April 1, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 1, 2013)

3.2	Amended and Restated Bylaws of Genworth Financial, Inc., dated as of October 19, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 21, 2022)

4.1	Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

4.2	Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 14, 2006)

4.3	First Supplemental Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 14, 2006)

4.4	Second Supplemental Indenture, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 1, 2013)

4.5	Third Supplemental Indenture, dated as of March 18, 2016, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 22, 2016)

4.6	Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York (successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.7	Supplemental Indenture No. 1, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York (successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.8	Supplemental Indenture No. 9, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2013)

4.9	Supplemental Indenture No. 12, dated as of March 18, 2016, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and JPMorgan Chase Bank, N.A. (succeeded by The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 22, 2016)

Number	Description

4.10	Supplemental Indenture No. 13, dated as of October 3, 2018, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and JPMorgan Chase Bank, N.A. (succeeded by The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 4, 2018)

4.11	Description of Registrant’s Capital Stock (incorporated by reference to Exhibit 4.15 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.1	Restated Tax Matters Agreement, dated as of February 1, 2006, by and among General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc., GEI, Inc. and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.1.1	Consent and Agreement to Become a Party to Restated Tax Matters Agreement, dated April 1, 2013, among Genworth Financial, Inc., Genworth Holdings, Inc., General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc. and GEI, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 1, 2013)

10.2	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (No. 333-112009) (the “Registration Statement”))

10.2.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.3	Coinsurance Agreement, dated as of April 15, 2004, by and between Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Registration Statement)

10.3.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.7.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.4	Coinsurance Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.13 to the Registration Statement)

10.4.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.5	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Registration Statement)

10.5.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.9.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.5.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.6	Coinsurance Agreement, dated as of April 15, 2004, by and between American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.15 to the Registration Statement)

10.6.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.6.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.12.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

Number	Description

10.7	Coinsurance Agreement, dated as of April 15, 2004, between First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.54 to the Registration Statement)

10.7.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.8	Retrocession Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.16 to the Registration Statement)

10.8.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.12.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.9	Retrocession Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.17 to the Registration Statement)

10.9.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.13.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.9.2	Third Amendment to Retrocession Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.10	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.18 to the Registration Statement)

10.10.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.10.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.11	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.19 to the Registration Statement)

10.11.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.11.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.11.3	Third Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.16.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.12	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.48 to the Registration Statement)

Number	Description

10.13	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.51 to the Registration Statement)

10.14	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.53 to the Registration Statement)

10.15	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Insurance Company, American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.49 to the Registration Statement)

10.16	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.50 to the Registration Statement)

10.17	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and The Bank of New York (incorporated by reference to Exhibit 10.52 to the Registration Statement)

10.18	Trust Agreement, dated as of December 1, 2009, among Union Fidelity Life Insurance Company, Genworth Life Insurance Company of New York and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.19	Capital Maintenance Agreement, dated as of January 1, 2004, by and between Union Fidelity Life Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.21 to the Registration Statement)

10.19.1	Amendment No. 1 to Capital Maintenance Agreement, dated as of December 1, 2013, by and between General Electric Capital Corporation and Union Fidelity Life Insurance Company (received by Genworth Financial, Inc. with all required signatures for effectiveness from General Electric Capital Corporation and Union Fidelity Life Insurance Company in February 2015) (incorporated by reference to Exhibit 10.27.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014

10.20	Replacement Capital Covenant, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2006)

10.21	Assignment and Assumption Agreement, dated as of April 1, 2013, between Genworth Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2013)

10.22§	2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registration Statement)

10.22.1§	First Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.22.2§	Second Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2009)

Number	Description

10.23§	Amended & Restated Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial Canada Stock Savings Plan (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.24§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial, Inc. U.K. Share Incentive Plan (incorporated by reference to Exhibit 10.52.7 to the Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10.25§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial U.K. Share Option Plan (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.26§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.1 to the Current Report on Form 8-K filed on December 30, 2004)

10.26.1§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (for grants after January 1, 2010) (incorporated by reference to Exhibit 10.34.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.26.2§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011)

10.27§	2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2012)

10.27.1§	First Amendment to the 2012 Genworth Financial, Inc. Omnibus Incentive Plan, dated as of December 12, 2017 (incorporated by reference to Exhibit 10.34.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017)

10.27.2§	Form of Deferred Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the period ended June 30, 2012)

10.27.3§	Form of Stock Appreciation Rights with a Maximum Share Value—Executive Officer Retention Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 1, 2012)

10.27.4§	Stock Appreciation Rights with a Maximum Share Value—CEO New Hire Grant under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.32.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.27.5§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015)

10.28§	Amendment to Stock Options and Stock Appreciation Rights under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan and the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the period ended June 30, 2013)

10.29§	Policy Regarding Personal Use of Non-Commercial Aircraft by Executive Officers (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed on July 21, 2006)

10.30§	Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 6, 2005)

Number	Description

10.30.1§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.30.2§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.38.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.31§	Amendment to Stock Options and Stock Appreciation Rights under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan and the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015)

10.32§	Amended and Restated Genworth Financial, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.33§	Amended and Restated Genworth Financial, Inc. Retirement and Savings Restoration Plan (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.34§	Amended and Restated Genworth Financial, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.35§	2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly report filed on Form 10-Q for the period ended June 30, 2019)

10.36§	Form of Restricted Stock Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly report filed on Form 10-Q for the period ended June 30, 2019)

10.37§	Form of Cash-Based Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly report filed on Form 10-Q for the period ended June 30, 2019)

10.38§	Amended and Restated Genworth Financial, Inc. Leadership Life Insurance Plan (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

10.39§	Form of 2020-2022 Performance Stock Unit Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2020)

10.40§	Form of 2020-2022 Restricted Stock Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2020)

10.41§	Form of 2020-2022 Cash Based Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2020)

10.42§	Separation Agreement and Release, dated October 5, 2020, between Genworth Financial, Inc. and Kelly Groh (incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

10.43§	2021 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2021)

Number	Description

10.44§	Separation Agreement and Release, dated January 25, 2021, between Genworth Financial, Inc. and Kevin Schneider (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2021)

10.45§	Separation Agreement and Release, dated December 21, 2021, between Genworth Financial, Inc. and Ward Bobitz (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2022)

10.46§	Amended and Restated Genworth Financial, Inc. 2014 Change of Control Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2022)

10.47§	Amended and Restated Genworth Financial, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2022)

10.48	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2021)

21	Subsidiaries of the registrant (filed herewith)

23	Consent of KPMG LLP (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Thomas J. McInerney (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Daniel J. Sheehan IV (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Daniel J. Sheehan IV (filed herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL

§	Management contract or compensatory plan or arrangement.

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

Dated: February 28, 2023

GENWORTH FINANCIAL, INC.

By:	/s/ Thomas J. McInerney
Name:	Thomas J. McInerney
Title:	President and Chief Executive Officer; Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 28, 2023

/s/ Thomas J. McInerney Thomas J. McInerney	President and Chief Executive Officer; Director (Principal Executive Officer)

/s/ Daniel J. Sheehan IV Daniel J. Sheehan IV	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jerome T. Upton Jerome T. Upton	Senior Vice President and Controller (Principal Accounting Officer)

* G. Kent Conrad	Director

* Karen E. Dyson	Director

* Jill R. Goodman	Director

* Howard D. Mills, III	Director

* Robert P. Restrepo Jr.	Director

* Elaine A. Sarsynski	Director

* Ramsey D. Smith	Director

* Melina E. Higgins	Director

**By	/s/ Thomas J. McInerney
Thomas J. McInerney Attorney-in-Fact

312