Form 10-Q
period 2023-03-31
GENWORTH FINANCIAL INC
filed 2023-05-05
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of May 1, 2023
,
477,954,791
shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value and share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
		(As adjusted)

Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $50,461 and $50,834, respectively, and allowance for credit losses of $15 and $—, respectively, as of March 31, 2023 and December 31, 2022)	$47,381	$46,583
Equity securities, at fair value	364	319
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4 as of March 31, 2023 and December 31, 2022)	6,915	7,032
Less: Allowance for credit losses	(24)	(22)

Commercial mortgage loans, net	6,891	7,010
Policy loans	2,133	2,139
Limited partnerships	2,456	2,331
Other invested assets	617	566

Total investments	59,842	58,948
Cash, cash equivalents and restricted cash	1,752	1,799
Accrued investment income	700	643
Deferred acquisition costs	2,150	2,211
Intangible assets	203	203
Reinsurance recoverable	19,606	19,059
Less: Allowance for credit losses	(64)	(63)

Reinsurance recoverable, net	19,542	18,996
Other assets	478	488
Deferred tax asset	2,004	1,968
Market risk benefit assets	28	26
Separate account assets	4,479	4,417

Total assets	$91,178	$89,699

Liabilities and equity
Liabilities:
Future policy benefits	$57,558	$55,349
Policyholder account balances	16,202	16,564
Market risk benefit liabilities	761	748
Liability for policy and contract claims	665	683
Unearned premiums	189	203
Other liabilities	1,492	1,675
Long-term borrowings	1,600	1,611
Separate account liabilities	4,479	4,417
Liabilities related to discontinued operations	7	8

Total liabilities	82,953	81,258

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 603 million and 600 million shares issued as of March 31, 2023 and December 31, 2022, respectively; 487 million and 495 million shares outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	11,863	11,869
Accumulated other comprehensive income (loss)	(2,858)	(2,617)
Retained earnings	1,259	1,197
Treasury stock, at cost (116 million and 105 million shares as of March 31, 2023 and December 31, 2022, respectively)	(2,833)	(2,764)

Total Genworth Financial, Inc.’s stockholders’ equity	7,432	7,686
Noncontrolling interests	793	755

Total equity	8,225	8,441

Total liabilities and equity	$91,178	$89,699

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share
amounts
)
(Unaudited)

	Three months ended March 31,
	2023	2022
		(As adjusted)

Revenues:
Premiums	$915	$917
Net investment income	787	764
Net investment gains (losses)	(11)	42
Policy fees and other income	163	170

Total revenues	1,854	1,893

Benefits and expenses:
Benefits and other changes in policy reserves	1,172	1,165
Liability remeasurement (gains) losses	22	(41)
Changes in fair value of market risk benefits and associated hedges	17	(41)
Interest credited	126	125
Acquisition and operating expenses, net of deferrals	283	280
Amortization of deferred acquisition costs and intangibles	72	88
Interest expense	29	26

Total benefits and expenses	1,721	1,602

Income from continuing operations before income taxes	133	291
Provision for income taxes	39	68

Income from continuing operations	94	223
Loss from discontinued operations, net of taxes	—	(2)

Net income	94	221
Less: net income from continuing operations attributable to noncontrolling interests	32	30
Less: net income from discontinued operations attributable to noncontrolling interests	—	—

Net income available to Genworth Financial, Inc.’s common stockholders	$62	$191

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$62	$193
Loss from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	(2)

Net income available to Genworth Financial, Inc.’s common stockholders	$62	$191

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.13	$0.38

Diluted	$0.12	$0.37

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.13	$0.38

Diluted	$0.12	$0.37

Weighted-average common shares outstanding:
Basic	492.3	508.3

Diluted	500.1	517.4

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in
millions
)
(Unaudited)

	Three months ended March 31,
	2023	2022
		(As adjusted)

Net income	$94	$221

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	925	(3,967)
Net unrealized gains (losses) on securities with an allowance for credit losses	(6)	—
Derivatives qualifying as hedges	74	(236)
Change in the discount rate used to measure future policy benefits	(1,227)	5,482
Change in instrument-specific credit risk of market risk benefits	1	2
Foreign currency translation and other adjustments	4	(5)

Total other comprehensive income (loss)	(229)	1,276

Total comprehensive income (loss)	(135)	1,497
Less: comprehensive income (loss) attributable to noncontrolling interests	44	(11)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(179)	$1,508

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in
millions
)
(Unaudited)

	Three months ended March 31, 2023
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity

Balances as of December 31, 2022 (as adjusted)	$1	$11,869	$(2,617)	$1,197	$(2,764)	$7,686	$755	$8,441
Repurchase of subsidiary shares	—	—	—	—	—	—	(4)	(4)
Comprehensive income (loss):
Net income	—	—	—	62	—	62	32	94
Other comprehensive income (loss), net of taxes	—	—	(241)	—	—	(241)	12	(229)

Total comprehensive income (loss)						(179)	44	(135)
Treasury stock acquired in connection with share repurchases	—	—	—	—	(69)	(69)	—	(69)
Dividends to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Stock-based compensation expense and exercises and other	—	(6)	—	—	—	(6)	2	(4)

Balances as of March 31, 2023	$1	$11,863	$(2,858)	$1,259	$(2,833)	$7,432	$793	$8,225

	Three months ended March 31, 2022
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2021 (as adjusted)	$1	$11,858	$(5,881)	$199	$(2,700)	$3,477	$756	$4,233
Comprehensive income (loss):
Net income	—	—	—	191	—	191	30	221
Other comprehensive income (loss), net of taxes	—	—	1,317	—	—	1,317	(41)	1,276

Total comprehensive income (loss)						1,508	(11)	1,497
Stock-based compensation expense and exercises and other	—	(1)	—	—	—	(1)	—	(1)

Balances as of March 31, 2022 (as adjusted)	$1	$11,857	$(4,564)	$390	$(2,700)	$4,984	$745	$5,729

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Three months ended March 31,
	2023	2022
		(As adjusted)

Cash flows from (used by) operating activities:
Net income	$94	$221
Less loss from discontinued operations, net of taxes	—	2
Adjustments to reconcile net income to net cash from (used by) operating activities:
Amortization of fixed maturity securities discounts and premiums	(25)	(34)
Net investment (gains) losses	11	(42)
Changes in fair value of market risk benefits and associated hedges	17	(41)
Charges assessed to policyholders	(144)	(146)
Acquisition costs deferred	(2)	(4)
Amortization of deferred acquisition costs and intangibles	72	88
Deferred income taxes	37	67
Derivative instruments, limited partnerships and other	(84)	(105)
Stock-based compensation expense	15	10
Change in certain assets and liabilities:
Accrued investment income and other assets	(73)	(45)
Insurance reserves	273	290
Current tax liabilities	2	—
Other liabilities, policy and contract claims and other policy-related balances	(175)	(323)
Cash used by operating activities—discontinued operations	(1)	(30)

Net cash from (used by) operating activities	17	(92)

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	613	730
Commercial mortgage loans	154	115
Limited partnerships and other invested assets	31	51
Proceeds from sales of investments:
Fixed maturity and equity securities	441	581
Purchases and originations of investments:
Fixed maturity and equity securities	(685)	(969)
Commercial mortgage loans	(37)	(197)
Limited partnerships and other invested assets	(164)	(137)
Short-term investments, net	1	(50)
Policy loans, net	10	14

Net cash from investing activities	364	138

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	148	159
Withdrawals from universal life and investment contracts	(491)	(418)
Repayment and repurchase of long-term debt	(11)	(82)
Repurchase of subsidiary shares	(4)	—
Treasury stock acquired in connection with share repurchases	(68)	—
Dividends paid to noncontrolling interests	(4)	—
Other, net	2	15

Net cash used by financing activities	(428)	(326)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—

Net change in cash, cash equivalents and restricted cash	(47)	(280)
Cash, cash equivalents and restricted cash at beginning of period	1,799	1,571

Cash, cash equivalents and restricted cash at end of period	1,752	1,291
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$1,752	$1,291

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Formation of Genworth and Basis of Presentation
Genworth Holdings, Inc. (“Genworth Holdings”) (formerly known as Genworth Financial, Inc.) was incorporated in Delaware in 2003 in preparation for an initial public offering of its common stock, which was completed on May 28, 2004. On April 1, 2013, Genworth Holdings completed a holding company reorganization pursuant to which Genworth Holdings became a direct,

100
% owned subsidiary of a new public holding company that it had formed. The new public holding company was incorporated in Delaware on December
5
,
2012
, in connection with the reorganization, and was renamed Genworth Financial, Inc. (“Genworth Financial”) upon the completion of the reorganization.
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
Beginning in the first quarter of 2023, we changed our operating segments to better align with how we manage our business. The changes allow us to sharpen our focus on common aspects of products within each segment and enhance understanding of business performance. All prior period financial information has been re-presented
to reflect the reorganized segment reporting structure. Under the new reporting structure, we operate our business through the following three operating segments:

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

•
Long-Term Care Insurance
. Through our principal U.S. life insurance subsidiaries, we offer long-term care insurance products in the United States. Long-term care insurance products are intended to protect against the significant and escalating costs of long-term care services provided in the insured’s home or assisted living or nursing facilities.

•
Life and Annuities.
We service a variety of protection and retirement income products through our principal U.S. life insurance subsidiaries that are not actively marketed or sold. These products include traditional life insurance (term, universal and term universal life insurance as well as corporate-owned life insurance and funding agreements), fixed annuities and variable annuities, which include variable life insurance.

In addition to our three operating segments, we also have Corporate and Other which includes debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are reported outside of our operating segments, such as certain international businesses and discontinued operations. Corporate and Other also includes start-up
results related to
fee-based
services, care support and advice, clinical assessments and consulting offered by CareScout LLC (“CareScout”) to advance our senior care growth initiatives.
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

U.S. Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2022 Annual Report on Form
10-K.
Certain prior year amounts have been reclassified to conform to the current year presentation.
On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock. Pursuant to the program, during the three months ended March 31, 2023, Genworth Financial repurchased 11,224,848 shares of its common stock at an average price of $6.08 per share for a total cost of $69 million, including excise taxes and other costs paid in connection with acquiring the shares. The repurchased shares were recorded at cost and presented as treasury stock in a separate caption in equity in our condensed consolidated balance sheets. Genworth Financial also authorized share repurchases through a Rule
10b5-1
trading plan under which 9,121,315 shares of its common stock were repurchased during April 2023 at an average price of $5.48 per share for a total cost of $50 million before excise taxes, leaving approximately $168 million that may yet be purchased under the share repurchase program. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
(2) Accounting Changes
Accounting Pronouncements Recently Adopted
On January 1, 2023, we adopted new accounting guidance that significantly changed the recognition and measurement of long-duration insurance contracts, commonly known as long-duration targeted improvements (“LDTI”). This new accounting guidance directly impacted deferred acquisition costs (“DAC”), intangible assets and insurance assets and liabilities in our U.S. life insurance companies, and also significantly increased our disclosure requirements. While the new guidance has had a significant impact on existing U.S. GAAP financial statements and disclosures, it does not impact the cash flows or underlying economics of the business, business strategy, statutory net income (loss), risk-based capital of our U.S. life insurance companies, management of capital or our Enact segment and Corporate and Other.
We adopted this new accounting guidance using the modified retrospective transition method for all topics except for market risk benefits (“MRBs”), which was required to be applied using the retrospective transition method. The modified retrospective transition method generally results in applying the guidance to contracts on the basis of existing carrying values as of January 1, 2021 (the “Transition Date”). The new accounting guidance, for all topics, was applied as of the Transition Date with an adjustment to beginning retained earnings and accumulated other comprehensive income (loss). In addition, prior period financial information has been re-presented in accordance with the new accounting standard. As of the Transition Date, we decreased total

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

stockholders’ equity by $13.7 billion
after-tax.
The total decrease to stockholders’ equity included a reduction to retained earnings of $2.2 billion and a reduction in accumulated other comprehensive income (loss) of $11.5 billion. Our long-term care insurance business was the most significantly impacted from the adoption due to the requirement to remeasure the liability for future policy benefits and related reinsurance recoverables at the single-A
bond rate as of the Transition Date, which at that time was materially lower than the locked-in
discount rate. Refer to note 3 for further information about the cumulative effect adjustment recorded upon adoption of this new accounting guidance.
As a result of adopting this new accounting guidance, our insurance assets and liabilities have been sensitive to movements in interest rates, which will likely result in continued volatility to our stockholders’ equity. Refer to note 19 for additional detail related to the impact changes in interest rates have had on our accumulated other comprehensive income (loss) resulting from updating the discount rate used to measure the liability for future policy benefits and related reinsurance recoverables.
The key areas of change introduced by the adoption of LDTI and the related effect to our accounting policies are summarized in the table below. Less significant accounting policy changes from adopting LDTI are not included in the table below.

Key Area Impacted	Change to Accounting Policy	Policy Elections and Other Significant Matters
DAC and balances amortized on a basis consistent with DAC, including intangible assets and cost of reinsurance
DAC associated with long-duration insurance contracts is grouped into cohorts consistent with groupings used to estimate the related liability for future policy benefits and is amortized on a constant level basis over the expected contract term, which approximates straight-line. Assumptions used to amortize DAC are consistent with the assumptions used to estimate the liability for future policy benefits. Revised assumptions are recognized prospectively over the remaining term of the related contract. DAC and balances amortized on a basis consistent with DAC are no longer subject to impairment, shadow adjustments or recoverability testing; however, present value of future profits (“PVFP”) is still assessed for recoverability in connection with premium deficiency testing.

The constant level basis we use to amortize DAC by product is as follows:

•  long-term care insurance—total life count

•  life insurance—face amount

•  fixed and variable annuities—policy count

We apply the amortization rate at the beginning of the current reporting period, which reflects assumption updates, if applicable, and actual experience through the end of the current reporting period.

We have elected to amortize intangible assets associated with investment contracts, such as PVFP, in a manner consistent with DAC.

Cost of reinsurance is deferred and amortized in a manner consistent with DAC over the terms of the related reinsurance treaties.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Key Area Impacted	Change to Accounting Policy	Policy Elections and Other Significant Matters
MRBs, which include contracts or contract features that protect the policyholder’s account balance and expose the insurer to other-than-nominal capital market risk, such as guaranteed minimum death benefits (“GMDBs”), guaranteed minimum withdrawal benefits (“GMWBs”) and guaranteed payout annuity floor benefits (“GPAFs”)

MRBs are measured at fair value with changes related to instrument-specific credit risk recorded as a separate component in accumulated other comprehensive income (loss) and remaining changes recorded in net income (loss).
For additional details, see notes 7 and 13.

Liability for future policy benefits—level of aggregation
For the purpose of calculating the net premium ratio used to measure the liability for future policy benefits, long-duration insurance contracts are grouped into annual cohorts on the basis of original contract issue date. For acquired contracts, the acquisition date is considered the original contract issue date. The net premium ratio for long-duration traditional and limited payment contracts is the ratio of expected benefits less the existing carrying value of reserves to gross premiums.

Traditional and limited-payment long-duration insurance contracts are generally grouped into annual calendar-year cohorts based on the contract issue date, product type and company. Limited-payment contracts are grouped into cohorts separately from other traditional products and riders are combined with the associated base policies. Certain products may also be grouped by acquisition date for acquired contracts and reinsurance treaty effective date for reinsurance recoverables.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Key Area Impacted	Change to Accounting Policy	Policy Elections and Other Significant Matters
Liability for future policy benefits—cash flow assumptions
All cash flow assumptions used to estimate the liability for future policy benefits (including health care experience, policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured mortality (i.e., life expectancy or longevity) and insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates)) are reviewed at least annually in the same period each year or more frequently if actual experience indicates a change is required. Changes in cash flow assumptions are recorded using a retrospective approach with a cumulative catch-up adjustment by recalculating the net premium ratio (which is capped at 100%) using actual historical and updated future cash flow assumptions. The liability for future policy benefits is recalculated using the revised net premium ratio and locked-in discount rate as of the beginning of the current reporting period and compared to the carrying amount as of the beginning of the current reporting period using the previous net premium ratio and locked-in discount rate, with any difference recorded as a remeasurement gain (loss).

Cash flow assumptions no longer reflect a provision for adverse deviation, and the premium deficiency test and shadow adjustments are eliminated.

We calculate a single liability for future policy benefits and therefore, all cash flows, including benefit payments (such as claims in course of settlement and incurred claims) are aggregated. As a result, our U.S. life insurance companies elected to combine their previously disclosed liability for policy and contract claims, excluding amounts related to certain life and annuity products not subject to the new accounting guidance, within the liability for future policy benefits and present the aggregate liability as one line item in our condensed consolidated balance sheets.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Key Area Impacted	Change to Accounting Policy	Policy Elections and Other Significant Matters
Liability for future policy benefits—discount rate assumptions
The liability for future policy benefits is measured using two different discount rates, a current discount rate and a locked-in discount rate.

The current discount rate is used to remeasure the liability for future policy benefits recorded in the condensed consolidated balance sheets and is a current upper-medium grade fixed-income instrument yield, commonly interpreted to be a single-A rated bond rate, with the same duration as the corresponding liability.

The locked-in discount rate is used to determine the amounts recorded to net income (loss) and is held constant for the purpose of calculating the net premium ratio and interest accretion. The difference between the liability measured using the locked-in rate and the liability measured using the current rate is recorded in accumulated other comprehensive income (loss).

For policies in-force prior to the Transition Date, the locked-in discount rate is equal to the discount rate in effect immediately before the Transition Date. For contracts issued on or after the Transition Date, the locked-in discount rate is a single-A rated bond rate identified at inception of the contract.

The methodology used to determine the current discount rate assumption maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The current discount rate assumption is based on a single-A curve published by a market data service. For cash flows projected beyond the observable curve, we use estimation techniques consistent with Level 3 fair value measurements as defined in note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2022 Annual Report on Form 10-K to interpolate from the last observable rate to an estimated ultimate long-term rate.

For contracts issued on or after the Transition Date, the locked-in discount rate for each issue-year cohort is determined as a single discount rate, using the weighted-average monthly single-A fixed-income forward curves over the current calendar year.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Key Area Impacted	Change to Accounting Policy	Policy Elections and Other Significant Matters
Liability for future policy benefits—deferred profit liability
A deferred profit liability is established for limited-payment products at the time of contract issuance for any amount of gross premiums received in excess of net premiums, which is amortized into net income (loss) in proportion to insurance in-force for life insurance products and expected future benefit payments for fixed annuity products. Cash flow assumptions related to the deferred profit liability are consistent with the assumptions used to estimate the related liability for future policy benefits and are updated at the same time.

The deferred profit liability is recalculated using updated cash flow assumptions as of the beginning of the current reporting period and compared to the current carrying amount as of the beginning of the current reporting period, with any difference recorded in net income (loss).

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Key Area Impacted	Change to Accounting Policy	Policy Elections and Other Significant Matters
Policyholder account balances—additional insurance liabilities
Additional insurance liabilities are established for guarantees or certain product features not classified as MRBs or embedded derivatives. The calculation of additional insurance liabilities includes investment performance. Therefore, the impacts from net unrealized investment gains and losses on available for-sale investment securities backing additional insurance liabilities are required to be analyzed, as if those unrealized investment gains and losses were realized. These “shadow adjustments” result in the recognition of unrealized gains and losses on additional insurance liabilities in a manner consistent with unrealized gains and losses on available-for-sale investment securities, which are recorded in accumulated other comprehensive income (loss).
Annual premium deficiency testing is still required to be performed for our universal and term universal life insurance products.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the condensed consolidated balance sheet as of December 31, 2022 reflecting the impact of adopting LDTI on January 1, 2023:

		Effect of adopting LDTI
(Amounts in millions)	As originally reported	Eliminate shadow adjustments	Changes in measurement of assets and liabilities	Change in discount rate	Recognize MRBs	As adjusted

Assets
Total investments	$58,948	$—	$—	$—	$—	$58,948
Cash, cash equivalents and restricted cash	1,799	—	—	—	—	1,799
Accrued investment income	643	—	—	—	—	643
Deferred acquisition costs	2,200	(40)	51	—	—	2,211
Intangible assets	241	(8)	(30)	—	—	203
Reinsurance recoverable	16,495	—	1,180	1,470	(86)	19,059
Less: Allowance for credit losses	(60)	—	(3)	—	—	(63)

Reinsurance recoverable, net	16,435	—	1,177	1,470	(86)	18,996
Other assets	415	—	(89)	—	162	488
Deferred tax asset	1,344	(5)	488	110	31	1,968
Market risk benefit assets	—	—	—	—	26	26
Separate account assets	4,417	—	—	—	—	4,417

Total assets	$86,442	$(53)	$1,597	$1,580	$133	$89,699

Liabilities and equity
Liabilities:
Future policy benefits	$38,064	$(5)	$15,303	$1,987	$—	$55,349
Policyholder account balances	17,113	(67)	20	—	(502)	16,564
Market risk benefit liabilities	—	—	—	—	748	748
Liability for policy and contract claims	12,234	—	(11,551)	—	—	683
Unearned premiums	584	—	(381)	—	—	203
Other liabilities	1,672	—	—	—	3	1,675
Long-term borrowings	1,611	—	—	—	—	1,611
Separate account liabilities	4,417	—	—	—	—	4,417
Liabilities related to discontinued operations	8	—	—	—	—	8

Total liabilities	75,703	(72)	3,391	1,987	249	81,258

Commitments and contingencies

Equity:
Class A common stock	1	—	—	—	—	1
Additional paid-in capital	11,869	—	—	—	—	11,869
Accumulated other comprehensive income (loss)	(2,220)	19	—	(407)	(9)	(2,617)
Retained earnings	3,098	—	(1,794)	—	(107)	1,197
Treasury stock, at cost	(2,764)	—	—	—	—	(2,764)

Total Genworth Financial, Inc.’s stockholders’ equity	9,984	19	(1,794)	(407)	(116)	7,686
Noncontrolling interests	755	—	—	—	—	755

Total equity	10,739	19	(1,794)	(407)	(116)	8,441

Total liabilities and equity	$86,442	$(53)	$1,597	$1,580	$133	$89,699

1
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the condensed consolidated statement of income for the three months ended March 31, 2022 reflecting the impact of adopting LDTI on January 1, 2023:

		Effect of adopting LDTI
(Amounts in millions)	As originally reported	Change in amortization	Changes in measurement of insurance liabilities	Remeasurement (gains) losses	Change in MRBs	As adjusted

Revenues:
Premiums	$931	$—	$(14)	$—	$—	$917
Net investment income	764	—	—	—	—	764
Net investment gains (losses)	28	—	—	—	14	42
Policy fees and other income	169	(5)	—	—	6	170

Total revenues	1,892	(5)	(14)	—	20	1,893

Benefits and expenses:
Benefits and other changes in policy reserves	1,139	(5)	34	—	(3)	1,165
Liability remeasurement (gains) losses	—	—	—	(41)	—	(41)
Changes in fair value of market risk benefits and associated hedges	—	—	—	—	(41)	(41)
Interest credited	125	—	—	—	—	125
Acquisition and operating expenses, net of deferrals	271	—	9	—	—	280
Amortization of deferred acquisition costs and intangibles	92	(4)	—	—	—	88
Interest expense	26	—	—	—	—	26

Total benefits and expenses	1,653	(9)	43	(41)	(44)	1,602

Income from continuing operations before income taxes	239	4	(57)	41	64	291
Provision for income taxes	58	1	(13)	9	13	68

Income from continuing operations	181	3	(44)	32	51	223
Loss from discontinued operations, net of taxes	(2)	—	—	—	—	(2)

Net income	179	3	(44)	32	51	221
Less: net income from continuing operations attributable to noncontrolling interests	30	—	—	—	—	30
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—	—	—

Net income available to Genworth Financial, Inc.’s common stockholders	$149	$3	$(44)	$32	$51	$191

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$151	$3	$(44)	$32	$51	$193
Loss from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(2)	—	—	—	—	(2)

Net income available to Genworth Financial, Inc.’s common stockholders	$149	$3	$(44)	$32	$51	$191

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.30					$0.38

Diluted	$0.29					$0.37

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.29					$0.38

Diluted	$0.29					$0.37

Weighted-average common shares outstanding:
Basic	508.3					508.3

Diluted	517.4					517.4

1
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the cash flows from (used by) operating activities for the three months ended March 31, 2022 reflecting the impact of adopting LDTI on January 1, 2023:

		Effect of adopting LDTI
(Amounts in millions)	As originally reported	Change in amortization	Changes in measurement of insurance liabilities	Remeasurement (gains) losses	Change in MRBs	As adjusted

Cash flows from (used by) operating activities:
Net income	$179	$3	$(44)	$32	$51	$221
Less loss from discontinued operations, net of taxes	2	—	—	—	—	2
Adjustments to reconcile net income to net cash used by operating activities:
Amortization of fixed maturity securities discounts and premiums	(34)	—	—	—	—	(34)
Net investment (gains) losses	(28)	—	—	—	(14)	(42)
Changes in fair value of market risk benefits and associated hedges	—	—	—	—	(41)	(41)
Charges assessed to policyholders	(150)	—	4	—	—	(146)
Acquisition costs deferred	(2)	—	(2)	—	—	(4)
Amortization of deferred acquisition costs and intangibles	92	(4)	—	—	—	88
Deferred income taxes	57	1	(13)	9	13	67
Derivative instruments, limited partnerships and other	(105)	—	—	—	—	(105)
Stock-based compensation expense	10	—	—	—	—	10
Change in certain assets and liabilities:
Accrued investment income and other assets	(43)	—	(2)	—	—	(45)
Insurance reserves	249	—	91	(41)	(9)	290
Other liabilities, policy and contract claims and other policy-related balances	(289)	—	(34)	—	—	(323)
Cash used by operating activities—discontinued operations	(30)	—	—	—	—	(30)

Net cash used by operating activities	$(92)	$—	$—	$—	$—	$(92)

Accounting Pronouncements Not Yet Adopted
In June 2022, the Financial Accounting Standards Board issued new accounting guidance related to the fair value measurement of equity securities subject to contractual sale restrictions. The guidance clarifies existing fair value guidance on measuring the fair value of an equity security subject to contractual sale restrictions and adds new disclosures related to these securities. This guidance is currently effective for us on January 1, 2024 using the prospective method, with early adoption permitted, which we do not intend to elect. We do not expect a significant impact from this guidance on our condensed consolidated financial statements and disclosures.

1
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) Long-Duration Insurance Contracts Targeted Improvements
Transition Disclosures
On January 1, 2023, we adopted LDTI using the modified retrospective method for all topics except for MRBs, which was adopted using the retrospective method, as of January 1, 2021 or the Transition Date. When applying the new accounting guidance for MRBs, hindsight was applied where necessary to determine actuarial assumptions for MRBs primarily associated with variable annuities for certain older blocks of business issued before 2003 and certain small runoff blocks of business as observable data was not available. The modified retrospective approach for DAC and balances amortized on a basis consistent with DAC was applied before MRBs were retrospectively measured and, as a result, the historical DAC balances were carried over as of the Transition Date. In addition, we included rollforwards of activity for the year ended December 31, 2021 for DAC, PVFP, the liability for future policy benefits, policyholder account balances, additional insurance liabilities, MRBs and separate account liabilities in notes 8, 9, 10, 11, 12, 13 and 14, respectively, to provide additional information related to comparative post-transition impacts in the year of adoption only.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balances of and changes in the condensed consolidated balance sheet on January 1, 2021 from the adoption of LDTI:

		Effect of adopting LDTI
(Amounts in millions)	Balances as of December 31, 2020 (as reported)	Eliminate shadow adjustments	Changes in measurement of assets and liabilities	Change in discount rate	Recognize MRBs	Balances as of January 1, 2021 (as adjusted)
Assets
Total investments	$74,701	$—	$—	$—	$—	$74,701
Cash, cash equivalents and restricted cash	2,561	—	—	—	—	2,561
Accrued investment income	655	—	—	—	—	655
Deferred acquisition costs	1,487	1,322	—	—	—	2,809
Intangible assets	157	114	—	—	—	271
Reinsurance recoverable	16,864	—	1,214	10,149	(92)	28,135
Less: Allowance for credit losses	(45)	—	—	—	—	(45)

Reinsurance recoverable, net	16,819	—	1,214	10,149	(92)	28,090
Other assets	404	—	(89)	—	248	563
Deferred tax asset	65	(1,515)	481	4,629	105	3,765
Market risk benefit assets	—	—	—	—	22	22
Separate account assets	6,081	—	—	—	—	6,081
Assets related to discontinued operations	2,817	—	—	—	—	2,817

Total assets	$105,747	$(79)	$1,606	$14,778	$283	$122,335

Liabilities and equity
Liabilities:
Future policy benefits	$42,695	$(4,456)	$14,581	$31,916	$—	$84,736
Policyholder account balances	21,503	(1,229)	—	—	(641)	19,633
Market risk benefit liabilities	—	—	—	—	1,310	1,310
Liability for policy and contract claims	11,486	—	(10,725)	—	—	761
Unearned premiums	775	—	(468)	—	—	307
Other liabilities	1,614	—	—	—	4	1,618
Long-term borrowings	3,403	—	—	—	—	3,403
Separate account liabilities	6,081	—	—	—	—	6,081
Liabilities related to discontinued operations	2,370	—	—	—	—	2,370

Total liabilities	89,927	(5,685)	3,388	31,916	673	120,219

Commitments and contingencies

Equity:
Class A common stock	1	—	—	—	—	1
Additional paid-in capital	12,008	—	—	—	—	12,008
Accumulated other comprehensive income (loss)	4,425	5,606	—	(17,138)	(19)	(7,126)
Retained earnings	1,584	—	(1,782)	—	(371)	(569)
Treasury stock, at cost	(2,700)	—	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,318	5,606	(1,782)	(17,138)	(390)	1,614
Noncontrolling interests	502	—	—	—	—	502

Total equity	15,820	5,606	(1,782)	(17,138)	(390)	2,116

Total liabilities and equity	$105,747	$(79)	$1,606	$14,778	$283	$122,335

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the components of the transition adjustments within stockholders’ equity as of January 1, 2021 from the adoption of LDTI:

(Amounts in millions)	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Deferred acquisition costs	$1,322	$—	$1,322
Intangible assets	114	—	114
Reinsurance recoverable	10,149	1,201	11,350
Other assets	—	156	156
Future policy benefits	(27,460)	(3,464)	(30,924)
Policyholder account balances	1,229	—	1,229
Market risk benefits, net	(24)	(623)	(647)
Other liabilities	—	(4)	(4)
Deferred taxes	3,119	581	3,700

Total	$(11,551)	$(2,153)	$(13,704)

The cumulative effect adjustment recorded to accumulated other comprehensive income (loss) for DAC, intangible assets and the liability for policyholder account balances represents the elimination of previously recorded shadow adjustments related to unrealized gains and losses.
The cumulative effect adjustment recorded to accumulated other comprehensive income (loss) for the liability for future policy benefits and reinsurance recoverables relates to the higher discount rate in effect immediately prior to adoption compared to the lower single-A rated bond rate as of the Transition Date, partially offset by the elimination of previously recorded shadow adjustments related to unrealized gains and losses. The cumulative effect adjustment recorded to retained earnings for the liability for future policy benefits and reinsurance recoverables relates to cohorts with net premium ratios capped at

100
%
and single premium fixed payout annuity products with remeasured liability balances in excess of the carryover reserve. Net premium ratios are capped at 100% when gross premiums plus the existing carrying value of reserves immediately before the Transition Date are insufficient to cover actual or expected policy and contract benefits at the cohort level. A significant number of issue-year cohorts in our long-term care insurance business were capped at 100%. These cohorts are mostly comprised of older blocks, and due to the age of the policies, do not benefit from future in-force rate actions due to limited remaining premium paying periods. Additionally, due to the requirement to group policies by issue-year cohorts, future in-force rate actions related to policies issued in more profitable years cannot subsidize loss generating policies issued in earlier years.
The cumulative effect adjustment recorded to accumulated other comprehensive income (loss) for our net MRB liability relates to the cumulative effect of changes in the instrument-specific credit risk between the contract issue date and January 1, 2021. The difference between the fair value and the carrying amount of MRBs as of January 1, 2021, excluding the amounts recorded in accumulated other comprehensive income (loss), was recorded as a cumulative effect adjustment to retained earnings. Transition adjustments related to the recognition of reinsured MRBs is reflected as other assets and other liabilities.

2
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the balances of and changes in deferred acquisition costs on January 1, 2021 from the adoption of LDTI:

(Amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balances as of December 31, 2020	$—	$1,316	$3	$139	$1,458
Adjustment for removal of related balances in accumulated other comprehensive income (loss)	1,043	185	82	12	1,322

Adjusted balances as of January 1, 2021	$1,043	$1,501	$85	$151	2,780

Enact segment					29

Total deferred acquisition costs as of January 1, 2021					$2,809

The following table summarizes the balances of and changes in intangible assets, including present value of future profits and deferred sales inducements, on January 1, 2021 from the adoption of LDTI:

(Amounts in millions)	Life insurance	Fixed annuities	Variable annuities	Total
Balances as of December 31, 2020	$73	$7	$3	$83
Adjustment for removal of related balance in accumulated other comprehensive income (loss)	81	33	—	114

Adjusted balances as of January 1, 2021	$154	$40	$3	$197

The following table summarizes the balances of and changes in the liability for future policy benefits on January 1, 2021 from the adoption of LDTI:

(Amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities	Total
Balances as of December 31, 2020	$28,770	$2,101	$11,824	$42,695
Reclassify liability for policy and contract claims, unearned premiums and due premiums (1)	10,918	189	10	11,117
Change in discount rate assumptions	24,276	361	7,279	31,916
Change in cash flow assumptions (2)	3,246	(2)	264	3,508
Change in cash flow assumptions, effect of increase (decrease) of the deferred profit liability (2)	(173)	—	129	(44)
Adjustment for removal of related balances in accumulated other comprehensive income (loss)	(3,716)	—	(740)	(4,456)

Adjusted balances as of January 1, 2021	63,321	2,649	18,766	84,736
Less: reinsurance recoverable	11,476	834	13,699	26,009

Adjusted balances as of January 1, 2021, net of reinsurance	$51,845	$1,815	$5,067	$58,727

(1)
Upon adopting LDTI, we elected to combine our previously disclosed liability for policy and contract claims, unearned premiums and due premiums, excluding amounts related to mortgage insurance and certain life and annuity products not subject to the new accounting guidance, within the liability for future policy benefits and present the aggregate liability as one line item in our condensed consolidated balance sheets.

(2)
For limited-payment contracts, if the remeasured liability for future policy benefits under LDTI is (less) greater than the carrying value immediately before the Transition Date, the deferred profit liability is increased (decreased) with a corresponding (decrease) increase to the liability for future policy benefits.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the balances of and changes in the net liability position for MRBs on January 1, 2021 from the adoption of LDTI:

(Amounts in millions)	Fixed index annuities	Variable annuities	Total
Balances as of December 31, 2020	$71	$570	$641
Adjustment for the difference between carrying amount and fair value, except for the difference due to instrument-specific credit risk	39	584	623
Adjustment for the cumulative effect of changes in the instrument-specific credit risk since issuance	5	19	24

Total adjustment for the difference between carrying amount and fair value	44	603	647

Adjusted balances as of January 1, 2021	115	1,173	1,288
Less: reinsurance recoverable	—	244	244

Adjusted balances as of January 1, 2021, net of reinsurance	$115	$929	$1,044

2
3

GENW
ORTH
FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Earnings Per Share
Basic and diluted earnings per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2023	2022
Weighted-average common shares used in basic earnings per share calculations	492.3	508.3
Potentially dilutive securities:
Stock options, restricted stock units and other equity-based awards	7.8	9.1

Weighted-average common shares used in diluted earnings per share calculations	500.1	517.4

Income from continuing operations:
Income from continuing operations	$94	$223
Less: net income from continuing operations attributable to noncontrolling interests	32	30

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$62	$193

Basic per share	$0.13	$0.38

Diluted per share	$0.12	$0.37

Loss from discontinued operations:
Loss from discontinued operations, net of taxes	$—	$(2)
Less: net income from discontinued operations attributable to noncontrolling interests	—	—

Loss from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$—	$(2)

Basic per share	$—	$—

Diluted per share	$—	$—

Net income:
Income from continuing operations	$94	$223
Loss from discontinued operations, net of taxes	—	(2)

Net income	94	221
Less: net income attributable to noncontrolling interests	32	30

Net income available to Genworth Financial, Inc.’s common stockholders	$62	$191

Basic per share	$0.13	$0.38

Diluted per share	$0.12	$0.37

2
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2023	2022
Fixed maturity securities—taxable	$561	$580
Fixed maturity securities—non-taxable	1	1
Equity securities	2	2
Commercial mortgage loans	76	81
Policy loans	55	50
Limited partnerships	28	7
Other invested assets	68	63
Cash, cash equivalents, restricted cash and short-term investments	18	—

Gross investment income before expenses and fees	809	784
Expenses and fees	(22)	(20)

Net investment income	$787	$764

(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2023	2022

Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$3	$10
Realized losses	(19)	(18)

Net realized gains (losses) on available-for-sale fixed maturity securities	(16)	(8)
Net realized gains (losses) on equity securities sold	—	—
Net realized gains (losses) on limited partnerships	—	—

Total net realized investment gains (losses)	(16)	(8)

Net change in allowance for credit losses on available-for-sale fixed maturity securities	(15)	—
Write-down of available-for-sale fixed maturity securities (1)	—	(2)
Net unrealized gains (losses) on equity securities still held	11	(6)
Net unrealized gains (losses) on limited partnerships	—	35
Commercial mortgage loans	(2)	1
Derivative instruments (2)	12	19
Other	(1)	3

Net investment gains (losses)	$(11)	$42

(1)	Represents write-down of securities deemed uncollectible or that we intend to sell or will be required to sell prior to recovery of the amortized cost basis.
(2)	See note 6 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

See Note 2—Summary
of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale fixed maturity securities.
The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity investments as of and for the three months ended March 31, 2023:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance

Fixed maturity securities:
U.S. corporate	$—	$9	$—	$—	$—	$—	$—	$9
Commercial mortgage-backed	—	6	—	—	—	—	—	6

Total available-for-sale fixed maturity securities	$—	$15	$—	$—	$—	$—	$—	$15

There was no allowance for credit losses related to our
available-for-sale
fixed maturity securities as of and for the three months ended March 31, 2022.
(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on
available-for-sale
investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	March 31, 2023	December 31, 2022
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses (1)	$(3,058)	$(4,251)
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses (1)	(7)	—
Adjustments to policyholder contract balances	49	68
Income taxes, net	457	705

Net unrealized investment gains (losses)	(2,559)	(3,478)
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	(59)	(71)

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(2,500)	$(3,407)

(1)	Excludes foreign exchange.

2
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The change in net unrealized gains (losses) on
available-for-sale
investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the three months ended March 31:

(Amounts in millions)	2023	2022
Beginning balance	$(3,407)	$6,077
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	1,170	(5,130)
Adjustments to policyholder contract balances	(19)	83
Provision for income taxes	(245)	1,074

Change in unrealized gains (losses) on investment securities	906	(3,973)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(3) and $(2)	13	6

Change in net unrealized investment gains (losses)	919	(3,967)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	12	(41)

Ending balance	$(2,500)	$2,151

Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

2
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d) Fixed Maturity Securities
As of March 31, 2023, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,417	$141	$(117)	$—	$3,441
State and political subdivisions	2,635	32	(264)	—	2,403
Non-U.S. government	711	15	(96)	—	630
U.S. corporate:
Utilities	4,373	91	(375)	—	4,089
Energy	2,431	46	(178)	—	2,299
Finance and insurance	8,067	77	(784)	(6)	7,354
Consumer—non-cyclical	4,733	132	(306)	—	4,559
Technology and communications	3,259	60	(281)	—	3,038
Industrial	1,329	21	(105)	—	1,245
Capital goods	2,275	62	(142)	—	2,195
Consumer—cyclical	1,777	25	(128)	(3)	1,671
Transportation	1,149	39	(76)	—	1,112
Other	321	5	(16)	—	310

Total U.S. corporate	29,714	558	(2,391)	(9)	27,872

Non-U.S. corporate:
Utilities	812	—	(66)	—	746
Energy	1,018	27	(55)	—	990
Finance and insurance	2,099	39	(179)	—	1,959
Consumer—non-cyclical	654	4	(69)	—	589
Technology and communications	995	10	(83)	—	922
Industrial	898	16	(60)	—	854
Capital goods	577	7	(47)	—	537
Consumer—cyclical	242	1	(21)	—	222
Transportation	393	15	(24)	—	384
Other	885	22	(51)	—	856

Total non-U.S. corporate	8,573	141	(655)	—	8,059

Residential mortgage-backed	1,030	12	(57)	—	985
Commercial mortgage-backed	2,086	2	(251)	(6)	1,831
Other asset-backed	2,295	2	(137)	—	2,160

Total available-for-sale fixed maturity securities	$50,461	$903	$(3,968)	$(15)	$47,381

2
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

2
9

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of March 31, 2023:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1,552	$(113)	40	$75	$(4)	17	$1,627	$(117)	57
State and political subdivisions	871	(84)	137	785	(180)	150	1,656	(264)	287
Non-U.S. government	171	(9)	28	313	(87)	50	484	(96)	78
U.S. corporate	12,119	(931)	1,572	7,343	(1,453)	959	19,462	(2,384)	2,531
Non-U.S. corporate	3,435	(184)	431	2,449	(471)	344	5,884	(655)	775
Residential mortgage-backed	307	(17)	95	231	(40)	74	538	(57)	169
Commercial mortgage-backed	854	(78)	112	907	(173)	151	1,761	(251)	263
Other asset-backed	681	(17)	170	1,346	(120)	256	2,027	(137)	426

Total for fixed maturity securities in an unrealized loss position	$19,990	$(1,433)	2,585	$13,449	$(2,528)	2,001	$33,439	$(3,961)	4,586

% Below cost:
<20% Below cost	$19,567	$(1,309)	2,536	$10,090	$(1,400)	1,541	$29,657	$(2,709)	4,077
20%-50% Below cost	423	(124)	49	3,359	(1,128)	460	3,782	(1,252)	509

Total for fixed maturity securities in an unrealized loss position	$19,990	$(1,433)	2,585	$13,449	$(2,528)	2,001	$33,439	$(3,961)	4,586

Investment grade	$19,377	$(1,399)	2,506	$12,475	$(2,359)	1,851	$31,852	$(3,758)	4,357
Below investment grade	613	(34)	79	974	(169)	150	1,587	(203)	229

Total for fixed maturity securities in an unrealized loss position	$19,990	$(1,433)	2,585	$13,449	$(2,528)	2,001	$33,439	$(3,961)	4,586

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of March 31, 2023:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$1,444	$(154)	205	$946	$(221)	141	$2,390	$(375)	346
Energy	966	(62)	141	637	(116)	80	1,603	(178)	221
Finance and insurance	3,538	(288)	463	2,302	(494)	286	5,840	(782)	749
Consumer—non-cyclical	1,978	(154)	215	827	(152)	101	2,805	(306)	316
Technology and communications	1,464	(83)	186	977	(198)	137	2,441	(281)	323
Industrial	585	(43)	69	317	(62)	43	902	(105)	112
Capital goods	850	(64)	108	503	(78)	62	1,353	(142)	170
Consumer—cyclical	681	(36)	109	525	(87)	67	1,206	(123)	176
Transportation	498	(43)	60	221	(33)	33	719	(76)	93
Other	115	(4)	16	88	(12)	9	203	(16)	25

Subtotal, U.S. corporate securities	12,119	(931)	1,572	7,343	(1,453)	959	19,462	(2,384)	2,531

Non-U.S. corporate:
Utilities	438	(20)	44	251	(46)	29	689	(66)	73
Energy	358	(14)	43	229	(41)	23	587	(55)	66
Finance and insurance	810	(39)	128	732	(140)	103	1,542	(179)	231
Consumer—non-cyclical	296	(18)	31	224	(51)	31	520	(69)	62
Technology and communications	521	(40)	58	204	(43)	36	725	(83)	94
Industrial	292	(14)	43	247	(46)	32	539	(60)	75
Capital goods	193	(13)	22	196	(34)	30	389	(47)	52
Consumer—cyclical	103	(6)	11	93	(15)	18	196	(21)	29
Transportation	103	(3)	13	111	(21)	19	214	(24)	32
Other	321	(17)	38	162	(34)	23	483	(51)	61

Subtotal, non-U.S. corporate securities	3,435	(184)	431	2,449	(471)	344	5,884	(655)	775

Total for corporate securities in an unrealized loss position	$15,554	$(1,115)	2,003	$9,792	$(1,924)	1,303	$25,346	$(3,039)	3,306

3
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We did not recognize an allowance for credit losses on securities in an unrealized loss position included in the tables above. Based on a qualitative and quantitative review of the issuers of the securities, we believe the decline in fair value was largely due to increased interest rates and widening credit spreads and was not indicative of credit losses. The issuers continue to make timely principal and interest payments. For all securities in an unrealized loss position without an allowance for credit losses, we expect to recover the amortized cost based on our estimate of the amount and timing of cash flows to be collected. We do not intend to sell nor do we expect that we will be required to sell these securities prior to recovering our amortized cost.
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of December 31, 2022:

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

3
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual investment securities had been in a continuous unrealized loss position, based on industry, as of December 31, 2022:

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

3
3

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of March 31, 2023 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(Amounts in millions)	cost or cost	Fair value
Due one year or less	$1,337	$1,328
Due after one year through five years	8,543	8,245
Due after five years through ten years	12,640	11,746
Due after ten years	22,530	21,086

Subtotal	45,050	42,405
Residential mortgage-backed	1,030	985
Commercial mortgage-backed	2,086	1,831
Other asset-backed	2,295	2,160

Total	$50,461	$47,381

As of March 31, 2023, securities issued by finance and insurance, consumer—non-cyclical,
utilities and technology and communications industry groups represented approximately 27%, 14%, 13% and 11%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of March 31, 2023, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
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
We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	March 31, 2023		December 31, 2022
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,855	42%	$2,916	42%
Office	1,549	22	1,579	22
Industrial	1,449	21	1,456	21
Apartments	549	8	561	8
Mixed use	365	5	371	5
Other	148	2	149	2

Subtotal	6,915	100%	7,032	100%

Allowance for credit losses	(24)		(22)

Total	$6,891		$7,010

3
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2023		December 31, 2022
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total

Geographic region:
South Atlantic	$1,788	26%	$1,809	26%
Pacific	1,324	19	1,340	19
Mountain	1,013	15	1,023	15
Middle Atlantic	953	14	988	14
West South Central	572	8	578	8
East North Central	448	6	454	6
West North Central	419	6	438	6
East South Central	216	3	218	3
New England	182	3	184	3

Subtotal	6,915	100%	7,032	100%

Allowance for credit losses	(24)		(22)

Total	$6,891		$7,010

As of March 31, 2023 and December 31, 2022, we had no commercial mortgage loans past due or on non-accrual
status. For a discussion of our policy related to placing commercial mortgage loans on non-accrual
status, see Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2022 Annual Report on Form
10-K.
During the three months ended March 31, 2023 and the year ended December 31, 2022, we did not have any loan modifications or extensions associated with borrowers experiencing financial difficulty that resulted in the consideration of whether to establish a new loan or to continue accounting for the modification or extension under the existing loan.
The following table sets forth the allowance for credit losses related to commercial mortgage loans as of and for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2023	2022
Allowance for credit losses:
Beginning balance	$22	$26
Provision	2	(1)
Write-offs	—	—
Recoveries	—	—

Ending balance	$24	$25

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
The following tables set
forth
commercial mortgage loans by year of origination and credit quality indicator as of March 31, 2023:

(Amounts in millions)	2023	2022	2021	2020	2019	2018 and prior	Total
Debt-to-value:
0% - 50%	$—	$41	$40	$98	$119	$2,068	$2,366
51% - 60%	—	57	97	68	147	957	1,326
61% - 75%	37	845	785	324	431	765	3,187
76% - 100%	—	—	—	—	8	28	36
Greater than 100%	—	—	—	—	—	—	—

Total amortized cost	$37	$943	$922	$490	$705	$3,818	$6,915

Debt service coverage ratio:
Less than 1.00	$—	$7	$9	$6	$47	$184	$253
1.00 - 1.25	14	17	1	16	19	214	281
1.26 - 1.50	9	288	70	65	162	483	1,077
1.51 - 2.00	14	578	610	204	268	1,390	3,064
Greater than 2.00	—	53	232	199	209	1,547	2,240

Total amortized cost	$37	$943	$922	$490	$705	$3,818	$6,915

3
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the
debt-to-value
of commercial mortgage loans by property type as of the dates indicated:

	March 31, 2023
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$860	$692	$1,275	$28	$—	$2,855
Office	462	252	835	—	—	1,549
Industrial	683	203	563	—	—	1,449
Apartments	180	83	278	8	—	549
Mixed use	94	87	184	—	—	365
Other	87	9	52	—	—	148

Total amortized cost	$2,366	$1,326	$3,187	$36	$—	$6,915

% of total	34%	19%	46%	1%	—%	100%

Weighted-average debt service coverage ratio	2.35	1.93	1.62	1.59	—	1.93

	December 31, 2022
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$907	$649	$1,332	$28	$—	$2,916
Office	445	272	848	14	—	1,579
Industrial	668	243	545	—	—	1,456
Apartments	184	90	279	8	—	561
Mixed use	93	79	199	—	—	371
Other	88	9	52	—	—	149

Total amortized cost	$2,385	$1,342	$3,255	$50	$—	$7,032

% of total	34%	19%	46%	1%	—%	100%

Weighted-average debt service coverage ratio	2.35	1.95	1.63	1.34	—	1.93

3
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	March 31, 2023
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total

Property type:
Retail	$87	$72	$526	$1,368	$802	$2,855
Office	67	138	154	659	531	1,549
Industrial	19	44	190	582	614	1,449
Apartments	14	11	149	234	141	549
Mixed use	25	14	49	188	89	365
Other	41	2	9	33	63	148

Total amortized cost	$253	$281	$1,077	$3,064	$2,240	$6,915

% of total	4%	4%	16%	44%	32%	100%

Weighted-average debt-to-value	60%	62%	63%	60%	44%	55%

	December 31, 2022
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$88	$68	$560	$1,380	$820	$2,916
Office	81	131	155	666	546	1,579
Industrial	20	44	194	574	624	1,456
Apartments	14	11	150	242	144	561
Mixed use	25	16	50	190	90	371
Other	42	2	9	33	63	149

Total amortized cost	$270	$272	$1,118	$3,085	$2,287	$7,032

% of total	4%	4%	16%	44%	32%	100%

Weighted-average debt-to-value	61%	62%	63%	60%	44%	56%

(f)
Limited
Partnerships or Similar Entities
Investments in limited partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing
member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of March 31, 2023 and December 31, 2022, the total carrying value of these investments was $2,335 million and $2,230 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.

3
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	March 31, 2023	December 31, 2022	Balance sheet classification	March 31, 2023	December 31, 2022
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$42	$24	Other liabilities	$389	$522
Foreign currency swaps	Other invested assets	17	20	Other liabilities	1	—

Total cash flow hedges		59	44		390	522

Total derivatives designated as hedges		59	44		390	522

Derivatives not designated as hedges
Equity index options	Other invested assets	10	6	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (1)	184	202
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (2)	15	15

Total derivatives not designated as hedges		10	6		199	217

Total derivatives		$69	$50		$589	$739

(1)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(2)	Represents the embedded derivatives associated with our indexed universal life liabilities.

The fair value of derivative positions presented above was not offset by the respective collateral amounts received or provided under these agreements.

3
9

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for fixed index annuity embedded derivatives and indexed universal life embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2022	Additions	Maturities/ terminations	March 31, 2023
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,542	$669	$(42)	$9,169
Foreign currency swaps	Notional	144	—	(13)	131

Total cash flow hedges		8,686	669	(55)	9,300

Total derivatives designated as hedges		8,686	669	(55)	9,300

Derivatives not designated as hedges
Equity index options	Notional	936	194	(277)	853
Financial futures	Notional	1,403	1,478	(1,445)	1,436

Total derivatives not designated as hedges		2,339	1,672	(1,722)	2,289

Total derivatives		$11,025	$2,341	$(1,777)	$11,589

(Number of policies)	Measurement	December 31, 2022	Additions	Maturities/ terminations	March 31, 2023
Derivatives not designated as hedges
Fixed index annuity embedded derivatives	Policies	7,315	—	(504)	6,811
Indexed universal life embedded derivatives	Policies	771	—	(6)	765
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended March 31, 2023:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income

Interest rate swaps hedging assets	$146	$54	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	5	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(1)	Interest expense	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	—	2	Net investment gains (losses)	—	Net investment gains (losses)

Total	$145	$61		$—

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended March 31, 2022:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(250)	$55	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(2)	1	Net investment income	—	Net investment gains (losses)

Total	$(252)	$57		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2023	2022
Derivatives qualifying as effective accounting hedges as of January 1	$1,200	$2,025
Current period increases (decreases) in fair value, net of deferred taxes of $(31) and $53	114	(199)
Reclassification to net (income), net of deferred taxes of $21 and $20	(40)	(37)

Derivatives qualifying as effective accounting hedges as of March 31	$1,274	$1,789

The total of derivatives designated as cash flow hedges of $1,274 million, net of taxes, recorded in stockholders’ equity as of March 31, 2023 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $143 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the three months ended March 31, 2023 and 2022, we reclassified $5 million and $3 million, respectively, to net income in connection with forecasted transactions that were no longer considered probable of occurring.
Derivatives Not Designated As Hedges
We enter into certain
non-qualifying
derivative instruments such as equity index options and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits, fixed index annuities and indexed universal life. Additionally, our fixed index annuity and indexed universal life insurance products with certain features are required to be bifurcated as embedded derivatives.
The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended March 31,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2023	2022
Equity index options	$1	$(6)	Net investment gains (losses)
Financial futures	(2)	(47)	Changes in fair value of market risk benefits and associated hedges
Fixed index annuity embedded derivatives	(2)	12	Net investment gains (losses)
Indexed universal life embedded derivatives	5	11	Net investment gains (losses)

Total derivatives not designated as hedges	$2	$(30)

4
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	March 31, 2023			December 31, 2022
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$69	$390	$(321)	$50	$522	$(472)
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	69	390	(321)	50	522	(472)
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(33)	(33)	—	(25)	(25)	—
Collateral received	(26)	—	(26)	(21)	—	(21)
Collateral pledged	—	(1,023)	1,023	—	(1,095)	1,095
Over collateralization	—	666	(666)	—	598	(598)

Net amount	$10	$—	$10	$4	$—	$4

(1)	Does not include amounts related to embedded derivatives as of March 31, 2023 and December 31, 2022.
(2)
Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

(7) Fair Value of Financial Instruments
Recurring Fair Value Measurements
We have fixed maturity securities, equity securities, limited partnerships, derivatives, short-term investments, embedded derivatives, separate account assets, MRBs and certain other financial instruments, which are carried at fair value. Below is a description of the valuation techniques and inputs used to determine fair value by class of instrument.
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

4
3

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of March 31, 2023.
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
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the inputs used for our financial instruments carried at fair value based on the level in which instruments are classified is included below. We have combined certain classes of instruments together as the nature of the inputs is similar.
Level 1 measurements
Equity securities.
The primary inputs to the valuation of exchange-traded equity securities include quoted prices for the identical instrument.
Separate account assets.
The fair value of separate account assets is based on the quoted prices of the underlying fund investments and, therefore, represents Level 1 pricing.
Level 2 measurements
Fixed maturity securities

•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, 89% of our portfolio was priced using third-party pricing services as of March 31, 2023. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of March 31, 2023:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$3,441	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,344	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$630	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$24,240	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$6,419	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$977	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$1,819	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$2,065	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Internal models:
A portion of our U.S. corporate and
non-U.S.
corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,517 million and $813 million, respectively, as of March 31, 2023. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

Equity securities.
The
primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.
Short-term investments.
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Fixed maturity securities

•
Broker quotes:
A portion of our state and political subdivisions, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $229 million as of March 31, 2023.

•
Internal models:
A portion of our state and political subdivisions, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $2,887 million as of March 31, 2023.

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
Market risk benefits
MRBs are contracts or contract features that provide protection to the contractholder from other-than-nominal capital market risk while exposing us to other-than-nominal capital market risk. MRBs include certain contract features on fixed and variable annuity products that provide minimum guarantees, in addition to the policyholder account balance, such as GMDBs, GMWBs and GPAFs. MRBs are measured at fair value using an income-based valuation model based on current net amounts at risk, market data, experience and other factors. See note 2 for a discussion of our policy for recording changes in fair value of MRBs.
MRB assets and liabilities for minimum guarantees are valued and presented separately from the related separate account and policyholder account balances.
Fixed index annuities
The valuation of fixed index annuities MRBs, which includes GMWB features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB withdrawal utilization, lapses and mortality), equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our fixed index annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the fixed index annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. As a result of our assumptions for GMWB withdrawal utilization, expected future interest credited and non-performance risk being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases or GMWB withdrawal utilization increases, the value of our fixed index annuities MRB liability will increase. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of March 31, 2023, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 13 for additional details related to the changes in the fair value measurement of fixed index annuities MRBs as of March 31, 2023 and 2022.
Variable annuities
The valuation of our variable annuities MRBs, which includes GMWB, GMDB and GPAF features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB withdrawal utilization, lapses and mortality), equity index volatility, interest rates, equity index and fund correlation and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our variable annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the variable annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. We classify the variable annuities MRBs valuation as Level 3 based on having significant unobservable inputs, with policyholder behavior (GMWB withdrawal utilization and lapses), equity index volatility and non-performance risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the variable annuities MRBs will

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

increase. An increase in our lapse assumption would decrease the fair value of the variable annuities MRBs, whereas an increase in our GMWB withdrawal utilization rate would increase the fair value. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of March 31, 2023, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 13 for additional details related to the changes in the fair value measurement of variable annuities MRBs as of March 31, 2023 and 2022.
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
Equity index options.
We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of March 31, 2023, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

was determined using an income approach. The primary inputs into the valuation represented the forward foreign currency exchange rates, which are generally considered observable inputs and resulted in the derivative being classified as Level 2.
Fixed index annuity and indexed universal life embedded derivatives
We have fixed index annuity and indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of March 31, 2023, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2023
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,441	$—	$3,441	$—	$—
State and political subdivisions	2,403	—	2,344	59	—
Non-U.S. government	630	—	630	—	—
U.S. corporate:
Utilities	4,089	—	3,230	859	—
Energy	2,299	—	2,184	115	—
Finance and insurance	7,354	—	6,657	697	—
Consumer—non-cyclical	4,559	—	4,490	69	—
Technology and communications	3,038	—	3,026	12	—
Industrial	1,245	—	1,223	22	—
Capital goods	2,195	—	2,161	34	—
Consumer—cyclical	1,671	—	1,544	127	—
Transportation	1,112	—	1,088	24	—
Other	310	—	154	156	—

Total U.S. corporate	27,872	—	25,757	2,115	—

Non-U.S. corporate:
Utilities	746	—	448	298	—
Energy	990	—	871	119	—
Finance and insurance	1,959	—	1,828	131	—
Consumer—non-cyclical	589	—	516	73	—
Technology and communications	922	—	896	26	—
Industrial	854	—	779	75	—
Capital goods	537	—	485	52	—
Consumer—cyclical	222	—	213	9	—
Transportation	384	—	362	22	—
Other	856	—	834	22	—

Total non-U.S. corporate	8,059	—	7,232	827	—

Residential mortgage-backed	985	—	977	8	—
Commercial mortgage-backed	1,831	—	1,819	12	—
Other asset-backed	2,160	—	2,065	95	—

Total fixed maturity securities	47,381	—	44,265	3,116	—

Equity securities	364	286	45	33	—
Limited partnerships	1,901	—	—	22	1,879
Other invested assets:
Derivative assets:
Interest rate swaps	42	—	42	—	—
Foreign currency swaps	17	—	17	—	—
Equity index options	10	—	—	10	—

Total derivative assets	69	—	59	10	—

Short-term investments	7	—	7	—	—

Total other invested assets	76	—	66	10	—

Separate account assets	4,479	4,479	—	—	—

Total assets	$54,201	$4,765	$44,376	$3,181	$1,879

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

5
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2022
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,341	$—	$3,341	$—	$—
State and political subdivisions	2,399	—	2,344	55	—
Non-U.S. government	645	—	645	—	—
U.S. corporate:
Utilities	3,898	—	3,056	842	—
Energy	2,262	—	2,146	116	—
Finance and insurance	7,193	—	6,506	687	—
Consumer—non-cyclical	4,457	—	4,375	82	—
Technology and communications	2,947	—	2,923	24	—
Industrial	1,197	—	1,175	22	—
Capital goods	2,138	—	2,104	34	—
Consumer—cyclical	1,617	—	1,504	113	—
Transportation	1,100	—	1,057	43	—
Other	310	—	151	159	—

Total U.S. corporate	27,119	—	24,997	2,122	—

Non-U.S. corporate:
Utilities	740	—	445	295	—
Energy	960	—	842	118	—
Finance and insurance	1,946	—	1,821	125	—
Consumer—non-cyclical	566	—	493	73	—
Technology and communications	894	—	868	26	—
Industrial	818	—	770	48	—
Capital goods	546	—	451	95	—
Consumer—cyclical	276	—	212	64	—
Transportation	375	—	355	20	—
Other	889	—	868	21	—

Total non-U.S. corporate	8,010	—	7,125	885	—

Residential mortgage-backed	995	—	973	22	—
Commercial mortgage-backed	1,908	—	1,896	12	—
Other asset-backed	2,166	—	2,072	94	—

Total fixed maturity securities	46,583	—	43,393	3,190	—

Equity securities	319	239	46	34	—
Limited partnerships	1,816	—	—	24	1,792
Other invested assets:
Derivative assets:
Interest rate swaps	24	—	24	—	—
Foreign currency swaps	20	—	20	—	—
Equity index options	6	—	—	6	—

Total derivative assets	50	—	44	6	—

Short-term investments	3	—	3	—	—

Total other invested assets	53	—	47	6	—

Separate account assets	4,417	4,417	—	—	—

Total assets	$53,188	$4,656	$43,486	$3,254	$1,792

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

5
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Beginning balance as of January 1, 2023	Total realized and unrealized gains (losses)								Ending balance as of March 31, 2023	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI

Fixed maturity securities:
State and political subdivisions	$55	$1	$3	$—	$—	$—	$—	$—	$—	$59	$1	$3
U.S. corporate:
Utilities	842	—	11	40	(9)	—	—	—	(25)	859	—	10
Energy	116	—	1	—	(1)	—	(1)	—	—	115	—	2
Finance and insurance	687	—	3	15	—	—	(5)	—	(3)	697	—	4
Consumer—non-cyclical	82	—	1	—	—	—	(14)	—	—	69	—	1
Technology and communications	24	—	1	—	—	—	—	—	(13)	12	—	—
Industrial	22	—	—	—	—	—	—	—	—	22	—	—
Capital goods	34	—	—	—	—	—	—	—	—	34	—	1
Consumer—cyclical	113	—	2	—	—	—	(1)	13	—	127	—	2
Transportation	43	—	1	—	—	—	(20)	—	—	24	—	—
Other	159	—	—	—	—	—	(3)	—	—	156	—	—

Total U.S. corporate	2,122	—	20	55	(10)	—	(44)	13	(41)	2,115	—	20

Non-U.S. corporate:
Utilities	295	—	5	3	—	—	(5)	—	—	298	—	5
Energy	118	—	2	—	—	—	(1)	—	—	119	—	2
Finance and insurance	125	1	5	—	—	—	—	—	—	131	1	4
Consumer—non-cyclical	73	—	—	—	—	—	—	—	—	73	—	1
Technology and communications	26	—	—	—	—	—	—	—	—	26	—	—
Industrial	48	—	2	25	—	—	—	—	—	75	—	2
Capital goods	95	1	4	—	(12)	—	(36)	—	—	52	—	2
Consumer—cyclical	64	—	6	—	(6)	—	(55)	—	—	9	—	1
Transportation	20	—	1	1	—	—	—	—	—	22	—	1
Other	21	—	1	—	—	—	—	—	—	22	—	—

Total non-U.S. corporate	885	2	26	29	(18)	—	(97)	—	—	827	1	18

Residential mortgage-backed	22	—	1	—	—	—	—	—	(15)	8	—	—
Commercial mortgage-backed	12	—	—	—	—	—	—	—	—	12	—	—
Other asset-backed	94	—	2	2	—	—	(1)	—	(2)	95	—	2

Total fixed maturity securities	3,190	3	52	86	(28)	—	(142)	13	(58)	3,116	2	43

Equity securities	34	—	—	—	(1)	—	—	—	—	33	—	—
Limited partnerships	24	(2)	—	—	—	—	—	—	—	22	(2)	—
Other invested assets:
Derivative assets:
Equity index options	6	1	—	3	—	—	—	—	—	10	1	—

Total derivative assets	6	1	—	3	—	—	—	—	—	10	1	—

Total other invested assets	6	1	—	3	—	—	—	—	—	10	1	—

Total Level 3 assets	$3,254	$2	$52	$89	$(29)	$—	$(142)	$13	$(58)	$3,181	$1	$43

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

5
3

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2022	Total realized and unrealized gains (losses)								Ending balance as of March 31, 2022	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI

Fixed maturity securities:
State and political subdivisions	$82	$1	$(12)	$—	$—	$—	$—	$—	$—	$71	$1	$(12)
Non-U.S. government	2	—	—	—	(1)	—	—	—	—	1	—	—
U.S. corporate:
Utilities	950	—	(73)	35	—	—	—	—	—	912	—	(73)
Energy	76	—	(4)	—	—	—	—	—	—	72	—	(4)
Finance and insurance	685	—	(56)	66	—	—	(2)	—	(17)	676	—	(55)
Consumer—non-cyclical	104	—	(5)	—	—	—	(7)	—	—	92	—	(6)
Technology and communications	29	—	(1)	—	—	—	—	—	—	28	—	(1)
Industrial	37	—	(2)	—	—	—	—	—	—	35	—	(2)
Capital goods	45	—	(4)	—	—	—	—	—	—	41	—	(3)
Consumer—cyclical	137	—	(8)	—	—	—	(2)	—	—	127	—	(8)
Transportation	64	—	(3)	5	—	—	(2)	—	—	64	—	(3)
Other	254	—	(11)	—	—	—	(4)	—	(17)	222	—	(10)

Total U.S. corporate	2,381	—	(167)	106	—	—	(17)	—	(34)	2,269	—	(165)

Non-U.S. corporate:
Utilities	345	—	(21)	10	—	—	—	—	—	334	—	(21)
Energy	145	—	(7)	—	—	—	—	—	—	138	—	(7)
Finance and insurance	160	1	(18)	—	—	—	—	—	—	143	1	(18)
Consumer—non-cyclical	63	—	(3)	—	—	—	—	—	—	60	—	(3)
Technology and communications	28	—	(1)	—	—	—	—	—	—	27	—	(1)
Industrial	93	—	(6)	—	—	—	—	—	(13)	74	—	(4)
Capital goods	173	—	(8)	—	—	—	(33)	—	—	132	—	(8)
Consumer—cyclical	76	—	(7)	—	—	—	—	17	—	86	—	(7)
Transportation	53	—	(2)	—	—	—	(29)	—	—	22	—	(2)
Other	26	—	(2)	—	—	—	—	—	—	24	—	(2)

Total non-U.S. corporate	1,162	1	(75)	10	—	—	(62)	17	(13)	1,040	1	(73)

Residential mortgage-backed	27	—	(1)	9	—	—	(1)	4	(5)	33	—	—
Commercial mortgage-backed	16	—	(1)	—	—	—	—	—	—	15	—	(1)
Other asset-backed	138	—	(7)	6	—	—	(3)	—	(34)	100	—	(5)

Total fixed maturity securities	3,808	2	(263)	131	(1)	—	(83)	21	(86)	3,529	2	(256)

Equity securities	37	—	—	—	—	—	—	—	(1)	36	—	—
Limited partnerships	26	—	—	—	—	—	—	—	—	26	—	—
Other invested assets:
Derivative assets:
Equity index options	42	(6)	—	5	—	—	(11)	—	—	30	(3)	—

Total derivative assets	42	(6)	—	5	—	—	(11)	—	—	30	(3)	—

Total other invested assets	42	(6)	—	5	—	—	(11)	—	—	30	(3)	—

Total Level 3 assets	$3,913	$(4)	$(263)	$136	$(1)	$—	$(94)	$21	$(87)	$3,621	$(1)	$(256)

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

5
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and l os
ses were presented for the three months ended March 31:

(Amounts in millions)	2023	2022
Total realized and unrealized gains (losses) included in net income:
Net investment income	$3	$2
Net investment gains (losses)	(1)	(6)

Total	$2	$(4)

Net gains (losses) included in net income attributable to assets still held:
Net investment income	$2	$2
Net investment gains (losses)	(1)	(3)

Total	$1	$(1)

The amount presented for realized and unrealized gains (losses) included in net income for fixed maturity securities primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

5
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2023:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted- average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$830	Credit spreads	71 bps - 258 bps	180bps
Energy	Internal models	46	Credit spreads	152bps - 291 bps	213bps
Finance and insurance	Internal models	685	Credit spreads	108 bps - 391 bps	248bps
Consumer—non-cyclical	Internal models	69	Credit spreads	115 bps - 291 bps	181bps
Technology and communications	Internal models	12	Credit spreads	100 bps - 141 bps	117bps
Industrial	Internal models	22	Credit spreads	151 bps - 242 bps	176bps
Capital goods	Internal models	34	Credit spreads	100 bps - 215 bps	170bps
Consumer—cyclical	Internal models	127	Credit spreads	115 bps - 226 bps	165bps
Transportation	Internal models	24	Credit spreads	59 bps - 193 bps	134bps
Other	Internal models	108	Credit spreads	123 bps - 169 bps	130bps

Total U.S. corporate	Internal models	$1,957	Credit spreads	59 bps - 391 bps	200bps

Non-U.S. corporate:
Utilities	Internal models	$298	Credit spreads	97 bps - 212 bps	157bps
Energy	Internal models	112	Credit spreads	125 bps - 242 bps	181bps
Finance and insurance	Internal models	130	Credit spreads	152 bps - 358 bps	176bps
Consumer—non-cyclical	Internal models	71	Credit spreads	84 bps - 168 bps	128bps
Technology and communications	Internal models	25	Credit spreads	125 bps - 160 bps	147bps
Industrial	Internal models	74	Credit spreads	100 bps - 235 bps	178bps
Capital goods	Internal models	52	Credit spreads	84 bps - 291 bps	154bps
Transportation	Internal models	20	Credit spreads	151 bps - 201 bps	160bps
Other	Internal models	22	Credit spreads	101 bps - 172 bps	148bps

Total non-U.S. corporate	Internal models	$804	Credit spreads	84 bps - 358 bps	162bps

Derivative assets:
Equity index options	Discounted cash flows	$10	Equity index volatility	6% - 25%	20%
			Lapse rate	2% - 10%	7%
			Non-performance risk (counterparty credit risk)	43 bps - 83 bps	69bps
Other assets (2)	Cash flow model	$154	Equity index volatility	17% - 31%	23%

(1)
Unobservable inputs weighted by the relative fair value of the associated instrument for fixed maturity securities, notional for derivative assets and the policyholder account balances associated with the instrument for the net reinsured portion of our variable annuity MRBs.

(2)	Represents the net reinsured portion of our variable annuity MRBs.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain
classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value
.
The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2023
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed index annuity embedded derivatives	$184	$—	$—	$184
Indexed universal life embedded derivatives	15	—	—	15

Total policyholder account balances	199	—	—	199

Derivative liabilities:
Interest rate swaps	389	—	389	—
Foreign currency swaps	1	—	1	—

Total derivative liabilities	390	—	390	—

Total liabilities	$589	$—	$390	$199

	December 31, 2022
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed index annuity embedded derivatives	$202	$—	$—	$202
Indexed universal life embedded derivatives	15	—	—	15

Total policyholder account balances	217	—	—	217

Derivative liabilities:
Interest rate swaps	522	—	522	—

Total derivative liabilities	522	—	522	—

Total liabilities	$739	$—	$522	$217

5
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Beginning balance as of January 1, 2023	Total realized and unrealized (gains) losses								Ending balance as of March 31, 2023	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI

Policyholder account balances:
Fixed index annuity embedded derivatives	$202	$2	$—	$—	$—	$—	$(19)	$—	$(1)	$184	$2	$—
Indexed universal life embedded derivatives	15	(5)	—	—	—	5	—	—	—	15	(5)	—

Total policyholder account balances	217	(3)	—	—	—	5	(19)	—	(1)	199	(3)	—

Total Level 3 liabilities	$217	$(3)	$—	$—	$—	$5	$(19)	$—	$(1)	$199	$(3)	$—

	Beginning balance as of January 1, 2022	Total realized and unrealized (gains) losses								Ending balance as of March 31, 2022	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
Fixed index annuity embedded derivatives	$294	$(12)	$—	$—	$—	$—	$(20)	$—	$(1)	$261	$(12)	$—
Indexed universal life embedded derivatives	25	(11)	—	—	—	7	—	—	—	21	(11)	—

Total policyholder account balances	319	(23)	—	—	—	7	(20)	—	(1)	282	(23)	—

Total Level 3 liabilities	$319	$(23)	$—	$—	$—	$7	$(20)	$—	$(1)	$282	$(23)	$—

5
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2023	2022
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—
Net investment (gains) losses	(3)	(23)

Total	$(3)	$(23)

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—
Net investment (gains) losses	(3)	(23)

Total	$(3)	$(23)

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

5
9

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2023:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted- average (1)
Policyholder account balances:
Fixed index annuity embedded derivatives	Option budget method	$184	Expected future interest credited	— % - 3%	1%
Indexed universal life embedded derivatives	Option budget method	$15	Expected future interest credited	2% - 13%	5%
Market risk benefits: (2)
			GMWB withdrawal utilization rate	— % - 58%	47%
			Non-performance risk (credit spreads)	43bps - 83bps	69bps
Fixed index annuities	Cash flow model	$60	Expected future interest credited	1% - 3%	1%
			Lapse rate	2% - 11%	5%
			GMWB withdrawal utilization rate	61% - 89%	77%
			Non-performance risk (credit spreads)	43bps - 83bps	69bps
Variable annuities	Cash flow model	$673	Equity index volatility	17% - 31%	23%

(1)	Unobservable inputs weighted by the policyholder account balances associated with the instrument.
(2)	Refer to note 13 for additional details related to MRBs.
Assets and Liabilities Not Required to Be Carried at Fair Value
Assets and liabilities that are reflected in the accompanying unaudited condensed consolidated financial
statements at fair value are not included in the following disclosure of fair value. Such items include cash and cash equivalents, short-term investments, investment securities, MRBs, separate accounts and derivative instruments. Apart from certain of our borrowings and certain marketable securities, few of the instruments are actively traded and their fair values must often be determined using internal models. The fair value estimates are made at a specific point in time, based upon available market information and judgments about the financial instruments, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	March 31, 2023
	Notional amount	Carrying amount	Fair value
(Amounts in millions)			Total	Level 1	Level 2	Level 3

Assets:
Commercial mortgage loans, net	(1)	$6,891	$6,332	$—	$—	$6,332
Bank loan investments	(1)	495	479	—	—	479
Liabilities:
Long-term borrowings	(1)	1,600	1,351	—	1,351	—
Investment contracts	(1)	6,383	6,791	—	—	6,791
Other firm commitments:
Commitments to fund bank loan investments	$186	—	—	—	—	—
Ordinary course of business lending commitments	17	—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

	December 31, 2022
	Notional amount	Carrying amount	Fair value
(Amounts in millions)			Total	Level 1	Level 2	Level 3

Assets:
Commercial mortgage loans, net	(1)	$7,010	$6,345	$—	$—	$6,345
Bank loan investments	(1)	467	474	—	—	474
Liabilities:
Long-term borrowings	(1)	1,611	1,346	—	1,346	—
Investment contracts	(1)	6,794	7,171	—	—	7,171
Other firm commitments:
Commitments to fund bank loan investments	$70	—	—	—	—	—
Ordinary course of business lending commitments	24	—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
As
of March 31, 2023 and December 31, 2022, we also had $26 million of real estate owned assets included in other invested assets in our condensed consolidated balance sheets, which are initially recorded at fair value less estimated selling costs (the carrying value) and are subsequently valued at the lower of the carrying value or current fair value less estimated selling costs. As of December 31, 2022, these properties were adjusted to fair value less estimated selling costs, which was less than the carrying value. These amounts represented the fair value as of March 31, 2023 and December 31, 2022. The fair value of the real estate owned assets is classified as Level 2.
Assets Measured Using Net Asset Value
Limited partnerships include partnership interests accounted for using NAV per share (or its equivalent) or fair value for those interests considered minor and partnership interests accounted for under the equity method of accounting for those interests exceeding the minor threshold. Our limited partnership interests accounted for

6
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

using NAV per share (or its equivalent) are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. We receive distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years five to ten of the typical contractual life of ten to 12 years.
The following table presents the carrying value of limited partnerships and commitments to fund as of the dates indicated:

	March 31, 2023		December 31, 2022
(Amounts in millions)	Carrying value	Commitments to fund	Carrying value	Commitments to fund
Limited partnerships accounted for at NAV:
Private equity funds (1)	$1,726	$1,056	$1,647	$1,107
Real estate funds (2)	86	77	82	79
Infrastructure funds (3)	67	25	63	29

Total limited partnerships accounted for at NAV	1,879	1,158	1,792	1,215

Limited partnerships accounted for at fair value	22	1	24	1
Limited partnerships accounted for under equity method of accounting	555	126	515	149

Total	$2,456	$1,285	$2,331	$1,365

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

6
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) Deferred Acquisition Costs
The following tables present the balances of and changes in deferred acquisition costs as of and for the periods indicated:

	March 31, 2023
(Amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$935	$1,080	$57	$113	$2,185
Costs deferred	—	—	—	—	—
Amortization	(14)	(40)	(3)	(4)	(61)

Balance as of March 31	$921	$1,040	$54	$109	2,124

Enact segment					26

Total deferred acquisition costs					$2,150

	December 31, 2022
(Amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$989	$1,271	$70	$131	$2,461
Costs deferred	6	—	—	—	6
Amortization	(60)	(191)	(13)	(18)	(282)

Balance as of December 31	$935	$1,080	$57	$113	2,185

Enact segment					26

Total deferred acquisition costs					$2,211

	December 31, 2021
(Amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$1,043	$1,501	$85	$151	$2,780
Costs deferred	9	—	—	—	9
Amortization	(63)	(230)	(15)	(20)	(328)

Balance as of December 31	$989	$1,271	$70	$131	2,461

Enact segment					27

Total deferred acquisition costs					$2,488

Amortization expense for our term life insurance products was lower in the first quarter of 2023 principally due to lower lapses. See note 2 for a discussion of our DAC amortization policy.
In the fourth quarter of 2022 and 2021, we completed our annual review of assumptions. Changes in assumptions as part of our review in the fourth quarter of 2022 did not have a significant impact on DAC or the amortization rate. As part of our review completed in the fourth quarter of 2021, we updated assumptions in our

6
3

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

life insurance products due to higher pre-coronavirus pandemic (“COVID-19”) mortality, which resulted in higher amortization as
compared to December 31, 2022.
(9) Intangible Assets

The following table presents our intangible assets as of the dates indicated:

	March 31, 2023		December 31, 2022
(Amounts in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
PVFP	$2,146	$(2,029)	$2,146	(2,026)
Capitalized software	493	(433)	482	(427)
Deferred sales inducements to contractholders	317	(293)	317	(291)
Other	6	(4)	6	(4)

Total	$2,962	$(2,759)	$2,951	$(2,748)

Amortization expense related to PVFP and capitalized software for the three months ended March 31, 2023 and 2022 was $9 million and $10 million, respectively. Amortization expense related to deferred sales inducements of $2 million for both

the three months ended March 31, 2023 and 2022 was included in benefits and other changes in policy reserves.
Present Value of Future Profits
The following tables present the balances of and changes in present value of future profits as of and for the periods indicated:

(Amounts in millions)	March 31, 2023	December 31, 2022	December 31, 2021

Beginning balance	$120	$134	$154
Costs deferred	—	—	—
Amortization	(3)	(14)	(20)

Ending balance	$117	$120	$134

We periodically test PVFP for recoverability in connection with premium deficiency testing. As of March 31, 2023, December 31, 2022 and December 31, 2021, all of our businesses had sufficient future income and therefore the related PVFP was deemed recoverable.

6
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) Future Policy Benefits
The following table sets forth our liability for future policy benefits as of the dates indicated:

(Amounts in millions)	March 31, 2023	December 31, 2022
Long-term care insurance	$43,371	$41,399
Life insurance	1,762	1,820
Fixed annuities	12,219	11,923

Total long-duration insurance contracts	57,352	55,142

Deferred profit liability	119	115
Cost of reinsurance	87	92

Total future policy benefits	$57,558	$55,349

6
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the balances of and changes in the liability for future policy benefits as of and for the periods indicated:

	March 31, 2023
(Dollar amounts in millions)	Long-term care insurance	Life insurance (1)	Fixed annuities

Present value of expected net premiums:
Beginning balance as of January 1	$19,773	$4,083	$—
Beginning balance, at original discount rate	$19,841	$3,922	$—
Effect of changes in cash flow assumptions	(48)	—	—
Effect of actual variances from expected experience	(33)	51	—

Adjusted beginning balance	19,760	3,973	—
Issuances	1	—	9
Interest accrual	254	55	—
Net premiums collected (2)	(488)	(112)	(9)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	—

Ending balance, at original discount rate	19,527	3,916	—
Effect of changes in discount rate assumptions	392	274	—

Ending balance as of March 31	$19,919	$4,190	$—

Present value of expected future policy benefits:
Beginning balance as of January 1	$61,172	$5,556	$11,923
Beginning balance, at original discount rate	$60,969	$5,374	$10,300
Effect of changes in cash flow assumptions	(34)	—	—
Effect of actual variances from expected experience	(50)	62	(11)

Adjusted beginning balance	60,885	5,436	10,289
Issuances	1	—	7
Interest accrual	832	72	168
Benefit payments	(864)	(255)	(249)
Derecognition (lapses and withdrawals)	—	—	—
Other	1	(5)	3

Ending balance, at original discount rate	60,855	5,248	10,218
Effect of changes in discount rate assumptions	2,435	289	2,001

Ending balance as of March 31	$63,290	$5,537	$12,219

Net liability for future policy benefits, before flooring adjustments	$43,371	$1,347	$12,219
Flooring adjustments	—	415	—

Net liability for future policy benefits	43,371	1,762	12,219
Less: reinsurance recoverable	7,551	849	9,227

Net liability for future policy benefits, net of reinsurance recoverable	$35,820	$913	$2,992

Weighted-average liability duration (years)	14.5	6.1	11.1

(1)
The components of the life insurance rollforward exclude flooring. Life insurance reserves are floored on level premium term life insurance products to ensure the liability for future policy benefits for each policy is not less than zero.

(2)	Net premiums collected represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2022
(Dollar amounts in millions)	Long-term care insurance	Life insurance (1)	Fixed annuities

Present value of expected net premiums:
Beginning balance as of January 1	$25,064	$5,414	$—
Beginning balance, at original discount rate	$20,573	$4,086	$—
Effect of changes in cash flow assumptions	95	—	—
Effect of actual variances from expected experience	110	69	—

Adjusted beginning balance	20,778	4,155	—
Issuances	8	—	50
Interest accrual	1,055	226	—
Net premiums collected (2)	(2,000)	(459)	(50)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	—

Ending balance, at original discount rate	19,841	3,922	—
Effect of changes in discount rate assumptions	(68)	161	—

Ending balance as of December 31	$19,773	$4,083	$—

Present value of expected future policy benefits:
Beginning balance as of January 1	$85,222	$7,157	$17,039
Beginning balance, at original discount rate	$61,033	$5,814	$11,012
Effect of changes in cash flow assumptions	(462)	—	—
Effect of actual variances from expected experience	19	106	(24)

Adjusted beginning balance	60,590	5,920	10,988
Issuances	10	—	43
Interest accrual	3,363	304	690
Benefit payments	(2,994)	(851)	(1,072)
Derecognition (lapses and withdrawals)	—	—	—
Reinsurance transactions (3)	—	—	(352)
Other	—	1	3

Ending balance, at original discount rate	60,969	5,374	10,300
Effect of changes in discount rate assumptions	203	182	1,623

Ending balance as of December 31	$61,172	$5,556	$11,923

Net liability for future policy benefits, before flooring adjustments	$41,399	$1,473	$11,923
Flooring adjustments	—	347	—

Net liability for future policy benefits	41,399	1,820	11,923
Less: reinsurance recoverable	7,270	873	8,957

Net liability for future policy benefits, net of reinsurance recoverable	$34,129	$947	$2,966

Weighted-average liability duration (years)	14.5	6.0	10.9

(1)
The components of the life insurance rollforward exclude flooring. Life insurance reserves are floored on level premium term life insurance products to ensure the liability for future policy benefits for each policy is not less than zero.

(2)	Net premiums collected represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
(3)	Related to a third-party recapture of certain single premium immediate annuity contracts in 2022.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2021
(Dollar amounts in millions)	Long-term care insurance	Life insurance (1)	Fixed annuities

Present value of expected net premiums:
Beginning balance as of January 1	$26,167	$5,451	$—
Beginning balance, at original discount rate	$20,512	$3,916	$—
Effect of changes in cash flow assumptions	1,571	228	—
Effect of actual variances from expected experience	(461)	165	—

Adjusted beginning balance	21,622	4,309	—
Issuances	23	—	47
Interest accrual	1,046	221	—
Net premiums collected (2)	(2,118)	(444)	(47)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	—

Ending balance, at original discount rate	20,573	4,086	—
Effect of changes in discount rate assumptions	4,491	1,328	—

Ending balance as of December 31	$25,064	$5,414	$—

Present value of expected future policy benefits:
Beginning balance as of January 1	$89,479	$7,821	$18,637
Beginning balance, at original discount rate	$59,548	$6,062	$11,358
Effect of changes in cash flow assumptions	1,596	252	27
Effect of actual variances from expected experience	(611)	190	(24)

Adjusted beginning balance	60,533	6,504	11,361
Issuances	23	—	46
Interest accrual	3,300	322	728
Benefit payments	(2,821)	(1,013)	(1,119)
Derecognition (lapses and withdrawals)	—	—	—
Other	(2)	1	(4)

Ending balance, at original discount rate	61,033	5,814	11,012
Effect of changes in discount rate assumptions	24,189	1,343	6,027

Ending balance as of December 31	$85,222	$7,157	$17,039

Net liability for future policy benefits, before flooring adjustments	$60,158	$1,743	$17,039
Flooring adjustments	—	423	—

Net liability for future policy benefits	60,158	2,166	17,039
Less: reinsurance recoverable	10,557	1,040	12,583

Net liability for future policy benefits, net of reinsurance recoverable	$49,601	$1,126	$4,456

Weighted-average liability duration (years)	16.9	7.0	13.6

(1)
The components of the life insurance rollforward exclude flooring. Life insurance reserves are floored on level premium term life insurance products to ensure the liability for future policy benefits for each policy is not less than zero.

(2)	Net premiums collected represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The
following table presents the balances of and changes in the liability for future policy benefits for our life insurance products including the impact of flooring adjustments as of and for the periods indicated:

(Amounts in millions)	March 31, 2023	December 31, 2022	December 31, 2021
Future policy benefits beginning balance, excluding flooring adjustments	$1,473	$1,743	$2,370
Future policy benefits beginning balance, including flooring adjustments	$1,820	$2,166	$2,507
Liability remeasurement (gains) losses	11	35	49
Current period changes, at original discount rate	(130)	(312)	(467)
Changes in discount rate assumptions, excluding flooring adjustments	(7)	7	(209)
Change in flooring adjustments, at original discount rate	46	140	137
Changes in discount rate assumptions, flooring adjustments	22	(216)	149

Future policy benefits ending balance, including flooring adjustments	$1,762	$1,820	$2,166

Future policy benefits ending balance, excluding flooring adjustments	$1,347	$1,473	$1,743

Flooring adjustments are necessary when a cohort’s present value of future net premiums exceeds the present value of future benefits. The flooring adjustment ensures that the liability for future policy benefits for each cohort is not less than zero. This adjustment is most prevalent in our term life insurance products due to their product design of a level premium period followed by annual premium rate increases.
We elected to complete a review of our cash flow assumptions for the liability for future policy benefits for our long-term care insurance, life insurance and annuity products in the fourth quarter. However, we will update cash flow assumptions related to the timing and approval amounts of in-force rate actions on a quarterly basis. We also elected to update the net premium ratio quarterly for actual versus expected experience; therefore, during interim reporting periods, we replace forecasted cash flow assumptions with actual cash flows with any difference recorded in net income (loss). The impact from updating the net premium ratio is presented in our tabular rollforward disclosures within the line-item description labeled “effect of actual variances from expected experience.” The following provides a summary of our reviews.
Long-term care insurance
In the first quarter of 2023, the effect of updating the net premium ratio for actual versus expected experience resulted in a decrease of $17 million in the liability for future policy benefits largely from elevated terminations, partially offset by higher than expected new claims and benefit utilization. This favorable actual versus expected experience was partially offset by an unfavorable assumption update mostly due to timing delays related to the implementation of certain of our in-force rate actions.
In the fourth quarter of 2022, we refined several assumptions, including reducing our lapse assumption in light of favorable experience from our long-term care insurance legal settlement elections and benefit reductions and updating our interest rate assumption to reflect the impact of the higher interest rate environment. The favorable impacts from both the effect of changes in cash flow assumptions and from updating the net premium ratio for actual versus expected experience were mainly attributable to the inclusion of a second legal settlement. We also evaluated our assumptions regarding expectations of future premium rate increase approvals and benefit

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

reductions and made no significant changes to our 2022 multi-year in-force rate action plan. However, we did increase the value of our assumption for future approvals and benefit reductions based on recent rate increase approval experience, regulatory support and legal settlement results.
In

the fourth quarter of 2021, we reviewed
our

assumptions
including expected claim incidence and terminations, expenses, interest rates, benefit utilization trend and in-force
rate actions, among other assumptions. The most significant update to our long-term care insurance assumptions included an unfavorable update to the benefit utilization trend, which drove significant updates to our in-force
rate action plan, and related assumptions. Given the expected future increases in cost of care, we expected our long-term benefit utilization to trend higher than previously assumed. Prior to this update, we had assumed that the long-term benefit utilization would improve over time. Based on our experience, it did not improve as much as we predicted, largely due to cost of care growth driven by both broad-based inflation and minimum wage increases in some large states, among other factors. Therefore, we increased the outlook for our future benefit utilization trend.
Life insurance
The effect of updating the net premium ratio for actual versus expected experience in the first quarter of 2023 resulted in an increase of $11 million in the liability for future policy benefits. The increase was primarily due to higher than expected mortality experience.
There were no cash flow assumption changes for our life insurance products
in the fourth quarter of 2022. The effect of updating the net premium ratio for actual versus expected experience in 2022 resulted in an increase of $37 million in the liability for future policy benefits. The increase was primarily driven by higher mortality from
COVID-19
and elevated death claims in a single cohort in 2022.
In the fourth quarter of 2021, we completed our annual review of cash flow assumptions and recorded an increase to our liability for future policy benefits of $24 million principally due to higher pre-COVID-19
mortality. The effect of updating the net premium ratio for actual versus expected experience in 2021 resulted in an increase of $25 million to our liability for future policy benefits primarily from higher mortality due to
COVID-19.
Fixed annuities
The
impact
of actual versus expected experience in
the first quarter of 2023 and for the year ended December 31,
2022 resulted in
decreases
of
$11 million and
$24 million
, respectively,
in the liability for future policy benefits due principally to higher mortality. Due to emerging experience on our structured settlements, we revised the mortality assumption to reflect lower mortality rates, resulting in an
increase of $27 million
, partially offset by a favorable actual to expected experience adjustment of $24 million in 2021.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the weighted-average interest rates for the liability for future policy benefits as of the dates indicated:

	March 31, 2023	December 31, 2022	December 31, 2021
Long-term care insurance
Interest accretion rate	5.8%	5.8%	5.8%
Current discount rate	5.0%	5.4%	2.8%
Life insurance
Interest accretion rate	5.8%	5.8%	5.8%
Current discount rate	4.8%	5.2%	2.4%
Fixed annuities
Interest accretion rate	6.7%	6.7%	6.7%
Current discount rate	5.0%	5.3%	2.8%
For contracts issued prior to the Transition Date, the locked-in discount rate (labeled “interest accretion rate” in the preceding table) for each issue-year cohort is equal to the pre-LDTI discount rate. For contracts issued on or after the Transition Date, the locked-in discount rate for each issue-year cohort is determined as a single discount rate, using the weighted-average monthly single-A fixed-income forward curves over the current calendar year.
The current discount rate assumption is based on a single-A curve, with durations that correspond with the insurance liabilities, published by a market data service. For cash flows projected beyond the observable curve, we use estimation techniques consistent with Level 3 fair value measurements as defined in Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2022 Annual Report on Form 10-K to interpolate from the last observable rate to an estimated ultimate long-term rate. The current discount rate assumption is updated quarterly using this methodology. These updates include current information about the observable single-A curve as well as the long-term target rate assumption for single-A interest rates beyond the last observable date.
The following table sets forth the amount of undiscounted and discounted expected future gross premiums and expected future benefit payments as of the dates indicated:

	March 31, 2023		December 31, 2022		December 31, 2021
(Amounts in millions)	Undiscounted	Discounted	Undiscounted	Discounted	Undiscounted	Discounted
Long-term care insurance
Expected future gross premiums	$41,609	$28,576	$42,329	$28,278	$45,334	$36,642
Expected future benefit payments	129,116	63,290	130,129	61,172	133,858	85,222
Life insurance
Expected future gross premiums	11,377	6,654	11,541	6,559	12,266	8,853
Expected future benefit payments	7,739	5,537	7,924	5,556	8,652	7,157
Fixed annuities
Expected future gross premiums	—	—	—	—	—	—
Expected future benefit payments	24,674	12,219	24,924	11,923	26,473	17,039
During the three months ended March 31, 2023
and the year ended December 31, 2022
,

we recorded a charge of $2 million
and $16 million, respectively,
to income
due to
net premiums exceeding gross premiums for our life insurance products primarily due to higher claim severity.

7
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the year ended December 31, 2021, we recorded a charge of $8 million to income due to net premiums exceeding gross premiums for our life insurance products principally from higher claim frequency due to elevated mortality attributable to
COVID-19.
The following table sets forth the amount of revenue and interest expense recognized in our condensed consolidated statements of income related to future policy benefits for the three months ended March 31:

	2023		2022
(Amounts in millions)	Gross premiums	Interest expense (1)	Gross premiums	Interest expense (1)
Long-term care insurance	$675	$578	$671	$573
Life insurance	179	17	187	22
Fixed annuities	—	168	—	178

Total	$854	$763	$858	$773

(1)	Amounts for interest accretion, labeled “interest expense” in the table above, are included in benefits and other changes in policy reserves in the condensed consolidated statements of income.
(11) Policyholder Account Balances
The following table sets forth our liabilities for policyholder account balances as of the dates indicated:

(Amounts in millions)	March 31, 2023	December 31, 2022
Life insurance	$7,627	$7,694
Fixed annuities	5,174	5,477
Variable annuities	586	610

Total investment contracts	13,387	13,781
Fixed indexed annuity embedded derivatives (1)	184	202
Indexed universal life embedded derivatives (1)	15	15
Additional insurance liabilities (2)	2,616	2,566

Total policyholder account balances	$16,202	$16,564

(1)	See note 6 for additional information.
(2)
Amount represents additional liabilities related to death or other insurance benefits that are recorded within policyholder account balances and are considered long-duration insurance contracts. See note 12 for additional information.

The

contracts underlying the annuitization or other insurance benefits, such as GMWB and guaranteed annuitization benefits, are considered “in the money” if the present value of the contractholder’s benefits is greater than the account value,
or
commonly referred to as the net amount at risk. For GMWBs and guaranteed annuitization benefits, the only way the contractholder can monetize the excess of the benefits over the account value of
the contract is through lifetime withdrawals or lifetime income payments after annuitization. For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

7
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the balances of and changes in policyholder account balances as of
and for the periods indicated:

	March 31, 2023
(Dollar amounts in millions)	Life insurance	Fixed annuities	Variable annuities
Beginning balance as of January 1	$7,694	$5,477	$610
Issuances	—	—	—
Premiums received	126	5	17
Policy charges	(156)	(2)	(10)
Surrenders and withdrawals	(91)	(267)	(112)
Benefit payments	(44)	(101)	(91)
Net transfers from (to) separate accounts	—	—	156
Interest credited	97	41	1
Other	1	21	15

Ending balance as of March 31	$7,627	$5,174	$586

Weighted-average crediting rate	3.9%	2.5%	3.3%
Net amount at risk (1)	$43,682	$29	$631
Cash surrender value	$4,427	$4,154	$586

(1)
The net amount at risk presented for fixed and variable annuity products contains both general and separate accounts, including amounts related to annuitization and other insurance benefits classified as MRBs.

	December 31, 2022
(Dollar amounts in millions)	Life insurance	Fixed annuities	Variable annuities
Beginning balance as of January 1	$7,835	$6,595	$652
Issuances	—	—	—
Premiums received	518	23	69
Policy charges	(632)	(6)	(42)
Surrenders and withdrawals	(177)	(908)	(400)
Benefit payments	(210)	(475)	(295)
Net transfers from (to) separate accounts	—	—	575
Interest credited	381	173	4
Other	(21)	75	47

Ending balance as of December 31	$7,694	$5,477	$610

Weighted-average crediting rate	3.9%	2.4%	3.3%
Net amount at risk (1)	$44,113	$21	$661
Cash surrender value	$4,415	$4,449	$610

(1)
The net amount at risk presented for fixed and variable annuity products contains both general and separate accounts, including amounts related to annuitization and other insurance benefits classified as MRBs.

7
3

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2021
(Dollar amounts in millions)	Life insurance	Fixed annuities	Variable annuities

Beginning balance as of January 1	$8,105	$7,892	$689
Issuances	—	—	—
Premiums received	558	36	71
Policy charges	(644)	(7)	(46)
Surrenders and withdrawals	(298)	(1,153)	(549)
Benefit payments	(233)	(508)	(324)
Net transfers from (to) separate accounts	—	—	768
Interest credited	365	199	5
Other	(18)	136	38

Ending balance as of December 31	$7,835	$6,595	$652

Weighted-average crediting rate	3.9%	2.3%	3.2%
Net amount at risk (1)	$46,613	$98	$648
Cash surrender value	$4,411	$5,471	$652

(1)
The net amount at risk presented for fixed and variable annuity products contains both general and separate accounts, including amounts related to annuitization and other insurance benefits classified as MRBs.

The
following tables represent policyholder account balances by range of guaranteed minimum crediting rate and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums as of the dates indicated:

	March 31, 2023
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$744	$89	$4	$—	$837
2.00%–2.99%	1,049	2	—	—	1,051
3.00%–3.99%	1,874	759	1,161	4	3,798
4.00% and greater	2,601	14	2	—	2,617

Total	$6,268	$864	$1,167	$4	$8,303

(1)	Excludes investment contracts of approximately $5,084 million that have a market component to their crediting strategy.

	December 31, 2022
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$1,065	$42	$2	$—	$1,109
2.00%–2.99%	947	2	—	—	949
3.00%–3.99%	1,928	774	1,156	1	3,859
4.00% and greater	2,649	12	1	—	2,662

Total	$6,589	$830	$1,159	$1	$8,579

(1)	Excludes investment contracts of approximately $5,202 million that have a market component to their crediting strategy.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) Additional Insurance Liabilities
The following table presents the balances of and changes in additional liabilities related to death or other insurance benefits that are included within policyholder account balances related to universal and term universal life insurance products as of and for the periods indicated:

(Dollar amounts in millions)	March 31, 2023	December 31, 2022	December 31, 2021
Beginning balance	$2,566	$2,656	$2,524
Beginning balance before shadow accounting adjustments	2,634	2,523	2,341
Effect of changes in cash flow assumptions	—	(37)	85
Effect of actual variances from expected experience	7	33	(4)

Adjusted beginning balance	2,641	2,519	2,422
Issuances	—	—	—
Interest accrual	22	85	84
Assessments collected	61	245	274
Benefit payments	(60)	(215)	(300)
Derecognition (lapses and withdrawals)	—	—	—
Other (flooring adjustment)	1	—	43

Ending balance before shadow accounting adjustments	2,665	2,634	2,523
Effect of shadow accounting adjustments	(49)	(68)	133

Ending balance	2,616	2,566	2,656
Less: reinsurance recoverable	374	377	407

Additional insurance liabilities, net of reinsurance recoverable	$2,242	$2,189	$2,249

Weighted-average liability duration (years)	20.6	20.8	22.6
The effect of updating the net premium ratio for actual versus expected experience for the three months ended March 31, 2023 and the year ended December 31, 2022 increased our additional insurance liabilities by $7 million and $33 million, respectively. The increases in both periods were primarily due to higher than expected mortality experience.
In the fourth quarter of 2022, as part of our annual review of assumptions, we decreased our additional insurance liabilities by $37 million in our universal and term universal life insurance products primarily related to higher interest rates. In the fourth quarter of 2021, as part of our annual review of assumptions, we increased our additional insurance liabilities by $85 million in our term universal and universal life insurance products primarily driven by higher pre-COVID-19
mortality.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The
following table provides the weighted-average interest rates for our additional insurance liabilities as of the dates indicated:

	March 31, 2023	December 31, 2022	December 31, 2021
Interest accretion rate (1)	3.3%	3.3%	3.2%
Projected crediting rate (2)	3.8%	3.8%	3.6%

(1)
The interest accretion rate is determined by using the weighted-average policyholder crediting rates for the underlying policies over the period in-force, and based on the adjusted beginning balance, is used to measure the amount of interest accrual.

(2)
The projected crediting rate is determined by using a future crediting rate curve that utilizes a portfolio approach reflecting anticipated reinvestment activity and runoff of existing assets over the projection period. The projected crediting rate is used to discount future assessments and excess benefits.

The
following table sets forth the amount of revenue and interest expense recognized in our condensed consolidated statements of income related to additional insurance liabilities for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2023	2022
Gross assessments	$136	$147
Interest expense (1)	$22	$20

(1)	Amounts for interest accretion, labeled “interest expense” in the table above, are included in benefits and other changes in policy reserves in the condensed consolidated statements of income.
(13) Market Risk Benefits
The
following table sets forth our market risk benefits by asset and liability position
as of the dates indicated:

	March 31, 2023			December 31, 2022
(Amounts in millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Fixed index annuities	$—	$60	$60	$—	$52	$52
Variable annuities	28	701	673	26	696	670

Total market risk benefits	$28	$761	$733	$26	$748	$722

7
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the balances of and changes in market risk benefits as of and for the periods indicated:

	March 31, 2023
(Dollar amounts in millions)	Fixed index annuities	Variable annuities	Reinsurance recoverable (1)
Beginning balance as of January 1	$52	$670	$158
Beginning balance before effect of changes in instrument-specific credit risk	$50	$660	$158
Issuances	—	—	—
Interest accrual	1	9	2
Attributed fees collected	1	9	2
Benefit payments	—	(9)	(4)
Effect of changes in interest rates	8	58	8
Effect of changes in equity markets	(1)	(65)	(12)
Actual policyholder behavior different from expected behavior	(1)	1	—
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	—	—	—

Ending balance before effect of changes in instrument-specific credit risk	58	663	154
Effect of changes in instrument-specific credit risk	2	10	—

Ending balance as of March 31	60	673	$154

Less: reinsurance recoverable	—	154

Market risk benefits, net of reinsurance recoverable	$60	$519

Weighted-average attained age of contractholders	72	76
Net amount at risk (2)

(1)	Represents the net reinsured asset related to our variable annuity MRBs.
(2)	See note 11 for additional information on the net amount at risk.

7
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2022
(Dollar amounts in millions)	Fixed index annuities	Variable annuities	Reinsurance recoverable (1)
Beginning balance as of January 1	$94	$855	$193
Beginning balance before effect of changes in instrument-specific credit risk	$90	$840	$193
Issuances	—	6	—
Interest accrual	1	18	4
Attributed fees collected	5	42	9
Benefit payments	—	(28)	(16)
Effect of changes in interest rates	(51)	(513)	(74)
Effect of changes in equity markets	5	286	39
Actual policyholder behavior different from expected behavior	(2)	8	3
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	—	—	—
Other	2	1	—

Ending balance before effect of changes in instrument-specific credit risk	50	660	158
Effect of changes in instrument-specific credit risk	2	10	—

Ending balance as of December 31	52	670	$158

Less: reinsurance recoverable	—	158

Market risk benefits, net of reinsurance recoverable	$52	$512

Weighted-average attained age of contractholders	72	76
Net amount at risk (2)

(1)	Represents the net reinsured asset related to our variable annuity MRBs.
(2)	See note 11 for additional information on the net amount at risk.

7
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2021
(Dollar amounts in millions)	Fixed index annuities	Variable annuities	Reinsurance recoverable (1)
Beginning balance as of January 1	$115	$1,173	$244
Beginning balance before effect of changes in instrument-specific credit risk	$110	$1,154	$244
Issuances	—	3	—
Interest accrual	—	4	1
Attributed fees collected	6	48	11
Benefit payments	—	(23)	(13)
Effect of changes in interest rates	(10)	(115)	(21)
Effect of changes in equity markets	(7)	(267)	(42)
Actual policyholder behavior different from expected behavior	(7)	36	13
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	—	—	—
Other	(2)	—	—

Ending balance before effect of changes in instrument-specific credit risk	90	840	193
Effect of changes in instrument-specific credit risk	4	15	—

Ending balance as of December 31	94	855	$193

Less: reinsurance recoverable	—	193

Market risk benefits, net of reinsurance recoverable	$94	$662

Weighted-average attained age of contractholders	71	75
Net amount at risk (2)

(1)	Represents the net reinsured asset related to our variable annuity MRBs.
(2)	See note 11 for additional information on the net amount at risk.
During the year ended December 31, 2022, risk-free int
e
rest rates increased, resulting in a decrease in the net MRB liability of our fixed indexed and variable annuity products. In our variable annuity products, this was partially offset by unfavorable equity market performance, which increased our net MRB liability.
During the year ended December 31, 2021, equity market performance was favorable and risk-free interest rates increased, resulting in a decrease in our net MRB liability of our fixed indexed and variable annuity products.

7
9

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) Separate Accounts
The following table presents the balances of and changes in separate account liabilities related to variable annuity and variable universal life insurance products as of and for the periods indicated:

(Amounts in millions)	March 31, 2023	December 31, 2022	December 31, 2021

Beginning balance	$4,417	$6,066	$6,081
Investment performance and other	218	(1,074)	753
Net transfers to general account (1)	(156)	(575)	(768)

Ending balance	$4,479	$4,417	$6,066

Cash surrender value (2)	$4,476	$4,414	$6,065

(1)
Funds are transferred to the general account (policyholder account balances) prior to assessing any policy charges or making any surrender, withdrawal or other benefit payments to contractholders. See note 11 for additional information.

(2)	Cash surrender value represents the amount of the contractholders’ account balances that was distributable as of March 31, 2023, December 31, 2022 and December 31, 2021 less certain surrender charges.
Separate Account Assets
The following table presents the aggregate fair value of assets, by major investment asset category, supporting separate accounts as of the dates indicated:

(Amounts in millions)	March 31, 2023	December 31, 2022
Balanced funds	$1,983	$1,962
Equity funds	1,923	1,866
Bond funds	332	332
Money market funds	241	257

Total	$4,479	$4,417

(15) Liability for Policy and Contract Claims
The following table presents the balances of our liability for policy and contract claims as of the dates indicated:

(Amounts in millions)	March 31, 2023	December 31, 2022
Enact segment	$502	$519
Life and Annuities segment (1)	157	158
Other mortgage insurance business	6	6

Total liability for policy and contract claims	$665	$683

(1)	Primarily includes balances related to our universal and term universal life insurance products.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth changes in our liability for policy and contract claims as of and for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2023	2022
Beginning balance as of January 1	$683	$819
Less reinsurance recoverables	(23)	(26)

Net beginning balance	660	793

Incurred related to insured events of:
Current year	215	243
Prior years	(47)	(31)

Total incurred	168	212

Paid related to insured events of:
Current year	(117)	(146)
Prior years	(74)	(87)

Total paid	(191)	(233)

Foreign currency translation	1	—

Net ending balance	638	772
Add reinsurance recoverables	27	37

Ending balance as of March 31	$665	$809

The liability for policy and contract claims represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could be significant, and result in increases in reserves by an amount that could be material to our results of operations and financial condition and liquidity. In addition, loss reserves recorded on new delinquencies in our Enact segment have a high degree of estimation, particularly due to the level of uncertainty regarding whether borrowers in forbearance will ultimately cure or result in a claim payment, as well as the timing and severity of those payments. Given the extended period of time that may exist between the reporting of a delinquency and the claim payment, and changes in economic conditions and the real estate market, significant uncertainty and variability exist on amounts actually paid.
The
favorable development related to insured events of prior years for the three months ended March 31, 2023 was predominantly associated with a $
70
 million favorable reserve adjustment in our Enact segment primarily related to better than expected cure performance on COVID-19 delinquencies from 2020 and 2021. The
favorable
development related to insured events of prior years for the three months ended March 31, 2022 was largely related to a $50 million reserve release in our Enact segment on COVID-19 delinquencies from 2020.

8
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16) Income Taxes
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended March 31,
	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%
Increase in rate resulting from:
Tax on income from terminated swaps	5.9	1.9
Stock-based compensation	1.5	0.2
Nondeductible expenses	1.6	0.2
Other, net	(0.7)	0.1

Effective rate	29.3%	23.4%

The effective tax rate for the three months ended March 31, 2023 and 2022 was above the statutory U.S. federal income tax rate of
21
% largely due to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of
35
% as they are amortized into net investment income. The increase in the effective tax rate for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily attributable to higher tax expense on certain forward starting swap gains in relation to pre-tax
income in the current year.
U.S. GAAP generally requires an annualized effective tax rate to be used for interim reporting periods, utilizing projections of full year results. However, in certain circumstances it is appropriate to record the actual effective tax rate for the period if a reliable full year estimate cannot be made. For the three months ended March 31, 2023, we utilized the actual effective tax rate for the interim period to record the provision for income taxes for our Long-Term Care Insurance and Life and Annuities segments and the annualized projected effective tax rate for our Enact segment and Corporate and Other. For the three months ended March 31, 2022, we utilized the effective tax rate for the year ended December 31, 2022 in determining the re-presented provision for income taxes.
(17) Segment Information
We have
th
e following three operating segments: Enact; Long-Term Care Insurance; and Life and Annuities
.
 The products in the Life and Annuities segment include traditional life insurance (term, universal and term universal life insurance as well as corporate-owned life insurance and funding agreements), fixed annuities and variable annuities (which include variable life insurance
), none of which are actively marketed or sold.
 In addition to our three operating segments, we also have Corporate and Other which includes debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are reported outside of our operating segments, such as certain international businesses and discontinued operations. Corporate and Other also includes start-up
results related to
fee-based
services, care support and advice, clinical assessments and consulting offered by CareScout to advance our senior care growth initiatives.
We tax our businesses at the U.S. corporate federal income tax rate of 21%. Each segment is then adjusted to reflect the unique tax attributes of that segment, such as permanent differences between U.S. GAAP and tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other.

8
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The annually-determined tax rates and adjustments to each segment’s provision for income taxes are estimates which are subject to review and could change from year to year. U.S. GAAP generally requires an annualized effective tax rate to be used for interim reporting periods, utilizing projections of full year results. However, in certain circumstances it is appropriate to record the actual effective tax rate for the period if a reliable full year estimate cannot be made. See note 16 for a discussion of the effective tax rates used for our segments and Corporate and Other for the three months ended March 31, 2023 and 2022.
We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders.” We define adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding the after-tax effects of income (loss) from continuing operations attributable to noncontrolling interests, net investment gains (losses), changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, restructuring costs and infrequent or unusual non-operating items. A component of our net investment gains (losses) is the result of estimated future credit losses, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. We exclude net investment gains (losses), changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, restructuring costs and infrequent or unusual non-operating items from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating performance.
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
Adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) assume a 21% tax rate and are net of the portion attributable to noncontrolling interests. Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges are also adjusted for changes in reserves, attributed fees and benefit payments.
We repurchased $11 million principal amount of Genworth Holdings’ senior notes due in June 2034 and $82 million principal amount of Genworth Holdings’ senior notes due in February 2024 in the first quarters of

8
3

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2023
and
2022
, respectively, for a
pre-tax
gain (loss) of $
1
 million and $
(3)
million, respectively. These

transactions were excluded from adjusted operating income as they relate to gains (losses) on the early extinguishment of debt.
We recorded a
pre-tax
expense of $
3
 million in the first quarter of
2023
related to restructuring costs as we continue to evaluate and appropriately size our organizational needs
and
expenses. There were
no
infrequent or unusual items excluded from adjusted operating income during the periods presented.
The following is a summary of revenues for our segments and Corporate and Other for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2023	2022
Revenues:
Enact segment	$281	$270
Long-Term Care Insurance segment	1,098	1,095
Life and Annuities segment:
Life insurance	358	381
Fixed annuities	85	115
Variable annuities	36	40

Life and Annuities segment	479	536

Corporate and Other	(4)	(8)

Total revenues	$1,854	$1,893

8
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2023	2022
Net income available to Genworth Financial, Inc.’s common stockholders	$62	$191
Add: net income from continuing operations attributable to noncontrolling interests	32	30
Add: net income from discontinued operations attributable to noncontrolling interests	—	—

Net income	94	221
Less: loss from discontinued operations, net of taxes	—	(2)

Income from continuing operations	94	223
Less: net income from continuing operations attributable to noncontrolling interests	32	30

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	62	193
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses	11	(42)
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (1)	14	(54)
(Gains) losses on early extinguishment of debt	(1)	3
Expenses related to restructuring	3	—
Taxes on adjustments	(5)	20

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$84	$120

(1)
For the three months ended March 31, 2023 and 2022, changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges were adjusted for changes in reserves, attributed fees and benefit payments of $(3) million and $(13) million, respectively.

8
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31,
(Amounts in millions)	2023	2022
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$143	$135
Long-Term Care Insurance segment	(37)	27
Life and Annuities segment:
Life insurance	(27)	(47)
Fixed annuities	14	13
Variable annuities	9	4

Life and Annuities segment	(4)	(30)

Corporate and Other	(18)	(12)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$84	$120

The following is a summary of total assets for our segments and Corporate and Other as of the dates indicated:

(Amounts in millions)	March 31, 2023	December 31, 2022
Assets:
Enact segment	$5,841	$5,712
Long-Term Care Insurance segment	45,522	44,141
Life and Annuities segment	38,131	37,975
Corporate and Other	1,684	1,871

Total assets	$91,178	$89,699

(18) Commitments and Contingencies
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

8
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

8
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On April 14, 2023,
the action
 was dismissed on stipulation
.

8
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On August 11, 2021, GLIC and Genworth Life Insurance Company of New York

received a request for pre-suit mediation related to a potential class action lawsuit that may be brought by five long-term care insurance policyholders, seeking to represent a nationwide class alleging that the defendants made misleading and inadequate disclosures regarding premium increases for long-term care insurance policies. The draft complaint asserts claims for breach of contract, conversion, and declaratory and injunctive relief, and seeks damages in excess of $
5
 million. Genworth participated in
pre-suit
mediation in November 2021 and January 2022. On January 15, 2022, the parties reached an agreement in principle to settle the dispute on a nationwide basis, subject to the negotiation and execution of a final settlement agreement, and Court approval thereof. On January 28, 2022, the complaint was filed in the United States District Court for the Eastern District of Virginia captioned
Fred Haney, Marsha Merrill, Sylvia Swanson, and Alan Wooten, individually, and on behalf of all others similarly situated v. Genworth Life Insurance Company and Genworth Life Insurance Company of New York
. The parties executed a settlement agreement consistent with the agreement in principle signed on January 15, 2022. On May 2, 2022, the Court preliminarily approved the settlement. The final approval hearing commenced on November 17, 2022 and the Court entered judgment finally approving the settlement on February 15, 2023. Pursuant to its terms, the settlement became final on March 27, 2023. We expect to begin implementation of the settlement in the second quarter of 2023 and expect an overall net favorable impact to our long-term care insurance business from the settlement of this case.
On August 1, 2022, a putative class action was filed in the United States District Court for the Eastern District of Virginia by two former Genworth employees against Genworth Financial, its Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Retirement and Savings Plan (“Savings Plan”). Plaintiffs purport to act on behalf of the Savings Plan and all similarly simulated participants and beneficiaries of the Savings Plan. The complaint asserts that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 by imprudently offering and inadequately monitoring a suite of BlackRock Target Date Funds as a retirement investment option for Genworth employees. Plaintiffs seek declaratory and injunctive relief, monetary damages, and attorney’s fees. By stipulation entered September 6, 2022, the complaint was dismissed, without prejudice, against the Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Savings Plan. On October 17, 2022, we moved to dismiss the complaint against the sole remaining defendant, Genworth Financial. Plaintiffs filed opposition papers on November 10, 2022, and we filed our reply papers on November 16, 2022. By order dated January 20, 2023, the Court granted plaintiffs’ motion to serve an amended complaint, rendering our initial motion to dismiss moot. On January 20, 2023, plaintiffs filed an amended complaint and on February 2, 2023, we filed a motion to dismiss the amended complaint.
On March 16, 2023, the Court directed plaintiffs to file a second amended complaint and denied as moot our motion to dismiss the amended complaint. Plaintiffs filed the second amended complaint on April 17, 2023. The deadline for answering the second amended complaint and for any motion to dismiss it is May 15, 2023.
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

8
9

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At this time, we cannot determine or predict the ultimate outcome of any of the pending legal and regulatory matters specifically identified above or the likelihood of potential future legal and regulatory matters against us. In addition, we are not able to provide an estimate or range of reasonably possible losses related to these matters. Therefore, we cannot ensure that the current investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. In addition, it is possible that related investigations and proceedings may be commenced in the future, and we could become subject to additional unrelated investigations and lawsuits. Increased regulatory scrutiny and any resulting investigations
or

proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operations.
(b) Commitments
As of March 31, 2023, we were committed to fund $1,285 million in limited partnership investments, $186 million of bank loan investments which had not yet been drawn, $10 million in private placement investments and $7 million in commercial mortgage loan investments.
(19) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2023	$(3,407)	$1,200	$(406)	$(10)	$6	$(2,617)
OCI before reclassifications	906	114	(1,227)	1	4	(202)
Amounts reclassified from (to) OCI	13	(40)	—	—	—	(27)

Current period OCI	919	74	(1,227)	1	4	(229)
Balances as of March 31, 2023 before noncontrolling interests	(2,488)	1,274	(1,633)	(9)	10	(2,846)

Less: change in OCI attributable to noncontrolling interests	12	—	—	—	—	12

Balances as of March 31, 2023	$(2,500)	$1,274	$(1,633)	$(9)	$10	$(2,858)

(1)	See note 6 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2022	$6,077	$2,025	$(13,944)	$(15)	$(24)	$(5,881)
OCI before reclassifications	(3,973)	(199)	5,482	2	(5)	1,307
Amounts reclassified from (to) OCI	6	(37)	—	—	—	(31)

Current period OCI	(3,967)	(236)	5,482	2	(5)	1,276
Balances as of March 31, 2022 before noncontrolling interests	2,110	1,789	(8,462)	(13)	(29)	(4,605)

Less: change in OCI attributable to noncontrolling interests	(41)	—	—	—	—	(41)

Balances as of March 31, 2022	$2,151	$1,789	$(8,462)	$(13)	$(29)	$(4,564)

(1)	See note 6 for additional information.
As

of March 31, 2023 and 2022, the balances of the change in the discount rate used to measure future policy benefits were net of taxes of $
443
million and $
2,285
million, respectively, and the balances of the change in instrument-specific credit risk of
MRBs
were net of taxes of $
3
million and $
4
million, respectively. The foreign currency translation and other adjustments balances in the charts above included $
34
 million and $
(4)
 million, respectively, net of taxes of $
(9)
million and $
1
 million, respectively, related to a net unrecognized postretirement benefit obligation as of March 31, 2023 and 2022. The balance also included taxes of $
1
 million related to foreign currency translation adjustments as of
March 31, 2023.
The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Three months ended March 31,		Affected line item in the condensed consolidated statements of income
(Amounts in millions)	2023	2022
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments	$16	$8	Net investment (gains) losses
Income taxes	(3)	(2)	Provision for income taxes

Total	$13	$6

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(54)	$(55)	Net investment income
Interest rate swaps hedging assets	(5)	(2)	Net investment (gains) losses
Interest rate swaps hedging liabilities	1	1	Interest expense
Interest rate swaps hedging liabilities	(1)	—	Net investment (gains) losses
Foreign currency swaps	—	(1)	Net investment income
Foreign currency swaps	(2)	—	Net investment (gains) losses
Income taxes	21	20	Provision for income taxes

Total	$(40)	$(37)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and with our 2022 Annual Report on Form 10-K. Unless the context otherwise requires, references to “Genworth,” the “Company,” “we” or “our” herein are to Genworth Financial, Inc. on a consolidated basis. References to “Genworth Financial” refer solely to Genworth Financial, Inc., and not to any of its consolidated subsidiaries.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to potential dividends or share repurchases; future return of capital by Enact Holdings, Inc. (“Enact Holdings”), including share repurchases, and quarterly and special dividends; the cumulative amount of rate action benefits required for our long-term care insurance business to achieve economic break-even status; future financial performance and condition of our businesses; liquidity and future strategic investments, including new senior care services and products; future business and financial performance of CareScout LLC (“CareScout”); as well as statements we make regarding the potential of a recession or the re-emergence of the coronavirus pandemic (“COVID-19”).

Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, inflation, business, competitive, market, regulatory and other factors and risks, including but not limited to, the following:

•	our inability to successfully execute our strategic plans;

•

our failure to achieve economic break-even on or stabilize our legacy long-term care insurance in-force block, including as a result of the inability to achieve desired levels of in-force rate actions and/or the timing of our future premium rate increases and associated benefit reductions taking longer to achieve than originally assumed; other regulatory actions negatively impacting our life insurance businesses and/or the inability to establish new long-term care insurance business;

•

inaccuracies or changes in estimates, assumptions, methodologies, valuations, projections and/or models, which result in inadequate reserves or other adverse results (including as a result of any changes in connection with quarterly, annual or other reviews);

•	the impact on holding company liquidity caused by any inability to receive dividends or other returns of capital from Enact Holdings, and limited sources of capital and financing;

•

adverse changes to the structure, or requirements of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the U.S. mortgage insurance market; an increase in the number of loans insured through federal government mortgage insurance programs, including those offered by the Federal Housing Administration (“FHA”); the inability of Enact Holdings and/or its U.S. mortgage insurance subsidiaries to continue to meet the requirements mandated by the private mortgage insurer eligibility requirements (“PMIERs”) (or any adverse changes thereto), inability to meet minimum statutory capital requirements of applicable regulators or the mortgage insurer eligibility requirements of Fannie Mae or Freddie Mac;

•

changes in economic, market and political conditions including as a result of high inflation, supply chain disruptions, labor shortages, displacements related to COVID-19 and elevated interest rates, including actions taken by the U.S. Federal Reserve to increase interest rates to combat inflation and slow economic growth, which could heighten the risk of a future recession; unanticipated financial events such as the recent closures and disruption experienced by the banking sector, which could lead to market-wide liquidity problems and other significant market disruption resulting in losses, defaults or credit rating downgrades of other financial institutions; deterioration in economic conditions, a recession or a decline in home prices, all of which could be driven by many potential factors, including inflation, may adversely affect Enact Holdings’ loss experience and/or business levels; political and economic instability or changes in government policies, and fluctuations in international securities markets;

•

rating downgrades or potential downgrades in liquidity, financial strength and credit ratings; counterparty credit risks; defaults by counterparties to reinsurance arrangements or derivative instruments; defaults or other events impacting the value of invested assets;

•	changes in tax rates or tax laws, or changes in accounting and reporting standards (including new accounting guidance we adopted on January 1, 2023 related to long-duration insurance contracts);

•	litigation and regulatory investigations or other actions, including commercial and contractual disputes with counterparties;

•	our inability to achieve anticipated business performance and financial results from CareScout and its senior care growth initiatives through fee-based services, advice, consulting and products;

•	the inability to retain, attract and motivate qualified employees or senior management;

•

the occurrence of natural or man-made disasters, including geopolitical tensions and war (including the Russian invasion of Ukraine), a public health emergency, including pandemics, climate change or cybersecurity breaches; and

•	other factors described in the risk factors contained in Item 1A of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2023.

We provide additional information regarding these risks and uncertainties in our Annual Report on Form 10-K. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Accordingly, for the foregoing reasons, we caution you against relying on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required under applicable securities laws.

Overview

Genworth Financial, through its principal insurance subsidiaries, offers mortgage and long-term care insurance products. Genworth Financial is the parent company of Enact Holdings, a leading provider of private mortgage insurance in the United States through its mortgage insurance subsidiaries. Genworth Financial’s principal U.S. life insurance subsidiaries offer long-term care insurance and also manage in-force blocks of life insurance and annuity products. We report our business results through three operating segments: Enact; Long-Term Care Insurance; and Life and Annuities. The products in the Life and Annuities segment include traditional life insurance (term, universal and term universal life insurance as well as corporate-owned life insurance and funding agreements), fixed annuities and variable annuities (which include variable life insurance), none of which are actively marketed or sold.

In addition to our three operating segments, we also have Corporate and Other which includes debt financing expenses that are incurred at the Genworth Holdings, Inc. (“Genworth Holdings”) level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are reported outside of our operating segments, such as certain international businesses and discontinued operations. Corporate and Other also includes start-up results related to fee-based services, care support and advice, clinical assessments and consulting offered by CareScout to advance our senior care growth initiatives.

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

Strategic Update

Genworth has advanced its strategy to drive shareholder value over the past several years, culminating in several major achievements in 2022 and into the first quarter of 2023. We reduced Genworth Holdings’ debt to less than $1.0 billion, enhanced the value of Enact, received multiple upgrades from rating agencies, continued to make progress on our multi-year long-term care insurance in-force rate action plan and began returning capital to shareholders for the first time in over 13 years. In addition, during the fourth quarter of 2022, Genworth met the financial conditions associated with certain restrictions the government-sponsored enterprises (“GSEs”) had imposed on Enact, and the GSEs lifted the restrictions effective March 1, 2023. This was an important milestone as Enact is no longer subject to more stringent capital requirements than its peers, putting it on a more level playing field with its competitors. Building on this progress and the transformative improvement in Genworth’s financial position over the past few years, we are refocusing our priorities to three areas, including:

•	further strengthen our legacy long-term care insurance financial and operational capabilities to address customer needs;

•	allocate capital from Enact to drive Genworth Financial’s long-term shareholder value; and

•	leverage our unparalleled long-term care expertise to develop innovative aging care services and solutions.

Our long-term care insurance business continued to make progress on its multi-year long-term care insurance in-force rate action plan, receiving approvals of approximately $50 million of incremental annual premiums during the first quarter of 2023. In aggregate, we estimate that the cumulative economic benefit of our long-term care insurance multi-year in-force rate action plan through the first quarter of 2023 was approximately $23.8 billion, on a net present value basis, of the total expected amount required of $30.3 billion. We continue to work closely with the National Association of Insurance Commissioners (“NAIC”) and state regulators to demonstrate the broad-based need for actuarially justified rate increases and associated benefit reductions in order to pay future claims.

Enact continues to be a significant driver of value for Genworth. As the majority shareholder, Genworth Holdings received $37 million in the first quarter of 2023 from Enact Holdings’ share repurchases and quarterly dividends. Cash flows from Enact have enabled us to achieve key milestones to date and will continue to benefit our shareholders by fueling our share repurchase program and long-term growth strategy. To date, Genworth Financial has repurchased approximately $182 million worth of its common shares under its share repurchase program that began in 2022, including $68 million during the first quarter of 2023 and another $50 million in April 2023, leaving approximately $168 million that may yet be purchased under the program. The timing and number of future shares repurchased under the program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors.

In terms of our longer-term priorities, we are focused on advancing Genworth’s senior care growth initiatives, including through fee-based and other services, advice, consulting and other products offered by CareScout, an indirect subsidiary of Genworth Financial. We see meaningful opportunities to provide these services to address the needs of elderly Americans, as well as their caregivers and families. We launched the initial phase of our CareScout services business in March 2023. This business includes a digital platform, where we hope to curate a broad marketplace that matches consumers’ long-term care needs with a network of preferred providers that we are building as part of the initial phase of the CareScout services launch. In addition to the digital platform and preferred network offerings to consumers, employers and long-term care insurers, the discounts available through the network are expected to have the potential to generate significant reductions in our legacy long-term care insurance claims costs. Our CareScout services business is currently focused on home care providers because we believe the majority of Genworth policyholders prefer to receive care in their homes. While the initial focus for the quality care provider network will be with Genworth’s long-term care insurance policyholders in one state, we believe we can accelerate our efforts to build a national quality home care provider network, which we expect could allow a high-quality experience and discounted fees for more existing Genworth policyholders and broaden the scope of our CareScout services business to new consumer markets. As we expand the business, there may be other potential future growth opportunities, namely options that assist in funding long-term care needs and expanding CareScout’s products and services to international markets.

Genworth will strive to maintain a disciplined approach in its capital allocation strategy going forward, balancing investments in growth initiatives with returning value to shareholders. We may also continue to opportunistically repurchase Genworth Holdings’ debt as part of our balanced capital allocation strategy.

Financial Strength and Credit Ratings

On April 25, 2023, Fitch Ratings, Inc. upgraded the financial strength rating of Enact Mortgage Insurance Corporation (“EMICO”), Enact Holdings’ principal U.S. mortgage insurance subsidiary, to “A-” from “BBB+” with an outlook of stable.

On March 1, 2023, Moody’s Investors Service, Inc. upgraded the credit rating of Genworth Holdings to “Ba1” from “Ba2” and upgraded the financial strength rating of EMICO to “A3” from “Baa1.” The outlooks for the ratings are stable.

On February 16, 2023, S&P Global Ratings upgraded the credit rating of Genworth Financial and Genworth Holdings to “BB-” from “B+” with an outlook of stable and upgraded the financial strength rating of EMICO to “BBB+” from “BBB.”

There were no other changes in the financial strength ratings of our insurance subsidiaries or the credit ratings of Genworth Financial and Genworth Holdings subsequent to February 28, 2023, the date we filed our 2022 Annual Report on Form 10-K. For additional information regarding the financial strength ratings of Genworth Financial’s insurance subsidiaries and the credit ratings of Genworth Financial and Genworth Holdings, including their importance to our business, see “Item 1—Ratings” in our 2022 Annual Report on Form 10-K.

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

Our expenses consist primarily of the following:

•

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of benefits paid and reserve activity related to current claims and future policy benefits on insurance and investment products for long-term care insurance, life insurance, accident and health insurance, structured settlements and single premium immediate annuities with life contingencies, and claim costs incurred related to mortgage insurance products. Benefits and other changes in policy reserves exclude the impact of liability remeasurement (gains) losses, which is separately presented as discussed below.

•

Liability remeasurement (gains) losses. Liability remeasurement (gains) losses represent changes to the net premium ratio for actual versus expected experience and updates to cash flow assumptions used to measure long-duration and limited-payment insurance contracts.

•

Changes in fair value of market risk benefits and associated hedges. Changes in fair value of market risk benefits and associated hedges consist of fair value changes due to capital market risks (other than changes attributable to instrument-specific credit risk) and changes in the fair value of non-qualified derivative instruments associated with our market risk benefits.

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

•

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs (“DAC”) and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or Enact Holdings, and certain reinsurance arrangements being accounted for as deposits.

•

Provision (benefit) for income taxes. We tax our businesses at the U.S. corporate federal income tax rate of 21%. Each segment is then adjusted to reflect the unique tax attributes of that segment, such as permanent differences between U.S. generally accepted accounting principles (“U.S. GAAP”) and tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other.

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

The annually-determined tax rates and adjustments to each segment’s provision for income taxes are estimates which are subject to review and could change from year to year. U.S. GAAP generally requires an annualized effective tax rate to be used for interim reporting periods, utilizing projections of full year results. However, in certain circumstances it is appropriate to record the actual effective tax rate for the period if a reliable full year estimate cannot be made. For the three months ended March 31, 2023, we utilized the actual effective tax rate for the interim period to record the provision for income taxes for our Long-Term Care Insurance and Life and Annuities segments and the annualized projected effective tax rate for our Enact segment and Corporate and Other. We utilized the effective tax rate for the year ended December 31, 2022 in determining the re-presented provision for income taxes for the three months ended March 31, 2022.

We allocate corporate expenses to each of our operating segments using various methodologies.

Consolidated Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$915	$917	$(2)	—%
Net investment income	787	764	23	3%
Net investment gains (losses)	(11)	42	(53)	(126)%
Policy fees and other income	163	170	(7)	(4)%

Total revenues	1,854	1,893	(39)	(2)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,172	1,165	7	1%
Liability remeasurement (gains) losses	22	(41)	63	154%
Changes in fair value of market risk benefits and associated hedges	17	(41)	58	141%
Interest credited	126	125	1	1%
Acquisition and operating expenses, net of deferrals	283	280	3	1%
Amortization of deferred acquisition costs and intangibles	72	88	(16)	(18)%
Interest expense	29	26	3	12%

Total benefits and expenses	1,721	1,602	119	7%

Income from continuing operations before income taxes	133	291	(158)	(54)%
Provision for income taxes	39	68	(29)	(43)%

Income from continuing operations	94	223	(129)	(58)%
Loss from discontinued operations, net of taxes	—	(2)	2	100%

Net income	94	221	(127)	(57)%
Less: net income from continuing operations attributable to noncontrolling interests	32	30	2	7%
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—%

Net income available to Genworth Financial, Inc.’s common stockholders	$62	$191	$(129)	(68)%

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$62	$193	$(131)	(68)%
Loss from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	(2)	2	100%

Net income available to Genworth Financial, Inc.’s common stockholders	$62	$191	$(129)	(68)%

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

Use of non- GAAP measures

Reconciliation of net income (loss) to adjusted operating income (loss)

We use non-GAAP financial measures entitled “adjusted operating income (loss)” and “adjusted operating income (loss) per share.” Adjusted operating income (loss) per share is derived from adjusted operating income (loss). Our chief operating decision maker evaluates segment performance and allocates resources on the basis of adjusted operating income (loss). We define adjusted operating income (loss) as income (loss) from continuing operations excluding the after-tax effects of income (loss) from continuing operations attributable to noncontrolling interests, net investment gains (losses), changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, restructuring costs and infrequent or unusual non-operating items. A component of our net investment gains (losses) is the result of estimated future credit losses, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. We exclude net investment gains (losses), changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, restructuring costs and infrequent or unusual non-operating items from adjusted operating income (loss) because, in our opinion, they are not indicative of overall operating performance.

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

Adjustments to reconcile net income (loss) to adjusted operating income (loss) assume a 21% tax rate and are net of the portion attributable to noncontrolling interests. Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges are also adjusted for changes in reserves, attributed fees and benefit payments.

The following table presents a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2023	2022
Net income available to Genworth Financial, Inc.’s common stockholders	$62	$191
Add: net income from continuing operations attributable to noncontrolling interests	32	30
Add: net income from discontinued operations attributable to noncontrolling interests	—	—

Net income	94	221
Less: loss from discontinued operations, net of taxes	—	(2)

Income from continuing operations	94	223
Less: net income from continuing operations attributable to noncontrolling interests	32	30

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	62	193
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses	11	(42)
Changes in fair value of market risk benefits attributable to changes in interest rates, equity markets and associated hedges (1)	14	(54)
(Gains) losses on early extinguishment of debt	(1)	3
Expenses related to restructuring	3	—
Taxes on adjustments	(5)	20

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$84	$120

(1)

For the three months ended March 31, 2023 and 2022, changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges were adjusted for changes in reserves, attributed fees and benefit payments of $(3) million and $(13) million, respectively.

We repurchased $11 million principal amount of Genworth Holdings’ senior notes due in June 2034 and $82 million principal amount of Genworth Holdings’ senior notes due in February 2024 in the first quarters of 2023 and 2022, respectively, for a pre-tax gain (loss) of $1 million and $(3) million, respectively. These transactions were excluded from adjusted operating income as they relate to gains (losses) on the early extinguishment of debt.

We recorded a pre-tax expense of $3 million in the first quarter of 2023 related to restructuring costs as we continue to evaluate and appropriately size our organizational needs and expenses. There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

Earnings per share

The following table provides basic and diluted earnings per common share for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2023	2022	2023 vs. 2022
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.13	$0.38	$(0.25)	(66)%

Diluted	$0.12	$0.37	$(0.25)	(68)%

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.13	$0.38	$(0.25)	(66)%

Diluted	$0.12	$0.37	$(0.25)	(68)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.17	$0.24	$(0.07)	(29)%

Diluted	$0.17	$0.23	$(0.06)	(26)%

Weighted-average common shares outstanding:
Basic	492.3	508.3

Diluted	500.1	517.4

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based awards.

The following table presents a summary of adjusted operating income (loss) for our segments and Corporate and Other for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$143	$135	$8	6%
Long-Term Care Insurance segment	(37)	27	(64)	NM (1)
Life and Annuities segment:
Life insurance	(27)	(47)	20	43%
Fixed annuities	14	13	1	8%
Variable annuities	9	4	5	125%

Life and Annuities segment	(4)	(30)	26	87%

Corporate and Other	(18)	(12)	(6)	(50)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$84	$120	$(36)	(30)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Executive Summary of Consolidated Financial Results

Below is an executive summary of our condensed consolidated financial results for the periods indicated. Amounts within this “Executive Summary of Consolidated Financial Results” are net of taxes, unless otherwise indicated. After-tax amounts assume a tax rate of 21%.

For a discussion of selected financial information and detailed descriptions of operating performance measures see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

•	Net income for the three months ended March 31, 2023 and 2022 was $62 million and $191 million, respectively, and adjusted operating income was $84 million and $120 million, respectively.

•	Our Enact segment drove our first quarter of 2023 consolidated financial results, reporting $143 million of adjusted operating income, an increase of 6% compared to the first quarter of 2022.

•	Adjusted operating income increased primarily attributable to higher net investment income in the current year.

•	Our Long-Term Care Insurance segment reported adjusted operating income (loss) of $(37) million and $27 million for the three months ended March 31, 2023 and 2022, respectively.

•

The change to an adjusted operating loss in the current year from adjusted operating income in the prior year was primarily driven by an unfavorable cash flow assumption update related to implementation timing of our in-force rate action plan in the current year.

•	We also experienced higher new claims and benefit utilization in the current year. Terminations were elevated compared to our expectations, although lower than the prior year.

•

Higher net investment income and higher premiums related to our in-force rate action plan were mostly offset by higher operating expenses primarily from expenses related to policyholder benefit reduction elections made in connection with legal settlements in the current year.

•	Our Life and Annuities segment reported an adjusted operating loss of $4 million and $30 million for the three months ended March 31, 2023 and 2022, respectively.

•	Life insurance:

•	The adjusted operating loss in our life insurance products decreased $20 million primarily due to a $20 million legal settlement accrual in the prior year that did not recur.

•	Current year results reflected unfavorable mortality experience, though improved compared to the prior year as COVID-19 impacts subsided.

•	DAC amortization was lower related to lower term lapses, partially offset by lower premiums reflecting runoff of our in-force blocks in the current year.

•	Fixed annuities:

•

Adjusted operating income in our fixed annuity products increased $1 million mainly attributable to higher mortality in our single premium immediate annuity products, mostly offset by lower net spreads primarily related to block runoff in the current year.

•	Variable annuities:

•

Adjusted operating income in our variable annuity products increased $5 million predominantly due to aging of the block that resulted in lower attributed fees and benefit payments, partially offset by a decrease in fee income driven by lower account value in the current year.

•	Corporate and Other had an adjusted operating loss of $18 million and $12 million for the three months ended March 31, 2023 and 2022, respectively.

•	The increase in the loss was primarily driven by higher expenses related to CareScout growth initiatives and higher interest expense in the current year.

Significant Developments and Strategic Highlights

The periods under review include, among others, the following significant developments and steps taken in the execution of our strategic priorities.

Enact

•	Persistency and loss performance:

•

Enact’s primary persistency rate increased to 85% for the first quarter of 2023 compared to 76% for the first quarter of 2022 largely from suppressed mortgage refinancing activity in the current year due to elevated interest rates.

•

Enact recorded a favorable pre-tax reserve adjustment of $70 million during the first quarter of 2023 primarily related to favorable cure performance on COVID-19 delinquencies from 2020 and 2021 compared to a $50 million pre-tax reserve release in the first quarter of 2022 primarily related to 2020 COVID-19 delinquencies.

•	PMIERs compliance:

•	Effective March 1, 2023, the GSEs removed the capital restrictions that had been imposed on Enact.

•	Enact’s PMIERs sufficiency ratio was 164% or $2,098 million above the PMIERs requirements as of March 31, 2023.

•

As of March 31, 2023, Enact had estimated available assets of $5,357 million against $3,259 million net required assets under PMIERs compared to available assets of $5,206 million against $3,156 million net required assets as of December 31, 2022 (PMIERs sufficiency as of December 31, 2022 was based on the published requirements applicable to private mortgage insurers and did not give effect to the GSE restrictions previously imposed on Enact).

•	Dividends and other return of capital:

•

On November 1, 2022, Enact Holdings announced the approval by its board of directors of a share repurchase program under which Enact Holdings may repurchase up to $75 million of its outstanding common stock. We have agreed to participate in order to maintain our overall ownership at its current level.

•	Genworth Holdings received $37 million from Enact Holdings’ quarterly dividends and share repurchases as the majority shareholder in the first quarter of 2023.

U.S. life insurance companies

•

As of March 31, 2023, the consolidated company action level risk-based capital ratio of our U.S. domiciled life insurance subsidiaries was estimated to be approximately 295%, which increased from 291% as of December 31, 2022. The increase was driven by favorable statutory earnings in our long-term care insurance business mainly from premium rate increases and benefit reductions from in-force rate actions, including the impacts from a legal settlement, and from favorable terminations. The increase was also attributable to favorable impacts from equity market performance related to our variable annuity products.

•

As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring these blocks closer to their original pricing. We estimate that the cumulative economic benefit of our long-term care insurance multi-year in-force rate action plan through the first quarter of 2023 was approximately $23.8 billion, on a net present value basis, of the total expected amount required of $30.3 billion.

Liquidity and capital resources

•	Genworth Financial share repurchase program:

•	During the first quarter of 2023, Genworth Financial repurchased 11,224,848 shares of its common stock at an average price of $6.08 per share for a total cost, excluding excise taxes, of $68 million.

•

Genworth Financial authorized share repurchases through a Rule 10b5-1 trading plan under which 9,121,315 shares of its common stock were repurchased in April 2023 at an average price of $5.48 per share for a total cost of $50 million before excise taxes, leaving approximately $168 million that may yet be purchased under the share repurchase program.

•	Genworth Holdings’ debt:

•

During the first quarter of 2023, Genworth Holdings repurchased $11 million principal amount of its 6.50% senior notes due in June 2034 for a pre-tax gain of $1 million and paid accrued interest thereon.

•	As of March 31, 2023, Genworth Holdings had outstanding principal of $876 million of long-term debt, with no debt maturities until June 2034.

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

Management regularly monitors and reports insurance in-force, risk in-force and a loss ratio for our Enact segment. Insurance in-force is a measure of the aggregate unpaid principal balance as of the respective reporting date for loans insured by our U.S. mortgage insurance subsidiaries. Risk in-force is based on the coverage percentage applied to the estimated current outstanding loan balance. We consider insurance in-force and risk in-force to be measures of our Enact segment’s operating performance because they represent measures of the size of its business at a specific date which will generate revenues and profits in a future period, rather than measures of its revenues or profitability during that period. The loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. We consider the loss ratio to be a measure of underwriting performance and helps to enhance the understanding of the operating performance of our Enact segment.

Management also regularly monitors and reports on in-force rate actions, including state filing approvals; impacted in-force premiums; weighted-average percentage rate increases approved; and gross incremental premiums approved in our Long-Term Care Insurance segment. In-force rate actions are critical to our strategy for our long-term care insurance business. We monitor these selected operating performance measures for in-force rate actions to track our progress on achieving economic break-even. We consider these in-force rate actions metrics to be measures of financial performance and help to enhance the understanding of the operating performance of our Long-Term Care Insurance segment.

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

Mortgage origination activity remained slow during the first quarter of 2023 in response to rising mortgage rates throughout 2022. The refinance market is likely to remain low in the near to mid-term as the U.S. Federal Reserve has not signaled any intent to reduce interest rates. Housing affordability remains challenged due to higher interest rates, low inventory and elevated home prices, modestly offset by rising median family income, according to the National Association of Realtors Housing Affordability Index. After a sustained period of strong home price appreciation, national home prices began to decline in late 2022 but stabilized during the first quarter of 2023, according to the Federal Housing Finance Agency (“FHFA”) Monthly Purchase-Only House Price Index.

The unemployment rate remained flat at 3.5% in March 2023 compared to December 2022. As of March 31, 2023, there were under six million unemployed Americans, of which approximately one million were long term unemployed over 26 weeks. Both metrics are in line with pre-pandemic levels.

For mortgages insured by the federal government (including those purchased by Fannie Mae and Freddie Mac), forbearance allows borrowers impacted by COVID-19 to temporarily suspend mortgage payments up to 18 months subject to certain limits. An initial forbearance period is typically up to six months and can be extended for another six months if requested by the borrower to the mortgage servicer. However, the Biden Administration ended the national emergency for COVID-19 in April 2023, so the deadline for requesting a COVID-19 related forbearance under the Coronavirus Aid, Relief, and Economic Security Act will end in August 2023. At present, the GSEs’ COVID-19 related policies, including with respect to forbearance, remain in effect. Further, in March 2023, the GSEs announced new loss mitigation programs that would allow six-month payment deferrals for borrowers facing financial hardship and encouraged servicers to start evaluating borrowers for these programs as early as July 1, 2023 but no later than October 1, 2023. Even though most foreclosure moratoriums expired at the end of 2021, federal laws and regulations continue to require servicers to discuss loss mitigation options with borrowers before proceeding with foreclosures. These requirements could further extend the foreclosure timeline, which could negatively impact the severity of loss on loans that go to claim.

Although it is difficult to predict the future level of reported forbearance and how many of the loans in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer reported forbearances have generally declined. As of March 31, 2023, approximately 1% or 13,678 of Enact’s active primary policies were reported in a forbearance plan, of which approximately 34% were reported as delinquent compared with approximately 2% or 18,588 of its active primary policies reported in forbearance with approximately 41% reported as delinquent as of March 31, 2022.

Total delinquencies decreased during the first quarter of 2023 compared to the first quarter of 2022 as a result of cures outpacing new delinquencies. The first quarter 2023 new delinquency rate of 1.0% was slightly higher than the first quarter 2022 new delinquency rate of 0.9%. The full impact of COVID-19 and its adverse economic effects on Enact’s future business results continue to be difficult to predict. Given the maximum length of forbearance plans, the resolution of a delinquency in a plan may not be known for several quarters. Enact continues to monitor regulatory and government actions and the resolution of forbearance delinquencies. While the associated risks have moderated and delinquencies have declined, it is possible that COVID-19 related forbearance programs could have an adverse impact on Enact’s future results of operations and financial condition.

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

On October 24, 2022, the FHFA announced targeted changes to the GSEs’ guarantee fee pricing by eliminating upfront fees for certain first-time home buyers with income at or below area median income and for certain GSE affordable mortgage products, while implementing targeted increases to the upfront fees for most cash-out refinance loans. The fee reductions went into effect in the fourth quarter of 2022 while the new fees on cash-out refinance loans began February 1, 2023. Enact expects these price changes to have a net positive impact to the private mortgage insurance market but believes the impact has been limited to date.

The FHFA also announced in October 2022 its validation and approval of certain credit score models for use by the GSEs and changed the required number of credit reports provided by lenders from all three nationwide consumer reporting agencies to only two. The validation of the new credit scores requires lenders to deliver both credit scores for each loan sold to the GSEs. The FHFA has announced preliminary implementation expectations, but this is expected to be a multiple year process that will require system and process updates.

In January 2023, the FHFA announced additional updates to its upfront fee structure and pricing matrix. The changes marked the third iteration of the FHFA’s ongoing pricing review since early last year and impact purchase and rate-term refinance loans. Pricing grids are to be broken out by loan purpose and recalibrated to new credit score and loan-to-value ratio categories, along with associated loan attributes. The new pricing matrix also includes new upfront fees for loans with debt-to-income ratios greater than 40%. Some changes went into effect May 1, 2023, but the adjustments related to debt-to-income ratios were delayed until August 2023. The effects of these changes will ultimately be dependent on any changes made by the FHA, but Enact does not expect a significant impact to the private mortgage insurance market.

In February 2023, the Department of Housing and Urban Development announced a 30 basis point reduction of the annual insurance premium charged to borrowers with FHA-insured mortgages in order to reduce the cost of borrowing for eligible lower and middle class homebuyers. This price reduction, which went into effect on March 20, 2023, is expected to have a negative impact on the U.S. private mortgage insurance market but will be partially offset by the effects of the recent FHFA pricing changes referenced above. Enact does not expect the net impact to be material.

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

New insurance written of $13.2 billion in the first quarter of 2023 decreased 30% compared to the first quarter of 2022 mostly from a decline in originations due to elevated interest rates.

Enact’s primary persistency rate increased to 85% during the first quarter of 2023 compared to 76% during the first quarter of 2022. The increase in persistency was primarily driven by a decline in the percentage of in-force policies with mortgage rates above current interest rates. Higher persistency offset the decline in new insurance written in the first quarter of 2023, leading to an increase in primary insurance in-force of $4.3 billion as compared to December 31, 2022.

Net earned premiums increased slightly in the first quarter of 2023 compared to the first quarter of 2022 as insurance in-force growth was mostly offset by the lapse of older, higher priced policies and lower single premium policy cancellations in the current year. The total number of delinquent loans has declined from the COVID-19 peak in the second quarter of 2020 as borrowers continued to exit forbearance plans and new forbearances declined. During this time and consistent with prior years, servicers continued the practice of remitting premiums during the early stages of default and Enact refunds the post-delinquent premiums to the insured party if the delinquent loan goes to claim. Enact records a liability and a reduction to net earned premiums for the post-delinquent premiums it expects to refund. The post-delinquent premium liability recorded since the beginning of COVID-19 in the second quarter of 2020 through the first quarter of 2023 was not significant to the change in earned premiums for those periods as a result of the high concentration of new delinquencies being subject to a servicer reported forbearance plan and the lower estimated rate at which delinquencies to go claim (“claim rate”) for these loans.

Enact’s loss ratio for the three months ended March 31, 2023 and 2022 was (5)% and (4)%, respectively. Enact recorded a favorable reserve adjustment of $70 million during the first quarter of 2023 primarily related to favorable cure performance on COVID-19 delinquencies from 2020 and 2021 compared to a reserve release of $50 million during the first quarter of 2022 on COVID-19 delinquencies from 2020. During the peak of COVID-19, Enact experienced elevated new delinquencies subject to forbearance plans. Those delinquencies have been curing at levels above Enact’s reserve expectations, which was a primary driver of the release of reserves in both the first quarters of 2023 and 2022.

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

New primary delinquencies in the first quarter of 2023 increased compared to the first quarter of 2022. New primary delinquencies of 9,599 contributed $58 million of loss expense in the first quarter of 2023, while Enact incurred $39 million of losses from 8,724 new primary delinquencies in the first quarter of 2022. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions. Approximately 17% of Enact’s primary new delinquencies in the first quarter of 2023 were subject to a forbearance plan compared to 27% in the first quarter of 2022. Due to the declining number of new delinquencies in forbearance, Enact no longer differentiates the expected claim rates applied to new delinquencies in forbearance versus those not in forbearance.

As of March 31, 2023, EMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was approximately 12.7:1, compared with a risk-to-capital ratio of 12.9:1 as of December 31, 2022. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.

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

In September 2020, subsequent to the issuance of Enact Holdings’ senior notes due in 2025, the GSEs imposed certain restrictions (the “GSE Restrictions”) with respect to capital on Enact. In May 2021, in connection with their conditional approval of the then potential partial sale of Enact Holdings, the GSEs confirmed the GSE Restrictions would remain in effect until certain conditions (the “GSE Conditions”) were met. These conditions were met as of December 31, 2022 and in March 2023, the GSEs confirmed that Enact is no longer subject to the GSE Restrictions and the GSE Conditions.

Prior to the satisfaction of the GSE Conditions, the GSE Restrictions required EMICO to maintain 120% of PMIERs minimum required assets during 2022 and 125% thereafter, and Enact Holdings to retain $300 million of holding company liquidity that could be drawn down exclusively for its debt service or to contribute to EMICO to meet its regulatory capital needs including PMIERs. The removal of the GSE Restrictions and GSE Conditions enhances Enact’s financial flexibility and competitiveness by no longer making it subject to more stringent capital requirements than its peers.

As of March 31, 2023, Enact had estimated available assets of $5,357 million against $3,259 million net required assets under PMIERs compared to available assets of $5,206 million against $3,156 million net required assets as of December 31, 2022. The sufficiency ratio as of March 31, 2023 was 164% or $2,098 million above the PMIERs requirements, compared to 165% or $2,050 million above the PMIERs requirements as of December 31, 2022. PMIERs sufficiency as of December 31, 2022 was based on the published requirements applicable to private mortgage insurers and did not give effect to the GSE Restrictions previously imposed on Enact. The PMIERs sufficiency in the first quarter of 2023 was relatively flat as an increase in available assets and the completion of an excess of loss reinsurance transaction during the first quarter of 2023 were mostly offset by new insurance written and amortization of existing reinsurance transactions. Enact’s PMIERs required assets as of March 31, 2023 and December 31, 2022 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans. The application of the 0.30 multiplier to all eligible delinquencies provided $120 million of benefit to Enact’s March 31, 2023 PMIERs required assets compared to $132 million of benefit as of December 31, 2022. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier.

On March 8, 2023, Enact executed an excess of loss reinsurance transaction with a panel of reinsurers, which provides up to approximately $180 million of reinsurance coverage on a portion of current and expected mortgage insurance policies written for the 2023 book year, effective January 1, 2023. Credit risk transfer transactions provided an aggregate of approximately $1,523 million of PMIERs capital credit as of March 31, 2023. Enact may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time.

On April 26, 2022, Enact Holdings’ board of directors approved the initiation of a quarterly dividend program. Pursuant to the program, Enact Holdings began paying quarterly dividends in the second quarter of 2022. In the first quarter of 2023, Genworth Holdings received $19 million as the majority shareholder. On May 1, 2023, Enact Holdings announced an increase of its next quarterly dividend to $0.16 per share to be paid in June 2023. Future dividend payments are subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial. In addition, in November 2022, Enact Holdings announced approval by its board of directors of a share repurchase program under which it may repurchase up to $75 million of its outstanding common stock. Genworth Holdings has agreed to participate in order to maintain its overall ownership at its current level. Enact Holdings began share repurchases under the program in the fourth quarter of 2022 and in the first quarter of 2023, Genworth Holdings received $18 million as the majority shareholder.

EMICO completed a distribution to Enact Holdings in April 2023. Enact Holdings intends to use this and future EMICO distributions to fund the quarterly dividend as well as to bolster its financial flexibility and potentially return additional capital to shareholders.

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

Segment results of operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$235	$234	$1	—%
Net investment income	46	35	11	31%
Net investment gains (losses)	—	—	—	—%
Policy fees and other income	—	1	(1)	(100)%

Total revenues	281	270	11	4%

Benefits and expenses:
Benefits and other changes in policy reserves	(11)	(10)	(1)	(10)%
Acquisition and operating expenses, net of deferrals	52	54	(2)	(4)%
Amortization of deferred acquisition costs and intangibles	3	3	—	—%
Interest expense	13	13	—	—%

Total benefits and expenses	57	60	(3)	(5)%

Income from continuing operations before income taxes	224	210	14	7%
Provision for income taxes	49	45	4	9%

Income from continuing operations	175	165	10	6%
Less: net income from continuing operations attributable to noncontrolling interests	32	30	2	7%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	143	135	8	6%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses	—	—	—	—%
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$143	$135	$8	6%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income increased primarily attributable to higher net investment income in the current year.

Revenues

Premiums increased slightly as higher insurance in-force driven by increased persistency was mostly offset by the lapse of older, higher priced policies and lower single premium policy cancellations in the current year.

Net investment income increased primarily from higher investment yields and higher average invested assets, partially offset by lower income from bond calls in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased largely from a higher favorable reserve adjustment, mostly offset by higher new delinquencies in the current year. In the first quarter of 2023, Enact recorded a favorable reserve adjustment of $70 million primarily related to better than expected cure performance on COVID-19 delinquencies from 2020 and 2021 compared to a $50 million reserve release on 2020 COVID-19 delinquencies in the prior year.

Provision for income taxes. The effective tax rate was 21.6% for both the three months ended March 31, 2023 and 2022, consistent with the U.S. corporate federal income tax rate.

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

The following table sets forth selected operating performance measures regarding Enact as of and for the dates indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Primary insurance in-force (1)	$252,516	$231,853	$20,663	9%
Risk in-force:
Primary	$64,106	$58,295	$5,811	10%
Pool	76	97	(21)	(22)%

Total risk in-force	$64,182	$58,392	$5,790	10%

New insurance written	$13,154	$18,823	$(5,669)	(30)%

(1)	Primary insurance in-force represents the aggregate unpaid principal balance for loans Enact insures.

Primary insurance in-force and risk in-force

Primary insurance in-force increased mainly from new insurance written. In addition, lower lapses and cancellations drove higher primary persistency largely as a result of suppressed refinancing activity in the current year due to elevated interest rates. The primary persistency rate was 85% and 76% for the three months ended March 31, 2023 and 2022, respectively. Total risk in-force increased primarily as a result of higher primary insurance in-force.

New insurance written

New insurance written decreased principally from lower originations in the current year due to elevated interest rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for Enact for the dates indicated:

	Three months ended March 31,		Increase (decrease)
	2023	2022	2023 vs. 2022
Loss ratio	(5)%	(4)%	(1)%
Expense ratio	23%	24%	(1)%

The loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. The expense ratio is the ratio of general expenses to net earned premiums. In Enact, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.

The loss ratio decreased slightly compared to the three months ended March 31, 2022 largely from a higher favorable reserve adjustment, mostly offset by higher new delinquencies in the current year. In the first quarter of 2023, Enact recorded a favorable reserve adjustment of $70 million related to better than expected cure performance on COVID-19 delinquencies from 2020 and 2021 compared to a $50 million reserve release on 2020 COVID-19 delinquencies in the prior year.

The expense ratio was slightly lower compared to the three months ended March 31, 2022 driven by lower operating costs in the current year.

Mortgage insurance loan portfolio

The following table sets forth selected financial information regarding Enact’s loan portfolio as of March 31:

(Amounts in millions)	2023	2022
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$40,776	$36,867
90.01% to 95.00%	105,336	96,419
85.01% to 90.00%	73,756	66,226
85.00% and below	32,648	32,341

Total	$252,516	$231,853

Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$11,545	$10,379
90.01% to 95.00%	30,589	27,987
85.01% to 90.00%	18,054	16,082
85.00% and below	3,918	3,847

Total	$64,106	$58,295

Primary insurance in-force by FICO (1) score at origination:
Over 760	$104,635	$93,222
740-759	40,983	36,821
720-739	35,554	32,363
700-719	29,160	27,620
680-699	21,717	21,259
660-679 (2)	11,057	10,805
640-659	6,114	6,188
620-639	2,604	2,774
<620	692	801

Total	$252,516	$231,853

Primary risk in-force by FICO score at origination:
Over 760	$26,480	$23,326
740-759	10,418	9,267
720-739	9,126	8,224
700-719	7,406	6,974
680-699	5,481	5,334
660-679 (2)	2,809	2,715
640-659	1,549	1,550
620-639	660	699
<620	177	206

Total	$64,106	$58,295

(1)	Fair Isaac Company.
(2)	Loans with unknown FICO scores are included in the 660-679 category.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for Enact’s loan portfolio as of the dates indicated:

	March 31, 2023	December 31, 2022	March 31, 2022
Primary insurance:
Insured loans in-force	965,544	960,306	941,689
Delinquent loans	18,633	19,943	22,571
Percentage of delinquent loans (delinquency rate)	1.93%	2.08%	2.40%

Delinquency rates have decreased primarily from a decline in total delinquencies as cures outpaced new delinquencies.

The following tables set forth primary delinquencies, direct primary case reserves and risk in-force by aged missed payment status in Enact’s loan portfolio as of the dates indicated:

	March 31, 2023
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	7,876	$67	$462	14%
4 - 11 payments	6,714	182	423	43%
12 payments or more	4,043	213	220	97%

Total	18,633	$462	$1,105	42%

	December 31, 2022
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,920	$69	$509	14%
4 - 11 payments	6,466	166	390	43%
12 payments or more	4,557	244	248	98%

Total	19,943	$479	$1,147	42%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, incurred but not reported (“IBNR”) and reinsurance reserves.

Reserves as a percentage of risk in-force as of March 31, 2023 remained flat compared to December 31, 2022. While the number of loans that are delinquent for 12 months or more has decreased since December 31, 2022, it remains elevated compared to pre-COVID-19 levels due in large part to COVID-19 related forbearance options and the slowing of foreclosures. Due to continued forbearance options, foreclosure moratoriums and the uncertainty around the lack of progression through the foreclosure process, there is still uncertainty around the likelihood and timing of delinquencies going to claim.

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

	Percent of primary risk in-force as of March 31, 2023	Percent of direct primary case reserves as of March 31, 2023 (1)	Delinquency rate as of
			March 31, 2023	December 31, 2022	March 31, 2022
By State:
California	12%	11%	1.99%	2.09%	2.75%
Texas	8%	7%	1.92%	2.12%	2.51%
Florida (2)	8%	8%	2.24%	2.54%	2.51%
New York (2)	5%	13%	2.82%	2.95%	3.51%
Illinois (2)	5%	6%	2.51%	2.54%	2.85%
Arizona	4%	2%	1.68%	1.78%	1.92%
Michigan	4%	3%	1.72%	1.79%	1.87%
North Carolina	3%	2%	1.48%	1.59%	1.96%
Georgia	3%	3%	2.19%	2.23%	2.63%
Washington	3%	3%	1.64%	1.92%	2.68%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
(2)	Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

	Percent of primary risk in-force as of March 31, 2023	Percent of direct primary case reserves as of March 31, 2023 (1)	Delinquency rate as of
			March 31, 2023	December 31, 2022	March 31, 2022
By MSA or MD:
Phoenix, AZ MSA	3%	2%	1.72%	1.83%	1.92%
Chicago-Naperville, IL MD	3%	5%	2.77%	2.84%	3.39%
Atlanta, GA MSA	3%	3%	2.35%	2.42%	2.92%
New York, NY MD	2%	8%	3.51%	3.75%	4.68%
Washington-Arlington, DC MD	2%	2%	1.79%	1.85%	2.50%
Houston, TX MSA	2%	2%	2.40%	2.60%	3.20%
Riverside-San Bernardino, CA MSA	2%	2%	2.54%	2.89%	3.05%
Los Angeles-Long Beach, CA MD	2%	3%	2.24%	2.18%	3.22%
Dallas, TX MD	2%	1%	1.65%	1.86%	2.04%
Denver-Aurora-Lakewood, CO MSA	2%	1%	0.93%	1.12%	1.47%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

The following table sets forth the dispersion of Enact’s direct primary case reserves, primary insurance in-force and risk in-force by year of policy origination, and delinquency rate as of March 31, 2023:

(Amounts in millions)	Percent of direct primary case reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total	Delinquency rate
Policy Year
2008 and prior	25%	$6,377	3%	$1,643	3%	8.81%
2009 to 2015	7	4,659	2	1,238	2	4.03%
2016	5	5,744	2	1,538	2	3.01%
2017	6	6,201	2	1,632	3	3.53%
2018	7	6,570	3	1,672	3	4.08%
2019	10	15,691	6	3,989	6	2.57%
2020	16	52,389	21	13,484	21	1.42%
2021	18	79,377	31	19,917	31	1.23%
2022	6	62,481	25	15,647	24	0.74%
2023	—	13,027	5	3,346	5	0.02%

Total portfolio	100%	$252,516	100%	$64,106	100%	1.93%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

Loss reserves in policy years 2008 and prior are outsized compared to their representation of risk in-force. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses Enact will experience on these policy years, they have become a smaller percentage of its total mortgage insurance portfolio. Loss reserves have shifted to newer book years, largely 2020 and later, given their significant representation of risk in-force. As of March 31, 2023, Enact’s 2016 and newer policy years represented approximately 95% of its primary risk in-force and 68% of its total direct primary case reserves.

Long-Term Care Insurance segment

Trends and conditions

The long-term profitability of our long-term care insurance business depends upon how our actual experience compares with our valuation assumptions, including but not limited to in-force rate actions, morbidity, mortality and persistency. Estimates for in-force rate actions reflect certain simplifying assumptions that may vary materially from actual results, including but not limited to consistent policyholder behavior over time in addition to a uniform rate of coinsurance and premium taxes. Actual policyholder behavior may differ significantly from these assumptions. Results of our long-term care insurance business are also influenced by our ability to improve investment yields and manage expenses and reinsurance, among other factors. Changes in laws or government programs, including long-term care insurance rate action legislation, regulation and/or practices, could also impact our long-term care insurance business either positively or negatively.

Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. We will continue to monitor our experience and assumptions closely and make changes to our assumptions and methodologies, as appropriate, for our long-term care insurance products. Even small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our reserve levels, results of operations and financial condition.

In our long-term care insurance products, we have experienced higher than expected mortality during COVID-19 which had a favorable impact on reserves and our operating results. Although it is not our practice to track cause of death for long-term care insurance policyholders and claimants, we believe the higher mortality in our long-term care insurance business in early 2022 was likely impacted by COVID-19. We expected the impacts to be temporary, and we saw mortality levels return to pre-pandemic levels in the latter half of 2022. We believe COVID-19 significantly increased mortality on our most vulnerable claimants, which may reduce mortality rates in future periods.

We have also experienced lower than expected new claims incidence in our long-term care insurance business during COVID-19. However, we expected this to be a temporary reduction and that claims incidence experience would ultimately revert to pre-pandemic trends. We are seeing new claims incidence trending back to pre-pandemic levels. In addition, during the pandemic, a larger share of our claimants sought home care instead of facility-based care, and as the impacts of the pandemic subside, we have seen that trend reverse. We continue to utilize virtual assessments to assess eligibility for benefits while in-person assessments have been temporarily discontinued since the onset of COVID-19. We are reviewing the options to resume in-person assessments, with appropriate protocols in place, while having virtual assessments available for those policyholders who would prefer this option. For claimants without the technology to perform virtual assessments, we have alternate options for gathering information. Our long-term care insurance benefit utilization will be monitored for impact, although it is too early to tell the magnitude and/or direction of that impact.

While the ongoing impact of COVID-19 is very difficult to predict, the related outcomes and impact on our long-term care insurance business currently depend on the after-effects indirectly caused by the pandemic, including supply chain shortages and high inflation, and the shape of the economic recovery. We will continue to monitor COVID-19 associated impacts and evaluate all of our assumptions that may need updating as a result of longer-term trends related to the pandemic.

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

Given the ongoing challenges in our long-term care insurance business, we continue to pursue initiatives to improve the risk and profitability profile of our business, including: premium rate increases and associated benefit reductions on our in-force policies; managing expense levels; executing investment strategies targeting higher returns; and enhancing our financial and actuarial analytical capabilities. In addition, we have reached certain legal settlements regarding alleged disclosure deficiencies in premium increases for long-term care insurance policies. The first legal settlement related to certain of our long-term care insurance policies, which represents approximately 20% of our block, was implemented beginning in 2021 and its implementation was materially completed in the second quarter of 2022. Another similar legal settlement on certain of our long-term care insurance policies, which represents 15% of our block, became final on July 29, 2022. We began implementation of this settlement on August 1, 2022. On February 15, 2023, the court issued final approval on another similar pending settlement on certain of our long-term care insurance policies, which represents 35% of our block. Pursuant to its terms, the settlement became final on March 27, 2023. We expect to begin implementation of this settlement in the second quarter of 2023. While the two new settlements are similar to the previous settlement, their ultimate impact will depend on the policyholder election rates and the types of reduced benefits elected. Given our experience with the first settlement, we expect these additional settlements to result in an overall net favorable impact to our long-term care insurance business. While we expect renewal premiums to decline over time, the settlements could accelerate that decline if policyholders continue to elect non-forfeiture and reduced benefit options, which have predominantly been the most prevalent policyholder elections for these legal settlements. Executing on our multi-year long-term care insurance in-force rate action plan with premium rate increases and associated benefit reductions on our legacy long-term care insurance policies is critical to the business. For an update on in-force rate actions, refer to “Significant Developments and Strategic Highlights—U.S. life insurance companies” and the selected operating performance measures below.

Results of our long-term care insurance business are also impacted by interest rates. Prior to the recent rise in interest rates beginning in 2022, historic low interest rates put pressure on the profitability and returns of our long-term care insurance business as higher yielding investments matured and were replaced with lower-yielding investments. We have sought to manage the impact of low interest rates through asset-liability management, investment in alternative assets, including limited partnerships, as well as interest rate hedging strategies for a portion of our long-term care insurance product cash flows. In addition, rapidly rising interest rates may cause increased unrealized losses on our investment portfolios and could have an adverse effect on our financial condition and results of operations, including the requirement to liquidate fixed-income investments in an unrealized loss position to satisfy claims obligations. In our long-term care insurance business, we also remeasure our liability for future policy benefits and related reinsurance recoverables at the single-A bond rate each quarter. As a result, our insurance liabilities are sensitive to movements in interest rates, which will likely result in continued volatility to our reserve balances and equity.

Segment results of operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table sets forth the results of operations relating to our Long-Term Care Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$616	$607	$9	1%
Net investment income	473	447	26	6%
Net investment gains (losses)	9	41	(32)	(78)%

Total revenues	1,098	1,095	3	—%

Benefits and expenses:
Benefits and other changes in policy reserves	940	923	17	2%
Liability remeasurement (gains) losses	5	(65)	70	108%
Acquisition and operating expenses, net of deferrals	162	140	22	16%
Amortization of deferred acquisition costs and intangibles	18	19	(1)	(5)%

Total benefits and expenses	1,125	1,017	108	11%

Income (loss) from continuing operations before income taxes	(27)	78	(105)	(135)%
Provision for income taxes	2	19	(17)	(89)%

Income (loss) from continuing operations	(29)	59	(88)	(149)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	(9)	(41)	32	78%
Expenses related to restructuring	(1)	—	(1)	NM (1)
Taxes on adjustments	2	9	(7)	(78)%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(37)	$27	$(64)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

The change to an adjusted operating loss of $37 million in the current year from adjusted operating income of $27 million in the prior year was largely driven by an unfavorable cash flow assumption update related to implementation timing of our in-force rate action plan in the current year. We also experienced higher new claims and benefit utilization in the current year. Terminations were elevated compared to our expectations, although lower than the prior year. Higher net investment income and higher premiums related to our in-force rate action plan were mostly offset by higher operating expenses primarily from expenses related to policyholder benefit reduction elections made in connection with legal settlements in the current year.

Revenues

Premiums increased primarily driven by $30 million of higher premiums from newly implemented in-force rate actions, partially offset by lower renewal premiums from policy terminations and policies entering paid-up status in the current year.

Net investment income increased largely from higher income from limited partnerships and bank loans as well as higher investment yields, partially offset by lower income related to U.S. Government Treasury Inflation Protected Securities (“TIPS”) in the current year.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Benefits and other changes in policy reserves increased primarily due to higher benefit payments, mostly offset by aging of the in-force block, as well as higher loss adjustment expenses in the current year.

The liability remeasurement loss in the current year was largely driven by an unfavorable assumption update related to implementation timing of our in-force rate action plan and higher than expected new claims and benefit utilization, partially offset by favorable impacts related to elevated terminations. The liability remeasurement gain in the prior year was primarily from elevated claim terminations due in part to COVID-19, partially offset by higher than expected new claims.

Acquisition and operating expenses, net of deferrals, increased principally related to higher premium taxes, commissions and other expenses of $16 million in the current year associated with our in-force rate action plan, which included expenses related to policyholder benefit reduction elections made in connection with legal settlements.

Provision for income taxes. The effective tax rate was (6.3)% and 24.8% for the three months ended March 31, 2023 and 2022, respectively. The decrease in the effective tax rate was primarily attributable to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income, in relation to a pre-tax loss in the current year.

Long-Term Care Insurance selected operating performance measures

As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital.

The following table sets forth filing approvals as part of our multi-year in-force rate action plan for the periods indicated:

	Three months ended March 31,
(Dollar amounts in millions)	2023	2022
State filings approved	23	38
Impacted in-force premiums	$78	$354
Weighted-average percentage rate increase approved	64%	29%
Gross incremental premiums approved	$50	$101

During the first quarter of 2023, we also submitted 29 new filings on approximately $247 million in annualized in-force premiums.

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

Life and Annuities segment

Trends and conditions

Many factors can affect the results of our life insurance and annuity products, as further discussed below. Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. We will continue to monitor our experience and assumptions closely and make changes to our assumptions and methodologies, as appropriate, for our life insurance and annuity products. Even small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our reserve levels, results of operations and financial condition. Results of our life insurance and annuity products depend significantly upon the extent to which our actual future experience is consistent with assumptions and methodologies we have used in calculating our reserves.

Results of our life insurance and annuity products are also impacted by interest rates. Prior to the recent rise in interest rates beginning in 2022, historic low interest rates put pressure on the profitability and returns of our life insurance and annuity products as higher yielding investments matured and were replaced with lower-yielding investments. We have sought to manage the impact of low interest rates through asset-liability management. Additionally, certain products have implicit and explicit rate guarantees or optionality that are significantly impacted by changes in interest rates. During periods of increasing market interest rates, we may increase crediting rates on in-force universal life insurance and fixed annuity products to remain competitive in the marketplace. In addition, rapidly rising interest rates may cause increased unrealized losses on our investment portfolios, increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations, including the requirement to liquidate fixed-income investments in an unrealized loss position to satisfy surrenders or withdrawals. For a further discussion of the impact of interest rates on our life insurance and annuity products, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Annual Report on Form 10-K.

Life insurance

Results of our life insurance products are impacted primarily by mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors. We no longer solicit sales of traditional life insurance products; however, we continue to service our existing retained and reinsured blocks of business.

Mortality levels may deviate each period from historical trends. Overall mortality experience was lower for the first quarter of 2023 compared to the first quarter of 2022. In our life insurance products, COVID-19 deaths also declined significantly in the first quarter of 2023 compared to the first quarter of 2022. We have experienced higher mortality than our then-current and priced-for assumptions in recent years for our universal life insurance block. We have also been experiencing higher mortality related charges resulting from an increase in rates charged by our reinsurance partners reflecting natural block aging and higher mortality compared to expectations.

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

Fixed annuities

Results of our fixed annuity products are affected primarily by investment performance, interest rate levels, the slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, persistency and expense and commission levels. We no longer solicit sales of traditional fixed annuity products; however, we continue to service our existing retained and reinsured blocks of business.

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

Variable annuities

Results of our variable annuity products are affected primarily by investment performance, interest rate levels, the slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, surrenders and scheduled maturities. In addition, the results of our variable annuity products can significantly impact our regulatory capital requirements, distributable earnings and liquidity. We use hedging strategies as well as liquidity planning and asset-liability management to help mitigate the impacts. In addition, we have used reinsurance to help mitigate volatility in our variable annuity results. We no longer solicit sales of variable annuity products; however, we continue to service our existing retained and reinsured blocks of business.

Equity market volatility and interest rate movements have caused fluctuations in the results of our variable annuity products and regulatory capital requirements. In the future, equity and interest rate market performance and volatility could result in additional gains or losses in these products although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table sets forth the results of operations relating to our Life and Annuities segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$62	$74	$(12)	(16)%
Net investment income	264	279	(15)	(5)%
Net investment gains (losses)	(10)	14	(24)	(171)%
Policy fees and other income	163	169	(6)	(4)%

Total revenues	479	536	(57)	(11)%

Benefits and expenses:
Benefits and other changes in policy reserves	246	255	(9)	(4)%
Liability remeasurement (gains) losses	17	24	(7)	(29)%
Changes in fair value of market risk benefits and associated hedges	17	(41)	58	141%
Interest credited	126	125	1	1%
Acquisition and operating expenses, net of deferrals	53	77	(24)	(31)%
Amortization of deferred acquisition costs and intangibles	51	66	(15)	(23)%

Total benefits and expenses	510	506	4	1%

Income (loss) from continuing operations before income taxes	(31)	30	(61)	NM (1)
Provision (benefit) for income taxes	(7)	6	(13)	NM (1)

Income (loss) from continuing operations	(24)	24	(48)	(200)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	10	(14)	24	171%
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	14	(54)	68	126%
Taxes on adjustments	(4)	14	(18)	(129)%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(4)	$(30)	$26	87%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)

For the three months ended March 31, 2023 and 2022, changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges were adjusted for changes in reserves, attributed fees and benefit payments of $(3) million and $(13) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the products included in our Life and Annuities segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$(27)	$(47)	$20	43%
Fixed annuities	14	13	1	8%
Variable annuities	9	4	5	125%

Total adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(4)	$(30)	$26	87%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•

The adjusted operating loss in our life insurance products decreased $20 million primarily due to a $20 million legal settlement accrual in the prior year that did not recur. Current year results reflected unfavorable mortality experience, though improved compared to the prior year as COVID-19 impacts subsided. DAC amortization was lower related to lower term lapses, partially offset by lower premiums reflecting runoff of our in-force blocks in the current year.

•

Adjusted operating income in our fixed annuity products increased $1 million mainly attributable to higher mortality in our single premium immediate annuity products, mostly offset by lower net spreads primarily related to block runoff in the current year.

•

Adjusted operating income in our variable annuity products increased $5 million predominantly due to aging of the block that resulted in lower attributed fees and benefit payments, partially offset by a decrease in fee income driven by lower account value in the current year.

Revenues

Premiums. The decrease was driven by our life insurance products largely due to the continued runoff of our in-force blocks and higher ceded premiums in the current year.

Net investment income. The decrease in net investment income was primarily attributable to lower average invested assets driven mostly by block runoff in our fixed annuity products in the current year.

Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Policy fees and other income. The decrease in policy fees and other income was principally from lower fee income due mostly to a decline in average account value in our variable annuity products in the current year.

Benefits and expenses

Benefits and other changes in policy reserves. The decrease in benefits and other changes in policy reserves was largely driven by a decrease of $7 million in our fixed annuity products principally from block runoff, as well as a decrease of $4 million in our life insurance products primarily from lower mortality and block runoff in the current year.

Liability remeasurement (gains) losses. The decrease in liability remeasurement losses was driven by lower mortality in our life insurance products and higher mortality in our fixed annuity products in the current year.

Changes in fair value of market risk benefits and associated hedges. The unfavorable change was driven by increases of $21 million and $37 million in our fixed and variable annuity products, respectively, primarily attributable to lower interest rates, partially offset by favorable equity market impacts in the current year. The unfavorable change in our variable annuity products was also partially offset by lower derivative losses, as well as lower attributed fees and benefit payments due to aging of the in-force block in the current year.

Acquisition and operating expenses, net of deferrals

•

Our life insurance products decreased $20 million primarily due to a $25 million legal settlement accrual in the prior year that did not recur, partially offset by $6 million of conversion costs associated with an outsourcing arrangement in the current year.

•	Our variable annuity products decreased $3 million principally from lower commissions in the current year due to block runoff.

Amortization of deferred acquisition costs and intangibles. The decrease was primarily related to our life insurance products largely due to higher lapses in the prior year in our 20-year level premium period business written in 2002 as it entered its post-level premium period.

Provision (benefit) for income taxes. The effective tax rate was 22.4% and 18.6% for the three months ended March 31, 2023 and 2022, respectively. The increase in the effective tax rate was primarily attributable to tax benefits from tax favored items in relation to a pre-tax loss in the current year.

Life and Annuities selected operating performance measures

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance products as of the dates indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Term and whole life insurance
Life insurance in-force, net of reinsurance	$46,964	$49,637	$(2,673)	(5)%
Life insurance in-force before reinsurance	$292,091	$325,055	$(32,964)	(10)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$91,817	$97,750	$(5,933)	(6)%
Life insurance in-force before reinsurance	$92,431	$98,392	$(5,961)	(6)%
Universal life insurance
Life insurance in-force, net of reinsurance	$29,475	$30,732	$(1,257)	(4)%
Life insurance in-force before reinsurance	$33,246	$34,756	$(1,510)	(4)%

We no longer solicit sales of our traditional life insurance products; however, we continue to service our existing blocks of business. The decrease in insurance in-force in our life insurance products reflects the continued runoff of our in-force blocks.

Corporate and Other

Results of operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$2	$2	$—	—%
Net investment income	4	3	1	33%
Net investment gains (losses)	(10)	(13)	3	23%

Total revenues	(4)	(8)	4	50%

Benefits and expenses:
Benefits and other changes in policy reserves	(3)	(3)	—	—%
Acquisition and operating expenses, net of deferrals	16	9	7	78%
Interest expense	16	13	3	23%

Total benefits and expenses	29	19	10	53%

Loss from continuing operations before income taxes	(33)	(27)	(6)	(22)%
Benefit for income taxes	(5)	(2)	(3)	(150)%

Loss from continuing operations	(28)	(25)	(3)	(12)%
Adjustments to loss from continuing operations:
Net investment (gains) losses	10	13	(3)	(23)%
(Gains) losses on early extinguishment of debt	(1)	3	(4)	(133)%
Expenses related to restructuring	4	—	4	NM (1)
Taxes on adjustments	(3)	(3)	—	—%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(18)	$(12)	$(6)	(50)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss increased primarily from higher expenses related to CareScout growth initiatives and higher interest expense in the current year.

Revenues

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased primarily from higher expenses related to CareScout growth initiatives and higher employee-related expenses, including $4 million of restructuring costs in the current year. These increases were partially offset by a gain of $1 million in the current year compared to a loss of $3 million in the prior year related to the repurchase of Genworth Holdings’ senior notes.

Interest expense increased largely driven by a higher floating rate of interest on Genworth Holdings’ junior subordinated notes in the current year, partially offset by the early redemption of Genworth Holdings’ senior notes due in February 2024 in the prior year.

The benefit for income taxes for the three months ended March 31, 2023 was primarily related to the pre-tax loss, partially offset by non-deductible expenses. The benefit for income taxes for the three months ended March 31, 2022 was largely from the pre-tax loss, partially offset by tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income.

Investments and Derivative Instruments

General macroeconomic environment

The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as the value of assets and liabilities.

Varied levels of economic performance, coupled with uncertain economic outlooks, war and geopolitical tensions, changes in government policy, including monetary policy, global trade, regulatory and tax reforms, and other changes in market conditions, such as inflation and the current turmoil in the banking industry, will continue to influence investment and spending decisions by consumers and businesses as they adjust their consumption, debt, capital and risk profiles in response to these conditions. These trends change as investor confidence in the markets and the outlook for some consumers and businesses shift. As a result, our sales, revenues and profitability trends of certain insurance and investment products as well as the value of assets and liabilities could be impacted going forward. In particular, government responses and displacements caused by COVID-19, including supply-chain disruptions and shortages, persistent high inflation, monetary policies (such as the U.S. Federal Reserve’s quantitative tightening), the volatility and strength of the capital markets, changes in tax policy and/or in U.S. tax legislation, high commodity costs, including the price of oil, international trade and the impact of global financial regulation reform will continue to affect economic and business outlooks, level of interest rates, consumer confidence and consumer behavior moving forward.

During the first quarter of 2023, the U.S. Federal Reserve continued to address elevated inflation by increasing interest rates. The U.S. Federal Reserve increased interest rates by 25 basis points at both its February and March 2023 meetings, bringing the upper end of the target range to the highest level since 2006. In addition, in its May 2023 meeting, the U.S. Federal Reserve increased interest rates by another 25 basis points. The consumer price index as of the end of the first quarter of 2023 decreased from December 31, 2022, with inflation having fallen for nine consecutive months. Core inflation, which excludes the food and energy sectors, was largely unchanged during the first quarter of 2023. However, both core and reported inflation remain at elevated levels compared to historical norms. The tight labor market, high commodity prices, increased housing costs and strong consumer demand contributed to the continued elevated inflation during the first quarter of 2023. Gross domestic product increased modestly during the first quarter of 2023 compared to the end of the fourth quarter of 2022.

There was a sudden disruption in the banking sector during the first quarter of 2023 caused by regional bank failures, most notably Silicon Valley Bank and Signature Bank, which were each taken into receivership by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC invoked a systemic risk exception to pay back uninsured depositors to mitigate consequences for the economy and the banking system. These two bank failures contributed to deposit outflows and pressure on share prices for other small regional banks in the United States. Concerns have risen around tighter lending standards for regional banks and subsequent negative impacts to commercial real estate financing conditions. Also, during the first quarter of 2023, Credit Suisse Group was acquired by rival Swiss bank UBS Group in a deal brokered by Swiss government officials to stabilize the global banking system and prevent a collapse of Credit Suisse. The long-term impacts of these banking sector disruptions on the broader economy are still uncertain, particularly as financial distress emerges with other regional banks, such as in the case of First Republic Bank which was recently taken into receivership by the FDIC and subsequently sold to JPMorgan Chase Bank. Regardless of the ultimate outcome, the banking sector distress has shifted market outlooks and lowered growth expectations for 2023.

Although our overall exposure to recently closed financial institutions has been limited to date, to the extent banks and other financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, it could negatively affect our liquidity if it hinders our ability to access or monetize, or negatively affects the value of, our existing cash, cash equivalents or investments portfolio. While our business and balance sheet differ substantially from banking institutions that have been the focus of the greatest scrutiny, the operating environment and public trading prices of financial services sector securities can be highly correlated, in particular in times of stress, which may adversely affect the trading price of our common stock and potentially our results of operations.

Given the persistent high inflation, supply chain disruptions, evolving U.S. Federal Reserve monetary policy, uncertainty regarding the impacts of the disruption in the banking sector and prolonged geopolitical tensions, it is possible the U.S. economy could fall into a recession in 2023. Specific to Genworth, we continue to closely monitor the operating results and financial position of Enact Holdings, particularly related to emerging housing trends. If housing trends move in an unfavorable direction in contrast to our current projections, our liquidity, financial position and results of operations could be adversely impacted.

Trends and conditions

Investments

U.S. Treasury yields decreased during the first quarter of 2023 driven by the disruption in the banking sector and its expected impact on economic data and monetary policy actions by the U.S. Federal Reserve. Prior to the disruption in the banking sector, the two-year U.S. Treasury yield reached its highest levels since 2007 and remained higher than the ten-year U.S. Treasury yield by the largest differential in over forty years, while the ten-year U.S. Treasury yield simultaneously increased higher than the thirty-year U.S. Treasury yield. By the end of the first quarter of 2023, the banking sector disruption and subsequent interest rate outlook shift by the U.S. Federal Reserve resulted in both yield differentials normalizing back to levels similar the end of the fourth quarter of 2022, with both the two-year and thirty-year U.S. Treasury yields higher than the ten-year U.S. Treasury yield.

Credit markets performed well during the first quarter of 2023 with credit spreads decreasing prior to the disruption from the banking sector. The banking disruption drove credit spreads in financial sectors higher during March 2023. The increase in non-financial credit spreads was less severe and by the end of the first quarter of 2023, credit spreads for non-financial sectors were similar to levels from the end of the fourth quarter of 2022. After a small pause amidst the banking sector disruption, corporate borrowers in both the investment grade and below investment grade markets had consistent access to capital markets throughout the first quarter of 2023.

As of March 31, 2023, we continue to closely monitor our exposure to the regional banks and commercial real estate in our investment portfolio. We had no exposure to Silicon Valley Bank or Signature Bank and relatively modest exposure to regional banks, most notably First Republic Bank. Given the financial distress and significant credit deterioration of First Republic Bank that led to its receivership by the FDIC, we sold the majority of our investment holdings in the troubled bank and will record a loss from the sale in the second quarter of 2023. Subsequent to the sale, our asset exposure to First Republic Bank is nominal. At this time, we believe our investment portfolio is well positioned and that any risks to valuations as a result of the pressures in the regional banking system and commercial real estate are manageable.

As of March 31, 2023, our fixed maturity securities portfolio, which was 96% investment grade, comprised 77% of our total invested assets and cash.

Derivatives

As of March 31, 2023, $1.4 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”). The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of March 31, 2023, we posted initial margin of $112 million to our clearing agents, which represented $56 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of March 31, 2023, $10.2 billion notional of our derivatives portfolio was in bilateral over-the-counter derivative transactions pursuant to which we have posted aggregate independent amounts of $466 million and are holding collateral from counterparties in the amount of $26 million.

In July 2017, the United Kingdom Financial Conduct Authority announced its intention to transition away from London Interbank Offered Rate (“LIBOR”), with its full elimination to occur after 2021. The LIBOR tenors, such as the three-month LIBOR, have various phase-out dates with the last committed publication date of June 30, 2023. In December 2022, the Board of Governors of the Federal Reserve System adopted a final rule, which became effective on February 27, 2023. The final rule establishes benchmark rates, based on the Secured Overnight Financing Rate (“SOFR”), to replace LIBOR after its elimination on June 30, 2023. SOFR is calculated and published by the New York Federal Reserve Bank and reflects the combination of three overnight U.S. Treasury Repo Rates. The rate is different from LIBOR, in that it is a risk-free rate, is backward-looking instead of forward-looking, is a secured rate and currently is available primarily as an overnight rate rather than a one-, three- or six-month rate available for LIBOR.

We completed our assessment of operational readiness for LIBOR cessation related to our various instruments in 2021. Since the initial announcement, we have terminated the majority of our LIBOR-based swaps and entered into alternative rate swaps. We plan to convert our remaining LIBOR-based derivatives to SOFR in the second quarter of 2023. In addition, the designated SOFR benchmark rate will replace the current contractual three-month LIBOR rate applied to Genworth Holdings’ junior subordinated notes due in 2066 subsequent to the second quarter of 2023. See “—Liquidity and Capital Resources—Capital resources and financing activities” for additional information. We do not expect a material adverse impact on our results of operations or financial condition from the transition away from LIBOR.

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended March 31,				Increase (decrease)
	2023		2022		2023 vs. 2022
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.4%	$561	4.4%	$580	—%	$(19)
Fixed maturity securities—non-taxable	4.6%	1	3.6%	1	1.0%	—
Equity securities	2.3%	2	3.7%	2	(1.4)%	—
Commercial mortgage loans	4.4%	76	4.7%	81	(0.3)%	(5)
Policy loans	10.3%	55	9.8%	50	0.5%	5
Limited partnerships (1)	4.7%	28	1.4%	7	3.3%	21
Other invested assets (2)	51.6%	68	64.8%	63	(13.2)%	5
Cash, cash equivalents, restricted cash and short-term investments	4.0%	18	—%	—	4.0%	18

Gross investment income before expenses and fees	5.0%	809	4.8%	784	0.2%	25
Expenses and fees	(0.1)%	(22)	(0.1)%	(20)	—%	(2)

Net investment income	4.9%	$787	4.7%	$764	0.2%	$23

Average invested assets and cash		$64,768		$65,395		$(627)

(1)	Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

Yields are based on net investment income as reported under U.S. GAAP and are consistent with how we measure our investment performance for management purposes. Yields are annualized, for interim periods, and are calculated as net investment income as a percentage of average quarterly asset carrying values except for fixed maturity securities, derivatives and derivative counterparty collateral, which exclude unrealized fair value adjustments.

For the three months ended March 31, 2023, gross annualized weighted-average investment yields increased from higher net investment income on lower average invested assets. Net investment income included $21 million of higher limited partnership income, partially offset by $12 million of lower income related to inflation-driven volatility on TIPS and $8 million of lower bond calls and commercial mortgage loan prepayments. We also experienced higher returns on our short-term investments mainly due to higher interest rates in the current year.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2023	2022
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$3	$10
Realized losses	(19)	(18)

Net realized gains (losses) on available-for-sale fixed maturity securities	(16)	(8)
Net realized gains (losses) on equity securities sold	—	—
Net realized gains (losses) on limited partnerships	—	—

Total net realized investment gains (losses)	(16)	(8)

Net change in allowance for credit losses on available-for-sale fixed maturity securities	(15)	—
Write-down of available-for-sale fixed maturity securities	—	(2)
Net unrealized gains (losses) on equity securities still held	11	(6)
Net unrealized gains (losses) on limited partnerships	—	35
Commercial mortgage loans	(2)	1
Derivative instruments	12	19
Other	(1)	3

Net investment gains (losses)	$(11)	$42

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

•

We recorded $8 million of higher net losses related to the sale of available-for-sale fixed maturity securities during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily from lower realized gains in the current year.

•

We recorded an allowance for credit losses on available for sale fixed-maturity securities of $15 million during the three months ended March 31, 2023. We also recorded net unrealized gains on equity securities of $11 million during the three months ended March 31, 2023 compared to net unrealized losses of $6 million during the three months ended March 31, 2022. The three months ended March 31, 2022 included $35 million of net unrealized gains on limited partnerships driven by favorable private equity market performance.

•

We had $7 million of lower net gains related to derivatives during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily associated with hedging programs that support our fixed indexed annuity and indexed universal life insurance products, partially offset by higher forward starting swap gains in the current year.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	March 31, 2023		December 31, 2022
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Available-for-sale fixed maturity securities:
Public	$32,566	53%	$31,757	53%
Private	14,815	24	14,826	24
Equity securities	364	1	319	1
Commercial mortgage loans, net	6,891	11	7,010	11
Policy loans	2,133	3	2,139	3
Limited partnerships	2,456	4	2,331	4
Other invested assets	617	1	566	1
Cash, cash equivalents and restricted cash	1,752	3	1,799	3

Total cash, cash equivalents and invested assets	$61,594	100%	$60,747	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 5 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity and equity securities, limited partnerships, derivatives, embedded derivatives and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of March 31, 2023, approximately 6% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 7 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity securities

As of March 31, 2023, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,417	$141	$(117)	$—	$3,441
State and political subdivisions	2,635	32	(264)	—	2,403
Non-U.S. government	711	15	(96)	—	630
U.S. corporate:
Utilities	4,373	91	(375)	—	4,089
Energy	2,431	46	(178)	—	2,299
Finance and insurance	8,067	77	(784)	(6)	7,354
Consumer—non-cyclical	4,733	132	(306)	—	4,559
Technology and communications	3,259	60	(281)	—	3,038
Industrial	1,329	21	(105)	—	1,245
Capital goods	2,275	62	(142)	—	2,195
Consumer—cyclical	1,777	25	(128)	(3)	1,671
Transportation	1,149	39	(76)	—	1,112
Other	321	5	(16)	—	310

Total U.S. corporate	29,714	558	(2,391)	(9)	27,872

Non-U.S. corporate:
Utilities	812	—	(66)	—	746
Energy	1,018	27	(55)	—	990
Finance and insurance	2,099	39	(179)	—	1,959
Consumer—non-cyclical	654	4	(69)	—	589
Technology and communications	995	10	(83)	—	922
Industrial	898	16	(60)	—	854
Capital goods	577	7	(47)	—	537
Consumer—cyclical	242	1	(21)	—	222
Transportation	393	15	(24)	—	384
Other	885	22	(51)	—	856

Total non-U.S. corporate	8,573	141	(655)	—	8,059

Residential mortgage-backed	1,030	12	(57)	—	985
Commercial mortgage-backed	2,086	2	(251)	(6)	1,831
Other asset-backed	2,295	2	(137)	—	2,160

Total available-for-sale fixed maturity securities	$50,461	$903	$(3,968)	$(15)	$47,381

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

Fixed maturity securities increased $0.8 billion compared to December 31, 2022 primarily from a decrease in net unrealized losses related to a decrease in interest rates, partially offset by net sales and maturities in the current year.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	March 31, 2023		December 31, 2022
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Bank loan investments	$495	81%	$467	82%
Derivatives	69	11	50	9
Short-term investments	7	1	3	1
Other investments	46	7	46	8

Total other invested assets	$617	100%	$566	100%

Bank loan investments increased from funding of additional investments, partially offset by principal repayments in the current year. Derivatives increased largely from a decrease in interest rates in the current year.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for fixed index annuity and indexed universal life embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2022	Additions	Maturities/ terminations	March 31, 2023
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,542	$669	$(42)	$9,169
Foreign currency swaps	Notional	144	—	(13)	131

Total cash flow hedges		8,686	669	(55)	9,300

Total derivatives designated as hedges		8,686	669	(55)	9,300

Derivatives not designated as hedges
Equity index options	Notional	936	194	(277)	853
Financial futures	Notional	1,403	1,478	(1,445)	1,436

Total derivatives not designated as hedges		2,339	1,672	(1,722)	2,289

Total derivatives		$11,025	$2,341	$(1,777)	$11,589

(Number of policies)	Measurement	December 31, 2022	Additions	Maturities/ terminations	March 31, 2023
Derivatives not designated as hedges
Fixed index annuity embedded derivatives	Policies	7,315	—	(504)	6,811
Indexed universal life embedded derivatives	Policies	771	—	(6)	765

The increase in the notional value of derivatives was primarily attributable to the addition of interest rate swaps that support our long-term care insurance business, partially offset by a decrease in equity index options used to support our fixed indexed annuity products.

The number of policies related to our embedded derivatives decreased as these products are no longer being offered and continue to runoff.

Consolidated Balance Sheets

Total assets. Total assets increased $1,479 million from $89,699 million as of December 31, 2022 to $91,178 million as of March 31, 2023.

•

Cash, cash equivalents and invested assets increased $847 million primarily from increases of $798 million and $125 million in fixed maturity securities and limited partnership, respectively, partially offset by a decrease of $119 million in commercial mortgage loans. The increase in fixed maturity securities was predominantly related to an increase in the fair value of our available-for-sale fixed maturity securities due to lower interest rates, partially offset by net sales and maturities in the current year. The increase in limited partnerships was largely from capital calls in the current year. These increases were partially offset by a decrease in commercial mortgage loans primarily from repayments outpacing originations in the current year.

•

Reinsurance recoverable increased $546 million mainly attributable to a decrease in the single-A interest rate, which is used to discount the liability for future policy benefits and related reinsurance recoverables recorded in the condensed consolidated balance sheets, partially offset by the runoff of our structured settlement products ceded to Union Fidelity Life Insurance Company.

•	Separate account assets (and liabilities) increased $62 million primarily due to favorable equity market performance, partially offset by surrenders and withdrawals in the current year.

Total liabilities. Total liabilities increased $1,695 million from $81,258 million as of December 31, 2022 to $82,953 million as of March 31, 2023.

•

The liability for future policy benefits increased $2,209 million primarily from a decrease in the single-A interest rate in the current year, which is used to discount the liability for future policy benefits and related reinsurance recoverables recorded in the condensed consolidated balance sheets, and from aging of our long-term care insurance in-force block, including higher interest accretion, partially offset by benefit payments outpacing collected premiums. Current year benefit payments were primarily driven by higher policyholder benefit utilization in our long-term care insurance products, higher mortality in our term life insurance products and benefit payments in our single premium immediate annuity products.

•

Policyholder account balances decreased $362 million largely driven by product charges, surrenders and benefit payments in our universal and term universal life insurance products and single premium deferred annuities in the current year.

•	Other liabilities decreased $183 million largely driven by lower derivative liability valuations due to a decrease in interest rates and from lower employee payroll accruals in the current year.

Total equity. Total equity decreased $216 million from $8,441 million as of December 31, 2022 to $8,225 million as of March 31, 2023.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $62 million for the three months ended March 31, 2023.

•	Unrealized gains (losses) on investments and derivatives qualifying as hedges increased $907 million and $74 million, respectively, primarily from a decrease in interest rates in the current year.

•

Change in the discount rate used to measure future policy benefits decreased $1,227 million largely attributable to a decrease in the single-A interest rate in the current year, which is used to discount the liability for future policy benefits and related reinsurance recoverables with a corresponding impact recorded in accumulated other comprehensive income.

•	Treasury stock increased $69 million primarily due to the repurchase of Genworth Financial’s common stock, at cost, including excise taxes and other costs paid in connection with acquiring the shares.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Overview of cash flows—Genworth and subsidiaries

The following table sets forth our unaudited condensed consolidated cash flows for the three months ended March 31:

(Amounts in millions)	2023	2022
Net cash from (used by) operating activities	$17	$(92)
Net cash from investing activities	364	138
Net cash used by financing activities	(428)	(326)

Net decrease in cash and cash equivalents	$(47)	$(280)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments typically exceed policy acquisition costs, benefits paid, redemptions and operating expenses. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. Positive cash flows from operating activities are then invested to support the obligations of our insurance and investment products and required capital supporting these products. In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. Changes in cash from financing activities primarily relate to deposits to, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance of debt and equity securities; the repayment or repurchase of borrowings; the repurchase of common stock presented as treasury stock; and other capital transactions.

We had cash inflows from operating activities in the current year compared to outflows in the prior year primarily from lower payments to AXA S.A. (“AXA”) and from net cash disbursements in the prior year in connection with the return of cash collateral received from counterparties under our derivative contracts.

We had higher cash inflows from investing activities in the current year mainly due to repayments of commercial mortgage loans outpacing originations in the current year compared to originations outpacing repayments in the prior year, as well as higher net sales of fixed maturity securities in the current year.

We had higher cash outflows from financing activities in the current year principally from higher net withdrawals from our investment contracts and repurchases of Genworth Financial’s common stock, partially offset by lower repurchases of long-term debt. During the first quarter of 2023, Genworth Holdings repurchased $11 million principal amount of its senior notes due in 2034 compared to the repurchase of $82 million in the first quarter of 2022 of its senior notes due in 2024.

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

The primary uses of funds at Genworth Financial and Genworth Holdings include payment of principal, interest and other expenses on current and any future borrowings or other obligations (including payments to AXA associated with a settlement agreement reported as discontinued operations), payment of holding company general operating expenses (including employee benefits and taxes), payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt securities, repurchases of Genworth Financial’s common stock and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial.

On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock. Pursuant to the program, during the three months ended March 31, 2023, Genworth Financial repurchased 11,224,848 shares of its common stock at an average price of $6.08 per share for a total cost of $68 million, excluding excise taxes. Genworth Financial also authorized share repurchases through a Rule 10b5-1 trading plan under which 9,121,315 shares of its common stock were repurchased in April 2023 at an average price of $5.48 per share for a total cost of $50 million before excise taxes, leaving approximately $168 million that may yet be purchased under the share repurchase program. Further repurchases under the authorized program will continue to be funded from holding company capital, as well as future cash flow generation, including expected future dividends from Genworth Financial’s ownership in Enact Holdings. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through 10b5-1 trading plans. The timing and number of future shares repurchased under the program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.

Our future use of liquidity and capital will prioritize future strategic investments in CareScout and returning capital to Genworth Financial’s shareholders through share repurchases (as discussed above). As of March 31, 2023, Genworth Holdings had outstanding $876 million principal of long-term debt. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise. We expect to provide capital to CareScout to help advance our senior care growth initiatives through fee-based services, advice, consulting and other products related to the needs of elderly Americans, as well as their caregivers and families. We will initially focus on care advice and service offerings that help consumers navigate the complex caregiving challenges in the market, which is less capital intensive than insurance product offerings.

As of March 31, 2023, Genworth Holdings had $233 million of unrestricted cash and cash equivalents, with no debt maturities due until June 2034. We believe Genworth Holdings’ unrestricted cash and cash equivalents provide sufficient liquidity to meet its financial obligations over the next twelve months. However, we anticipate paying federal taxes starting in 2023 or 2024 due to projected taxable income and the utilization of our remaining foreign tax credits; therefore, we expect the amount of intercompany cash tax payments retained by Genworth Holdings from its subsidiaries to be lower starting in 2023 or 2024 as compared to the amounts received during 2022. We also expect Genworth Holdings’ liquidity to be significantly impacted by the amounts and timing of future dividends and other forms of capital returns from Enact Holdings, which will be influenced by economic, regulatory factors and other conditions that affect its business. We actively monitor our liquidity position (most notably at Genworth Holdings), liquidity generation options and the credit markets given changing market conditions. For example, although interest rates rose dramatically during 2022, we do not expect a significant impact on our liquidity given the reduction in Genworth Holdings’ debt, which will decrease our future debt service costs. However, we are considering different options to protect against rising interest rates, including entering into interest rate swaps that would hedge the floating rate portion of our 2066 debt. Although our overall exposure to the recent banking crisis has been limited to date, to the extent banks and other financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, including from higher interest rates and the corresponding negative impact on investment spreads, it could negatively affect our liquidity or our investment portfolio, particularly if it hinders our ability to access or monetize our existing cash, cash equivalents and investments. Genworth Holdings’ cash management target is to maintain a cash buffer of two times expected annual external debt interest payments. Genworth Holdings may move below or above this targeted cash buffer during any given quarter due to the timing of cash outflows and inflows or from future actions. Management of Genworth Financial continues to evaluate Genworth Holdings’ target level of liquidity as circumstances warrant.

Enact Holdings continues to evaluate its capital allocation strategy to consistently support its existing policyholders, grow its mortgage insurance business, fund attractive new business opportunities and return capital to shareholders. In addition to its quarterly cash dividend program, on November 1, 2022, Enact Holdings announced the approval by its board of directors of a share repurchase program under which Enact Holdings may repurchase up to $75 million of its outstanding common stock. Genworth Holdings has agreed to participate in order to maintain its overall ownership at its current level. As the majority shareholder, Genworth Holdings received $37 million from Enact Holdings’ quarterly dividends and share repurchases in the first quarter of 2023. Future dividends will be subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial, and also be dependent on a variety of economic, market and business conditions, among other considerations. The timing and number of future shares repurchased under the share repurchase program will also depend on a variety of factors, including Enact Holdings’ stock price and trading volume, and general business and market conditions, among other factors.

Genworth Holdings—changes in liquidity

Genworth Holdings had $233 million and $307 million of cash and cash equivalents as of March 31, 2023 and December 31, 2022, respectively. The decrease in Genworth Holdings’ cash and cash equivalents was principally driven by $68 million of funding of Genworth Financial’s common stock repurchases and the repurchase of $11 million principal balance of Genworth Holdings’ senior notes due in 2034, partially offset by $37 million of capital returns from Enact Holdings in the current year, as discussed above.

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

During the first quarter of 2023, Genworth Holdings repurchased $11 million principal amount of its 6.50% senior notes due in June 2034 for a pre-tax gain of $1 million and paid accrued interest thereon.

In December 2022, the Board of Governors of the Federal Reserve System adopted a final rule that became effective on February 27, 2023. The final rule establishes benchmark rates, based on SOFR, that replace LIBOR after its elimination on June 30, 2023. Pursuant to the final rule, Genworth Holdings’ floating rate junior subordinated notes due in 2066, which currently have an annual interest rate equal to three-month LIBOR plus 2.0025%, will transition subsequent to the second quarter of 2023 to an annual interest rate equal to the three-month Term SOFR Reference Rate, plus a tenor spread adjustment of 0.26161%, plus an additional spread of 2.0025%.

Regulated insurance subsidiaries

The liquidity requirements of our regulated insurance subsidiaries principally relate to the liabilities associated with their various insurance and investment products, operating costs and expenses, the payment of dividends to us, contributions to their subsidiaries, payment of principal and interest on their outstanding debt obligations and income taxes. Liabilities arising from insurance and investment products include the payment of benefits and claims, as well as cash payments in connection with policy surrenders and withdrawals, policy loans and obligations to redeem funding agreements. Given the challenging macroeconomic environment, during 2022 and into the first quarter of 2023, employee costs were higher driven in part by high inflation, the competitive labor market and low labor participation. Additionally, in our long-term care insurance business, we have observed an increase in the cost of care principally attributable to elevated inflation. These inflationary impacts have not had a significant impact to date; however, we will continue to monitor macroeconomic trends, including inflation, to help mitigate any potential adverse impacts to our liquidity.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of March 31, 2023, our total cash, cash equivalents and invested assets were $61.6 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, bank loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 43% of the carrying value of our total cash, cash equivalents and invested assets as of March 31, 2023.

Off-balance sheet commitments, guarantees and contractual obligations

As of March 31, 2023, we were committed to fund $1,285 million in limited partnership investments, $186 million of bank loan investments which had not yet been drawn, $10 million in private placement investments and $7 million in commercial mortgage loan investments.

As of March 31, 2023, there have been no material additions or changes to guarantees provided by Genworth Financial and Genworth Holdings or to our contractual obligations as compared to the amounts disclosed within our 2022 Annual Report on Form 10-K filed on February 28, 2023.

Supplemental Condensed Consolidating Financial Information

Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior and subordinated notes (a registered security under the Securities Act of 1933) and the holders of the senior and subordinated notes, on an unsecured unsubordinated and subordinated basis, respectively, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes and outstanding subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior and subordinated notes indentures in respect of such senior and subordinated notes. Genworth Holdings is a direct, 100% owned subsidiary of Genworth Financial.

Excluding investments in subsidiaries, the assets, liabilities and results of operations of Genworth Financial and Genworth Holdings, on a combined basis, are not material to the consolidated financial position or the consolidated results of operations of Genworth. In addition, none of Genworth Financial’s direct or indirect subsidiaries, other than Genworth Holdings, are issuers or guarantors of any guaranteed securities. Therefore, in accordance with Rule 13-01 of Regulation S-X, we are permitted, and we elected, to exclude the summarized financial information for both the issuer and guarantor of the registered securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, equity prices and foreign currency exchange rates. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. We may have additional financial impacts other than changes in estimated fair value, which are beyond the scope of this discussion. There have been no material changes to our market risk exposures since December 31, 2022, except as described below.

As a result of the adoption of new accounting guidance related to long-duration insurance contracts on January 1, 2023 as disclosed in note 2 of our unaudited condensed consolidated financial statements under “Item 1—Financial Statements,” we recognized market risk benefits in our condensed consolidated balance sheets, which are reported at fair value. As the contracts or contract features included in market risk benefits expose the insurer to other-than-nominal capital market risk, we updated our interest rate and equity market sensitivities as of December 31, 2022 to include these contracts. Note that all impacts noted below exclude any effects of deferred taxes.

Sensitivity Analysis

Interest Rate Risk

One means of assessing exposure to interest rate changes is to estimate the potential changes in fair value resulting from a hypothetical increase in interest rates of 100 basis points. We performed a sensitivity analysis on our variable annuity market risk benefits and noted that a 100 basis point increase in interest rates, with all other factors held constant, would result in a decrease in the fair value of the net liability after reinsurance of approximately $120 million as of December 31, 2022.

Equity Market Risk

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in fair value resulting from a hypothetical broad-based decline in equity market prices of 10%. We performed a sensitivity analysis on our variable annuity market risk benefits and noted that a 10% decline in equity market prices, with all other factors held constant, would result in an increase in the fair value of the net liability after reinsurance of approximately $80 million as of December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2023

During the three months ended March 31, 2023, we executed internal controls associated with the implementation of new accounting guidance related to long-duration insurance contracts as disclosed in note 2 of our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.” As a result, we enhanced our internal controls to address risks associated with applying the new standard; most notably, we implemented controls designed to ensure the reasonableness, completeness, and accuracy of actuarial assumptions and calculations used to estimate our insurance assets and liabilities and related reinsurance recoverables for long-duration and limited-payment insurance contracts.

There were no other changes in our internal control over financial reporting during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See note 18 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2022 Annual Report on Form 10-K, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Common Stock

The following table sets forth information regarding Genworth Financial’s share repurchases during the three months ended March 31, 2023:

(Dollar amounts in millions, except share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar amount of shares that may yet be purchased under the program (1)
January 1, 2023 through January 31, 2023	—	$—	—	$286
February 1, 2023 through February 28, 2023	6,047,437	$6.09	6,047,437	$249
March 1, 2023 through March 31, 2023	5,177,411	$6.06	5,177,411	$218

Total	11,224,848		11,224,848

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

Item 6. Exhibits

Number	Description

3.2	Amended and Restated Bylaws of Genworth Financial, Inc., dated as of October 19, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 21, 2022)

10.1§	Transition, Severance & Release Agreement, dated February 22, 2023, between Genworth Financial, Inc. and Daniel Sheehan (filed herewith)

10.2§	Form of 2023-2025 Restricted Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

10.3§	Form of 2023-2025 Performance Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Jerome T. Upton (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Jerome T. Upton (filed herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

§	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: May 5, 2023

	By:	/s/ Jerome T. Upton
Jerome T. Upton Executive Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

144