Form 10-Q
period 2023-06-30
GENWORTH FINANCIAL INC
filed 2023-08-09
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of August 3, 2023, 463,087,315 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value and share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
		(As adjusted)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $49,864 and $50,834, respectively, and allowance for credit losses of $4 and $—, respectively, as of June 30, 2023 and December 31, 2022)	$46,070	$46,583
Equity securities, at fair value	378	319
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4 as of June 30, 2023 and December 31, 2022)	6,876	7,032
Less: Allowance for credit losses	(24)	(22)

Commercial mortgage loans, net	6,852	7,010
Policy loans	2,270	2,139
Limited partnerships	2,585	2,331
Other invested assets	648	566

Total investments	58,803	58,948
Cash, cash equivalents and restricted cash	2,173	1,799
Accrued investment income	553	643
Deferred acquisition costs	2,096	2,211
Intangible assets	201	203
Reinsurance recoverable	19,113	19,059
Less: Allowance for credit losses	(64)	(63)

Reinsurance recoverable, net	19,049	18,996
Other assets	445	488
Deferred tax asset	1,954	1,983
Market risk benefit assets	37	26
Separate account assets	4,533	4,417

Total assets	$89,844	$89,714

Liabilities and equity
Liabilities:
Future policy benefits	$56,443	$55,407
Policyholder account balances	15,922	16,564
Market risk benefit liabilities	666	748
Liability for policy and contract claims	628	683
Unearned premiums	175	203
Other liabilities	1,607	1,687
Long-term borrowings	1,601	1,611
Separate account liabilities	4,533	4,417
Liabilities related to discontinued operations	2	8

Total liabilities	81,577	81,328

Commitments and contingencies (Note 18)
Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 603 million and 600 million shares issued as of June 30, 2023 and December 31, 2022, respectively; 467 million and 495 million shares outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	11,869	11,869
Accumulated other comprehensive income (loss)	(2,861)	(2,614)
Retained earnings	1,398	1,139
Treasury stock, at cost (136 million and 105 million shares as of June 30, 2023 and December 31, 2022, respectively)	(2,947)	(2,764)

Total Genworth Financial, Inc.’s stockholders’ equity	7,460	7,631
Noncontrolling interests	807	755

Total equity	8,267	8,386

Total liabilities and equity	$89,844	$89,714

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
		(As Adjusted)		(As Adjusted)
Revenues:
Premiums	$902	$916	$1,817	$1,833
Net investment income	785	787	1,572	1,551
Net investment gains (losses)	39	19	28	61
Policy fees and other income	166	165	329	335

Total revenues	1,892	1,887	3,746	3,780

Benefits and expenses:
Benefits and other changes in policy reserves	1,175	768	2,351	1,935
Liability remeasurement (gains) losses	70	24	55	(40)
Changes in fair value of market risk benefits and associated hedges	(19)	20	(2)	(21)
Interest credited	126	126	252	251
Acquisition and operating expenses, net of deferrals	226	579	466	815
Amortization of deferred acquisition costs and intangibles	64	84	136	172
Interest expense	29	26	58	52

Total benefits and expenses	1,671	1,627	3,316	3,164

Income from continuing operations before income taxes	221	260	430	616
Provision for income taxes	55	62	110	146

Income from continuing operations	166	198	320	470
Income (loss) from discontinued operations, net of taxes	2	(1)	2	(3)

Net income	168	197	322	467
Less: net income from continuing operations attributable to noncontrolling interests	31	38	63	68
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—

Net income available to Genworth Financial, Inc.’s common stockholders	$137	$159	$259	$399

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$135	$160	$257	$402
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	2	(1)	2	(3)

Net income available to Genworth Financial, Inc.’s common stockholders	$137	$159	$259	$399

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.28	$0.32	$0.53	$0.79

Diluted	$0.28	$0.31	$0.53	$0.78

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.29	$0.31	$0.54	$0.79

Diluted	$0.29	$0.31	$0.53	$0.77

Weighted-average common shares outstanding:
Basic	473.2	508.9	482.7	508.6

Diluted	478.1	514.1	489.1	515.7

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
		(As adjusted)		(As adjusted)
Net income	$168	$197	$322	$467
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(567)	(3,697)	358	(7,664)
Net unrealized gains (losses) on securities with an allowance for credit losses	6	—	—	—
Derivatives qualifying as hedges	(120)	(344)	(46)	(580)
Change in discount rate used to measure future policy benefits	664	5,280	(561)	10,751
Change in instrument-specific credit risk of market risk benefits	—	1	1	3
Foreign currency translation and other adjustments	4	(7)	8	(12)

Total other comprehensive income (loss)	(13)	1,233	(240)	2,498

Total comprehensive income	155	1,430	82	2,965
Less: comprehensive income (loss) attributable to noncontrolling interests	26	10	70	(1)

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$129	$1,420	$12	$2,966

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)
(Unaudited)

	Three months ended June 30, 2023
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of March 31, 2023	$1	$11,863	$(2,853)	$1,261	$(2,833)	$7,439	$793	$8,232
Repurchase of subsidiary shares	—	—	—	—	—	—	(8)	(8)
Comprehensive income (loss):
Net income	—	—	—	137	—	137	31	168
Other comprehensive loss, net of taxes	—	—	(8)	—	—	(8)	(5)	(13)

Total comprehensive income						129	26	155
Treasury stock acquired in connection with share repurchases	—	—	—	—	(114)	(114)	—	(114)
Dividends to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Stock-based compensation expense and exercises and other	—	6	—	—	—	6	1	7

Balances as of June 30, 2023	$1	$11,869	$(2,861)	$1,398	$(2,947)	$7,460	$807	$8,267

	Three months ended June 30, 2022
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of March 31, 2022 (as adjusted)	$1	$11,857	$(4,549)	$465	$(2,700)	$5,074	$745	$5,819
Comprehensive income (loss):
Net income	—	—	—	159	—	159	38	197
Other comprehensive income (loss), net of taxes	—	—	1,261	—	—	1,261	(28)	1,233

Total comprehensive income						1,420	10	1,430
Treasury stock acquired in connection with share repurchases	—	—	—	—	(15)	(15)	—	(15)
Dividends to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Stock-based compensation expense and exercises and other	—	2	—	—	—	2	—	2

Balances as of June 30, 2022 (as adjusted)	$1	$11,859	$(3,288)	$624	$(2,715)	$6,481	$751	$7,232

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY, CONTINUED
(Amounts in millions)
(Unaudited)

	Six months ended June 30, 2023
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2022 (as adjusted)	$1	$11,869	$(2,614)	$1,139	$(2,764)	$7,631	$755	$8,386
Repurchase of subsidiary shares	—	—	—	—	—	—	(12)	(12)
Comprehensive income (loss):
Net income	—	—	—	259	—	259	63	322
Other comprehensive income (loss), net of taxes	—	—	(247)	—	—	(247)	7	(240)

Total comprehensive income						12	70	82
Treasury stock acquired in connection with share repurchases	—	—	—	—	(183)	(183)	—	(183)
Dividends to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Stock-based compensation expense and exercises and other	—	—	—	—	—	—	3	3

Balances as of June 30, 2023	$1	$11,869	$(2,861)	$1,398	$(2,947)	$7,460	$807	$8,267

	Six months ended June 30, 2022
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2021 (as adjusted)	$1	$11,858	$(5,855)	$225	$(2,700)	$3,529	$756	$4,285
Comprehensive income (loss):
Net income	—	—	—	399	—	399	68	467
Other comprehensive income (loss), net of taxes	—	—	2,567	—	—	2,567	(69)	2,498

Total comprehensive income (loss)						2,966	(1)	2,965
Treasury stock acquired in connection with share repurchases	—	—	—	—	(15)	(15)	—	(15)
Dividends to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Stock-based compensation expense and exercises and other	—	1	—	—	—	1	—	1

Balances as of June 30, 2022 (as adjusted)	$1	$11,859	$(3,288)	$624	$(2,715)	$6,481	$751	$7,232

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six months ended June 30,
	2023	2022
		(As adjusted)
Cash flows from (used by) operating activities:
Net income	$322	$467
Less (income) loss from discontinued operations, net of taxes	(2)	3
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums	(58)	(84)
Net investment (gains) losses	(28)	(61)
Changes in fair value of market risk benefits and associated hedges	(2)	(21)
Charges assessed to policyholders	(291)	(289)
Acquisition costs deferred	(4)	(7)
Amortization of deferred acquisition costs and intangibles	136	172
Deferred income taxes	107	143
Derivative instruments, limited partnerships and other	(222)	(163)
Stock-based compensation expense	25	20
Change in certain assets and liabilities:
Accrued investment income and other assets	(66)	(71)
Insurance reserves	525	641
Other liabilities, policy and contract claims and other policy-related balances	(165)	(382)
Cash used by operating activities—discontinued operations	(2)	(31)

Net cash from operating activities	275	337

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	1,144	1,495
Commercial mortgage loans	269	314
Limited partnerships and other invested assets	67	99
Proceeds from sales of investments:
Fixed maturity and equity securities	1,289	1,302
Purchases and originations of investments:
Fixed maturity and equity securities	(1,443)	(1,800)
Commercial mortgage loans	(113)	(568)
Limited partnerships and other invested assets	(301)	(297)
Short-term investments, net	(7)	(24)
Policy loans, net	32	14
Other	(20)	—

Net cash from investing activities	917	535

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	303	314
Withdrawals from universal life and investment contracts	(893)	(779)
Repayment and repurchase of long-term debt	(11)	(130)
Repurchase of subsidiary shares	(12)	—
Treasury stock acquired in connection with share repurchases	(181)	(15)
Dividends paid to noncontrolling interests	(9)	(4)
Other, net	(15)	(105)

Net cash used by financing activities	(818)	(719)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—

Net change in cash, cash equivalents and restricted cash	374	153
Cash, cash equivalents and restricted cash at beginning of period	1,799	1,571

Cash, cash equivalents and restricted cash at end of period	2,173	1,724
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$2,173	$1,724

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
Long-Term Care Insurance.
Through our principal U.S. life insurance subsidiaries, we offer long-term care insurance products in the United States. Long-term care insurance products are intended to protect against the significant and escalating costs of long-term care services provided in the insured’s home or assisted living or nursing facilities.

•
Life and Annuities.
We service a variety of protection and retirement income products through our principal U.S. life insurance subsidiaries that are not actively marketed or sold. These products include traditional and non-traditional life insurance (term, universal and term universal life insurance as well as corporate-owned life insurance and funding agreements), fixed annuities and variable annuities, which include variable life insurance.

In addition to our three operating segments, we also have Corporate and Other, which includes debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are reported outside of our operating segments, such as certain international businesses and discontinued operations. Corporate and Other also includes start-up results related to fee-based services, care support and advice, clinical assessments and consulting offered by CareScout LLC (“CareScout”) to advance our senior care growth initiatives.
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
On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock. Pursuant to the program, during the six months ended June 30, 2023, Genworth Financial repurchased 31,771,972 shares of its common stock at an average price of $5.67 per share for a total cost of $183 million, including excise taxes and other costs paid in connection with acquiring the shares. The repurchased shares were recorded at cost and presented as treasury stock in a separate caption in equity in our condensed consolidated balance sheets. Genworth Financial also authorized share repurchases through a Rule 10b5-1 trading plan under which 3,703,015 shares of its common stock were repurchased during July 2023 at an average price of $5.40 per share for a total cost of $20 million before excise taxes. On
J
u
l
y

3
1
, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under the existing share repurchase
program, increasing the remaining authorized amount under
 the
 program to approximately $436 million. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
Immaterial Correction of Prior Period Financial Statements
In the second quarter of 2023, we corrected the measurement of the liability for future policy benefits for our long-term care insurance products under new accounting guidance for long-duration insurance contracts, commonly known as long-duration targeted improvements (“LDTI”), to include an estimate in our cash flow assumptions for cash payments made to policyholders who elect certain reduced benefit options in connection with legal settlements, referred to herein as settlement payments. The inclusion of an estimate for these settlement payments in the cash flow assumptions used to measure the liability for future policy benefits is consistent with our treatment of benefit reductions related to legal settlements, which are also included in our cash flow assumptions used to measure the liability for future policy benefits under LDTI. Under the revised accounting treatment, actual settlement payments will be reflected in benefits and other changes in policy reserves in our condensed consolidated statements of income. Changes in cash flow assumptions related to the estimate for settlement payments and the impact of actual versus expected experience will be reflected in liability remeasurement (gains) losses in our condensed consolidated statements of income. Estimated fees paid to the class action attorneys are accrued in other liabilities in our condensed consolidated balance sheets in the period the court settlement occurs and are recognized within acquisition and operating expenses, net of deferrals, in our condensed consolidated statements of income.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have evaluated the effects of the correction on our previously issued financial statements in accordance with accounting guidance issued by the Financial Accounting Standards Board (the “FASB”) related to accounting changes and error corrections and have concluded that the impact of the correction is not material to our condensed consolidated financial statements in any of the prior periods impacted. However, to improve consistency and comparability of the financial statements, we have revised previously reported financial statement line items and related disclosures included herein. Corrections were made to the comparative prior periods presented in our adjusted condensed consolidated financial statements within our March 31, 2023 Form 10-Q and are reflected in the six months ended June 30, 2023 and 2022 results included herein. In addition, comparative prior period amounts in the applicable notes to the condensed consolidated financial statements included herein have been corrected. As LDTI was adopted on January 1, 2023, this correction has no impact to the amounts reported in our previously issued 2022 Annual Report on Form 10-K.
The following table presents the impacted lines of the condensed consolidated balance sheets as of December 31, 2022 and January 1, 2021 (the “Transition Date” for applying LDTI) reflecting the impact of the correction:

	December 31, 2022 (as adjusted)			January 1, 2021 (as adjusted)
(Amounts in millions)	Previously reported	Correction impacts	As corrected	Previously reported	Correction impacts	As corrected
Assets
Deferred tax asset	$1,968	$15	$1,983	$3,765	$11	$3,776
Total assets	89,699	15	89,714	122,335	11	122,346
Liabilities and equity
Liabilities:
Future policy benefits	55,349	58	55,407	84,736	50	84,786
Other liabilities	1,675	12	1,687	1,618	—	1,618
Total liabilities	81,258	70	81,328	120,219	50	120,269
Equity:
Accumulated other comprehensive income (loss)	(2,617)	3	(2,614)	(7,126)	18	(7,108)
Retained earnings	1,197	(58)	1,139	(569)	(57)	(626)
Total Genworth Financial, Inc.’s stockholders’ equity	7,686	(55)	7,631	1,614	(39)	1,575
Total equity	8,441	(55)	8,386	2,116	(39)	2,077
Total liabilities and equity	89,699	15	89,714	122,335	11	122,346

As of December 31, 2021, accumulated other comprehensive income (loss) increased to $(5,855) million and retained earnings increased to $225 million due the correction.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impacted lines and per share amounts in the condensed consolidated statements of income reflecting the impact of the correction for the three months ended March 31:

	2023 (as adjusted)			2022 (as adjusted)
(Amounts in millions, except per share amounts)	Previously reported	Correction impacts	As corrected	Previously reported	Correction impacts	As corrected
Benefits and other changes in policy reserves	$1,172	$4	$1,176	$1,165	$2	$1,167
Liability remeasurement (gains) losses	22	(37)	(15)	(41)	(23)	(64)
Acquisition and operating expenses, net of deferrals	283	(43)	240	280	(44)	236
Total benefits and expenses	1,721	(76)	1,645	1,602	(65)	1,537
Income from continuing operations before income taxes	133	76	209	291	65	356
Provision for income taxes	39	16	55	68	16	84
Income from continuing operations	94	60	154	223	49	272
Net income	94	60	154	221	49	270
Net income available to Genworth Financial, Inc.’s common stockholders	62	60	122	191	49	240
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	0.13	0.12	0.25	0.38	0.10	0.48
Diluted	0.12	0.12	0.24	0.37	0.10	0.47
Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	0.13	0.12	0.25	0.38	0.09	0.47
Diluted	0.12	0.12	0.24	0.37	0.09	0.46
As a result of the correction, adjusted
operating
income available to Genworth Financial, Inc.’s common stockholders for our Long-Term Care Insurance segment for the three months ended March 31, 2023 and 2022 increased to $23 million and $73 million, respectively.
(2) Accounting Changes
Accounting Pronouncements Recently Adopted
On January 1, 2023, we adopted LDTI, which significantly changed the recognition and measurement
of long-duration insurance contracts. This new accounting guidance directly impacted deferred acquisition costs (“DAC”), intangible assets and insurance assets and liabilities in our U.S. life insurance companies, and also significantly increased our disclosure requirements. While the new guidance has had a significant impact on existing U.S. GAAP financial statements and disclosures, it does not impact the cash flows or underlying economics of the business, business strategy, statutory net income (loss), risk-based capital of our U.S. life insurance companies, management of capital or our Enact segment and Corporate and Other.
We adopted this new accounting guidance using the modified retrospective transition method for all topics except for market risk benefits (“MRBs”), which was required to be applied using the retrospective transition method. The modified retrospective transition method generally results in applying the guidance to contracts on the basis of existing carrying values as of the Transition Date. The new accounting guidance, for all topics, was applied as of the Transition Date with an adjustment to beginning retained earnings and accumulated other comprehensive income (loss). In addition, prior period financial information has been re-presented in accordance

1
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

with the new accounting standard. As of the Transition Date, we decreased total stockholders’ equity by $
13.7 billion after-tax. The total decrease to stockholders’ equity included a reduction to retained earnings of $2.2 billion and a reduction in accumulated other comprehensive income (loss) of $11.5 billion. Our long-term care insurance business was the most significantly impacted from the adoption due to the requirement to remeasure the liability for future policy benefits and related reinsurance recoverables at the single-A bond rate as of the Transition Date, which at that time was materially lower than the locked-in discount rate. Refer to note 3 for further information about the cumulative effect adjustment recorded upon adoption of this new accounting guidance.
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
The key areas of change introduced by the adoption of LDTI and the related effect to our accounting policies are summarized in the table below. Less significant accounting policy changes from adopting LDTI are not included in the below table.

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
Liability for future policy benefits—cash flow assumptions
All cash flow assumptions used to estimate the liability for future policy benefits (including health care experience, policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured mortality (i.e., life expectancy or longevity), insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates), and benefit reductions associated with our long-term care insurance in-force rate actions and legal settlements as well as payments to policyholders electing reduced benefits in connection with legal settlements) are reviewed at least annually in the same period each year or more frequently if actual experience indicates a change is required. Changes in cash flow assumptions are recorded using a retrospective approach with a cumulative catch-up adjustment by recalculating the net premium ratio (which is capped at 100%) using actual historical and updated future cash flow assumptions. The liability for future policy benefits is recalculated using the revised net premium ratio and locked-in discount rate as of the beginning of the current reporting period and compared to the carrying amount as of the beginning of the current reporting period using the previous net premium ratio and locked-in discount rate, with any difference recorded as a remeasurement gain (loss).

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impacted lines of the condensed consolidated balance sheet as of December 31, 2022 reflecting the impact of adopting LDTI on January 1, 2023:

(Amounts in millions)	As originally reported	Effect of adopting LDTI	As adjusted
Assets
Deferred acquisition costs	$2,200	$11	$2,211
Intangible assets	241	(38)	203
Reinsurance recoverable	16,495	2,564	19,059
Less: Allowance for credit losses	(60)	(3)	(63)

Reinsurance recoverable, net	16,435	2,561	18,996
Other assets	415	73	488
Deferred tax asset	1,344	639	1,983
Market risk benefit assets	—	26	26
Total assets	86,442	3,272	89,714
Liabilities and equity
Liabilities:
Future policy benefits	38,064	17,343	55,407
Policyholder account balances	17,113	(549)	16,564
Market risk benefit liabilities	—	748	748
Liability for policy and contract claims	12,234	(11,551)	683
Unearned premiums	584	(381)	203
Other liabilities	1,672	15	1,687
Total liabilities	75,703	5,625	81,328
Equity:
Accumulated other comprehensive income (loss)	(2,220)	(394)	(2,614)
Retained earnings	3,098	(1,959)	1,139
Total Genworth Financial, Inc.’s stockholders’ equity	9,984	(2,353)	7,631
Total equity	10,739	(2,353)	8,386
Total liabilities and equity	86,442	3,272	89,714

1
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impacted lines of the condensed consolidated statements of income for the three and six months ended June 30, 2022 reflecting the impact of adopting LDTI on January 1, 2023:

	Three months ended June 30, 2022			Six months ended June 30, 2022
(Amounts in millions, except per share amounts)	As originally reported	Effect of adopting LDTI	As adjusted	As originally reported	Effect of adopting LDTI	As adjusted
Revenues:
Premiums	$927	$(11)	$916	$1,858	$(25)	$1,833
Net investment gains (losses)	8	11	19	36	25	61
Policy fees and other income	159	6	165	328	7	335
Total revenues	1,881	6	1,887	3,773	7	3,780
Benefits and expenses:
Benefits and other changes in policy reserves	764	4	768	1,903	32	1,935
Liability remeasurement (gains) losses	—	24	24	—	(40)	(40)
Changes in fair value of market risk benefits and associated hedges	—	20	20	—	(21)	(21)
Interest credited	125	1	126	250	1	251
Acquisition and operating expenses, net of deferrals	589	(10)	579	860	(45)	815
Amortization of deferred acquisition costs and intangibles	84	—	84	176	(4)	172
Total benefits and expenses	1,588	39	1,627	3,241	(77)	3,164
Income from continuing operations before income taxes	293	(33)	260	532	84	616
Provision for income taxes	73	(11)	62	131	15	146
Income from continuing operations	220	(22)	198	401	69	470
Net income	219	(22)	197	398	69	467
Net income available to Genworth Financial, Inc.’s common stockholders	181	(22)	159	330	69	399
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	182	(22)	160	333	69	402
Net income available to Genworth Financial, Inc.’s common stockholders	181	(22)	159	330	69	399
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	0.36	(0.04)	0.32	0.65	0.14	0.79
Diluted	0.36	(0.05)	0.31	0.65	0.13	0.78
Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	0.36	(0.05)	0.31	0.65	0.14	0.79
Diluted	0.35	(0.04)	0.31	0.64	0.13	0.77

1
9

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impacted lines of the condensed consolidated statement of cash flows for the six months ended June 30, 2022 reflecting the impact of adopting LDTI on January 1, 2023:

(Amounts in millions)	As originally reported	Effect of adopting LDTI	As adjusted
Cash flows from (used by) operating activities:
Net income	$398	$69	$467
Adjustments to reconcile net income to net cash from operating activities:
Net investment (gains) losses	(36)	(25)	(61)
Changes in fair value of market risk benefits and associated hedges	—	(21)	(21)
Charges assessed to policyholders	(292)	3	(289)
Acquisition costs deferred	(1)	(6)	(7)
Amortization of deferred acquisition costs and intangibles	176	(4)	172
Deferred income taxes	128	15	143
Change in certain assets and liabilities:
Accrued investment income and other assets	(70)	(1)	(71)
Insurance reserves	494	147	641
Other liabilities, policy and contract claims and other policy-related balances	(205)	(177)	(382)
Net cash from operating activities	337	—	337
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the year of adoption only, we have included rollforwards of activity for the year ended December 31, 2021 for DAC, PVFP, the liability for future policy benefits, policyholder account balances, additional insurance liabilities, MRBs and separate account liabilities in notes 8, 9, 10, 11, 12, 13 and 14, respectively, to provide additional information related to comparative post-transition impacts.
The following table presents the balances of and changes in the condensed consolidated balance sheet on January 1, 2021 from the adoption of LDTI:

	Balances as of December 31, 2020 (as reported)	Effect of adopting LDTI				Balances as of January 1, 2021 (as adjusted)
(Amounts in millions)		Eliminate shadow adjustments	Changes in measurement of assets and liabilities	Change in discount rate	Recognize MRBs
Assets
Total investments	$74,701	$—	$—	$—	$—	$74,701
Cash, cash equivalents and restricted cash	2,561	—	—	—	—	2,561
Accrued investment income	655	—	—	—	—	655
Deferred acquisition costs	1,487	1,322	—	—	—	2,809
Intangible assets	157	114	—	—	—	271
Reinsurance recoverable	16,864	—	1,214	10,149	(92)	28,135
Less: Allowance for credit losses	(45)	—	—	—	—	(45)

Reinsurance recoverable, net	16,819	—	1,214	10,149	(92)	28,090
Other assets	404	—	(89)	—	248	563
Deferred tax asset	65	(1,515)	497	4,624	105	3,776
Market risk benefit assets	—	—	—	—	22	22
Separate account assets	6,081	—	—	—	—	6,081
Assets related to discontinued operations	2,817	—	—	—	—	2,817

Total assets	$105,747	$(79)	$1,622	$14,773	$283	$122,346

Liabilities and equity
Liabilities:
Future policy benefits	$42,695	$(4,456)	$14,654	$31,893	$—	$84,786
Policyholder account balances	21,503	(1,229)	—	—	(641)	19,633
Market risk benefit liabilities	—	—	—	—	1,310	1,310
Liability for policy and contract claims	11,486	—	(10,725)	—	—	761
Unearned premiums	775	—	(468)	—	—	307
Other liabilities	1,614	—	—	—	4	1,618
Long-term borrowings	3,403	—	—	—	—	3,403
Separate account liabilities	6,081	—	—	—	—	6,081
Liabilities related to discontinued operations	2,370	—	—	—	—	2,370

Total liabilities	89,927	(5,685)	3,461	31,893	673	120,269

Commitments and contingencies
Equity:
Class A common stock	1	—	—	—	—	1
Additional paid-in capital	12,008	—	—	—	—	12,008
Accumulated other comprehensive income (loss)	4,425	5,606	—	(17,120)	(19)	(7,108)
Retained earnings	1,584	—	(1,839)	—	(371)	(626)
Treasury stock, at cost	(2,700)	—	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,318	5,606	(1,839)	(17,120)	(390)	1,575
Noncontrolling interests	502	—	—	—	—	502

Total equity	15,820	5,606	(1,839)	(17,120)	(390)	2,077

Total liabilities and equity	$105,747	$(79)	$1,622	$14,773	$283	$122,346

2
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the components of the transition adjustments within stockholders’ equity as of January 1, 2021 from the adoption of LDTI:

(Amounts in millions)	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Deferred acquisition costs	$1,322	$—	$1,322
Intangible assets	114	—	114
Reinsurance recoverable	10,149	1,201	11,350
Other assets	—	156	156
Future policy benefits	(27,437)	(3,537)	(30,974)
Policyholder account balances	1,229	—	1,229
Market risk benefits, net	(24)	(623)	(647)
Other liabilities	—	(4)	(4)
Deferred taxes	3,114	597	3,711

Total	$(11,533)	$(2,210)	$(13,743)

The cumulative effect adjustment recorded to accumulated other comprehensive income (loss) for DAC, intangible assets and the liability for policyholder account balances represents the elimination of previously recorded shadow adjustments related to unrealized gains and losses.
The cumulative effect adjustment recorded to accumulated other comprehensive income (loss) for the liability for future policy benefits and reinsurance recoverables relates to the higher discount rate in effect immediately prior to adoption compared to the lower single-A rated bond rate as of the Transition Date, partially offset by the elimination of previously recorded shadow adjustments related to unrealized gains and losses. The cumulative effect adjustment recorded to retained earnings for the liability for future policy benefits and reinsurance recoverables relates to cohorts with net premium ratios capped at 100% and single premium fixed payout annuity products with remeasured liability balances in excess of the carryover reserve. Net premium ratios are capped at 100% when gross premiums plus the existing carrying value of reserves are insufficient to cover actual or expected policy and contract benefits at the cohort level, as was the case immediately before the Transition Date for a significant number of issue-year cohorts in our long-term care insurance business. These cohorts are mostly comprised of older blocks, and due to the age of the policies, do not benefit from future in-force rate actions due to limited remaining premium paying periods. Additionally, due to the requirement to group policies by issue-year cohorts, future in-force rate actions related to policies issued in more profitable years cannot subsidize loss generating policies issued in earlier years.
The cumulative effect adjustment recorded to accumulated other comprehensive income (loss) for our net MRB liability relates to the cumulative effect of changes in the instrument-specific credit risk between the contract issue date and January 1, 2021. The difference between the fair value and the carrying amount of MRBs as of January 1, 2021, excluding the amounts recorded in accumulated other comprehensive income (loss), was recorded as a cumulative effect adjustment to retained earnings. Transition adjustments related to the recognition of reinsured MRBs are reflected as other assets and other liabilities.

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

The following table summarizes the balances of and changes in intangible assets, including present value of future profits and deferred sales inducements, on January 1, 2021 from the adoption of LDTI:

(Amounts in millions)	Life insurance	Fixed annuities	Variable annuities	Total
Balances as of December 31, 2020	$73	$7	$3	$83
Adjustment for removal of related balances in accumulated other comprehensive income (loss)	81	33	—	114

Adjusted balances as of January 1, 2021	$154	$40	$3	$197

The following table summarizes the balances of and changes in the liability for future policy benefits on January 1, 2021 from the adoption of LDTI:

(Amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities	Total
Balances as of December 31, 2020	$28,770	$2,101	$11,824	$42,695
Reclassify liability for policy and contract claims, unearned premiums and due premiums (1)	10,918	189	10	11,117
Change in discount rate assumptions	24,253	361	7,279	31,893
Change in cash flow assumptions (2)	3,319	(2)	264	3,581
Change in cash flow assumptions, effect of increase (decrease) of the deferred profit liability (2)	(173)	—	129	(44)
Adjustment for removal of related balances in accumulated other comprehensive income (loss)	(3,716)	—	(740)	(4,456)

Adjusted balances as of January 1, 2021	63,371	2,649	18,766	84,786
Less: reinsurance recoverable	11,476	834	13,699	26,009

Adjusted balances as of January 1, 2021, net of reinsurance	$51,895	$1,815	$5,067	$58,777

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the balances of and changes in the net liability position for MRBs on January 1, 2021 from the adoption of LDTI:

(Amounts in millions)	Fixed indexed annuities	Variable annuities	Total
Balances as of December 31, 2020	$71	$570	$641
Adjustment for the difference between carrying amount and fair value, except for the difference due to instrument-specific credit risk	39	584	623
Adjustment for the cumulative effect of changes in the instrument-specific credit risk since issuance	5	19	24

Total adjustment for the difference between carrying amount and fair value	44	603	647

Adjusted balances as of January 1, 2021	115	1,173	1,288
Less: reinsurance recoverable	—	244	244

Adjusted balances as of January 1, 2021, net of reinsurance	$115	$929	$1,044

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2023	2022	2023	2022
Weighted-average common shares used in basic earnings (loss) per share calculations	473.2	508.9	482.7	508.6
Potentially dilutive securities:
Stock options, restricted stock units and other equity-based awards	4.9	5.2	6.4	7.1

Weighted-average common shares used in diluted earnings (loss) per share calculations	478.1	514.1	489.1	515.7

Income from continuing operations:
Income from continuing operations	$166	$198	$320	$470
Less: net income from continuing operations attributable to noncontrolling interests	31	38	63	68

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$135	$160	$257	$402

Basic per share	$0.28	$0.32	$0.53	$0.79

Diluted per share	$0.28	$0.31	$0.53	$0.78

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$2	$(1)	$2	$(3)
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—

Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$2	$(1)	$2	$(3)

Basic per share	$0.01	$—	$0.01	$(0.01)

Diluted per share	$0.01	$—	$0.01	$(0.01)

Net income:
Income from continuing operations	$166	$198	$320	$470
Income (loss) from discontinued operations, net of taxes	2	(1)	2	(3)

Net income	168	197	322	467
Less: net income attributable to noncontrolling interests	31	38	63	68

Net income available to Genworth Financial, Inc.’s common stockholders	$137	$159	$259	$399

Basic per share (1)	$0.29	$0.31	$0.54	$0.79

Diluted per share (1)	$0.29	$0.31	$0.53	$0.77

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Fixed maturity securities—taxable	$567	$578	$1,128	$1,158
Fixed maturity securities—non-taxable	1	1	2	2
Equity securities	3	2	5	4
Commercial mortgage loans	75	78	151	159
Policy loans	54	51	109	101
Limited partnerships	17	32	45	39
Other invested assets	70	66	138	129
Cash, cash equivalents, restricted cash and short-term investments	22	1	40	1

Gross investment income before expenses and fees	809	809	1,618	1,593
Expenses and fees	(24)	(22)	(46)	(42)

Net investment income	$785	$787	$1,572	$1,551

(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$18	$5	$21	$15
Realized losses	(48)	(9)	(67)	(27)

Net realized gains (losses) on available-for-sale fixed maturity securities	(30)	(4)	(46)	(12)
Net realized gains (losses) on equity securities sold	(1)	—	(1)	—
Net realized gains (losses) on limited partnerships	—	—	—	—

Total net realized investment gains (losses)	(31)	(4)	(47)	(12)

Net change in allowance for credit losses on available-for-sale fixed maturity securities	11	—	(4)	—
Write-down of available-for-sale fixed maturity securities (1)	(1)	—	(1)	(2)
Net unrealized gains (losses) on equity securities still held	21	(26)	32	(32)
Net unrealized gains (losses) on limited partnerships	40	24	40	59
Commercial mortgage loans	—	2	(2)	3
Derivative instruments (2)	(1)	18	11	37
Other	—	5	(1)	8

Net investment gains (losses)	$39	$19	$28	$61

(1)	Represents write-down of securities deemed uncollectible or that we intend to sell or will be required to sell prior to recovery of the amortized cost basis.
(2)	See note 6 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

See Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale fixed maturity securities.
The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity securities as of and for the three months ended June 30, 2023:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
U.S. corporate	$9	$—	$—	$(7)	$—	$(2)	$—	$—
Commercial mortgage-backed	6	—	—	(2)	—	—	—	4

Total available-for-sale fixed maturity securities	$15	$—	$—	$(9)	$—	$(2)	$—	$4

The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity securities as of and for the six months ended June 30, 2023:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
U.S. corporate	$—	$9	$—	$(7)	$—	$(2)	$—	$—
Commercial mortgage-backed	—	6	—	(2)	—	—	—	4

Total available-for-sale fixed maturity securities	$—	$15	$—	$(9)	$—	$(2)	$—	$4

There
was no allowance for credit losses related to our available-for-sale fixed maturity securities as of and for the three and six months ended June 30, 2022.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	June 30, 2023	December 31, 2022
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses	$(3,790)	$(4,251)
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses	—	—
Adjustments to policyholder contract balances	62	68
Income taxes, net	608	705

Net unrealized investment gains (losses)	(3,120)	(3,478)
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	(64)	(71)

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(3,056)	$(3,407)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Beginning balance	$(2,500)	$2,151	$(3,407)	$6,077
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	(755)	(4,713)	415	(9,843)
Adjustments to policyholder contract balances	13	77	(6)	160
Provision for income taxes	158	935	(87)	2,009

Change in unrealized gains (losses) on investment securities	(584)	(3,701)	322	(7,674)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(7), $—, $(10) and $(2)	23	4	36	10

Change in net unrealized investment gains (losses)	(561)	(3,697)	358	(7,664)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(5)	(28)	7	(69)

Ending balance	$(3,056)	$(1,518)	$(3,056)	$(1,518)

Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

2
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d) Fixed Maturity Securities
As of June 30, 2023, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,459	$97	$(167)	$—	$3,389
State and political subdivisions	2,611	21	(289)	—	2,343
Non-U.S. government	708	15	(98)	—	625
U.S. corporate:
Utilities	4,339	49	(424)	—	3,964
Energy	2,414	36	(202)	—	2,248
Finance and insurance	7,915	54	(843)	—	7,126
Consumer—non-cyclical	4,663	94	(347)	—	4,410
Technology and communications	3,196	49	(311)	—	2,934
Industrial	1,326	15	(117)	—	1,224
Capital goods	2,225	44	(162)	—	2,107
Consumer—cyclical	1,737	16	(139)	—	1,614
Transportation	1,171	33	(87)	—	1,117
Other	311	4	(16)	—	299

Total U.S. corporate	29,297	394	(2,648)	—	27,043

Non-U.S. corporate:
Utilities	813	—	(78)	—	735
Energy	1,043	21	(62)	—	1,002
Finance and insurance	2,054	33	(188)	—	1,899
Consumer—non-cyclical	666	3	(77)	—	592
Technology and communications	977	7	(93)	—	891
Industrial	838	9	(65)	—	782
Capital goods	602	4	(51)	—	555
Consumer—cyclical	239	1	(23)	—	217
Transportation	360	12	(26)	—	346
Other	859	13	(53)	—	819

Total non-U.S. corporate	8,451	103	(716)	—	7,838

Residential mortgage-backed	997	4	(67)	—	934
Commercial mortgage-backed	1,990	1	(297)	(4)	1,690
Other asset-backed	2,351	1	(144)	—	2,208

Total available-for-sale fixed maturity securities	$49,864	$636	$(4,426)	$(4)	$46,070

2
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of June 30, 2023:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1,412	$(106)	42	$329	$(61)	36	$1,741	$(167)	78
State and political subdivisions	495	(25)	77	1,252	(264)	223	1,747	(289)	300
Non-U.S. government	123	(3)	22	387	(95)	60	510	(98)	82
U.S. corporate	6,257	(285)	878	13,764	(2,363)	1,768	20,021	(2,648)	2,646
Non-U.S. corporate	1,733	(55)	226	4,353	(661)	579	6,086	(716)	805
Residential mortgage-backed	391	(16)	160	323	(51)	98	714	(67)	258
Commercial mortgage-backed	227	(18)	32	1,430	(279)	230	1,657	(297)	262
Other asset-backed	524	(11)	147	1,550	(133)	305	2,074	(144)	452

Total for fixed maturity securities in an unrealized loss position	$11,162	$(519)	1,584	$23,388	$(3,907)	3,299	$34,550	$(4,426)	4,883

% Below cost:
<20% Below cost	$11,085	$(494)	1,576	$18,715	$(2,339)	2,671	$29,800	$(2,833)	4,247
20%-50% Below cost	77	(25)	8	4,673	(1,568)	628	4,750	(1,593)	636

Total for fixed maturity securities in an unrealized loss position	$11,162	$(519)	1,584	$23,388	$(3,907)	3,299	$34,550	$(4,426)	4,883

Investment grade	$10,912	$(514)	1,558	$22,108	$(3,713)	3,100	$33,020	$(4,227)	4,658
Below investment grade	250	(5)	26	1,280	(194)	199	1,530	(199)	225

Total for fixed maturity securities in an unrealized loss position	$11,162	$(519)	1,584	$23,388	$(3,907)	3,299	$34,550	$(4,426)	4,883

3
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of June 30, 2023:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$883	$(34)	115	$1,817	$(390)	270	$2,700	$(424)	385
Energy	429	(21)	77	1,173	(181)	152	1,602	(202)	229
Finance and insurance	1,680	(82)	254	4,290	(761)	514	5,970	(843)	768
Consumer—non-cyclical	907	(51)	118	1,922	(296)	214	2,829	(347)	332
Technology and communications	910	(44)	117	1,489	(267)	214	2,399	(311)	331
Industrial	306	(7)	30	610	(110)	82	916	(117)	112
Capital goods	376	(13)	59	1,003	(149)	122	1,379	(162)	181
Consumer—cyclical	403	(15)	66	873	(124)	121	1,276	(139)	187
Transportation	280	(16)	30	473	(71)	66	753	(87)	96
Other	83	(2)	12	114	(14)	13	197	(16)	25

Subtotal, U.S. corporate securities	6,257	(285)	878	13,764	(2,363)	1,768	20,021	(2,648)	2,646

Non-U.S. corporate:
Utilities	233	(8)	21	498	(70)	55	731	(78)	76
Energy	267	(9)	32	373	(53)	42	640	(62)	74
Finance and insurance	376	(12)	67	1,162	(176)	167	1,538	(188)	234
Consumer—non-cyclical	133	(6)	16	386	(71)	47	519	(77)	63
Technology and communications	199	(6)	25	548	(87)	73	747	(93)	98
Industrial	118	(5)	23	419	(60)	56	537	(65)	79
Capital goods	104	(1)	11	349	(50)	47	453	(51)	58
Consumer—cyclical	61	(2)	4	140	(21)	25	201	(23)	29
Transportation	74	(3)	10	137	(23)	22	211	(26)	32
Other	168	(3)	17	341	(50)	45	509	(53)	62

Subtotal, non-U.S. corporate securities	1,733	(55)	226	4,353	(661)	579	6,086	(716)	805

Total for corporate securities in an unrealized loss position	$7,990	$(340)	1,104	$18,117	$(3,024)	2,347	$26,107	$(3,364)	3,451

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

3
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of June 30, 2023 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,389	$1,375
Due after one year through five years	8,373	8,000
Due after five years through ten years	12,727	11,662
Due after ten years	22,037	20,201

Subtotal	44,526	41,238
Residential mortgage-backed	997	934
Commercial mortgage-backed	1,990	1,690
Other asset-backed	2,351	2,208

Total	$49,864	$46,070

As of June 30, 2023, securities issued by finance and insurance, consumer—non-cyclical, utilities and technology and communications industry groups represented approximately 26%, 14%, 14% and 11%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of June 30, 2023, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
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
We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	June 30, 2023		December 31, 2022
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,859	42%	$2,916	42%
Office	1,516	22	1,579	22
Industrial	1,441	21	1,456	21
Apartments	534	8	561	8
Mixed use	379	5	371	5
Other	147	2	149	2

Subtotal	6,876	100%	7,032	100%

Allowance for credit losses	(24)		(22)

Total	$6,852		$7,010

3
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2023		December 31, 2022
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,782	26%	$1,809	26%
Pacific	1,310	19	1,340	19
Mountain	1,006	15	1,023	15
Middle Atlantic	944	14	988	14
West South Central	566	8	578	8
East North Central	453	6	454	6
West North Central	415	6	438	6
East South Central	213	3	218	3
New England	187	3	184	3

Subtotal	6,876	100%	7,032	100%

Allowance for credit losses	(24)		(22)

Total	$6,852		$7,010

As of June 30, 2023, we had one commercial mortgage loan with an amortized cost of $6 million that was more than 90 days past due and on non-accrual status in the mixed use property type. The carrying value of this commercial mortgage loan was lower than the fair value of its collateral and this loan did not have an allowance for credit losses as of June 30, 2023. As of December 31, 2022, we had no commercial mortgage loans past due or on non-accrual status. For a discussion of our policy related to placing commercial mortgage loans on non-accrual status, see Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.
During the six months ended June 30, 2023 and year ended December 31, 2022, we did not have any loan modifications or extensions associated with borrowers experiencing financial difficulty that resulted in the consideration of whether to establish a new loan or to continue accounting for the modification or extension under the existing loan.
The following table sets forth the allowance for credit losses related to commercial mortgage loans as of and for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Allowance for credit losses:
Beginning balance	$24	$25	$22	$26
Provision	—	(3)	2	(4)
Write-offs	—	—	—	—
Recoveries	—	1	—	1

Ending balance	$24	$23	$24	$23

In evaluating the credit quality of commercial mortgage loans, we assess the performance of the underlying loans using both quantitative and qualitative criteria. Certain risks associated with commercial mortgage loans

3
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of June 30, 2023:

(Amounts in millions)	2023	2022	2021	2020	2019	2018 and prior	Total
Debt-to-value:
0% - 50%	$2	$41	$40	$98	$118	$2,107	$2,406
51% - 60%	16	57	131	103	148	887	1,342
61% - 75%	94	841	746	285	427	693	3,086
76% - 100%	—	—	—	—	8	34	42
Greater than 100%	—	—	—	—	—	—	—

Total amortized cost	$112	$939	$917	$486	$701	$3,721	$6,876

Debt service coverage ratio:
Less than 1.00	$—	$7	$10	$6	$46	$177	$246
1.00 - 1.25	14	17	—	16	19	198	264
1.26 - 1.50	52	287	69	64	162	465	1,099
1.51 - 2.00	44	575	607	202	266	1,373	3,067
Greater than 2.00	2	53	231	198	208	1,508	2,200

Total amortized cost	$112	$939	$917	$486	$701	$3,721	$6,876

3
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the debt-to-value of commercial mortgage loans by property type as of the dates indicated:

	June 30, 2023
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$902	$690	$1,239	$28	$—	$2,859
Office	454	274	788	—	—	1,516
Industrial	694	175	572	—	—	1,441
Apartments	177	91	258	8	—	534
Mixed use	93	103	177	6	—	379
Other	86	9	52	—	—	147

Total amortized cost	$2,406	$1,342	$3,086	$42	$—	$6,876

% of total	35%	19%	45%	1%	—%	100%

Weighted-average debt service coverage ratio	2.34	1.91	1.62	1.59	—	1.93

	December 31, 2022
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$907	$649	$1,332	$28	$—	$2,916
Office	445	272	848	14	—	1,579
Industrial	668	243	545	—	—	1,456
Apartments	184	90	279	8	—	561
Mixed use	93	79	199	—	—	371
Other	88	9	52	—	—	149

Total amortized cost	$2,385	$1,342	$3,255	$50	$—	$7,032

% of total	34%	19%	46%	1%	—%	100%

Weighted-average debt service coverage ratio	2.35	1.95	1.63	1.34	—	1.93

3
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	June 30, 2023
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$87	$69	$557	$1,356	$790	$2,859
Office	60	121	153	656	526	1,516
Industrial	21	43	188	589	600	1,441
Apartments	14	16	143	231	130	534
Mixed use	23	13	49	203	91	379
Other	41	2	9	32	63	147

Total amortized cost	$246	$264	$1,099	$3,067	$2,200	$6,876

% of total	4%	4%	16%	44%	32%	100%

Weighted-average debt-to-value	59%	61%	64%	60%	44%	55%

	December 31, 2022
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$88	$68	$560	$1,380	$820	$2,916
Office	81	131	155	666	546	1,579
Industrial	20	44	194	574	624	1,456
Apartments	14	11	150	242	144	561
Mixed use	25	16	50	190	90	371
Other	42	2	9	33	63	149

Total amortized cost	$270	$272	$1,118	$3,085	$2,287	$7,032

% of total	4%	4%	16%	44%	32%	100%

Weighted-average debt-to-value	61%	62%	63%	60%	44%	56%

(f) Limited Partnerships or Similar Entities
Investments in limited partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of June 30, 2023 and December 31, 2022, the total carrying value of these investments was $2,454 million and $2,230 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.

3
9

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
The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		June 30, 2023	December 31, 2022		June 30, 2023	December 31, 2022
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$30	$24	Other liabilities	$472	$522
Foreign currency swaps	Other invested assets	16	20	Other liabilities	1	—

Total cash flow hedges		46	44		473	522

Total derivatives designated as hedges		46	44		473	522

Derivatives not designated as hedges
Equity index options	Other invested assets	15	6	Other liabilities	—	—
Financial futures (1)	Other invested assets	—	—	Other liabilities	—	—
Forward bond purchase commitments	Other invested assets	—	—	Other liabilities	3	—
Fixed indexed annuity embedded derivatives	Other assets	—	—	Policyholder account balances (2)	180	202
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (3)	15	15

Total derivatives not designated as hedges		15	6		198	217

Total derivatives		$61	$50		$671	$739

(1)	The period end valuations of financial futures were zero as a result of settling the margins on these contracts on a daily basis.
(2)	Represents the embedded derivatives associated with our fixed indexed annuity liabilities.
(3)	Represents the embedded derivatives associated with our indexed universal life liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of derivative positions presented above was not offset by the respective collateral amounts received or provided under these agreements.
The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for fixed indexed annuity embedded derivatives and indexed universal life embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2022	Additions	Maturities/ terminations	June 30, 2023
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,542	$927	$(115)	$9,354
Foreign currency swaps	Notional	144	—	(13)	131

Total cash flow hedges		8,686	927	(128)	9,485

Total derivatives designated as hedges		8,686	927	(128)	9,485

Derivatives not designated as hedges
Equity index options	Notional	936	339	(466)	809
Financial futures	Notional	1,403	2,889	(2,916)	1,376
Forward bond purchase commitments	Notional	—	275	—	275

Total derivatives not designated as hedges		2,339	3,503	(3,382)	2,460

Total derivatives		$11,025	$4,430	$(3,510)	$11,945

(Number of policies)	Measurement	December 31, 2022	Additions	Maturities/ terminations	June 30, 2023
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	7,315	—	(848)	6,467
Indexed universal life embedded derivatives	Policies	771	—	(15)	756
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

4
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended June 30, 2023:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(104)	$55	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	3	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(2)	—	Net investment income	—	Net investment gains (losses)

Total	$(106)	$58		$—

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended June 30, 2022:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(405)	$57	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	14	—	Net investment income	—	Net investment gains (losses)

Total	$(391)	$56		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the six months ended June
30
,
2023
:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$42	$109	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	8	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(1)	Interest expense	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(3)	—	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	—	2	Net investment gains (losses)	—	Net investment gains (losses)

Total	$39	$119		$—

The following table provides information about the pre-tax income effects of cash flow hedges for the six months ended June 30, 2022:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(655)	$112	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(2)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	12	1	Net investment income	—	Net investment gains (losses)

Total	$(643)	$113		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” as of and for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Beginning balance	$1,274	$1,789	$1,200	$2,025
Current period increases (decreases) in fair value, net of deferred taxes of $23, $84, $(8) and $137	(83)	(307)	31	(506)
Reclassification to net (income), net of deferred taxes of $21, $19, $42 and $39	(37)	(37)	(77)	(74)

Ending balance	$1,154	$1,445	$1,154	$1,445

The total of derivatives designated as cash flow hedges of $1,154 million, net of taxes, recorded in stockholders’ equity as of June 30, 2023 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $141 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the six months ended June 30, 2023 and 2022, we reclassified $7 million and $5 million, respectively, to net income in connection with forecasted transactions that were no longer considered probable of occurring.
Derivatives Not Designated As Hedges
We enter into certain non-qualifying derivative instruments such as equity index options and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits, fixed indexed annuities and indexed universal life. Our fixed indexed annuity and indexed universal life insurance products with certain features are required to be bifurcated as embedded derivatives. Additionally, we have forward bond purchase commitments to hedge against the variability in the anticipated cash flows required to purchase future fixed rate bonds.

4
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended June 30,		Six months ended June 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2023	2022	2023	2022
Equity index options	$5	$(1)	$6	$(7)	Net investment gains (losses)
Financial futures	(65)	17	(67)	(30)	Changes in fair value of market risk benefits and associated hedges
Forward bond purchase commitments	(3)	—	(3)	—	Net investment gains (losses)
Fixed indexed annuity embedded derivatives	(8)	11	(10)	23	Net investment gains (losses)
Indexed universal life embedded derivatives	2	8	7	19	Net investment gains (losses)

Total derivatives not designated as hedges	$(69)	$35	$(67)	$5

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	June 30, 2023			December 31, 2022
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$61	$476	$(415)	$50	$522	$(472)
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	61	476	(415)	50	522	(472)
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(25)	(25)	—	(25)	(25)	—
Collateral received	(25)	—	(25)	(21)	—	(21)
Collateral pledged	—	(1,109)	1,109	—	(1,095)	1,095
Over collateralization	—	658	(658)	—	598	(598)

Net amount	$11	$—	$11	$4	$—	$4

(1)	Does not include amounts related to embedded derivatives as of June 30, 2023 and December 31, 2022.
(2)
Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

4
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of

4
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placements with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of June 30, 2023.
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
Level 2 measurements
Fixed maturity securities

•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, 88% of our portfolio was priced using third-party pricing services as of June 30, 2023. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation

4
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of June 30, 2023:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$3,389	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,283	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$625	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$23,491	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$6,232	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$926	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$1,679	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$2,104	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

4
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Internal models:
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,536 million and $767 million, respectively, as of June 30, 2023. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

Equity securities.
The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.
Short-term investments.
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Fixed maturity securities

•
Broker quotes:
A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $259 million as of June 30, 2023.

•
Internal models:
A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $
2,779

million as of June 30, 2023.

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

4
9

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
Fixed indexed annuities
The valuation of fixed indexed annuities MRBs, which includes GMWB features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB withdrawal utilization, lapses and mortality), equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our fixed indexed annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the fixed indexed annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. As a result of our assumptions for GMWB withdrawal utilization, expected future interest credited and non-performance risk being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases or GMWB withdrawal utilization increases, the value of our fixed indexed annuities MRB liability will increase. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of June 30, 2023, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 13 for additional details related to the changes in the fair value measurement of fixed indexed annuities MRBs as of June 30, 2023 and December 31, 2022.
Variable annuities
The valuation of our variable annuities MRBs, which includes GMWB, GMDB and GPAF features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB withdrawal utilization, lapses and mortality), equity index volatility, interest rates, equity index and fund correlation and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our variable annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the variable annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. We classify the variable annuities MRBs valuation as Level 3 based on having significant unobservable inputs, with policyholder behavior (GMWB withdrawal

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

utilization and lapses), equity index volatility and non-performance risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the variable annuities MRBs will increase. An increase in our lapse assumption would decrease the fair value of the variable annuities MRBs, whereas an increase in our GMWB withdrawal utilization rate would increase the fair value. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of June 30, 2023, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 13 for additional details related to the changes in the fair value measurement of variable annuities MRBs as of June 30, 2023 and December 31, 2022.
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
Equity index options.
We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of June 30, 2023, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
Financial futures.
The fair value of financial futures is based on the closing exchange prices. Accordingly, these financial futures are classified as Level 1. The period end valuation is zero as a result of settling the margins on these contracts on a daily basis.
Forward bond purchase commitments.
The valuation of forward bond purchase commitments is determined using an income approach. The primary inputs into the valuation represent current bond prices and interest rates, as well as an estimate of the cost of counterparty financing to acquire and carry the bond during the forward period. The estimated cost of counterparty financing is not readily observable and is developed based upon an assumed spread; accordingly, these derivatives are classified as Level 3.

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
Fixed indexed annuity and indexed universal life embedded derivatives
We have fixed indexed annuity and indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of June 30, 2023, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2023
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,389	$—	$3,389	$—	$—
State and political subdivisions	2,343	—	2,283	60	—
Non-U.S. government	625	—	625	—	—
U.S. corporate:
Utilities	3,964	—	3,146	818	—
Energy	2,248	—	2,189	59	—
Finance and insurance	7,126	—	6,422	704	—
Consumer—non-cyclical	4,410	—	4,342	68	—
Technology and communications	2,934	—	2,923	11	—
Industrial	1,224	—	1,202	22	—
Capital goods	2,107	—	2,073	34	—
Consumer—cyclical	1,614	—	1,490	124	—
Transportation	1,117	—	1,094	23	—
Other	299	—	146	153	—

Total U.S. corporate	27,043	—	25,027	2,016	—

Non-U.S. corporate:
Utilities	735	—	415	320	—
Energy	1,002	—	885	117	—
Finance and insurance	1,899	—	1,773	126	—
Consumer—non-cyclical	592	—	519	73	—
Technology and communications	891	—	865	26	—
Industrial	782	—	707	75	—
Capital goods	555	—	504	51	—
Consumer—cyclical	217	—	208	9	—
Transportation	346	—	325	21	—
Other	819	—	798	21	—

Total non-U.S. corporate	7,838	—	6,999	839	—

Residential mortgage-backed	934	—	926	8	—
Commercial mortgage-backed	1,690	—	1,679	11	—
Other asset-backed	2,208	—	2,104	104	—

Total fixed maturity securities	46,070	—	43,032	3,038	—

Equity securities	378	307	41	30	—
Limited partnerships	2,003	—	—	21	1,982
Other invested assets:
Derivative assets:
Interest rate swaps	30	—	30	—	—
Foreign currency swaps	16	—	16	—	—
Equity index options	15	—	—	15	—

Total derivative assets	61	—	46	15	—

Short-term investments	23	—	16	7	—

Total other invested assets	84	—	62	22	—

Separate account assets	4,533	4,533	—	—	—

Total assets	$53,068	$4,840	$43,135	$3,111	$1,982

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Beginning balance as of April 1, 2023	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2023	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI								Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$59	$1	$—	$—	$—	$—	$—	$—	$—	$60	$1	$—
U.S. corporate:
Utilities	859	—	(11)	—	(31)	—	(10)	11	—	818	—	(18)
Energy	115	—	—	—	—	—	(1)	—	(55)	59	—	(1)
Finance and insurance	697	—	(6)	48	—	—	(30)	—	(5)	704	—	(10)
Consumer—non-cyclical	69	—	(1)	—	—	—	—	—	—	68	—	(1)
Technology and communications	12	—	(1)	—	—	—	—	—	—	11	—	—
Industrial	22	—	—	—	—	—	—	—	—	22	—	—
Capital goods	34	—	—	—	—	—	—	—	—	34	—	(1)
Consumer—cyclical	127	—	(2)	1	—	—	(2)	—	—	124	—	(2)
Transportation	24	—	(1)	—	—	—	—	—	—	23	—	—
Other	156	—	1	—	—	—	(4)	—	—	153	—	1

Total U.S. corporate	2,115	—	(21)	49	(31)	—	(47)	11	(60)	2,016	—	(32)

Non-U.S. corporate:
Utilities	298	—	(9)	1	—	—	—	30	—	320	—	(8)
Energy	119	—	(2)	—	—	—	—	—	—	117	—	(2)
Finance and insurance	131	2	(7)	—	—	—	—	—	—	126	2	(6)
Consumer—non-cyclical	73	—	—	—	—	—	—	—	—	73	—	(1)
Technology and communications	26	—	—	—	—	—	—	—	—	26	—	—
Industrial	75	—	—	—	—	—	—	—	—	75	—	(1)
Capital goods	52	—	(1)	—	—	—	—	—	—	51	—	—
Consumer—cyclical	9	—	1	—	—	—	(1)	—	—	9	—	—
Transportation	22	—	(1)	—	—	—	—	—	—	21	—	(1)
Other	22	—	(1)	—	—	—	—	—	—	21	—	—

Total non-U.S. corporate	827	2	(20)	1	—	—	(1)	30	—	839	2	(19)

Residential mortgage-backed	8	—	1	—	—	—	(1)	—	—	8	—	—
Commercial mortgage-backed	12	—	—	—	(1)	—	—	—	—	11	—	—
Other asset-backed	95	—	(1)	10	—	—	—	—	—	104	—	(1)

Total fixed maturity securities	3,116	3	(41)	60	(32)	—	(49)	41	(60)	3,038	3	(52)

Equity securities	33	—	—	1	(4)	—	—	—	—	30	—	—
Limited partnerships	22	(1)	—	—	—	—	—	—	—	21	(1)	—
Other invested assets:
Derivative assets:
Equity index options	10	5	—	2	—	—	(2)	—	—	15	4	—

Total derivative assets	10	5	—	2	—	—	(2)	—	—	15	4	—
Short-term investments	—	—	—	7	—	—	—	—	—	7	—	—

Total other invested assets	10	5	—	9	—	—	(2)	—	—	22	4	—

Total Level 3 assets	$3,181	$7	$(41)	$70	$(36)	$—	$(51)	$41	$(60)	$3,111	$6	$(52)

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

5
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of April 1, 2022	Total realized and unrealized gains (losses)						Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2022	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements				Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$71	$1	$(9)	$—	$—	$—	$—	$—	$—	$63	$1	$(9)
Non-U.S. government	1	—	—	2	—	—	—	—	—	3	—	—
U.S. corporate:
Utilities	912	—	(92)	—	—	—	(1)	2	(11)	810	—	(92)
Energy	72	—	(11)	—	—	—	(7)	68	—	122	—	(11)
Finance and insurance	676	—	(67)	85	—	—	(1)	—	(39)	654	—	(61)
Consumer—non-cyclical	92	—	(6)	—	—	—	—	—	—	86	—	(5)
Technology and communications	28	—	(3)	—	—	—	—	—	—	25	—	(3)
Industrial	35	—	(2)	—	—	—	—	—	—	33	—	(2)
Capital goods	41	—	(3)	—	—	—	—	—	—	38	—	(3)
Consumer—cyclical	127	—	(7)	—	—	—	(1)	—	—	119	—	(7)
Transportation	64	—	(3)	—	—	—	(1)	—	(4)	56	—	(3)
Other	222	—	(12)	—	—	—	(3)	—	—	207	—	(12)

Total U.S. corporate	2,269	—	(206)	85	—	—	(14)	70	(54)	2,150	—	(199)

Non-U.S. corporate:
Utilities	334	—	(25)	—	—	—	—	—	—	309	—	(24)
Energy	138	—	(7)	3	—	—	(1)	—	—	133	—	(8)
Finance and insurance	143	1	(12)	—	—	—	—	—	—	132	1	(12)
Consumer—non-cyclical	60	—	(4)	—	—	—	—	11	—	67	—	(4)
Technology and communications	27	—	(1)	—	—	—	—	—	—	26	—	(1)
Industrial	74	—	(4)	—	—	—	—	—	(1)	69	—	(5)
Capital goods	132	—	(7)	—	(10)	—	—	—	—	115	—	(7)
Consumer—cyclical	86	—	(7)	—	—	—	—	—	—	79	—	(7)
Transportation	22	—	(1)	—	—	—	—	—	—	21	—	(1)
Other	24	—	(2)	—	—	—	—	—	—	22	—	(1)

Total non-U.S. corporate	1,040	1	(70)	3	(10)	—	(1)	11	(1)	973	1	(70)

Residential mortgage-backed	33	—	(2)	4	—	—	(1)	—	(4)	30	—	(2)
Commercial mortgage-backed	15	—	(1)	—	—	—	—	—	—	14	—	(2)
Other asset-backed	100	—	(5)	40	(6)	—	—	—	—	129	—	(5)

Total fixed maturity securities	3,529	2	(293)	134	(16)	—	(16)	81	(59)	3,362	2	(287)

Equity securities	36	—	—	—	(1)	—	—	—	—	35	—	—
Limited partnerships	26	(3)	—	—	—	—	—	—	—	23	(3)	—
Other invested assets:
Derivative assets:
Equity index options	30	(1)	—	3	—	—	(2)	—	—	30	(4)	—

Total derivative assets	30	(1)	—	3	—	—	(2)	—	—	30	(4)	—

Total other invested assets	30	(1)	—	3	—	—	(2)	—	—	30	(4)	—

Total Level 3 assets	$3,621	$(2)	$(293)	$137	$(17)	$—	$(18)	$81	$(59)	$3,450	$(5)	$(287)

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

5
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2023	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2023	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI								Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$55	$2	$3	$—	$—	$—	$—	$—	$—	$60	$2	$3
U.S. corporate:
Utilities	842	—	—	40	(40)	—	(10)	11	(25)	818	—	(8)
Energy	116	—	1	—	(1)	—	(2)	—	(55)	59	—	1
Finance and insurance	687	—	(3)	63	—	—	(35)	—	(8)	704	—	(6)
Consumer—non-cyclical	82	—	—	—	—	—	(14)	—	—	68	—	—
Technology and communications	24	—	—	—	—	—	—	—	(13)	11	—	—
Industrial	22	—	—	—	—	—	—	—	—	22	—	—
Capital goods	34	—	—	—	—	—	—	—	—	34	—	—
Consumer—cyclical	113	—	—	1	—	—	(3)	13	—	124	—	—
Transportation	43	—	—	—	—	—	(20)	—	—	23	—	—
Other	159	—	1	—	—	—	(7)	—	—	153	—	1

Total U.S. corporate	2,122	—	(1)	104	(41)	—	(91)	24	(101)	2,016	—	(12)

Non-U.S. corporate:
Utilities	295	—	(4)	4	—	—	(5)	30	—	320	—	(3)
Energy	118	—	—	—	—	—	(1)	—	—	117	—	—
Finance and insurance	125	3	(2)	—	—	—	—	—	—	126	3	(2)
Consumer—non-cyclical	73	—	—	—	—	—	—	—	—	73	—	—
Technology and communications	26	—	—	—	—	—	—	—	—	26	—	—
Industrial	48	—	2	25	—	—	—	—	—	75	—	1
Capital goods	95	1	3	—	(12)	—	(36)	—	—	51	—	2
Consumer—cyclical	64	—	7	—	(6)	—	(56)	—	—	9	—	1
Transportation	20	—	—	1	—	—	—	—	—	21	—	—
Other	21	—	—	—	—	—	—	—	—	21	—	—

Total non-U.S. corporate	885	4	6	30	(18)	—	(98)	30	—	839	3	(1)

Residential mortgage-backed	22	—	2	—	—	—	(1)	—	(15)	8	—	—
Commercial mortgage-backed	12	—	—	—	(1)	—	—	—	—	11	—	—
Other asset-backed	94	—	1	12	—	—	(1)	—	(2)	104	—	1

Total fixed maturity securities	3,190	6	11	146	(60)	—	(191)	54	(118)	3,038	5	(9)

Equity securities	34	—	—	1	(5)	—	—	—	—	30	—	—
Limited partnerships	24	(3)	—	—	—	—	—	—	—	21	(3)	—
Other invested assets:
Derivative assets:
Equity index options	6	6	—	5	—	—	(2)	—	—	15	5	—

Total derivative assets	6	6	—	5	—	—	(2)	—	—	15	5	—
Short-term investments	—	—	—	7	—	—	—	—	—	7	—	—

Total other invested assets	6	6	—	12	—	—	(2)	—	—	22	5	—

Total Level 3 assets	$3,254	$9	$11	$159	$(65)	$—	$(193)	$54	$(118)	$3,111	$7	$(9)

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

5
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2022	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2022	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI								Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$82	$2	$(21)	$—	$—	$—	$—	$—	$—	$63	$2	$(21)
Non-U.S. government	2	—	—	2	(1)	—	—	—	—	3	—	—
U.S. corporate:
Utilities	950	—	(165)	35	—	—	(1)	2	(11)	810	—	(165)
Energy	76	—	(15)	—	—	—	(7)	68	—	122	—	(15)
Finance and insurance	685	—	(123)	151	—	—	(3)	—	(56)	654	—	(116)
Consumer—non-cyclical	104	—	(11)	—	—	—	(7)	—	—	86	—	(11)
Technology and communications	29	—	(4)	—	—	—	—	—	—	25	—	(4)
Industrial	37	—	(4)	—	—	—	—	—	—	33	—	(4)
Capital goods	45	—	(7)	—	—	—	—	—	—	38	—	(6)
Consumer—cyclical	137	—	(15)	—	—	—	(3)	—	—	119	—	(15)
Transportation	64	—	(6)	5	—	—	(3)	—	(4)	56	—	(6)
Other	254	—	(23)	—	—	—	(7)	—	(17)	207	—	(22)

Total U.S. corporate	2,381	—	(373)	191	—	—	(31)	70	(88)	2,150	—	(364)

Non-U.S. corporate:
Utilities	345	—	(46)	10	—	—	—	—	—	309	—	(45)
Energy	145	—	(14)	3	—	—	(1)	—	—	133	—	(15)
Finance and insurance	160	2	(30)	—	—	—	—	—	—	132	2	(30)
Consumer—non-cyclical	63	—	(7)	—	—	—	—	11	—	67	—	(7)
Technology and communications	28	—	(2)	—	—	—	—	—	—	26	—	(2)
Industrial	93	—	(10)	—	—	—	—	—	(14)	69	—	(9)
Capital goods	173	—	(15)	—	(10)	—	(33)	—	—	115	—	(15)
Consumer—cyclical	76	—	(14)	—	—	—	—	17	—	79	—	(14)
Transportation	53	—	(3)	—	—	—	(29)	—	—	21	—	(3)
Other	26	—	(4)	—	—	—	—	—	—	22	—	(3)

Total non-U.S. corporate	1,162	2	(145)	13	(10)	—	(63)	28	(14)	973	2	(143)

Residential mortgage-backed	27	—	(3)	13	—	—	(2)	4	(9)	30	—	(2)
Commercial mortgage-backed	16	—	(2)	—	—	—	—	—	—	14	—	(3)
Other asset-backed	138	—	(12)	46	(6)	—	(3)	—	(34)	129	—	(10)

Total fixed maturity securities	3,808	4	(556)	265	(17)	—	(99)	102	(145)	3,362	4	(543)

Equity securities	37	—	—	—	(1)	—	—	—	(1)	35	—	—
Limited partnerships	26	(3)	—	—	—	—	—	—	—	23	(3)	—
Other invested assets:
Derivative assets:
Equity index options	42	(7)	—	8	—	—	(13)	—	—	30	2	—

Total derivative assets	42	(7)	—	8	—	—	(13)	—	—	30	2	—

Total other invested assets	42	(7)	—	8	—	—	(13)	—	—	30	2	—

Total Level 3 assets	$3,913	$(6)	$(556)	$273	$(18)	$—	$(112)	$102	$(146)	$3,450	$3	$(543)

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Total realized and unrealized gains (losses) included in net income:
Net investment income	$3	$2	$6	$4
Net investment gains (losses)	4	(4)	3	(10)

Total	$7	$(2)	$9	$(6)

Total gains (losses) included in net income attributable to assets still held:
Net investment income	$3	$2	$5	$4
Net investment gains (losses)	3	(7)	2	(1)

Total	$6	$(5)	$7	$3

The amount presented for realized and unrealized gains (losses) included in net income for fixed maturity securities primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

5
9

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2023:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$790	Credit spreads	70bps - 267bps	180bps
Energy	Internal models	45	Credit spreads	134bps - 280bps	201bps
Finance and insurance	Internal models	693	Credit spreads	—bps - 343bps	217bps
Consumer—non-cyclical	Internal models	68	Credit spreads	101bps - 280bps	168bps
Technology and communications	Internal models	11	Credit spreads	72bps - 120bps	92bps
Industrial	Internal models	22	Credit spreads	134bps - 235bps	162bps
Capital goods	Internal models	34	Credit spreads	92bps - 204bps	164bps
Consumer—cyclical	Internal models	124	Credit spreads	101bps - 220bps	152bps
Transportation	Internal models	23	Credit spreads	51bps - 191bps	128bps
Other	Internal models	103	Credit spreads	104bps - 151bps	115bps

Total U.S. corporate	Internal models	$1,913	Credit spreads	—bps - 343bps	186bps

Non-U.S. corporate:
Utilities	Internal models	$245	Credit spreads	95bps - 267bps	159bps
Energy	Internal models	110	Credit spreads	109bps - 235bps	167bps
Finance and insurance	Internal models	125	Credit spreads	141bps - 272bps	193bps
Consumer—non-cyclical	Internal models	70	Credit spreads	72bps - 166bps	116bps
Technology and communications	Internal models	26	Credit spreads	109bps - 134bps	119bps
Industrial	Internal models	73	Credit spreads	92bps - 232bps	174bps
Capital goods	Internal models	51	Credit spreads	72bps - 280bps	141bps
Transportation	Internal models	20	Credit spreads	140bps - 195bps	151bps
Other	Internal models	21	Credit spreads	70bps - 179bps	138bps

Total non-U.S. corporate	Internal models	$741	Credit spreads	70bps - 280bps	160bps

Derivative assets:
Equity index options	Discounted cash flows	$15	Equity index volatility	6% - 27%	16%
			Lapse rate	2% - 10%	7%
			Non-performance risk (counterparty credit risk)	42bps - 83bps	69bps
Other assets (2)	Cash flow model	$135	Equity index volatility	14% - 30%	22%

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2023
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$180	$—	$—	$180
Indexed universal life embedded derivatives	15	—	—	15

Total policyholder account balances	195	—	—	195

Derivative liabilities:
Interest rate swaps	472	—	472	—
Foreign currency swaps	1	—	1	—
Forward bond purchase commitments	3	—	—	3

Total derivative liabilities	476	—	473	3

Total liabilities	$671	$—	$473	$198

	December 31, 2022
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$202	$—	$—	$202
Indexed universal life embedded derivatives	15	—	—	15

Total policyholder account balances	217	—	—	217

Derivative liabilities:
Interest rate swaps	522	—	522	—

Total derivative liabilities	522	—	522	—

Total liabilities	$739	$—	$522	$217

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Beginning balance as of April 1, 2023	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2023	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements				Included in net (income)	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$184	$8	$—	$—	$—	$—	$(11)	$—	$(1)	$180	$8	$—
Indexed universal life embedded derivatives	15	(2)	—	—	—	2	—	—	—	15	(2)	—

Total policyholder account balances	199	6	—	—	—	2	(11)	—	(1)	195	6	—

Derivative liabilities:
Forward bond purchase commitments	—	3	—	—	—	—	—	—	—	3	—	—

Total derivative liabilities	—	3	—	—	—	—	—	—	—	3	—	—

Total Level 3 liabilities	$199	$9	$—	$—	$—	$2	$(11)	$—	$(1)	$198	$6	$—

	Beginning balance as of April 1, 2022	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2022	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements				Included in net (income)	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$261	$(11)	$—	$—	$—	$—	$(17)	$—	$—	$233	$(11)	$—
Indexed universal life embedded derivatives	21	(8)	—	—	—	3	—	—	—	16	(8)	—

Total policyholder account balances	282	(19)	—	—	—	3	(17)	—	—	249	(19)	—

Total Level 3 liabilities	$282	$(19)	$—	$—	$—	$3	$(17)	$—	$—	$249	$(19)	$—

6
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2023	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2023	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements				Included in net (income)	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$202	$10	$—	$—	$—	$—	$(30)	$—	$(2)	$180	$10	$—
Indexed universal life embedded derivatives	15	(7)	—	—	—	7	—	—	—	15	(7)	—

Total policyholder account balances	217	3	—	—	—	7	(30)	—	(2)	195	3	—

Derivative liabilities:
Forward bond purchase commitments	—	3	—	—	—	—	—	—	—	3	—	—

Total derivative liabilities	—	3	—	—	—	—	—	—	—	3	—	—

Total Level 3 liabilities	$217	$6	$—	$—	$—	$7	$(30)	$—	$(2)	$198	$3	$—

	Beginning balance as of January 1, 2022	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2022	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements				Included in net (income)	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$294	$(23)	$—	$—	$—	$—	$(37)	$—	$(1)	$233	$(23)	$—
Indexed universal life embedded derivatives	25	(19)	—	—	—	10	—	—	—	16	(19)	—

Total policyholder account balances	319	(42)	—	—	—	10	(37)	—	(1)	249	(42)	—

Total Level 3 liabilities	$319	$(42)	$—	$—	$—	$10	$(37)	$—	$(1)	$249	$(42)	$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	9	(19)	6	(42)

Total	$9	$(19)	$6	$(42)

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	6	(19)	3	(42)

Total	$6	$(19)	$3	$(42)

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
Issuances for fixed indexed annuity and indexed universal life embedded derivative liabilities represent the amount of the premium received that is attributed to the value of the embedded derivative. Settlements of embedded derivatives are characterized as the change in fair value upon exercising the embedded derivative instrument, effectively representing a settlement of the embedded derivative instrument. We have shown these changes in fair value separately based on the classification of this activity as effectively issuing and settling the embedded derivative instrument with all remaining changes in the fair value of these embedded derivative instruments being shown separately in the category labeled “included in net (income)” in the tables presented above.

6
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs
used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2023:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average (1)
Policyholder account balances:
Fixed indexed annuity embedded derivatives	Option budget method	$180	Expected future interest credited	—% - 3%	2%
Indexed universal life embedded derivatives	Option budget method	$15	Expected future interest credited	3% - 13%	5%
Market risk benefits: (2)
			GMWB withdrawal utilization rate	—% - 61%	49%
			Non-performance risk (credit spreads)	42bps - 83bps	69bps
Fixed indexed annuities	Cash flow model	$57	Expected future interest credited	1% - 3%	1%
			Lapse rate	2% - 11%	5%
			GMWB withdrawal utilization rate	61% - 89%	78%
			Non-performance risk (credit spreads)	42bps - 83bps	69bps
Variable annuities	Cash flow model	$572	Equity index volatility	14% - 30%	22%

(1)	Unobservable inputs weighted by the policyholder account balances associated with the instrument.
(2)	Refer to note 13 for additional details related to MRBs.
Certain immaterial classes of instruments classified as Level 3 are excluded from the table above.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	June 30, 2023
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,852	$6,274	$—	$—	$6,274
Bank loan investments		(1)	518	500	—	—	500
Liabilities:
Long-term borrowings		(1)	1,601	1,358	—	1,358	—
Investment contracts		(1)	6,093	6,027	—	—	6,027
Other firm commitments:
Commitments to fund bank loan investments	$153		—	—	—	—	—
Ordinary course of business lending commitments	17		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

	December 31, 2022
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$7,010	$6,345	$—	$—	$6,345
Bank loan investments		(1)	467	474	—	—	474
Liabilities:
Long-term borrowings		(1)	1,611	1,346	—	1,346	—
Investment contracts		(1)	6,794	7,171	—	—	7,171
Other firm commitments:
Commitments to fund bank loan investments	$70		—	—	—	—	—
Ordinary course of business lending commitments	24		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
As of June 30, 2023 and December 31, 2022, we also had $26 million of
real estate owned assets included in other invested assets in our condensed consolidated balance sheets, which are initially recorded at fair value less estimated selling costs (the carrying value) and are subsequently valued at the lower of the carrying value or current fair value less estimated selling costs. As of December 31, 2022, these properties were adjusted to fair value less estimated selling costs, which was less than the carrying value. These amounts represented the fair value as of June 30, 2023 and December 31, 2022. The fair value of the real estate owned assets is classified as Level 2.
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
The following table presents the carrying value of limited partnerships and commitments to fund as of the dates indicated:

	June 30, 2023		December 31, 2022
(Amounts in millions)	Carrying value	Commitments to fund	Carrying value	Commitments to fund
Limited partnerships accounted for at NAV:
Private equity funds (1)	$1,821	$1,166	$1,647	$1,107
Real estate funds (2)	91	70	82	79
Infrastructure funds (3)	70	22	63	29

Total limited partnerships accounted for at NAV	1,982	1,258	1,792	1,215

Limited partnerships accounted for at fair value	21	1	24	1
Limited partnerships accounted for under equity method of accounting	582	140	515	149

Total	$2,585	$1,399	$2,331	$1,365

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

(8) Deferred Acquisition Costs
The following tables present the balances of and changes in deferred acquisition costs as of and for the periods indicated:

	June 30, 2023
(Amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$935	$1,080	$57	$113	$2,185
Costs deferred	1	—	—	—	1
Amortization	(29)	(73)	(6)	(8)	(116)

Balance as of June 30	$907	$1,007	$51	$105	2,070

Enact segment					26

Total deferred acquisition costs					$2,096

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

Amortization expense for our life insurance products was lower during the six months ended June 30, 2023 principally due to lower lapses. See note 2 for a discussion of our DAC amortization policy.
During the fourth quarters of 2022 and 2021, we completed our annual review of assumptions. Changes in assumptions as part of our review in the fourth quarter of 2022 did not have a significant impact on DAC or the amortization rate. As part of our review completed in the fourth quarter of 2021, we updated assumptions in our life insurance products primarily due to higher pre-coronavirus pandemic (“COVID-19”) mortality, which resulted in higher amortization as compared to December 31, 2022.
(9) Intangible Assets
The following table presents our intangible assets as of the dates indicated:

	June 30, 2023		December 31, 2022
(Amounts in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
PVFP	$2,146	$(2,032)	$2,146	$(2,026)
Capitalized software	500	(438)	482	(427)
Deferred sales inducements to contractholders	317	(294)	317	(291)
Other	6	(4)	6	(4)

Total	$2,969	$(2,768)	$2,951	$(2,748)

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization expense
related to PVFP and capitalized software was $8 million and $10 million for the three months ended June 30, 2023 and 2022, respectively, and $17 million and $20 million for the six months ended June 30, 2023 and 2022, respectively. Amortization expense related to deferred sales inducements of $1 million and $2 million for the three months ended June 30, 2023 and 2022, respectively, and $3 million and $4 million for the six months ended June 30, 2023 and 2022, respectively, was included in benefits and other changes in policy reserves.
Present Value of Future Profits
The following
 table presents the balances of and changes in present value of future profits as of and for the periods indicated:

(Amounts in millions)	June 30, 2023	December 31, 2022	December 31, 2021
Beginning balance as of January 1	$120	$134	$154
Costs deferred	—	—	—
Amortization	(6)	(14)	(20)

Ending balance	$114	$120	$134

We test PVFP for recoverability in connection with annual premium deficiency testing. As of June 30, 2023, December 31, 2022 and December 31, 2021, all of our businesses had sufficient future income and therefore the related PVFP was deemed recoverable.
(10) Future Policy Benefits
The following table sets forth our liability for future policy benefits as of the dates indicated:

(Amounts in millions)	June 30, 2023	December 31, 2022
Long-term care insurance	$42,661	$41,457
Life insurance	1,675	1,820
Fixed annuities	11,905	11,923

Total long-duration insurance contracts	56,241	55,200

Deferred profit liability	120	115
Cost of reinsurance	82	92

Total future policy benefits	$56,443	$55,407

6
9

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the balances of and changes in the liability for future policy benefits as of and for the periods indicated:

	June 30, 2023
(Dollar amounts in millions)	Long-term care insurance	Life insurance (1)	Fixed annuities

Present value of expected net premiums:
Beginning balance as of January 1	$19,895	$4,083	$—
Beginning balance, at original discount rate	$19,959	$3,922	$—
Effect of changes in cash flow assumptions	(148)	—	—
Effect of actual variances from expected experience	(79)	45	—

Adjusted beginning balance	19,732	3,967	—
Issuances	1	—	22
Interest accrual	507	110	—
Net premiums collected (2)	(976)	(223)	(22)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	—

Ending balance, at original discount rate	19,264	3,854	—
Effect of changes in discount rate assumptions	13	194	—

Ending balance as of June 30	$19,277	$4,048	$—

Present value of expected future policy benefits:
Beginning balance as of January 1	$61,352	$5,556	$11,923
Beginning balance, at original discount rate	$61,148	$5,374	$10,300
Effect of changes in cash flow assumptions	(165)	—	—
Effect of actual variances from expected experience	(34)	62	(1)

Adjusted beginning balance	60,949	5,436	10,299
Issuances	1	—	17
Interest accrual	1,667	143	334
Benefit payments	(1,782)	(476)	(505)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	(5)	1

Ending balance, at original discount rate	60,835	5,098	10,146
Effect of changes in discount rate assumptions	1,103	192	1,759

Ending balance as of June 30	$61,938	$5,290	$11,905

Net liability for future policy benefits, before flooring adjustments	$42,661	$1,242	$11,905
Flooring adjustments (3)	—	433	—

Net liability for future policy benefits	42,661	1,675	11,905
Less: reinsurance recoverable	7,408	787	9,012

Net liability for future policy benefits, net of reinsurance recoverable	$35,253	$888	$2,893

Weighted-average liability duration (years)	14.3	6.0	11.0

(1)	The components of the life insurance rollforward exclude flooring.
(2)	Net premiums collected represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2022
(Dollar amounts in millions)	Long-term care insurance	Life insurance (1)	Fixed annuities

Present value of expected net premiums:
Beginning balance as of January 1	$25,247	$5,414	$—
Beginning balance, at original discount rate	$20,717	$4,086	$—
Effect of changes in cash flow assumptions	102	—	—
Effect of actual variances from expected experience	82	69	—

Adjusted beginning balance	20,901	4,155	—
Issuances	8	—	50
Interest accrual	1,061	226	—
Net premiums collected (2)	(2,011)	(459)	(50)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	—

Ending balance, at original discount rate	19,959	3,922	—
Effect of changes in discount rate assumptions	(64)	161	—

Ending balance as of December 31	$19,895	$4,083	$—

Present value of expected future policy benefits:
Beginning balance as of January 1	$85,338	$7,157	$17,039
Beginning balance, at original discount rate	$61,146	$5,814	$11,012
Effect of changes in cash flow assumptions	(251)	—	—
Effect of actual variances from expected experience	(31)	106	(24)

Adjusted beginning balance	60,864	5,920	10,988
Issuances	10	—	43
Interest accrual	3,364	304	690
Benefit payments	(3,090)	(851)	(1,072)
Derecognition (lapses and withdrawals)	—	—	—
Reinsurance transactions (3)	—	—	(352)
Other	—	1	3

Ending balance, at original discount rate	61,148	5,374	10,300
Effect of changes in discount rate assumptions	204	182	1,623

Ending balance as of December 31	$61,352	$5,556	$11,923

Net liability for future policy benefits, before flooring adjustments	$41,457	$1,473	$11,923
Flooring adjustments (4)	—	347	—

Net liability for future policy benefits	41,457	1,820	11,923
Less: reinsurance recoverable	7,270	873	8,957

Net liability for future policy benefits, net of reinsurance recoverable	$34,187	$947	$2,966

Weighted-average liability duration (years)	14.5	6.0	10.9

(1)	The components of the life insurance rollforward exclude flooring.
(2)	Net premiums collected represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
(3)	Related to a third-party recapture of certain single premium immediate annuity contracts in 2022.
(4)
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2021
(Dollar amounts in millions)	Long- term care insurance	Life insurance (1)	Fixed annuities

Present value of expected net premiums:
Beginning balance as of January 1	$26,283	$5,451	$—
Beginning balance, at original discount rate	$20,600	$3,916	$—
Effect of changes in cash flow assumptions	1,615	228	—
Effect of actual variances from expected experience	(444)	165	—

Adjusted beginning balance	21,771	4,309	—
Issuances	23	—	47
Interest accrual	1,053	221	—
Net premiums collected (2)	(2,130)	(444)	(47)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	—

Ending balance, at original discount rate	20,717	4,086	—
Effect of changes in discount rate assumptions	4,530	1,328	—

Ending balance as of December 31	$25,247	$5,414	$—

Present value of expected future policy benefits:
Beginning balance as of January 1	$89,645	$7,821	$18,637
Beginning balance, at original discount rate	$59,709	$6,062	$11,358
Effect of changes in cash flow assumptions	1,678	252	27
Effect of actual variances from expected experience	(565)	190	(24)

Adjusted beginning balance	60,822	6,504	11,361
Issuances	23	—	46
Interest accrual	3,309	322	728
Benefit payments	(3,006)	(1,013)	(1,119)
Derecognition (lapses and withdrawals)	—	—	—
Other	(2)	1	(4)

Ending balance, at original discount rate	61,146	5,814	11,012
Effect of changes in discount rate assumptions	24,192	1,343	6,027

Ending balance as of December 31	$85,338	$7,157	$17,039

Net liability for future policy benefits, before flooring adjustments	$60,091	$1,743	$17,039
Flooring adjustments (3)	—	423	—

Net liability for future policy benefits	60,091	2,166	17,039
Less: reinsurance recoverable	10,557	1,040	12,583

Net liability for future policy benefits, net of reinsurance recoverable	$49,534	$1,126	$4,456

Weighted-average liability duration (years)	16.9	7.0	13.6

(1)	The components of the life insurance rollforward exclude flooring.
(2)	Net premiums collected represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We elected to complete a review of our cash flow assumptions for the liability for future policy benefits for our long-term care insurance, life insurance and annuity products in the fourth quarter. However, we will update cash flow assumptions related to the implementation timing and approval amounts of in-force rate actions on a quarterly basis. We also elected to update the net premium ratio quarterly for actual versus expected experience; therefore, during interim reporting periods, we replace forecasted cash flow assumptions with actual cash flows with any difference recorded in net income (loss). The impact from updating the net premium ratio for assumptions and actual versus expected experience is presented in our tabular rollforward disclosures within the line-items labeled “effect of changes in cash flow assumptions” and “effect of actual variances from expected experience,” respectively. The following provides a summary of our reviews.
Long-term care insurance
For the six months ended June 30, 2023, the impact of actual versus expected experience resulted in an increase of $45 million in the liability for future policy benefits largely from lower terminations and higher benefit utilization. This unfavorable actual versus expected experience was partially offset by favorable cash flow assumption updates related to implementation timing and approval amounts of our in-force rate action plan.
In the fourth quarter of 2022, we refined several assumptions, including reducing our lapse assumption in light of favorable experience from our long-term care insurance legal settlement elections and benefit reductions and updating our interest rate assumption to reflect the impact of the higher interest rate environment. The favorable impacts from both the effect of changes in cash flow assumptions and actual versus expected experience were mainly attributable to the inclusion of a second legal settlement. We also evaluated our assumptions regarding expectations of future premium rate increase approvals and benefit reductions and made no significant changes to our 2022 multi-year in-force rate action plan. However, we did increase the value of our assumption for future approvals and benefit reductions based on recent rate increase approval experience, regulatory support and legal settlement results.
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
Life insurance
The impact of actual versus expected experience for the six months ended June 30, 2023 resulted in an increase of $17 million in the liability for future policy benefits. The increase was primarily due to mortality experience in certain level premium period term life insurance blocks.
There were no cash flow assumption changes for our life insurance products in the fourth quarter of 2022. The effect of actual versus expected experience in 2022 resulted in an increase of $37 million in the liability for future policy benefits. The increase was primarily driven by higher mortality from COVID-19 and elevated death claims in a single cohort in 2022.

7
3

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the fourth quarter of 2021, we completed our annual review of cash flow assumptions and recorded an increase to our liability for future policy benefits of $24 million principally due to higher pre-COVID-19 mortality. The effect of actual versus expected experience in 2021 resulted in an increase of $25 million to our liability for future policy benefits primarily from higher mortality due to COVID-19.
Fixed annuities
The impact of actual versus expected experience for the year ended December 31, 2022 resulted in a decrease of $24 million in the liability for future policy benefits due principally to higher mortality. Due to emerging experience on our structured settlements, we revised the mortality assumption to reflect lower mortality rates, resulting in an increase of $27 million, partially offset by a favorable actual to expected experience adjustment of $24 million in 2021.
The following table provides the weighted-average interest rates for the liability for future policy benefits as of the dates indicated:

	June 30, 2023	December 31, 2022	December 31, 2021
Long-term care insurance
Interest accretion rate	5.8%	5.8%	5.8%
Current discount rate	5.2%	5.4%	2.8%
Life insurance
Interest accretion rate	5.8%	5.8%	5.8%
Current discount rate	5.1%	5.2%	2.4%
Fixed annuities
Interest accretion rate	6.7%	6.7%	6.7%
Current discount rate	5.2%	5.3%	2.8%
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the amount of undiscounted and discounted expected future gross premiums and expected future benefit payments as of the dates indicated:

	June 30, 2023		December 31, 2022		December 31, 2021
(Amounts in millions)	Undiscounted	Discounted	Undiscounted	Discounted	Undiscounted	Discounted
Long-term care insurance
Expected future gross premiums	$40,968	$27,693	$42,329	$28,278	$45,334	$36,642
Expected future benefit payments	128,048	61,938	130,315	61,352	133,974	85,338
Life insurance
Expected future gross premiums	11,158	6,411	11,541	6,559	12,266	8,853
Expected future benefit payments	7,516	5,290	7,924	5,556	8,652	7,157
Fixed annuities
Expected future gross premiums	—	—	—	—	—	—
Expected future benefit payments	24,453	11,905	24,924	11,923	26,473	17,039
During the six months ended June 30, 2023 and the year ended December 31, 2022, we recorded a charge of $5 million and $16 million, respectively, to net income due to net premiums exceeding gross premiums for our life insurance products primarily due to higher claim severity.
During the year ended December 31, 2021, we recorded a charge of $8 million to net income due to net premiums exceeding gross premiums for our life insurance products principally from higher claim frequency due to elevated mortality attributable to COVID-19.
The following table sets forth the amount of revenue and interest expense recognized in net income related to our liability for future policy benefits for the periods indicated:

	Three months ended June 30, 2023		Three months ended June 30, 2022		Six months ended June 30, 2023		Six months ended June 30, 2022		Years ended December 31,
									2022		2021
(Amounts in millions)	Gross premiums	Interest expense (1)	Gross premiums	Interest expense (1)	Gross premiums	Interest expense (1)	Gross premiums	Interest expense (1)	Gross premiums	Interest expense (1)	Gross premiums	Interest expense (1)
Long-term care insurance	$671	$582	$681	$573	$1,346	$1,160	$1,352	$1,145	$2,769	$2,303	$2,847	$2,256
Life insurance	174	16	185	19	353	33	372	41	725	78	759	101
Fixed annuities	—	166	—	172	—	334	—	350	—	690	—	728

Total	$845	$764	$866	$764	$1,699	$1,527	$1,724	$1,536	$3,494	$3,071	$3,606	$3,085

(1)
Amounts for interest accretion, labeled “interest expense” in the table above, are included in benefits and other changes in policy reserves in the condensed consolidated statements of income for the three and six months ended June 30, 2023 and 2022 and in the consolidated statements of income for the years ended December 31, 2022 and 2021.

7
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) Policyholder Account Balances
The following table sets forth our liabilities for policyholder account balances as of the dates indicated:

(Amounts in millions)	June 30, 2023	December 31, 2022
Life insurance	$7,595	$7,694
Fixed annuities	4,922	5,477
Variable annuities	567	610

Total investment contracts	13,084	13,781
Fixed indexed annuity embedded derivatives (1)	180	202
Indexed universal life embedded derivatives (1)	15	15
Additional insurance liabilities (2)	2,638	2,566
Other	5	—

Total policyholder account balances	$15,922	$16,564

(1)	See note 6 for additional information.
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

7
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the balances of and changes in policyholder account balances as of and for the periods indicated:

	June 30, 2023
(Dollar amounts in millions)	Life insurance	Fixed annuities	Variable annuities
Beginning balance as of January 1	$7,694	$5,477	$610
Issuances	—	—	—
Premiums received	264	13	7
Policy charges	(311)	(3)	(2)
Surrenders and withdrawals	(143)	(482)	(38)
Benefit payments	(103)	(198)	(41)
Net transfers from (to) separate accounts	—	—	1
Interest credited	194	82	2
Other	—	33	28

Ending balance as of June 30	$7,595	$4,922	$567

Weighted-average crediting rate	3.9%	2.6%	3.3%
Net amount at risk (1)	$43,344	$23	$531
Cash surrender value	$4,284	$3,916	$567

(1)
The net amount at risk presented for fixed and variable annuity products contains both general and separate accounts, including amounts related to annuitization and other insurance benefits classified as MRBs.

	December 31, 2022
(Dollar amounts in millions)	Life insurance	Fixed annuities	Variable annuities
Beginning balance as of January 1	$7,835	$6,595	$652
Issuances	—	—	—
Premiums received	518	23	21
Policy charges	(632)	(6)	(8)
Surrenders and withdrawals	(177)	(908)	(48)
Benefit payments	(210)	(475)	(69)
Net transfers from (to) separate accounts	—	—	11
Interest credited	381	173	4
Other	(21)	75	47

Ending balance as of December 31	$7,694	$5,477	$610

Weighted-average crediting rate	3.9%	2.4%	3.3%
Net amount at risk (1)	$44,113	$21	$661
Cash surrender value	$4,415	$4,449	$610

(1)
The net amount at risk presented for fixed and variable annuity products contains both general and separate accounts, including amounts related to annuitization and other insurance benefits classified as MRBs.

7
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2021
(Dollar amounts in millions)	Life insurance	Fixed annuities	Variable annuities
Beginning balance as of January 1	$8,105	$7,892	$689
Issuances	—	—	—
Premiums received	558	36	24
Policy charges	(644)	(7)	(8)
Surrenders and withdrawals	(298)	(1,153)	(43)
Benefit payments	(233)	(508)	(58)
Net transfers from (to) separate accounts	—	—	5
Interest credited	365	199	5
Other	(18)	136	38

Ending balance as of December 31	$7,835	$6,595	$652

Weighted-average crediting rate	3.9%	2.3%	3.2%
Net amount at risk (1)	$46,613	$98	$648
Cash surrender value	$4,411	$5,471	$652

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

The following tables represent policyholder account balances by range of guaranteed minimum crediting rate and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums as of the dates indicated:

	June 30, 2023
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)

Less than 2.00%	$618	$92	$5	$—	$715
2.00%–2.99%	1,038	2	—	—	1,040
3.00%–3.99%	1,826	728	1,177	5	3,736
4.00% and greater	2,557	16	4	—	2,577

Total	$6,039	$838	$1,186	$5	$8,068

(1)	Excludes investment contracts of approximately $5,016 million that have a market component to their crediting strategy.

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
(12) Additional Insurance Liabilities
The following table presents the balances of and changes in additional liabilities related to death or other insurance benefits that are included within policyholder account balances related to universal and term universal life insurance products as of and for the periods indicated:

(Dollar amounts in millions)	June 30, 2023	December 31, 2022	December 31, 2021
Beginning balance as of January 1	$2,566	$2,656	$2,524
Beginning balance before shadow accounting adjustments	2,634	2,523	2,341
Effect of changes in cash flow assumptions	—	(37)	85
Effect of actual variances from expected experience	8	33	(4)

Adjusted beginning balance	2,642	2,519	2,422
Issuances	—	—	—
Interest accrual	44	85	84
Assessments collected	123	245	274
Benefit payments	(109)	(215)	(300)
Derecognition (lapses and withdrawals)	—	—	—
Other (flooring adjustment)	—	—	43

Ending balance before shadow accounting adjustments	2,700	2,634	2,523
Effect of shadow accounting adjustments	(62)	(68)	133

Ending balance	2,638	2,566	2,656
Less: reinsurance recoverable	375	377	407

Additional insurance liabilities, net of reinsurance recoverable	$2,263	$2,189	$2,249

Weighted-average liability duration (years)	20.2	20.8	22.6
The effect of updating the benefit ratio for actual versus expected experience for the six months ended June 30, 2023 and the year ended December 31, 2022 increased our additional insurance liabilities by $8 million and $33 million, respectively. The increases in both periods were primarily due to higher than expected mortality experience.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In

the fourth quarter of 2022, as part of our annual review of assumptions, we decreased our additional insurance liabilities by $
37
million in our universal and term universal life insurance products primarily related to higher interest rates. In the fourth quarter of 2021, as part of our annual review of assumptions, we increased our additional insurance liabilities by $
85
million in our term universal and universal life insurance products primarily driven by higher pre-COVID-19 mortality.
The following table provides the weighted-average interest rates for our additional insurance liabilities as of the dates indicated:

	June 30, 2023	December 31, 2022	December 31, 2021
Interest accretion rate (1)	3.3%	3.3%	3.2%
Projected crediting rate (2)	3.8%	3.8%	3.6%

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

The following table sets forth the amount of revenue and interest expense recognized in net income related to additional insurance liabilities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,		Years ended December 31,
(Amounts in millions)	2023	2022	2023	2022	2022	2021
Gross assessments	$136	$144	$272	$291	$559	$592
Interest expense (1)	$22	$21	$44	$41	$85	$84

(1)	Amounts for interest accretion, labeled “interest expense” in the table above, are included in benefits and other changes in policy reserves in the condensed consolidated statements of income.
(13) Market Risk Benefits
The following table sets forth our market risk benefits by asset and liability position as of the dates indicated:

	June 30, 2023			December 31, 2022
(Amounts in millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Fixed indexed annuities	$—	$57	$57	$—	$52	$52
Variable annuities	37	609	572	26	696	670

Total market risk benefits	$37	$666	$629	$26	$748	$722

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the balances of and changes in market risk benefits as of and for the periods indicated:

	June 30, 2023
(Dollar amounts in millions)	Fixed indexed annuities	Variable annuities	Reinsurance recoverable (1)

Beginning balance as of January 1	$52	$670	$158
Beginning balance before effect of changes in instrument-specific credit risk	$50	$660	$158
Issuances	—	—	—
Interest accrual	1	18	4
Attributed fees collected	3	19	5
Benefit payments	—	(18)	(8)
Effect of changes in interest rates	3	(7)	(4)
Effect of changes in equity markets	(1)	(113)	(23)
Actual policyholder behavior different from expected behavior	(1)	4	3
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	—	—	—

Ending balance before effect of changes in instrument-specific credit risk	55	563	135
Effect of changes in instrument-specific credit risk	2	9	—

Ending balance as of June 30	57	572	$135

Less: reinsurance recoverable	—	135

Market risk benefits, net of reinsurance recoverable	$57	$437

Weighted-average attained age of contractholders	72	76
Net amount at risk (2)

(1)	Represents the net reinsured asset related to our variable annuity MRBs.
(2)	See note 11 for additional information on the net amount at risk.

8
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2022
(Dollar amounts in millions)	Fixed indexed annuities	Variable annuities	Reinsurance recoverable (1)
Beginning balance as of January 1	$94	$855	$193
Beginning balance before effect of changes in instrument-specific credit risk	$90	$840	$193
Issuances	—	6	—
Interest accrual	1	18	4
Attributed fees collected	5	42	9
Benefit payments	—	(28)	(16)
Effect of changes in interest rates	(51)	(513)	(74)
Effect of changes in equity markets	5	286	39
Actual policyholder behavior different from expected behavior	(2)	8	3
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	—	—	—
Other	2	1	—

Ending balance before effect of changes in instrument-specific credit risk	50	660	158
Effect of changes in instrument-specific credit risk	2	10	—

Ending balance as of December 31	52	670	$158

Less: reinsurance recoverable	—	158

Market risk benefits, net of reinsurance recoverable	$52	$512

Weighted-average attained age of contractholders	72	76
Net amount at risk (2)

(1)	Represents the net reinsured asset related to our variable annuity MRBs.
(2)	See note 11 for additional information on the net amount at risk.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2021
(Dollar amounts in millions)	Fixed indexed annuities	Variable annuities	Reinsurance recoverable (1)
Beginning balance as of January 1	$115	$1,173	$244
Beginning balance before effect of changes in instrument-specific credit risk	$110	$1,154	$244
Issuances	—	3	—
Interest accrual	—	4	1
Attributed fees collected	6	48	11
Benefit payments	—	(23)	(13)
Effect of changes in interest rates	(10)	(115)	(21)
Effect of changes in equity markets	(7)	(267)	(42)
Actual policyholder behavior different from expected behavior	(7)	36	13
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	—	—	—
Other	(2)	—	—

Ending balance before effect of changes in instrument-specific credit risk	90	840	193
Effect of changes in instrument-specific credit risk	4	15	—

Ending balance as of December 31	94	855	$193

Less: reinsurance recoverable	—	193

Market risk benefits, net of reinsurance recoverable	$94	$662

Weighted-average attained age of contractholders	71	75
Net amount at risk (2)

(1)	Represents the net reinsured asset related to our variable annuity MRBs.
(2)	See note 11 for additional information on the net amount at risk.
During the year ended December 31, 2022, risk-free interest rates increased, resulting in a decrease in the net MRB liability of our fixed indexed and variable annuity products. In our variable annuity products, this was partially offset by unfavorable equity market performance, which increased our net MRB liability.
During the year ended December 31, 2021, equity market performance was favorable and risk-free interest rates increased, resulting in a decrease in our net MRB liability of our fixed indexed and variable annuity products.

8
3

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) Separate Accounts
The following table presents the balances of and changes in separate account liabilities related to variable annuity and variable universal life insurance products as of and for the periods indicated:

(Amounts in millions)	June 30, 2023	December 31, 2022	December 31, 2021
Beginning balance as of January 1	$4,417	$6,066	$6,081
Premiums and deposits	20	48	47
Policy charges	(53)	(115)	(136)
Surrenders and withdrawals	(177)	(352)	(506)
Benefit payments	(114)	(226)	(266)
Investment performance	442	(991)	852
Net transfers to general account	(1)	(11)	(5)
Other charges	(1)	(2)	(1)

Ending balance	$4,533	$4,417	$6,066

Cash surrender value (1)	$4,531	$4,414	$6,065

(1)	Cash surrender value represents the amount of the contractholders’ account balances that was distributable as of June 30, 2023, December 31, 2022 and December 31, 2021 less certain surrender charges.
Separate Account Assets
The following table presents the aggregate fair value of assets, by major investment asset category, supporting separate accounts as of the dates indicated:

(Amounts in millions)	June 30, 2023	December 31, 2022
Equity funds	$1,986	$1,866
Balanced funds	1,976	1,962
Bond funds	329	332
Money market funds	242	257

Total	$4,533	$4,417

(15) Liability for Policy and Contract Claims
The following table presents the balances of our liability for policy and contract claims as of the dates indicated:

(Amounts in millions)	June 30, 2023	December 31, 2022
Enact segment	$490	$519
Life and Annuities segment (1)	131	158
Other mortgage insurance business	7	6

Total liability for policy and contract claims	$628	$683

(1)	Primarily includes balances related to our universal and term universal life insurance products.

8
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth changes in our liability for policy and contract claims as of and for the periods indicated:

	Six months ended June 30,
(Amounts in millions)	2023	2022
Beginning balance as of January 1	$683	$819
Less reinsurance recoverables	(23)	(26)

Net beginning balance	660	793

Incurred related to insured events of:
Current year	417	415
Prior years	(120)	(136)

Total incurred	297	279

Paid related to insured events of:
Current year	(257)	(277)
Prior years	(90)	(97)

Total paid	(347)	(374)

Foreign currency translation	1	—

Net ending balance	611	698
Add reinsurance recoverables	17	35

Ending balance as of June 30	$628	$733

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
The favorable development related to insured events of prior years for the six months ended June 30, 2023 was predominantly associated with $133 million of reserve releases in our Enact segment primarily related to favorable cure performance on delinquencies from 2021 and earlier, including those related to COVID-19. A portion of the reserve releases was also related to delinquencies from the first half of 2022, as uncertainty in the economic environment has not negatively impacted cure performance as expected. The favorable development related to insured events of prior years for the six months ended June 30, 2022 was largely attributable to $146 million of favorable reserve adjustments in our Enact segment, primarily related to COVID-19 delinquencies in 2020 curing at levels above original reserve expectations.

8
5

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16) Income Taxes
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase in rate resulting from:
Tax on income from terminated swaps	3.4	2.4	3.6	2.2
Other, net	0.5	0.4	1.0	0.5

Effective rate	24.9%	23.8%	25.6%	23.7%

The effective tax rate for the three and six months ended June 30, 2023 and 2022 was above the statutory U.S. federal income tax rate of 21% largely due to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35
% as they are amortized into net investment income.
U.S. GAAP generally requires an annualized effective tax rate to be used for interim reporting periods, utilizing projections of full year results. However, in certain circumstances it is appropriate to record the actual effective tax rate for the period if a reliable full year estimate cannot be made. For the three and six months ended June 30, 2023, we utilized the actual effective tax rate for the interim periods to record the provision for income taxes for our Long-Term Care Insurance and Life and Annuities segments and the annualized projected effective tax rate for our Enact segment and Corporate and Other. For the three and six months ended June 30, 2022, we utilized the effective tax rate for the year ended December 31, 2022 in determining the re-presented provision for income taxes.
(17) Segment Information
We have the following three operating segments: Enact; Long-Term Care Insurance; and Life and Annuities. The products in the Life and Annuities segment include traditional and non-traditional life insurance (term, universal and term universal life insurance as well as corporate-owned life insurance and funding agreements), fixed annuities and variable annuities (which include variable life insurance), none of which are actively marketed or sold. In addition to our three operating segments, we also have Corporate and Other, which includes debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are reported outside of our operating segments, such as certain international businesses and discontinued operations. Corporate and Other also includes start-up results related to fee-based services, care support and advice, clinical assessments and consulting offered by CareScout to advance our senior care growth initiatives.
We tax our businesses at the U.S. corporate federal income tax rate of 21
%. Each segment is then adjusted to reflect the unique tax attributes of that segment, such as permanent differences between U.S. GAAP and tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other.

8
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The annually-determined tax rates and adjustments to each segment’s provision for income taxes are estimates which are subject to review and could change from year to year. U.S. GAAP generally requires an annualized effective tax rate to be used for interim reporting periods, utilizing projections of full year results. However, in certain circumstances it is appropriate to record the actual effective tax rate for the period if a reliable full year estimate cannot be made. See note 16 for a discussion of the effective tax rates used for our segments and Corporate and Other for the three and six months ended June 30, 2023 and 2022.
We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income and assets. Our President and Chief Executive Officer (Principal Executive Officer), who serves as our chief operating decision maker, evaluates segment performance and allocates resources on the basis of “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders.” We define adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding the after-tax effects of income (loss) from continuing operations attributable to noncontrolling interests, net investment gains (losses), changes in fair value of market risk benefits and associated hedges, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, restructuring costs and infrequent or unusual non-operating items. A component of our net investment gains (losses) is the result of estimated future credit losses, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. We exclude net investment gains (losses), changes in fair value of market risk benefits and associated hedges, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, restructuring costs and infrequent or unusual non-operating items from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating performance.
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
Adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to adjusted operating income (loss) assume a 21% tax rate and are net of the portion attributable to noncontrolling interests. Changes in fair value of market risk benefits and associated hedges are adjusted to exclude changes in reserves, attributed fees and benefit payments.

8
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of revenues for our segments and Corporate and Other for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Revenues:
Enact segment	$277	$273	$558	$543
Long-Term Care Insurance segment	1,143	1,108	2,241	2,203
Life and Annuities segment:
Life insurance	350	359	708	740
Fixed annuities	84	93	169	208
Variable annuities	35	37	71	77

Life and Annuities segment	469	489	948	1,025

Corporate and Other	3	17	(1)	9

Total revenues	$1,892	$1,887	$3,746	$3,780

8
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Net income available to Genworth Financial, Inc.’s common stockholders	$137	$159	$259	$399
Add: net income from continuing operations attributable to noncontrolling interests	31	38	63	68
Add: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—

Net income	168	197	322	467
Less: income (loss) from discontinued operations, net of taxes	2	(1)	2	(3)

Income from continuing operations	166	198	320	470
Less: net income from continuing operations attributable to noncontrolling interests	31	38	63	68

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	135	160	257	402
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(41)	(19)	(30)	(61)
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	(23)	8	(9)	(46)
(Gains) losses on early extinguishment of debt (3)	—	1	(1)	4
Expenses related to restructuring	1	1	4	1
Taxes on adjustments	13	2	8	22

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$85	$153	$229	$322

(1)	For the three and six months ended June 30, 2023, net investment (gains) losses were adjusted for the portion of net investment losses attributable to noncontrolling interests of $2 million.
(2)
For the three months ended June 30, 2023 and 2022, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(4) million and $(12) million, respectively. For the six months ended June 30, 2023 and 2022, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(7) million and $(25) million, respectively.

(3)
During the six months ended June 30, 2023, we repurchased $11 million principal amount of Genworth Holdings’ senior notes due in June 2034 for a pre-tax gain of $1 million. During the three and six months ended June 30, 2022, we repurchased $48 million and $130 million, respectively, principal amount of Genworth Holdings’ senior notes due in February 2024 for a pre-tax loss of $1 million and $4 million, respectively.

8
9

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$146	$167	$289	$302
Long-Term Care Insurance segment	(43)	17	(20)	90
Life and Annuities segment:
Life insurance	(17)	(37)	(44)	(84)
Fixed annuities	10	20	24	33
Variable annuities	9	2	18	6

Life and Annuities segment	2	(15)	(2)	(45)

Corporate and Other	(20)	(16)	(38)	(25)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$85	$153	$229	$322

There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.
The following is a summary of total assets for our segments and Corporate and Other as of the dates indicated:

(Amounts in millions)	June 30, 2023	December 31, 2022
Assets:
Enact segment	$5,922	$5,712
Long-Term Care Insurance segment	45,194	44,156
Life and Annuities segment	37,168	37,975
Corporate and Other	1,560	1,871

Total assets	$89,844	$89,714

(18) Commitments and Contingencies
(a) Litigation and Regulatory Matters
We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, product administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance subsidiaries, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of the Real Estate Settlement and Procedures Act of 1974 or related state anti-

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

inducement laws, and mortgage insurance policy rescissions and curtailments, and breaching fiduciary or other duties to customers, including but not limited to breach of customer information. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships, including claims under the Employee Retirement Income Security Act of 1974, post-closing obligations associated with previous dispositions and securities lawsuits. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations.
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

9
1

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
In January 2021, GLAIC was named as a defendant in a putative class action lawsuit pending in the United States District Court for the District of Oregon captioned
Patsy H. McMillan, individually and on behalf of all
others similarly situated, v. Genworth Life and Annuity Insurance Company
. Plaintiff seeks to represent life insurance policyholders, alleging that GLAIC impermissibly calculated cost of insurance rates to be higher than permitted by her policy. The complaint asserts claims for breach of contract, conversion, and declaratory and injunctive relief, and seeks damages in excess of $
5 million. On February 10, 2023, the parties reached an agreement in principle to settle the action for an immaterial amount. On April 14, 2023, the action was dismissed on stipulation.

9
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On August 11, 2021, GLIC and Genworth Life Insurance Company of New York received a request for pre-suit mediation related to a potential class action lawsuit that may be brought by five long-term care insurance policyholders, seeking to represent a nationwide class alleging that the defendants made misleading and inadequate disclosures regarding premium increases for long-term care insurance policies. The draft complaint asserts claims for breach of contract, conversion, and declaratory and injunctive relief, and seeks damages in excess of $5 million. Genworth participated in pre-suit mediation in November 2021 and January 2022. On January 15, 2022, the parties reached an agreement in principle to settle the dispute on a nationwide basis, subject to the negotiation and execution of a final settlement agreement, and Court approval thereof. On January 28, 2022, the complaint was filed in the United States District Court for the Eastern District of Virginia captioned
Fred Haney, Marsha Merrill, Sylvia Swanson, and Alan Wooten, individually, and on behalf of all others similarly situated v. Genworth Life Insurance Company and Genworth Life Insurance Company of New York
. The parties executed a settlement agreement consistent with the agreement in principle signed on January 15, 2022. On May 2, 2022, the Court preliminarily approved the settlement. The final approval hearing commenced on November 17, 2022 and the Court entered judgment finally approving the settlement on February 15, 2023. Pursuant to its terms, the settlement became final on March 27, 2023. We began implementation of the settlement in the second quarter of 2023 and expect an overall net favorable economic impact to our long-term care insurance business from the settlement of this case.
On August 1, 2022, a putative class action was filed in the United States District Court for the Eastern District of Virginia by two former Genworth employees against Genworth Financial, its Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Retirement and Savings Plan (“Savings Plan”). Plaintiffs purport to act on behalf of the Savings Plan and all similarly simulated participants and beneficiaries of the Savings Plan. The complaint asserts that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 by imprudently offering and inadequately monitoring a suite of BlackRock Target Date Funds as a retirement investment option for Genworth employees. Plaintiffs seek declaratory and injunctive relief, monetary damages, and attorney’s fees. By stipulation entered September 6, 2022, the complaint was dismissed, without prejudice, against the Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Savings Plan. On October 17, 2022, we moved to dismiss the complaint against the sole remaining defendant, Genworth Financial. Plaintiffs filed opposition papers on November 10, 2022, and we filed our reply papers on November 16, 2022. By order dated January 20, 2023, the Court granted plaintiffs’ motion to serve an amended complaint, rendering our initial motion to dismiss moot. On January 20, 2023, plaintiffs filed an amended complaint, and on February 2, 2023, we filed a motion to dismiss the amended complaint. On March 16, 2023, the Court directed plaintiffs to file a second amended complaint and denied as moot our motion to dismiss the amended complaint. Plaintiffs filed the second amended complaint on April 17, 2023. On May 15, 2023, we answered and moved to dismiss the second amended complaint. That motion is now fully briefed and awaiting decision. We intend to continue to vigorously defend this action.
On December 16, 2022, Blue Cross Blue Shield of Nebraska (“BCBSNE”) served an arbitration demand on GLIC in relation to BCBSNE’s stated intent to recapture a block of long-term care insurance policies for which the risk was partly ceded to GLIC. In its arbitration demand, BCBSNE alleges that GLIC breached the governing reinsurance agreement by refusing to agree to transfer assets equal to the fair value of the liabilities being recaptured. BCBSNE asserts it has satisfied all of its obligations under the reinsurance agreement and is seeking to recapture the ceded block of reinsurance. BCBSNE seeks damages equal to the fair value of the recaptured liabilities, plus interest and other damages, including attorneys’ fees and costs. The arbitration panel has been appointed and an organizational meeting is scheduled for August 30, 2023. We intend to vigorously defend this arbitration proceeding.

9
3

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2023, Genworth Financial was named as a defendant in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
Delilah King, individually, and on behalf of all others similarly situated v. Genworth Financial, Inc
.
The action relates to the data security events involving the MOVEit file transfer system (“MOVEit Cybersecurity Incident”), which PBI Research Services (“PBI”), a third-party vendor, uses in the performance of its services. Our life insurance companies use PBI to, among other things, satisfy applicable regulatory obligations to search various databases to identify the deaths of insured persons under life insurance policies, and to identify the deaths of long-term care insurance and annuity policies which can impact premium payment obligations and benefit eligibility. Plaintiff seeks to represent a class of Genworth long-term care insurance policyholders and agents whose data was accessed or potentially accessed by the MOVEit Cybersecurity Incident, alleging that Genworth breached its purported duty to safeguard their sensitive data from cybercriminals. The complaint asserts claims for negligence, negligence per se, invasion of privacy, unjust enrichment, and violations of the Virginia Personal Information Breach Notification Act and the Virginia Consumer Protection Act, and it seeks declaratory and injunctive relief, compensatory and punitive damages, restitution, attorneys’ fees and costs. We intend to vigorously defend this action.
In July 2023, Genworth Financial was named as a defendant in a putative class action lawsuit pending in the United States District Court for the District of Massachusetts captioned
Robert Anastasio, individually and on behalf of all others similarly situated
v. Progress Software Corporation, Pension Benefit Information, LLC d/b/a PBI Research Services, and Genworth Financial, Inc
. This action also relates to the MOVEit Cybersecurity Incident. Plaintiff seeks to represent, among other groups, a subclass of persons whose Genworth data was accessed by the MOVEit Cybersecurity Incident, alleging, inter alia, that Genworth breached its purported duty to safeguard their sensitive data from cybercriminals. The complaint asserts claims against Genworth for negligence, negligence per se, breach of contract and unjust enrichment, and it seeks declaratory and injunctive relief, compensatory and punitive damages, restitution, attorneys’ fees and costs. We intend to vigorously defend this action.
In August 2023, GLIC was named as a defendant in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
Patrice Hauser, on behalf of herself and all others similarly situated v. Genworth Life Insurance Company
. This action also relates to the MOVEit Cybersecurity Incident. Plaintiff seeks to represent a nationwide class and a Florida subclass of persons whose Genworth data was accessed by the MOVEit Cybersecurity Incident, alleging, inter alia, that Genworth breached its purported duty to safeguard their sensitive data from cybercriminals. The complaint asserts claims for negligence, negligence per se, breach of implied contract, violation of the Florida Deceptive and Unfair Trade Practices Act, and unjust enrichment, and it seeks compensatory and punitive damages, attorneys’ fees, costs, and injunctive and declaratory relief. We intend to vigorously defend this action.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(b) Commitments
As of June 30, 2023, we were committed to fund $1,399 million in limited partnership investments, $153 million of bank loan investments and $17 million in private placement investments. We were not committed to fund any commercial mortgage loan investments as of June 30, 2023.
(19) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2023	$(2,500)	$1,274	$(1,628)	$(9)	$10	$(2,853)
OCI before reclassifications	(584)	(83)	664	—	4	1
Amounts reclassified from (to) OCI	23	(37)	—	—	—	(14)

Current period OCI	(561)	(120)	664	—	4	(13)
Balances as of June 30, 2023 before noncontrolling interests	(3,061)	1,154	(964)	(9)	14	(2,866)

Less: change in OCI attributable to noncontrolling interests	(5)	—	—	—	—	(5)

Balances as of June 30, 2023	$(3,056)	$1,154	$(964)	$(9)	$14	$(2,861)

(1)	See note 6 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2022	$2,151	$1,789	$(8,447)	$(13)	$(29)	$(4,549)
OCI before reclassifications	(3,701)	(307)	5,280	1	(7)	1,266
Amounts reclassified from (to) OCI	4	(37)	—	—	—	(33)

Current period OCI	(3,697)	(344)	5,280	1	(7)	1,233
Balances as of June 30, 2022 before noncontrolling interests	(1,546)	1,445	(3,167)	(12)	(36)	(3,316)

Less: change in OCI attributable to noncontrolling interests	(28)	—	—	—	—	(28)

Balances as of June 30, 2022	$(1,518)	$1,445	$(3,167)	$(12)	$(36)	$(3,288)

(1)	See note 6 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2023	$(3,407)	$1,200	$(403)	$(10)	$6	$(2,614)
OCI before reclassifications	322	31	(561)	1	8	(199)
Amounts reclassified from (to) OCI	36	(77)	—	—	—	(41)

Current period OCI	358	(46)	(561)	1	8	(240)
Balances as of June 30, 2023 before noncontrolling interests	(3,049)	1,154	(964)	(9)	14	(2,854)

Less: change in OCI attributable to noncontrolling interests	7	—	—	—	—	7

Balances as of June 30, 2023	$(3,056)	$1,154	$(964)	$(9)	$14	$(2,861)

(1)	See note 6 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2022	$6,077	$2,025	$(13,918)	$(15)	$(24)	$(5,855)
OCI before reclassifications	(7,674)	(506)	10,751	3	(12)	2,562
Amounts reclassified from (to) OCI	10	(74)	—	—	—	(64)

Current period OCI	(7,664)	(580)	10,751	3	(12)	2,498
Balances as of June 30, 2022 before noncontrolling interests	(1,587)	1,445	(3,167)	(12)	(36)	(3,357)

Less: change in OCI attributable to noncontrolling interests	(69)	—	—	—	—	(69)

Balances as of June 30, 2022	$(1,518)	$1,445	$(3,167)	$(12)	$(36)	$(3,288)

(1)	See note 6 for additional information.
As of June 30, 2023 and 2022, the balances of the change in the discount rate used to measure future policy benefits were net of taxes of $255 million and $855 million, respectively, and the balances of the change in instrument-specific credit risk of MRBs were net of taxes of $2 million and $3 million, respectively. The foreign currency translation and other adjustments balances in the charts above included $34 million and $(4) million, respectively, net of taxes of $(9) million and $1 million, respectively, related to a net unrecognized postretirement
benefit obligation as of June
30
,
2023
and
2022
. The balance also included taxes of $
1
million and $
2
million, respectively, related to foreign currency translation adjustments as of June
30
,
2023
and
2022
.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows reclassifications from accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the condensed consolidated statements of income
	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments	$30	$4	$46	$12	Net investment (gains) losses
Income taxes	(7)	—	(10)	(2)	Provision for income taxes

Total	$23	$4	$36	$10

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(55)	$(57)	$(109)	$(112)	Net investment income
Interest rate swaps hedging assets	(3)	—	(8)	(2)	Net investment (gains) losses
Interest rate swaps hedging liabilities	—	1	1	2	Interest expense
Interest rate swaps hedging liabilities	—	—	(1)	—	Net investment (gains) losses
Foreign currency swaps	—	—	—	(1)	Net investment income
Foreign currency swaps	—	—	(2)	—	Net investment (gains) losses
Income taxes	21	19	42	39	Provision for income taxes

Total	$(37)	$(37)	$(77)	$(74)

9
8

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
Cautionary note regarding forward-looking statements
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to potential dividends or share repurchases; future return of capital by Enact Holdings, Inc. (“Enact Holdings”), including share repurchases, and quarterly and special dividends; the cumulative amount of rate action benefits required for our long-term care insurance business to achieve economic break-even status; future financial performance and condition of our businesses; liquidity and future strategic investments, including new senior care services and products; future business and financial performance of CareScout LLC (“CareScout”); as well as statements we make regarding the potential of a recession.
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

•	the impact on holding company liquidity caused by an inability to receive dividends or any other returns of capital from Enact Holdings, and limited sources of capital and financing;

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

•	changes in economic, market and political conditions including as a result of high inflation, supply chain disruptions, labor shortages, displacements related to the coronavirus pandemic (“COVID-19”)

and elevated interest rates, including actions taken by the U.S. Federal Reserve to increase interest rates to combat inflation and slow economic growth, which could heighten the risk of a future recession; unanticipated financial events such as closures and disruptions experienced by the banking sector, which could lead to market-wide liquidity problems and other significant market disruption resulting in losses, defaults or credit rating downgrades of other financial institutions; deterioration in economic conditions, a recession or a decline in home prices, all of which could be driven by many potential factors, including inflation, may adversely affect Enact Holdings’ loss experience and/or business levels; political and economic instability or changes in government policies, and fluctuations in international securities markets;

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

•
our inability to achieve anticipated business performance and financial results from CareScout and its senior care growth initiatives through fee-based services, advice, consulting and other products and services;

•	the inability to retain, attract and motivate qualified employees or senior management;

•	the occurrence of natural or man-made disasters, including geopolitical tensions and war (including the Russian invasion of Ukraine), a public health emergency, including pandemics, or climate change;

•
the inability to effectively manage information technology systems, cyber incidents or other failures, disruptions or security breaches to us or our third-party vendors such as the MOVEit cybersecurity incident described herein (the “MOVEit Cybersecurity Incident”); and

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
Overview
Genworth Financial, through its principal insurance subsidiaries, offers mortgage and long-term care insurance products. Genworth Financial is the parent company of Enact Holdings, a leading provider of private mortgage insurance in the United States through its mortgage insurance subsidiaries. Genworth Financial’s principal U.S. life insurance subsidiaries offer long-term care insurance and also manage in-force blocks of life insurance and annuity products. We report our business results through three operating segments: Enact; Long-Term Care Insurance; and Life and Annuities. The products in the Life and Annuities segment include traditional and non-traditional life insurance (term, universal and term universal life insurance as well as corporate-owned life insurance and funding agreements), fixed annuities and variable annuities (which include variable life insurance), none of which are actively marketed or sold.
In addition to our three operating segments, we also have Corporate and Other, which includes debt financing expenses that are incurred at the Genworth Holdings, Inc. (“Genworth Holdings”) level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are reported outside of our operating segments, such as certain international businesses and discontinued operations. Corporate and Other also includes start-up results related to fee-based services, care support and advice, clinical assessments and consulting offered by CareScout to advance our senior care growth initiatives.
Enact Holdings is a public company traded on the Nasdaq Global Select Market exchange under the ticker symbol “ACT.” Genworth Financial maintains control of Enact Holdings through an indirect majority voting interest and accordingly, Enact Holdings remains a consolidated subsidiary of Genworth Financial. Our Enact segment predominantly includes Enact Holdings and its mortgage insurance subsidiaries. There are minor financial reporting differences between our Enact segment and the standalone financial results of Enact Holdings, which are separately disclosed with the SEC. Notwithstanding these differences, we commonly make references to “Enact,” our “Enact segment” and our “U.S. mortgage insurance subsidiaries” throughout this Quarterly Report on Form 10-Q, which generally can be viewed as references to Enact Holdings and its mortgage insurance subsidiaries, unless the context otherwise requires.
Strategic Update
Genworth has advanced its strategy to drive shareholder value over the past several years, culminating in several major achievements in 2022 and through the second quarter of 2023. We reduced Genworth Holdings’ debt to less than $1.0 billion, enhanced the value of Enact, received multiple upgrades from rating agencies, continued to make progress on our multi-year long-term care insurance in-force rate action plan and began returning capital to shareholders for the first time in over 13 years. In addition, the government-sponsored enterprises (“GSEs”) lifted the restrictions that had been imposed on Enact effective March 1, 2023. This was an important milestone as Enact is no longer subject to more stringent capital requirements as compared to its peers, putting it on a more level playing field with its competitors. Building on this progress and the transformative improvement in Genworth’s financial position over the past few years, we have refocused our priorities to three areas:

•	further strengthen our legacy long-term care insurance financial and operational capabilities to address customer needs;

•	allocate capital from Enact to drive Genworth Financial’s long-term shareholder value; and

•	leverage our unparalleled long-term care expertise to develop innovative aging care services and solutions.
Our long-term care insurance business continued to make progress on its multi-year long-term care insurance in-force rate action plan, receiving approvals of approximately $144 million of incremental annual premiums for the six months ended June 30, 2023. In aggregate, we estimate that the cumulative economic benefit of our long-term care insurance multi-year in-force rate action plan through the second quarter of 2023 was approximately $24.4 billion, on a net present value basis, of the total currently expected amount required of $30.3 billion. We continue to work closely with the National Association of Insurance Commissioners (“NAIC”) and state regulators to demonstrate the broad-based need for actuarially justified rate increases and associated benefit reductions in order to pay future claims.
Enact continues to be a significant driver of value for Genworth. As the majority shareholder, Genworth Holdings received $54 million of capital returns from Enact Holdings during the second quarter of 2023. In addition, on August 1, 2023, Enact Holdings announced the authorization of a new share repurchase program under which Enact Holdings may repurchase up to an additional $100 million of its common stock. Genworth Holdings has agreed to participate in order to maintain its overall ownership at its current level. Capital returns from Enact have enabled us to achieve key milestones to date and will continue to benefit our shareholders by funding our strategic initiatives, including share repurchases.
Cumulative to date, Genworth Financial has repurchased approximately $264 million of its common shares under its share repurchase program that began in May 2022, including $112 million during the second quarter of

2023 and another $20 million in July 2023. On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under the existing share repurchase program, increasing the remaining authorized amount under the program to approximately $436 million. The timing and number of future shares repurchased under the program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors.
In terms of our longer-term priorities, we are focused on advancing Genworth’s senior care growth initiatives, including through fee-based services, advice, consulting and other products and services offered by CareScout, an indirect subsidiary of Genworth Financial. We see meaningful opportunities to provide these services to address the needs of elderly Americans, as well as their caregivers and families. We launched the initial phase of our CareScout services business in March 2023. This business includes a digital platform, where we hope to curate a broad marketplace that matches consumers’ long-term care needs with a network of quality providers that we are building as part of the initial phase of the CareScout services launch. In addition to the digital platform and quality network offerings to consumers, employers and long-term care insurers, the discounts available through the network are expected to have the potential to further mitigate risk in our legacy long-term care insurance block by reducing claims costs. Our CareScout services business is currently focused on home care providers as the majority of our initial long-term care insurance claims begin with care in the home. While the initial focus for the quality network is with Genworth’s long-term care insurance policyholders in one state, we believe we can accelerate our efforts to build a national quality network of care providers, which we expect could allow a high-quality experience and discounted fees for more existing Genworth policyholders and broaden the scope of our CareScout services business to new consumer markets. As we expand the business, there may be other potential future growth opportunities, namely options that assist in funding long-term care needs and expanding CareScout’s products and services to international markets.
Genworth will strive to maintain a disciplined approach in its capital allocation strategy, balancing investments in growth initiatives with returning value to shareholders. We may also continue to opportunistically repurchase Genworth Holdings’ debt as part of our balanced capital allocation strategy.
Financial Strength and Credit Ratings
On August 1, 2023, A.M. Best Company, Inc. assigned an initial financial strength rating of “A-” to Enact Mortgage Insurance Corporation (“EMICO”), Enact Holdings’ principal U.S. mortgage insurance subsidiary, with an outlook of stable.
On April 25, 2023, Fitch Ratings, Inc. upgraded the financial strength rating of EMICO to “A-” from “BBB+” with an outlook of stable.
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
Changes in fair value of market risk benefits and associated hedges consist of fair value changes of market risk benefits (other than changes attributable to instrument-specific credit risk), net of changes in the fair value of non-qualified derivative instruments associated with our market risk benefits.

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
The annually-determined tax rates and adjustments to each segment’s provision for income taxes are estimates which are subject to review and could change from year to year. U.S. GAAP generally requires an annualized effective tax rate to be used for interim reporting periods, utilizing projections of full year results. However, in certain circumstances it is appropriate to record the actual effective tax rate for the period if a reliable full year estimate cannot be made. For the three and six months ended June 30, 2023, we utilized the actual effective tax rate for the interim periods to record the provision for income taxes for our Long-Term Care Insurance and Life and Annuities segments and the annualized projected effective tax rate for our Enact segment and Corporate and Other. We utilized the effective tax rate for the year ended December 31, 2022 in determining the re-presented provision for income taxes for the three and six months ended June 30, 2022.
We allocate corporate expenses to each of our operating segments using various methodologies.

Consolidated Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$902	$916	$(14)	(2)%
Net investment income	785	787	(2)	—%
Net investment gains (losses)	39	19	20	105%
Policy fees and other income	166	165	1	1%

Total revenues	1,892	1,887	5	—%

Benefits and expenses:
Benefits and other changes in policy reserves	1,175	768	407	53%
Liability remeasurement (gains) losses	70	24	46	192%
Changes in fair value of market risk benefits and associated hedges	(19)	20	(39)	(195)%
Interest credited	126	126	—	—%
Acquisition and operating expenses, net of deferrals	226	579	(353)	(61)%
Amortization of deferred acquisition costs and intangibles	64	84	(20)	(24)%
Interest expense	29	26	3	12%

Total benefits and expenses	1,671	1,627	44	3%

Income from continuing operations before income taxes	221	260	(39)	(15)%
Provision for income taxes	55	62	(7)	(11)%

Income from continuing operations	166	198	(32)	(16)%
Income (loss) from discontinued operations, net of taxes	2	(1)	3	NM (1)

Net income	168	197	(29)	(15)%
Less: net income from continuing operations attributable to noncontrolling interests	31	38	(7)	(18)%
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—%

Net income available to Genworth Financial, Inc.’s common stockholders	$137	$159	$(22)	(14)%

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$135	$160	$(25)	(16)%
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	2	(1)	3	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders	$137	$159	$(22)	(14)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table sets forth the consolidated results of operations for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$1,817	$1,833	$(16)	(1)%
Net investment income	1,572	1,551	21	1%
Net investment gains (losses)	28	61	(33)	(54)%
Policy fees and other income	329	335	(6)	(2)%

Total revenues	3,746	3,780	(34)	(1)%

Benefits and expenses:
Benefits and other changes in policy reserves	2,351	1,935	416	21%
Liability remeasurement (gains) losses	55	(40)	95	NM (1)
Changes in fair value of market risk benefits and associated hedges	(2)	(21)	19	90%
Interest credited	252	251	1	—%
Acquisition and operating expenses, net of deferrals	466	815	(349)	(43)%
Amortization of deferred acquisition costs and intangibles	136	172	(36)	(21)%
Interest expense	58	52	6	12%

Total benefits and expenses	3,316	3,164	152	5%

Income from continuing operations before income taxes	430	616	(186)	(30)%
Provision for income taxes	110	146	(36)	(25)%

Income from continuing operations	320	470	(150)	(32)%
Income (loss) from discontinued operations, net of taxes	2	(3)	5	167%

Net income	322	467	(145)	(31)%
Less: net income from continuing operations attributable to noncontrolling interests	63	68	(5)	(7)%
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—%

Net income available to Genworth Financial, Inc.’s common stockholders	$259	$399	$(140)	(35)%

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$257	$402	$(145)	(36)%
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	2	(3)	5	167%

Net income available to Genworth Financial, Inc.’s common stockholders	$259	$399	$(140)	(35)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
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
Use of non- GAAP measures
Reconciliation of net income (loss) to adjusted operating income (loss)
We use non-GAAP financial measures entitled “adjusted operating income (loss)” and “adjusted operating income (loss) per share.” Adjusted operating income (loss) per share is derived from adjusted operating income (loss). Our President and Chief Executive Officer (Principal Executive Officer), who serves as our chief operating decision maker, evaluates segment performance and allocates resources on the basis of adjusted operating income (loss). We define adjusted operating income (loss) as income (loss) from continuing operations excluding the after-tax effects of income (loss) from continuing operations attributable to noncontrolling interests, net investment gains (losses), changes in fair value of market risk benefits and associated hedges, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, restructuring costs and infrequent or unusual non-operating items. A component of our net investment gains (losses) is the result of estimated future credit losses, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. We exclude net investment gains (losses), changes in fair value of market risk benefits and associated hedges, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, restructuring costs and infrequent or unusual non-operating items from adjusted operating income (loss) because, in our opinion, they are not indicative of overall operating performance.
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
Adjustments to reconcile net income (loss) to adjusted operating income (loss) assume a 21% tax rate and are net of the portion attributable to noncontrolling interests. Changes in fair value of market risk benefits and associated hedges are adjusted to exclude changes in reserves, attributed fees and benefit payments.

The following table presents a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Net income available to Genworth Financial, Inc.’s common stockholders	$137	$159	$259	$399
Add: net income from continuing operations attributable to noncontrolling interests	31	38	63	68
Add: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—

Net income	168	197	322	467
Less: income (loss) from discontinued operations, net of taxes	2	(1)	2	(3)

Income from continuing operations	166	198	320	470
Less: net income from continuing operations attributable to noncontrolling interests	31	38	63	68

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	135	160	257	402
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(41)	(19)	(30)	(61)
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	(23)	8	(9)	(46)
(Gains) losses on early extinguishment of debt (3)	—	1	(1)	4
Expenses related to restructuring	1	1	4	1
Taxes on adjustments	13	2	8	22

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$85	$153	$229	$322

(1)	For the three and six months ended June 30, 2023, net investment (gains) losses were adjusted for the portion of net investment losses attributable to noncontrolling interests of $2 million.
(2)
For the three months ended June 30, 2023 and 2022, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(4) million and $(12) million, respectively. For the six months ended June 30, 2023 and 2022, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(7) million and $(25) million, respectively.

(3)
During the six months ended June 30, 2023, we repurchased $11 million principal amount of Genworth Holdings’ senior notes due in June 2034 for a pre-tax gain of $1 million. During the three and six months ended June 30, 2022, we repurchase $48 million and $130 million, respectively, principal amount of Genworth Holdings’ senior notes due in February 2024 for a pre-tax loss of $1 million and $4 million, respectively.

There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

Earnings per share
The following table provides basic and diluted earnings per common share for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.28	$0.32	$(0.04)	(13)%	$0.53	$0.79	$(0.26)	(33)%

Diluted	$0.28	$0.31	$(0.03)	(10)%	$0.53	$0.78	$(0.25)	(32)%

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.29	$0.31	$(0.02)	(6)%	$0.54	$0.79	$(0.25)	(32)%

Diluted	$0.29	$0.31	$(0.02)	(6)%	$0.53	$0.77	$(0.24)	(31)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.18	$0.30	$(0.12)	(40)%	$0.47	$0.63	$(0.16)	(25)%

Diluted	$0.18	$0.30	$(0.12)	(40)%	$0.47	$0.62	$(0.15)	(24)%

Weighted-average common shares outstanding:
Basic	473.2	508.9			482.7	508.6

Diluted	478.1	514.1			489.1	515.7

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based awards.

The following table presents a summary of adjusted operating income (loss) for our segments and Corporate and Other for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$146	$167	$(21)	(13)%	$289	$302	$(13)	(4)%
Long-Term Care Insurance segment	(43)	17	(60)	NM (1)	(20)	90	(110)	(122)%
Life and Annuities Segment:
Life insurance	(17)	(37)	20	54%	(44)	(84)	40	48%
Fixed annuities	10	20	(10)	(50)%	24	33	(9)	(27)%
Variable annuities	9	2	7	NM (1)	18	6	12	200%

Life and Annuities segment	2	(15)	17	113%	(2)	(45)	43	96%

Corporate and Other	(20)	(16)	(4)	(25)%	(38)	(25)	(13)	(52)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$85	$153	$(68)	(44)%	$229	$322	$(93)	(29)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
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
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

•	Net income for the three months ended June 30, 2023 and 2022 was $137 million and $159 million, respectively, and adjusted operating income was $85 million and $153 million, respectively.

•	Our Enact segment reported adjusted operating income of $146 million and $167 million for the three months ended June 30, 2023 and 2022, respectively.

•
Adjusted operating income decreased primarily attributable to higher losses largely driven by a lower favorable reserve adjustment and higher new delinquencies, partially offset by higher net investment income and lower operating costs in the current year.

•	Our Long-Term Care Insurance segment reported adjusted operating income (loss) of $(43) million and $17 million for the three months ended June 30, 2023 and 2022, respectively.

•
The change to an adjusted operating loss in the current year from adjusted operating income in the prior year was largely driven by lower terminations, elevated benefit utilization and higher new claims in the current year.

•	The adverse change was also attributable to lower net investment income in the current year.

•	Our Life and Annuities segment reported adjusted operating income (loss) of $2 million and $(15) million for the three months ended June 30, 2023 and 2022, respectively.

•	Life insurance:

•
The adjusted operating loss in our life insurance products decreased $20 million primarily due to lower DAC amortization related to lower lapses and from lower mortality experience, partially offset by lower premiums reflecting runoff of our in-force blocks in the current year.

•	Fixed annuities:

•
Adjusted operating income in our fixed annuity products decreased $10 million mainly from lower net spreads primarily related to block runoff and from lower mortality in our single premium immediate annuity products in the current year.

•	Variable annuities:

•	Adjusted operating income in our variable annuity products increased $7 million predominantly due to aging of our in-force block in the current year.

•	Corporate and Other had an adjusted operating loss of $20 million and $16 million for the three months ended June 30, 2023 and 2022, respectively.

•	The increase in the loss was primarily driven by higher expenses related to CareScout growth initiatives in the current year.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

•	Net income for the six months ended June 30, 2023 and 2022 was $259 million and $399 million, respectively, and adjusted operating income was $229 million and $322 million, respectively.

•	Our Enact segment reported $289 million and $302 million of adjusted operating income for the six months ended June 30, 2023 and 2022.

•
Adjusted operating income decreased primarily attributable to higher losses largely driven by lower favorable reserve adjustments and higher new delinquencies, partially offset by higher net investment income and lower operating costs in the current year.

•	Our Long-Term Care Insurance segment reported adjusted operating income (loss) of $(20) million and $90 million for the six months ended June 30, 2023 and 2022, respectively.

•
The change to an adjusted operating loss in the current year from adjusted operating income in the prior year was primarily from lower terminations, elevated benefit utilization and higher new claims in the current year.

•	These adverse developments were partially offset by higher net investment income in the current year.

•	Our Life and Annuities segment reported an adjusted operating loss of $2 million and $45 million for the six months ended June 30, 2023 and 2022, respectively.

•	Life insurance:

•
The adjusted operating loss in our life insurance products decreased $40 million largely attributable to a $20 million legal settlement expense in the prior year that did not recur and from lower DAC amortization related to lower lapses in the current year.

•	Current year results also reflected lower mortality experience as the COVID-19 impacts subsided, partially offset by lower premiums reflecting runoff of our in-force blocks.

•	Fixed annuities:

•	Adjusted operating income in our fixed annuity products decreased $9 million mainly attributable to lower net spreads primarily related to block runoff in the current year.

•	Variable annuities:

•
Adjusted operating income in our variable annuity products increased $12 million predominantly due to aging of our in-force block, partially offset by a decrease in fee income driven by lower account value in the current year.

•	Corporate and Other had an adjusted operating loss of $38 million and $25 million for the six months ended June 30, 2023 and 2022, respectively.

•	The increase in the loss was primarily driven by higher expenses related to CareScout growth initiatives in the current year.
Significant Developments and Strategic Highlights
The periods under review include, among others, the following significant developments and steps taken in the execution of our strategic priorities.
Enact

•	Persistency and loss performance:

•	Enact’s primary persistency rate was 84% for the second quarter of 2023 compared to 80% for the second quarter of 2022. Elevated persistency continued to offset the decline in new insurance written.

•
Enact recorded favorable pre-tax reserve adjustments of $133 million during the first half of 2023, including $63 million in the second quarter of 2023, primarily related to favorable cure performance on 2021 and prior delinquencies, including those related to COVID-19, and delinquencies from the first half of 2022. Enact recorded $146 million of pre-tax reserve releases in the first half of 2022, including $96 million in the second quarter of 2022, primarily related to favorable cure performance on 2020 COVID-19 delinquencies.

•	PMIERs compliance:

•	Effective March 1, 2023, the GSEs removed the capital restrictions that had been imposed on Enact.

•	Enact’s PMIERs sufficiency ratio was 162% or $1,958 million above the PMIERs requirements as of June 30, 2023.

•
As of June 30, 2023, Enact had estimated available assets of $5,093 million against $3,135 million net required assets under PMIERs compared to available assets of $5,357 million against $3,259 million net required assets as of March 31, 2023.

•	Returns of capital:

•
On November 1, 2022, Enact Holdings announced the approval by its board of directors of a share repurchase program under which Enact Holdings may repurchase up to $75 million of its outstanding common stock. We agreed to participate in order to maintain our overall ownership at its current level.

•	Genworth Holdings received $54 million of capital returns from Enact Holdings during the second quarter of 2023.

•
On August 1, 2023, Enact Holdings announced the authorization of a new share repurchase program under which Enact Holdings may repurchase up to an additional $100 million of its common stock. Genworth Holdings has agreed to participate in order to maintain its overall ownership at its current level.

U.S. life insurance companies

•
As of June 30, 2023, the consolidated company action level risk-based capital ratio of our U.S. domiciled life insurance subsidiaries was estimated to be approximately 293%, which increased from 291% as of December 31, 2022. The increase was primarily driven by favorable statutory earnings in our fixed and variable annuity products in the current year.

•
As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring these blocks closer to their original pricing. We estimate that the cumulative economic benefit of our long-term care insurance multi-year in-force rate action plan through the second quarter of 2023 was approximately $24.4 billion, on a net present value basis, of the total currently expected amount required of $30.3 billion.

•
We were notified by PBI Research Services (“PBI”), a third-party vendor, that PBI was subject to the widely reported security events involving the MOVEit file transfer system, which PBI uses in the performance of its services. The MOVEit Cybersecurity Incident resulted in the unauthorized acquisition of data by a third party from PBI as well as several organizations and governmental agencies. Since receiving notification of the security event, we, together with PBI, promptly launched an investigation to determine to what extent personal information had been unlawfully accessed. We believe approximately 2.5 to 2.7 million of our policyholders’ or other customers’ personal information, including social security numbers, was exposed to and obtained by the threat actor as a result of the MOVEit Cybersecurity Incident. Individuals affected by this security event, as well as regulatory agencies, have been or are in the process of being notified, as required by federal and state law. In addition, impacted individuals have been or are in the process of being offered credit monitoring, fraud consultation, and identity theft restoration services.

Liquidity and capital resources

•	Genworth Financial share repurchase program:

•
During the six months ended June 30, 2023, Genworth Financial repurchased 31,771,972 shares of its common stock at an average price of $5.67 per share for a total of $180 million, excluding excise taxes and other costs paid in connection with acquiring the shares.

•
Genworth Financial authorized share repurchases through a Rule 10b5-1 trading plan under which 3,703,015 shares of its common stock were repurchased in July 2023 at an average price of $5.40 per share for a total cost of $20 million before excise taxes.

•
On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under its existing share repurchase program, increasing the remaining authorized amount under the program to approximately $436 million.

•	Genworth Holdings’ debt:

•
During the six months ended June 30, 2023, Genworth Holdings repurchased $11 million principal amount of its 6.50% senior notes due in June 2034 for a pre-tax gain of $1 million and paid accrued interest thereon.

•	As of June 30, 2023, Genworth Holdings had outstanding principal of $876 million of long-term debt, with no debt maturities until June 2034.

Results of Operations and Selected Financial and Operating Performance Measures by Segment
Our President and Chief Executive Officer (Principal Executive Officer), who serves as our chief operating decision maker, evaluates segment performance and allocates resources on the basis of adjusted operating income (loss).
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
Mortgage origination activity remained slow during the second quarter of 2023 in response to elevated mortgage rates and sustained low housing supply. The refinance market is likely to remain suppressed in the near to mid-term. Housing affordability remains challenged due to high interest rates and elevated home prices, modestly offset by rising median family income, according to the National Association of Realtors Housing Affordability Index. After a sustained period of strong home price appreciation, national home prices began to decline in late 2022 but have recovered and continued to rise through the second quarter of 2023, according to the Federal Housing Finance Agency (“FHFA”) Monthly Purchase-Only House Price Index.
The unemployment rate was 3.6% in June 2023, up slightly from March 2023. As of June 30, 2023, there were six million unemployed Americans, of which approximately one million were long term unemployed over 26 weeks. Both metrics are in line with pre-pandemic levels.
For mortgages insured by the federal government (including those purchased by Fannie Mae and Freddie Mac), forbearance allows borrowers impacted by COVID-19 to temporarily suspend mortgage payments up to 18 months subject to certain limits. An initial forbearance period is typically up to six months and can be extended for another six months if requested by the borrower to the mortgage servicer. However, the Biden Administration ended the national emergency for COVID-19 in April 2023, so the deadline for requesting a COVID-19 related forbearance under the Coronavirus Aid, Relief, and Economic Security Act will end in August 2023. At present, the GSEs’ COVID-19 related policies with respect to forbearance remain in effect.
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
Although it is difficult to predict the future level of reported forbearance and how many of the loans in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer reported forbearances have generally declined. As of June 30, 2023, approximately 1.3% or 12,854 of Enact’s active primary policies were reported in a forbearance plan, of which approximately 31% were reported as delinquent compared with approximately 1.7% or 15,702 of its active primary policies reported in forbearance with approximately 36% reported as delinquent as of June 30, 2022.
Total delinquencies decreased during the second quarter of 2023 compared to the second quarter of 2022 as a result of cures outpacing new delinquencies. The second quarter 2023 new delinquency rate of 1.0% was slightly higher than the second quarter 2022 new delinquency rate of 0.8%. The full impact of COVID-19 and its adverse economic effects on Enact’s future business results continue to be difficult to predict. Given the maximum length of forbearance plans, the resolution of a delinquency in a plan may not be known for several quarters. Enact continues to monitor regulatory and government actions and the resolution of forbearance delinquencies. While the associated risks have moderated and delinquencies have declined, it is possible that COVID-19 related forbearance programs could have an adverse impact on Enact’s future results of operations and financial condition.
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
In January 2023, the FHFA announced additional updates to its upfront fee structure and pricing matrix. The changes marked the third iteration of the FHFA’s ongoing pricing review since early last year and impact purchase and rate-term refinance loans. Pricing grids are now broken out by loan purpose and are recalibrated to new credit score and loan-to-value ratio categories, along with associated loan attributes. The new pricing matrix initially included new upfront fees for loans with debt-to-income ratios greater than 40% but those fees were rescinded prior to implementation. The remaining changes became effective May 1, 2023.
In February 2023, the Department of Housing and Urban Development announced a 30-basis point reduction of the annual insurance premium charged to borrowers with FHA-insured mortgages in an effort to reduce the cost of borrowing for eligible lower and middle class homebuyers. This price reduction, which went into effect on March 20, 2023, is expected to have a negative impact on the U.S. private mortgage insurance market but will be partially offset by the effects of the recent FHFA pricing changes referenced above. Enact does not expect the net impact to be material.
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
New insurance written of $15.1 billion in the second quarter of 2023 decreased 14% compared to the second quarter of 2022 mostly from a decline in originations due to elevated mortgage rates. Enact’s primary persistency rate was 84% during the second quarter of 2023 compared to 80% during the second quarter of 2022. The increase in persistency was primarily driven by a decline in the percentage of in-force policies with mortgage rates above current mortgage rates. Elevated persistency continued to offset the decline in new insurance written in the second quarter of 2023, leading to an increase in primary insurance in-force of $5.3 billion as compared to March 31, 2023.
Net earned premiums increased slightly in the second quarter of 2023 compared to the second quarter of 2022 as insurance in-force growth was mostly offset by the lapse of older, higher priced policies and lower single premium policy cancellations in the current year. The total number of delinquent loans has declined from the COVID-19 peak in the second quarter of 2020 as borrowers continued to exit forbearance plans and new forbearances declined. During this time and consistent with prior years, servicers continued the practice of remitting premiums during the early stages of default, and Enact refunds the post-delinquent premiums to the insured party if the delinquent loan goes to claim. Enact records a liability and a reduction to net earned premiums for the post-delinquent premiums it expects to refund. The post-delinquent premium liability recorded since the beginning of COVID-19 in the second quarter of 2020 through the second quarter of 2023 was not significant to the change in earned premiums for those periods.
Enact’s loss ratio for the three months ended June 30, 2023 and 2022 was (2)% and (26)%, respectively. Enact recorded a favorable reserve adjustment of $63 million during the second quarter of 2023 primarily related to favorable cure performance on delinquencies from 2021 and earlier, including those related to COVID-19. A portion of the reserve release was also related to delinquencies from the first half of 2022, as uncertainty in the economic environment has not negatively impacted cure performance as initially expected. Enact recorded a reserve release of $96 million during the second quarter of 2022 largely related to COVID-19 delinquencies from 2020. During the peak of COVID-19, Enact experienced elevated new delinquencies subject to forbearance plans. Those delinquencies have been curing at levels above Enact’s reserve expectations, which was a primary driver of the release of reserves in both the second quarters of 2023 and 2022.
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
New primary delinquencies in the second quarter of 2023 increased compared to the second quarter of 2022. New primary delinquencies of 9,205 contributed $58 million of loss expense in the second quarter of 2023, while Enact incurred $35 million of losses from 7,847 new primary delinquencies in the second quarter of 2022. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions. Approximately 14% of Enact’s primary new delinquencies in the second quarter of 2023 were subject to a forbearance plan compared to 21% in the second quarter of 2022. Due to the declining number of new delinquencies in forbearance, Enact no longer differentiates the expected claim rates applied to new delinquencies in forbearance versus those not in forbearance.
As of June 30, 2023, EMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was approximately 11.9:1, compared with a risk-to-capital ratio of 12.7:1 and 12.9:1 as of March 31, 2023 and December 31, 2022, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.
Under PMIERs, Enact is subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. In addition, in September 2020, subsequent to the issuance of Enact Holdings’ senior notes due in 2025, the GSEs imposed certain restrictions (the “GSE Restrictions”) with respect to capital on Enact. In May 2021, in connection with their conditional approval of the then potential partial sale of Enact Holdings, the GSEs confirmed the GSE Restrictions would remain in effect until certain conditions (the “GSE Conditions”) were met. These conditions were met as of December 31, 2022 and in March 2023, the GSEs confirmed that Enact is no longer subject to the GSE Restrictions and the GSE Conditions.
As of June 30, 2023, Enact had estimated available assets of $5,093 million against $3,135 million net required assets under PMIERs compared to available assets of $5,357 million against $3,259 million net required assets as of March 31, 2023. The sufficiency ratio as of June 30, 2023 was 162% or $1,958 million above the PMIERs requirements, compared to 164% or $2,098 million above the PMIERs requirements as of March 31, 2023. PMIERs sufficiency in the second quarter of 2023 decreased slightly primarily as a result of new insurance written, partially offset by lapse. Enact’s PMIERs required assets as of June 30, 2023 and March 31, 2023 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans as defined under PMIERs. The application of the 0.30 multiplier to all eligible delinquencies provided $107 million of benefit to Enact’s June 30, 2023 PMIERs required assets compared to $120 million of benefit as of March 31, 2023. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier.
On June 30, 2023, Enact executed a quota share reinsurance contract with a panel of reinsurers. Under the agreement, Enact cedes 13.125% of a portion of current and expected new insurance written for the 2023 book year. Third-party credit risk transfer transactions provided an aggregate of approximately $1,524 million of PMIERs capital credit as of June 30, 2023. Enact may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time.
During the second quarter of 2023, EMICO contributed $250 million to Enact Re Ltd., its wholly owned Bermuda-based subsidiary. As of June 30, 2023, Enact Re Ltd. assumed reinsurance relating to GSE risk share and reinsures EMICO’s new and existing insurance in-force under quota share reinsurance agreements.
On April 26, 2022, Enact Holdings’ board of directors approved the initiation of a quarterly dividend program. Pursuant to the program, Enact Holdings began paying quarterly dividends in the second quarter of 2022. In the second quarter of 2023, Genworth Holdings received $21 million as the majority shareholder. Future dividend payments are subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial. In addition, in November 2022, Enact Holdings announced approval by its board of directors of a share repurchase program under which it may repurchase up to $75 million of its outstanding common stock. Enact Holdings began share repurchases under the program in the fourth quarter of 2022. Genworth Holdings agreed to participate in order to maintain its overall ownership at its current level and received $33 million as the majority shareholder in the second quarter of 2023.
EMICO completed a distribution to Enact Holdings in April 2023. Enact Holdings intends to use this and future EMICO distributions to fund the quarterly dividend as well as to bolster its financial flexibility and potentially return additional capital to shareholders.
On August 1, 2023, Enact Holdings announced the authorization of a new share repurchase program under which it may repurchase up to an additional $100 million of its common stock. Genworth Holdings has agreed to participate in order to maintain its overall ownership at its current level.
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

Segment results of operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$239	$238	$1	—%
Net investment income	50	36	14	39%
Net investment gains (losses)	(13)	(1)	(12)	NM (1)
Policy fees and other income	1	—	1	NM (1)

Total revenues	277	273	4	1%

Benefits and expenses:
Benefits and other changes in policy reserves	(4)	(62)	58	94%
Acquisition and operating expenses, net of deferrals	52	58	(6)	(10)%
Amortization of deferred acquisition costs and intangibles	2	3	(1)	(33)%
Interest expense	13	13	—	—%

Total benefits and expenses	63	12	51	NM (1)

Income from continuing operations before income taxes	214	261	(47)	(18)%
Provision for income taxes	46	57	(11)	(19)%

Income from continuing operations	168	204	(36)	(18)%
Less: net income from continuing operations attributable to noncontrolling interests	31	38	(7)	(18)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	137	166	(29)	(17)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	11	1	10	NM (1)
Taxes on adjustments	(2)	—	(2)	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$146	$167	$(21)	(13)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended June 30, 2023, net investment (gains) losses were adjusted for the portion of net investment losses attributable to noncontrolling interests of $2 million.
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income decreased primarily attributable to higher losses largely driven by a lower favorable reserve adjustment and higher new delinquencies, partially offset by higher net investment income and lower operating costs in the current year.

Revenues
Premiums increased slightly as higher insurance in-force driven by increased persistency was mostly offset by the lapse of older, higher priced policies and lower single premium policy cancellations in the current year.
Net investment income increased primarily from higher investment yields and higher average invested assets.
For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
Benefits and other changes in policy reserves increased largely from a lower favorable reserve adjustment and higher new delinquencies in the current year. In the second quarter of 2023, Enact recorded a reserve release of $63 million primarily related to favorable cure performance on delinquencies from 2021 and earlier, including those related to COVID-19. A portion of the reserve release was also related to delinquencies from the first half of 2022, as uncertainty in the economic environment has not negatively impacted cure performance as initially expected. Enact recorded a $96 million reserve release in the second quarter of 2022 largely related to favorable cure performance on 2020 COVID-19 delinquencies.
Acquisition and operating expenses, net of deferrals, decreased primarily attributable to lower operating costs in the current year.
Provision for income taxes.
The effective tax rate was 21.5% for both the three months ended June 30, 2023 and 2022, consistent with the U.S. corporate federal income tax rate.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$474	$472	$2	—%
Net investment income	96	71	25	35%
Net investment gains (losses)	(13)	(1)	(12)	NM (1)
Policy fees and other income	1	1	—	—%

Total revenues	558	543	15	3%

Benefits and expenses:
Benefits and other changes in policy reserves	(15)	(72)	57	79%
Acquisition and operating expenses, net of deferrals	104	112	(8)	(7)%
Amortization of deferred acquisition costs and intangibles	5	6	(1)	(17)%
Interest expense	26	26	—	—%

Total benefits and expenses	120	72	48	67%

Income from continuing operations before income taxes	438	471	(33)	(7)%
Provision for income taxes	95	102	(7)	(7)%

Income from continuing operations	343	369	(26)	(7)%
Less: net income from continuing operations attributable to noncontrolling interests	63	68	(5)	(7)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	280	301	(21)	(7)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	11	1	10	NM (1)
Taxes on adjustments	(2)	—	(2)	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$289	$302	$(13)	(4)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the six months ended June 30, 2023, net investment (gains) losses were adjusted for the portion of net investment losses attributable to noncontrolling interests of $2 million.
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income decreased primarily attributable to higher losses largely driven by lower favorable reserve adjustments and higher new delinquencies, partially offset by higher net investment income and lower operating costs in the current year.
Revenues
Premiums increased slightly as higher insurance in-force driven by increased persistency was mostly offset by the lapse of older, higher priced policies and lower single premium policy cancellations in the current year.

Net investment income increased primarily from higher investment yields and higher average invested assets in the current year.
For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
Benefits and other changes in policy reserves increased largely from lower favorable reserve adjustments and higher new delinquencies in the current year. Enact recorded reserve releases of $133 million in the current year primarily related to favorable cure performance on delinquencies from 2021 and earlier, including those related to COVID-19. A portion of the reserve releases was also related to delinquencies from the first half of 2022, as uncertainty in the economic environment has not negatively impacted cure performance as initially expected. Enact recorded $146 million of reserve releases largely related to favorable cure performance on 2020 COVID-19 delinquencies in the prior year.
Acquisition and operating expenses, net of deferrals, decreased primarily attributable to lower operating costs in the current year.
Provision for income taxes.
The effective tax rate was 21.6% and 21.5% for the six months ended June 30, 2023 and 2022, respectively, consistent with the U.S. corporate federal income tax rate.
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

The following tables set forth selected operating performance measures regarding Enact as of and for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Primary insurance in-force (1)	$257,816	$237,563	$20,253	9%
Risk in-force:
Primary	$65,714	$59,911	$5,803	10%
Pool	73	89	(16)	(18)%

Total risk in-force	$65,787	$60,000	$5,787	10%

(1)	Primary insurance in-force represents the aggregate unpaid principal balance for loans Enact insures.

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
New insurance written	$15,083	$17,448	$(2,365)	(14)%	$28,237	$36,271	$(8,034)	(22)%
Primary insurance in-force and risk in-force
Primary insurance in-force increased mainly from new insurance written. In addition, lower lapses and cancellations drove higher primary persistency, largely as a result of suppressed refinancing activity in the current year due to elevated interest rates. The primary persistency rate was 85% and 78% for the six months ended June 30, 2023 and 2022, respectively. Total risk in-force increased primarily as a result of higher primary insurance in-force.
New insurance written
For the three and six months ended June 30, 2023, new insurance written decreased principally from lower originations in the current year due to elevated interest rates.
Loss and expense ratios
The following table sets forth the loss and expense ratios for Enact for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Loss ratio	(2)%	(26)%	24%	(3)%	(15)%	12%
Expense ratio	23%	26%	(3)%	23%	25%	(2)%
The loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. The expense ratio is the ratio of general expenses to net earned premiums. In Enact, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.
The loss ratio increased for the three and six months ended June 30, 2023 largely from lower favorable reserve adjustments and higher new delinquencies in the current year. During the three and six months ended June 30, 2023, Enact recorded favorable reserve adjustments of $63 million and $133 million, respectively, primarily related to favorable cure performance on delinquencies from 2021 and earlier, including those related to COVID-19. A portion of the reserve releases was also related to delinquencies from the first half of 2022, as uncertainty in the economic environment has not negatively impacted cure performance as initially expected.

During the three and six months ended June 30, 2022, Enact recorded reserve releases of $96 million and $146 million, respectively, largely related to favorable cure performance on 2020 COVID-19 delinquencies.
The expense ratio for the three and six months ended June 30, 2023 decreased primarily attributable to lower operating costs in the current year.
Mortgage insurance loan portfolio
The following table sets forth selected financial information regarding Enact’s loan portfolio as of June 30:

(Amounts in millions)	2023	2022
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$42,459	$37,636
90.01% to 95.00%	107,448	99,303
85.01% to 90.00%	75,521	67,866
85.00% and below	32,388	32,758

Total	$257,816	$237,563

Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$12,086	$10,647
90.01% to 95.00%	31,220	28,838
85.01% to 90.00%	18,518	16,517
85.00% and below	3,890	3,909

Total	$65,714	$59,911

Primary insurance in-force by FICO (1) score at origination:
Over 760	$107,427	$96,625
740-759	42,074	37,853
720-739	36,324	33,263
700-719	29,514	28,136
680-699	21,908	21,221
660-679 (2)	11,188	10,822
640-659	6,133	6,154
620-639	2,576	2,725
<620	672	764

Total	$257,816	$237,563

Primary risk in-force by FICO score at origination:
Over 760	$27,305	$24,252
740-759	10,749	9,559
720-739	9,368	8,484
700-719	7,516	7,129
680-699	5,543	5,329
660-679 (2)	2,850	2,728
640-659	1,558	1,547
620-639	653	687
<620	172	196

Total	$65,714	$59,911

(1)	Fair Isaac Company.
(2)	Loans with unknown FICO scores are included in the 660-679 category.

Delinquent loans
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for Enact’s loan portfolio as of the dates indicated:

	June 30, 2023	December 31, 2022	June 30, 2022
Primary insurance:
Insured loans in-force	973,280	960,306	946,891
Delinquent loans	18,065	19,943	19,513
Percentage of delinquent loans (delinquency rate)	1.86%	2.08%	2.06%
Delinquency rates have decreased primarily from a decline in total delinquencies as cures outpaced new delinquencies.
The following tables set forth primary delinquencies, direct primary case reserves and risk in-force by aged missed payment status in Enact’s loan portfolio as of the dates indicated:

	June 30, 2023
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,162	$70	$488	14%
4 - 11 payments	6,229	186	409	46%
12 payments or more	3,674	196	205	95%

Total	18,065	$452	$1,102	41%

	December 31, 2022
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,920	$69	$509	14%
4 - 11 payments	6,466	166	390	43%
12 payments or more	4,557	244	248	98%

Total	19,943	$479	$1,147	42%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, incurred but not reported (“IBNR”) and reinsurance reserves.
Reserves as a percentage of risk in-force as of June 30, 2023 remained relatively flat compared to December 31, 2022 as both delinquent risk in-force and reserves decreased. While the number of loans that are delinquent for 12 months or more has decreased since December 31, 2022, it remains elevated compared to pre-COVID-19 levels due in large part to COVID-19 related forbearance options and the slowing of foreclosures. Due to continued forbearance options, foreclosure moratoriums and the uncertainty around the lack of progression through the foreclosure process, there is still uncertainty around the likelihood and timing of delinquencies going to claim.
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

	Percent of primary risk in-force as of June 30, 2023	Percent of direct primary case reserves as of June 30, 2023 (1)	Delinquency rate as of
			June 30, 2023	December 31, 2022	June 30, 2022

By State:
California	12%	12%	1.99%	2.09%	2.18%
Texas	8%	7%	1.90%	2.12%	2.12%
Florida (2)	8%	8%	2.04%	2.54%	2.06%
New York (2)	5%	13%	2.73%	2.95%	3.17%
Illinois (2)	4%	6%	2.35%	2.54%	2.53%
Arizona	4%	2%	1.60%	1.78%	1.71%
Michigan	4%	3%	1.63%	1.79%	1.66%
Georgia	3%	4%	2.08%	2.23%	2.21%
North Carolina	3%	2%	1.37%	1.59%	1.67%
Washington	3%	3%	1.63%	1.92%	2.11%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
(2)	Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

	Percent of primary risk in-force as of June 30, 2023	Percent of direct primary case reserves as of June 30, 2023 (1)	Delinquency rate as of
			June 30, 2023	December 31, 2022	June 30, 2022

By MSA or MD:
Phoenix, AZ MSA	3%	2%	1.69%	1.83%	1.71%
Chicago-Naperville, IL MD	3%	4%	2.59%	2.84%	2.94%
Atlanta, GA MSA	3%	3%	2.24%	2.42%	2.42%
New York, NY MD	2%	8%	3.37%	3.75%	4.17%
Washington-Arlington, DC MD	2%	2%	1.70%	1.85%	1.98%
Houston, TX MSA	2%	2%	2.36%	2.60%	2.86%
Riverside-San Bernardino, CA MSA	2%	3%	2.56%	2.89%	2.72%
Los Angeles-Long Beach, CA MD	2%	3%	2.29%	2.18%	2.35%
Dallas, TX MD	2%	2%	1.55%	1.86%	1.70%
Denver-Aurora-Lakewood, CO MSA	2%	1%	0.85%	1.12%	1.18%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

The following table sets forth the dispersion of Enact’s direct primary case reserves, primary insurance in-force and risk in-force by year of policy origination, and delinquency rate as of June 30, 2023:

(Amounts in millions)	Percent of direct primary case reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total	Delinquency rate
Policy Year
2008 and prior	22%	$6,135	2%	$1,581	2%	8.40%
2009 to 2015	6	4,296	2	1,138	2	3.90%
2016	5	5,289	2	1,418	2	2.97%
2017	6	5,878	2	1,549	2	3.40%
2018	7	6,270	2	1,601	3	4.00%
2019	10	15,026	6	3,831	6	2.47%
2020	15	49,522	19	12,827	20	1.39%
2021	19	76,381	30	19,245	29	1.27%
2022	10	61,390	24	15,392	23	0.97%
2023	—	27,629	11	7,132	11	0.12%

Total portfolio	100%	$257,816	100%	$65,714	100%	1.86%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
Loss reserves in policy years 2008 and prior are outsized compared to their representation of risk in-force. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses Enact will experience on these policy years, they have become a smaller percentage of its total mortgage insurance portfolio. Loss reserves have shifted to newer book years, largely 2020 and later, given their significant representation of risk in-force. As of June 30, 2023, Enact’s 2016 and newer policy years represented approximately 96% of its primary risk in-force and 72% of its total direct primary case reserves.
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
Under the new accounting guidance for long-duration insurance contracts, commonly known as long-duration targeted improvements (“LDTI”), the impacts of assumption updates and actual versus expected experience will continue to drive volatility in our long-term care insurance results. Under LDTI, approximately 50% of our cohorts have net premium ratios capped at 100%. The net premium ratio represents the portion of the gross premiums required to provide for all benefits and certain expenses in our long-term care insurance business. These cohorts are generally our older long-term care insurance policies, largely sold prior to 2003. The other 50% of our cohorts have a net premium ratio of less than 100% and are currently expected to be profitable. We expect the profitable, uncapped cohorts to have a more modest earnings impact when we evaluate actual to expected experience, with a portion of the impact reflected in current period results, and the remaining majority of the impact recognized over the life of the cohort. Conversely, for the unprofitable, capped policy cohorts, the full impact of the actual to expected variances will be recognized in current period earnings and will likely be more impactful on our results of operations. It is important to note that quarterly variations are immaterial compared to our liability for future policy benefits of $41.6 billion, at the locked-in discount rate, for our long-term care insurance business as of June 30, 2023 and do not change our overall view of long-term reserve adequacy. Under LDTI, we would also expect ongoing income statement impacts and volatility related to assumption updates in our older, unprofitable capped cohorts going forward.
Given the ongoing challenges in our long-term care insurance business, we continue to pursue initiatives to improve the risk and profitability profile of our business, including premium rate increases and associated benefit reductions on our in-force policies. Executing on our multi-year long-term care insurance in-force rate action plan with premium rate increases and associated benefit reductions on our legacy long-term care insurance policies is critical to the business. For an update on in-force rate actions, refer to “Significant Developments and Strategic Highlights—U.S. life insurance companies” and the selected operating performance measures below.
In addition, we have reached certain legal settlements regarding alleged disclosure deficiencies in premium increases for long-term care insurance policies. The first legal settlement related to certain of our long-term care insurance policies, which represents approximately 20% of our block, was implemented beginning in 2021 and its implementation was materially completed in the second quarter of 2022. A second legal settlement on certain of our long-term care insurance policies, which represents 15% of our block, became final on July 29, 2022. We began implementation of this settlement on August 1, 2022. On March 27, 2023, a third similar settlement on certain of our long-term care insurance policies, which represents 35% of our block, became final. We began implementation of this settlement in the second quarter of 2023.
While the second and third legal settlements are similar to the first settlement, their ultimate impact will depend on the policyholder election rates and the types of reduced benefits elected. Given our experience with the first settlement, we expect the second and third legal settlements to result in an overall net favorable economic impact to our long-term care insurance business as they reduce tail risk on these long-duration liabilities. While we expect renewal premiums to decline over time, the settlements could accelerate that decline if policyholders continue to elect non-forfeiture and reduced benefit options, which have predominantly been the most prevalent policyholder elections for these legal settlements.
In our long-term care insurance products, we experienced higher than expected mortality during COVID-19 which had a favorable impact on reserves and our operating results. Although it is not our practice to track cause of death for long-term care insurance policyholders and claimants, we believe the higher mortality in our long-term care insurance business in early 2022 was likely impacted by COVID-19. We expected the impacts to be temporary, and we saw mortality levels trending back to pre-pandemic levels in the latter half of 2022. However, in the first quarter of 2023, we experienced typical seasonally higher mortality, but mortality then declined in the second quarter of 2023. We believe COVID-19 significantly increased mortality on our most vulnerable claimants, which may reduce mortality rates in future periods.
We also experienced lower than expected new claims incidence in our long-term care insurance business during COVID-19. However, we expected this to be a temporary reduction and that claims incidence experience would ultimately revert to pre-pandemic trends. We are seeing new claims incidence trending back to pre-pandemic levels. In addition, during the pandemic, a larger share of our claimants sought home care instead of facility-based care, and as the impacts of the pandemic subside, we have seen that trend reverse. Our long-term care insurance benefit utilization will be monitored for impact, although it is too early to tell the magnitude and/or direction of that impact.
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
In addition, average claim reserves for new claims are trending higher over time as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts and higher inflation factors going on claim. Although new claim counts on our older long-term care insurance blocks of business will continue to decrease as the blocks run off, we are gaining more experience on our larger new blocks of business and expect continued growth in new claims on these blocks as policyholders reach older attained ages with higher likelihood of going on claim.
Results of our long-term care insurance business are also impacted by interest rates. Prior to the recent rise in interest rates beginning in 2022, historic low interest rates put pressure on the profitability and returns of our long-term care insurance business as higher-yielding investments matured and were replaced with lower-yielding investments. We have sought to manage the impact of low interest rates through asset-liability management, investment in alternative assets, including limited partnerships, as well as interest rate hedging strategies for a portion of our long-term care insurance product cash flows. In addition, rapidly rising interest rates may cause increased unrealized losses on our investment portfolios and could have an adverse effect on our financial condition and results of operations, including the requirement to liquidate fixed-income investments in an unrealized loss position to satisfy claims obligations. In our long-term care insurance business, we also remeasure our liability for future policy benefits and related reinsurance recoverables at the single-A bond rate each quarter. As a result, our insurance liabilities are sensitive to movements in interest rates, which will likely result in continued volatility to our reserve balances and equity.
We believe that the MOVEit Cybersecurity Incident has not had any impact on any of our information systems, including our financial systems, and that there has not been any material interruption of our business operations. While we are continuing to measure the impact, including certain remediation expenses and other potential liabilities, we do not currently believe this incident will have a material adverse effect on our business, operations, or financial results. In addition, we do not use the MOVEit file transfer system, and PBI has informed us that it has rectified the vulnerability that allowed the incident.

Segment results of operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table sets forth the results of operations relating to our Long-Term Care Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$611	$617	$(6)	(1)%
Net investment income	470	486	(16)	(3)%
Net investment gains (losses)	62	5	57	NM (1)

Total revenues	1,143	1,108	35	3%

Benefits and expenses:
Benefits and other changes in policy reserves	941	942	(1)	—%
Liability remeasurement (gains) losses	61	23	38	165%
Acquisition and operating expenses, net of deferrals	108	95	13	14%
Amortization of deferred acquisition costs and intangibles	18	18	—	—%

Total benefits and expenses	1,128	1,078	50	5%

Income from continuing operations before income taxes	15	30	(15)	(50)%
Provision for income taxes	10	9	1	11%

Income from continuing operations	5	21	(16)	(76)%
Adjustments to income from continuing operations:
Net investment (gains) losses	(62)	(5)	(57)	NM (1)
Expenses related to restructuring	1	1	—	—%
Taxes on adjustments	13	—	13	NM (1)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(43)	$17	$(60)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
The change to an adjusted operating loss in the current year from adjusted operating income in the prior year was largely driven by lower terminations, elevated benefit utilization and higher new claims in the current year. The adverse change was also attributable to lower net investment income in the current year.
Revenues
Premiums decreased primarily driven by lower renewal premiums from policy terminations and policies entering paid-up status, partially offset by $19 million of higher premiums from newly implemented in-force rate actions in the current year.
Net investment income decreased largely from lower income from limited partnerships and U.S. Government Treasury Inflation Protected Securities (“TIPS”), partially offset by higher income from bank loans. The decrease was also partially offset by higher investment yields and higher average invested assets in the current year.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
The liability remeasurement loss increased primarily due to actual versus expected experience related to lower terminations, elevated benefit utilization and higher new claims in the current year.
Acquisition and operating expenses, net of deferrals, increased principally from higher operating costs in the current year.
Provision for income taxes.
The effective tax rate was 69.2% and 28.3% for the three months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate was primarily attributable to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income in relation to pre-tax income in the current year.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table sets forth the results of operations relating to our Long-Term Care Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$1,227	$1,224	$3	—%
Net investment income	943	933	10	1%
Net investment gains (losses)	71	46	25	54%

Total revenues	2,241	2,203	38	2%

Benefits and expenses:
Benefits and other changes in policy reserves	1,885	1,867	18	1%
Liability remeasurement (gains) losses	29	(65)	94	145%
Acquisition and operating expenses, net of deferrals	227	191	36	19%
Amortization of deferred acquisition costs and intangibles	36	37	(1)	(3)%

Total benefits and expenses	2,177	2,030	147	7%

Income from continuing operations before income taxes	64	173	(109)	(63)%
Provision for income taxes	28	47	(19)	(40)%

Income from continuing operations	36	126	(90)	(71)%
Adjustments to income from continuing operations:
Net investment (gains) losses	(71)	(46)	(25)	(54)%
Expenses related to restructuring	—	1	(1)	(100)%
Taxes on adjustments	15	9	6	67%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(20)	$90	$(110)	(122)%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
The change to an adjusted operating loss in the current year from adjusted operating income in the prior year was primarily from lower terminations, elevated benefit utilization and higher new claims in the current year. These adverse developments were partially offset by higher net investment income in the current year.
Revenues
Premiums increased primarily driven by $49 million of higher premiums from newly implemented in-force rate actions, partially offset by lower renewal premiums from policy terminations and policies entering paid-up status in the current year.
Net investment income increased largely from higher income from bank loans and limited partnerships, as well as higher investment yields and higher average invested assets, partially offset by lower income related to TIPS in the current year.
For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
Benefits and other changes in policy reserves increased primarily due to aging of the in-force block, including higher interest accretion, as well as higher loss adjustment expenses in the current year.
The change to a liability remeasurement loss in the current year from a gain in the prior year was largely driven by actual versus expected experience related to lower terminations, elevated benefit utilization and higher new claims in the current year. The change was also attributable to less favorable cash flow assumption updates in the current year related to implementation timing and approval amounts of our in-force rate action plan.
Acquisition and operating expenses, net of deferrals, increased principally from higher operating costs in the current year.
Provision for income taxes.
The effective tax rate was 44.6% and 27.2% for the six months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate was primarily attributable to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income in relation to pre-tax income in the current year.
Long-Term Care Insurance selected operating performance measures
Upon adoption of LDTI, we included expectations for benefit reductions related to in-force rate actions and legal settlements in our assumptions for the liability for future policy benefits, which have impacted and will continue to impact our reported U.S. GAAP financial results. There was no change in how we recognize premiums related to in-force rate actions due to the adoption of LDTI. We have also included estimates for cash payments to policyholders who elect certain reduced benefit options in connection with legal settlements, referred to herein as settlement payments, in our assumptions for the liability for future policy benefits.
Generally, in the fourth quarter of each year, we will update our cash flow assumptions used to measure the liability for future policy benefits, including assumptions for benefit reductions related to in-force rate actions and legal settlements as well as settlement payments. In addition, we will update cash flow assumptions related to implementation timing and approval amounts of our in-force rate action plan quarterly.

In the fourth quarter of 2022, we updated our assumptions to reflect an expected reserve reduction related to the second legal settlement that resulted in a significant benefit to our financial results consisting of a liability remeasurement gain of $255 million in our long-term care insurance business. The liability remeasurement gain primarily reflected favorable assumption updates of $303 million, largely from an update to legal settlement elections attributable to the inclusion of the second legal settlement. This settlement primarily impacts older, unprofitable capped cohorts and, therefore, had an immediate impact to the fourth quarter of 2022 earnings. In contrast to our second legal settlement, when we update our assumptions for the third legal settlement later in 2023, any reserve and corresponding income statement impact is expected to be much less significant because this settlement impacts profitable uncapped cohorts.
We also elected to update the net premium ratio quarterly for actual versus expected experience; therefore, forecasted cash flow assumptions will be replaced with actual cash flows each quarter with any difference recorded in net income (loss). As a result, variances between actual experience and our expectations for benefit reductions and settlement payments will be reflected in liability remeasurement (gains) losses in our operating results on a quarterly basis.
Remeasurement (gains) losses
The following table sets forth the pre-tax components of the liability remeasurement (gains) losses for the periods indicated:

	Three months ended June 30,		(Increase) decrease and percentage change		Six months ended June 30,		(Increase) decrease and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Cash flow assumption updates	$(24)	$(20)	$(4)	(20)%	$(3)	$(22)	$19	86%
Actual to expected experience	85	43	42	98%	32	(43)	75	174%

Total liability remeasurement (gains) losses	$61	$23	$38	165%	$29	$(65)	$94	145%

For the three and six months ended June 30, 2023, the unfavorable actual to expected experience of $85 million and $32 million, respectively, resulted from lower terminations, elevated benefit utilization and higher new claims than expected.
For the three months ended June 30, 2022, unfavorable actual to expected experience of $43 million was due to lower terminations and higher new claims than expected. For the six months ended June 30, 2022, favorable actual to expected experience of $43 million was attributable to higher terminations and lower new claims than expected.
In-force rate actions
As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital.

The following table sets forth filing approvals as part of our multi-year in-force rate action plan for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in millions)	2023	2022	2023	2022
State filings approved	38	33	61	71
Impacted in-force premiums	$300	$133	$378	$487
Weighted-average percentage rate increase approved	31%	39%	38%	31%
Gross incremental premiums approved	$94	$52	$144	$153
During the six months ended June 30, 2023, we also submitted 69 new filings on approximately $432 million in annualized in-force premiums.
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
Life and Annuities segment
Trends and conditions
Many factors can affect the results of our life insurance and annuity products, as further discussed below. Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. We will continue to monitor our experience and assumptions closely and make changes to our assumptions and methodologies, as appropriate, for our life insurance and annuity products. Even small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our reserve levels, results of operations and financial condition. Results of our life insurance and annuity products depend significantly upon the extent to which our actual future experience is consistent with assumptions and methodologies we have used in calculating our reserves. We no longer solicit sales of traditional life insurance and annuity products; however, we continue to service our existing retained and reinsured blocks of business.
Results of our life insurance and annuity products are also impacted by interest rates. Prior to the recent rise in interest rates beginning in 2022, historic low interest rates put pressure on the profitability and returns of our life insurance and annuity products as higher-yielding investments matured and were replaced with lower-yielding investments. We have sought to manage the impact of low interest rates through asset-liability management. Additionally, certain products have implicit and explicit rate guarantees or optionality that are significantly impacted by changes in interest rates. During periods of increasing market interest rates, we may increase crediting rates on in-force universal life insurance and fixed annuity products to remain competitive in the marketplace. In addition, rapidly rising interest rates may cause increased unrealized losses on our investment portfolios, increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders shift assets into higher-yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations, including the requirement to liquidate fixed-income investments in an unrealized loss position to satisfy surrenders or withdrawals. For a further discussion of the impact of interest rates on our life insurance and annuity products, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Annual Report on Form 10-K.
For a discussion of our assessment of the impacts of the MOVEit Cybersecurity Incident on our business, see “Long-Term Care Insurance segment—Trends and conditions.”
Life insurance
Results of our life insurance products are impacted primarily by mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors.
Mortality levels may deviate each period from historical trends. Overall mortality experience was lower for the second quarter of 2023 compared to the first quarter of 2023 and the second quarter of 2022. In our life insurance products, COVID-19 deaths also declined significantly in the first half of 2023 compared to the first half of 2022. We have experienced higher mortality than our then-current and priced-for assumptions in recent years for our universal life insurance block. We have also been experiencing higher mortality related charges resulting from an increase in rates charged by our reinsurance partners reflecting natural block aging and higher mortality compared to expectations.
Our mortality experience for older ages is emerging and we continue to monitor trends in mortality improvement. We will continue to regularly review our mortality and persistency assumptions as well as all of our other assumptions in light of emerging experience and trends. We may be required to make adjustments in the future to our assumptions which could impact our life insurance reserves. Any materially adverse changes to our assumptions, including mortality, persistency or interest rates, could have a materially negative impact on our results of operations, financial condition and business.
Fixed annuities
Results of our fixed annuity products are affected primarily by investment performance, interest rate levels, the slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, persistency and expense and commission levels.
We monitor and change crediting rates on fixed deferred annuities on a regular basis to maintain spreads and targeted returns, if applicable. However, we have seen and could continue to see declines in our fixed annuity spreads and margins as interest rates change, depending on the severity of the change. Our lapse experience in the higher interest rate environment is emerging. We may be required to make adjustments in the future to our assumptions, including mortality and lapse rates, which could impact our fixed annuity reserves. Any materially adverse changes to our assumptions could have a materially negative impact on our results of operations, financial condition and business.
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
Segment results of operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table sets forth the results of operations relating to our Life and Annuities segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$50	$60	$(10)	(17)%
Net investment income	261	265	(4)	(2)%
Net investment gains (losses)	(7)	—	(7)	NM (1)
Policy fees and other income	165	164	1	1%

Total revenues	469	489	(20)	(4)%

Benefits and expenses:
Benefits and other changes in policy reserves	240	(108)	348	NM (1)
Liability remeasurement (gains) losses	9	1	8	NM (1)
Changes in fair value of market risk benefits and associated hedges	(19)	20	(39)	(195)%
Interest credited	126	126	—	—%
Acquisition and operating expenses, net of deferrals	51	416	(365)	(88)%
Amortization of deferred acquisition costs and intangibles	44	63	(19)	(30)%

Total benefits and expenses	451	518	(67)	(13)%

Income (loss) from continuing operations before income taxes	18	(29)	47	162%
Provision (benefit) for income taxes	3	(7)	10	143%

Income (loss) from continuing operations	15	(22)	37	168%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	7	—	7	NM (1)
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	(23)	8	(31)	NM (1)
Taxes on adjustments	3	(1)	4	NM (1)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$2	$(15)	$17	113%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the three months ended June 30, 2023 and 2022, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(4) million and $(12) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the products included in our Life and Annuities segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$(17)	$(37)	$20	54%
Fixed annuities	10	20	(10)	(50)%
Variable annuities	9	2	7	NM (1)

Total adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$2	$(15)	$17	113%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•
The adjusted operating loss in our life insurance products decreased $20 million primarily due to lower DAC amortization related to lower lapses and from lower mortality experience, partially offset by lower premiums reflecting runoff of our in-force blocks in the current year.

•
Adjusted operating income in our fixed annuity products decreased $10 million mainly from lower net spreads primarily related to block runoff and from lower mortality in our single premium immediate annuity products in the current year.

•	Adjusted operating income in our variable annuity products increased $7 million predominantly due to aging of our in-force block in the current year.
Revenues
Premiums
.
The decrease was driven by our life insurance products largely due to the continued runoff of our in-force blocks, partially offset by lower ceded premiums in the current year.
Net investment income
.
The decrease in net investment income was primarily attributable to lower average invested assets driven mostly by block runoff in our fixed annuity products in the current year.
Net investment gains (losses)
. For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
Benefits and other changes in policy reserves

•
Our fixed annuity products increased $367 million largely from lower assumed reserves in the prior year as a result of a third-party recapture of $372 million of certain single premium immediate annuity contracts.

•	Our life insurance products decreased $20 million primarily from lower mortality in the current year.

Liability remeasurement (gains) losses.
The increase in liability remeasurement losses was largely attributable to our fixed annuity products primarily driven by lower mortality in our single premium immediate annuity products in the current year.
Changes in fair value of market risk benefits and associated hedges

•
The favorable change of $47 million in our variable annuity products was primarily attributable to favorable equity market impacts and from lower attributed fees and higher benefit payments due to aging of our in-force block in the current year. These favorable changes were partially offset by slower interest rate increases, as well as derivative losses in the current year compared to gains in the prior year.

•	The unfavorable change of $8 million in our fixed annuity products was primarily driven by slower interest rate increases, partially offset by favorable equity market impacts in the current year.
Acquisition and operating expenses, net of deferrals
. The decrease was driven by our fixed annuity products due to a payment of $365 million in the prior year related to the recapture of certain single premium immediate annuity contracts by a third party.
Amortization of deferred acquisition costs and intangibles.
The decrease was primarily related to our life insurance products largely due to lower lapses in the current year. Our 20-year level premium period business written in 2002 experienced higher lapses in the prior year as it entered its post-level premium period.
Provision (benefit) for income taxes.
The effective tax rate was 19.2% and 23.7% for the three months ended June 30, 2023 and 2022, respectively. The decrease in the effective tax rate was primarily attributable to tax benefits from tax favored items in relation to a pre-tax loss in the prior year.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table sets forth the results of operations relating to our Life and Annuities segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$112	$134	$(22)	(16)%
Net investment income	525	544	(19)	(3)%
Net investment gains (losses)	(17)	14	(31)	NM (1)
Policy fees and other income	328	333	(5)	(2)%

Total revenues	948	1,025	(77)	(8)%

Benefits and expenses:
Benefits and other changes in policy reserves	486	147	339	NM (1)
Liability remeasurement (gains) losses	26	25	1	4%
Changes in fair value of market risk benefits and associated hedges	(2)	(21)	19	90%
Interest credited	252	251	1	—%
Acquisition and operating expenses, net of deferrals	104	493	(389)	(79)%
Amortization of deferred acquisition costs and intangibles	95	129	(34)	(26)%

Total benefits and expenses	961	1,024	(63)	(6)%

Income (loss) from continuing operations before income taxes	(13)	1	(14)	NM (1)
Benefit for income taxes	(4)	(1)	(3)	NM (1)

Income (loss) from continuing operations	(9)	2	(11)	NM (1)
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	17	(14)	31	NM (1)
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	(9)	(46)	37	80%
Taxes on adjustments	(1)	13	(14)	(108)%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(2)	$(45)	$43	96%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the six months ended June 30, 2023 and 2022, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(7) million and $(25) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the products included in our Life and Annuities segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$(44)	$(84)	$40	48%
Fixed annuities	24	33	(9)	(27)%
Variable annuities	18	6	12	200%

Total adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(2)	$(45)	$43	96%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•
The adjusted operating loss in our life insurance products decreased $40 million largely attributable to a $20 million legal settlement expense in the prior year that did not recur and from lower DAC amortization related to lower lapses in the current year. Current year results also reflected lower mortality experience as the COVID-19 impacts subsided, partially offset by lower premiums reflecting runoff of our in-force blocks.

•	Adjusted operating income in our fixed annuity products decreased $9 million mainly attributable to lower net spreads primarily related to block runoff in the current year.

•
Adjusted operating income in our variable annuity products increased $12 million predominantly due to aging of our in-force block, partially offset by a decrease in fee income driven by lower account value in the current year.

Revenues
Premiums
. The decrease was driven by our life insurance products largely due to the continued runoff of our in-force blocks in the current year.
Net investment income
. The decrease in net investment income was primarily attributable to lower average invested assets driven mostly by block runoff in our fixed annuity products in the current year.
Net investment gains (losses)
. For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Policy fees and other income.
The decrease in policy fees and other income was principally from lower fee income due mostly to a decline in average account value in our variable annuity products in the current year.
Benefits and expenses
Benefits and other changes in policy reserves

•
Our fixed annuity products increased $360 million primarily from lower assumed reserves in the prior year as a result of a third-party recapture of $372 million of certain single premium immediate annuity contracts.

•	Our life insurance products decreased $24 million primarily from lower mortality in the current year.

Changes in fair value of market risk benefits and associated hedges

•	The unfavorable change of $29 million in our fixed annuity products was primarily attributable to lower interest rates, partially offset by favorable equity market impacts in the current year.

•
The favorable change of $10 million in our variable annuity products was primarily driven by favorable equity market impacts and from lower attributed fees and higher benefit payments due to aging of our in-force block, partially offset by higher derivative losses in the current year.

Acquisition and operating expenses, net of deferrals

•
Our fixed annuity products decreased $366 million primarily due to a payment of $365 million in the prior year related to the recapture of certain single premium immediate annuity contracts by a third party.

•
Our life insurance products decreased $18 million primarily due to a $25 million legal settlement expense in the prior year that did not recur, partially offset by higher operating expenses in the current year, including conversion costs associated with an outsourcing arrangement.

Amortization of deferred acquisition costs and intangibles.
The decrease was primarily related to our life insurance products largely due to lower lapses in the current year. Our 20-year level premium period business written in 2002 experienced higher lapses in the prior year as it entered its post-level premium period.
Benefit for income taxes.
The effective tax rate was 27.0% and (72.3)% for the six months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate was primarily attributable to tax benefits from tax favored items in relation to a pre-tax loss in the current year.
Life and Annuities selected operating performance measures
Life insurance
The following table sets forth selected operating performance measures regarding our life insurance products as of the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Term and whole life insurance
Life insurance in-force, net of reinsurance	$45,460	$50,267	$(4,807)	(10)%
Life insurance in-force before reinsurance	$284,224	$316,649	$(32,425)	(10)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$91,293	$95,941	$(4,648)	(5)%
Life insurance in-force before reinsurance	$91,904	$96,570	$(4,666)	(5)%
Universal life insurance
Life insurance in-force, net of reinsurance	$29,171	$30,434	$(1,263)	(4)%
Life insurance in-force before reinsurance	$32,900	$34,405	$(1,505)	(4)%
We no longer solicit sales of our traditional life insurance products; however, we continue to service our existing blocks of business. The decrease in insurance in-force in our life insurance products reflects the continued runoff of our in-force blocks.

Corporate and Other
Results of operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$2	$1	$1	100%
Net investment income	4	—	4	NM (1)
Net investment gains (losses)	(3)	15	(18)	(120)%
Policy fees and other income	—	1	(1)	(100)%

Total revenues	3	17	(14)	(82)%

Benefits and expenses:
Benefits and other changes in policy reserves	(2)	(4)	2	50%
Acquisition and operating expenses, net of deferrals	15	10	5	50%
Interest expense	16	13	3	23%

Total benefits and expenses	29	19	10	53%

Loss from continuing operations before income taxes	(26)	(2)	(24)	NM (1)
Provision (benefit) for income taxes	(4)	3	(7)	NM (1)

Loss from continuing operations	(22)	(5)	(17)	NM (1)
Adjustments to loss from continuing operations:
Net investment (gains) losses	3	(15)	18	120%
(Gains) losses on early extinguishment of debt	—	1	(1)	(100)%
Taxes on adjustments	(1)	3	(4)	(133)%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(20)	$(16)	$(4)	(25)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss increased primarily from higher expenses related to CareScout growth initiatives in the current year.
Revenues
Net investment income increased from higher investment yields and higher average invested assets in the current year.
For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses
Acquisition and operating expenses, net of deferrals, increased primarily from higher expenses related to CareScout growth initiatives in the current year.
Interest expense increased largely driven by a higher floating rate of interest on Genworth Holdings’ junior subordinated notes in the current year, partially offset by the early redemption of Genworth Holdings’ senior notes due in February 2024 in the prior year.
The benefit for income taxes for the three months ended June 30, 2023 was primarily related to the pre-tax loss, partially offset by non-deductible expenses. The provision for income taxes for the three months ended June 30, 2022 was largely attributable to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$4	$3	$1	33%
Net investment income	8	3	5	167%
Net investment gains (losses)	(13)	2	(15)	NM (1)
Policy fees and other income	—	1	(1)	(100)%

Total revenues	(1)	9	(10)	(111)%

Benefits and expenses:
Benefits and other changes in policy reserves	(5)	(7)	2	29%
Acquisition and operating expenses, net of deferrals	31	19	12	63%
Interest expense	32	26	6	23%

Total benefits and expenses	58	38	20	53%

Loss from continuing operations before income taxes	(59)	(29)	(30)	(103)%
Benefit for income taxes	(9)	(2)	(7)	NM (1)

Loss from continuing operations	(50)	(27)	(23)	(85)%
Adjustments to loss from continuing operations:
Net investment (gains) losses	13	(2)	15	NM (1)
(Gains) losses on early extinguishment of debt	(1)	4	(5)	(125)%
Expenses related to restructuring	4	—	4	NM (1)
Taxes on adjustments	(4)	—	(4)	NM (1)

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(38)	$(25)	$(13)	(52)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss increased primarily from higher expenses related to CareScout growth initiatives in the current year.
Revenues
Net investment income increased due to higher investment yields in the current year.
For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
Acquisition and operating expenses, net of deferrals, increased primarily from higher expenses related to CareScout growth initiatives and higher employee-related expenses, including $4 million of restructuring costs in the current year. These increases were partially offset by a gain of $1 million in the current year compared to a loss of $4 million in the prior year related to the repurchase of Genworth Holdings’ senior notes.
Interest expense increased largely driven by a higher floating rate of interest on Genworth Holdings’ junior subordinated notes in the current year, partially offset by the early redemption of Genworth Holdings’ senior notes due in February 2024 in the prior year.
The benefit for income taxes for the six months ended June 30, 2023 was primarily related to the pre-tax loss, partially offset by non-deductible expenses. The benefit for income taxes for the six months ended June 30, 2022 was largely attributable to the pre-tax loss, partially offset by tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income, as well as non-deductible expenses.
Investments and Derivative Instruments
General macroeconomic environment
The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as the value of assets and liabilities.
Varied levels of economic performance, coupled with uncertain economic outlooks, war and geopolitical tensions, changes in government policy, including monetary policy, global trade, regulatory and tax reforms, and other changes in market conditions, such as inflation and banking industry disruptions, will continue to influence investment and spending decisions by consumers and businesses as they adjust their consumption, debt, capital and risk profiles in response to these conditions. These trends change as investor confidence in the markets and the outlook for some consumers and businesses shift. As a result, our sales, revenues and profitability trends of certain insurance and investment products as well as the value of assets and liabilities could be impacted going forward. In particular, government responses and displacements caused by COVID-19, including supply-chain disruptions and shortages, persistent high inflation, monetary policies (such as the U.S. Federal Reserve’s quantitative tightening), the volatility and strength of the capital markets, changes in tax policy and/or in U.S. tax legislation, high commodity costs, including the price of oil, international trade and the impact of global financial regulation reform will continue to affect economic and business outlooks, level of interest rates, consumer confidence and consumer behavior moving forward.
During the second quarter of 2023, the U.S. Federal Reserve continued to address elevated inflation by increasing interest rates. The U.S. Federal Reserve increased interest rates by 25 basis points at its May 2023 meeting, bringing the upper end of the target range to the highest level since 2006. The U.S. Federal Reserve did not increase interest rates at its June 2023 meeting, the first pause in its current rate increase cycle that began in March 2022. However, at its July 2023 meeting, it resumed its monetary tightening by increasing interest rates an additional 25 basis points and forecasted the possibility of one more rate increase before the end of 2023. The U.S. consumer price index decreased during the second quarter of 2023 compared to the first quarter of 2023, with inflation having fallen for twelve consecutive months. Core inflation, which excludes the food and energy sectors, also decreased from the first quarter of 2023 but remains at elevated levels compared to the U.S. Federal Reserve’s target inflation. A tight labor market contributed to the elevated inflation during the second quarter of 2023, though the pace of job creation and real wage growth has slowed.
The sudden disruption in the banking sector in the first quarter of 2023 continued to impact markets during the second quarter of 2023. Silicon Valley Bank and Signature Bank, which were each taken into receivership by the Federal Deposit Insurance Corporation (“FDIC”), contributed to deposit outflows and pressure on share prices for other small regional banks in the United States. During the second quarter of 2023, these pressures contributed to First Republic Bank also being taken into receivership by the FDIC and subsequently sold to JPMorgan Chase & Co. Concerns have risen around tighter lending standards and capital requirements for regional banks and subsequent negative impacts to commercial real estate financing conditions. The long-term impacts of these banking sector disruptions on the broader economy are still uncertain but direct pressures on the market abated towards the end of the second quarter of 2023.
Although our overall exposure to recently closed financial institutions has been limited to date, to the extent banks and other financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, it could negatively affect the value of our investment portfolio or our liquidity if it hinders our ability to access or monetize our existing cash, cash equivalents or investment portfolio. While our business and balance sheet differ substantially from banking institutions that have been the focus of the greatest scrutiny, the operating environment and public trading prices of financial services sector securities can be highly correlated, in particular in times of stress, which may adversely affect the trading price of our common stock and potentially our results of operations.
Given the persistent elevated inflation, supply chain disruptions, evolving U.S. Federal Reserve monetary policy, uncertainty regarding the impacts of the disruption in the banking sector and prolonged geopolitical tensions, it is possible the U.S. economy could fall into a recession in 2023 or 2024. Specific to Genworth, we continue to closely monitor the operating results and financial position of Enact Holdings, particularly related to emerging housing trends. If housing trends move in an unfavorable direction in contrast to our current projections, our liquidity, financial position and results of operations could be adversely impacted.
Trends and conditions
Investments
U.S. Treasury yields increased during the second quarter of 2023 as the U.S. Federal Reserve maintained a restrictive monetary policy. The two-year U.S. Treasury yield rose back to levels prior to the recent banking sector disruption in March 2023, near the highest levels since 2007, and remains higher than the ten-year U.S. Treasury yield by the largest differential in over forty years. Credit markets performed well during the second quarter of 2023 as regional banking sector fears subsided. Credit spreads decreased during the second quarter of 2023 as optimism around avoiding a recession through a soft economic landing fueled positive market sentiment. This sentiment drove lower rated credits to outperform, with spreads decreasing more than higher rated credits during the second quarter of 2023. Corporate borrowers in both the investment grade and below investment grade markets had consistent access to capital markets, with a significant increase in below investment grade issuance during the second quarter of 2023 compared to prior quarters.
As of June 30, 2023, we continue to closely monitor our exposure to the regional banks and commercial real estate in our investment portfolio. We had no exposure to Silicon Valley Bank or Signature Bank. Given the financial distress and significant credit deterioration of First Republic Bank that led to its receivership by the FDIC during the second quarter of 2023, we sold all of our U.S. corporate bond holdings in the troubled bank and recognized a net loss of $9 million in the second quarter of 2023. We also fully impaired our preferred stock position in First Republic Bank. At this time, we believe our investment portfolio is well positioned and any risks to valuations as a result of the pressures in the regional banking system and commercial real estate are manageable.
As of June 30, 2023, our fixed maturity securities portfolio, which was 96% investment grade, comprised 76% of our total invested assets and cash.
Derivatives
As of June 30, 2023, $1.4 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”). The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of June 30, 2023, we posted initial margin of $106 million to our clearing agents, which represented $53 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of June 30, 2023, $10.6 billion notional of our derivatives portfolio was in bilateral over-the-counter derivative transactions pursuant to which we have posted aggregate independent amounts of $475 million and are holding collateral from counterparties in the amount of $25 million.
In July 2017, the United Kingdom Financial Conduct Authority announced its intention to transition away from London Interbank Offered Rate (“LIBOR”), with its full elimination to occur after 2021. The LIBOR tenors, such as the three-month LIBOR, had various phase-out dates with the last committed publication date of June 30, 2023. In December 2022, the Board of Governors of the Federal Reserve System adopted a final rule, which became effective on February 27, 2023. The final rule establishes benchmark rates, based on the Secured Overnight Financing Rate (“SOFR”), to replace LIBOR after its elimination on June 30, 2023. SOFR is calculated and published by the New York Federal Reserve Bank and reflects the combination of three overnight U.S. Treasury Repo Rates. The rate is different from LIBOR, in that it is a risk-free rate, is backward-looking instead of forward-looking, is a secured rate and currently is available primarily as an overnight rate rather than a one-, three- or six-month rate available for LIBOR.
Since the initial announcement, we have terminated our LIBOR-based swaps and entered into alternative rate swaps. In addition, the designated SOFR benchmark rate will replace the current contractual three-month LIBOR rate applied to Genworth Holdings’ junior subordinated notes due in 2066 subsequent to the second quarter of 2023. See “—Liquidity and Capital Resources—Capital resources and financing activities” for additional information. We do not expect a material adverse impact on our results of operations or financial condition from the transition away from LIBOR.

Investment results
The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended June 30,				Increase (decrease)
	2023		2022		2023 vs. 2022
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$567	4.5%	$578	—%	$(11)
Fixed maturity securities—non-taxable	4.9%	1	3.6%	1	1.3%	—
Equity securities	3.2%	3	3.4%	2	(0.2)%	1
Commercial mortgage loans	4.4%	75	4.5%	78	(0.1)%	(3)
Policy loans	9.8%	54	9.7%	51	0.1%	3
Limited partnerships (1)	2.7%	17	6.2%	32	(3.5)%	(15)
Other invested assets (2)	50.7%	70	62.6%	66	(11.9)%	4
Cash, cash equivalents, restricted cash and short-term investments	4.5%	22	0.3%	1	4.2%	21

Gross investment income before expenses and fees	5.0%	809	4.9%	809	0.1%	—
Expenses and fees	(0.1)%	(24)	(0.1)%	(22)	—%	(2)

Net investment income	4.9%	$785	4.8%	$787	0.1%	$(2)

Average invested assets and cash		$64,646		$65,150		$(504)

(1)	Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

	Six months ended June 30,				Increase (decrease)
	2023		2022		2023 vs. 2022
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$1,128	4.5%	$1,158	—%	$(30)
Fixed maturity securities—non-taxable	4.8%	2	3.6%	2	1.2%	—
Equity securities	2.8%	5	3.6%	4	(0.8)%	1
Commercial mortgage loans	4.4%	151	4.6%	159	(0.2)%	(8)
Policy loans	10.0%	109	9.7%	101	0.3%	8
Limited partnerships (1)	3.7%	45	3.9%	39	(0.2)%	6
Other invested assets (2)	51.2%	138	63.2%	129	(12.0)%	9
Cash, cash equivalents, restricted cash and short-term
investments	4.2%	40	0.1%	1	4.1%	39

Gross investment income before expenses and fees	5.0%	1,618	4.9%	1,593	0.1%	25
Expenses and fees	(0.1)%	(46)	(0.1)%	(42)	—%	(4)

Net investment income	4.9%	$1,572	4.8%	$1,551	0.1%	$21

Average invested assets and cash		$64,747		$65,288		$(541)

(1)	Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

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
For the three months ended June 30, 2023, gross annualized weighted-average investment yields increased from relatively unchanged investment income on lower average invested assets. Net investment income included $15 million of lower limited partnership income, $13 million of lower income related to inflation-driven volatility on TIPS and $7 million of lower bond calls and commercial mortgage loan prepayments, partially offset by $7 million of higher income from bank loans in the current year. We also experienced higher returns on our short-term investments mainly due to higher interest rates in the current year.
For the six months ended June 30, 2023, gross annualized weighted-average investment yields increased from higher investment income on lower average invested assets. Net investment income included higher returns on our short-term investments mainly due to higher interest rates, as well as $14 million of higher income from bank loans and $6 million of higher limited partnership income, partially offset by $25 million of lower income related to inflation-driven volatility on TIPS and $15 million of lower bond calls and commercial mortgage loan prepayments.
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2023	2022	2023	2022
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$18	$5	$21	$15
Realized losses	(48)	(9)	(67)	(27)

Net realized gains (losses) on available-for-sale fixed maturity securities	(30)	(4)	(46)	(12)
Net realized gains (losses) on equity securities sold	(1)	—	(1)	—
Net realized gains (losses) on limited partnerships	—	—	—	—

Total net realized investment gains (losses)	(31)	(4)	(47)	(12)

Net change in allowance for credit losses on available-for-sale fixed maturity securities	11	—	(4)	—
Write-down of available-for-sale fixed maturity securities	(1)	—	(1)	(2)
Net unrealized gains (losses) on equity securities still held	21	(26)	32	(32)
Net unrealized gains (losses) on limited partnerships	40	24	40	59
Commercial mortgage loans	—	2	(2)	3
Derivative instruments	(1)	18	11	37
Other	—	5	(1)	8

Net investment gains (losses)	$39	$19	$28	$61

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

•
We recorded $26 million of higher net losses related to the sale of available-for-sale fixed maturity securities in the current year. The three months ended June 30, 2023 included net losses on sales related to regional bank exposure management, including a $15 million realized loss related to the sale of the First Republic Bank U.S. corporate bonds, as well as portfolio repositioning. In connection with the sales, we recorded a reduction to the allowance for credit losses on the associated securities of $11 million, including $6 million related to First Republic Bank, during the three months ended June 30, 2023.

•
We recorded net unrealized gains on equity securities of $21 million during the three months ended June 30, 2023 compared to net unrealized losses of $26 million during the three months ended June 30, 2022 driven by favorable equity market performance in the current year compared to unfavorable performance in the prior year. The three months ended June 30, 2023 included $16 million of higher net unrealized gains on limited partnerships driven by more favorable private equity market performance.

•
Net investment gains related to derivatives of $18 million in the prior year were primarily associated with gains on derivatives used to protect statutory surplus from equity market fluctuations and gains on hedging programs that support our indexed universal life insurance products.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

•
We recorded $34 million of higher net losses related to the sale of available-for-sale fixed maturity securities in the current year. The six months ended June 30, 2023 included net losses on sales related to portfolio repositioning and liquidity management, as well as regional bank exposure management, including a $15 million loss related to the sale of the First Republic Bank U.S. corporate bonds. Net losses for the six months ended June 30, 2022 were principally related to U.S. corporate securities sold to optimize cash at Genworth Holdings.

•
We recorded net unrealized gains on equity securities of $32 million during the six months ended June 30, 2023 compared to net unrealized losses of $32 million during the six months ended June 30, 2022 driven by favorable equity market performance in the current year compared to unfavorable performance in the prior year. The six months ended June 30, 2023 included $19 million of lower net unrealized gains on limited partnerships driven by less favorable private equity market performance. We also recorded an allowance for credit losses on available-for-sale fixed maturity securities of $4 million in the current year.

•
We had $26 million of lower net gains related to derivatives primarily associated with hedging programs that support our fixed indexed annuity and indexed universal life insurance products in the current year, as well as gains on derivatives used to protect statutory surplus from equity market fluctuations in the prior year that did not recur, partially offset by higher forward starting swap gains.

Investment portfolio
The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	June 30, 2023		December 31, 2022
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Available-for-sale fixed maturity securities:
Public	$31,665	52%	$31,757	53%
Private	14,405	24	14,826	24
Equity securities	378	1	319	1
Commercial mortgage loans, net	6,852	11	7,010	11
Policy loans	2,270	4	2,139	3
Limited partnerships	2,585	4	2,331	4
Other invested assets	648	1	566	1
Cash, cash equivalents and restricted cash	2,173	3	1,799	3

Total cash, cash equivalents and invested assets	$60,976	100%	$60,747	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 5 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.
We hold fixed maturity and equity securities, limited partnerships, derivatives, embedded derivatives and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of June 30, 2023, approximately 6% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 7 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.
Fixed maturity securities
As of June 30, 2023, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,459	$97	$(167)	$—	$3,389
State and political subdivisions	2,611	21	(289)	—	2,343
Non-U.S. government	708	15	(98)	—	625
U.S. corporate:
Utilities	4,339	49	(424)	—	3,964
Energy	2,414	36	(202)	—	2,248
Finance and insurance	7,915	54	(843)	—	7,126
Consumer—non-cyclical	4,663	94	(347)	—	4,410
Technology and communications	3,196	49	(311)	—	2,934
Industrial	1,326	15	(117)	—	1,224
Capital goods	2,225	44	(162)	—	2,107
Consumer—cyclical	1,737	16	(139)	—	1,614
Transportation	1,171	33	(87)	—	1,117
Other	311	4	(16)	—	299

Total U.S. corporate	29,297	394	(2,648)	—	27,043

Non-U.S. corporate:
Utilities	813	—	(78)	—	735
Energy	1,043	21	(62)	—	1,002
Finance and insurance	2,054	33	(188)	—	1,899
Consumer—non-cyclical	666	3	(77)	—	592
Technology and communications	977	7	(93)	—	891
Industrial	838	9	(65)	—	782
Capital goods	602	4	(51)	—	555
Consumer—cyclical	239	1	(23)	—	217
Transportation	360	12	(26)	—	346
Other	859	13	(53)	—	819

Total non-U.S. corporate	8,451	103	(716)	—	7,838

Residential mortgage-backed	997	4	(67)	—	934
Commercial mortgage-backed	1,990	1	(297)	(4)	1,690
Other asset-backed	2,351	1	(144)	—	2,208

Total available-for-sale fixed maturity securities	$49,864	$636	$(4,426)	$(4)	$46,070

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

Fixed maturity securities decreased $0.5 billion compared to December 31, 2022 primarily from net sales and maturities, partially offset by a decrease in net unrealized losses related to a decrease in long-term interest rates in the current year.

Other invested assets
The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	June 30, 2023		December 31, 2022
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Bank loan investments	$518	80%	$467	82%
Derivatives	61	9	50	9
Short-term investments	23	4	3	1
Other investments	46	7	46	8

Total other invested assets	$648	100%	$566	100%

Bank loan investments increased from funding of additional investments, partially offset by principal repayments. Short-term investments increased from net purchases.
Derivatives
The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for fixed indexed annuity and indexed universal life embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2022	Additions	Maturities/ terminations	June 30, 2023
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,542	$927	$(115)	$9,354
Foreign currency swaps	Notional	144	—	(13)	131

Total cash flow hedges		8,686	927	(128)	9,485

Total derivatives designated as hedges		8,686	927	(128)	9,485

Derivatives not designated as hedges
Equity index options	Notional	936	339	(466)	809
Financial futures	Notional	1,403	2,889	(2,916)	1,376
Forward bond purchase commitments	Notional	—	275	—	275

Total derivatives not designated as hedges		2,339	3,503	(3,382)	2,460

Total derivatives		$11,025	$4,430	$(3,510)	$11,945

(Number of policies)	Measurement	December 31, 2022	Additions	Maturities/ terminations	June 30, 2023
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	7,315	—	(848)	6,467
Indexed universal life embedded derivatives	Policies	771	—	(15)	756
The increase in the notional value of derivatives was primarily attributable to the addition of interest rate swaps and forward bond purchase commitments that support our long-term care insurance business, partially offset by a decrease in equity index options used to support our fixed indexed annuity products.
The number of policies related to our embedded derivatives decreased as these products are no longer being offered and continue to runoff.

Critical Accounting Estimates
In applying our accounting policies in the preparation of financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect amounts reported in our unaudited condensed consolidated financial statements. As a result of the adoption of LDTI on January 1, 2023, we made significant updates to the estimates and assumptions used to measure our insurance assets and liabilities for long-duration insurance contracts. In accordance with the new guidance, these updates were applied as of January 1, 2021 and therefore the effects of adoption were applied for the years ended December 31, 2022 and 2021.
For a discussion of updates to significant accounting policies related to our insurance assets and liabilities associated with long-duration insurance contracts, see note 2 to our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.” The critical accounting estimates below have changed as a result of LDTI. Critical accounting estimates not impacted by the adoption of LDTI are described in Item 7 of our 2022 Annual Report on Form 10-K.
Future policy benefits.
The liability for future policy benefits is equal to the present value of expected future benefits and expenses, less the present value of expected future net premiums based on assumptions including projected interest rates, health care experience, policyholder persistency or lapses, insured mortality, insured morbidity and expenses. See notes 2 and 10 to our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to the impact of changes in inputs and assumptions on the measurement of the liability for future policy benefits.
Market risk benefits.
Market risk benefits are contracts or contract features that both provide protection to the contractholder from capital market risk while exposing the insurer to other-than-nominal capital market risk. Market risk benefits include certain contract features on fixed and variable annuity products that provide minimum guarantees, in addition to the policyholder account balance, such as guaranteed minimum death benefits, guaranteed minimum withdrawal benefits and guaranteed payout annuity floor benefits. See notes 7 and 13 to our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to the significant inputs, judgements, valuation methods and assumptions, as well as the effects of changes in inputs and assumptions on the measurement of our net market risk benefit liabilities.
Deferred acquisition costs
. As a result of the adoption of LDTI, we no longer consider DAC to be a critical accounting estimate. The measurement and amortization methodology related to DAC is no longer subject to the same degree of variability and DAC is no longer subject to recoverability testing.
Consolidated Balance Sheets
Total assets
. Total assets increased $130 million from $89,714 million as of December 31, 2022 to $89,844 million as of June 30, 2023.

•
Invested assets decreased $145 million primarily attributable to a decrease of $513 million in fixed maturity securities, partially offset by an increase of $254 million in limited partnerships in the current year. The decrease in fixed maturity securities was predominantly related to net sales and maturities, partially offset by an increase in the fair value due to lower interest rates in the current year. Limited partnerships increased largely from capital calls in the current year. The decrease in invested assets was also driven by commercial mortgage loan payments outpacing originations, partially offset by new policy loans outpacing payoffs in our corporate-owned life insurance product in the current year.

•
Cash and cash equivalents increased $374 million primarily from net sales and maturities of fixed maturity securities and repayments of commercial mortgage loans outpacing originations, partially offset by net withdrawals from investment contracts and repurchases of Genworth Financial’s common stock in the current year.

•	Deferred acquisition costs decreased $115 million primarily attributable to amortization in our life insurance and long-term care insurance products in the current year.

•	Separate account assets (and liabilities) increased $116 million primarily due to favorable equity market performance, partially offset by surrenders and withdrawals in the current year.
Total liabilities
. Total liabilities increased $249 million from $81,328 million as of December 31, 2022 to $81,577 million as of June 30, 2023.

•
The liability for future policy benefits increased $1,036 million primarily from a decrease in the single-A interest rate used to discount the liability for future policy benefits and related reinsurance recoverables and from aging of our long-term care insurance in-force block, including higher interest accretion, partially offset by benefit payments outpacing collected premiums. Current year benefit payments were primarily driven by higher new claims and policyholder benefit utilization in our long-term care insurance products, as well as benefit payments in our term life insurance and single premium immediate annuity products.

•
Policyholder account balances decreased $642 million largely driven by product charges, surrenders and benefit payments in our single premium deferred annuity products and our universal and term universal life insurance products in the current year.

•
Market risk benefit liabilities decreased $82 million mostly related to favorable equity market performance, partially offset by attributed fees collected in our variable annuity products in the current year.

•	Other liabilities decreased $80 million largely driven by lower derivative liability valuations due to a decrease in interest rates and from lower employee payroll accruals in the current year.
Total equity
. Total equity decreased $119 million from $8,386 million as of December 31, 2022 to $8,267 million as of June 30, 2023.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $259 million for the six months ended June 30, 2023.

•	Unrealized gains (losses) on investments increased $351 million primarily from a decrease in interest rates in the current year, resulting in an increase to total equity.

•
Change in the discount rate used to measure future policy benefits decreased $561 million largely attributable to a decrease in the single-A interest rate used to discount the liability for future policy benefits and related reinsurance recoverables in the current year, resulting in a decrease to total equity.

•
Treasury stock increased $183 million primarily due to the repurchase of Genworth Financial’s common stock, at cost, including excise taxes and other costs paid in connection with acquiring the shares, resulting in a decrease to total equity in the current year.

Liquidity and Capital Resources
Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Overview of cash flows—Genworth and subsidiaries
The following table sets forth our unaudited condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2023	2022
Net cash from operating activities	$275	$337
Net cash from investing activities	917	535
Net cash used by financing activities	(818)	(719)

Net increase in cash and cash equivalents	$374	$153

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments typically exceed policy acquisition costs, benefits and claims paid, redemptions and operating expenses. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits, claims and expenses paid. Positive cash flows from operating activities are then invested to support the obligations of our insurance and investment products and required capital supporting these products. In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. Changes in cash from financing activities primarily relate to deposits to, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance of debt and equity securities; the repayment or repurchase of borrowings; the repurchase of common stock presented as treasury stock; and other capital transactions.
We had lower cash inflows from operating activities in the current year primarily from higher benefit payments in our long-term care insurance business, partially offset by net cash disbursements in the prior year in connection with the return of cash collateral received from counterparties under our derivative contracts.
We had higher cash inflows from investing activities mainly due to repayments of commercial mortgage loans outpacing originations in the current year compared to originations outpacing repayments in the prior year, partially offset by lower returns of capital from limited partnerships in the current year.
We had higher cash outflows from financing activities in the current year principally from higher repurchases of Genworth Financial’s common stock and net withdrawals from our investment contracts, partially offset by lower repurchases of long-term debt and a prior year settlement payment related to a Tax Matters Agreement with General Electric Company that did not recur. In the current year, Genworth Holdings repurchased $11 million principal amount of its senior notes due in 2034 compared to the repurchase of $130 million principal amount of its senior notes due in 2024 in the prior year.
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
The primary uses of funds at Genworth Financial and Genworth Holdings include payment of principal, interest and other expenses on current and any future borrowings or other obligations, payment of holding company general operating expenses (including employee benefits and taxes), payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt securities, repurchases of Genworth Financial’s common stock and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial.
On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock. Pursuant to the program, during the six months ended June 30, 2023, Genworth Financial repurchased 31,771,972 shares of its common stock at an average price of $5.67 per share for a total of $180 million, excluding excise taxes and other costs paid in connection with acquiring the shares. Genworth Financial also authorized share repurchases through a Rule 10b5-1 trading plan under which 3,703,015 shares of its common stock were repurchased in July 2023 at an average price of $5.40 per share for a total cost of $20 million before excise taxes. On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under its existing share repurchase program, increasing the remaining authorized amount under the program to approximately $436 million. Further repurchases under the authorized program will continue to be funded from holding company capital, as well as future cash flow generation, including expected future capital returns from Genworth Financial’s ownership in Enact Holdings. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through 10b5-1 trading plans. The timing and number of future shares repurchased under the program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
Our future use of liquidity and capital will prioritize future strategic investments in CareScout and returning capital to Genworth Financial’s shareholders through share repurchases (as discussed above). As of June 30, 2023, Genworth Holdings had outstanding $876 million principal of long-term debt. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise. We expect to provide capital to CareScout to help advance our senior care growth initiatives through fee-based services, advice, consulting and other products and services related to the needs of elderly Americans, as well as their caregivers and families. Our initial focus is on care advice and service offerings that help consumers navigate the complex caregiving challenges in the market, which is less capital intensive than insurance product offerings.
As of June 30, 2023, Genworth Holdings had $222 million of unrestricted cash and cash equivalents, with no debt maturities due until June 2034. We believe Genworth Holdings’ unrestricted cash and cash equivalents provide sufficient liquidity to meet its financial obligations over the next twelve months. However, we anticipate paying federal taxes likely starting later in 2023 due to our current projected taxable income and the utilization of our remaining foreign tax credits; therefore, we expect the amount of intercompany cash tax payments retained by Genworth Holdings from its subsidiaries to be lower starting in 2024 as compared to the amounts received during 2022 and 2023. We also expect Genworth Holdings’ liquidity to be significantly impacted by the amounts and timing of future dividends and other forms of capital returns from Enact Holdings, which will be influenced by economic, regulatory factors and other conditions that affect its business. We actively monitor our liquidity position (most notably at Genworth Holdings), liquidity generation options and the credit markets given changing market conditions. For example, although interest rates rose dramatically during 2022, we do not expect a significant impact on our liquidity given the reduction in Genworth Holdings’ debt, which will decrease our future debt service costs. However, we are considering different options to protect against rising interest rates, including entering into interest rate swaps that would hedge the floating rate portion of our 2066 debt. Although our overall exposure to banking sector disruptions has been limited to date, to the extent banks and other financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, including from higher interest rates and the corresponding negative impact on investment spreads, it could negatively affect our liquidity or our investment portfolio, particularly if it hinders our ability to access or monetize our existing cash, cash equivalents and investments. Genworth Holdings’ cash management target is to maintain a cash buffer of two times expected annual external debt interest payments. Genworth Holdings may move below or above this targeted cash buffer during any given quarter due to the timing of cash outflows and inflows or from future actions. Management of Genworth Financial continues to evaluate Genworth Holdings’ target level of liquidity as circumstances warrant.
Enact Holdings continues to evaluate its capital allocation strategy to consistently support its existing policyholders, grow its mortgage insurance business, fund attractive new business opportunities and return capital to shareholders. In addition to its quarterly cash dividend program, on November 1, 2022, Enact Holdings announced the approval by its board of directors of a share repurchase program under which Enact Holdings may repurchase up to $75 million of its outstanding common stock, and Genworth Holdings agreed to participate in order to maintain its overall ownership at its current level. As the majority shareholder, Genworth Holdings received $91 million of capital returns from Enact Holdings during the first half of 2023. On August 1, 2023, Enact Holdings announced the authorization of a new share repurchase program under which Enact Holdings may repurchase up to an additional $100 million of its common stock. Genworth Holdings has agreed to participate in order to maintain its overall ownership at its current level. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Enact Holdings’ stock price and trading volume, and general business and market conditions, among other factors. Future dividends will be subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial and will also be dependent on a variety of economic, market and business conditions, among other considerations.
Genworth Holdings—changes in liquidity
Genworth Holdings had $222 million and $307 million of cash and cash equivalents as of June 30, 2023 and December 31, 2022, respectively. The decrease in Genworth Holdings’ cash and cash equivalents was principally driven by $180 million of Genworth Financial’s common stock repurchases, partially offset by $91 million of capital returns from Enact Holdings in the current year, as discussed above.
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

During the six months ended June 30, 2023, Genworth Holdings repurchased $11 million principal amount of its 6.50% senior notes due in June 2034 for a pre-tax gain of $1 million and paid accrued interest thereon.
In December 2022, the Board of Governors of the Federal Reserve System adopted a final rule that became effective on February 27, 2023. The final rule established benchmark rates, based on SOFR, that replaced LIBOR after its elimination on June 30, 2023. Pursuant to the final rule, Genworth Holdings’ floating rate junior subordinated notes due in 2066, which currently have an annual interest rate equal to three-month LIBOR plus 2.0025%, will transition in the third quarter of 2023 to an annual interest rate equal to the three-month Term SOFR Reference Rate, plus a tenor spread adjustment of 0.26161%, plus an additional spread of 2.0025%. We do not expect this change to have a material impact on our interest expense included in net income.
Regulated insurance subsidiaries
The liquidity requirements of our regulated insurance subsidiaries principally relate to the liabilities associated with their various insurance and investment products, operating costs and expenses, the payment of dividends to us, contributions to their subsidiaries, payment of principal and interest on their outstanding debt obligations and income taxes. Liabilities arising from insurance and investment products include the payment of benefits and claims, as well as cash payments in connection with policy surrenders and withdrawals, policy loans and obligations to redeem funding agreements. Given the challenging macroeconomic environment during 2022 and through the second quarter of 2023, employee costs were higher driven in part by high inflation, the competitive labor market and low labor participation. Additionally, in our long-term care insurance business, we have observed an increase in the cost of care principally attributable to elevated inflation. These inflationary impacts have not had a significant impact on our liquidity to date; however, we have experienced elevated benefit utilization in our long-term care insurance business, which could have a material adverse impact on our liquidity, results of operations and financial condition if it persists. We will continue to monitor macroeconomic trends, including inflation, to help mitigate any potential adverse impacts to our liquidity.
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
Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are typically matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are typically matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of June 30, 2023, our total cash, cash equivalents and invested assets were $61.0 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, bank loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 44% of the carrying value of our total cash, cash equivalents and invested assets as of June 30, 2023.
Off-balance sheet commitments, guarantees and contractual obligations
As of June 30, 2023, we were committed to fund $1,399 million in limited partnership investments, $153 million of bank loan investments and $17 million in private placement investments. We were not committed to fund any commercial mortgage loan investments as of June 30, 2023.

As of June 30, 2023, there have been no material additions or changes to guarantees provided by Genworth Financial and Genworth Holdings or to our contractual obligations as compared to the amounts disclosed within our 2022 Annual Report on Form 10-K filed on February 28, 2023.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 solely because of a material weakness in controls with respect to the accounting for cash payments made to policyholders who elect certain reduced benefit options in connection with certain long-term care insurance legal settlements as part of the adoption of the new accounting guidance for long-duration insurance contracts.
We have determined that, as of the date of this filing, we have fully remediated this material weakness in our internal control over financial reporting with respect to accounting for the legal settlement payments. The remedial actions included:

•	A review of the terms for the long-term care insurance legal settlements to ensure all elements with financial implications have been properly accounted for under LDTI for all periods presented; and

•
Execution of controls to validate the assumptions related to legal settlement payments were appropriately included
in the model for the calculation of the liability for future policy benefits for all periods impacted.

In connection with this Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.
In addition, at the time that our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 was filed on May 5, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2023. Based on the evaluation as of June 30, 2023 referred to above, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of March 31, 2023, solely for the reason noted above. However, we have concluded that the existence of this material weakness, which has now been remediated, did not result in a material misstatement of the financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as initially filed on May 5, 2023.
Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2023
For the three months ended June 30, 2023, we implemented new internal controls as a result of the correction disclosed
in note 1 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” as discussed above.
There have been no other changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See note 18 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.
Item 1A. Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2022 Annual Report on Form 10-K, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of June 30, 2023. For additional information regarding the MOVEit Cybersecurity Incident, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Developments and Strategic Highlights.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Common Stock
The following table sets forth information regarding Genworth Financial’s share repurchases during the three months ended June 30, 2023:

(Dollar amounts in millions, except share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar amount of shares that may yet be purchased under the program (1)
April 1, 2023 through April 30, 2023	9,121,315	$5.48	9,121,315	$168
May 1, 2023 through May 31, 2023	11,084,291	$5.41	11,084,291	$108
June 1, 2023 through June 30, 2023	341,518	$5.86	341,518	$106

Total	20,547,124		20,547,124

(1)
On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock. On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under the existing program. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and number of shares repurchased under the program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time. For additional information on the share repurchase program, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 5. Other Information
During the three months ended June 30, 2023,
no
directors or officers of Genworth adopted or terminated any contract, instruction or written plan for the purchase or sale of Genworth’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non-Rule
10b5-1
trading arrangement” as defined under the securities laws.

Item 6. Exhibits

Number	Description
10.1§	Form of 2023 Director Restricted Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Jerome T. Upton (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Jerome T. Upton (filed herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

§	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)

Date: August 9, 2023	By:	/s/ Cristina E. Ahn
Cristina E. Ahn
Vice President and Controller (Principal Accounting Officer)

163