Form 10-Q
period 2023-09-30
GENWORTH FINANCIAL INC
filed 2023-11-09
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
281
-
600
0
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
As of November
2
, 2023, 451,004,727 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value and share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
		(As adjusted)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $49,855 and $50,834, respectively, and allowance for credit losses of $6 and $—, respectively, as of September 30, 2023 and December 31, 2022)	$43,968	$46,583
Equity securities, at fair value	363	319
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4 as of September 30, 2023 and December 31, 2022)	6,818	7,032
Less: Allowance for credit losses	(25)	(22)

Commercial mortgage loans, net	6,793	7,010
Policy loans	2,233	2,139
Limited partnerships	2,699	2,331
Other invested assets	645	566

Total investments	56,701	58,948
Cash, cash equivalents and restricted cash	1,993	1,799
Accrued investment income	620	643
Deferred acquisition costs	2,042	2,211
Intangible assets	199	203
Reinsurance recoverable	17,623	19,059
Less: Allowance for credit losses	(28)	(63)

Reinsurance recoverable, net	17,595	18,996
Other assets	453	488
Deferred tax asset	1,580	1,983
Market risk benefit assets	39	26
Separate account assets	4,244	4,417

Total assets	$85,466	$89,714

Liabilities and equity
Liabilities:
Future policy benefits	$51,740	$55,407
Policyholder account balances	15,590	16,564
Market risk benefit liabilities	579	748
Liability for policy and contract claims	631	683
Unearned premiums	162	203
Other liabilities	2,038	1,687
Long-term borrowings	1,602	1,611
Separate account liabilities	4,244	4,417
Liabilities related to discontinued operations	2	8

Total liabilities	76,588	81,328

Commitments and contingencies (Note 19)
Equity:
Class A common stock, $0.001 par value; 1,500,000,000 shares authorized; 603,151,611 and 600,036,269 shares issued as of September 30, 2023 and December 31, 2022, respectively; 452,722,552 and 495,446,960 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	11,877	11,869
Accumulated other comprehensive income (loss)	(2,220)	(2,614)
Retained earnings	1,426	1,139
Treasury stock, at cost (150,429,059 and 104,589,309 shares as of September 30, 2023 and December 31, 2022, respectively)	(3,028)	(2,764)

Total Genworth Financial, Inc.’s stockholders’ equity	8,056	7,631
Noncontrolling interests	822	755

Total equity	8,878	8,386

Total liabilities and equity	$85,466	$89,714

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
		(As Adjusted)		(As Adjusted)
Revenues:
Premiums	$915	$929	$2,732	$2,762
Net investment income	801	808	2,373	2,359
Net investment gains (losses)	(43)	(58)	(15)	3
Policy fees and other income	158	169	487	504

Total revenues	1,831	1,848	5,577	5,628

Benefits and expenses:
Benefits and other changes in policy reserves	1,199	1,159	3,550	3,094
Liability remeasurement (gains) losses	116	17	171	(23)
Changes in fair value of market risk benefits and associated hedges	(24)	(27)	(26)	(48)
Interest credited	127	128	379	379
Acquisition and operating expenses, net of deferrals	228	245	694	1,060
Amortization of deferred acquisition costs and intangibles	65	80	201	252
Interest expense	30	26	88	78

Total benefits and expenses	1,741	1,628	5,057	4,792

Income from continuing operations before income taxes	90	220	520	836
Provision for income taxes	30	54	140	200

Income from continuing operations	60	166	380	636
Income from discontinued operations, net of taxes	—	5	2	2

Net income	60	171	382	638
Less: net income from continuing operations attributable to noncontrolling interests	31	35	94	103
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—

Net income available to Genworth Financial, Inc.’s common stockholders	$29	$136	$288	$535

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$29	$131	$286	$533
Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	5	2	2

Net income available to Genworth Financial, Inc.’s common stockholders	$29	$136	$288	$535

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.06	$0.26	$0.60	$1.05

Diluted	$0.06	$0.26	$0.59	$1.04

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.06	$0.27	$0.61	$1.05

Diluted	$0.06	$0.27	$0.60	$1.04

Weighted-average common shares outstanding:
Basic	460.5	503.8	475.3	507.0

Diluted	466.0	509.3	481.4	513.6

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
		(As adjusted)		(As adjusted)
Net income	$60	$171	$382	$638
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(1,732)	(2,517)	(1,374)	(10,181)
Net unrealized gains (losses) on securities with an allowance for credit losses	—	—	—	—
Derivatives qualifying as hedges	(427)	(135)	(473)	(715)
Change in discount rate used to measure future policy benefits	2,790	3,282	2,229	14,033
Change in instrument-specific credit risk of market risk benefits	3	1	4	4
Foreign currency translation and other adjustments	(3)	—	5	(12)

Total other comprehensive income (loss)	631	631	391	3,129

Total comprehensive income	691	802	773	3,767
Less: comprehensive income attributable to noncontrolling interests	21	10	91	9

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$670	$792	$682	$3,758

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)
(Unaudited)

	Three months ended September 30, 2023
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of June 30, 2023	$1	$11,869	$(2,861)	$1,398	$(2,947)	$7,460	$807	$8,267
Repurchase of subsidiary shares	—	—	—	—	—	—	(1)	(1)
Comprehensive income (loss):
Net income	—	—	—	29	—	29	31	60
Other comprehensive income (loss), net of taxes	—	—	641	—	—	641	(10)	631

Total comprehensive income						670	21	691
Treasury stock acquired in connection with share repurchases	—	—	—	—	(81)	(81)	—	(81)
Dividends to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Stock-based compensation expense and exercises and other	—	8	—	(1)	—	7	—	7

Balances as of September 30, 2023	$1	$11,877	$(2,220)	$1,426	$(3,028)	$8,056	$822	$8,878

	Three months ended September 30, 2022
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of June 30, 2022 (as adjusted)	$1	$11,859	$(3,288)	$624	$(2,715)	$6,481	$751	$7,232
Comprehensive income (loss):
Net income	—	—	—	136	—	136	35	171
Other comprehensive income (loss), net of taxes	—	—	656	—	—	656	(25)	631

Total comprehensive income						792	10	802
Treasury stock acquired in connection with share repurchases	—	—	—	—	(19)	(19)	—	(19)
Dividends to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Stock-based compensation expense and exercises and other	—	6	—	—	—	6	1	7

Balances as of September 30, 2022 (as adjusted)	$1	$11,865	$(2,632)	$760	$(2,734)	$7,260	$758	$8,018

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY, CONTINUED
(Amounts in millions)
(Unaudited)

	Nine months ended September 30, 2023
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2022 (as adjusted)	$1	$11,869	$(2,614)	$1,139	$(2,764)	$7,631	$755	$8,386
Repurchase of subsidiary shares	—	—	—	—	—	—	(13)	(13)
Comprehensive income (loss):
Net income	—	—	—	288	—	288	94	382
Other comprehensive income (loss), net of taxes	—	—	394	—	—	394	(3)	391

Total comprehensive income						682	91	773
Treasury stock acquired in connection with share repurchases	—	—	—	—	(264)	(264)	—	(264)
Dividends to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
Stock-based compensation expense and exercises and other	—	8	—	(1)	—	7	3	10

Balances as of September 30, 2023	$1	$11,877	$(2,220)	$1,426	$(3,028)	$8,056	$822	$8,878

	Nine months ended September 30, 2022
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2021 (as adjusted)	$1	$11,858	$(5,855)	$225	$(2,700)	$3,529	$756	$4,285
Comprehensive income (loss):
Net income	—	—	—	535	—	535	103	638
Other comprehensive income (loss), net of taxes	—	—	3,223	—	—	3,223	(94)	3,129

Total comprehensive income						3,758	9	3,767
Treasury stock acquired in connection with share repurchases	—	—	—	—	(34)	(34)	—	(34)
Dividends to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Stock-based compensation expense and exercises and other	—	7	—	—	—	7	1	8

Balances as of September 30, 2022 (as adjusted)	$1	$11,865	$(2,632)	$760	$(2,734)	$7,260	$758	$8,018

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine months ended September 30,
	2023	2022
		(As adjusted)
Cash flows from (used by) operating activities:
Net income	$382	$638
Less income from discontinued operations, net of taxes	(2)	(2)
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums	(84)	(127)
Net investment (gains) losses	15	(3)
Changes in fair value of market risk benefits and associated hedges	(26)	(48)
Charges assessed to policyholders	(430)	(438)
Acquisition costs deferred	(6)	(10)
Amortization of deferred acquisition costs and intangibles	201	252
Deferred income taxes	135	200
Derivative instruments, limited partnerships and other	(378)	(250)
Stock-based compensation expense	37	29
Change in certain assets and liabilities:
Accrued investment income and other assets	(124)	(105)
Insurance reserves	903	995
Current tax liabilities	(5)	(4)
Other liabilities, policy and contract claims and other policy-related balances	(166)	(451)
Cash used by operating activities—discontinued operations	(2)	(31)

Net cash from operating activities	450	645

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	1,676	2,154
Commercial mortgage loans	386	514
Limited partnerships and other invested assets	102	146
Proceeds from sales of investments:
Fixed maturity and equity securities	1,533	2,061
Purchases and originations of investments:
Fixed maturity and equity securities	(2,187)	(3,222)
Commercial mortgage loans	(178)	(765)
Limited partnerships and other invested assets	(432)	(491)
Short-term investments, net	(15)	24
Policy loans, net	66	31
Other	(38)	—

Net cash from investing activities	913	452

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	437	466
Withdrawals from universal life and investment contracts	(1,308)	(1,190)
Repayment and repurchase of long-term debt	(11)	(284)
Repurchase of subsidiary shares	(13)	—
Treasury stock acquired in connection with share repurchases	(261)	(34)
Dividends paid to noncontrolling interests	(14)	(8)
Other, net	—	(57)

Net cash used by financing activities	(1,170)	(1,107)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	—

Net change in cash, cash equivalents and restricted cash	194	(10)
Cash, cash equivalents and restricted cash at beginning of period	1,799	1,571

Cash, cash equivalents and restricted cash at end of period	1,993	1,561
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$1,993	$1,561

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
On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock. On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under the existing share repurchase program. Pursuant to the program, during the nine months ended September 30, 2023, Genworth Financial repurchased 45,839,750 shares of its common stock at an average price of $5.68 per share for a total cost of $264 million, including excise taxes and other costs paid in connection with acquiring the shares. The repurchased shares were recorded at cost and presented as treasury stock in a separate caption in equity in our condensed consolidated balance sheets. Genworth Financial also authorized share repurchases through a Rule
10b5-1
trading plan under which 1,717,825 shares of its common stock were repurchased during October 2023 at an average price of $5.82 per share for a total cost of $10 million before excise taxes, leaving approximately $366 million authorized amount remaining under the share repurchase program as of October 31, 2023. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including through Rule
10b5-1
trading plans. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
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
We adopted this new accounting guidance using the modified retrospective transition method for all topics except for market risk benefits (“MRBs”), which was required to be applied using the retrospective transition method. The modified retrospective transition method generally results in applying the guidance to contracts on the basis of existing carrying values as of January 1, 2021 (the “Transition Date”). The new accounting guidance, for all topics, was applied as of the Transition Date with an adjustment to beginning retained earnings and accumulated other comprehensive income (loss). In addition, prior period financial information has been re-presented
in accordance

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

with the new accounting standard. As of the Transition Date, we decreased total stockholders’ equity by $13.7 billion after-tax.
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
As a result of adopting this new accounting guidance, our insurance assets and liabilities have been sensitive to movements in interest rates, which will likely result in continued volatility to our stockholders’ equity. Refer to note 20 for additional detail related to the impact changes in interest rates have had on our accumulated other comprehensive income (loss) resulting from updating the discount rate used to measure the liability for future policy benefits and related reinsurance recoverables.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Key Area Impacted	Change to Accounting Policy	Policy Elections and Other Significant Matters
MRBs, which include contracts or contract features that protect the policyholder’s account balance and expose the insurer to other-than-nominal capital market risk, such as guaranteed minimum death benefits (“GMDBs”), guaranteed minimum withdrawal benefits (“GMWBs”) and guaranteed payout annuity floor benefits (“GPAFs”)	MRBs are measured at fair value with changes related to instrument-specific credit risk recorded as a separate component in accumulated other comprehensive income (loss) and remaining changes recorded in net income (loss).	For additional details, see notes 7 and 13.

Liability for future policy benefits – level of aggregation	For the purpose of calculating the net premium ratio used to measure the liability for future policy benefits, long-duration insurance contracts are grouped into annual cohorts on the basis of original contract issue date. For acquired contracts, the acquisition date is considered the original contract issue date. The net premium ratio for long-duration traditional and limited-payment contracts is the ratio of expected benefits less the existing carrying value of reserves to gross premiums.	Traditional and limited-payment long-duration insurance contracts are generally grouped into annual calendar-year cohorts based on the contract issue date, product type and company. Limited-payment contracts are grouped into cohorts separately from other traditional products and riders are combined with the associated base policies. Certain products may also be grouped by acquisition date for acquired contracts and reinsurance treaty effective date for reinsurance recoverables.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Key Area Impacted	Change to Accounting Policy	Policy Elections and Other Significant Matters
Liability for future policy benefits – cash flow assumptions
All cash flow assumptions used to estimate the liability for future policy benefits (including health care experience, policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force
from one period to the next), insured mortality (i.e., life expectancy or longevity), insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates), and benefit reductions associated with our long-term care insurance in-force
rate actions and legal settlements as well as cash payments made to policyholders who elect certain reduced benefit options in connection with legal settlements, referred to as settlement payments) are reviewed at least annually in the same period each year or more frequently if actual experience indicates a change is required. Changes in cash flow assumptions are recorded using a retrospective approach with a cumulative catch-up
adjustment by recalculating the net premium ratio (which is capped at 100%) using actual historical and updated future cash flow assumptions. The liability for future policy benefits is recalculated using the revised net premium ratio and locked-in
discount rate as of the beginning of the current reporting period and compared to the carrying amount as of the beginning of the current reporting period using the previous net premium ratio and locked-in
discount rate, with any difference recorded as a remeasurement gain (loss).

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
Liability for future policy benefits – deferred profit liability
A deferred profit liability is established for limited-payment products at the time of contract issuance for any amount of gross premiums received in excess of net premiums, which is amortized into net income (loss) in proportion to insurance in-force
for life insurance products and expected future benefit payments for fixed annuity products. Cash flow assumptions related to the deferred profit liability are consistent with the assumptions used to estimate the related liability for future policy benefits and are updated at the same time.

The deferred profit liability is recalculated using updated cash flow assumptions as of the beginning of the current reporting period and compared to the current carrying amount as of the beginning of the current reporting period, with any difference recorded in net income (loss).

Policyholder account balances – additional insurance liabilities
Additional insurance liabilities are established for guarantees or certain product features not classified as MRBs or embedded derivatives. The remeasurement of additional insurance liabilities based on a revised benefit ratio is recorded as liability remeasurement (gains) losses in current period net income (loss).

The calculation of additional insurance liabilities also includes investment performance. Therefore, the impacts from net unrealized investment gains and losses on available for-sale
investment securities backing additional insurance liabilities are required to be analyzed, as if those unrealized investment gains and losses were realized. These “shadow adjustments” result in the recognition of unrealized gains and losses on additional insurance liabilities in a manner consistent with unrealized gains and losses on available-for-sale
investment securities, which are recorded in accumulated other comprehensive income (loss).
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impacted lines of the condensed consolidated statements of income for the three and nine months ended September 30, 2022 reflecting the impact of adopting LDTI on January 1, 2023:

	Three months ended September 30, 2022			Nine months ended September 30, 2022
(Amounts in millions, except per share amounts)	As originally reported	Effect of adopting LDTI	As adjusted	As originally reported	Effect of adopting LDTI	As adjusted
Revenues:
Premiums	$934	$(5)	$929	$2,792	$(30)	$2,762
Net investment gains (losses)	(69)	11	(58)	(33)	36	3
Policy fees and other income	166	3	169	494	10	504
Total revenues	1,839	9	1,848	5,612	16	5,628
Benefits and expenses:
Benefits and other changes in policy reserves	1,180	(21)	1,159	3,083	11	3,094
Liability remeasurement (gains) losses	—	17	17	—	(23)	(23)
Changes in fair value of market risk benefits and associated hedges	—	(27)	(27)	—	(48)	(48)
Interest credited	128	—	128	378	1	379
Acquisition and operating expenses, net of deferrals	240	5	245	1,100	(40)	1,060
Amortization of deferred acquisition costs and intangibles	79	1	80	255	(3)	252
Total benefits and expenses	1,653	(25)	1,628	4,894	(102)	4,792
Income from continuing operations before income taxes	186	34	220	718	118	836
Provision for income taxes	52	2	54	183	17	200
Income from continuing operations	134	32	166	535	101	636
Net income	139	32	171	537	101	638
Net income available to Genworth Financial, Inc.’s common stockholders	104	32	136	434	101	535
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	99	32	131	432	101	533
Net income available to Genworth Financial, Inc.’s common stockholders	104	32	136	434	101	535
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	0.20	0.06	0.26	0.85	0.20	1.05
Diluted	0.19	0.07	0.26	0.84	0.20	1.04
Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	0.21	0.06	0.27	0.86	0.19	1.05
Diluted	0.20	0.07	0.27	0.85	0.19	1.04

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impacted lines of the condensed consolidated statement of cash flows for the nine months ended September 30, 2022 reflecting the impact of adopting LDTI on January 1, 2023:

(Amounts in millions)	As originally reported	Effect of adopting LDTI	As adjusted
Cash flows from (used by) operating activities:
Net income	$537	$101	$638
Adjustments to reconcile net income to net cash from operating activities:
Net investment (gains) losses	33	(36)	(3)
Changes in fair value of market risk benefits and associated hedges	—	(48)	(48)
Charges assessed to policyholders	(444)	6	(438)
Acquisition costs deferred	—	(10)	(10)
Amortization of deferred acquisition costs and intangibles	255	(3)	252
Deferred income taxes	183	17	200
Change in certain assets and liabilities:
Accrued investment income and other assets	(104)	(1)	(105)
Insurance reserves	717	278	995
Other liabilities, policy and contract claims and other policy-related balances	(147)	(304)	(451)
Net cash from operating activities	645	—	645
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Earnings Per Share
Basic and diluted earnings per share are calculated by dividing each income category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2023	2022	2023	2022

Weighted-average common shares used in basic earnings per share calculations	460.5	503.8	475.3	507.0
Potentially dilutive securities:
Stock options, restricted stock units and other equity-based awards	5.5	5.5	6.1	6.6

Weighted-average common shares used in diluted earnings per share calculations	466.0	509.3	481.4	513.6

Income from continuing operations:
Income from continuing operations	$60	$166	$380	$636
Less: net income from continuing operations attributable to noncontrolling interests	31	35	94	103

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$29	$131	$286	$533

Basic per share	$0.06	$0.26	$0.60	$1.05

Diluted per share	$0.06	$0.26	$0.59	$1.04

Income from discontinued operations:
Income from discontinued operations, net of taxes	$—	$5	$2	$2
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—

Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$—	$5	$2	$2

Basic per share	$—	$0.01	$—	$—

Diluted per share	$—	$0.01	$—	$—

Net income:
Income from continuing operations	$60	$166	$380	$636
Income from discontinued operations, net of taxes	—	5	2	2

Net income	60	171	382	638
Less: net income attributable to noncontrolling interests	31	35	94	103

Net income available to Genworth Financial, Inc.’s common stockholders	$29	$136	$288	$535

Basic per share (1)	$0.06	$0.27	$0.61	$1.05

Diluted per share (1)	$0.06	$0.27	$0.60	$1.04

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2023	2022	2023	2022
Fixed maturity securities—taxable	$559	$576	$1,687	$1,734
Fixed maturity securities—non-taxable	1	2	3	4
Equity securities	1	3	6	7
Commercial mortgage loans	76	81	227	240
Policy loans	58	55	167	156
Limited partnerships	31	38	76	77
Other invested assets	69	67	207	196
Cash, cash equivalents, restricted cash and short-term investments	28	7	68	8

Gross investment income before expenses and fees	823	829	2,441	2,422
Expenses and fees	(22)	(21)	(68)	(63)

Net investment income	$801	$808	$2,373	$2,359

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2023	2022	2023	2022
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$5	$11	$26	$26
Realized losses	(16)	(38)	(83)	(65)

Net realized gains (losses) on available-for-sale fixed maturity securities	(11)	(27)	(57)	(39)
Net realized gains (losses) on equity securities sold	—	—	(1)	—
Net realized gains (losses) on limited partnerships	—	—	—	—

Total net realized investment gains (losses)	(11)	(27)	(58)	(39)

Net change in allowance for credit losses on available-for-sale fixed maturity securities	(2)	—	(6)	—
Write-down of available-for-sale fixed maturity securities (1)	—	—	(1)	(2)
Net unrealized gains (losses) on equity securities still held	(12)	(14)	20	(46)
Net unrealized gains (losses) on limited partnerships	14	(24)	54	35
Commercial mortgage loans	(1)	—	(3)	3
Derivative instruments (2)	(28)	7	(17)	44
Other	(3)	—	(4)	8

Net investment gains (losses)	$(43)	$(58)	$(15)	$3

(1)	Represents write-down of securities deemed uncollectible or that we intend to sell or will be required to sell prior to recovery of the amortized cost basis.
(2)	See note 6 for additional information on the impact of derivative instruments included in net investment gains (losses).
See Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2022 Annual Report on Form
10-K
for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale
fixed maturity securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the allowance for credit losses aggregated by security type for available-for-sale
fixed maturity securities as of and for the three months ended September 30, 2023:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
Commercial mortgage- backed	$4	$1	$1	$—	$—	$—	$—	$6

Total available-for-sale fixed maturity securities	$4	$1	$1	$—	$—	$—	$—	$6

The following table represents the allowance for credit losses aggregated by security type for available-for-sale
fixed maturity securities as of and for the nine months ended September 30, 2023:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
U.S. corporate	$—	$9	$—	$(7)	$—	$(2)	$—	$—
Commercial mortgage-backed	—	7	1	(2)	—	—	—	6

Total available-for-sale fixed maturity securities	$—	$16	$1	$(9)	$—	$(2)	$—	$6

There was no allowance for credit losses related to our
available-for-sale
fixed maturity securities as of and for the three and nine months ended September 30, 2022.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on
available-for-sale
investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	September 30, 2023	December 31, 2022
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses	$(5,881)	$(4,251)
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses	—	—
Adjustments to policyholder contract balances	104	68
Income taxes, net	925	705

Net unrealized investment gains (losses)	(4,852)	(3,478)
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	(74)	(71)

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(4,778)	$(3,407)

The change in net unrealized gains (losses) on
available-for-sale
investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2023	2022	2023	2022
Beginning balance	$(3,056)	$(1,518)	$(3,407)	$6,077
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	(2,102)	(3,098)	(1,687)	(12,941)
Adjustments to policyholder contract balances	42	52	36	212
Provision for income taxes	319	508	232	2,517

Change in unrealized gains (losses) on investment securities	(1,741)	(2,538)	(1,419)	(10,212)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(2), $(6), $(12) and $(8)	9	21	45	31

Change in net unrealized investment gains (losses)	(1,732)	(2,517)	(1,374)	(10,181)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(10)	(25)	(3)	(94)

Ending balance	$(4,778)	$(4,010)	$(4,778)	$(4,010)

Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d) Fixed Maturity Securities
As of September 30, 2023, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,498	$6	$(392)	$—	$3,112
State and political subdivisions	2,566	5	(407)	—	2,164
Non-U.S. government	699	9	(125)	—	583
U.S. corporate:
Utilities	4,454	13	(611)	—	3,856
Energy	2,454	18	(265)	—	2,207
Finance and insurance	7,920	22	(1,069)	—	6,873
Consumer—non-cyclical	4,632	32	(538)	—	4,126
Technology and communications	3,212	26	(444)	—	2,794
Industrial	1,309	8	(168)	—	1,149
Capital goods	2,255	19	(235)	—	2,039
Consumer—cyclical	1,736	6	(194)	—	1,548
Transportation	1,181	16	(131)	—	1,066
Other	320	1	(23)	—	298

Total U.S. corporate	29,473	161	(3,678)	—	25,956

Non-U.S. corporate:
Utilities	809	—	(90)	—	719
Energy	1,054	10	(86)	—	978
Finance and insurance	2,045	22	(223)	—	1,844
Consumer—non-cyclical	688	1	(107)	—	582
Technology and communications	974	1	(135)	—	840
Industrial	853	2	(86)	—	769
Capital goods	593	1	(70)	—	524
Consumer—cyclical	241	—	(30)	—	211
Transportation	359	7	(32)	—	334
Other	819	3	(69)	—	753

Total non-U.S. corporate	8,435	47	(928)	—	7,554

Residential mortgage-backed	974	1	(84)	—	891
Commercial mortgage-backed	1,868	1	(360)	(6)	1,503
Other asset-backed	2,342	1	(138)	—	2,205

Total available-for-sale fixed maturity securities	$49,855	$231	$(6,112)	$(6)	$43,968

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of September 30, 2023:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1,254	$(47)	69	$1,337	$(345)	52	$2,591	$(392)	121
State and political subdivisions	476	(23)	81	1,448	(384)	314	1,924	(407)	395
Non-U.S. government	59	(3)	15	425	(122)	85	484	(125)	100
U.S. corporate	5,898	(355)	894	16,088	(3,323)	2,663	21,986	(3,678)	3,557
Non-U.S. corporate	1,417	(66)	182	5,062	(862)	820	6,479	(928)	1,002
Residential mortgage-backed	360	(12)	194	455	(72)	174	815	(84)	368
Commercial mortgage-backed	48	(3)	13	1,425	(357)	283	1,473	(360)	296
Other asset-backed	287	(5)	103	1,718	(133)	419	2,005	(138)	522

Total for fixed maturity securities in an unrealized loss position	$9,799	$(514)	1,551	$27,958	$(5,598)	4,810	$37,757	$(6,112)	6,361

% Below cost:
<20% Below cost	$9,720	$(486)	1,537	$18,962	$(2,332)	3,283	$28,682	$(2,818)	4,820
20%-50% Below cost	79	(28)	14	8,995	(3,265)	1,526	9,074	(3,293)	1,540
>50% Below cost	—	—	—	1	(1)	1	1	(1)	1

Total for fixed maturity securities in an unrealized loss position	$9,799	$(514)	1,551	$27,958	$(5,598)	4,810	$37,757	$(6,112)	6,361

Investment grade	$9,581	$(508)	1,525	$26,633	$(5,377)	4,547	$36,214	$(5,885)	6,072
Below investment grade	218	(6)	26	1,325	(221)	263	1,543	(227)	289

Total for fixed maturity securities in an unrealized loss position	$9,799	$(514)	1,551	$27,958	$(5,598)	4,810	$37,757	$(6,112)	6,361

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses has not been recorded, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of September 30, 2023:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$1,404	$(69)	188	$1,963	$(542)	356	$3,367	$(611)	544
Energy	472	(30)	85	1,263	(235)	221	1,735	(265)	306
Finance and insurance	1,318	(83)	194	4,920	(986)	753	6,238	(1,069)	947
Consumer—non-cyclical	917	(62)	119	2,326	(476)	372	3,243	(538)	491
Technology and communications	486	(35)	98	2,011	(409)	337	2,497	(444)	435
Industrial	270	(19)	34	695	(149)	139	965	(168)	173
Capital goods	345	(16)	64	1,149	(219)	182	1,494	(235)	246
Consumer—cyclical	340	(21)	58	1,044	(173)	177	1,384	(194)	235
Transportation	218	(18)	40	586	(113)	101	804	(131)	141
Other	128	(2)	14	131	(21)	25	259	(23)	39

Subtotal, U.S. corporate securities	5,898	(355)	894	16,088	(3,323)	2,663	21,986	(3,678)	3,557

Non-U.S. corporate:
Utilities	102	(6)	8	616	(84)	80	718	(90)	88
Energy	264	(13)	28	459	(73)	75	723	(86)	103
Finance and insurance	262	(14)	35	1,328	(209)	237	1,590	(223)	272
Consumer—non-cyclical	81	(5)	14	463	(102)	72	544	(107)	86
Technology and communications	161	(7)	20	622	(128)	98	783	(135)	118
Industrial	209	(11)	40	437	(75)	74	646	(86)	114
Capital goods	145	(5)	18	358	(65)	53	503	(70)	71
Consumer—cyclical	—	—	—	184	(30)	35	184	(30)	35
Transportation	—	—	—	205	(32)	33	205	(32)	33
Other	193	(5)	19	390	(64)	63	583	(69)	82

Subtotal, non-U.S. corporate securities	1,417	(66)	182	5,062	(862)	820	6,479	(928)	1,002

Total for corporate securities in an unrealized loss position	$7,315	$(421)	1,076	$21,150	$(4,185)	3,483	$28,465	$(4,606)	4,559

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of September 30, 2023 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,443	$1,426
Due after one year through five years	8,557	8,115
Due after five years through ten years	12,791	11,368
Due after ten years	21,880	18,460

Subtotal	44,671	39,369
Residential mortgage-backed	974	891
Commercial mortgage-backed	1,868	1,503
Other asset-backed	2,342	2,205

Total	$49,855	$43,968

As of September 30, 2023, securities issued by finance and insurance, consumer—non-cyclical,
utilities and technology and communications industry groups represented approximately 26%, 14%, 13% and 11%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of September 30, 2023, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
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
We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	September 30, 2023		December 31, 2022
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,839	42%	$2,916	42%
Office	1,499	22	1,579	22
Industrial	1,422	21	1,456	21
Apartments	530	8	561	8
Mixed use	370	5	371	5
Other	158	2	149	2

Subtotal	6,818	100%	7,032	100%

Allowance for credit losses	(25)		(22)

Total	$6,793		$7,010

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2023		December 31, 2022
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,795	26%	$1,809	26%
Pacific	1,276	19	1,340	19
Mountain	1,011	15	1,023	15
Middle Atlantic	916	13	988	14
West South Central	560	8	578	8
East North Central	453	7	454	6
West North Central	411	6	438	6
East South Central	211	3	218	3
New England	185	3	184	3

Subtotal	6,818	100%	7,032	100%

Allowance for credit losses	(25)		(22)

Total	$6,793		$7,010

As of September 30, 2023 and December 31, 2022, we had no commercial mortgage loans past due or on non-accrual
status. For a discussion of our policy related to placing commercial mortgage loans on non-accrual
status, see Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2022 Annual Report on Form
10-K.
During the nine months ended September 30, 2023 and year ended December 31, 2022, we did not have any loan modifications or extensions associated with borrowers experiencing financial difficulty that resulted in the consideration of whether to establish a new loan or to continue accounting for the modification or extension under the existing loan.
The following table sets forth the allowance for credit losses related to commercial mortgage loans as of and for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2023	2022	2023	2022
Allowance for credit losses:
Beginning balance	$24	$23	$22	$26
Provision	1	—	3	(4)
Write-offs	—	—	—	—
Recoveries	—	—	—	1

Ending balance	$25	$23	$25	$23

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
The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of September 30, 2023:

(Amounts in millions)	2023	2022	2021	2020	2019	2018 and prior	Total
Debt-to-value:
0% - 50%	$2	$49	$86	$116	$121	$1,968	$2,342
51% - 60%	23	110	222	86	150	843	1,434
61% - 75%	152	775	603	277	402	782	2,991
76% - 100%	—	—	—	4	23	24	51
Greater than 100%	—	—	—	—	—	—	—

Total amortized cost	$177	$934	$911	$483	$696	$3,617	$6,818

Debt service coverage ratio:
Less than 1.00	$—	$17	$4	$18	$37	$207	$283
1.00 - 1.25	14	56	9	19	36	155	289
1.26 - 1.50	105	224	104	68	160	478	1,139
1.51 - 2.00	56	372	424	206	263	1,288	2,609
Greater than 2.00	2	265	370	172	200	1,489	2,498

Total amortized cost	$177	$934	$911	$483	$696	$3,617	$6,818

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the
debt-to-value
of commercial mortgage loans by property type as of the dates indicated:

	September 30, 2023
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$918	$703	$1,218	$—	$—	$2,839
Office	353	329	781	36	—	1,499
Industrial	675	258	489	—	—	1,422
Apartments	200	57	265	8	—	530
Mixed use	107	76	180	7	—	370
Other	89	11	58	—	—	158

Total amortized cost	$2,342	$1,434	$2,991	$51	$—	$6,818

% of total	34%	21%	44%	1%	—%	100%

Weighted-average debt service coverage ratio	2.42	1.87	1.66	0.87	—	1.96

	December 31, 2022
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$907	$649	$1,332	$28	$—	$2,916
Office	445	272	848	14	—	1,579
Industrial	668	243	545	—	—	1,456
Apartments	184	90	279	8	—	561
Mixed use	93	79	199	—	—	371
Other	88	9	52	—	—	149

Total amortized cost	$2,385	$1,342	$3,255	$50	$—	$7,032

% of total	34%	19%	46%	1%	—%	100%

Weighted-average debt service coverage ratio	2.35	1.95	1.63	1.34	—	1.93

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	September 30, 2023
(Amounts in millions)	Less than 1.00	1.00 – 1.25	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$58	$107	$550	$1,156	$968	$2,839
Office	111	53	247	624	464	1,499
Industrial	50	31	155	461	725	1,422
Apartments	12	51	84	192	191	530
Mixed use	27	14	81	162	86	370
Other	25	33	22	14	64	158

Total amortized cost	$283	$289	$1,139	$2,609	$2,498	$6,818

% of total	4%	4%	17%	38%	37%	100%

Weighted-average debt-to-value	64%	63%	64%	58%	47%	55%

	December 31, 2022
(Amounts in millions)	Less than 1.00	1.00 – 1.25	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$88	$68	$560	$1,380	$820	$2,916
Office	81	131	155	666	546	1,579
Industrial	20	44	194	574	624	1,456
Apartments	14	11	150	242	144	561
Mixed use	25	16	50	190	90	371
Other	42	2	9	33	63	149

Total amortized cost	$270	$272	$1,118	$3,085	$2,287	$7,032

% of total	4%	4%	16%	44%	32%	100%

Weighted-average debt-to-value	61%	62%	63%	60%	44%	56%

(f) Limited Partnerships or Similar Entities
Investments in limited partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing
member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of September 30, 2023 and December 31, 2022, the total carrying value of these investments was $2,554 million and $2,230 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.

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
The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		September 30, 2023	December 31, 2022		September 30, 2023	December 31, 2022
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$12	$24	Other liabilities	$884	$522
Foreign currency swaps	Other invested assets	15	20	Other liabilities	1	—
Forward bond purchase commitments	Other invested assets	—	—	Other liabilities	3	—

Total cash flow hedges		27	44		888	522

Total derivatives designated as hedges		27	44		888	522

Derivatives not designated as hedges
Equity index options	Other invested assets	11	6	Other liabilities	—	—
Financial futures (1)	Other invested assets	—	—	Other liabilities	—	—
Forward bond purchase commitments	Other invested assets	—	—	Other liabilities	25	—
Fixed indexed annuity embedded derivatives	Other assets	—	—	Policyholder account balances (2)	174	202
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (3)	14	15

Total derivatives not designated as hedges		11	6		213	217

Total derivatives		$38	$50		$1,101	$739

(1)	The period end valuations of financial futures were zero as a result of settling the margins on these contracts on a daily basis.
(2)	Represents the embedded derivatives associated with our fixed indexed annuity liabilities.
(3)	Represents the embedded derivatives associated with our indexed universal life liabilities.
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

(Notional in millions)	Measurement	December 31, 2022	Additions	Maturities/ terminations	September 30, 2023
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,542	$1,200	$(261)	$9,481
Foreign currency swaps	Notional	144	—	(13)	131
Forward bond purchase commitments	Notional	—	75	—	75

Total cash flow hedges		8,686	1,275	(274)	9,687

Total derivatives designated as hedges		8,686	1,275	(274)	9,687

Derivatives not designated as hedges
Equity index options	Notional	936	513	(682)	767
Financial futures	Notional	1,403	4,216	(4,351)	1,268
Forward bond purchase commitments	Notional	—	500	—	500

Total derivatives not designated as hedges		2,339	5,229	(5,033)	2,535

Total derivatives		$11,025	$6,504	$(5,307)	$12,222

(Number of policies)	Measurement	December 31, 2022	Additions	Maturities/ terminations	September 30, 2023
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	7,315	—	(1,177)	6,138
Indexed universal life embedded derivatives	Policies	771	—	(22)	749
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the
pre-tax
income effects of cash flow hedges for the three months ended September 30, 2023:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(453)	$56	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(1)	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	(3)	—	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)

Total	$(457)	$55		$—

The following table provides information about the
pre-tax
income effects of cash flow hedges for the three months ended September 30, 2022:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(125)	$55	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	3	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	15	—	Net investment income	—	Net investment gains (losses)

Total	$(110)	$58		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the
pre-tax
income effects of cash flow hedges for the nine months ended September 30, 2023:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(411)	$165	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	8	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(2)	Interest expense	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Forward bond purchase commitments	(3)	—	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(4)	—	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	—	2	Net investment gains (losses)	—	Net investment gains (losses)

Total	$(418)	$174		$—

The following table provides information about the
pre-tax
income effects of cash flow hedges for the nine months ended September 30, 2022:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(780)	$167	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	5	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(2)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	27	1	Net investment income	—	Net investment gains (losses)

Total	$(753)	$171		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” as of and for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2023	2022	2023	2022
Beginning balance	$1,154	$1,445	$1,200	$2,025
Current period increases (decreases) in fair value, net of deferred taxes of $67, $12, $59 and $149	(390)	(98)	(359)	(604)
Reclassification to net (income), net of deferred taxes of $18, $21, $60 and $60	(37)	(37)	(114)	(111)

Ending balance	$727	$1,310	$727	$1,310

The total of derivatives designated as cash flow hedges of $727 million, net of taxes, recorded in stockholders’ equity as of September 30, 2023 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $138 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the nine months ended September 30, 2023 and 2022, we reclassified $9 million and $7 million, respectively, to net income in connection with forecasted transactions that were no longer considered reasonably possible of occurring.
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

	Three months ended September 30,		Nine months ended September 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2023	2022	2023	2022

Equity index options	$(4)	$5	$2	$(2)	Net investment gains (losses)
Financial futures	(50)	(34)	(117)	(64)	Changes in fair value of market risk benefits and associated hedges
Forward bond purchase commitments	(22)	—	(25)	—	Net investment gains (losses)
Fixed indexed annuity embedded derivatives	(6)	(5)	(16)	18	Net investment gains (losses)
Indexed universal life embedded derivatives	4	4	11	23	Net investment gains (losses)

Total derivatives not designated as hedges	$(78)	$(30)	$(145)	$(25)

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	September 30, 2023			December 31, 2022
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$38	$913	$(875)	$50	$522	$(472)
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	38	913	(875)	50	522	(472)
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(15)	(15)	—	(25)	(25)	—
Collateral received	(15)	—	(15)	(21)	—	(21)
Collateral pledged	—	(1,516)	1,516	—	(1,095)	1,095
Over collateralization	—	618	(618)	—	598	(598)

Net amount	$8	$—	$8	$4	$—	$4

(1)	Does not include amounts related to embedded derivatives as of September 30, 2023 and December 31, 2022.
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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placements with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of September 30, 2023.
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
Level 2 measurements
Fixed maturity securities

•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, 88% of our portfolio was priced using third-party pricing services as of September 30, 2023. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of September 30, 2023:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$3,112	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,108	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$582	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$22,508	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$5,976	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage- backed	$888	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage- backed	$1,493	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$2,109	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Internal models:
A portion of our U.S. corporate and
non-U.S.
corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,479 million and $769 million, respectively, as of September 30, 2023. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

Equity securities.
The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.
Short-term investments.
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Fixed maturity securities

•
Broker quotes:
A portion of our state and political subdivisions,
non-U.S.
government, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $239 million as of September 30, 2023.

•
Internal models:
A portion of our state and political subdivisions, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $2,705 million as of September 30, 2023.

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Short-term investments.
The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which include significant unobservable inputs.
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
Fixed indexed annuities
The valuation of fixed indexed annuities MRBs, which includes GMWB features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB withdrawal utilization, lapses and mortality), equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance
risk and risk margins. Our discount rate used to determine fair value of our fixed indexed annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance
risk of the fixed indexed annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. As a result of our assumptions for GMWB withdrawal utilization, expected future interest credited and non-performance
risk being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases or GMWB withdrawal utilization increases, the value of our fixed indexed annuities MRB liability will increase. Any increase in non-performance
risk would increase the discount rate and would decrease the fair value of the liability. As of September 30, 2023, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 13 for additional details related to the changes in the fair value measurement of fixed indexed annuities MRBs as of September 30, 2023 and December 31, 2022.
Variable annuities
The valuation of our variable annuities MRBs, which includes GMWB, GMDB and GPAF features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB withdrawal utilization, lapses and mortality), equity index volatility, interest rates, equity index and fund correlation and an adjustment

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to the discount rate to incorporate
non-performance
risk and risk margins. Our discount rate used to determine fair value of our variable annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance
risk of the variable annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. We classify the variable annuities MRBs valuation as Level 3 based on having significant unobservable inputs, with policyholder behavior (GMWB withdrawal utilization and lapses), equity index volatility and non-performance
risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the variable annuities MRBs will increase. An increase in our lapse assumption would decrease the fair value of the variable annuities MRBs, whereas an increase in our GMWB withdrawal utilization rate would increase the fair value. Any increase in non-performance
risk would increase the discount rate and would decrease the fair value of the liability. As of September 30, 2023, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 13 for additional details related to the changes in the fair value measurement of variable annuities MRBs as of September 30, 2023 and December 31, 2022.
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
Equity index options.
We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of September 30, 2023, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
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
Fixed indexed annuity and indexed universal life embedded derivatives
We have fixed indexed annuity and indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance
risk and risk margins. As a result of our assumptions for expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of September 30, 2023, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2023
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,112	$—	$3,112	$—	$—
State and political subdivisions	2,164	—	2,108	56	—
Non-U.S. government	583	—	582	1	—
U.S. corporate:
Utilities	3,856	—	3,068	788	—
Energy	2,207	—	2,150	57	—
Finance and insurance	6,873	—	6,171	702	—
Consumer—non-cyclical	4,126	—	4,060	66	—
Technology and communications	2,794	—	2,783	11	—
Industrial	1,149	—	1,127	22	—
Capital goods	2,039	—	2,006	33	—
Consumer—cyclical	1,548	—	1,428	120	—
Transportation	1,066	—	1,044	22	—
Other	298	—	150	148	—

Total U.S. corporate	25,956	—	23,987	1,969	—

Non-U.S. corporate:
Utilities	719	—	413	306	—
Energy	978	—	852	126	—
Finance and insurance	1,844	—	1,722	122	—
Consumer—non-cyclical	582	—	510	72	—
Technology and communications	840	—	817	23	—
Industrial	769	—	711	58	—
Capital goods	524	—	473	51	—
Consumer—cyclical	211	—	202	9	—
Transportation	334	—	313	21	—
Other	753	—	732	21	—

Total non-U.S. corporate	7,554	—	6,745	809	—

Residential mortgage-backed	891	—	888	3	—
Commercial mortgage-backed	1,503	—	1,493	10	—
Other asset-backed	2,205	—	2,109	96	—

Total fixed maturity securities	43,968	—	41,024	2,944	—

Equity securities	363	290	41	32	—
Limited partnerships	2,096	—	—	20	2,076
Other invested assets:
Derivative assets:
Interest rate swaps	12	—	12	—	—
Foreign currency swaps	15	—	15	—	—
Equity index options	11	—	—	11	—

Total derivative assets	38	—	27	11	—

Short-term investments	30	—	23	7	—

Total other invested assets	68	—	50	18	—

Separate account assets	4,244	4,244	—	—	—

Total assets	$50,739	$4,534	$41,115	$3,014	$2,076

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Beginning balance as of July 1, 2023	Total realized and unrealized gains (losses)						Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2023	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements				Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$60	$1	$(5)	$—	$—	$—	$—	$—	$—	$56	$1	$(5)
Non-U.S. government	—	—	—	—	—	—	—	1	—	1	—	—
U.S. corporate:
Utilities	818	—	(42)	23	—	—	—	—	(11)	788	—	(42)
Energy	59	—	(1)	—	—	—	(1)	—	—	57	—	(1)
Finance and insurance	704	—	(17)	29	—	—	(7)	—	(7)	702	—	(16)
Consumer—non-cyclical	68	—	(1)	—	—	—	(1)	—	—	66	—	(1)
Technology and communications	11	—	—	—	—	—	—	—	—	11	—	—
Industrial	22	—	—	—	—	—	—	—	—	22	—	—
Capital goods	34	—	(1)	—	—	—	—	—	—	33	—	(1)
Consumer—cyclical	124	—	(2)	—	—	—	(2)	—	—	120	—	(2)
Transportation	23	—	—	—	—	—	(1)	—	—	22	—	—
Other	153	—	(4)	—	—	—	(1)	—	—	148	—	(4)

Total U.S. corporate	2,016	—	(68)	52	—	—	(13)	—	(18)	1,969	—	(67)

Non-U.S. corporate:
Utilities	320	—	(6)	—	—	—	—	—	(8)	306	—	(7)
Energy	117	—	(2)	—	—	—	—	11	—	126	—	(3)
Finance and insurance	126	1	(5)	—	—	—	—	—	—	122	1	(5)
Consumer—non-cyclical	73	—	(1)	—	—	—	—	—	—	72	—	(1)
Technology and communications	26	—	—	—	—	—	(3)	—	—	23	—	—
Industrial	75	—	(3)	—	—	—	(15)	1	—	58	—	(2)
Capital goods	51	—	—	—	—	—	—	—	—	51	—	(1)
Consumer—cyclical	9	—	—	—	—	—	—	—	—	9	—	1
Transportation	21	—	—	—	—	—	—	—	—	21	—	—
Other	21	—	—	—	—	—	—	—	—	21	—	—

Total non-U.S. corporate	839	1	(17)	—	—	—	(18)	12	(8)	809	1	(18)

Residential mortgage-backed	8	—	(1)	—	—	—	—	—	(4)	3	—	—
Commercial mortgage-backed	11	—	(1)	—	—	—	—	—	—	10	—	(1)
Other asset-backed	104	—	(1)	4	—	—	(1)	—	(10)	96	—	(1)

Total fixed maturity securities	3,038	2	(93)	56	—	—	(32)	13	(40)	2,944	2	(92)

Equity securities	30	—	—	4	(2)	—	—	—	—	32	—	—
Limited partnerships	21	—	—	—	—	—	(1)	—	—	20	—	—
Other invested assets:
Derivative assets:
Equity index options	15	(4)	—	3	—	—	(3)	—	—	11	(4)	—

Total derivative assets	15	(4)	—	3	—	—	(3)	—	—	11	(4)	—
Short-term investments	7	—	—	—	—	—	—	—	—	7	—	—

Total other invested assets	22	(4)	—	3	—	—	(3)	—	—	18	(4)	—

Total Level 3 assets	$3,111	$(2)	$(93)	$63	$(2)	$—	$(36)	$13	$(40)	$3,014	$(2)	$(92)

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of July 1, 2022	Total realized and unrealized gains (losses)								Ending balance as of September 30, 2022	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$63	$—	$(7)	$—	$—	$—	$—	$—	$—	$56	$—	$(8)
Non-U.S. government	3	—	—	—	(1)	—	—	—	—	2	—	—
U.S. corporate:
Utilities	810	—	(59)	23	—	—	(6)	—	—	768	—	(58)
Energy	122	—	(6)	—	—	—	(1)	—	—	115	—	(6)
Finance and insurance	654	—	(32)	16	—	—	(9)	—	—	629	—	(33)
Consumer—non-cyclical	86	—	(3)	—	—	—	(1)	—	—	82	—	(3)
Technology and communications	25	—	(1)	—	—	—	—	—	—	24	—	(1)
Industrial	33	—	(1)	—	—	—	—	—	—	32	—	—
Capital goods	38	—	(1)	—	—	—	—	—	—	37	—	(2)
Consumer—cyclical	119	—	(5)	—	—	—	(1)	—	—	113	—	(5)
Transportation	56	—	(2)	—	—	—	(1)	—	—	53	—	(2)
Other	207	—	(6)	—	(7)	—	(1)	—	—	193	—	(7)

Total U.S. corporate	2,150	—	(116)	39	(7)	—	(20)	—	—	2,046	—	(117)

Non-U.S. corporate:
Utilities	309	—	(16)	—	—	—	(18)	—	—	275	—	(17)
Energy	133	—	(4)	—	—	—	(7)	—	—	122	—	(3)
Finance and insurance	132	2	(11)	—	—	—	—	—	—	123	2	(12)
Consumer—non-cyclical	67	—	(2)	9	—	—	—	—	—	74	—	(2)
Technology and communications	26	—	(1)	—	—	—	—	—	—	25	—	(1)
Industrial	69	—	(3)	—	—	—	(20)	—	—	46	—	(3)
Capital goods	115	—	(4)	—	—	—	(19)	—	—	92	—	(3)
Consumer—cyclical	79	—	(4)	—	—	—	—	—	—	75	—	(4)
Transportation	21	—	—	—	—	—	—	—	—	21	—	(1)
Other	22	—	(1)	—	—	—	—	—	—	21	—	(1)

Total non-U.S. corporate	973	2	(46)	9	—	—	(64)	—	—	874	2	(47)

Residential mortgage-backed	30	—	(1)	—	—	—	—	—	(4)	25	—	—
Commercial mortgage-backed	14	—	(3)	—	—	—	—	1	—	12	—	(2)
Other asset-backed	129	—	(5)	26	—	—	(2)	—	(38)	110	—	(4)

Total fixed maturity securities	3,362	2	(178)	74	(8)	—	(86)	1	(42)	3,125	2	(178)

Equity securities	35	—	—	—	—	—	—	—	—	35	—	—
Limited partnerships	23	1	—	—	—	—	—	—	—	24	1	—
Other invested assets:
Derivative assets:
Equity index options	30	5	—	3	—	—	—	—	—	38	(5)	—

Total derivative assets	30	5	—	3	—	—	—	—	—	38	(5)	—

Total other invested assets	30	5	—	3	—	—	—	—	—	38	(5)	—

Total Level 3 assets	$3,450	$8	$(178)	$77	$(8)	$—	$(86)	$1	$(42)	$3,222	$(2)	$(178)

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2023	Total realized and unrealized gains (losses)								Ending balance as of September 30, 2023	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$55	$3	$(2)	$—	$—	$—	$—	$—	$—	$56	$3	$(2)
Non-U.S. government	—	—	—	—	—	—	—	1	—	1	—	—
U.S. corporate:
Utilities	842	—	(42)	63	(40)	—	(10)	11	(36)	788	—	(50)
Energy	116	—	—	—	(1)	—	(3)	—	(55)	57	—	—
Finance and insurance	687	—	(20)	92	—	—	(42)	—	(15)	702	—	(22)
Consumer—non-cyclical	82	—	(1)	—	—	—	(15)	—	—	66	—	(1)
Technology and communications	24	—	—	—	—	—	—	—	(13)	11	—	—
Industrial	22	—	—	—	—	—	—	—	—	22	—	—
Capital goods	34	—	(1)	—	—	—	—	—	—	33	—	(1)
Consumer—cyclical	113	—	(2)	1	—	—	(5)	13	—	120	—	(2)
Transportation	43	—	—	—	—	—	(21)	—	—	22	—	—
Other	159	—	(3)	—	—	—	(8)	—	—	148	—	(3)

Total U.S. corporate	2,122	—	(69)	156	(41)	—	(104)	24	(119)	1,969	—	(79)

Non-U.S. corporate:
Utilities	295	—	(10)	4	—	—	(5)	30	(8)	306	—	(10)
Energy	118	—	(2)	—	—	—	(1)	11	—	126	—	(3)
Finance and insurance	125	4	(7)	—	—	—	—	—	—	122	4	(7)
Consumer—non-cyclical	73	—	(1)	—	—	—	—	—	—	72	—	(1)
Technology and communications	26	—	—	—	—	—	(3)	—	—	23	—	—
Industrial	48	—	(1)	25	—	—	(15)	1	—	58	—	(1)
Capital goods	95	1	3	—	(12)	—	(36)	—	—	51	—	1
Consumer—cyclical	64	—	7	—	(6)	—	(56)	—	—	9	—	2
Transportation	20	—	—	1	—	—	—	—	—	21	—	—
Other	21	—	—	—	—	—	—	—	—	21	—	—

Total non-U.S. corporate	885	5	(11)	30	(18)	—	(116)	42	(8)	809	4	(19)

Residential mortgage-backed	22	—	1	—	—	—	(1)	—	(19)	3	—	—
Commercial mortgage-backed	12	—	(1)	—	(1)	—	—	—	—	10	—	(1)
Other asset-backed	94	—	—	16	—	—	(2)	—	(12)	96	—	—

Total fixed maturity securities	3,190	8	(82)	202	(60)	—	(223)	67	(158)	2,944	7	(101)

Equity securities	34	—	—	5	(7)	—	—	—	—	32	—	—
Limited partnerships	24	(3)	—	—	—	—	(1)	—	—	20	(3)	—
Other invested assets:
Derivative assets:
Equity index options	6	2	—	8	—	—	(5)	—	—	11	—	—

Total derivative assets	6	2	—	8	—	—	(5)	—	—	11	—	—
Short-term investments	—	—	—	7	—	—	—	—	—	7	—	—

Total other invested assets	6	2	—	15	—	—	(5)	—	—	18	—	—

Total Level 3 assets	$3,254	$7	$(82)	$222	$(67)	$—	$(229)	$67	$(158)	$3,014	$4	$(101)

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

GENWORTH
FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2022	Total realized and unrealized gains (losses)								Ending balance as of September 30, 2022	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$82	$2	$(28)	$—	$—	$—	$—	$—	$—	$56	$2	$(29)
Non-U.S. government	2	—	—	2	(2)	—	—	—	—	2	—	—
U.S. corporate:
Utilities	950	—	(224)	58	—	—	(7)	2	(11)	768	—	(223)
Energy	76	—	(21)	—	—	—	(8)	68	—	115	—	(21)
Finance and insurance	685	—	(155)	167	—	—	(12)	—	(56)	629	—	(149)
Consumer—non-cyclical	104	—	(14)	—	—	—	(8)	—	—	82	—	(14)
Technology and communications	29	—	(5)	—	—	—	—	—	—	24	—	(5)
Industrial	37	—	(5)	—	—	—	—	—	—	32	—	(4)
Capital goods	45	—	(8)	—	—	—	—	—	—	37	—	(8)
Consumer—cyclical	137	—	(20)	—	—	—	(4)	—	—	113	—	(20)
Transportation	64	—	(8)	5	—	—	(4)	—	(4)	53	—	(8)
Other	254	—	(29)	—	(7)	—	(8)	—	(17)	193	—	(29)

Total U.S. corporate	2,381	—	(489)	230	(7)	—	(51)	70	(88)	2,046	—	(481)

Non-U.S. corporate:
Utilities	345	—	(62)	10	—	—	(18)	—	—	275	—	(62)
Energy	145	—	(18)	3	—	—	(8)	—	—	122	—	(18)
Finance and insurance	160	4	(41)	—	—	—	—	—	—	123	4	(42)
Consumer—non-cyclical	63	—	(9)	9	—	—	—	11	—	74	—	(9)
Technology and communications	28	—	(3)	—	—	—	—	—	—	25	—	(3)
Industrial	93	—	(13)	—	—	—	(20)	—	(14)	46	—	(12)
Capital goods	173	—	(19)	—	(10)	—	(52)	—	—	92	—	(18)
Consumer—cyclical	76	—	(18)	—	—	—	—	17	—	75	—	(18)
Transportation	53	—	(3)	—	—	—	(29)	—	—	21	—	(4)
Other	26	—	(5)	—	—	—	—	—	—	21	—	(4)

Total non-U.S. corporate	1,162	4	(191)	22	(10)	—	(127)	28	(14)	874	4	(190)

Residential mortgage-backed	27	—	(4)	13	—	—	(2)	4	(13)	25	—	(2)
Commercial mortgage-backed	16	—	(5)	—	—	—	—	1	—	12	—	(5)
Other asset-backed	138	—	(17)	72	(6)	—	(5)	—	(72)	110	—	(14)

Total fixed maturity securities	3,808	6	(734)	339	(25)	—	(185)	103	(187)	3,125	6	(721)

Equity securities	37	—	—	—	(1)	—	—	—	(1)	35	—	—
Limited partnerships	26	(2)	—	—	—	—	—	—	—	24	(2)	—
Other invested assets:
Derivative assets:
Equity index options	42	(2)	—	11	—	—	(13)	—	—	38	14	—

Total derivative assets	42	(2)	—	11	—	—	(13)	—	—	38	14	—

Total other invested assets	42	(2)	—	11	—	—	(13)	—	—	38	14	—

Total Level 3 assets	$3,913	$2	$(734)	$350	$(26)	$—	$(198)	$103	$(188)	$3,222	$18	$(721)

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2023	2022	2023	2022
Total realized and unrealized gains (losses) included in net income:
Net investment income	$2	$2	$8	$6
Net investment gains (losses)	(4)	6	(1)	(4)

Total	$(2)	$8	$7	$2

Total gains (losses) included in net income attributable to assets still held:
Net investment income	$2	$2	$7	$6
Net investment gains (losses)	(4)	(4)	(3)	12

Total	$(2)	$(2)	$4	$18

The amount presented for net investment income relates to fixed maturity securities and primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair
value measurements that are based on internal models and classified as Level 3 as of September 30, 2023:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$761	Credit spreads	77bps - 247bps	154bps
Energy	Internal models	43	Credit spreads	138bps - 250bps	184bps
Finance and insurance	Internal models	691	Credit spreads	14bps - 297bps	199bps
Consumer—non-cyclical	Internal models	66	Credit spreads	91bps - 250bps	158bps
Technology and communications	Internal models	11	Credit spreads	78bps - 116bps	93bps
Industrial	Internal models	22	Credit spreads	138bps - 206bps	156bps
Capital goods	Internal models	33	Credit spreads	91bps - 193bps	150bps
Consumer—cyclical	Internal models	120	Credit spreads	101bps - 207bps	147bps
Transportation	Internal models	22	Credit spreads	51bps - 165bps	116bps
Other	Internal models	101	Credit spreads	91bps - 138bps	102bps

Total U.S. corporate	Internal models	$1,870	Credit spreads	14bps - 297bps	167bps

Non-U.S. corporate:
Utilities	Internal models	$233	Credit spreads	96bps - 247bps	143bps
Energy	Internal models	119	Credit spreads	112bps - 221bps	155bps
Finance and insurance	Internal models	122	Credit spreads	140bps - 195bps	171bps
Consumer—non-cyclical	Internal models	69	Credit spreads	78bps - 161bps	116bps
Technology and communications	Internal models	23	Credit spreads	112bps - 138bps	121bps
Industrial	Internal models	56	Credit spreads	133bps - 221bps	180bps
Capital goods	Internal models	51	Credit spreads	78bps - 250bps	137bps
Transportation	Internal models	20	Credit spreads	140bps - 182bps	148bps
Other	Internal models	21	Credit spreads	77bps - 152bps	123bps

Total non-U.S. corporate	Internal models	$714	Credit spreads	77bps - 250bps	148bps

Derivative assets:
Equity index options	Discounted cash flows	$11	Equity index volatility	6% - 33%	19%
			Lapse rate	2% - 10%	7%
			Non-performance risk (counterparty credit risk)	42bps - 83bps	69bps
Other assets (2)	Cash flow model	$123	Equity index volatility	16% - 30%	23%

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2023
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$174	$—	$—	$174
Indexed universal life embedded derivatives	14	—	—	14

Total policyholder account balances	188	—	—	188

Derivative liabilities:
Interest rate swaps	884	—	884	—
Foreign currency swaps	1	—	1	—
Forward bond purchase commitments	28	—	—	28

Total derivative liabilities	913	—	885	28

Total liabilities	$1,101	$—	$885	$216

	December 31, 2022
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$202	$—	$—	$202
Indexed universal life embedded derivatives	15	—	—	15

Total policyholder account balances	217	—	—	217

Derivative liabilities:
Interest rate swaps	522	—	522	—

Total derivative liabilities	522	—	522	—

Total liabilities	$739	$—	$522	$217

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Beginning balance as of July 1, 2023	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2023	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$180	$6	$—	$—	$—	$—	$(11)	$—	$(1)	$174	$6	$—
Indexed universal life embedded derivatives	15	(4)	—	—	—	3	—	—	—	14	(4)	—

Total policyholder account balances	195	2	—	—	—	3	(11)	—	(1)	188	2	—

Derivative liabilities:
Forward bond purchase commitments	3	22	3	—	—	—	—	—	—	28	22	3

Total derivative liabilities	3	22	3	—	—	—	—	—	—	28	22	3

Total Level 3 liabilities	$198	$24	$3	$—	$—	$3	$(11)	$—	$(1)	$216	$24	$3

	Beginning balance as of July 1, 2022	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2022	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$233	$5	$—	$—	$—	$—	$(18)	$—	$(1)	$219	$5	$—
Indexed universal life embedded derivatives	16	(4)	—	—	—	3	—	—	—	15	(4)	—

Total policyholder account balances	249	1	—	—	—	3	(18)	—	(1)	234	1	—

Total Level 3 liabilities	$249	$1	$—	$—	$—	$3	$(18)	$—	$(1)	$234	$1	$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2023	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2023	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$202	$16	$—	$—	$—	$—	$(41)	$—	$(3)	$174	$16	$—
Indexed universal life embedded derivatives	15	(11)	—	—	—	10	—	—	—	14	(11)	—

Total policyholder account balances	217	5	—	—	—	10	(41)	—	(3)	188	5	—

Derivative liabilities:
Forward bond purchase commitments	—	25	3	—	—	—	—	—	—	28	25	3

Total derivative liabilities	—	25	3	—	—	—	—	—	—	28	25	3

Total Level 3 liabilities	$217	$30	$3	$—	$—	$10	$(41)	$—	$(3)	$216	$30	$3

	Beginning balance as of January 1, 2022	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2022	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$294	$(18)	$—	$—	$—	$—	$(55)	$—	$(2)	$219	$(18)	$—
Indexed universal life embedded derivatives	25	(23)	—	—	—	13	—	—	—	15	(23)	—

Total policyholder account balances	319	(41)	—	—	—	13	(55)	—	(2)	234	(41)	—

Total Level 3 liabilities	$319	$(41)	$—	$—	$—	$13	$(55)	$—	$(2)	$234	$(41)	$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2023	2022	2023	2022
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	24	1	30	(41)

Total	$24	$1	$30	$(41)

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	24	1	30	(41)

Total	$24	$1	$30	$(41)

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for
certain liability fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2023:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average (1)
Policyholder account balances:
Fixed indexed annuity embedded derivatives	Option budget method	$174	Expected future interest credited	1% - 4%	2%
Indexed universal life embedded derivatives	Option budget method	$14	Expected future interest credited	3% - 13%	5%
Market risk benefits: (2)
			GMWB withdrawal utilization rate	— % - 63%	51%
			Non-performance risk (credit spreads)	42bps - 83bps	69bps
Fixed indexed annuities	Cash flow model	$38	Expected future interest credited	1% - 4%	2%
			Lapse rate	2% - 11%	5%
			GMWB withdrawal utilization rate	62% - 89%	78%
			Non-performance risk (credit spreads)	42bps - 83bps	69bps
Variable annuities	Cash flow model	$502	Equity index volatility	16% - 30%	23%
Derivative liabilities:
Forward bond purchase commitments	Discounted cash flows	$28	Counterparty financing spreads	35bps	Not applicable

(1)	Unobservable inputs weighted by the policyholder account balances associated with the instrument.
(2)	Refer to note 13 for additional details related to MRBs.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	September 30, 2023
	Notional amount	Carrying amount	Fair value
(Amounts in millions)			Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net	(1)	$6,793	$6,121	$—	$—	$6,121
Bank loan investments	(1)	530	517	—	—	517
Liabilities:
Long-term borrowings	(1)	1,602	1,359	—	1,359	—
Investment contracts	(1)	5,605	5,461	—	—	5,461
Commitments to fund investments:
Bank loan investments	$136	—	—	—	—	—
Private placement investments	12	—	—	—	—	—
Commercial mortgage loans	9	—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

	December 31, 2022
	Notional amount	Carrying amount	Fair value
(Amounts in millions)			Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net	(1)	$7,010	$6,345	$—	$—	$6,345
Bank loan investments	(1)	467	474	—	—	474
Liabilities:
Long-term borrowings	(1)	1,611	1,346	—	1,346	—
Investment contracts	(1)	6,794	7,171	—	—	7,171
Commitments to fund investments:
Bank loan investments	$70	—	—	—	—	—
Private placement investments	19	—	—	—	—	—
Commercial mortgage loans	5	—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
As of September 30, 2023 and December 31, 2022, we also had $26 million of real estate owned assets included in other invested assets in our condensed consolidated balance sheets, which are initially recorded at fair value less estimated selling costs (the carrying value) and are subsequently valued at the lower of the carrying value or current fair value less estimated selling costs. As of December 31, 2022, these properties were adjusted to fair value less estimated selling costs, which was less than the carrying value. These amounts represented the fair value as of September 30, 2023 and December 31, 2022. The fair value of the real estate owned assets is classified as Level 2.
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
The following table presents the carrying value of limited partnerships and commitments to fund as of the dates indicated:

	September 30, 2023		December 31, 2022
(Amounts in millions)	Carrying value	Commitments to fund	Carrying value	Commitments to fund
Limited partnerships accounted for at NAV:
Private equity funds (1)	$1,907	$1,156	$1,647	$1,107
Real estate funds (2)	97	88	82	79
Infrastructure funds (3)	72	19	63	29

Total limited partnerships accounted for at NAV	2,076	1,263	1,792	1,215

Limited partnerships accounted for at fair value	20	1	24	1
Limited partnerships accounted for under equity method of accounting	603	144	515	149

Total	$2,699	$1,408	$2,331	$1,365

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

(8) Deferred Acquisition Costs
The following tables present the balances of and changes in deferred acquisition costs as of and for the periods indicated:

	September 30, 2023
(Amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$935	$1,080	$57	$113	$2,185
Costs deferred	1	—	—	—	1
Amortization	(43)	(106)	(9)	(12)	(170)

Balance as of September 30	$893	$974	$48	$101	2,016

Enact segment					26

Total deferred acquisition costs					$2,042

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2022
(Amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$989	$1,271	$70	$131	$2,461
Costs deferred	6	—	—	—	6
Amortization	(60)	(191)	(13)	(18)	(282)

Balance as of December 31	$935	$1,080	$57	$113	2,185

Enact segment					26

Total deferred acquisition costs					$2,211

	December 31, 2021
(Amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$1,043	$1,501	$85	$151	$2,780
Costs deferred	9	—	—	—	9
Amortization	(63)	(230)	(15)	(20)	(328)

Balance as of December 31	$989	$1,271	$70	$131	2,461

Enact segment					27

Total deferred acquisition costs					$2,488

Amortization expense for our life insurance products was lower during the nine months ended September 30, 2023 principally due to lower lapses. See note 2 for a discussion of our DAC amo rt
ization policy.
During the fourth quarters of 2022 and 2021, we completed our annual review of assumptions. Changes in assumptions as part of our review in the fourth quarter of 2022 did not have a significant impact on DAC or the amortization rate. As part of our review completed in the fourth quarter of 2021, we updated assumptions in our life insurance products primarily due to unfavorable pre-coronavirus
pandemic
(“COVID-19”)
mortality, which resulted in higher amortization as compared to December 31, 2022.
(9) Intangible Assets
The following table presents our intangible assets as of the dates indicated:

	September 30, 2023		December 31, 2022
(Amounts in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
PVFP	$2,146	$(2,035)	$2,146	$(2,026)
Capitalized software	508	(444)	482	(427)
Deferred sales inducements to contractholders	317	(295)	317	(291)
Other	6	(4)	6	(4)

Total	$2,977	$(2,778)	$2,951	$(2,748)

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization expense related to PVFP and capitalized software was $9 million for both the three months ended September 30, 2023 and 2022 and $
26
 million and $29 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense related to deferred sales inducements of $1 million and $2 million for the three months ended September 30, 2023 and 2022, respectively, and $4 million and $6 million for the nine months ended September 30, 2023 and 2022, respectively, was included in benefits and other changes in policy reserves.
Present Value of Future Profits
The following table presents the balances of and changes in present value of future profits as of and for the periods indicated:

(Amounts in millions)	September 30, 2023	December 31, 2022	December 31, 2021
Beginning balance as of January 1	$120	$134	$154
Costs deferred	—	—	—
Amortization	(9)	(14)	(20)

Ending balance	$111	$120	$134

We test PVFP for recoverability in connection with annual premium deficiency testing. As of September 30, 2023, December 31, 2022 and December 31, 2021, all of our businesses had sufficient future income and therefore the related PVFP was deemed recoverable.
(10) Future Policy Benefits
The following table sets forth our liability for future policy benefits as of the dates indicated:

(Amounts in millions)	September 30, 2023	December 31, 2022
Long-term care insurance	$38,928	$41,457
Life insurance	1,645	1,820
Fixed annuities	10,965	11,923

Total long-duration insurance contracts	51,538	55,200

Deferred profit liability	126	115
Cost of reinsurance	76	92

Total future policy benefits	$51,740	$55,407

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the balances of and changes in the liability for future policy benefits as of and for the periods indicated:

	September 30, 2023
(Dollar amounts in millions)	Long-term care insurance	Life insurance (1)	Fixed annuities
Present value of expected net premiums:
Beginning balance as of January 1	$19,895	$4,083	$—
Beginning balance, at original discount rate	$19,959	$3,922	$—
Effect of changes in cash flow assumptions	(119)	—	—
Effect of actual variances from expected experience	(156)	38	—

Adjusted beginning balance	19,684	3,960	—
Issuances	1	—	33
Interest accrual	754	164	—
Net premiums collected (2)	(1,470)	(330)	(33)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	—

Ending balance, at original discount rate	18,969	3,794	—
Effect of changes in discount rate assumptions	(765)	(31)	—

Ending balance as of September 30	$18,204	$3,763	$—

Present value of expected future policy benefits:
Beginning balance as of January 1	$61,352	$5,556	$11,923
Beginning balance, at original discount rate	$61,148	$5,374	$10,300
Effect of changes in cash flow assumptions	(141)	—	—
Effect of actual variances from expected experience	8	56	(35)

Adjusted beginning balance	61,015	5,430	10,265
Issuances	2	—	26
Interest accrual	2,498	212	500
Benefit payments	(2,657)	(628)	(751)
Derecognition (lapses and withdrawals)	—	—	—
Other	(1)	(5)	5

Ending balance, at original discount rate	60,857	5,009	10,045
Effect of changes in discount rate assumptions	(3,725)	5	920

Ending balance as of September 30	$57,132	$5,014	$10,965

Net liability for future policy benefits, before flooring adjustments	$38,928	$1,251	$10,965
Flooring adjustments (3)	—	394	—

Net liability for future policy benefits	38,928	1,645	10,965
Less: reinsurance recoverable	6,780	772	8,280

Net liability for future policy benefits, after reinsurance recoverable	$32,148	$873	$2,685

Weighted-average liability duration (years)	13.6	5.7	10.3

(1)	The components of the life insurance rollforward exclude flooring.
(2)	Net premiums collected represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2022
(Dollar amounts in millions)	Long-term care insurance	Life insurance (1)	Fixed annuities
Present value of expected net premiums:
Beginning balance as of January 1	$25,247	$5,414	$—
Beginning balance, at original discount rate	$20,717	$4,086	$—
Effect of changes in cash flow assumptions	102	—	—
Effect of actual variances from expected experience	82	69	—

Adjusted beginning balance	20,901	4,155	—
Issuances	8	—	50
Interest accrual	1,061	226	—
Net premiums collected (2)	(2,011)	(459)	(50)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	—

Ending balance, at original discount rate	19,959	3,922	—
Effect of changes in discount rate assumptions	(64)	161	—

Ending balance as of December 31	$19,895	$4,083	$—

Present value of expected future policy benefits:
Beginning balance as of January 1	$85,338	$7,157	$17,039
Beginning balance, at original discount rate	$61,146	$5,814	$11,012
Effect of changes in cash flow assumptions	(251)	—	—
Effect of actual variances from expected experience	(31)	106	(24)

Adjusted beginning balance	60,864	5,920	10,988
Issuances	10	—	43
Interest accrual	3,364	304	690
Benefit payments	(3,090)	(851)	(1,072)
Derecognition (lapses and withdrawals)	—	—	—
Reinsurance transactions (3)	—	—	(352)
Other	—	1	3

Ending balance, at original discount rate	61,148	5,374	10,300
Effect of changes in discount rate assumptions	204	182	1,623

Ending balance as of December 31	$61,352	$5,556	$11,923

Net liability for future policy benefits, before flooring adjustments	$41,457	$1,473	$11,923
Flooring adjustments (4)	—	347	—

Net liability for future policy benefits	41,457	1,820	11,923
Less: reinsurance recoverable	7,270	873	8,957

Net liability for future policy benefits, after reinsurance recoverable	$34,187	$947	$2,966

Weighted-average liability duration (years)	14.5	6.0	10.9

(1)	The components of the life insurance rollforward exclude flooring.
(2)	Net premiums collected represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
(3)	Related to a third-party recapture of certain single premium immediate annuity contracts in 2022.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2021
(Dollar amounts in millions)	Long-term care insurance	Life insurance (1)	Fixed annuities
Present value of expected net premiums:
Beginning balance as of January 1	$26,283	$5,451	$—
Beginning balance, at original discount rate	$20,600	$3,916	$—
Effect of changes in cash flow assumptions	1,615	228	—
Effect of actual variances from expected experience	(444)	165	—

Adjusted beginning balance	21,771	4,309	—
Issuances	23	—	47
Interest accrual	1,053	221	—
Net premiums collected (2)	(2,130)	(444)	(47)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	—

Ending balance, at original discount rate	20,717	4,086	—
Effect of changes in discount rate assumptions	4,530	1,328	—

Ending balance as of December 31	$25,247	$5,414	$—

Present value of expected future policy benefits:
Beginning balance as of January 1	$89,645	$7,821	$18,637
Beginning balance, at original discount rate	$59,709	$6,062	$11,358
Effect of changes in cash flow assumptions	1,678	252	27
Effect of actual variances from expected experience	(565)	190	(24)

Adjusted beginning balance	60,822	6,504	11,361
Issuances	23	—	46
Interest accrual	3,309	322	728
Benefit payments	(3,006)	(1,013)	(1,119)
Derecognition (lapses and withdrawals)	—	—	—
Other	(2)	1	(4)

Ending balance, at original discount rate	61,146	5,814	11,012
Effect of changes in discount rate assumptions	24,192	1,343	6,027

Ending balance as of December 31	$85,338	$7,157	$17,039

Net liability for future policy benefits, before flooring adjustments	$60,091	$1,743	$17,039
Flooring adjustments (3)	—	423	—

Net liability for future policy benefits	60,091	2,166	17,039
Less: reinsurance recoverable	10,557	1,040	12,583

Net liability for future policy benefits, after reinsurance recoverable	$49,534	$1,126	$4,456

Weighted-average liability duration (years)	16.9	7.0	13.6

(1)	The components of the life insurance rollforward exclude flooring.
(2)	Net premiums collected represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We complete the required comprehensive annual review of our cash flow assumptions for the liability for future policy benefits in the fourth quarter each year. We have elected to update the net premium ratio quarterly for differences between actual and expected experience; therefore, during interim reporting periods, we replace forecasted cash flow assumptions with actual cash flows with any difference recorded in net income (loss). Cash flow assumptions are monitored quarterly and are updated if emerging experience indicates a change is necessary. As a result, we expect to update the cash flow assumptions related to the implementation timing and approval amounts of in-force
rate actions on a quarterly basis. The impact from updating the net premium ratio for assumptions and actual versus expected experience is presented in our tabular rollforward disclosures within the line-items labeled “effect of changes in cash flow assumptions” and “effect of actual variances from expected experience,” respectively. See note 2 for additional information on cash flow assumptions used to estimate the liability for future policy benefits.
Long-term care insurance
For the nine months ended September 30, 2023, the impact of actual versus expected experience resulted in an increase of $164 million in the liability for future policy benefits largely as a result of timing impacts related to
a
second legal settlement, higher claims and lower terminations. This unfavorable actual versus expected experience was partially offset by favorable cash flow assumption updates related to implementation timing and approval amounts of our in-force
rate action plan.
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
Life insurance
The impact of actual versus expected experience for the nine months ended September 30, 2023 resulted in an increase of $18 million in the liability for future policy benefits. The increase was primarily due to unfavorable mortality experience in certain level premium period term life insurance blocks.
There were no cash flow assumption changes for our life insurance products in the fourth quarter of 2022. The effect of actual versus expected experience in 2022 resulted in an increase of $37 million in the liability for

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

future policy benefits. The increase was primarily driven by unfavorable mortality from
COVID-19
and elevated death claims in a single cohort in 2022.
In the fourth quarter of 2021, we completed our annual review of cash flow assumptions and recorded an increase to our liability for future policy benefits of
$
24

million principally due to unfavorable
pre-COVID-19
mortality. The effect of actual versus expected experience in 2021 resulted in an increase of
$
25

million to our liability for future policy benefits primarily from unfavorable mortality due to
COVID-19.
Fixed annuities
The impact of actual versus expected experience for the nine months ended September 30, 2023 and the year ended December 31, 2022 resulted in a decrease of
$
35
 million and $
24

million in the liability for future policy benefits, respectively, due principally to favorable mortality.
Due to emerging experience on our structured settlements, we revised the mortality assumption to reflect unfavorable mortality rates, resulting in an increase of
$
27

million, partially offset by a favorable actual to expected experience adjustment of
$
24

million in 2021.
The following table provides the weighted-average interest rates for the liability for future policy benefits as of the dates indicated:

	September 30, 2023	December 31, 2022	December 31, 2021
Long-term care insurance
Interest accretion rate	5.8%	5.8%	5.8%
Current discount rate	6.0%	5.4%	2.8%
Life insurance
Interest accretion rate	5.8%	5.8%	5.8%
Current discount rate	5.8%	5.2%	2.4%
Fixed annuities
Interest accretion rate	6.7%	6.7%	6.7%
Current discount rate	5.9%	5.3%	2.8%
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the amount of undiscounted and discounted expected future gross premiums and expected future benefit payments as of the dates indicated:

	September 30, 2023		December 31, 2022		December 31, 2021
(Amounts in millions)	Undiscounted	Discounted	Undiscounted	Discounted	Undiscounted	Discounted
Long-term care insurance
Expected future gross premiums	$39,880	$25,926	$42,329	$28,278	$45,334	$36,642
Expected future benefit payments	$127,148	$57,132	$130,315	$61,352	$133,974	$85,338
Life insurance
Expected future gross premiums	$10,993	$5,970	$11,541	$6,559	$12,266	$8,853
Expected future benefit payments	$7,360	$5,014	$7,924	$5,556	$8,652	$7,157
Fixed annuities
Expected future gross premiums	$—	$—	$—	$—	$—	$—
Expected future benefit payments	$24,157	$10,965	$24,924	$11,923	$26,473	$17,039
During the nine months ended September 30, 2023 and the year ended December 31, 2022, we recorded a charge of $6 million and $16 million, respectively, to net income due to net premiums exceeding gross premiums for our life insurance products primarily due to higher claim severity.
During the year ended December 31, 2021, we recorded a charge of $8 million to net income due to net premiums exceeding gross premiums for our life insurance products principally from higher claim frequency due to unfavorable mortality attributable to
COVID-19.
The following table sets forth the amount of revenue and interest expense recognized in net income related to our liability for future policy benefits for the periods indicated:

	Three months ended September 30, 2023		Three months ended September 30, 2022		Nine months ended September 30, 2023		Nine months ended September 30, 2022		Years ended December 31,
									2022		2021
(Amounts in millions)	Gross premiums	Interest expense (1)	Gross premiums	Interest expense (1)	Gross premiums	Interest expense (1)	Gross premiums	Interest expense (1)	Gross premiums	Interest expense (1)	Gross premiums	Interest expense (1)
Long-term care insurance	$685	$584	$707	$578	$2,031	$1,744	$2,059	$1,723	$2,769	$2,303	$2,847	$2,256
Life insurance	168	15	178	19	521	48	550	60	725	78	759	101
Fixed annuities	—	166	—	171	—	500	—	521	—	690	—	728

Total	$853	$765	$885	$768	$2,552	$2,292	$2,609	$2,304	$3,494	$3,071	$3,606	$3,085

(1)
Amounts for interest accretion, labeled “interest expense” in the table above, are included in benefits and other changes in policy reserves in the condensed consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 and in the consolidated statements of income for the years ended December 31, 2022 and 2021.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) Policyholder Account
Balances
The following table sets forth our liabilities for policyholder account balances as of the dates indicated:

(Amounts in millions)	September 30, 2023	December 31, 2022
Life insurance	$7,502	$7,694
Fixed annuities	4,700	5,477
Variable annuities	549	610
Fixed indexed annuity embedded derivatives (1)	174	202
Indexed universal life embedded derivatives (1)	14	15
Additional insurance liabilities (2)	2,646	2,566
Other	5	—

Total policyholder account balances	$15,590	$16,564

(1)	See note 6 for additional information.
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
The following tables present the balances of and changes in policyholder account balances as of and for the periods indicated:

	September 30, 2023
(Dollar amounts in millions)	Life insurance	Fixed annuities	Variable annuities
Beginning balance as of January 1	$7,694	$5,477	$610
Issuances	—	—	—
Premiums received	384	17	11
Policy charges	(464)	(4)	(4)
Surrenders and withdrawals	(234)	(663)	(55)
Benefit payments	(171)	(292)	(54)
Net transfers from (to) separate accounts	—	—	1
Interest credited	291	121	3
Other	2	44	37

Ending balance as of September 30	$7,502	$4,700	$549

Weighted-average crediting rate	3.9%	2.8%	3.3%
Net amount at risk (1)	$43,456	$11	$535
Cash surrender value	$4,308	$3,714	$549

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables represent policyholder account balances by range of guaranteed minimum crediting rate and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums as of the dates indicated:

	September 30, 2023
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$336	$106	$9	$—	$451
2.00%–2.99%	1,186	2	—	—	1,188
3.00%–3.99%	1,780	717	1,167	19	3,683
4.00% and greater	2,509	16	8	—	2,533

Total	$5,811	$841	$1,184	$19	$7,855

(1)	Excludes universal life insurance and investment contracts of approximately $4,896 million that have a market component to their crediting strategy.

	December 31, 2022
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$1,065	$42	$2	$—	$1,109
2.00%–2.99%	947	2	—	—	949
3.00%–3.99%	1,928	774	1,156	1	3,859
4.00% and greater	2,649	12	1	—	2,662

Total	$6,589	$830	$1,159	$1	$8,579

(1)	Excludes universal life insurance and investment contracts of approximately $5,202 million that have a market component to their crediting strategy.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) Additional Insurance Liabilities
The following table presents the balances of and changes in additional liabilities related to death or other insurance benefits that are included within policyholder account balances related to universal and term universal life insurance products as of and for the periods indicated:

(Dollar amounts in millions)	September 30, 2023	December 31, 2022	December 31, 2021 (2)
Beginning balance as of January 1	$2,566	$2,656	$2,524
Beginning balance before shadow accounting adjustments	$2,634	$2,523	$2,341
Effect of changes in cash flow assumptions	—	(37)	85
Effect of actual variances from expected experience	30	33	40

Adjusted beginning balance	2,664	2,519	2,466
Issuances	—	—	—
Interest accrual	66	85	77
Assessments collected	181	245	253
Benefit payments	(161)	(215)	(282)
Derecognition (lapses and withdrawals)	—	—	—
Other (flooring adjustment)	—	—	9

Ending balance before shadow accounting adjustments	2,750	2,634	2,523
Effect of shadow accounting adjustments	(104)	(68)	133

Ending balance	2,646	2,566	2,656
Less: reinsurance recoverable (1)	—	—	—

Additional insurance liabilities, net of reinsurance recoverable	$2,646	$2,566	$2,656

Weighted-average liability duration (years)	19.8	20.8	22.6

(1)
Reflects immaterial revisions to the presentation of reinsurance recoverable previously disclosed in our quarterly reports on Form
10-Q
for the first and second quarters of 2023 to correctly remove amounts associated with policyholder account balances.

(2)
Reflects immaterial revisions to the presentation of certain line items of the December 31, 2021 rollforward previously disclosed in our quarterly reports on Form 10-Q for the first and second quarters of 2023 to correctly reflect changes to flooring adjustments.

The effect of updating the benefit ratio for actual versus expected experience for the nine months ended September 30, 2023 and the years ended December 31, 2022 and 2021 increased our additional insurance liabilities by $30 million, $33 million and $40 million, respectively.
The increase for the nine months ended September 30, 2023 was principally due to unfavorable mortality experience and higher projected benefits as compared to prior expectations. The increase for the years ended December 31, 2022 and 2021 was primarily due to unfavorable mortality experience.
In the fourth quarter of 2022, as part of our annual review of assumptions, we decreased our additional insurance liabilities by $37 million in our universal and term universal life insurance products primarily related to higher interest rates. In the fourth quarter of 2021, as part of our annual review of assumptions, we increased our additional insurance liabilities by $85 million in our term universal and universal life insurance products primarily driven by unfavorable pre-COVID-19
mortality.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the weighted-average interest rates for our additional insurance liabilities as of the dates indicated:

	September 30, 2023	December 31, 2022	December 31, 2021
Interest accretion rate (1)	3.3%	3.3%	3.2%
Projected crediting rate (2)	3.8%	3.8%	3.6%

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

The following table sets forth the amount of revenue and interest expense recognized in net income related to additional insurance liabilities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,		Years ended December 31,
(Amounts in millions)	2023	2022	2023	2022	2022	2021

Gross assessments	$134	$136	$406	$427	$559	$592
Interest expense (1)	$22	$22	$66	$63	$85	$77

(1)	Amounts for interest accretion, labeled “interest expense” in the table above, are included in benefits and other changes in policy reserves in the condensed consolidated statements of income.
(13) Market Risk Benefits
The following table sets forth our market risk benefits by asset and liability position as of the dates indicated:

	September 30, 2023			December 31, 2022
(Amounts in millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Fixed indexed annuities	$—	$38	$38	$—	$52	$52
Variable annuities	39	541	502	26	696	670

Total market risk benefits	$39	$579	$540	$26	$748	$722

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the balances of and changes in market risk benefits as of and for the periods indicated:

	September 30, 2023
(Dollar amounts in millions)	Fixed indexed annuities	Variable annuities	Reinsurance recoverable (1)
Beginning balance as of January 1	$52	$670	$158
Beginning balance before effect of changes in instrument-specific credit risk	$50	$660	$158
Issuances	—	—	—
Interest accrual	2	26	6
Attributed fees collected	3	28	6
Benefit payments	—	(26)	(11)
Effect of changes in interest rates	(16)	(142)	(24)
Effect of changes in equity markets	(1)	(54)	(15)
Actual policyholder behavior different from expected behavior	(2)	4	3
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	—	—	—

Ending balance before effect of changes in instrument-specific credit risk	36	496	123
Effect of changes in instrument-specific credit risk	2	6	—

Ending balance as of September 30	38	502	$123

Less: reinsurance recoverable	—	123

Market risk benefits, net of reinsurance recoverable	$38	$379

Weighted-average attained age of contractholders	72	76
Net amount at risk (2)

(1)	Represents the net reinsured asset related to our variable annuity MRBs.
(2)	See note 11 for additional information on the net amount at risk.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) Separate Accounts
The following table presents the balances of and changes in separate account liabilities related to variable annuity and variable universal life insurance products as of and for the periods indicated:

(Amounts in millions)	September 30, 2023	December 31, 2022	December 31, 2021
Beginning balance as of January 1	$4,417	$6,066	$6,081
Premiums and deposits	27	48	47
Policy charges	(79)	(115)	(136)
Surrenders and withdrawals	(265)	(352)	(506)
Benefit payments	(157)	(226)	(266)
Investment performance	304	(991)	852
Net transfers to general account	(1)	(11)	(5)
Other charges	(2)	(2)	(1)

Ending balance	$4,244	$4,417	$6,066

Cash surrender value (1)	$4,241	$4,414	$6,065

(1)
Cash surrender value represents the amount of the contractholders’ account balances that was distributable as of September 30, 2023, December 31, 2022 and December 31, 2021 less certain surrender charges.

Separate Account Assets
The following table presents the aggregate fair value of assets, by major investment asset category, supporting separate accounts as of the dates indicated:

(Amounts in millions)	September 30, 2023	December 31, 2022
Equity funds	$1,866	$1,866
Balanced funds	1,831	1,962
Bond funds	306	332
Money market funds	241	257

Total	$4,244	$4,417

(15) Liability for Policy and Contract Claims
The following table presents the balances of our liability for policy and contract claims as of the dates indicated:

(Amounts in millions)	September 30, 2023	December 31, 2022
Enact segment	$501	$519
Life and Annuities segment (1)	123	158
Other mortgage insurance business	7	6

Total liability for policy and contract claims	$631	$683

(1)	Primarily includes balances related to our universal and term universal life insurance products.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth changes in our liability for policy and contract claims as of and for the periods indicated:

	Nine months ended September 30,
(Amounts in millions)	2023	2022
Beginning balance as of January 1	$683	$819
Less reinsurance recoverables	(23)	(26)

Net beginning balance	660	793

Incurred related to insured events of:
Current year	634	647
Prior years	(185)	(245)

Total incurred	449	402

Paid related to insured events of:
Current year	(393)	(439)
Prior years	(102)	(111)

Total paid	(495)	(550)

Foreign currency translation	1	—

Net ending balance	615	645
Add reinsurance recoverables	16	24

Ending balance as of September 30	$631	$669

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
The favorable development related to insured events of prior years for the nine months ended September 30, 2023 was predominantly associated with $188 million of reserve releases in our Enact segment primarily related to favorable cure performance on delinquencies from 2022 and earlier, including those related to
COVID-19.
Uncertainty in the economic environment has not negatively impacted cure performance on 2022 delinquencies to the extent initially expected. The favorable development related to insured events of prior years for the nine months ended September 30, 2022 was largely attributable to $251 million of favorable reserve adjustments in our Enact segment primarily related to
COVID-19
delinquencies in 2020 curing at levels above original reserve expectations.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16) Reinsurance
Allowance for Credit Losses on Reinsurance Recoverables
The following table sets forth the changes in the allowance for credit losses related to reinsurance recoverables as of and for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2023	2022
Allowance for credit losses:
Beginning balance	$64	$63
Provision	33	1
Write-offs	(69)	—
Recoveries	—	—

Ending balance	$28	$64

	Nine months ended September 30,
(Amounts in millions)	2023	2022
Allowance for credit losses:
Beginning balance	$63	$58
Provision	34	6
Write-offs	(69)	—
Recoveries	—	—

Ending balance	$28	$64

As discussed in Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2022 Annual Report on Form
10-K,
our policy for evaluating and measuring the allowance for credit losses related to reinsurance recoverables utilizes the reinsurer’s credit rating, updated quarterly, to assess the credit quality of reinsurance recoverables.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth A.M. Best Company, Inc.’s credit ratings related to our reinsurance recoverables at the locked-in
discount rate, gross of the allowance for credit losses, as of the dates indicated:

	September 30, 2023
(Amounts in millions)	Collateralized	Non-collateralized	Total
Credit rating:
A++	$—	$660	$660
A+	1,349	1,691	3,040
A	34	346	380
Not rated	13,198	15	13,213

Total reinsurance recoverable	$14,581	$2,712	$17,293

	December 31, 2022
(Amounts in millions)	Collateralized	Non-collateralized	Total
Credit rating:
A++	$—	$626	$626
A+	1,268	2,050	3,318
A	20	33	53
Not rated	13,506	86	13,592

Total reinsurance recoverable	$14,794	$2,795	$17,589

Reinsurance recoverables are considered past due when contractual payments have not been received from the reinsurer by the required payment date. Claims submitted for payment are generally due in less than one year. As of September 30, 2023, we had no reinsurance recoverables past due. As of December 31, 2022, we did not have any reinsurance recoverables past due, except for Scottish Re US Inc. (“Scottish Re”), a reinsurance company domiciled in Delaware. On March 6, 2019, Scottish Re was ordered into receivership for the purposes of rehabilitation by the Court of Chancery of the State of Delaware. The proposed Plan of Rehabilitation of Scottish Re was filed on June 30, 2020. On March 16, 2021, the Receiver filed a draft Amended Plan of Rehabilitation and filed an outline of changes to the amended plan on July 27, 2021. In May 2023, the Receiver concluded that Scottish Re should be liquidated based upon adverse changes in its financial condition subsequent to the filing of the Amended Plan of Rehabilitation. In July 2023, Scottish Re’s board of directors consented to the liquidation order, which was made final by the Court shortly thereafter. In addition, the Court’s liquidation order mandated all reinsurance agreements in-force
with Scottish Re be terminated (or expire) by no later than September 30, 2023.
We previously established an allowance for credit losses of $36 million related to the reinsurance recoverable due from Scottish Re. In the third quarter of 2023, we determined that the reinsurance recoverable was uncollectible. As a result, we recorded an additional credit loss of $33 million and wrote off the entire reinsurance recoverable of $69 million against the allowance for credit losses. As of September 30, 2023, we recaptured all of our life insurance policies from Scottish Re, which did not have a significant impact on our current period earnings, as the credit loss recognized in the third quarter of 2023 was offset by the derecognition of ceded premiums of approximately $33 million where we have the right of offset for the amounts owed to us by Scottish Re.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(17) Income Taxes
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase in rate resulting from:
Tax on income from terminated swaps	8.4	2.7	4.4	2.4
Non-deductible expenses	3.2	1.1	1.2	0.5
Other, net	0.7	(0.3)	0.3	—

Effective rate	33.3%	24.5%	26.9%	23.9%

The effective tax rate for the three and nine months ended September 30, 2023 and 2022 was above the statutory U.S. federal income tax rate of 21% largely due to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income, as well as non-deductible
expenses. The increase in the effective tax rate for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was primarily attributable to higher tax expense on certain forward starting swaps gains in relation to lower pre-tax
income in the current year.
U.S. GAAP generally requires an annualized effective tax rate to be used for interim reporting periods, utilizing projections of full year results. However, in certain circumstances it is appropriate to record the actual effective tax rate for the period if a reliable full year estimate cannot be made. For the three and nine months ended September 30, 2023, we utilized the actual effective tax rate for the interim periods to record the provision for income taxes for our Long-Term Care Insurance and Life and Annuities segments and the annualized projected effective tax rate for our Enact segment and Corporate and Other. For the three and nine months ended September 30, 2022, we utilized the effective tax rate for the year ended December 31, 2022 in determining the re-presented
provision for income taxes.
Our ability to realize our deferred tax assets is largely dependent upon generating sufficient taxable income and capital gains in future years. As of September 30, 2023 and December 31, 2022, our tax valuation allowance was $748 million and $583 million, respectively, of which $350 million and $200 million, respectively, were related to capital deferred tax assets. Given the increase in unrealized losses on our fixed maturity securities and forward starting swaps in the current year due to rising interest rates and the corresponding reduction in the amount of unrealized capital gains expected to be available in the future to offset our capital loss carryforwards and other capital deferred tax assets, we recorded an additional valuation allowance of $150 million in the third quarter of 2023 through accumulated other comprehensive income (loss) related to deferred tax assets that would produce capital losses. The remainder of the total valuation allowance relates to foreign and state net operating loss carryforwards.
(18) Segment Information
We have the following three operating segments: Enact; Long-Term Care Insurance; and Life and Annuities. The products in the Life and Annuities segment include traditional and non-traditional
life insurance

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The annually-determined tax rates and adjustments to each segment’s provision for income taxes are estimates which are subject to review and could change from year to year. U.S. GAAP generally requires an annualized effective tax rate to be used for interim reporting periods, utilizing projections of full year results. However, in certain circumstances it is appropriate to record the actual effective tax rate for the period if a reliable full year estimate cannot be made. See note 17 for a discussion of the effective tax rates used for our segments and Corporate and Other for the three and nine months ended September 30, 2023 and 2022.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following is a summary of revenues for our segments and Corporate and Other for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2023	2022	2023	2022
Revenues:
Enact segment	$299	$275	$857	$818
Long-Term Care Insurance segment	1,082	1,087	3,323	3,290
Life and Annuities segment:
Life insurance	347	352	1,055	1,092
Fixed annuities	68	91	237	299
Variable annuities	34	37	105	114

Life and Annuities segment	449	480	1,397	1,505

Corporate and Other	1	6	—	15

Total revenues	$1,831	$1,848	$5,577	$5,628

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2023	2022	2023	2022
Net income available to Genworth Financial, Inc.’s common stockholders	$29	$136	$288	$535
Add: net income from continuing operations attributable to noncontrolling interests	31	35	94	103
Add: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—

Net income	60	171	382	638
Less: income from discontinued operations, net of taxes	—	5	2	2

Income from continuing operations	60	166	380	636
Less: net income from continuing operations attributable to noncontrolling interests	31	35	94	103

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	29	131	286	533
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	43	58	13	(3)
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	(26)	(32)	(35)	(78)
(Gains) losses on early extinguishment of debt (3)	—	3	(1)	7
Expenses related to restructuring	—	—	4	1
Pension plan termination costs	—	6	—	6
Taxes on adjustments	(4)	(8)	4	14

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$42	$158	$271	$480

(1)	For the nine months ended September 30, 2023, net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $2 million.
(2)
Changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(2) million and $(5) million for the three months ended September 30, 2023 and 2022, respectively, and $(9) million and $(30) million for the nine months ended September 30, 2023 and 2022, respectively.

(3)
During the nine months ended September 30, 2023, we repurchased $11 million principal amount of Genworth Holdings’ senior notes due in June 2034 for a pre-tax
gain of $1 million. During the three and nine months ended September 30, 2022, we paid a pre-tax
make-whole premium of $2 million and wrote off $1 million of bond consent fees and deferred borrowing costs related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in February 2024. Additionally, during the nine months ended September 30, 2022, we repurchased $130 million principal amount of Genworth Holdings’ senior notes due in February 2024 for a pre-tax
loss of $4 million.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2023	2022	2023	2022
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$134	$156	$423	$458
Long-Term Care Insurance segment	(71)	26	(91)	116
Life and Annuities segment:
Life insurance	(25)	(28)	(69)	(112)
Fixed annuities	17	15	41	48
Variable annuities	5	7	23	13

Life and Annuities segment	(3)	(6)	(5)	(51)

Corporate and Other	(18)	(18)	(56)	(43)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$42	$158	$271	$480

Other than pension plan termination costs incurred in the third quarter of 2022 related to one of our defined benefit pension plans, there were no infrequent or unusual items excluded from adjusted operating income during the periods presented.
The following is a summary of total assets for our segments and Corporate and Other as of the dates indicated:

(Amounts in millions)	September 30, 2023	December 31, 2022
Assets:
Enact segment	$6,000	$5,712
Long-Term Care Insurance segment	42,927	44,156
Life and Annuities segment	35,111	37,975
Corporate and Other	1,428	1,871

Total assets	$85,466	$89,714

(19) Commitments and Contingencies
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
In September 2018, Genworth Life and Annuity Insurance Company (“GLAIC”), our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
TVPX ARX INC., as Securities Intermediary for Consolidated Wealth Management, LTD. on behalf of itself and all others similarly situated v. Genworth Life and Annuity Insurance Company
. Plaintiff alleges unlawful and excessive cost of insurance charges were imposed on policyholders. The complaint asserts claims for breach of contract, alleging that Genworth improperly considered non-mortality
factors when calculating cost of insurance rates and failed to decrease cost of insurance charges in light of improved expectations of future mortality, and seeks unspecified compensatory damages, costs, and equitable relief. On October 29, 2018, we filed a motion to enjoin the case in the Middle District of Georgia, and a motion to dismiss and motion to stay in the Eastern District of Virginia. We moved to enjoin the prosecution of the Eastern District of Virginia action on the basis that it involves claims released in a prior nationwide class action settlement (the “McBride settlement”) that was approved by the Middle District of Georgia. Plaintiff filed an amended complaint on November 13, 2018. On December 6, 2018, we moved the Middle District of Georgia for leave to file our counterclaim, which alleges that plaintiff breached the covenant not to sue contained in the prior settlement agreement by filing its current action. On March 15, 2019, the Middle District of Georgia granted our motion to enjoin and denied our motion for leave to file our counterclaim. As such, plaintiff is enjoined from pursuing its class action in the Eastern District of Virginia. On March 29, 2019, plaintiff filed a notice of appeal in the Middle District of Georgia, notifying the Court of its appeal to the United States Court of Appeals for the Eleventh Circuit from the order granting our motion to enjoin. On March 29, 2019, we filed our notice of cross-appeal in the Middle District of Georgia, notifying the Court of our cross-appeal to the Eleventh Circuit from the portion of the order denying our motion for leave to file our counterclaim. On April 8, 2019, the Eastern District of Virginia dismissed the case without prejudice, with leave for plaintiff to refile an amended complaint only if a final appellate Court decision vacates the injunction and reverses the Middle District of Georgia’s opinion. On May 21, 2019, plaintiff filed its appeal and memorandum in support in the Eleventh Circuit. We filed our response to plaintiff’s appeal memorandum on July 3, 2019. The Eleventh Circuit Court of Appeals heard oral argument on plaintiff’s appeal and our cross-appeal on April 21, 2020. On May 26, 2020, the Eleventh Circuit Court of Appeals vacated the Middle District of Georgia’s order enjoining plaintiff’s class action and remanded the case back to the Middle District of Georgia for further factual development as to whether Genworth has altered how it calculates or charges cost of insurance since the McBride settlement. The Eleventh Circuit Court of Appeals did not reach a decision on Genworth’s counterclaim. On June 30, 2021, we filed in the Middle District of Georgia our renewed motion to enforce the class action settlement and release, and

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

renewed our motion for leave to file a counterclaim. The briefing on both motions concluded in October 2021. On March 24, 2022, the Court denied our motions. On April 11, 2022, we filed an appeal of the Court’s denial to the United States Court of Appeals for the Eleventh Circuit. On June 22, 2022, we filed our opening brief in support of the appeal. Plaintiff filed its respondent’s brief on September 20, 2022, and we filed our reply brief on November 10, 2022. The appeal was orally argued on August 17, 2023, and we are awaiting a decision from the Eleventh Circuit. We intend to continue to vigorously defend this action.
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
In January 2021, GLAIC was named as a defendant in a putative class action lawsuit pending in the United States District Court for the District of Oregon captioned
Patsy H. McMillan, individually and on behalf of all others similarly situated, v. Genworth Life and Annuity Insurance Company
. Plaintiff sought to represent life insurance policyholders, alleging that GLAIC impermissibly calculated cost of insurance rates to be higher than permitted by her policy. The complaint asserted claims for breach of contract, conversion, and declaratory and

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

injunctive relief, and sought damages in excess of $5 million. On February 10, 2023, the parties reached an agreement in principle to settle the action for an immaterial amount. On April 14, 2023, the action was dismissed on stipulation.
On August 11, 2021, GLIC and Genworth Life Insurance Company of New York received a request for pre-suit
mediation related to a potential class action lawsuit that may have been brought by five long-term care insurance policyholders, who sought to represent a nationwide class alleging that the defendants made misleading and inadequate disclosures regarding premium increases for long-term care insurance policies. The draft complaint asserted claims for breach of contract, conversion, and declaratory and injunctive relief, and sought damages in excess of $5 million. Genworth participated in pre-suit
mediation in November 2021 and January 2022. On January 15, 2022, the parties reached an agreement in principle to settle the dispute on a nationwide basis, subject to the negotiation and execution of a final settlement agreement, and Court approval thereof. On January 28, 2022, the complaint was filed in the United States District Court for the Eastern District of Virginia captioned
Fred Haney, Marsha Merrill, Sylvia Swanson, and Alan Wooten, individually, and on behalf of all others similarly situated v. Genworth Life Insurance Company and Genworth Life Insurance Company of New
York
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
On August 1, 2022, a putative class action was filed in the United States District Court for the Eastern District of Virginia by two former Genworth employees against Genworth Financial, its Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Retirement and Savings Plan (“Savings Plan”). Plaintiffs purport to act on behalf of the Savings Plan and all similarly simulated participants and beneficiaries of the Savings Plan. The complaint asserts that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 by imprudently offering and inadequately monitoring a suite of BlackRock Target Date Funds as a retirement investment option for Genworth employees. Plaintiffs seek declaratory and injunctive relief, monetary damages, and attorney’s fees. By stipulation entered September 6, 2022, the complaint was dismissed, without prejudice, against the Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Savings Plan. On October 17, 2022, we moved to dismiss the complaint against the sole remaining defendant, Genworth Financial. Plaintiffs filed opposition papers on November 10, 2022, and we filed our reply papers on November 16, 2022. By order dated January 20, 2023, the Court granted plaintiffs’ motion to serve an amended complaint, rendering our initial motion to dismiss moot. On January 20, 2023, plaintiffs filed an amended complaint, and on February 2, 2023, we filed a motion to dismiss the amended complaint. On March 16, 2023, the Court directed plaintiffs to file a second amended complaint and denied as moot our motion to dismiss the amended complaint. Plaintiffs filed the second amended complaint on April 17, 2023. On May 15, 2023, we answered and moved to dismiss the second amended complaint. On September 13, 2023, the Court granted in part and denied in part our motion to dismiss the second amended complaint. Discovery is now ongoing, and trial is scheduled for May 20, 2024. We intend to continue to vigorously defend this action.
On December 16, 2022, Blue Cross Blue Shield of Nebraska (“BCBSNE”) served an arbitration demand on GLIC in relation to BCBSNE’s stated intent to recapture a block of long-term care insurance policies for which the risk was partly ceded to GLIC. In its arbitration demand, BCBSNE alleges that GLIC breached the governing reinsurance agreement by refusing to agree to transfer assets equal to the fair value of the liabilities being recaptured. BCBSNE asserts it has satisfied all of its obligations under the reinsurance agreement and is seeking

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to recapture the ceded block of reinsurance. BCBSNE seeks damages equal to the fair value of the recaptured liabilities, plus interest and other damages, including attorneys’ fees and costs. The arbitration panel has been appointed and an organizational meeting was held on August 30, 2023. The trial is scheduled for September and October of 2024. We intend to vigorously defend this arbitration proceeding.
Starting in June 2023, various Genworth entities (including Genworth Financial, GLIC and GLAIC) have been named as defendants in certain of ten putative class action lawsuits in the United States District Courts for the Eastern District of Virginia and the District of Massachusetts. These cases are captioned as follows:
King v. Genworth Financial, Inc
.;
Anastasio v. Genworth Financial, Inc. et al
;
Hauser v. Genworth Life Insurance Company
;
Smith v. Genworth Financial, Inc.
;
Behrens v. Genworth Life Insurance Company
;
Hale et al v. Genworth Financial, Inc.
;
Burkett, Jr. v. Genworth Life and Annuity Insurance Company
;
Manar v. Genworth Financial, Inc.
;
Kennedy v. Genworth Financial, Inc.
; and
Bailey v. Genworth Financial, Inc
. The actions relate to the data security events involving the MOVEit file transfer system (“MOVEit Cybersecurity Incident”), which PBI Research Services (“PBI”), a third-party vendor, uses in the performance of its services. Our life insurance companies use PBI to, among other things, satisfy applicable regulatory obligations to search various databases to identify the deaths of insured persons under life insurance policies, and to identify the deaths of long-term care insurance and annuity policies which can impact premium payment obligations and benefit eligibility. Plaintiffs seek to represent various classes and subclasses of Genworth long-term care insurance policyholders and agents whose data was accessed or potentially accessed by the MOVEit Cybersecurity Incident, alleging that Genworth breached its purported duty to safeguard their sensitive data from cybercriminals. The complaints assert claims for, inter alia, negligence, negligence per se, breach of contract, unjust enrichment, and violations of various consumer protection and privacy statutes, and they seek, inter alia, declaratory and injunctive relief, compensatory and punitive damages, restitution, attorneys’ fees and costs. On October 4, 2023, the Joint Panel on Multidistrict Litigation issued an order consolidating all actions relating to the MOVEit Cybersecurity Incident before a single federal judge in the United States District Court for the District of Massachusetts. We intend to vigorously defend these actions.
On October 20, 2023, GLIC was named as the defendant in a putative class action lawsuit in the United States District Court for the Eastern District of Virginia captioned
Martin Silverstein, on behalf of himself and all others similarly situated v. Genworth Life Insurance Company
. The complaint alleges that GLIC subjected universal life insurance policyholders to impermissible increases in cost of insurance charges, thereby breaching the underlying contracts. The complaint seeks, among other things, monetary damages and reinstatement of any lapsed policies. We intend to vigorously defend this action.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(b) Commitments
As of September 30, 2023, we were committed to fund $1,408 million in limited partnership investments, $136 million of bank loan investments, $12 million in private placement investments and $9 million of commercial mortgage loan investments.
(20) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2023	$(3,056)	$1,154	$(964)	$(9)	$14	$(2,861)
OCI before reclassifications	(1,741)	(390)	2,790	3	(5)	657
Amounts reclassified from OCI	9	(37)	—	—	2	(26)

Current period OCI	(1,732)	(427)	2,790	3	(3)	631
Balances as of September 30, 2023 before noncontrolling interests	(4,788)	727	1,826	(6)	11	(2,230)

Less: change in OCI attributable to noncontrolling interests	(10)	—	—	—	—	(10)

Balances as of September 30, 2023	$(4,778)	$727	$1,826	$(6)	$11	$(2,220)

(1)	See note 6 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2022	$(1,518)	$1,445	$(3,167)	$(12)	$(36)	$(3,288)
OCI before reclassifications	(2,538)	(98)	3,282	1	—	647
Amounts reclassified from OCI	21	(37)	—	—	—	(16)

Current period OCI	(2,517)	(135)	3,282	1	—	631
Balances as of September 30, 2022 before noncontrolling interests	(4,035)	1,310	115	(11)	(36)	(2,657)

Less: change in OCI attributable to noncontrolling interests	(25)	—	—	—	—	(25)

Balances as of September 30, 2022	$(4,010)	$1,310	$115	$(11)	$(36)	$(2,632)

(1)	See note 6 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2023	$(3,407)	$1,200	$(403)	$(10)	$6	$(2,614)
OCI before reclassifications	(1,419)	(359)	2,229	4	3	458
Amounts reclassified from OCI	45	(114)	—	—	2	(67)

Current period OCI	(1,374)	(473)	2,229	4	5	391
Balances as of September 30, 2023 before noncontrolling interests	(4,781)	727	1,826	(6)	11	(2,223)

Less: change in OCI attributable to noncontrolling interests	(3)	—	—	—	—	(3)

Balances as of September 30, 2023	$(4,778)	$727	$1,826	$(6)	$11	$(2,220)

(1)	See note 6 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2022	$6,077	$2,025	$(13,918)	$(15)	$(24)	$(5,855)
OCI before reclassifications	(10,212)	(604)	14,033	4	(12)	3,209
Amounts reclassified from OCI	31	(111)	—	—	—	(80)

Current period OCI	(10,181)	(715)	14,033	4	(12)	3,129
Balances as of September 30, 2022 before noncontrolling interests	(4,104)	1,310	115	(11)	(36)	(2,726)

Less: change in OCI attributable to noncontrolling interests	(94)	—	—	—	—	(94)

Balances as of September 30, 2022	$(4,010)	$1,310	$115	$(11)	$(36)	$(2,632)

(1)	See note 6 for additional information.
As of September 30, 2023 and 2022, the balances of the change in the discount rate used to measure future policy benefits were net of taxes of $(496) million and $(31) million, respectively, and the balances of the change in instrument-specific credit risk of MRBs were net of taxes of $2 million and $3 million, respectively. The foreign currency translation and other adjustments balances in the charts above included $34 million and $2 million, respectively, net of taxes of $(9) million and $(1) million, respectively, related to a net unrecognized postretirement benefit obligation as of September 30, 2023 and 2022. The balance also included taxes of $2 million and $4 million, respectively, related to foreign currency translation adjustments as of September 30, 2023 and 2022.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows reclassifications from accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the condensed consolidated statements of income
	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2023	2022	2023	2022
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments	$11	$27	$57	$39	Net investment (gains) losses
Income taxes	(2)	(6)	(12)	(8)	Provision for income taxes

Total	$9	$21	$45	$31

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(56)	$(55)	$(165)	$(167)	Net investment income
Interest rate swaps hedging assets	—	(3)	(8)	(5)	Net investment (gains) losses
Interest rate swaps hedging liabilities	1	—	2	2	Interest expense
Interest rate swaps hedging liabilities	—	—	(1)	—	Net investment (gains) losses
Foreign currency swaps	—	—	—	(1)	Net investment income
Foreign currency swaps	—	—	(2)	—	Net investment (gains) losses
Income taxes	18	21	60	60	Provision for income taxes

Total	$(37)	$(37)	$(114)	$(111)

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

•
inaccuracies or changes in estimates, assumptions, methodologies, valuations, projections and/or models, which result in inadequate reserves or other adverse results (including as a result of any changes in connection with quarterly, annual or other reviews, including reviews we expect to complete and carry out in the fourth quarter of 2023);

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

•	changes in economic, market and political conditions including as a result of high inflation, labor shortages, displacements related to the coronavirus pandemic (“COVID-19”) and elevated interest

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

•
the occurrence of natural or
man-made
disasters, including geopolitical tensions and war (including the Russian invasion of Ukraine and the Hamas attack on Israel and ensuing response), a public health emergency, including pandemics, or climate change;

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
Strategic Update
Genworth has advanced its strategy to drive shareholder value over the past several years, culminating in several major achievements in 2022 and through the third quarter of 2023. We reduced Genworth Holdings’ debt to less than $1.0 billion, enhanced the value of Enact, received multiple upgrades from rating agencies, continued to make progress on our multi-year long-term care insurance in-force
rate action plan and began returning capital to shareholders for the first time in over 13 years. In addition, the government-sponsored enterprises (“GSEs”) lifted the restrictions that had been imposed on Enact effective March 1, 2023. This was an important milestone as Enact is no longer subject to more stringent capital requirements as compared to its peers, putting it on a more level playing field with its competitors. Building on this progress and the transformative improvement in Genworth’s financial position over the past few years, we have refocused our priorities to three areas:

•	further strengthen our legacy long-term care insurance financial and operational capabilities to address customer needs;

•	allocate capital from Enact to drive Genworth Financial’s long-term shareholder value; and

•	leverage our unparalleled long-term care expertise to develop innovative aging care services and solutions.
Our long-term care insurance business continued to make progress on its multi-year long-term care insurance in-force
rate action plan, receiving approvals of approximately $227 million of incremental annual premiums for the nine months ended September 30, 2023. In aggregate, we estimate that the cumulative economic benefit of approved rate actions in our long-term care insurance multi-year in-force
rate action plan through the third quarter of 2023 was approximately $25 billion, on a net present value basis, of the total currently estimated amount required of approximately $30.3 billion. We continue to work closely with the National Association of Insurance Commissioners (“NAIC”) and state regulators to demonstrate the broad-based need for actuarially justified rate increases and associated benefit reductions in order to pay future claims.
Enact continues to be a significant driver of value for Genworth. As the majority shareholder, Genworth Holdings received $26 million of capital returns from Enact Holdings during the third quarter of 2023. In addition, on August 1, 2023, Enact Holdings announced the authorization of a new share repurchase program under which Enact Holdings may repurchase up to an additional $100 million of its common stock. Genworth Holdings has agreed to participate in order to maintain its overall ownership at its current level. Capital returns from Enact have enabled us to achieve key milestones to date and will continue to benefit our shareholders by funding our strategic initiatives, including share repurchases.
Cumulative to date, Genworth Financial has repurchased approximately $334 million of its common shares under its share repurchase program that began in May 2022, including $80 million during the third quarter of

2023 and another $10 million in October 2023. On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under the existing share repurchase program. Including this additional authorization, the remaining authorized amount under the program as of October 31, 2023 was approximately $366 million. The timing and number of future shares repurchased under the program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors.
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
In October 2023, Genworth Holdings completed a bondholder consent solicitation that amended the Replacement Capital Covenant entered into for the benefit of the holders of its senior notes due in 2034 (“2034 Notes”) that limited its ability to repurchase its floating rate junior subordinated notes due in 2066 (“2066 Notes”). The amendment permits certain repayments, redemptions or repurchases of Genworth Holdings’ 2066 Notes. This transaction provides more flexibility in our capital management program as it gives us more optionality to make opportunistic debt repurchases while prioritizing growth investments and share repurchases. Genworth will strive to maintain a disciplined approach in its capital allocation strategy, balancing investments in growth initiatives with returning value to shareholders.
Financial Strength and Credit Ratings
On August 1, 2023, A.M. Best Company, Inc. assigned an initial public financial strength rating of
“A-”
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

The effective tax rates disclosed herein are calculated using whole numbers. As a result, the percentages shown may differ from an effective tax rate calculated using rounded numbers. The annually-determined tax rates and adjustments to each segment’s provision for income taxes are estimates which are subject to review and could change from year to year. For a discussion of the effective tax rates used to record the provision for income taxes for our three operating segments and Corporate and Other for the three and nine months ended September 30, 2023 and 2022, see note 17 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”

•
Net income from continuing operations attributable to noncontrolling interests.
Net income from continuing operations attributable to noncontrolling interests represents the portion of income from continuing operations in a subsidiary attributable to third parties.

Consolidated Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$915	$929	$(14)	(2)%
Net investment income	801	808	(7)	(1)%
Net investment gains (losses)	(43)	(58)	15	26%
Policy fees and other income	158	169	(11)	(7)%

Total revenues	1,831	1,848	(17)	(1)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,199	1,159	40	3%
Liability remeasurement (gains) losses	116	17	99	NM (1)
Changes in fair value of market risk benefits and associated hedges	(24)	(27)	3	11%
Interest credited	127	128	(1)	(1)%
Acquisition and operating expenses, net of deferrals	228	245	(17)	(7)%
Amortization of deferred acquisition costs and intangibles	65	80	(15)	(19)%
Interest expense	30	26	4	15%

Total benefits and expenses	1,741	1,628	113	7%

Income from continuing operations before income taxes	90	220	(130)	(59)%
Provision for income taxes	30	54	(24)	(44)%

Income from continuing operations	60	166	(106)	(64)%
Income from discontinued operations, net of taxes	—	5	(5)	(100)%

Net income	60	171	(111)	(65)%
Less: net income from continuing operations attributable to noncontrolling interests	31	35	(4)	(11)%
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—%

Net income available to Genworth Financial, Inc.’s common stockholders	$29	$136	$(107)	(79)%

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$29	$131	$(102)	(78)%
Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	5	(5)	(100)%

Net income available to Genworth Financial, Inc.’s common stockholders	$29	$136	$(107)	(79)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table sets forth the consolidated results of operations for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$2,732	$2,762	$(30)	(1)%
Net investment income	2,373	2,359	14	1%
Net investment gains (losses)	(15)	3	(18)	NM (1)
Policy fees and other income	487	504	(17)	(3)%

Total revenues	5,577	5,628	(51)	(1)%

Benefits and expenses:
Benefits and other changes in policy reserves	3,550	3,094	456	15%
Liability remeasurement (gains) losses	171	(23)	194	NM (1)
Changes in fair value of market risk benefits and associated hedges	(26)	(48)	22	46%
Interest credited	379	379	—	—%
Acquisition and operating expenses, net of deferrals	694	1,060	(366)	(35)%
Amortization of deferred acquisition costs and intangibles	201	252	(51)	(20)%
Interest expense	88	78	10	13%

Total benefits and expenses	5,057	4,792	265	6%

Income from continuing operations before income taxes	520	836	(316)	(38)%
Provision for income taxes	140	200	(60)	(30)%

Income from continuing operations	380	636	(256)	(40)%
Income from discontinued operations, net of taxes	2	2	—	—%

Net income	382	638	(256)	(40)%
Less: net income from continuing operations attributable to noncontrolling interests	94	103	(9)	(9)%
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—%

Net income available to Genworth Financial, Inc.’s common stockholders	$288	$535	$(247)	(46)%

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$286	$533	$(247)	(46)%
Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	2	2	—	—%

Net income available to Genworth Financial, Inc.’s common stockholders	$288	$535	$(247)	(46)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

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

The following table presents a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2023	2022	2023	2022
Net income available to Genworth Financial, Inc.’s common stockholders	$29	$136	$288	$535
Add: net income from continuing operations attributable to noncontrolling interests	31	35	94	103
Add: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—

Net income	60	171	382	638
Less: income from discontinued operations, net of taxes	—	5	2	2

Income from continuing operations	60	166	380	636
Less: net income from continuing operations attributable to noncontrolling interests	31	35	94	103

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	29	131	286	533
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	43	58	13	(3)
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	(26)	(32)	(35)	(78)
(Gains) losses on early extinguishment of debt (3)	—	3	(1)	7
Expenses related to restructuring	—	—	4	1
Pension plan termination costs	—	6	—	6
Taxes on adjustments	(4)	(8)	4	14

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$42	$158	$271	$480

(1)	For the nine months ended September 30, 2023, net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $2 million.
(2)
Changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(2) million and $(5) million for the three months ended September 30, 2023 and 2022, respectively, and $(9) million and $(30) million for the nine months ended September 30, 2023 and 2022, respectively.

(3)
During the nine months ended September 30, 2023, we repurchased $11 million principal amount of Genworth Holdings’ 2034 Notes for a pre-tax
gain of $1 million. During the three and nine months ended September 30, 2022, we paid a pre-tax
make-whole premium of $2 million and wrote off $1 million of bond consent fees and deferred borrowing costs related to the early redemption of Genworth Holdings’ senior notes originally scheduled to mature in 2024 (“2024 Notes”). Additionally, during the nine months ended September 30, 2022, we repurchased $130 million principal amount of Genworth Holdings’ 2024 Notes for a pre-tax
loss of $4 million.

Other than pension plan termination costs incurred in the third quarter of 2022 related to one of our defined benefit pension plans, there were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

Earnings per share
The following table provides basic and diluted earnings per common share for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.06	$0.26	$(0.20)	(77)%	$0.60	$1.05	$(0.45)	(43)%

Diluted	$0.06	$0.26	$(0.20)	(77)%	$0.59	$1.04	$(0.45)	(43)%

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.06	$0.27	$(0.21)	(78)%	$0.61	$1.05	$(0.44)	(42)%

Diluted	$0.06	$0.27	$(0.21)	(78)%	$0.60	$1.04	$(0.44)	(42)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.09	$0.31	$(0.22)	(71)%	$0.57	$0.95	$(0.38)	(40)%

Diluted	$0.09	$0.31	$(0.22)	(71)%	$0.56	$0.93	$(0.37)	(40)%

Weighted-average common shares outstanding:
Basic	460.5	503.8			475.3	507.0

Diluted	466.0	509.3			481.4	513.6

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based awards.

The following table presents a summary of adjusted operating income (loss) for our segments and Corporate and Other for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$134	$156	$(22)	(14)%	$423	$458	$(35)	(8)%
Long-Term Care Insurance segment	(71)	26	(97)	NM (1)	(91)	116	(207)	(178)%
Life and Annuities segment:
Life insurance	(25)	(28)	3	11%	(69)	(112)	43	38%
Fixed annuities	17	15	2	13%	41	48	(7)	(15)%
Variable annuities	5	7	(2)	(29)%	23	13	10	77%

Life and Annuities segment	(3)	(6)	3	50%	(5)	(51)	46	90%

Corporate and Other	(18)	(18)	—	—%	(56)	(43)	(13)	(30)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$42	$158	$(116)	(73)%	$271	$480	$(209)	(44)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
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
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

•	Net income for the three months ended September 30, 2023 and 2022 was $29 million and $136 million, respectively, and adjusted operating income was $42 million and $158 million, respectively.

•	Our Enact segment reported adjusted operating income of $134 million and $156 million for the three months ended September 30, 2023 and 2022, respectively.

•
Adjusted operating income decreased primarily attributable to higher losses on new delinquencies and a lower favorable reserve adjustment, partially offset by higher net investment income and premiums in the current year.

•	Our Long-Term Care Insurance segment reported adjusted operating income (loss) of $(71) million and $26 million for the three months ended September 30, 2023 and 2022, respectively.

•
The change to an adjusted operating loss in the current year from adjusted operating income in the prior year was primarily from higher liability remeasurement losses largely driven by timing impacts related to a second legal settlement, higher claims and lower terminations in the current year.

•
The adverse change was also attributable to lower net investment income in the current year, partially offset by an accrual for legal settlement costs of $16 million in the prior year that did not recur.

•	Our Life and Annuities segment reported an adjusted operating loss of $3 million and $6 million for the three months ended September 30, 2023 and 2022, respectively.

•	Life insurance:

•
The adjusted operating loss in our life insurance products decreased $3 million primarily due to favorable mortality experience and lower DAC amortization, partially offset by higher liability remeasurement losses largely related to a voluntary recapture of previously ceded reinsurance in the current year.

•	Fixed annuities:

•
Adjusted operating income in our fixed annuity products increased $2 million mainly from favorable mortality in our fixed payout annuity products, partially offset by lower net spreads primarily related to block runoff in the current year.

•	Variable annuities:

•	Adjusted operating income in our variable annuity products decreased $2 million predominantly due to a decline in fee income driven by lower account value in the current year.

•	Corporate and Other had an adjusted operating loss of $18 million for both the three months ended September 30, 2023 and 2022.

•
The adjusted operating loss was flat as a decrease in tax expense on certain forward starting swap gains was offset by higher expenses related to CareScout growth initiatives and higher interest expense in the current year.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

•	Net income for the nine months ended September 30, 2023 and 2022 was $288 million and $535 million, respectively, and adjusted operating income was $271 million and $480 million, respectively.

•	Our Enact segment reported $423 million and $458 million of adjusted operating income for the nine months ended September 30, 2023 and 2022, respectively.

•
Adjusted operating income decreased primarily attributable to higher losses on new delinquencies and lower favorable reserve adjustments, partially offset by higher net investment income, lower operating costs and higher premiums in the current year.

•	Our Long-Term Care Insurance segment reported adjusted operating income (loss) of $(91) million and $116 million for the nine months ended September 30, 2023 and 2022, respectively.

•
The change to an adjusted operating loss in the current year from adjusted operating income in the prior year was primarily from an unfavorable change in liability remeasurement (gains) losses largely driven by timing impacts related to legal settlements, higher claims and lower terminations in the current year.

•
The change was also attributable to less favorable cash flow assumption updates related to implementation timing and approval amounts of our in-force
rate action plan and from higher operating costs in the current year.

•	Our Life and Annuities segment reported an adjusted operating loss of $5 million and $51 million for the nine months ended September 30, 2023 and 2022, respectively.

•	Life insurance:

•
The adjusted operating loss in our life insurance products decreased $43 million largely attributable to lower DAC amortization related to higher lapse in the prior year and from favorable mortality experience in the current year as the
COVID-19
impacts subsided. In addition, the prior year included a $20 million legal settlement expense that did not recur.

•	These favorable developments were partially offset by lower premiums reflecting runoff of our in-force blocks in the current year.

•	Fixed annuities:

•
Adjusted operating income in our fixed annuity products decreased $7 million mainly attributable to lower net spreads primarily related to block runoff, partially offset by favorable mortality experience in the current year.

•	Variable annuities:

•
Adjusted operating income in our variable annuity products increased $10 million predominantly due to aging of our in-force
block, partially offset by a decrease in fee income driven by lower account value in the current year.

•	Corporate and Other had an adjusted operating loss of $56 million and $43 million for the nine months ended September 30, 2023 and 2022, respectively.

•
The increase in the adjusted operating loss was primarily from higher expenses related to CareScout growth initiatives and higher interest expense, partially offset by higher net investment income and lower tax expense on certain forward starting swap gains in the current year.

Significant Developments and Strategic Highlights
The periods under review include, among others, the following significant developments and steps taken in the execution of our strategic priorities.
Enact

•	Persistency, new insurance written and loss performance:

•
Enact’s primary persistency rate was 84% for the third quarter of 2023 compared to 82% for the third quarter of 2022. Elevated persistency continued to offset the decline in new insurance written, contributing to insurance in-force
growth in 2023.

•	New insurance written decreased 4% in the third quarter of 2023 compared to the third quarter of 2022 mostly from a decline in originations due to elevated interest rates.

•
Enact recorded favorable
pre-tax
reserve adjustments of $188 million for the nine months ended September 30, 2023, including $55 million in the third quarter of 2023, primarily related to favorable cure performance on 2022 and prior delinquencies, including those related to
COVID-19.
Enact recorded $226 million of
pre-tax
net favorable reserve adjustments for the nine months ended September 30, 2022, including $80 million in the third quarter of 2022, primarily related to favorable cure performance on
COVID-19
delinquencies.

•	New primary delinquencies in the third quarter of 2023 increased compared to the third quarter of 2022 primarily due to the aging of large, new books of business.

•	PMIERs compliance:

•	Effective March 1, 2023, the GSEs removed the capital restrictions that had been imposed on Enact.

•	Enact’s PMIERs sufficiency ratio was 162% or $2,017 million above the PMIERs requirements as of September 30, 2023.

•
As of September 30, 2023, Enact had estimated available assets of $5,268 million against $3,251 million net required assets under PMIERs compared to available assets of $5,093 million against $3,135 million net required assets as of June 30, 2023.

•	Returns of capital:

•
On November 1, 2022, Enact Holdings announced the approval by its board of directors of a share repurchase program under which Enact Holdings may repurchase up to $75 million of its outstanding common stock.

•	On August 1, 2023, Enact Holdings announced the authorization of a new share repurchase program under which Enact Holdings may repurchase up to an additional $100 million of its common stock.

•	Genworth Holdings has agreed to participate in both programs in order to maintain its overall ownership at its current level.

•	Genworth Holdings received $26 million of capital returns from Enact Holdings during the third quarter of 2023.

•
Based on Genworth Financial’s ownership of 81.6% of Enact Holdings, we expect to receive approximately $245 million from Enact Holdings for the full year 2023, consisting of quarterly dividends, share repurchases and a special dividend to be paid in the fourth quarter of 2023.

U.S. life insurance companies

•
As of September 30, 2023, the consolidated company action level risk-based capital ratio of our U.S. domiciled life insurance subsidiaries was estimated to be approximately 291%, flat compared to December 31, 2022.

•
As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which may be significant, to help bring these blocks closer to their original pricing. We estimate that the cumulative economic benefit of approved rate actions in our long-term care insurance multi-year in-force
rate action plan through the third quarter of 2023 was approximately $25 billion, on a net present value basis, of the total currently estimated amount required of approximately $30.3 billion.

•
We expect higher paid claims in our long-term care insurance business as our blocks age with peak claim years over a decade away. Paid claims on newer products continue to increase as policyholders approach peak claim age, while claims on our older products decline as those policyholders are past peak claim age. We also expect overall claim costs to continue to increase as the approximately 630,000 insured individuals in our two largest blocks, Choice I and Choice II, with average attained ages of 76 and 73, respectively, reach their peak claim years, which are over age 85.

•
Under the new accounting guidance for long-duration insurance contracts, commonly known as long-duration targeted improvements (“LDTI”), we expect ongoing volatility in our quarterly U.S. GAAP results as we remeasure our actual experience versus our best estimate assumptions, which are now recorded at a granular policy cohort level. For example, in the third quarter of 2023, our long-term care insurance remeasurement loss was $104 million due to adverse actual versus expected experience largely driven by timing impacts related to a second legal settlement, higher claims and lower terminations in the current year compared to a remeasurement loss of $3 million in the prior year.

•
In the fourth quarter of 2022, we updated our assumptions in our long-term care insurance business, which resulted in a favorable assumption update of $303 million largely from an update to legal settlement elections attributable to the inclusion of a second legal settlement. This settlement primarily impacts older, unprofitable capped cohorts; therefore, it had an immediate impact to the fourth quarter of 2022 earnings. While we have experienced and may continue to experience quarterly fluctuations in earnings due to deviations in actual versus expected experience associated with this legal settlement, we expect an overall net favorable economic impact to our long-term care insurance business, as this legal settlement reduces tail risk on our long-duration
liabilities.

•
We were notified by PBI Research Services (“PBI”), a third-party vendor, that PBI was subject to the widely reported security events involving the MOVEit file transfer system, which PBI uses in the performance of its services. The MOVEit Cybersecurity Incident resulted in the unauthorized acquisition of data by a third party from PBI as well as several organizations and governmental agencies. Since receiving notification of the security event, we, together with PBI, promptly launched an investigation to determine the extent to which personal information had been unlawfully accessed. Approximately 2.5 to 2.7 million of our policyholders’ or other customers’ personal information, including social security numbers, was exposed to and obtained by the threat actor as a result of the MOVEit Cybersecurity Incident. Regulatory agencies were notified and impacted individuals were mailed notices as required by federal and state law. In addition, impacted individuals have been offered credit monitoring, fraud consultation and identity theft restoration services. To date, most of the regulatory notification costs have been incurred by PBI.

Liquidity and capital resources

•	Genworth Financial share repurchase program:

•	On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under its existing share repurchase program.

•
During the nine months ended September 30, 2023, Genworth Financial repurchased 45,839,750 shares of its common stock at an average price of $5.68 per share for a total of $260 million, excluding excise taxes and other costs paid in connection with acquiring the shares.

•
Genworth Financial authorized share repurchases through a Rule
10b5-1
trading plan under which 1,717,825 shares of its common stock were repurchased in October 2023 at an average price of $5.82 per share for a total cost of $10 million before excise taxes, leaving approximately $366 million authorized amount remaining under the share repurchase program as of October 31, 2023.

•	Genworth Holdings’ debt:

•	During the nine months ended September 30, 2023, Genworth Holdings repurchased $11 million principal amount of its 2034 Notes for a pre-tax gain of $1 million and paid accrued interest thereon.

•	As of September 30, 2023, Genworth Holdings had outstanding principal of $876 million of long-term debt, with no debt maturities until June 2034.

•
On October 25, 2023, Genworth Holdings repurchased approximately $14 million of its 2034 Notes in connection with the completion of a bondholder consent solicitation that amended the Replacement Capital Covenant. The amendment permits certain repayments, redemptions or repurchases of Genworth Holdings’ 2066 Notes and provides greater flexibility in our capital management program.

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
Mortgage origination activity remained slow during the third quarter of 2023 in response to elevated mortgage rates and sustained low housing supply. We anticipate that the refinance market is likely to remain suppressed in the near to mid-term.
Housing affordability continues to deteriorate due to high interest rates and elevated home prices, marginally offset by rising median family income, according to the National Association of Realtors Housing Affordability Index. After a sustained period of strong home price appreciation, national home prices began to decline in late 2022 but have recovered and continued to rise through the third quarter of 2023, according to the Federal Housing Finance Agency (“FHFA”) Monthly Purchase-Only House Price Index.
The unemployment rate was 3.8% in September 2023, up slightly from June 2023. As of September 30, 2023, there were just over six million unemployed Americans, of which approximately one million were long term unemployed over 26 weeks. Both metrics remain in line with pre-pandemic
levels.
For mortgages insured by the federal government (including those purchased by Fannie Mae and Freddie Mac), forbearance has allowed borrowers impacted by
COVID-19
to temporarily suspend mortgage payments up to 18 months subject to certain limits. An initial forbearance period is typically up to six months and can be extended for another six months if requested by the borrower to the mortgage servicer. However, the Biden Administration ended the national emergency for
COVID-19
in April 2023, so the deadline for requesting a
COVID-19
related forbearance under the Coronavirus Aid, Relief, and Economic Security Act ended in August 2023. During the third quarter of 2023, the GSEs announced that their
COVID-19
servicing-related policies with respect to forbearance would end on November 1, 2023.
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
Although it is difficult to predict the future level of reported forbearance and how many of the loans in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer reported forbearances have generally declined. As of September 30, 2023, approximately 1.2% or 12,135 of Enact’s active primary policies were reported in a forbearance plan, of which approximately 30% were reported as delinquent compared with approximately 1.5% or 14,231 of its active primary policies reported in forbearance with approximately 34% reported as delinquent as of September 30, 2022.
Total delinquencies increased during the third quarter of 2023 compared to the third quarter of 2022 as a result of new delinquencies outpacing cures. The third quarter 2023 new delinquency rate of 1.2% was slightly higher than the third quarter 2022 new delinquency rate of 1.0%. The full impact of
COVID-19
and its adverse economic effects on Enact’s future business results continue to be difficult to predict. Given the maximum length of forbearance plans, the resolution of a delinquency in a plan may not be known for several quarters. Enact continues to monitor regulatory and government actions and the resolution of forbearance delinquencies. While the associated risks have moderated and delinquencies have declined, it is possible that
COVID-19
related forbearance programs could have an adverse impact on Enact’s future results of operations and financial condition.
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
In January 2023, the FHFA announced additional updates to its upfront fee structure and pricing matrix. The changes marked the third iteration of the FHFA’s ongoing pricing review since early 2022 and impact purchase and rate-term refinance loans. Pricing grids are now broken out by loan purpose and are recalibrated to new credit score and loan-to-value
ratio categories, along with associated loan attributes. The new pricing matrix initially included new upfront fees for loans with debt-to-income
ratios greater than 40% but those fees were rescinded prior to implementation. The remaining changes became effective May 1, 2023.
In February 2023, the Department of Housing and Urban Development announced a
30-basis
point reduction of the annual insurance premium charged to borrowers with
FHA-insured
mortgages in an effort to reduce the cost of borrowing for eligible lower and middle class homebuyers. This price reduction, which went into effect on March 20, 2023, is expected to have a negative impact on the U.S. private mortgage insurance market but will be partially offset by the effects of the recent FHFA pricing changes referenced above. Enact does not believe this net impact has been or will be material.
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
New insurance written of $14.4 billion in the third quarter of 2023 decreased 4% compared to the third quarter of 2022 mostly from a decline in originations due to elevated mortgage rates. Enact’s primary persistency rate was 84% during the third quarter of 2023 compared to 82% during the third quarter of 2022. The increase in persistency was primarily driven by a decline in the percentage of in-force
policies with mortgage rates above current mortgage rates. Elevated persistency continued to offset the decline in new insurance written in the third quarter of 2023, leading to an increase in primary insurance in-force
of $4.2 billion as compared to June 30, 2023.
Net earned premiums increased in the third quarter of 2023 compared to the third quarter of 2022 primarily driven by insurance in-force
growth, partially offset by the lapse of older, higher priced policies and lower single premium policy cancellations in the current year. The total number of delinquent loans has declined from the
COVID-19
peak in the second quarter of 2020 as borrowers continued to exit forbearance plans and new forbearances declined. During this time and consistent with prior years, servicers continued the practice of remitting premiums during the early stages of default, and Enact refunds the post-delinquent premiums to the insured party if the delinquent loan goes to claim. Enact records a liability and a reduction to net earned premiums for the post-delinquent premiums it expects to refund. The post-delinquent premium liability recorded since the beginning of
COVID-19
in the second quarter of 2020 through the third quarter of 2023 was not significant to the change in earned premiums for those periods.
Enact’s loss ratio for the three months ended September 30, 2023 and 2022 was 7% and (17)%, respectively. Enact recorded a favorable reserve adjustment of $55 million during the third quarter of 2023 primarily related to favorable cure performance on delinquencies from 2022 and earlier, including those related to
COVID-19.
Cure performance on delinquencies from 2022 has not been negatively impacted by uncertainty in the economic environment to the extent initially expected. In addition, during the peak of
COVID-19,
Enact experienced elevated new delinquencies subject to forbearance plans, and those delinquencies have been curing at levels above Enact’s reserve expectations. During the third quarter of 2022, Enact released $105 million of reserves largely related to favorable cure performance on
COVID-19
delinquencies, partially offset by reserve strengthening of $25 million related to 2022 delinquencies given uncertainty in the economic environment.
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
New primary delinquencies in the third quarter of 2023 increased compared to the third quarter of 2022 primarily due to the aging of large, new books of business. New primary delinquencies of 11,107 contributed $72 million of loss expense in the third quarter of 2023, while Enact incurred $39 million of losses from 9,121 new primary delinquencies in the third quarter of 2022. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions. Approximately 12% of Enact’s primary new delinquencies in the third quarter of 2023 were subject to a forbearance plan compared to 18% in the third quarter of 2022. Due to the declining number of new delinquencies in forbearance, Enact no longer differentiates the expected claim rates applied to new delinquencies in forbearance versus those not in forbearance.
As of September 30, 2023, EMICO’s
risk-to-capital
ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was approximately 11.6:1, compared with a risk-to-capital
ratio of 11.9:1 and 12.9:1 as of June 30, 2023 and December 31, 2022, respectively. EMICO’s risk-to-capital
ratio remains below the NCDOI’s maximum
risk-to-capital
ratio of 25:1. North Carolina’s calculation of
risk-to-capital
excludes the risk
in-force
for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital
ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.
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
As of September 30, 2023, Enact had estimated available assets of $5,268 million against $3,251 million net required assets under PMIERs compared to available assets of $5,093 million against $3,135 million net required assets as of June 30, 2023. The sufficiency ratio as of September 30, 2023 was 162% or $2,017 million above the PMIERs requirements, compared to 162% or $1,958 million above the PMIERs requirements as of June 30, 2023. Enact’s PMIERs required assets as of September 30, 2023 and June 30, 2023 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing
loans as defined under PMIERs. The application of the 0.30 multiplier to all eligible delinquencies provided $86 million of benefit to

Enact’s September 30, 2023 PMIERs required assets compared to $107 million of benefit as of June 30, 2023. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier. Enact’s third-party reinsurance transactions provided an aggregate of approximately $1,505 million and $1,524 million of PMIERs capital credit as of September 30, 2023 and June 30, 2023, respectively.
In April 2023, EMICO completed a distribution to Enact Holdings that supports its ability to pay a quarterly dividend. Enact Holdings intends to use these proceeds and future EMICO distributions to fund the quarterly dividend as well as to bolster its financial flexibility and potentially return additional capital to shareholders. Future dividend payments are subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial. In addition to Enact’s quarterly dividend program, in November 2022, Enact Holdings announced approval by its board of directors of a share repurchase program under which it may repurchase up to $75 million of its outstanding common stock, and on August 1, 2023, announced the authorization of an additional $100 million of common stock repurchases under a new share repurchase program. Genworth Holdings has agreed to participate in order to maintain its overall ownership at its current level. As the majority shareholder, Genworth Holdings received $26 million of capital returns from Enact Holdings during the third quarter of 2023. On November 1, 2023, Enact Holdings announced a special dividend of $113 million to be paid in the fourth quarter of 2023.
Returning capital to shareholders, balanced with growth and risk management priorities, remains a key commitment for Enact Holdings as it looks to enhance shareholder value through time. Future return of capital will be shaped by Enact Holdings’ capital prioritization framework, including: supporting its existing policyholders; growing its mortgage insurance business; funding attractive new business opportunities; and returning capital to shareholders. Enact Holdings’ total return of capital will also be based on its view of the prevailing and prospective macroeconomic conditions, regulatory landscape and business performance.

Segment results of operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$243	$235	$8	3%
Net investment income	55	39	16	41%
Net investment gains (losses)	—	—	—	—%
Policy fees and other income	1	1	—	—%

Total revenues	299	275	24	9%

Benefits and expenses:
Benefits and other changes in policy reserves	18	(40)	58	145%
Acquisition and operating expenses, net of deferrals	52	55	(3)	(5)%
Amortization of deferred acquisition costs and intangibles	3	4	(1)	(25)%
Interest expense	13	12	1	8%

Total benefits and expenses	86	31	55	177%

Income from continuing operations before income taxes	213	244	(31)	(13)%
Provision for income taxes	48	53	(5)	(9)%

Income from continuing operations	165	191	(26)	(14)%
Less: net income from continuing operations attributable to noncontrolling interests	31	35	(4)	(11)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	134	156	(22)	(14)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	—	—	—	—%
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$134	$156	$(22)	(14)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income decreased primarily attributable to higher losses on new delinquencies and a lower favorable reserve adjustment, partially offset by higher net investment income and premiums in the current year.
Revenues
Premiums increased mostly from higher insurance
in-force,
partially offset by the lapse of older, higher priced policies and lower single premium policy cancellations in the current year.
Net investment income increased primarily from higher investment yields and higher average invested assets in the current year.
Benefits and expenses
Benefits and other changes in policy reserves increased largely from higher losses on new delinquencies and a lower favorable reserve adjustment in the current year as discussed above in “—Trends and conditions.”

Acquisition and operating expenses, net of deferrals, decreased primarily attributable to lower operating costs in the current year.
Provision for income taxes.
The effective tax rate was 23.0% and 21.9% for the three months ended September 30, 2023 and 2022, respectively, generally consistent with the U.S. corporate federal income tax rate.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$717	$707	$10	1%
Net investment income	151	110	41	37%
Net investment gains (losses)	(13)	(1)	(12)	NM (1)
Policy fees and other income	2	2	—	—%

Total revenues	857	818	39	5%

Benefits and expenses:
Benefits and other changes in policy reserves	3	(112)	115	103%
Acquisition and operating expenses, net of deferrals	156	167	(11)	(7)%
Amortization of deferred acquisition costs and intangibles	8	10	(2)	(20)%
Interest expense	39	38	1	3%

Total benefits and expenses	206	103	103	100%

Income from continuing operations before income taxes	651	715	(64)	(9)%
Provision for income taxes	143	155	(12)	(8)%

Income from continuing operations	508	560	(52)	(9)%
Less: net income from continuing operations attributable to noncontrolling interests	94	103	(9)	(9)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	414	457	(43)	(9)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	11	1	10	NM (1)
Taxes on adjustments	(2)	—	(2)	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$423	$458	$(35)	(8)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the nine months ended September 30, 2023, net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $2 million.
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income decreased primarily attributable to higher losses on new delinquencies and lower favorable reserve adjustments, partially offset by higher net investment income, lower operating costs and higher premiums in the current year.
Revenues
Premiums increased mostly from higher insurance
in-force,
partially offset by the lapse of older, higher priced policies and lower single premium policy cancellations in the current year.

Net investment income increased primarily from higher investment yields and higher average invested assets in the current year.
For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
Benefits and other changes in policy reserves increased largely from higher losses on new delinquencies and lower favorable reserve adjustments in the current year. Enact recorded reserve releases of $188 million in the current year primarily related to favorable cure performance on delinquencies from 2022 and earlier, including those related to
COVID-19.
During the prior year, Enact released $251 million of reserves largely related to favorable cure performance on
COVID-19
delinquencies, partially offset by reserve strengthening of $25 million related to 2022 delinquencies given uncertainty in the economic environment.
Acquisition and operating expenses, net of deferrals, decreased primarily attributable to lower operating costs in the current year.
Provision for income taxes.
The effective tax rate was 22.0% and 21.7% for the nine months ended September 30, 2023 and 2022, respectively, consistent with the U.S. corporate federal income tax rate.
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
The following tables set forth selected operating performance measures regarding Enact as of and for the dates indicated:

	September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Primary insurance in-force (1)	$262,014	$241,813	$20,201	8%
Risk in-force:
Primary	$67,056	$61,124	$5,932	10%
Pool	70	84	(14)	(17)%

Total risk in-force	$67,126	$61,208	$5,918	10%

(1)	Primary insurance in-force represents the aggregate unpaid principal balance for loans Enact insures.

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
New insurance written	$14,391	$15,069	$(678)	(4)%	$42,628	$51,340	$(8,712)	(17)%
Primary insurance
in-force
and risk
in-force
Primary insurance
in-force
increased mainly from new insurance written. In addition, lower lapses and cancellations drove higher primary persistency, largely as a result of suppressed refinancing activity in the current year due to elevated interest rates. The primary persistency rate was 84% and 79% for the nine months ended September 30, 2023 and 2022, respectively. Total risk in-force
increased primarily as a result of higher primary insurance
in-force.
New insurance written
For the three and nine months ended September 30, 2023, new insurance written decreased principally from lower originations in the current year due to elevated interest rates.
Loss and expense ratios
The following table sets forth the loss and expense ratios for Enact for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Loss ratio	7%	(17)%	24%	—%	(16)%	16%
Expense ratio	23%	25%	(2)%	23%	25%	(2)%
The loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. The expense ratio is the ratio of general expenses to net earned premiums. In Enact, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.
The loss ratio increased for the three and nine months ended September 30, 2023 largely from higher losses on new delinquencies and lower favorable reserve adjustments in the current year, as discussed above.
The expense ratio for the three and nine months ended September 30, 2023 decreased primarily attributable to lower operating costs in the current year.

Mortgage insurance loan portfolio
The following table sets forth selected financial information regarding Enact’s loan portfolio as of September 30:

(Amounts in millions)	2023	2022
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$44,071	$38,099
90.01% to 95.00%	109,019	101,164
85.01% to 90.00%	77,121	69,803
85.00% and below	31,803	32,747

Total	$262,014	$241,813

Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$12,595	$10,809
90.01% to 95.00%	31,696	29,379
85.01% to 90.00%	18,945	17,019
85.00% and below	3,820	3,917

Total	$67,056	$61,124

Primary insurance in-force by FICO (1) score at origination:
Over 760	$109,701	$99,177
740-759	42,899	38,731
720-739	36,889	33,874
700-719	29,818	28,384
680-699	21,993	21,294
660-679 (2)	11,351	10,842
640-659	6,166	6,115
620-639	2,548	2,663
<620	649	733

Total	$262,014	$241,813

Primary risk in-force by FICO score at origination:
Over 760	$28,014	$24,965
740-759	11,009	9,808
720-739	9,553	8,656
700-719	7,615	7,200
680-699	5,582	5,356
660-679 (2)	2,901	2,739
640-659	1,569	1,541
620-639	647	672
<620	166	187

Total	$67,056	$61,124

(1)	Fair Isaac Company.
(2)	Loans with unknown FICO scores are included in the 660-679 category.

Delinquent loans
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for Enact’s loan portfolio as of the dates indicated:

	September 30, 2023	December 31, 2022	September 30, 2022
Primary insurance:
Insured loans in-force	977,832	960,306	949,052
Delinquent loans	19,241	19,943	18,856
Percentage of delinquent loans (delinquency rate)	1.97%	2.08%	1.99%
Delinquency rates decreased compared to December 31, 2022 primarily from a decline in total delinquencies mostly driven by paid claims and cures outpacing new delinquencies.
The following tables set forth primary delinquencies, direct primary case reserves and risk in-force
by aged missed payment status in Enact’s loan portfolio as of the dates indicated:

	September 30, 2023
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	9,398	$80	$568	14%
4 - 11 payments	6,381	192	426	45%
12 payments or more	3,462	188	201	94%

Total	19,241	$460	$1,195	38%

	December 31, 2022
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,920	$69	$509	14%
4 - 11 payments	6,466	166	390	43%
12 payments or more	4,557	244	248	98%

Total	19,943	$479	$1,147	42%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, incurred but not reported (“IBNR”) and reinsurance reserves.
Reserves as a percentage of risk
in-force
as of September 30, 2023 decreased compared to December 31, 2022 as long-term delinquencies with higher reserves have continued to cure. The number of loans that are delinquent for 12 months or more has decreased since December 31, 2022 and is more in line with pre-COVID-19
levels. Due to continued forbearance options, foreclosure moratoriums and the uncertainty around the lack of progression through the foreclosure process, there is still uncertainty around the likelihood and timing of delinquencies going to claim.
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

	Percent of primary risk in-force as of September 30, 2023	Percent of direct primary case reserves as of September 30, 2023 (1)	Delinquency rate as of
			September 30, 2023	December 31, 2022	September 30, 2022
By State:
California	13%	12%	2.10%	2.09%	2.02%
Texas	8%	7%	2.12%	2.12%	2.10%
Florida (2)	8%	9%	2.16%	2.54%	1.93%
New York (2)	5%	12%	2.89%	2.95%	2.97%
Illinois (2)	4%	6%	2.40%	2.54%	2.53%
Arizona	4%	2%	1.74%	1.78%	1.67%
Michigan	4%	3%	1.72%	1.79%	1.69%
Georgia	3%	3%	2.14%	2.23%	2.26%
North Carolina	3%	2%	1.41%	1.59%	1.62%
Washington	3%	2%	1.64%	1.92%	1.84%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
(2)	Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

	Percent of primary risk in-force as of September 30, 2023	Percent of direct primary case reserves as of September 30, 2023 (1)	Delinquency rate as of
			September 30, 2023	December 31, 2022	September 30, 2022
By MSA or MD:
Phoenix, AZ MSA	3%	2%	1.77%	1.83%	1.71%
Chicago-Naperville, IL MD	3%	4%	2.67%	2.84%	2.85%
Atlanta, GA MSA	3%	3%	2.32%	2.42%	2.47%
New York, NY MD	2%	8%	3.62%	3.75%	3.88%
Washington-Arlington, DC MD	2%	2%	1.75%	1.85%	1.79%
Houston, TX MSA	2%	3%	2.69%	2.60%	2.74%
Los Angeles-Long Beach, CA MD	2%	2%	2.28%	2.18%	2.13%
Riverside-San Bernardino, CA MSA	2%	3%	2.71%	2.89%	2.74%
Dallas, TX MD	2%	2%	1.69%	1.86%	1.78%
Denver-Aurora-Lakewood, CO MSA	2%	1%	1.07%	1.12%	1.11%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

The following table sets forth the dispersion of Enact’s direct primary case reserves, primary insurance in-force
and risk
in-force
by year of policy origination, and delinquency rate as of September 30, 2023:

(Amounts in millions)	Percent of direct primary case reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total	Delinquency rate
Policy Year
2008 and prior	20%	$5,859	2%	$1,510	2%	8.67%
2009 to 2015	5	3,819	1	1,004	2	4.20%
2016	4	4,948	2	1,327	2	3.07%
2017	6	5,582	2	1,471	2	3.62%
2018	6	5,993	2	1,535	2	4.18%
2019	9	14,372	6	3,676	5	2.58%
2020	15	46,881	18	12,228	18	1.53%
2021	21	73,141	28	18,524	28	1.48%
2022	13	60,258	23	15,129	23	1.28%
2023	1	41,161	16	10,652	16	0.25%

Total portfolio	100%	$262,014	100%	$67,056	100%	1.97%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
Loss reserves in policy years 2008 and prior are outsized compared to their representation of risk in-force.
The size of these policy years at origination combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses Enact will experience on these policy years, they have become a smaller percentage of its total mortgage insurance portfolio. Loss reserves have shifted to newer book years, largely 2020 and later, given their significant representation of risk in-force.
As of September 30, 2023, Enact’s 2016 and newer policy years represented approximately 96% of its primary risk in-force
and 75% of its total direct primary case reserves.
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
Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. We will continue to monitor our experience and assumptions closely and make changes to our assumptions and methodologies, as appropriate, for our long-term care insurance products. Any adverse change in our assumptions could have a negative impact on our reserve levels and results of operations in our long-term care insurance business. Even small changes in assumptions or small deviations of actual experience from assumptions could have, and in the past have had, material impacts on our reserve levels, results of operations and financial condition.
Under LDTI, the impacts of assumption updates and actual versus expected experience will continue to drive volatility in our long-term care insurance results. Under LDTI, approximately 50% of our cohorts currently have net premium ratios capped at 100%. The net premium ratio represents the portion of the gross premiums required to provide for all benefits and certain expenses in our long-term care insurance business. These capped cohorts are generally our older long-term care insurance policies, largely sold prior to 2003. The other 50% of our cohorts have a net premium ratio of less than 100% and are currently expected to be profitable. We currently expect the profitable uncapped cohorts to have a more modest earnings impact when we evaluate actual to expected experience, with a portion of the impact reflected in current period results, and the remaining majority of the impact recognized over the life of the cohort. Conversely, for the unprofitable capped cohorts, the full impact of the actual to expected variances will be recognized in current period earnings and will likely be more impactful on our results of operations. It is important to note that quarterly variations are typically expected to be immaterial compared to our liability for future policy benefits of $41.9 billion, at the locked-in
discount rate, for our long-term care insurance business as of September 30, 2023 and do not impact cash flows, the long-term economics of the business or the way we manage the business. Under LDTI, we would also expect ongoing income statement impacts and volatility related to assumption updates in our older, unprofitable capped cohorts going forward.
We complete the required annual review of our cash flow assumptions, including mortality, benefit utilization, expected claim incidence and terminations, and benefit reductions related to in-force
rate actions and legal settlements, among other assumptions, for our long-term care insurance products in the fourth quarter of each year. Cash flow assumptions related to legal settlements also include estimates for cash payments to policyholders who elect certain reduced benefit options in connection with the legal settlements, referred to herein as settlement payments. In the fourth quarter of 2022, we refined several assumptions, including reducing our lapse assumption in light of favorable experience from our long-term care insurance legal settlement elections and benefit reductions. The favorable impact from changes in cash flow assumptions was mainly attributable to the inclusion of a second legal settlement. We also evaluated our assumptions regarding expectations of future premium rate increase approvals and benefit reductions and made no significant changes to our 2022 multi-year in-force
rate action plan. However, we did increase the value of our assumption for future approvals and benefit reductions based on recent rate increase approval experience, regulatory support and legal settlement results.
As part of our assumption updates in the fourth quarter of 2023, we will include assumptions related to a third legal settlement. While we expect the third legal settlement to result in a significant reduction in tail risk over the long term, any changes would have a muted income statement impact in the fourth quarter of 2023 because this settlement is primarily part of the profitable uncapped cohorts. The benefit to us will depend on the rate at which policyholders elect to reduce benefits, and the majority of the impact will be realized over the lifetime of these uncapped cohorts. In connection with our 2023 cash flow assumption update reviews, we are also reviewing our long-term assumptions for lapses, benefit utilization, mortality and in-force rate actions. We are also evaluating potential short-term impacts emerging after COVID-19 and aligning near-term projections with recent experience. While our reviews are still underway and not yet complete, the long-term care insurance assumption updates could be negative in the aggregate, as experience has been mixed, and would be reported immediately in earnings particularly for unprofitable capped cohorts.
We will also complete statutory cash flow testing for our life insurance companies in the fourth quarter. Under cash flow testing, changes to our claim reserve assumptions are reflected in statutory income. However, changes impacting active life reserves are included in our cash flow testing margin review, which only impacts statutory income if the margin falls below zero. While our statutory process is not yet complete and significant work remains, our early assessment is that the margin for Genworth Life Insurance Company, one of our principal life insurance subsidiaries, should remain positive.
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

In addition, we have reached certain legal settlements regarding alleged disclosure deficiencies in premium increases for long-term care insurance policies. The first legal settlement related to certain of our long-term care insurance policies, which represents approximately 20% of our block, was implemented beginning in 2021 and its implementation was materially completed in the second quarter of 2022. A second legal settlement on certain of our long-term care insurance policies, which represents 15% of our block, became final on July 29, 2022. We began implementation of this settlement on August 1, 2022 and expect it to be materially complete at the end of 2023. On March 27, 2023, a third similar settlement on certain of our long-term care insurance policies, which represents 35% of our block, became final. We began implementation of this settlement during the second quarter of 2023.
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
In our long-term care insurance products, we experienced a favorable impact on reserves and our operating results related to mortality during COVID-19. Although it is not our practice to track cause of death for long-term care insurance policyholders and claimants, we believe the favorable mortality in our long-term care insurance business in early 2022 was likely impacted by
COVID-19.
We expected the impacts to be temporary, and we saw mortality levels trending back to pre-pandemic
levels in the latter half of 2022. In the first quarter of 2023, we experienced typical seasonally favorable mortality, but mortality was unfavorable in the second and third quarters of 2023, consistent with seasonal trends. We continue to evaluate the long-term impacts of
COVID-19
on our mortality assumptions.
We also experienced lower than expected new claims incidence in our long-term care insurance business during
COVID-19.
However, we expected this to be a temporary reduction and that claims incidence experience would ultimately revert to pre-pandemic
trends. We are seeing new claims incidence trending back to
pre-pandemic
levels. In addition, during the pandemic, a larger share of our claimants sought home care instead of facility-based care, and as the impacts of the pandemic subside, we have seen that trend reverse. Our long-term care insurance benefit utilization will be monitored so that we can evaluate any long-term impact emerging from the pandemic, although it is too early to tell the magnitude and/or direction of that impact.
While the longer-term impacts of
COVID-19
are very difficult to predict, the related outcomes and impact on our long-term care insurance business currently depend on the after-effects indirectly caused by the pandemic, including elevated inflation, the associated impacts to the cost of care and changes in policyholder behavior. We will continue to monitor
COVID-19
associated impacts and evaluate all of our assumptions that may need updating as a result of longer-term trends related to the pandemic. For our 2023 assumption updates, we will generally not include data after 2019 in setting any long-term assumptions, as we do not have sufficient information around longer-term effects of the pandemic, which is consistent with the approach for our 2022 assumptions.
In addition, average claim reserves for new claims are trending higher over time as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts and higher inflation factors going on claim. Although new claim counts on our oldest long-term care insurance blocks of business will continue to decrease as the blocks run off, we are gaining more experience on our larger new blocks of business and fully expect continued overall growth in new claims as policyholders reach their peak claim years.
Results of our long-term care insurance business are also impacted by interest rates. Prior to the recent rise in interest rates beginning in 2022, historic low interest rates put pressure on the profitability and returns of our long-term care insurance business as higher-yielding investments matured and were replaced with lower-yielding investments. We have sought to manage the impact of low interest rates through asset-liability management, investment in alternative assets, including limited partnerships, as well as interest rate hedging strategies for a portion of our long-term care insurance product cash flows. In addition, rapidly rising interest rates have caused and may continue to cause increased unrealized losses on our investment portfolios and could have an adverse effect on our financial condition and results of operations, including the requirement to liquidate fixed-income investments in an unrealized loss position to satisfy claims obligations. In our long-term care insurance business, we also remeasure our liability for future policy benefits and related reinsurance recoverables at the single-A
bond rate each quarter. As a result, our insurance liabilities are sensitive to movements in interest rates, which will likely result in continued volatility to our reserve balances and equity.
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
Segment results of operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table sets forth the results of operations relating to our Long-Term Care Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$621	$637	$(16)	(3)%
Net investment income	482	497	(15)	(3)%
Net investment gains (losses)	(21)	(47)	26	55%

Total revenues	1,082	1,087	(5)	—%

Benefits and expenses:
Benefits and other changes in policy reserves	953	956	(3)	—%
Liability remeasurement (gains) losses	104	3	101	NM (1)
Acquisition and operating expenses, net of deferrals	109	122	(13)	(11)%
Amortization of deferred acquisition costs and intangibles	17	19	(2)	(11)%

Total benefits and expenses	1,183	1,100	83	8%

Loss from continuing operations before income taxes	(101)	(13)	(88)	NM (1)
Benefit for income taxes	(13)	(1)	(12)	NM (1)

Loss from continuing operations	(88)	(12)	(76)	NM (1)
Adjustments to loss from continuing operations:
Net investment (gains) losses	21	47	(26)	(55)%
Taxes on adjustments	(4)	(9)	5	56%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(71)	$26	$(97)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
The change to an adjusted operating loss in the current year from adjusted operating income in the prior year was primarily from higher liability remeasurement losses largely driven by timing impacts related to the second legal settlement, higher claims and lower terminations in the current year. The adverse change was also attributable to lower net investment income in the current year, partially offset by an accrual for legal settlement costs of $16 million in the prior year that did not recur.
Revenues
Premiums decreased primarily driven by lower renewal premiums from policy terminations and policies entering paid-up
status, partially offset by $11 million of higher premiums from newly implemented in-force
rate actions in the current year.
Net investment income decreased largely from lower income from U.S. Government Treasury Inflation Protected Securities (“TIPS”) and limited partnerships, partially offset by higher investment yields and higher average invested assets in the current year.
For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
The liability remeasurement loss in the current year was primarily due to adverse actual versus expected experience largely driven by timing impacts related to the second legal settlement, higher claims and lower terminations.
Acquisition and operating expenses, net of deferrals, decreased principally from a $20 million accrual for legal settlement costs in the prior year that did not recur, partially offset by higher operating costs in the current year.
Benefit for income taxes.
The effective tax rate was 14.0% and 6.6% for the three months ended September 30, 2023 and 2022, respectively. The increase in the effective tax rate was primarily attributable to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income in relation to the pre-tax
loss in the current year.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table sets forth the results of operations relating to our Long-Term Care Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$1,848	$1,861	$(13)	(1)%
Net investment income	1,425	1,430	(5)	—%
Net investment gains (losses)	50	(1)	51	NM (1)

Total revenues	3,323	3,290	33	1%

Benefits and expenses:
Benefits and other changes in policy reserves	2,838	2,823	15	1%
Liability remeasurement (gains) losses	133	(62)	195	NM (1)
Acquisition and operating expenses, net of deferrals	336	313	23	7%
Amortization of deferred acquisition costs and intangibles	53	56	(3)	(5)%

Total benefits and expenses	3,360	3,130	230	7%

Income (loss) from continuing operations before income taxes	(37)	160	(197)	(123)%
Provision for income taxes	15	46	(31)	(67)%

Income (loss) from continuing operations	(52)	114	(166)	(146)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	(50)	1	(51)	NM (1)
Expenses related to restructuring	—	1	(1)	(100)%
Taxes on adjustments	11	—	11	NM (1)

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(91)	$116	$(207)	(178)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
The change to an adjusted operating loss in the current year from adjusted operating income in the prior year was primarily from an unfavorable change in liability remeasurement (gains) losses largely driven by timing impacts related to legal settlements, higher claims and lower terminations in the current year. The change was also attributable to less favorable cash flow assumption updates related to implementation timing and approval amounts of our in-force
rate action plan and from higher operating costs in the current year.
Revenues
Premiums decreased primarily driven by lower renewal premiums from policy terminations and policies entering paid-up
status, partially offset by $60 million of higher premiums from newly implemented in-force
rate actions in the current year.
Net investment income decreased largely due to lower income from TIPS, partially offset by higher income from bank loans and higher average invested assets in the current year.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
Benefits and other changes in policy reserves increased primarily due to aging of the in-force
block, including higher interest accretion, as well as higher loss adjustment expenses in the current year.
The liability remeasurement loss of $133 million in the current year was largely driven by adverse actual versus expected experience related to timing impacts from the second legal settlement, higher claims and lower terminations. This was partially offset by a favorable cash flow assumption update related to implementation timing and approval of our in-force rate action plan. The liability remeasurement gain of $62 million in the prior year resulted from favorable actual versus expected experience related to higher terminations, lower claims and timing impacts from the first legal settlement. The remeasurement gain in the prior year also included a favorable cash flow assumption update related to implementation timing and approval of our in-force rate action plan.
Acquisition and operating expenses, net of deferrals, increased principally from higher operating costs, partially offset by a lower accrual for legal settlement costs in the current year.
Provision for income taxes.
The effective tax rate was (39.2)% and 28.8% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in the effective tax rate was primarily attributable to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income in relation to a pre-tax
loss in the current year.
Long-Term Care Insurance selected operating performance measures
Under LDTI, we included expectations for benefit reductions related to in-force
rate actions and legal settlements as well as settlement payments in our assumptions for the liability for future policy benefits, which have impacted and will continue to impact our reported U.S. GAAP financial results. There was no change in how we recognize premiums related to in-force
rate actions due to the adoption of LDTI.
In the fourth quarter of 2022, our long-term care insurance business had a liability remeasurement gain of $255 million primarily from favorable assumption updates of $303 million, which reflected an expected reserve reduction, net of estimated settlement payments, attributable to the inclusion of the second legal settlement. This settlement primarily impacts older, unprofitable capped cohorts; therefore, it had an immediate impact to the fourth quarter of 2022 earnings. In contrast to our second legal settlement, when we update our assumptions for our third legal settlement in the fourth quarter of 2023, any changes would have a muted income statement impact because this settlement impacts profitable uncapped cohorts. We have experienced and may continue to experience quarterly fluctuations in earnings related to the legal settlements to the extent actual experience deviates from our assumptions. However, we expect the legal settlements to result in an overall net favorable economic impact to our long-term care insurance business as they reduce tail risk on these long-duration liabilities.
Under LDTI, we elected to update the net premium ratio quarterly for actual versus expected experience; therefore, forecasted cash flow assumptions will be replaced with actual cash flows each quarter with any difference recorded in net income (loss). As a result, variances between actual experience and our expectations for benefit reductions and settlement payments will be reflected in liability remeasurement (gains) losses in our operating results on a quarterly basis.

Remeasurement (gains) losses
The following table sets forth the
pre-tax
components of the liability remeasurement (gains) losses for the periods indicated:

	Three months ended September 30,		(Increase) decrease and percentage change			Nine months ended September 30,		(Increase) decrease and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022			2023	2022	2023 vs. 2022
Cash flow assumption updates	$(6)	$(10)	$4	40%		$(9)	$(32)	$23	72%
Actual to expected experience	110	13	97	NM	(1)	142	(30)	172	NM	(1)

Total liability remeasurement (gains) losses	$104	$3	$101	NM	(1)	$133	$(62)	$195	NM	(1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
For a discussion of the change in liability remeasurement (gains) losses, see the comparison for this line item above in “—Segment results of operations.”
In-force
rate actions
As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to bring those blocks closer to a break-even point over time and reduce the strain on earnings and capital.
The following table sets forth filing approvals as part of our multi-year in-force
rate action plan for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2023	2022	2023	2022
State filings approved	27	24	88	95
Impacted in-force premiums	$150	$123	$528	$610
Weighted-average percentage rate increase approved	56%	38%	43%	33%
Gross incremental premiums approved	$83	$47	$227	$200
During the nine months ended September 30, 2023, we also submitted 104 new filings on approximately $705 million in annualized in-force
premiums.
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

Life and Annuities segment
Trends and conditions
Many factors can affect the results of our life insurance and annuity products, as further discussed below. Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. We will continue to monitor our experience and assumptions closely and make changes to our assumptions and methodologies, as appropriate, for our life insurance and annuity products. Even small changes in assumptions or small deviations of actual experience from assumptions could have, and in the past have had, material impacts on our reserve levels, results of operations and financial condition. Results of our life insurance and annuity products depend significantly upon the extent to which our actual future experience is consistent with assumptions and methodologies we have used in calculating our reserves. We no longer solicit sales of traditional life insurance and annuity products; however, we continue to service our existing retained and reinsured blocks of business.
We complete the required annual review of our cash flow assumptions, including mortality and lapse, among other assumptions, for our life insurance and annuity products in the fourth quarter of each year. Our 2023 assumption review will consider trends during the pandemic years, but any proposed updates to long-term assumptions will generally exclude or adjust experience data after 2019, as we do not have sufficient information around the long-term effects of COVID-19. However, we will assess near-term trends together with our review of long-term care insurance mortality as we continue to evaluate the long-term implications of COVID-19. Any materially adverse changes to our assumptions could have a materially negative impact on our results of operations, financial condition and business.
Results of our life insurance and annuity products are also impacted by interest rates. Prior to the recent rise in interest rates beginning in 2022, historic low interest rates put pressure on the profitability and returns of our life insurance and annuity products as higher-yielding investments matured and were replaced with lower-yielding investments. We have sought to manage the impact of low interest rates through asset-liability management. Additionally, certain products have implicit and explicit rate guarantees or optionality that are significantly impacted by changes in interest rates. During periods of increasing market interest rates, we may increase crediting rates on in-force
universal life insurance and fixed annuity products to remain competitive in the marketplace. In addition, rapidly rising interest rates have caused and may continue to cause increased unrealized losses on our investment portfolios, increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders shift assets into higher-yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations, including the requirement to liquidate fixed-income investments in an unrealized loss position to satisfy surrenders or withdrawals. For a further discussion of the impact of interest rates on our life insurance and annuity products, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Annual Report on Form
10-K.
For a discussion of our assessment of the impacts of the MOVEit Cybersecurity Incident on our business, see “Long-Term Care Insurance segment—Trends and conditions.”
Life insurance
Results of our life insurance products are impacted primarily by mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors.
Mortality levels may deviate each period from historical trends. Overall mortality experience was favorable for the third quarter of 2023 compared to the third quarter of 2022 but was slightly less favorable than the second quarter of 2023. In our life insurance products,
COVID-19
deaths have continued to significantly decline during 2023 from the levels in 2022. We have experienced unfavorable mortality compared to our then-current and priced-for
assumptions in recent years for our universal life insurance block. We have also been experiencing higher mortality related charges resulting in an increase in rates charged by our reinsurance partners reflecting natural block aging and unfavorable mortality compared to expectations.
We regularly review our assumptions in light of emerging experience and trends. In the fourth quarter of 2022, we made favorable cash flow assumption updates of $37 million in our universal and term universal life insurance products primarily related to higher interest rates. In connection with our 2023 review of our cash flow assumptions, we are currently considering updates to lapses and mortality, including mortality improvement. We have been monitoring lapse experience particularly in our universal life insurance products with secondary guarantees, consistent with others in the industry. However, given the relatively small size and characteristics of our closed block, any impact would likely be smaller relative to others in the industry with larger blocks. Our mortality experience for older ages has also been emerging and we have continued to monitor trends in mortality improvement. While our reviews are still underway and not yet complete, the life insurance assumption updates we are considering in aggregate could pressure our results in the fourth quarter of 2023.
Our universal life insurance products with secondary guarantees are subject to additional reserves on a statutory basis using a regulatory prescribed reinvestment rate. Given the increase in rates, we currently anticipate a favorable benefit from the reinvestment rate. From a statutory income perspective, we believe the favorable benefit from the reinvestment rate will help offset any potential negative assumption updates. Our statutory reviews are still underway and not yet complete, and we plan to report the outcome of these reviews in connection with our release of our fourth quarter of 2023 financial results.
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
As part of our fourth quarter of 2023 review of our cash flow assumptions, we are monitoring mortality and lapse assumptions in our fixed annuity products. Our lapse experience in the higher interest rate environment and after the banking disruption in early 2023 has been emerging. Any materially adverse changes to our assumptions could have a materially negative impact on our results of operations, financial condition and business.
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

Segment results of operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table sets forth the results of operations relating to our Life and Annuities segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$48	$55	$(7)	(13)%
Net investment income	261	271	(10)	(4)%
Net investment gains (losses)	(18)	(15)	(3)	(20)%
Policy fees and other income	158	169	(11)	(7)%

Total revenues	449	480	(31)	(6)%

Benefits and expenses:
Benefits and other changes in policy reserves	229	247	(18)	(7)%
Liability remeasurement (gains) losses	12	14	(2)	(14)%
Changes in fair value of market risk benefits and associated hedges	(24)	(27)	3	11%
Interest credited	127	128	(1)	(1)%
Acquisition and operating expenses, net of deferrals	54	57	(3)	(5)%
Amortization of deferred acquisition costs and intangibles	45	57	(12)	(21)%

Total benefits and expenses	443	476	(33)	(7)%

Income from continuing operations before income taxes	6	4	2	50%
Provision for income taxes	1	—	1	NM (1)

Income from continuing operations	5	4	1	25%
Adjustments to income from continuing operations:
Net investment (gains) losses	18	15	3	20%
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	(26)	(32)	6	19%
Pension plan termination costs	—	6	(6)	(100)%
Taxes on adjustments	—	1	(1)	(100)%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(3)	$(6)	$3	50%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the three months ended September 30, 2023 and 2022, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(2) million and $(5) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the products included in our Life and Annuities segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$(25)	$(28)	$3	11%
Fixed annuities	17	15	2	13%
Variable annuities	5	7	(2)	(29)%

Total adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(3)	$(6)	$3	50%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

•
The adjusted operating loss in our life insurance products decreased primarily due to favorable mortality experience and lower DAC amortization, partially offset by higher liability remeasurement losses largely related to a voluntary recapture of previously ceded reinsurance in the current year.

•
Adjusted operating income in our fixed annuity products increased mainly from favorable mortality in our fixed payout annuity products, partially offset by lower net spreads primarily related to block runoff in the current year.

•	Adjusted operating income in our variable annuity products decreased predominantly due to a decline in fee income driven by lower account value in the current year.
Revenues
Premiums
. The decrease was driven by our life insurance products largely due to the continued runoff of our in-force
blocks, partially offset by lower ceded premiums in the current year.
Net investment income
.
The decrease was primarily attributable to lower average invested assets driven mostly by block runoff in our fixed annuity products in the current year.
Net investment gains (losses)
. For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Policy fees and other income
.
The decrease was related to our life insurance products driven mostly by lower product charges due to the runoff of our in-force
blocks and from lower fee income due mostly to a decline in average account value in our variable annuity products in the current year.
Benefits and expenses
Benefits and other changes in policy reserves

•
Our life insurance products decreased $13 million primarily from favorable mortality in our universal life insurance products, partially offset by lower lapses in our term life insurance products in the current year.

•	Our fixed annuity products decreased $6 million largely from favorable mortality in the current year.

Liability remeasurement (gains) losses

•	The liability remeasurement gain in our fixed annuity products increased $8 million primarily due to favorable mortality compared to expectations in the current year.

•
The liability remeasurement loss in our life insurance products increased $6 million driven mostly by higher projected benefits as compared to prior expectations due largely to a voluntary recapture of previously ceded reinsurance, partially offset by favorable mortality in the current year.

Changes in fair value of market risk benefits and associated hedges

•
Our variable annuity products had an unfavorable variance of $6 million primarily attributable to higher derivative losses and a less favorable impact from interest rate increases, partially offset by a less unfavorable equity market impact in the current year.

•	Our fixed annuity products had a favorable variance of $3 million primarily driven by higher interest rates in the current year.
Amortization of deferred acquisition costs and intangibles.
The decrease was primarily related to our life insurance products largely due to higher lapses in the prior year as our
20-year
level premium period business written in 2002 entered its post-level premium period.
Provision for income taxes.
The effective tax rate was 16.8% and (8.4)% for the three months ended September 30, 2023 and 2022, respectively. The increase in the effective tax rate was primarily attributable to tax benefits from tax favored items in relation to pre-tax
income in the current year.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table sets forth the results of operations relating to our Life and Annuities segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$160	$189	$(29)	(15)%
Net investment income	786	815	(29)	(4)%
Net investment gains (losses)	(35)	(1)	(34)	NM (1)
Policy fees and other income	486	502	(16)	(3)%

Total revenues	1,397	1,505	(108)	(7)%

Benefits and expenses:
Benefits and other changes in policy reserves	715	394	321	81%
Liability remeasurement (gains) losses	38	39	(1)	(3)%
Changes in fair value of market risk benefits and associated hedges	(26)	(48)	22	46%
Interest credited	379	379	—	—%
Acquisition and operating expenses, net of deferrals	158	550	(392)	(71)%
Amortization of deferred acquisition costs and intangibles	140	186	(46)	(25)%

Total benefits and expenses	1,404	1,500	(96)	(6)%

Income (loss) from continuing operations before income taxes	(7)	5	(12)	NM (1)
Benefit for income taxes	(3)	(1)	(2)	(200)%

Income (loss) from continuing operations	(4)	6	(10)	(167)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	35	1	34	NM (1)
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	(35)	(78)	43	55%
Pension plan termination costs	—	6	(6)	(100)%
Taxes on adjustments	(1)	14	(15)	(107)%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(5)	$(51)	$46	90%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the nine months ended September 30, 2023 and 2022, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(9) million and $(30) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the products included in our Life and Annuities segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$(69)	$(112)	$43	38%
Fixed annuities	41	48	(7)	(15)%
Variable annuities	23	13	10	77%

Total adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(5)	$(51)	$46	90%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

•
The adjusted operating loss in our life insurance products decreased largely from lower DAC amortization related to higher lapse in the prior year and from favorable mortality experience in the current year as the
COVID-19
impacts subsided. In addition, the prior year included a $20 million legal settlement expense that did not recur. These favorable developments were partially offset by lower premiums reflecting runoff of our in-force
blocks in the current year.

•
Adjusted operating income in our fixed annuity products decreased mainly attributable to lower net spreads primarily related to block runoff, partially offset by favorable mortality experience in the current year.

•
Adjusted operating income in our variable annuity products increased predominantly due to aging of our in-force
block, partially offset by a decrease in fee income driven by lower account value in the current year.

Revenues
Premiums
. The decrease was driven by our life insurance products largely due to the continued runoff of our in-force
blocks in the current year.
Net investment income
.
The decrease was primarily attributable to lower average invested assets driven mostly by block runoff in our fixed annuity products in the current year.
Net investment gains (losses)
. For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Policy fees and other income.
The decrease was principally from lower fee income due mostly to a decline in average account value in our variable annuity products and from lower product charges in our life insurance products due to the runoff of our in-force
blocks in the current year.
Benefits and expenses
Benefits and other changes in policy reserves

•
Our fixed annuity products increased $354 million primarily from lower assumed reserves in the prior year as a result of a third-party recapture of $372 million of certain single premium immediate annuity contracts, partially offset by favorable mortality in the current year.

•
Our life insurance products decreased $37 million primarily from favorable mortality in the current year, partially offset by an unfavorable change in reserves reflecting prior year term lapse experience.

Changes in fair value of market risk benefits and associated hedges

•	Our fixed annuity products had an unfavorable variance of $26 million primarily attributable to lower interest rates, partially offset by favorable equity market impacts in the current year.

•
Our variable annuity products had a favorable variance of $4 million principally driven by favorable equity market impacts as well as lower attributed fees and higher benefit payments due to aging of our in-force
block, partially offset by higher derivative losses in the current year.

Acquisition and operating expenses, net of deferrals

•
Our fixed annuity products decreased $364 million primarily due to a payment of $365 million in the prior year related to the recapture of certain single premium immediate annuity contracts by a third party.

•
Our life insurance products decreased $22 million primarily due to a legal settlement expense of $25 million and pension plan termination costs of $6 million in the prior year that did not recur. These decreases were partially offset by higher operating expenses in the current year, including costs associated with an outsourcing arrangement.

Amortization of deferred acquisition costs and intangibles.
The decrease was primarily related to our life insurance products largely due to higher lapses in the prior year as our
20-year
level premium period business written in 2002 entered its post-level premium period.
Benefit for income taxes.
The effective tax rate was 35.6% and (33.3)% for the nine months ended September 30, 2023 and 2022, respectively. The increase in the effective tax rate was primarily attributable to tax benefits from tax favored items in relation to a pre-tax
loss in the current year.
Life and Annuities selected operating performance measures
Life insurance
The following table sets forth selected operating performance measures regarding our life insurance products as of the dates indicated:

	September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Term and whole life insurance
Life insurance in-force, net of reinsurance	$45,353	$50,916	$(5,563)	(11)%
Life insurance in-force, before reinsurance	$277,479	$308,153	$(30,674)	(10)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$90,820	$94,151	$(3,331)	(4)%
Life insurance in-force, before reinsurance	$91,421	$94,773	$(3,352)	(4)%
Universal life insurance
Life insurance in-force, net of reinsurance	$29,299	$30,094	$(795)	(3)%
Life insurance in-force, before reinsurance	$32,572	$33,995	$(1,423)	(4)%
We no longer solicit sales of our traditional life insurance products; however, we continue to service our existing blocks of business. The decrease in insurance in-force
in our life insurance products reflects the continued runoff of our in-force
blocks.

Corporate and Other
Results of operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$3	$2	$1	50%
Net investment income	3	1	2	200%
Net investment gains (losses)	(4)	4	(8)	(200)%
Policy fees and other income	(1)	(1)	—	—%

Total revenues	1	6	(5)	(83)%

Benefits and expenses:
Benefits and other changes in policy reserves	(1)	(4)	3	75%
Acquisition and operating expenses, net of deferrals	13	11	2	18%
Interest expense	17	14	3	21%

Total benefits and expenses	29	21	8	38%

Loss from continuing operations before income taxes	(28)	(15)	(13)	(87)%
Provision (benefit) for income taxes	(6)	2	(8)	NM (1)

Loss from continuing operations	(22)	(17)	(5)	(29)%
Adjustments to loss from continuing operations:
Net investment (gains) losses	4	(4)	8	200%
(Gains) losses on early extinguishment of debt	—	3	(3)	(100)%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(18)	$(18)	$—	—%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss was flat as a decrease in tax expense on certain forward starting swap gains was offset by higher expenses related to CareScout growth initiatives and higher interest expense in the current year.
Revenues
For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
Benefits and other changes in policy reserves increased primarily related to inter-segment transactions in the current year.
Acquisition and operating expenses, net of deferrals, increased primarily from higher expenses related to CareScout growth initiatives and higher employee-related expenses in the current year, partially offset by a loss of $3 million in the prior year related to the early redemption of Genworth Holdings’ 2024 Notes that did not recur.

Interest expense increased largely driven by a higher floating rate of interest on Genworth Holdings’ 2066 Notes in the current year, partially offset by the early redemption of Genworth Holdings’ 2024 Notes in the prior year.
The benefit for income taxes for the three months ended September 30, 2023 was primarily related to the pre-tax
loss. The provision for income taxes for the three months ended September 30, 2022 was largely related to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income, partially offset by a tax benefit related to the pre-tax
loss.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Revenues:
Premiums	$7	$5	$2	40%
Net investment income	11	4	7	175%
Net investment gains (losses)	(17)	6	(23)	NM (1)
Policy fees and other income	(1)	—	(1)	NM (1)

Total revenues	—	15	(15)	(100)%

Benefits and expenses:
Benefits and other changes in policy reserves	(6)	(11)	5	45%
Acquisition and operating expenses, net of deferrals	44	30	14	47%
Interest expense	49	40	9	23%

Total benefits and expenses	87	59	28	47%

Loss from continuing operations before income taxes	(87)	(44)	(43)	(98)%
Benefit for income taxes	(15)	—	(15)	NM (1)

Loss from continuing operations	(72)	(44)	(28)	(64)%
Adjustments to loss from continuing operations:
Net investment (gains) losses	17	(6)	23	NM (1)
(Gains) losses on early extinguishment of debt	(1)	7	(8)	(114)%
Expenses related to restructuring	4	—	4	NM (1)
Taxes on adjustments	(4)	—	(4)	NM (1)

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(56)	$(43)	$(13)	(30)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss increased primarily from higher expenses related to CareScout growth initiatives and higher interest expense, partially offset by higher net investment income and lower tax expense on certain forward starting swap gains in the current year.

Revenues
Net investment income increased largely from higher investment yields and higher average invested assets in the current year.
For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
Benefits and other changes in policy reserves increased primarily related to inter-segment transactions in the current year.
Acquisition and operating expenses, net of deferrals, increased primarily from higher expenses related to CareScout growth initiatives and higher employee-related expenses, including $4 million of restructuring costs in the current year. These increases were partially offset by a gain of $1 million in the current year compared to losses of $7 million in the prior year related to the repurchase and early redemption of Genworth Holdings’ senior notes.
Interest expense increased largely driven by a higher floating rate of interest on Genworth Holdings’ 2066 Notes in the current year, partially offset by the early redemption of Genworth Holdings’ 2024 Notes in the prior year.
The benefit for income taxes for the nine months ended September 30, 2023 was primarily related to the pre-tax
loss, partially offset by
non-deductible
expenses. The tax benefit related to the
pre-tax
loss for the nine months ended September 30, 2022 was offset by tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income and non-deductible
expenses.
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
persistent elevated inflation, monetary policies (such as the U.S. Federal Reserve’s quantitative tightening), the volatility and strength of the capital markets, changes in tax policy and/or in U.S. tax legislation, high commodity costs, including the price of oil, international trade and the impact of global financial regulation reform will continue to affect economic and business outlooks, level of interest rates, consumer confidence and consumer behavior moving forward.
During the third quarter of 2023, the U.S. Federal Reserve continued to address elevated inflation by increasing interest rates. The U.S. Federal Reserve increased interest rates by 25 basis points at its July 2023 meeting, bringing the upper end of the target range to the highest level since 2001, but held rates steady at its September and November 2023 meetings as it continues to monitor economic activity and inflation. The U.S. consumer price index increased from the second quarter of 2023 while core inflation, which excludes the food and energy sectors, continued to decline from the second quarter of 2023, although it remained at elevated levels compared to the U.S. Federal Reserve’s target inflation rate of 2%. Labor markets remained tight and contributed to elevated inflation in the third quarter of 2023 with real wage growth continuing to decline but job creation exceeding market expectations.
Direct market pressures caused by the sudden disruption of the banking sector in the first quarter of 2023 continued to ease in the third quarter of 2023. Silicon Valley Bank and Signature Bank, which were each taken into receivership by the Federal Deposit Insurance Corporation (“FDIC”), contributed to deposit outflows and pressure on share prices for other small regional banks in the United States in the first quarter of 2023. In the second quarter of 2023, these pressures contributed to First Republic Bank also being taken into receivership by the FDIC and subsequently sold to JPMorgan Chase & Co. While bank deposits began to stabilize in the third quarter of 2023, the long-term impacts of these banking sector disruptions on the broader economy remain uncertain and concerns remain elevated regarding tighter bank lending standards, increased capital requirements for regional banks and the subsequent negative impacts to commercial real estate financing conditions.
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
Given the persistent elevated inflation, evolving U.S. Federal Reserve monetary policy, uncertainty regarding the impacts of the disruption in the banking sector and prolonged geopolitical tensions, including escalating tensions and conflicts in the Middle East, it is possible the U.S. economy could fall into a recession in early 2024. Specific to Genworth, we continue to closely monitor the operating results and financial position of Enact Holdings, particularly related to emerging housing trends. If housing trends move in an unfavorable direction in contrast to our current projections, our liquidity, financial position and results of operations could be adversely impacted.
Trends and conditions
Investments
U.S. Treasury yields continued to increase during the third quarter of 2023 as the U.S. Federal Reserve maintained a restrictive monetary policy. The ten-year
U.S. Treasury yield rose to its highest level since 2007, and although the two-year
U.S. Treasury yield also increased and remained above the
ten-year
U.S. Treasury yield, the differential between the
two-year
yield and the
ten-year
yield declined from the second quarter of 2023. Following strong performance in the second quarter of 2023, credit market performance remained resilient as macroeconomic data continued to support market optimism for a soft economic landing. Credit spreads ended the third quarter of 2023 flat compared to the second quarter of 2023 and remained below first half of 2023 levels. Corporate borrowers in both the investment grade and below investment grade markets maintained consistent access to capital markets, with a significant increase in below investment grade issuances through the end of the third quarter of 2023 relative to the same period last year.
We continue to closely monitor our exposure to regional banks and commercial real estate in our investment portfolio. We have no exposure to Silicon Valley Bank or Signature Bank. At this time, we believe our investment portfolio is well positioned and any risks to valuations as a result of the pressures in the regional banking system and commercial real estate are manageable.
As of September 30, 2023, our fixed maturity securities portfolio, which was 96% investment grade, comprised 75% of our total invested assets and cash.

Derivatives
As of September 30, 2023, $1.3 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”). The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of September 30, 2023, we posted initial margin of $92 million to our clearing agents, which represented $46 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of September 30, 2023, $11.0 billion notional of our derivatives portfolio was in bilateral over-the-counter
derivative transactions pursuant to which we have posted aggregate independent amounts of $477 million and are holding collateral from counterparties in the amount of $15 million.
In July 2017, the United Kingdom Financial Conduct Authority announced its intention to transition away from London Interbank Offered Rate (“LIBOR”), with its full elimination to occur after 2021. The LIBOR tenors, such as the three-month LIBOR, had various phase-out
dates with the last committed publication date of June 30, 2023. In December 2022, the Board of Governors of the Federal Reserve System adopted a final rule, which became effective on February 27, 2023. The final rule established benchmark rates, based on the Secured Overnight Financing Rate (“SOFR”), to replace LIBOR after its elimination on June 30, 2023. SOFR is calculated and published by the New York Federal Reserve Bank and reflects the combination of three overnight U.S. Treasury Repo Rates. The rate is different from LIBOR, in that it is a risk-free rate, is backward-looking instead of forward-looking, is a secured rate and currently is available primarily as an overnight rate rather than a one-,
three- or
six-month
rate available for LIBOR.
Since the initial announcement, we have terminated our LIBOR-based swaps and entered into alternative rate swaps. In addition, the designated SOFR benchmark rate replaced the current contractual three-month LIBOR rate applied to Genworth Holdings’ 2066 Notes during the third quarter of 2023. See “—Liquidity and Capital Resources—Capital resources and financing activities” for additional information. We do not expect a material adverse impact on our results of operations or financial condition from the transition away from LIBOR.
Investment results
The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended September 30,				Increase (decrease)
	2023		2022		2023 vs. 2022
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$559	4.5%	$576	—%	$(17)
Fixed maturity securities—non-taxable	5.6%	1	7.1%	2	(1.5)%	(1)
Equity securities	1.1%	1	4.6%	3	(3.5)%	(2)
Commercial mortgage loans	4.5%	76	4.6%	81	(0.1)%	(5)
Policy loans	10.3%	58	10.2%	55	0.1%	3
Limited partnerships (1)	4.7%	31	7.0%	38	(2.3)%	(7)
Other invested assets (2)	48.3%	69	57.0%	67	(8.7)%	2
Cash, cash equivalents, restricted cash and short-term investments	5.3%	28	1.7%	7	3.6%	21

Gross investment income before expenses and fees	5.1%	823	5.1%	829	—%	(6)
Expenses and fees	(0.1)%	(22)	(0.1)%	(21)	—%	(1)

Net investment income	5.0%	$801	5.0%	$808	—%	$(7)

Average invested assets and cash		$64,622		$65,033		$(411)

(1)	Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

	Nine months ended September 30,				Increase (decrease)
	2023		2022		2023 vs. 2022
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$1,687	4.5%	$1,734	—%	$(47)
Fixed maturity securities—non-taxable	5.1%	3	4.8%	4	0.3%	(1)
Equity securities	2.2%	6	3.9%	7	(1.7)%	(1)
Commercial mortgage loans	4.4%	227	4.6%	240	(0.2)%	(13)
Policy loans	10.1%	167	9.9%	156	0.2%	11
Limited partnerships (1)	4.0%	76	5.0%	77	(1.0)%	(1)
Other invested assets (2)	50.3%	207	60.9%	196	(10.6)%	11
Cash, cash equivalents, restricted cash and short-term investments	4.7%	68	0.7%	8	4.0%	60

Gross investment income before expenses and fees	5.0%	2,441	4.9%	2,422	0.1%	19
Expenses and fees	(0.1)%	(68)	(0.1)%	(63)	—%	(5)

Net investment income	4.9%	$2,373	4.8%	$2,359	0.1%	$14

Average invested assets and cash		$64,695		$65,214		$(519)

(1)	Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.
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
For the three months ended September 30, 2023, gross annualized weighted-average investment yields were unchanged as lower investment income was offset by lower average invested assets. Net investment income included $16 million of lower income related to inflation-driven volatility on TIPS and $7 million of lower limited partnership income. We experienced higher returns on our short-term investments mainly due to higher interest rates in the current year.
For the nine months ended September 30, 2023, gross annualized weighted-average investment yields increased from higher investment income on lower average invested assets. Net investment income included higher returns on our short-term investments mainly due to higher interest rates and $15 million of higher income from bank loans, partially offset by $41 million of lower income related to inflation-driven volatility on TIPS and $20 million of lower bond calls and commercial mortgage loan prepayments.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2023	2022	2023	2022
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$5	$11	$26	$26
Realized losses	(16)	(38)	(83)	(65)

Net realized gains (losses) on available-for-sale fixed maturity securities	(11)	(27)	(57)	(39)
Net realized gains (losses) on equity securities sold	—	—	(1)	—
Net realized gains (losses) on limited partnerships	—	—	—	—

Total net realized investment gains (losses)	(11)	(27)	(58)	(39)

Net change in allowance for credit losses on available-for-sale fixed maturity securities	(2)	—	(6)	—
Write-down of available-for-sale fixed maturity securities	—	—	(1)	(2)
Net unrealized gains (losses) on equity securities still held	(12)	(14)	20	(46)
Net unrealized gains (losses) on limited partnerships	14	(24)	54	35
Commercial mortgage loans	(1)	—	(3)	3
Derivative instruments	(28)	7	(17)	44
Other	(3)	—	(4)	8

Net investment gains (losses)	$(43)	$(58)	$(15)	$3

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

•
We recorded $16 million of lower net losses related to the sale of available-for-sale
fixed maturity securities in the current year. The three months ended September 30, 2022 included $38 million of realized losses primarily driven by sales of U.S. corporate securities to manage asset exposure.

•
The three months ended September 30, 2023 included $14 million of net unrealized gains on limited partnerships from favorable private equity market performance compared to $24 million of net unrealized losses during the three months ended September 30, 2022 from unfavorable private equity market performance.

•
Net investment losses related to derivatives of $28 million during the three months ended September 30, 2023 were primarily associated with losses from forward bond purchase commitments and on hedging programs that support our fixed indexed annuity products.

Net investment gains related to derivatives of $7 million during the three months ended September 30, 2022 were primarily associated with gains on derivatives used to protect statutory surplus from equity market fluctuations and gains on hedging programs that support our indexed universal life insurance products, partially offset by losses on hedging programs that support our fixed indexed annuity products.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

•
We recorded $18 million of higher net losses related to the sale of available-for-sale
fixed maturity securities in the current year. The nine months ended September 30, 2023 included net losses on sales related to portfolio repositioning and liquidity management, as well as regional bank exposure management, including a $15 million loss related to the sale of First Republic Bank U.S. corporate bonds. The nine months ended September 30, 2022 included net losses primarily from sales of U.S. corporate securities to manage asset exposure and to optimize cash at Genworth Holdings.

•
We recorded net unrealized gains on equity securities of $20 million during the nine months ended September 30, 2023 compared to net unrealized losses of $46 million during the nine months ended September 30, 2022 driven by favorable equity market performance in the current year compared to unfavorable performance in the prior year. The nine months ended September 30, 2023 included $19 million of higher net unrealized gains on limited partnerships driven by more favorable private equity market performance in the current year. We also recorded an allowance for credit losses on available-for-sale
fixed maturity securities of $6 million in the current year.

•
Net investment losses related to derivatives of $17 million during the nine months ended September 30, 2023 were primarily associated with losses from forward bond purchase commitments and on hedging programs that support our fixed indexed annuity products, partially offset by gains on hedging programs that support our indexed universal life insurance products and forward starting interest rate swap gains.

Net investment gains related to derivatives of $44 million during the nine months ended September 30, 2022 were primarily associated with derivatives used to protect statutory surplus from equity market fluctuations and hedging programs that support our indexed universal life insurance products.
Investment portfolio
The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	September 30, 2023		December 31, 2022
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Available-for-sale fixed maturity securities:
Public	$30,004	51%	$31,757	53%
Private	13,964	24	14,826	24
Equity securities	363	1	319	1
Commercial mortgage loans, net	6,793	11	7,010	11
Policy loans	2,233	4	2,139	3
Limited partnerships	2,699	5	2,331	4
Other invested assets	645	1	566	1
Cash, cash equivalents and restricted cash	1,993	3	1,799	3

Total cash, cash equivalents and invested assets	$58,694	100%	$60,747	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for these line items under “—Consolidated Balance Sheets.” See note 5 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.
We hold fixed maturity and equity securities, limited partnerships, derivatives, embedded derivatives and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of September 30, 2023, approximately 6% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 7 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity securities
As of September 30, 2023, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,498	$6	$(392)	$—	$3,112
State and political subdivisions	2,566	5	(407)	—	2,164
Non-U.S. government	699	9	(125)	—	583
U.S. corporate:
Utilities	4,454	13	(611)	—	3,856
Energy	2,454	18	(265)	—	2,207
Finance and insurance	7,920	22	(1,069)	—	6,873
Consumer—non-cyclical	4,632	32	(538)	—	4,126
Technology and communications	3,212	26	(444)	—	2,794
Industrial	1,309	8	(168)	—	1,149
Capital goods	2,255	19	(235)	—	2,039
Consumer—cyclical	1,736	6	(194)	—	1,548
Transportation	1,181	16	(131)	—	1,066
Other	320	1	(23)	—	298

Total U.S. corporate	29,473	161	(3,678)	—	25,956

Non-U.S. corporate:
Utilities	809	—	(90)	—	719
Energy	1,054	10	(86)	—	978
Finance and insurance	2,045	22	(223)	—	1,844
Consumer—non-cyclical	688	1	(107)	—	582
Technology and communications	974	1	(135)	—	840
Industrial	853	2	(86)	—	769
Capital goods	593	1	(70)	—	524
Consumer—cyclical	241	—	(30)	—	211
Transportation	359	7	(32)	—	334
Other	819	3	(69)	—	753

Total non-U.S. corporate	8,435	47	(928)	—	7,554

Residential mortgage-backed	974	1	(84)	—	891
Commercial mortgage-backed	1,868	1	(360)	(6)	1,503
Other asset-backed	2,342	1	(138)	—	2,205

Total available-for-sale fixed maturity securities	$49,855	$231	$(6,112)	$(6)	$43,968

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

Fixed maturity securities decreased $2.6 billion compared to December 31, 2022 primarily from an increase in net unrealized losses related to an increase in long-term interest rates and from net sales and maturities in the current year.

Other invested assets
The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	September 30, 2023		December 31, 2022
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Bank loan investments	$530	82%	$467	82%
Derivatives	38	6	50	9
Short-term investments	30	5	3	1
Other investments	47	7	46	8

Total other invested assets	$645	100%	$566	100%

Bank loan investments increased from funding of additional investments, partially offset by principal payments. Short-term investments increased from net purchases in the current year.
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

(Notional in millions)	Measurement	December 31, 2022	Additions	Maturities/ terminations	September 30, 2023
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,542	$1,200	$(261)	$9,481
Foreign currency swaps	Notional	144	—	(13)	131
Forward bond purchase commitments	Notional	—	75	—	75

Total cash flow hedges		8,686	1,275	(274)	9,687

Total derivatives designated as hedges		8,686	1,275	(274)	9,687

Derivatives not designated as hedges
Equity index options	Notional	936	513	(682)	767
Financial futures	Notional	1,403	4,216	(4,351)	1,268
Forward bond purchase commitments	Notional	—	500	—	500

Total derivatives not designated as hedges		2,339	5,229	(5,033)	2,535

Total derivatives		$11,025	$6,504	$(5,307)	$12,222

(Number of policies)	Measurement	December 31, 2022	Additions	Maturities/ terminations	September 30, 2023
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	7,315	—	(1,177)	6,138
Indexed universal life embedded derivatives	Policies	771	—	(22)	749
The increase in the notional value of derivatives was primarily attributable to the addition of interest rate swaps and forward bond purchase commitments that support our long-term care insurance business, partially offset by a decrease in equity index options used to support our fixed indexed annuity products.

The number of policies with embedded derivatives decreased as these products are no longer being offered and continue to runoff.
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
Market risk benefits.
Market risk benefits are contracts or contract features that both provide protection to the contractholder from capital market risk while exposing the insurer to other-than-nominal capital market risk. Market risk benefits include certain contract features on fixed and variable annuity products that provide minimum guarantees, in addition to the policyholder account balance, such as guaranteed minimum death benefits, guaranteed minimum withdrawal benefits and guaranteed payout annuity floor benefits. See notes 7 and 13 to our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to the significant inputs, judgments, valuation methods and assumptions, as well as the effects of changes in inputs and assumptions on the measurement of our net market risk benefit liabilities.
Deferred acquisition costs
. As a result of the adoption of LDTI, we no longer consider DAC to be a critical accounting estimate. The measurement and amortization methodology related to DAC is no longer subject to the same degree of variability and DAC is no longer subject to recoverability testing.
Consolidated Balance Sheets
Total assets
. Total assets decreased $4,248 million from $89,714 million as of December 31, 2022 to $85,466 million as of September 30, 2023.

•
Invested assets decreased $2,247 million primarily attributable to decreases of $2,615 million in fixed maturity securities and $217 million in commercial mortgage loans, partially offset by increases of $368 million in limited partnerships and $94 million in policy loans in the current year. The decrease in fixed maturity securities was predominantly related to higher interest rates reducing the fair value of our fixed maturity investment portfolio and from net sales and maturities in the current year. The decrease in commercial mortgage loans was mostly due to payments outpacing originations. Limited partnerships increased largely from capital calls in the current year, and policy loans increased as new policy loans outpaced payoffs in our corporate-owned life insurance products in the current year.

•
Cash and cash equivalents increased $194 million primarily from net sales and maturities of fixed maturity securities and payments of commercial mortgage loans outpacing originations, partially offset by net withdrawals from our investment contracts and repurchases of Genworth Financial’s common stock in the current year.

•	Deferred acquisition costs decreased $169 million primarily attributable to amortization in our long-term care and life insurance products in the current year.

•
Reinsurance recoverable decreased $1,401 million largely due to an increase in the single-A
interest rate used to discount the liability for future policy benefits and related reinsurance recoverables in the current year.

•
Deferred tax asset decreased $403 million principally from a reduction in insurance reserves due to an increase in the single-A
interest rate, the utilization of foreign tax credits and the recognition of an incremental valuation allowance in the current year. Given the change in our unrealized gains (losses) on our fixed maturity securities and forward starting swaps due to rising interest rates and the corresponding reduction in the amount of unrealized capital gains expected to be available in the future to offset our capital loss carryforwards and other capital deferred tax assets, we recorded an additional valuation allowance of $150 million in the third quarter of 2023 through accumulated other comprehensive income (loss) related to deferred tax assets that would produce capital losses. These decreases were partially offset by the change in unrealized gains (losses) on investments and derivatives due to rising interest rates in the current year.

•
Separate account assets (and liabilities) decreased $173 million primarily due to surrenders, withdrawals and benefit payments, partially offset by favorable equity market performance in the current year.

Total liabilities
. Total liabilities decreased $4,740 million from $81,328 million as of December 31, 2022 to $76,588 million as of September 30, 2023.

•
The liability for future policy benefits decreased $3,667 million primarily from an increase in the single-A
interest rate used to discount the liability for future policy benefits and related reinsurance recoverables and from benefit payments outpacing collected premiums, partially offset by aging of our long-term care insurance in-force
block, including higher interest accretion. Current year benefit payments were primarily driven by higher new claims and benefit utilization in our long-term care insurance products, as well as benefit payments in our term life insurance and single premium immediate annuity products.

•
Policyholder account balances decreased $974 million primarily from product charges, surrenders and benefit payments in our single premium deferred annuity products and our universal and term universal life insurance products in the current year.

•
Market risk benefit liabilities decreased $169 million mostly related to higher interest rates and favorable equity market performance, partially offset by attributed fees collected in our variable annuity products in the current year.

•
Other liabilities increased $351 million mostly driven by higher derivative liability valuations due to an increase in interest rates, partially offset by lower employee payroll accruals and from the derecognition of reinsurance payables recorded in connection with a recapture of certain reinsurance agreements in our life insurance products in the current year.

Total equity
. Total equity increased $492 million from $8,386 million as of December 31, 2022 to $8,878 million as of September 30, 2023.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $288 million for the nine months ended September 30, 2023.

•
Unrealized gains (losses) on investments and derivatives qualifying as hedges decreased $1,371 million and $473 million, respectively, primarily from an increase in interest rates in the current year, resulting in a decrease to total equity.

•
Change in the discount rate used to measure future policy benefits increased $2,229 million largely attributable to an increase in the single-A
interest rate used to discount the liability for future policy benefits and related reinsurance recoverables (net of deferred taxes) in the current year, resulting in an increase to total equity.

•
Treasury stock increased $264 million primarily due to the repurchase of Genworth Financial’s common stock, at cost, including excise taxes and other costs paid in connection with acquiring the shares, resulting in a decrease to total equity in the current year.

Liquidity and Capital Resources
Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.
Overview of cash flows—Genworth and subsidiaries
The following table sets forth our unaudited condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2023	2022
Net cash from operating activities	$450	$645
Net cash from investing activities	913	452
Net cash used by financing activities	(1,170)	(1,107)

Net increase (decrease) in cash and cash equivalents before foreign exchange effect	$193	$(10)

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
We had higher cash inflows from investing activities mainly due to payments of commercial mortgage loans outpacing originations in the current year compared to originations outpacing payments in the prior year.
We had higher cash outflows from financing activities in the current year principally from higher repurchases of Genworth Financial’s common stock and higher net withdrawals from our investment contracts, partially offset by lower repurchases of long-term debt and a prior year settlement payment related to a Tax Matters Agreement with General Electric Company that did not recur. In the current year, Genworth Holdings repurchased $11 million principal amount of its 2034 Notes compared to the repurchase of $130 million and early redemption of $152 million principal of its 2024 Notes in the prior year.
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
Genworth Financial’s and Genworth Holdings’ principal sources of cash are derived from dividends from their respective subsidiaries, subsidiary payments to them under tax sharing and expense reimbursement arrangements and proceeds from borrowings or securities issuances. Our liquidity at the holding company level is highly dependent on the performance of Enact Holdings and its ability to pay timely dividends and other forms of capital returns to Genworth Holdings as anticipated. As of December 31, 2022, our principal U.S. life insurance subsidiaries had negative unassigned surplus of approximately $849 million under statutory accounting, and as a result, we do not expect these subsidiaries to pay dividends for the foreseeable future. Genworth Financial has the right to appoint a majority of directors to the board of directors of Enact Holdings; however, actions taken by Enact Holdings and its board of directors (including in the case of the payment of dividends to us, the approval of Enact Holdings’ independent capital committee) are subject to and may be limited by the interests of Enact Holdings, including but not limited to, its use of capital for growth opportunities and regulatory requirements. In addition, insurance laws and regulations regulate the payment of dividends and other distributions to Genworth Financial and Genworth Holdings by their insurance subsidiaries.
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
On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial may repurchase up to $350 million of its outstanding Class A common stock. On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under its existing share repurchase program. Pursuant to the program, during the nine months ended September 30, 2023, Genworth Financial repurchased 45,839,750 shares of its common stock at an average price of $5.68 per share for a total of $260 million, excluding excise taxes and other costs paid in connection with acquiring the shares. Genworth Financial also authorized share repurchases through a Rule
10b5-1
trading plan under which 1,717,825 shares of its common stock were repurchased in October 2023 at an average price of $5.82 per share for a total cost of $10 million before excise taxes, leaving approximately $366 million authorized amount remaining under the program. Further repurchases under the authorized program will continue to be funded from holding company capital, as well as future cash flow generation, including expected future capital returns from Enact Holdings. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through
Rule 10b5-1
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
As of September 30, 2023, Genworth Holdings had outstanding $876 million principal of long-term debt. On October 25, 2023, Genworth Holdings completed a bondholder consent solicitation that amended the Replacement Capital Covenant entered into for the benefit of the holders of its 2034 Notes that limited its ability to repurchase its 2066 Notes. The amendment permits certain repayments, redemptions or repurchases of Genworth Holdings’ 2066 Notes, as further described below. In connection with this transaction, Genworth Holdings repurchased approximately $14 million principal of its 2034 Notes. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise.
As of September 30, 2023, Genworth Holdings had $232 million of unrestricted cash and cash equivalents, with no debt maturities due until June 2034. We believe Genworth Holdings’ unrestricted cash and cash equivalents provide sufficient liquidity to meet its financial obligations over the next twelve months. However, in the third quarter of 2023, we made a federal tax payment based on our projection of current taxable income and utilization of our remaining foreign tax credits, and we expect the amount of intercompany cash tax payments retained by Genworth Holdings from its subsidiaries to be lower starting in 2024 as compared to the amounts received during 2022 and 2023. We also expect Genworth Holdings’ liquidity to be significantly impacted by the amounts and timing of future dividends and other forms of capital returns from Enact Holdings, which will be influenced by economic, regulatory factors and other conditions that affect its business.
We actively monitor our liquidity position (most notably at Genworth Holdings), liquidity generation options and the credit markets given changing market conditions. For example, although interest rates rose dramatically during 2022 and 2023, we do not expect a significant impact on our liquidity given the reduction in Genworth Holdings’ debt and corresponding decrease in debt service costs. Genworth Holdings’ cash management target is to maintain a cash buffer of two times expected annual external debt interest payments. Genworth Holdings may move below or above this targeted cash buffer during any given quarter due to the timing of cash outflows and inflows or from future actions. Management of Genworth Financial continues to evaluate Genworth Holdings’ target level of liquidity as circumstances warrant.
Enact Holdings continues to evaluate its capital allocation strategy to consistently support its existing policyholders, grow its mortgage insurance business, fund attractive new business opportunities and return capital to shareholders. In addition to its quarterly cash dividend program, on November 1, 2022, Enact Holdings announced the approval by its board of directors of a share repurchase program under which Enact Holdings may repurchase up to $75 million of its outstanding common stock, and on August 1, 2023, announced the authorization of an additional $100 million of common stock repurchases under a new share repurchase program. Genworth Holdings agreed to participate in order to maintain its overall ownership at its current level. As the majority shareholder, Genworth Holdings received $117 million of capital returns from Enact Holdings during the nine months ended September 30, 2023. On November 1, 2023, Enact Holdings announced a special cash dividend of $113 million to be paid during the fourth quarter of 2023. The timing and number of future shares repurchased under the share repurchase programs will depend on a variety of factors, including Enact Holdings’ stock price and trading volume, and general business and market conditions, among other factors. Future dividends will be subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial and will also be dependent on a variety of economic, market and business conditions, among other considerations.
Genworth Holdings—changes in liquidity
Genworth Holdings had $232 million and $307 million of cash and cash equivalents as of September 30, 2023 and December 31, 2022, respectively. The decrease in Genworth Holdings’ cash and cash equivalents was principally driven by $260 million of Genworth Financial’s common stock repurchases and from debt interest payments, partially offset by intercompany cash tax payments received from its subsidiaries and $117 million of capital returns from Enact Holdings in the current year.
Capital resources and financing activities
Our current capital resource plans do not include any additional debt offerings or minority sales of Enact Holdings. The availability of additional capital resources will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, credit ratings and the performance of and outlook for Enact Holdings and the payment of dividends and other returns of capital therefrom.
During the nine months ended September 30, 2023, Genworth Holdings repurchased $11 million principal amount of its 2034 Notes for a pre-tax
gain of $1 million and paid accrued interest thereon.
On October 25, 2023, Genworth Holdings completed a consent solicitation from bondholders representing a majority in principal amount of its 2034 Notes to amend the Replacement Capital Covenant, dated as of November 14, 2006. The amendment permits Genworth Holdings to repay, redeem or repurchase $2,000 principal amount of its 2066 Notes for each $1,000 principal amount of its 2034 Notes repaid, redeemed or repurchased. In connection with this transaction, Genworth Holdings repurchased approximately $14 million principal of its 2034 Notes at prices negotiated with the noteholders below par value.
In December 2022, the Board of Governors of the Federal Reserve System adopted a final rule that became effective on February 27, 2023. The final rule established benchmark rates, based on SOFR, that replaced LIBOR after its elimination on June 30, 2023. Pursuant to the final rule, Genworth Holdings’ 2066 Notes, which had an annual interest rate equal to three-month LIBOR plus 2.0025%, transitioned in the third quarter of 2023 to an annual interest rate equal to the three-month Term SOFR Reference Rate, plus a tenor spread adjustment of 0.26161%, plus an additional spread of 2.0025%. We do not expect this change to have a material impact on our results of operations or liquidity.
Regulated insurance subsidiaries
The liquidity requirements of our regulated insurance subsidiaries principally relate to the liabilities associated with their various insurance and investment products, operating costs and expenses, the payment of dividends to us, contributions to their subsidiaries, payment of principal and interest on their outstanding debt obligations and income taxes. Liabilities arising from insurance and investment products include the payment of benefits and claims, as well as cash payments in connection with policy surrenders and withdrawals, policy loans and obligations to redeem funding agreements. Given the challenging macroeconomic environment during 2022 and through the third quarter of 2023, employee costs were higher driven in part by high wage inflation, the competitive labor market and low labor participation. Additionally, in our long-term care insurance business, we have observed an increase in the cost of care principally attributable to elevated inflation. These inflationary impacts have not had a significant impact on our liquidity to date; however, we have experienced elevated benefit utilization in our long-term care insurance business, which could have a material adverse impact on our liquidity, results of operations and financial condition if it persists. We will continue to monitor macroeconomic trends, including inflation, to help mitigate any potential adverse impacts to our liquidity.
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
Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are typically matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are typically matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of September 30, 2023, our total cash, cash equivalents and invested assets were $58.7 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, bank loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 45% of the carrying value of our total cash, cash equivalents and invested assets as of September 30, 2023.
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
Off-balance
sheet commitments, guarantees and contractual obligations
As of September 30, 2023, we were committed to fund $1,408 million in limited partnership investments, $136 million of bank loan investments, $12 million in private placement investments and $9 million in commercial mortgage loan investments.
As of September 30, 2023, there have been no material additions or changes to guarantees provided by Genworth Financial and Genworth Holdings or to our contractual obligations as compared to the amounts disclosed within our 2022 Annual Report on Form
10-K
filed on February 28, 2023.
Supplemental Condensed Consolidating Financial Information
Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior and subordinated notes (registered securities under the Securities Act of 1933) and the holders of the senior and subordinated notes, on an unsecured unsubordinated and subordinated basis, respectively, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes and outstanding subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior and subordinated notes indentures in respect of such senior and subordinated notes. Genworth Holdings is a direct, 100% owned subsidiary of Genworth Financial.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2023
During the three months ended September 30, 2023, as previously disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2023 (“Second Quarter 2023 Form 10-Q”), we fully remediated the material weakness in our internal control over financial reporting, which arose solely from a change in the accounting treatment related to cash payments made to policyholders in connection with legal settlements under LDTI that we adopted on January 1, 2023 (for which no specific guidance had been published) that resulted in the immaterial correction to our financial statements as described in note 1 in our unaudited condensed consolidated financial statements in our Second Quarter 2023 Form 10-Q.
There have been no other changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See note 19 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.
Item 1A. Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2022 Annual Report on Form
10-K,
which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2023, there have been no material changes to the risk factors set forth in the above-referenced filing.
For additional information regarding the MOVEit Cybersecurity Incident, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Developments and Strategic Highlights.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Common Stock
The following table sets forth information regarding Genworth Financial’s share repurchases during the three months ended September 30, 2023:

(Dollar amounts in millions, except share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar amount of shares that may yet be purchased under the program (1)
July 1, 2023 through July 31, 2023	3,703,015	$5.40	3,703,015	$436
August 1, 2023 through August 31, 2023	4,424,891	$5.79	4,424,891	$410
September 1, 2023 through September 30, 2023	5,939,872	$5.79	5,939,872	$376

Total	14,067,778		14,067,778

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

Item 5. Other Information
During the three months ended September 30, 2023, no directors or officers of Genworth adopted or terminated any contract, instruction or written plan for the purchase or sale of Genworth’s securities intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
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

Date: November 9, 2023	GENWORTH FINANCIAL, INC. (Registrant)

	By:	/s/ Cristina E. Ahn
Cristina E. Ahn Vice President and Controller (Principal Accounting Officer)