Form 10-K
period 2023-12-31
GENWORTH FINANCIAL INC
filed 2024-02-29
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
of the Act). Yes ☐ No ☒
As of February 15, 2024, 442,625,464 shares of Class A Common Stock, par value $0.001 per share were outstanding.
The aggregate market value of the common equity (based on the closing price of the Class A Common Stock on the New York Stock Exchange) held by non-affiliates
of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.3 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2024 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form
10-K.

Cautionary Note Regarding Forward-looking Statements
This Annual Report on Form
10-K,
including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to potential dividends or share repurchases; future return of capital by Enact Holdings, Inc. (“Enact Holdings”), including share repurchases, and quarterly and special dividends; the cumulative economic benefit of approved and future rate actions contemplated in our long-term care insurance multi-year in-force rate action plan; future financial performance and condition of our businesses; liquidity and new lines of business or new products and services, such as those we are pursuing with our CareScout business (“CareScout”); as well as statements we make regarding the potential occurrence of a recession. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, inflation, business, competitive, market, regulatory and other factors and risks, including but not limited to, the items identified under “Part I—Item 1A—Risk Factors.” We therefore caution you against relying on any forward-looking statements.
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

Item 1.	Business
Overview
Genworth Financial, through its principal insurance subsidiaries, offers mortgage and long-term care insurance products. Genworth Financial is the parent company of Enact Holdings, a leading provider of private mortgage insurance in the United States through its mortgage insurance subsidiaries. Genworth Financial’s U.S. life insurance subsidiaries offer long-term care insurance and also manage in-force
blocks of life insurance and annuity products that are no longer sold. Genworth Financial also has a start-up
business whereby it offers
fee-based
services, advice, consulting and other products and services through CareScout, its indirect subsidiary.
Beginning in the first quarter of 2023, we changed our operating segments to better align with how we manage our business. The changes allow us to sharpen our focus on common aspects of products within each segment and enhance understanding of business performance. All prior period financial information has been re-presented
to reflect the reorganized segment reporting structure. Under the new reporting structure, we operate our business through three operating segments: Enact; Long-Term Care Insurance; and Life and Annuities. In addition to our three operating segments, we report certain of our results of operations in Corporate and Other.
On September 20, 2021, Genworth Financial, through its wholly owned subsidiary Genworth Holdings, Inc. (“Genworth Holdings”), completed a minority initial public offering (“IPO”) of 18.4% of Enact Holdings. The minority IPO resulted in Enact Holdings becoming a separate, standalone public company traded on the Nasdaq Global Select Market exchange under the ticker symbol “ACT.” Genworth Financial maintains control of Enact Holdings through an indirect majority voting interest and accordingly, Enact Holdings remains a consolidated subsidiary of Genworth Financial in this Annual Report on Form
10-K.
Enact Holdings and its mortgage insurance subsidiaries comprise, and can therefore generally be viewed as, our Enact segment, or commonly referred to as “Enact.”
Strategic Priorities
We have advanced Genworth’s strategy to drive shareholder value over the past several years, culminating in several major achievements in 2022 and 2023. We reduced Genworth Holdings’ debt to less than $1.0 billion, enhanced the value of Enact, received multiple upgrades from rating agencies, continued to make progress on our multi-year long-term care insurance in-force
rate action plan and began returning capital to shareholders for the first time in over 13 years. Building on this progress and the improvement in Genworth’s financial position over the past few years, we have refocused our strategic priorities to three areas:

•	further strengthen our legacy long-term care insurance financial and operational capabilities to address customer needs;

•	allocate capital from Enact to drive Genworth Financial’s long-term shareholder value; and

•	leverage our unparalleled long-term care expertise to develop innovative aging care services and solutions.
We estimate that the cumulative economic benefit of approved rate actions in our long-term care insurance multiyear in-force rate action plan from 2012 through 2023 was approximately $28.0 billion, on a net present value basis. We will continue to execute our first strategic objective primarily through our in-force
rate action plan, which is critical to the business. We manage our U.S. life insurance subsidiaries on a standalone basis. Accordingly, the U.S. life insurance subsidiaries will continue to rely on their statutory capital, significant reserves, prudent management of the
in-force
blocks and long-term care insurance
in-force
rate actions to satisfy policyholder obligations. For additional information regarding our in-force
rate actions, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Care Insurance segment.”
Enact continues to be a significant driver of value for Genworth. Effective March 1, 2023, the government-sponsored enterprises (“GSEs”) removed the additional capital restrictions that had been imposed on Enact. This was an important milestone as Enact is no longer subject to more stringent capital requirements than its mortgage insurance peers. Genworth Holdings received $245 million of capital returns from Enact Holdings in 2023. We believe capital returns from Enact will continue to benefit our shareholders by funding our strategic initiatives, including new CareScout products and services as well as share repurchases. In July 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under the existing share repurchase program. Since the initial authorization in May 2022 and through February 13, 2024, we have repurchased $384 million worth of shares of Genworth Financial’s common stock. For additional information on our share repurchase program, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
We are focused on advancing Genworth’s senior care growth initiatives and see meaningful opportunities to provide the products and services offered by CareScout to address the needs of elderly Americans, as well as their caregivers and families. We launched the initial phase of our CareScout services business in March 2023. This business includes a digital platform, where we hope to curate a broad marketplace that matches consumers’ long-term care needs with a network of quality providers that we are building. In addition to the digital platform and quality network offerings to consumers, employers and long-term care insurers, the discounts available through the network are expected to have the potential to further mitigate risk in our legacy long-term care insurance block by reducing claims costs. Our CareScout services business is currently focused on home care providers as the majority of our initial long-term care insurance claims begin with care in the home. While the initial focus for the quality network has been with Genworth’s long-term care insurance policyholders in certain states, we believe we can accelerate our efforts to build a national quality network of care providers, which we expect could allow a high-quality experience and discounted fees for more existing Genworth policyholders and broaden the scope of our CareScout services business to new consumer markets. We are also working to build the foundation necessary to re-enter
the long-term care insurance market through our CareScout insurance business. As we expand CareScout, there may be other potential future growth opportunities, such as expanding CareScout’s products and services to international markets.
We will strive to maintain a disciplined approach in Genworth’s capital allocation strategy, balancing investments in CareScout growth initiatives with returning value to shareholders.
Enact Segment
Through Enact Holdings and its mortgage insurance subsidiaries, we have been providing private mortgage insurance products and services in the United States since 1981 and operate in all 50 states and the District of Columbia. Enact is engaged in the business of writing and assuming residential mortgage guaranty insurance. The insurance covers a portion of the unpaid principal balance of mortgage loans where the loan amount exceeds 80% of the value of the home (“low down payment mortgages” or “high loan-to-value
mortgages”) and protects lenders and investors against certain losses resulting from nonpayment of loans secured by mortgages, deeds of trust or other instruments constituting a first lien on residential real estate. Private mortgage insurance facilitates the sale of mortgages to the secondary market, including to private investors as well as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Fannie Mae and Freddie Mac are government-sponsored enterprises and are collectively referred to as the “GSEs.” Credit protection and liquidity through secondary market sales allow mortgage lenders to increase their lending capacity, manage risk and expand financing access to prospective homeowners, many of whom are first time home buyers. At present, mortgage insurance products are primarily geared towards secondary market sales to the GSEs. Enact’s mortgage insurance products predominantly insure prime-based, individually underwritten residential mortgage loans.

The overall U.S. residential mortgage market encompasses both primary and secondary markets. The primary market consists of lenders originating home loans to borrowers to support home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions buying and selling mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities. The GSEs are the largest participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders as part of their governmental mandate to provide access, liquidity and stability in the U.S. housing finance system.
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
FICO developed the FICO credit scoring model to calculate a score based upon a borrower’s credit history. Enact uses the FICO credit score as one indicator of a borrower’s credit quality. Typically, a borrower with a higher credit score has a lower likelihood of defaulting on a loan. FICO credit scores range up to 850, with a score of 620 or more generally viewed as a “prime” loan and a score below 620 generally viewed as a
“sub-prime”
loan. Generally, “A minus” loans are loans where the borrowers have FICO credit scores between 575 and 660 and have a blemished credit history. The weighted average FICO score of Enact’s primary insurance in-force
was 744 as of December 31, 2023.
Loan applications for primary mortgage insurance are either directly reviewed by Enact (or its contract underwriters), or as noted below, by lenders under delegated authority. In either case, automated underwriting systems may be utilized. For non-delegated
underwriting, customers submit loan files to Enact and Enact individually underwrites each application to determine whether it will insure the loan. Enact uses its mortgage insurance underwriting system to perform non-delegated
underwriting evaluations, and its underwriting staff is dispersed throughout the United States. In addition to its employees, Enact uses domestically based contract underwriters to assist with underwriting capacity and drive efficiency.

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
Pricing is highly competitive in the mortgage insurance industry, with industry participants competing for market share, customer relationships and overall value. To appropriately align price and risk, dynamic pricing engines utilize granular pricing models based on a number of loan, borrower, lender and property risk attributes. Enact’s risk-based pricing engine was developed to evaluate returns and volatility under both the private mortgage insurer eligibility requirements (“PMIERs”) capital framework and its internal economic capital framework, which is sensitive to economic cycles and current housing market conditions. The model assesses the performance of new business under expected and stress scenarios on an individualized loan basis, which is used to determine pricing and inform Enact’s risk selection strategy that seeks to optimize economic value by balancing return and volatility.
Enact seeks to charge premium rates commensurate with the underlying risk of each loan insured. Enact’s proprietary pricing platform provides a flexible, granular and analytical approach to selecting and pricing risk and its use allows Enact to adjust its risk tolerance by quickly changing prices in response to evolving economic conditions, new analytical insights or industry pricing trends.
Loss mitigation
Enact’s loss mitigation and claims department is led by seasoned personnel who are supported by default tracking and claims processing capabilities within their integrated platform. Enact’s loss mitigation staff is also actively engaged with the GSEs and servicers regarding appropriate servicing and loss mitigation practices. Enact has granted loss mitigation delegation to the GSEs and servicers, whereby they perform certain loss mitigation efforts on Enact’s behalf. Moreover, the Consumer Financial Protection Bureau’s (“CFPB”) mortgage servicing rule obligates servicers to engage in early intervention and loss mitigation efforts with a borrower prior to foreclosure. These efforts have traditionally involved loan modifications intended to enable qualified borrowers to make restructured loan payments or sell the property, thereby potentially reducing claim amounts. Borrower forbearance plans offered by the GSEs, including as a result of the coronavirus pandemic
(“COVID-19”),
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
Enact’s industry presence has enabled it to build active customer relationships with mortgage lenders across the United States. Enact’s customers are broadly diversified by size, type and geography and include large money center banks, non-bank
lenders, national and local mortgage bankers, community banks and credit unions. Enact’s principal mortgage insurance customers are originators of residential mortgage loans who typically determine which mortgage insurer or insurers they will use for the placement of mortgage insurance written on loans they originate. For the year ended December 31, 2023, approximately 33% of Enact’s new insurance written was attributable to its largest five lender customers, of which 19% was attributable to its largest customer. Earned premiums from Enact’s largest customer accounted for 10% of Enact’s total revenues for the year ended December 31, 2023. No other customer exceeded 10% of Enact’s new insurance written during 2023 or had earned premiums that accounted for 10% or more of Enact’s total revenues for the year ended December 31,

2023. For more information on the potential impacts due to customer concentration, see “Item 1A—Risk Factors—Enact Holdings’ reliance on key customers or distribution relationships could cause a loss of significant sales if one or more of those relationships terminate or are reduced.”
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
Private mortgage insurers
The U.S. private mortgage insurance industry is highly competitive. Enact competes on pricing, underwriting guidelines, customer relationships, service levels, policy terms, loss mitigation practices, perceived financial strength (including comparative financial strength ratings), reputation, product features, and effective use and ease of technology. There are currently six active mortgage insurers in the United States, including Enact.
GSEs, portfolio lenders, reinsurers and other capital markets participants
Enact also competes with various participants in the mortgage finance industry including the GSEs, portfolio lenders, reinsurers and other participants in the capital markets. Enact competes with these participants primarily based on pricing, policy terms and perceived financial strength. The GSEs enter into risk sharing transactions with financial institutions designed to reduce the risk of their mortgage portfolios. Competition also comes from portfolio lenders that are willing to hold credit risk on their balance sheets without credit enhancement. In addition, investors can make use of risk-sharing structures designed to mitigate the impact of mortgage defaults in place of private mortgage insurance. Finally, although their presence is a fraction of what it was in the past, there are products designed to eliminate the need for private mortgage insurance, such as “simultaneous seconds,” which combine a first lien loan with a second lien loan in order to meet the 80%
loan-to-value
threshold required for sale to the GSEs without certain credit protections.
Long-Term Care Insurance Segment
Our Long-Term Care Insurance segment includes long-term care insurance products that are intended to protect against the significant and escalating costs of long-term care services provided in the insured’s home or assisted living or nursing facilities. We currently offer individual long-term care insurance policies to customers who contact us directly (subject to state availability); however, we no longer accept applications for new group long-term care insurance policies but will accept new applications and issue new coverage certificates on current open group cases on certain group policy forms. We established ourselves as a leader in long-term care insurance over 40 years ago and remain a leading insurer.

As part of our strategy for our long-term care insurance business, and in connection with our strategic priority to further strengthen our legacy long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to ensure the continued self-sustainability of this business over time and reduce the strain on its earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which will be significant, to help bring these blocks closer to their original pricing. For certain risks related to our long-term care insurance business and in-force
rate actions, see “Item 1A—Risk Factors—The inability to obtain in-force
rate action increases (including increased premiums and associated benefit reductions) in our long-term care insurance business could have a material adverse impact on our business, including our results of operations and financial condition.”
See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Care Insurance segment” for selected operating performance measures related to our long-term care insurance in-force
rate actions.
Life and Annuities Segment
We service a variety of protection and retirement income products through our principal U.S. life insurance subsidiaries. Our Life and Annuities segment includes traditional and non-traditional
life insurance (term, universal and term universal life insurance as well as corporate-owned life insurance and funding agreements), fixed annuities and variable annuities. We have not actively sold our life insurance and fixed annuity products since 2016 and our variable annuity products since 2011.
Corporate and Other
Corporate and Other includes debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are reported outside of our operating segments, such as certain international businesses and discontinued operations. Corporate and Other also includes startup results of our CareScout business related to our senior care growth initiatives. See “Item 1—Business—Strategic Priorities” for additional details.
On March 3, 2021, we completed a sale of our entire ownership interest of approximately 52% in Genworth Mortgage Insurance Australia Limited, our former Australian mortgage insurance business. This business is reported as discontinued operations and its results of operations and cash flows are separately reported for the year ended December 31, 2021. See note 28 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.
Risk Management
Risk management is a critical part of all of our businesses. We have an enterprise risk management framework that includes risk management processes relating to strategic priorities and risks (including emerging risks), product development and pricing, management of in-force
business, including certain mitigating strategies and claims risk management, credit risk management, asset-liability management, liquidity management, investment activities (including derivatives), model risk management, portfolio diversification, underwriting and loss mitigation, information systems, information technology risk management, data security and cybersecurity, business acquisitions and dispositions, operational risk assessment capabilities and overall operational risk management. For additional information regarding cybersecurity risk management, see “Item 1C—Cybersecurity.”
We have identified the following as the most significant risk types to our business: credit risk, market risk, insurance risk, housing risk, model risk, operational risk and information technology risk. In addition, we have processes in place to identify, understand and manage emerging risks (such as artificial intelligence), with the goal of mitigating adverse impacts to our business. Related to these identified risk types and our process for emerging risks, we have classified both our top and emerging risks and report these risks to both senior management and the risk committee of Genworth Financial’s Board of Directors.
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
Our long-term care insurance business continues to pursue significant premium rate increases and associated benefit reductions on its insurance in-force.
In support of this initiative, we have developed processes that include experience studies to analyze emerging experience, reviews of in-force
product performance, an assumption review process, and comprehensive monitoring and reporting. In connection with these processes, our risk management team works closely with our long-term care insurance business to ensure proper governance and to better align the development of assumptions with the identified risks.
As part of our evaluation of overall
in-force
product performance, new product initiatives and service offerings, and risk mitigation alternatives, we monitor regulatory and rating agency capital models as well as internal economic capital models to determine the appropriate level of risk-adjusted capital requirements. We utilize a stress testing framework to assess the risk of loss to our capital resources based upon the portfolio of risks we underwrite and retain and upon our asset and operational risk profiles. Our commitment to risk management involves the ongoing review and expansion of internal risk management capabilities aligned with industry best practices.
Operations and Technology
Service and support
Enact Holdings and its U.S. mortgage insurance subsidiaries have introduced technology enabled services to help their customers (lenders and servicers) as well as consumers (borrowers and homeowners). Enact Holdings heavily relies upon information technology, and a number of critical aspects are highly automated. Our U.S. life insurance subsidiaries heavily rely upon information technology to support and improve their overall operations. Enact Holdings and our U.S. life insurance subsidiaries both accept insurance applications, issue approvals, process claims and reconcile premium remittance through electronic submissions. For Enact Holdings, in order to facilitate these processes, direct connections have been established with many of its customers’ and servicers’ systems to enable the selection of its mortgage insurance products and to allow for direct communication. Enact Holdings and our U.S. life insurance subsidiaries also provide their customers secure access to their web-based
portals to facilitate transactions and provide customers with access to their account information. Enact Holdings and our U.S. life insurance subsidiaries regularly upgrade and enhance their systems and technology in an effort to achieve their goals of expanding their capabilities, improve productivity and enhance the customer experience.
Operating centers
We have established scalable, efficient operating centers for our U.S. life insurance subsidiaries in Virginia and for Enact Holdings in North Carolina. In addition, through an arrangement with an outsourcing provider, we have a team of professionals in India and the Philippines who provide a variety of services primarily to our U.S. life insurance subsidiaries and certain corporate functions, including data entry, transaction processing and functional support.
In June 2022, we outsourced operational servicing of our life insurance and fixed annuity blocks to a third-party servicer. In connection with the outsourcing, we will convert certain administrative systems to those used by the third-party servicer over the next few years, with a targeted completion date in 2026. There was no impact to the servicing of our long-term care insurance products because they were not a part of the third-party outsourcing agreement.
Reinsurance
We reinsure a portion of our annuities, life insurance, long-term care insurance and mortgage insurance with unaffiliated reinsurers, and beginning in 2023, also established an affiliated reinsurer, Enact Re Ltd. (“Enact Re”). In a reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. We participate in reinsurance activities in order to minimize exposure to significant risks, limit losses and provide additional capacity for future growth. We also obtain reinsurance to reduce certain capital requirements, including sometimes utilizing intercompany reinsurance agreements to manage our statutory capital positions. However, these intercompany agreements do not have an effect on our consolidated U.S. generally accepted accounting principles (“U.S. GAAP”) financial statements as they eliminate in consolidation.
We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess of loss or quota share basis. Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. Our amounts recoverable from reinsurers represent receivables from and/or reserves ceded to reinsurers. The amounts recoverable from reinsurers, net of allowance for credit losses, were $19.0 billion as of December 31, 2023 and 2022.
We focus on obtaining reinsurance from a diverse group of highly rated reinsurers. We regularly evaluate the financial condition of our reinsurers and monitor concentration risk with our reinsurers at least annually.
U.S. life insurance subsidiaries
Our U.S. life insurance subsidiaries have established standards and criteria for our use and selection of reinsurers. In order for a new reinsurer to participate in our current program, without collateralization, we require the reinsurer to have a S&P Global Rating (“S&P”) rating of
“A-”
or better or a Moody’s Investors Service, Inc. (“Moody’s”) rating of “A3” or better and a minimum capital and surplus level of $350 million. If the reinsurer does not have these ratings, our U.S. life insurance subsidiaries generally require it to post collateral as described below. In addition, our U.S. life insurance subsidiaries may require collateral from a reinsurer to mitigate credit/collectability risk. Typically, in such cases, the reinsurer must either maintain minimum specified ratings and risk-based capital (“RBC”) ratios or provide the specified quality and quantity of collateral. Similarly, our U.S. life insurance subsidiaries have also required collateral in connection with books of business sold pursuant to indemnity reinsurance agreements and have been required to post collateral when purchasing books of business.
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

The following table sets forth our exposure, represented by the amount of reinsurance recoverable measured at the locked-in
discount rate owed by the principal reinsurers to our U.S. life insurance subsidiaries as of December 31, 2023:

Reinsurance
(Amounts in millions)	recoverable
UFLIC (1)	$13,020
RGA Reinsurance Company	2,262
General Reinsurance Corporation	656
Riversource Life Insurance Company	348
SCOR Global Life USA Reinsurance Company	333

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

External new business reinsurance is dependent on a number of factors, including price, availability, risk tolerance and capital levels. For additional information on our reinsurance agreements and the associated risks and impacts on our business, see “Item 1A—Risk Factors—Reinsurance may not be available, affordable or adequate to protect us against losses.”
Enact
Enact Holdings, through Enact Mortgage Insurance Corporation (“EMICO”), its principal U.S. mortgage insurance subsidiary, cedes a portion of its mortgage insurance risk to reduce the risk of loss and to obtain capital credit towards the financial requirements of the GSEs’ PMIERs. Enact Holdings’ credit risk transfer program distributes risk to highly rated counterparties through its traditional reinsurance program, as well as to insurance-linked note investors via fully collateralized special purpose reinsurance vehicles. Its traditional reinsurance program utilizes excess of loss and quota share insurance coverage. Enact Holdings’ excess of loss reinsurance transactions generally cover a subset of loans in a given book year where typically both the attachment and detachment points of the ceded risk tier are within the PMIERs capital requirements at inception, providing both loss volatility protection and PMIERs capital credit. Each reinsurance treaty has a term of ten years or more and provides a unilateral right to commute prior to the full term, subject to certain performance triggers. Enact Holdings selects the type and structure of the credit risk transfer transactions based on a variety of factors including, but not limited to, capacity, cost, flexibility, sustainability and diversification. Under Enact Holdings’ quota share reinsurance agreements, the reinsurer receives a premium in exchange for covering an agreed-upon portion of incurred losses.
Since 2015 and through December 31, 2023, Enact Holdings has executed $5.0 billion of excess of loss transactions across both traditional reinsurance arrangements and insurance-linked note transactions and $1.9 billion of ceded risk in-force
through quota share transactions. Enact Holdings’ credit risk transfer program provided an estimated aggregate of $1.7 billion of PMIERs capital credit as of December 31, 2023. Enact Holdings’ traditional reinsurance coverage is provided by a panel of reinsurance partners each currently rated
“A-”
or better by Moody’s, S&P or A.M. Best Company, Inc. (“A.M. Best”). These reinsurers are contractually required to collateralize a portion (typically 20% to 30%) of the reinsurance exposures consistent with PMIERs.
In 2023, EMICO contributed $500 million into Enact Re, its wholly owned Bermuda-based subsidiary. Enact Re is expected to create value by addressing the opportunity for favorable risk-adjusted returns in the GSE credit risk transfer market and leverage affiliate quota share reinsurance for ratings and capital efficiency. Enact Re is expected to have a minimal impact on Enact’s overall expense structure and is anticipated to contribute to Enact’s increasing statutory dividend capacity over time. As of December 31, 2023, Enact Re assumed excess of loss reinsurance relating to GSE credit risk transfer and reinsured EMICO’s new and existing insurance in-force
under quota share reinsurance agreements.
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
As of February 27, 2024, EMICO was rated in terms of financial strength as follows:

Rating Agency	Rating	Rating categories
S&P	A- (7 th highest of 21)	AAA to D
Moody’s	A3 (7 th highest of 21)	Aaa to C
Fitch Ratings, Inc. (“Fitch”)	A- (7 th highest of 21)	AAA to C
A.M. Best	A- (4 th highest of 13)	A++ to D
As of February 27, 2024, our principal life insurance subsidiaries were rated in terms of financial strength by A.M. Best as follows:

Company	A.M. Best rating
Genworth Life Insurance Company (“GLIC”)	C++ (9 th highest of 13)
Genworth Life and Annuity Insurance Company (“GLAIC”)	B- (8 th highest of 13)
Genworth Life Insurance Company of New York (“GLICNY”)	C++ (9 th highest of 13)
The financial strength ratings of our operating companies are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities.
Credit Ratings
In addition to the financial strength ratings for our operating subsidiaries, rating agencies also assign credit ratings to the debt issued by our intermediate holding company, Genworth Holdings. In addition, S&P and A.M. Best assign credit ratings to Genworth Financial. These ratings are typically notched lower than the financial strength ratings of our primary operating subsidiaries, reflecting Genworth Holdings’ reliance on dividends from the operating subsidiaries to service its debt obligations. The unsecured debt ratings may be used in evaluating Genworth Holdings’ debt as a fixed-income investment and are only disclosed by us given their potential impact on our business, including their potential to affect, among other things, our ability to raise capital through the issuance of debt and other forms of credit. These credit ratings may change at any time and should not be relied on as a recommendation with respect to making an investment in our securities.
As of February 27, 2024, Genworth Holdings’ senior unsecured debt was assigned the following credit ratings:

Rating Agency	Rating	Rating categories
S&P	BB- (13 th highest of 21)	AAA to D
Moody’s	Ba1 (11 th highest of 21)	Aaa to C
A.M. Best	b+ (14 th highest of 21)	aaa to c

Ratings actions

•	On February 27, 2024, S&P affirmed the credit rating of “BB-” of Genworth Financial and Genworth Holdings with an outlook of stable.

•	On January 8, 2024, S&P upgraded the financial strength rating of EMICO to “A-” from “BBB+” with an outlook of stable.

•	On August 1, 2023, A.M. Best assigned an initial public financial strength rating of “A-” to EMICO, with an outlook of stable.

•	On April 25, 2023, Fitch upgraded the financial strength rating of EMICO to “A-” from “BBB+” with an outlook of stable.

•
On March 1, 2023, Moody’s upgraded the credit rating of Genworth Holdings to “Ba1” from “Ba2” and upgraded the financial strength rating of EMICO to “A3” from “Baa1.” The outlooks for the ratings are stable.

•
On February 16, 2023, S&P upgraded the credit rating of Genworth Financial and Genworth Holdings to
“BB-”
from “B+” with an outlook of stable and upgraded the financial strength rating of EMICO to “BBB+” from “BBB.”

S&P, Moody’s, Fitch, and A.M. Best review their ratings periodically and we cannot assure you that we will maintain our current ratings in the future. These and other agencies may also rate our holding companies or insurance subsidiaries on a solicited or an unsolicited basis. We do not provide non-public
information to agencies issuing unsolicited ratings and cannot ensure that any agencies that rate our holding companies or insurance subsidiaries on an unsolicited basis will continue to do so.
For information on adverse credit rating actions related to Genworth and the potential impact of credit ratings on our business, see “Item 1A—Risk Factors—Adverse rating agency actions have in the past resulted in a loss of business and adversely affected our results of operations, financial condition and business, and future adverse rating actions could have a further and more significant adverse impact on us.”
Investments
Under the direction of our Chief Investment Officer, our investments department is responsible for managing the assets in our various portfolios, including establishing investment and derivatives policies and strategies, reviewing asset-liability management, performing asset allocations and setting risk limits. We manage our assets to meet diversification, credit quality, yield and liquidity requirements of our policy and contract liabilities by investing primarily in fixed maturity securities, including government, municipal and corporate bonds and mortgage-backed and other asset-backed securities. We also hold commercial mortgage loans, limited partnerships and other invested assets, which includes derivatives, bank loans and short-term investments. Investments for our insurance company subsidiaries are required to comply with our risk management requirements, as well as applicable insurance laws and regulations. Investment strategies, policy and risk management are closely monitored by Genworth Financial’s management investment committee and the risk committee of Genworth Financial’s Board of Directors.
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
For further information related to our invested assets, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments and Derivative Instruments” and notes 5, 6 and 21 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”
Regulation
General
Our insurance operations are subject to a wide variety of laws and regulations. U.S. state insurance laws and regulations (“Insurance Laws”) regulate most aspects of our U.S. insurance businesses, and our U.S. insurers are regulated by the insurance departments of the states in which they are domiciled and licensed. Our
non-U.S.
insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled. Our insurance products and businesses are also affected by U.S. federal, state and local tax laws, and the tax laws of
non-U.S.
jurisdictions. Our securities operations, including our insurance products that are regulated as securities, such as variable annuities, are subject to U.S. federal and state and
non-U.S.
securities laws and regulations. The U.S. Securities and Exchange Commission (“SEC”), U.S. Financial Industry Regulatory Authority, state securities authorities and similar
non-U.S.
authorities regulate and supervise these products.
The primary purpose of the Insurance Laws regulating our insurance businesses and their equivalents in the other countries in which we operate, and the securities laws affecting certain of our products and our broker/dealer, is to protect our policyholders, contractholders and clients, not our stockholders. These laws and regulations are regularly re-examined
and any changes to these laws or new laws may be more restrictive or otherwise adversely affect our operations.
Insurance and securities regulatory authorities (including state law enforcement agencies and attorneys general or their
non-U.S.
equivalents) periodically make inquiries regarding compliance with insurance, securities and other laws and regulations, and we cooperate with such inquiries and take corrective action when warranted.
U.S. Insurance Regulation
Our U.S. insurers are licensed and regulated in all jurisdictions in which they conduct insurance business. The extent of this regulation varies but Insurance Laws generally govern the financial condition of insurers, including standards of solvency, types and concentrations of permissible investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy. Insurance Laws also govern the business conduct of insurers, including marketplace activities, affecting the form and content of disclosure to consumers, product illustrations, advertising, product replacement, sales and underwriting practices, and complaint and claims handling, and these provisions are generally enforced through periodic market conduct examinations. In addition, Insurance Laws usually require the licensing of insurers and agents, the filing or approval of policy forms and related materials prior to their use, and approval of premium rates for certain lines of insurance.
Our U.S. insurers must file periodic reports, including detailed annual financial statements, with insurance regulatory authorities in each jurisdiction in which they do business, and their operations and accounts are subject to periodic examination by such authorities. Insurance departments in U.S. jurisdictions conduct periodic detailed examinations of the books, records, accounts and business practices of domestic insurers. These examinations generally are conducted in cooperation with insurance departments of two or three other states or jurisdictions representing each of the National Association of Insurance Commissioners (“NAIC”) zones, under guidelines promulgated by the NAIC. State insurance departments may also conduct examinations of non-domiciliary
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
Our U.S. insurers’ ability to pay dividends or other distributions is regulated by their domiciliary state insurance regulators. Our U.S. life insurance subsidiaries had negative unassigned surplus as of December 31, 2023, and as a result, we do not expect these subsidiaries to pay dividends for the foreseeable future. Our principal U.S. mortgage insurance subsidiaries may pay dividends only from unassigned surplus; payments made from other sources, such as paid-in
and contributed surplus, are categorized as distributions. Notice of all dividends must be submitted to the commissioner within five business days after declaration of the dividend, and at least 30 days before payment thereof. No dividend may be paid unless the commissioner has not disapproved or has approved the payment within that
30-day
period. Any distribution, regardless of amount, requires that same
30-day
notice to the commissioner, but also requires the commissioner’s affirmative approval before being paid. Under the insurance laws of the State of North Carolina (our mortgage insurance subsidiaries’ primary state of domicile), an “extraordinary” dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of: (i) 10% of the mortgage insurer’s statutory surplus as of the immediately prior year end; or (ii) the statutory net income during the prior calendar year.
In addition, insurance regulators may prohibit the payment of ordinary dividends and distributions or other payments by our insurers to group affiliates (such as a payment under a tax sharing agreement or for employment or other services) if they determine that such payment could be adverse to policyholders or contractholders.
Acquisition or change of control of a U.S. insurer requires the prior approval of the insurer’s domiciliary state insurance regulator. The domiciliary states of our U.S. insurers also require prior notice of a divestiture of control. Control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the insurer or any parent company of the insurer. Certain state provisions may not require acquisition approval but can lead to imposition of conditions on an acquisition that could delay or prevent its consummation. Such laws may discourage potential acquisition proposals and may delay, deter or prevent an investment in or a change of control involving us, or one or more of our regulated subsidiaries, including transactions that our management and some or all of our stockholders might consider desirable.
The NAIC Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act requires an insurer to regularly, and at least annually, undertake a confidential internal assessment of material and relevant risks and upon an insurance regulator’s request, submit a confidential, high-level summary assessment of the material and relevant risks associated with an insurer or insurance group’s current business plan and the sufficiency of capital and liquidity resources to support those risks. We file an ORSA summary report annually with Virginia, our lead domiciliary state.
The NAIC Corporate Governance Annual Disclosure Model Act and Corporate Governance Annual Disclosure Model Regulation require insurers to provide detailed information regarding their corporate governance practices to their lead state and/or domestic regulator.
The NAIC implemented a regulatory framework through an actuarial guideline (“AG 48”) applicable to the use of captive insurers in connection with Regulation XXX and Regulation AXXX transactions. Among other things, the framework calls for more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. AG 48 requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The NAIC adopted an amended version of AG 48, which applies to new policies issued and new reinsurance transactions entered into on or after January 1, 2017. AG 48 does not affect reinsurance arrangements that were pre-existing
as of January 1, 2015, and the changes set forth in the amended version do not affect reinsurance arrangements that were pre-existing
as of January 1, 2017. The NAIC also adopted the Term and Universal Life Insurance Reserve Financing Model Regulation, which contains the same substantive requirements as the amended version of AG 48. States must either adopt the model regulation or use AG 48 to satisfy the NAIC accreditation requirement. Virginia, the domestic state regulator for GLAIC, one of our principal life insurance subsidiaries, has adopted the model regulation.
The NAIC developed a group capital calculation (“GCC”) tool using an RBC aggregation methodology for all entities within the insurance holding company system, including
non-U.S.
entities. The GCC provides regulators with an additional tool for conducting group-wide supervision and enhances transparency into how capital is allocated. In December 2020, the NAIC adopted a Group Capital Calculation Template and Instructions, and it amended the Holding Company System Model Act and Regulation to implement an annual GCC filing requirement. Virginia, our insurance holding company group’s lead state, adopted the amendments in 2022, and we submitted our first annual filing in 2023. It is unclear how the development of a group capital tool by the NAIC will interact with existing capital requirements for U.S. insurance companies.
Long-term care insurance rate increase regulation
In general, we implement rate increases on our long-term care insurance policies in accordance with the laws of the state in which a policy was issued. In 2019, the NAIC established the Long-Term Care Insurance Task Force to address efforts to create a national standard for reviewing and approving long-term care insurance rate increase requests. This task force was charged with developing a consistent national approach for reviewing rate increase requests that results in actuarially appropriate increases being granted by the states in a timely manner and eliminates cross-state rate subsidization, among others. In April 2022, the NAIC adopted the Long-Term Care Insurance Multistate Rate Review Framework, and as of December 2023, the task force is monitoring and evaluating the progress of the rate review process, including how to address large rate increase requests, as outlined in the framework. We continue to work closely with state regulators on our in-force
long-term care insurance rate action plan (including increased premiums and associated benefit reductions) to achieve a shared goal of ensuring that our U.S. life insurance subsidiaries can honor their policyholder commitments in the future.
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
Aggregate assessments levied against our U.S. insurers were not significant to our consolidated financial statements for the years ended December 31, 2023, 2022 and 2021.
Policy and contract reserve sufficiency analysis
The Insurance Laws of our U.S. life insurers’ domiciliary jurisdictions require each such insurer to conduct an annual analysis of the sufficiency of their life and health insurance and annuity reserves. Other jurisdictions where insurers are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion stating that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the insurer’s associated contractual obligations and related expenses. If such an opinion cannot be provided, the insurer must establish additional reserves by transferring funds from surplus. Our U.S. life insurers submit these opinions annually to their insurance regulatory authorities, and each year they conduct a statutory cash flow testing process to support these opinions. Different reserve requirements exist for our U.S. mortgage insurance subsidiaries. See “—Enact—Mortgage Insurance Regulation—State regulation—Reserves.”
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
As of December 31, 2023, the RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state. For additional information on the RBC of our U.S. life insurance subsidiaries, see note 22 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”
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
Regulation of investments
Each of our U.S. insurers is subject to Insurance Laws that require diversification of its investment portfolio and limit the proportion of investments in different asset categories. Assets invested contrary to such regulatory limitations must be treated as non-admitted
assets for purposes of measuring surplus, and in some instances, regulations require divestiture of such non-complying
investments. We believe the investments made by our U.S. insurers comply with these Insurance Laws.
Enact—Mortgage Insurance Regulation
Forbearance programs
For mortgages insured by the federal government (including those purchased by Fannie Mae and Freddie Mac), forbearance allowed borrowers impacted by
COVID-19
to temporarily suspend mortgage payments up to 18 months subject to certain limits. However, the Biden Administration ended the national emergency for
COVID-19
in April 2023, and as a result, the deadline for requesting a
COVID-19
related forbearance under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act ended in August 2023. In addition, the GSEs retired their
COVID-19
servicing-related policies including with respect to forbearance in November 2023 and reverted to standard forbearance policies as a loss mitigation option for borrowers that meet general hardship and program guidelines.
In March 2023, the GSEs announced new loss mitigation programs that would allow six-month
payment deferrals for borrowers facing financial hardship and encouraged servicers to start evaluating borrowers for these programs as early as July 1, 2023, but no later than October 1, 2023. Even though most foreclosure moratoriums expired at the end of 2021, federal laws and regulations continue to require servicers to discuss loss mitigation options with borrowers before proceeding with foreclosures. These requirements could further extend the foreclosure timeline, which could negatively impact the severity of loss on loans that go to claim.
State regulation
General
Mortgage insurers generally are limited by Insurance Laws to directly writing only mortgage guaranty insurance business to the exclusion of other types of insurance. Mortgage insurers are not subject to the NAIC’s RBC requirements, but certain states and other regulators impose another form of capital requirement on mortgage insurers, requiring maintenance of a risk-to-capital
ratio not to exceed 25:1. Each of Enact Holdings’ mortgage insurance subsidiaries met its capital requirements as of December 31, 2023. See note 22 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.
The North Carolina Department of Insurance’s (“NCDOI”) current regulatory framework by which EMICO’s risk-to-capital
ratio is calculated differs from the capital requirements of the GSEs as discussed under “—Other U.S. Regulation and Agency Qualification Requirements.”

In August 2023, the NAIC adopted amendments to the Mortgage Guaranty Insurance Model Act (the “MGI Model Act”) and is in the process of making conforming revisions to the Statement of Statutory Accounting Principles No. 58—Mortgage Guaranty Insurance. The revisions to the MGI Model Act are extensive, including with respect to risk concentration limits, capital and reserve requirements, reinsurance, underwriting practices and quality assurance. For a discussion of the potential risks to our business associated with these amendments, see “Item 1A—Risk Factors—Enact Holdings’ U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements, which if not met or waived, would result in restrictions or prohibitions on them doing business and could have a material adverse impact on our business, financial condition and results of operations.”
Reserves
Insurance Laws require our U.S. mortgage insurers to establish a special statutory contingency reserve in their statutory financial statements to provide for claims and other expenses in the event of significant economic declines. Annual additions to the statutory contingency reserve must be at least 50% of net earned premiums as defined by Insurance Laws. These contingency reserves generally are held until the earlier of (i) 10 years or (ii) when loss ratios exceed 35%, in which case the amount above 35% can be released under certain circumstances, although regulators have granted discretionary releases from time to time. However, approval by the NCDOI, the primary domiciliary regulator for our U.S. mortgage insurers, is required for contingency reserve releases when loss ratios exceed 35%. The establishment of the statutory contingency reserve is funded by premiums that would otherwise generate net earnings that would be reflected in policyholder surplus. This reserve reduces the policyholder surplus of our U.S. mortgage insurers, and therefore, their ability to pay dividends to our holding companies. See note 22 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for information on the statutory contingency reserve for our U.S. mortgage insurers.
Premium rates
In most states where our U.S. mortgage insurance subsidiaries are licensed, premium rates are required to be filed before the authorization is granted to charge premiums. In some states, these premium rates must be approved before their use. Likewise, changes in premium rates must be filed and receive approval. In general, states may require actuarial justification on the basis of the insurer’s loss experience, expenses and future projections. In addition, states may consider general default experience in the mortgage insurance industry in assessing the premium rates charged by U.S. mortgage insurers.
Federal regulation
In addition to federal laws directly applicable to mortgage insurers, the laws and regulations applicable to mortgage originators and lenders, purchasers of mortgage loans such as the GSEs, and governmental insurers such as the FHA and VA indirectly affect mortgage insurers. Moreover, mortgage origination and servicing transactions are subject to compliance with various state and federal laws. Changes in federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance, or the way in which such laws and regulations are interpreted or applied, may have a material effect on private mortgage insurers. For example, the Enterprise Capital Framework of the Federal Housing Finance Agency (“FHFA”) that became effective in 2021 includes significantly higher regulatory capital requirements for the GSEs over current requirements. Higher GSE capital requirements could ultimately lead to increased costs to borrowers of GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could result in a smaller market for private mortgage insurance. See “Item 1A—Risk Factors—Changes to the role of the GSEs or to the charters or business practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, financial condition and results of operations.”

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
The Real Estate Settlement Procedures Act of 1974 (“RESPA”) applies to most residential mortgages insured by private mortgage insurers. Mortgage insurance is considered a “settlement service” for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA precludes our U.S. mortgage insurance subsidiaries from providing services to mortgage lenders or other settlement service providers free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that others provide that are higher than their reasonable or fair market value. In addition, RESPA prohibits persons from giving or accepting any portion or percentage of a charge for a real estate settlement service, other than for services actually performed. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee
services as well. Mortgage insurers and their customers are subject to the possible sanctions of this law, which may be enforced by the CFPB, state insurance departments, state attorneys general and other enforcement authorities.
The Fair Housing Act and the Fair Credit Reporting Act (“FCRA”) also affect the business of mortgage insurance in various ways. The Fair Housing Act generally prohibits discrimination in the terms, conditions or privileges in residential real estate-related transactions on the basis of race, color, religion, sex, familial status or national origin. Numerous courts have held that the Fair Housing Act prohibits discriminatory insurance practices. The FCRA governs the access and use of consumer credit information in credit transactions and requires notices to consumers in certain circumstances. It imposes restrictions on the permissible use of credit report information and requires mortgage insurance companies to provide adverse action notices to consumers in the event an application for mortgage insurance is declined or offered at less than the best available rate for the loan program applied for due to information contained in a consumer’s credit report.
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
During 2020 and 2021, the GSEs issued several amendments to PMIERs. Many of the provisions are no longer applicable, but for loans that became non-performing
due to a
COVID-19
hardship, PMIERs was temporarily amended with respect to each non-performing
loan that (i) had an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 or (ii) is subject to a forbearance plan granted in response to a financial hardship related to
COVID-19,
the terms of which are materially consistent with terms of

forbearance plans offered by the GSEs. The risk-based required asset amount factor for the non-performing
loan is the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing
loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier is applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing
loan due to having missed two monthly payments. Loans subject to a forbearance plan described in (ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period. In addition, the PMIERs amendments made permanent revisions to the risk-based required asset amount factor for non-performing
loans for properties located in future Federal Emergency Management Agency Declared Major Disaster Areas eligible for individual assistance.
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
In September 2020, subsequent to the issuance of Enact Holdings’ senior notes due in 2025, the GSEs imposed certain restrictions (the “GSE Restrictions”) on Enact with respect to capital. In May 2021, in connection with their conditional approval of the partial sale of Enact Holdings, the GSEs confirmed the GSE Restrictions would remain in effect until certain conditions (the “GSE Conditions”) were met for two consecutive quarters. These conditions were met as of December 31, 2022 and in March 2023, the GSEs confirmed that Enact is no longer subject to the GSE Restrictions and the GSE Conditions.
Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. As of December 31, 2023, Enact met the PMIERs financial and operational requirements. For additional information, see note 22 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.” Although we expect Enact will continue to retain its eligibility status with the GSEs, there can be no assurance these conditions will continue, see “Item 1A—Risk Factors—If Enact is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact to hold amounts of capital that are higher than planned or otherwise, Enact may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
Non-U.S.
Insurance Regulation
We operate in and have certain subsidiaries domiciled in countries outside the United States, principally including Mexico, Bermuda and India. Generally, our subsidiaries conducting business in these countries must obtain licenses from local regulatory authorities and satisfy local regulatory requirements, including those relating to rates, forms, capital, reserves and financial reporting.
Enact Re is subject to regulation by the Bermuda Monetary Authority. This includes required filing of financial and capital information as well as certain restrictions on its ability to pay dividends and distributions.

Other Laws and Regulations
Changes in tax laws
On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act (“IRA”) which, among other things, implemented a 15% corporate alternative minimum tax (“CAMT”) based on adjusted financial statement income and imposed a 1% excise tax on corporate stock repurchases, effective January 1, 2023. The enactment of the CAMT did not have a material impact on our financial statements for the year ended December 31, 2023. Excise tax incurred on our share repurchases is recognized as part of the cost basis of the treasury stock acquired and not reported as part of income tax expense, and it did not have a material impact on our financial position for the year ended December 31, 2023. There was no other U.S. federal income tax-related
legislation or administrative guidance issued in 2023 or 2022 that had a significant impact on our results of operations or financial condition.
Dodd-Frank Act and other federal initiatives
Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways, including through regulation of financial services. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made extensive changes to the laws regulating financial services firms and required various federal agencies to adopt a broad range of rules and regulations.
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
requirements.
The Financial Stability Oversight Council (“FSOC”) is authorized to designate certain financial companies, which may include insurance companies, as non-bank
systemically important financial institutions (“SIFIs”). The FSOC is authorized to subject SIFIs to stricter prudential standards, including a special orderly liquidation process outside the federal Bankruptcy Code, among other requirements. On November 3, 2023, the FSOC adopted new guidance that no longer requires the FSOC to conduct a cost-benefit analysis and assessment of the likelihood of a non-bank
financial company’s material financial distress before designating the company as a non-bank
SIFI. The new guidance could have the effect of simplifying and shortening the FSOC’s procedures for designating certain financial companies as non-bank
SIFIs. We have not been, nor do we believe we will be, designated as systemically significant by the FSOC. A future determination that we or our counterparties are systemically significant could impose significant burdens on us, impact the way we conduct our business, increase compliance costs, duplicate state regulation and result in a competitive disadvantage.
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
The Dodd-Frank Act established a framework of regulation of
over-the-counter
(“OTC”) derivatives markets which requires us to pledge highly liquid securities or cash to meet initial and variation margin requirements for most interest rate derivatives we trade. In addition, federal bank regulations require certain bank-regulated counterparties to include in certain derivatives contracts terms that delay or restrict the rights of counterparties, which could adversely affect our ability to terminate, or realize amounts to be received under, such derivatives agreements. As the marketplace continues to evolve, we may have to alter or limit the way we use derivatives in the future, which could have an adverse effect on our results of operations and financial condition.
On December 13, 2023, the SEC adopted rules to require that covered clearing agencies have policies and procedures reasonably designed to require every direct participant of the agency to submit for clearing eligible secondary market transactions in U.S. Treasury securities. The rule effectively requires such participants to clear eligible cash transactions in U.S. Treasury securities by December 31, 2025, and eligible repurchase transactions in U.S. Treasury securities by June 30, 2026. The rule’s potential effect on the U.S. Treasury markets is uncertain.
On October 26, 2022, the SEC adopted a final rule to implement Section 954 of the Dodd-Frank Act titled “Listing Standards for Recovery of Erroneously Awarded Compensation.” The final rule added Section 10D to the Exchange Act, which requires national security exchanges to adopt listing standards that mandate issuers of securities listed on an exchange to develop and implement a policy for recovering erroneously awarded incentive-based compensation paid to executive officers in connection with a financial restatement, regardless of fault or misconduct, on or after October 2, 2023 (commonly referred to as a “clawback” policy). We revised our Incentive-Based Compensation Recovery Policy to include the applicable provisions of the final rule, see “—Part IV—Item 15—Exhibits and Financial Statement Schedules” for additional details.
We cannot predict the effect of all the regulations or legislation adopted under the Dodd-Frank Act on financial markets generally, or on our businesses specifically, the additional costs associated with compliance with such regulations or legislation, or any changes to our operations that may be necessary to comply with the Dodd-Frank Act and the regulations thereunder, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition. We also cannot predict whether other federal initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, financial condition or results of operations.
Environmental considerations
As an owner and operator of real property, we are subject to extensive U.S. federal and state and
non-U.S.
environmental laws and regulations. Potential environmental liabilities and costs in connection with any required remediation of our properties is also an inherent risk in property ownership and operation. In addition, we hold equity interests in companies, and have made loans secured by properties, which could potentially be subject to environmental liabilities. We routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. Based upon information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations, or any remediation of such properties will not have a material adverse effect on our business, financial condition or results of operations.
Climate change and financial risks
The topic of climate risk has come under increased scrutiny by the NAIC and insurance regulators. The NAIC has adopted a new standard for insurance companies to report their climate-related risks as part of its annual Climate Risk Disclosure Survey, which applies to insurers that meet the reporting threshold of $100 million in countrywide direct premium and are licensed in one of the participating jurisdictions. The new disclosure standard is consistent with the international Task Force on Climate-Related Financial Disclosures’ framework for reporting climate-related financial information.
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
On November 15, 2021, the NYDFS issued additional guidance for New York domestic insurers (the “2021 Guidance”), applicable to GLICNY, related to the management of financial risks from climate change. Such insurers are expected to manage these risks by outlining actions that are proportionate to the nature, scale and complexity of their businesses. For instance, the 2021 Guidance states that an insurer should: (i) incorporate climate risk into its financial risk management, including its ORSA; (ii) manage climate risk through its enterprise risk management functions and ensure that its organizational structure clearly defines roles and responsibilities related to managing such risk; (iii) use scenario analysis when developing business strategies and identifying risks; and (iv) incorporate the management of climate risk into its corporate governance structure at the group or insurer entity level. As of August 15, 2022, insurers were required to implement certain corporate governance changes and develop plans to implement the organizational structure changes. We complied with this requirement and provided our plan to the NYDFS. Insurers are encouraged to work on additional changes that may take longer to implement, although the NYDFS will issue further guidance with more specific timelines.
The NYDFS also amended the regulation that governs enterprise risk management, effective as of August 13, 2021, that requires an insurance group to include certain additional risks, such as climate change risk, in its enterprise risk management function.
In addition, the FIO is authorized to monitor the U.S. insurance industry under the Dodd-Frank Act. Pursuant to its statutory authority, the FIO is assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals. On June 27, 2023, the FIO released a report titled,
Insurance Supervision and Regulation of Climate-Related Risks
, which evaluates climate-related issues and gaps in insurer regulation. The report urges insurance regulators to adopt climate-related risk-monitoring guidance in order to enhance their regulation and supervision of insurers.
On October 7, 2023, California enacted two climate disclosure laws that will require entities that do business in the state and meet certain annual revenue thresholds to provide climate-related disclosures. Insurance companies are specifically excluded from the disclosure requirements of the Climate-Related Financial Risk Act (“SB 261”); however, it is expected that thousands of public and private companies will be subject to the disclosure requirements of the Climate Corporate Data Accountability Act (“SB 253”), including Genworth. SB 253 requires entities with more than $1.0 billion in annual revenue to annually disclose their Scope 1, Scope 2 and Scope 3 emissions in accordance with the Greenhouse Gas Protocol and obtain limited assurance over those disclosures beginning in 2026 and reasonable assurance beginning in 2030. SB 253 requires disclosures of Scope 1 and Scope 2 emissions beginning in 2026 (using fiscal year ended 2025 data), and Scope 3 emissions disclosures beginning in 2027. The California legislature continues to review implementation details under the new climate laws, including deadlines, as well as the potential impacts of the law on business entities; therefore, we cannot predict at this time whether there will be changes in how and when the laws are applied or the impact on our business, results of operations and financial condition.
Diversity and corporate governance
The NAIC and state insurance regulators are also focused on the topic of race, diversity and inclusion within the insurance industry. In New York, the NYDFS expects the insurers it regulates to make diversity of their leadership a business priority and a key element of their corporate governance.
Privacy and cybersecurity
In the United States, federal and state laws and regulations require financial institutions, including insurance companies, to protect the privacy and security of consumer financial information and to notify consumers about policies and practices relating to the collection, use and disclosure of consumer information, as well as policies relating to protecting the confidentiality, integrity and availability of that information. Similarly, federal and state laws and regulations govern the disclosure and security of consumer health information. In particular, regulations promulgated by the U.S. Department of Health and Human Services pursuant to the Health Insurance Portability and Accountability Act and various states regulate the disclosure and use of protected health information by health insurers and other covered entities, the physical and procedural safeguards employed to protect the security of that information, and the electronic transmission of such information. From time to time, Congress and state legislatures consider additional legislation relating to privacy and other aspects of consumer information. We cannot predict whether such legislation will be enacted, or what impact, if any, such legislation may have on our business, financial condition or results of operations.
The California Consumer Privacy Act of 2018 (the “CCPA”) is applicable to portions of our business and was significantly amended by the California Privacy Rights Act of 2020 (“CPRA”). The CCPA, as amended by the CPRA, grants California residents the right to know what information a business has collected about them and the sourcing and sharing of that information, as well as the right to access and correct their personal information, and (subject to certain exemptions) the right to have a business delete their personal information. The CPRA created the California Privacy Protection Agency to enforce the CCPA and to promulgate regulations thereunder, imposed additional obligations regarding the privacy notice and service provider contracts, created new requirements around the protection of sensitive personal information and eliminated certain exemptions for personal information collected in employment or business-to-business
contexts. The majority of the CPRA provisions went into effect on January 1, 2023. Failure to comply with the CCPA risks regulatory fines, and the law grants a private right of action for any unauthorized disclosure of certain personal information not subject to an exemption as a result of failure to maintain reasonable security procedures and practices.
Other states have enacted, or are considering enacting, similar comprehensive data privacy laws. These laws generally include entity-wide exemptions for financial institutions subject to Title V of the Gramm-Leach-Bliley Act. However, such new laws and regulations vary by jurisdiction, and adapting our data privacy practices may increase the risk of noncompliance, along with our compliance costs.
The NAIC’s Privacy Protections (H) Working Group (“PPWG”) is also developing a new Insurance Consumer Privacy Protections Model Law (Model 674) to replace the NAIC’s Insurance Information and Privacy Protection Model Act and the Privacy of Consumer Financial and Health Information Regulation. Due to the large number of comments received on a revised draft of Model 674, the PPWG received an extension until December 31, 2024 to develop the new model law.
Cybersecurity continues to be an area of significant and increasing focus of legislatures and regulators. For example, on November 1, 2023, the NYDFS adopted amendments to its cybersecurity regulation specific to financial services institutions, including banking and insurance entities, under its jurisdiction. The regulation requires a company’s cybersecurity program to be reasonably designed to protect consumers’ private data and to include robust controls regarding access privileges, application security, policies and procedures for the disposal of nonpublic information, regular cybersecurity awareness training, encryption of nonpublic information, third-party due diligence and an incident response plan. The amendments expand requirements for notification to the NYDFS of cybersecurity events, including related to ransomware attacks, and expand technical requirements around system penetration testing, vulnerability assessments, risk assessments and audits. The amendments also add new requirements related to cybersecurity plans and expand cybersecurity governance requirements, among other things. We are required to file an annual certification of compliance with the NYDFS regarding our cybersecurity program.
In addition, the NAIC’s Insurance Data Security Model Law (the “Cybersecurity Model Law”), which is similar to New York’s cybersecurity regulation, establishes standards for data security and for the investigation of and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The Cybersecurity Model Law provides requirements to protect the confidentiality, integrity and availability of covered information systems and the sensitive or business information thereon. Approximately 23 states have adopted a version of the Cybersecurity Model Law, including Delaware and Virginia.
Finally, effective as of June 2023, the Federal Trade Commission (“FTC”) amended the “Standards for Safeguarding Customer Information Rules” (known as the “Safeguards Rule”) to add requirements for certain covered financial institutions to implement and maintain certain data security practices in their information security programs. In November 2023, the FTC published a final rule further amending the Safeguards Rule to require notification to the FTC of certain data breach events. These additional amendments take effect in May 2024.
For additional information regarding our cybersecurity risk management and governance, see “Item 1C—Cybersecurity.”
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
Total rewards and well-being

•
Our compensation package, including salary, bonus and long-term incentives, aligns employee and stockholder interests. In 2023, we introduced a new rewards and recognition platform that encourages our employees to recognize one another for exemplifying our values to make it human
,
make it about others
,
make it happen
and
make it better
as they serve our current and future customers.

•
In addition to a competitive compensation program, we also offer our employees benefits such as life and health insurance, paid time off, paid family leave, identity theft protection, financial planning and a retirement savings plan.

•
To further support our employees, we continue to provide additional financial, health and wellbeing resources, as well as a flexible work schedule to allow employees additional time for self-care and the care of family members. We are currently operating under a hybrid approach organizationally, allowing flexibility to work remotely or in the office.

Learning and development

•
We offer a multitude of professional development and career enrichment opportunities, including building leadership skills, professional skills training and industry-specific matters, as well as education reimbursement benefits and student loan repayment to aid career progression.

•	Additionally, we facilitate an annual organization-wide talent management process to support career development, progression and succession planning.
Diversity and inclusion

•
We are committed to fostering an inclusive work environment that encourages employees to be their authentic selves. Our executive leadership established a diversity, equity, and inclusion executive steering committee to emphasize the importance of Genworth’s diversity philosophy. We have built and continue to actively engage strong community connections and partnerships with diverse organizations to promote equitable opportunities and have implemented training initiatives to enhance employee inclusivity and self-awareness.

•
We empower our employees to embrace their differences and commonalities to contribute to a culture of belonging. To help in this important work, all employees are encouraged to participate in our 13 Employee Resource Groups (“ERGs”) and Toastmasters, a communication and leadership club. These ERGs and Toastmasters are central to Genworth’s identity, driving allyship, education, resources and positive change throughout our workforce.

Social responsibility

•
We use our outreach platforms, including the Genworth Foundation, to extend our very purposeful impact in our communities through grants, program sponsorships, paid volunteer time for our employees and employee-directed charitable giving. We align philanthropic efforts with our primary business focus areas, our commitment to sustainability and other programs that are important to our employees.

•	Please read our Sustainability Report to learn more about our collective accomplishments and plans to continue serving our customers, our colleagues, and our community.
Workforce demographics

•	We are proud to embrace a future where the diversity of our associates, leadership and executives contribute to a culture of belonging and inclusion.

•
As of December 31, 2023, we employed approximately 2,700 full-time and part-time employees globally, none of which are subject to a collective bargaining agreement. Women comprised approximately 61% of our total U.S. employee population, while 34% of our employees in the U.S. were ethnically diverse. Among people leaders in the U.S., 46% were women and 24% were ethnically diverse and for our senior management, which we designate based on internal human resource compensation levels, 32% were women and 22% were ethnically diverse. With respect to the eight members of our non-management
Board of Directors, four are women and two are ethnically diverse. In addition, as of January 1, 2024, of the five senior leaders of our top business lines and our investments group, three are women and four are ethnically diverse.

Information posted on our website, including our Sustainability Report, is not incorporated by reference into and does not form part of this Annual Report on Form
10-K.
Directors and Executive Officers
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
On May 30, 2023, our President and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.
Transfer Agent and Registrar
Our transfer agent and registrar is Computershare, P.O. Box 505000, Louisville, KY 40233-5000. Telephone:
866-229-8413;
201-680-6578
(outside the United States and Canada may call collect); and
800-231-5469
(for hearing impaired).

Item 1A.	Risk Factors
You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary note regarding forward-looking statements” and the risks of our businesses described elsewhere in this Annual Report on Form
10-K
for the year ended December 31, 2023.

Risk Factor Summary
The following summarizes material risks to the Company and is qualified by the full description contained below. The occurrence of any of the following risks or of unknown risks and uncertainties may adversely affect our business, operating results and financial condition.
Risks Relating to Our Ability to Grow Our New Business, Products or Services

•	New lines of business or new products and services, such as those we are pursuing with CareScout, may not be successful or may subject us to additional risks.
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

Liquidity, Financial Strength and Credit Ratings, and Counterparty and Credit Risks

•
Genworth Financial and Genworth Holdings depend on the ability of Enact Holdings and its subsidiaries to pay dividends and make other payments and distributions to each of them and to meet their obligations.

•	Our sources of capital have become more limited, and under certain conditions we may need to seek additional capital on unfavorable terms.

•
Adverse rating agency actions have in the past resulted in a loss of business and adversely affected our results of operations, financial condition and business, and future adverse rating actions could have a further and more significant adverse impact on us.

•
Defaults by counterparties to our reinsurance arrangements or to derivative instruments we use to hedge our business risks, or defaults by us on agreements we have with these counterparties, may expose us to risks we sought to mitigate, which could have a material adverse effect on our business, results of operations and financial condition.

•	Defaults or other events impacting the value of our fixed maturity securities portfolio may reduce our income.
Risks Relating to Economic and Market Conditions

•	Interest rates and changes in rates, including changes in monetary policy to combat inflation, could materially adversely affect our business and profitability.

•	A deterioration in economic conditions, a severe recession or a decline in home prices, all of which could be driven by many potential factors, may adversely affect Enact Holdings’ loss experience.
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

•
An adverse change in the regulatory requirements on our U.S. life insurance subsidiaries, including risk-based capital requirements, could have a material adverse impact on our business, results of operations and financial condition.

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

•
Our computer systems and those of our third-party service providers have in the past and may in the future fail or be compromised, including through cybersecurity breaches; we may experience issues from new and complex information technology methodologies such as artificial intelligence; and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, any of which could damage our reputation, impair our ability to conduct business effectively, result in enforcement action or litigation, and materially adversely affect our business, financial condition and results of operations.

•	We rely upon third-party vendors who may be unable or unwilling to meet their obligations to us.
Insurance and Product-Related Risks

•
Enact Holdings may be unable to maintain or increase capital in its mortgage insurance subsidiaries in a timely manner, on anticipated terms or at all, including through improved business performance, reinsurance or similar transactions, securities offerings or otherwise, in each case as and when required.

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

•
Medical advances, such as genetic research and diagnostic imaging, emerging new technology, including artificial intelligence and related legislation, could materially adversely affect the financial performance of our life insurance, long-term care insurance and annuity businesses.

Other Emerging Risks

•
Other emerging risks, such as the occurrence of natural or
man-made
disasters, including geopolitical tensions and war; a public health emergency, including pandemics; climate change; or unknown risks and uncertainties associated with artificial intelligence could materially adversely affect our business, financial condition and results of operations.

Risks Relating to Our Ability to Grow Our New Business, Products or Services
New lines of business or new products and services, such as those we are pursuing with CareScout, may not be successful or may subject us to additional risks.
Our senior care growth initiatives, which include
fee-based
services, advice and consulting along with traditional insurance products, including long-term care insurance offered by CareScout, constitute a new line of business we are pursuing. There are risks and uncertainties associated with any new line of business. In developing and marketing new lines of business and new products and services, we expect to invest significant time and resources, including capital, and the attention of management and our Board of Directors could be diverted from other business operations. Our planned timeline for the development and introduction of new products or services may not be achieved, our expenditures may exceed revenues for longer than we anticipate, and our price and profitability targets may not prove feasible. Our ability to achieve anticipated business performance and financial results from CareScout could be adversely impacted for a variety of reasons and unforeseen events, including but not limited to, lower than anticipated customer demand, higher capital needs, staffing shortages and continued workflow disruptions, and impediments to Genworth Holdings’ liquidity caused by, among other things, downturns in the U.S. economy that reduce its strategic investments in CareScout. Furthermore, if customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services in the way we anticipate. External factors, such as competitive alternatives, commercial and/or regulatory challenges and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Failure to successfully manage these risks in the development and implementation of our new lines of business or new products or services, specifically our inability to achieve anticipated business performance and financial results from CareScout, could have a material adverse effect on our business, results of operations and financial condition.
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
At least annually, as part of our ongoing assessment of our business performance and risks, we review our assumptions to determine the adequacy of reserves. Generally, we do not anticipate trends in actual versus expected experience to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. However, this may not prove to be the case. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claim payments as a result of changes in experience, assumptions or otherwise, we would be required to increase our reserves and record a charge through earnings in the period in which we make the determination. The amounts of such increases to reserves and charges to earnings may be significant, and this could materially adversely affect our results of operations and financial condition. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our reserves, results of operations and financial condition.
The long-term profitability of our products depends upon the accuracy of our long-term assumptions used to calculate our reserves and how our actual experience compares with our expected experience. If any of our long-term assumptions prove to be inaccurate, our reserves may be inadequate.
See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and notes 10, 11, 12 and 15 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information. Significant increases to our reserves may, among other things, limit our ability to execute on our business initiatives and adversely impact our credit or financial strength ratings. Any of these results could have a material adverse impact on our business, results of operations and financial condition.
We also perform cash flow testing or “asset adequacy analysis” separately for each of our U.S. life insurance subsidiaries on a statutory accounting basis. To the extent that the cash flow testing margin is negative in any of our U.S. life insurance subsidiaries, we would need to increase statutory reserves in that company, which would decrease our RBC ratios. For additional information regarding impacts to statutory capital as a result of reserve increases, see “—An adverse change in the regulatory requirements on our U.S. life insurance subsidiaries, including risk-based capital requirements, could have a material adverse impact on our business, results of operations and financial condition.”
Long-Term Care Insurance Segment
Long-term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years, or decades. The prices and expected future profitability of our long-term care insurance products are based in part upon expected patterns of premiums, expenses and benefits, using a number of assumptions, including, but not limited to, persistency, morbidity, and future premium rate increases and associated benefit reductions.
For our long-term care insurance policies, actual persistency in later policy durations that is higher than our expected persistency assumptions could have a negative impact on profitability. If these policies remain in-force
longer than we assumed, then we could be required to make greater benefit payments than we anticipated. A significant number of our long-term care insurance policies have experienced higher persistency than we had originally assumed, which has resulted in higher claims and an adverse effect on profitability.
In addition, if morbidity rates are higher or mortality rates are lower than our valuation assumptions, we could be required to make greater payments and thus establish more reserves under our long-term care insurance policies than we had expected, and such amounts could be significant. Among other factors, changes in economic and interest rate risk, socio-demographics, behavioral trends (e.g., location of care and level of benefit use) and medical advances, may also have a material adverse impact on our future claims trends. For example, the impact of inflation on claims could be more pronounced for our long-term care insurance business than our other businesses given the “long tail” nature of this business. To the extent inflation or other factors causes health care costs to increase more than we anticipated, we will be required to increase our reserves which could negatively impact our profitability. Although we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the effects of inflation and may result in our underpricing of the risks we insure. Given these inherent challenges, our ability to precisely forecast future claim costs for long-term care insurance is limited.

For additional information on our long-term care insurance reserves, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Liability for future policy benefits.”
Long-duration Targeted Improvements (“LDTI”)
Under LDTI, we use best estimate assumptions for our long-term care insurance business and the impacts of assumption updates are reflected as remeasurement gains or losses in the income statement based on issue-year cohorts. As a result, assumption updates as well as actual versus expected experience on these long-duration products will continue to drive volatility in our long-term care insurance results. Approximately 50% of our cohorts currently have net premium ratios capped at 100%. The net premium ratio represents the portion of the gross premiums required to provide for all benefits and certain expenses in our long-term care insurance business. These capped cohorts are generally our older long-term care insurance policies, largely sold prior to 2003. The other 50% of our cohorts have a net premium ratio of less than 100% and are currently expected to be profitable. We would expect ongoing income statement impacts and volatility related to assumption updates and variances between actual and expected experience in our older, unprofitable capped cohorts going forward. Conversely, we currently expect the profitable uncapped cohorts to have a more modest earnings impact related to assumption updates and variances between actual and expected experience, with a portion of the impact reflected in current period results and the remaining majority of the impact recognized over the life of the cohort. While quarterly variations are typically expected to be relatively small compared to the overall size of our liability for future policy benefits of $42.2 billion, at the locked-in
discount rate, for our long-term care insurance business as of December 31, 2023, these variations have had, and may in the future have, a material impact on our quarterly results of operations and can result in material losses in our long-term care insurance business.
See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Care Insurance segment” for the impacts of assumption updates and actual versus expected experience.
In-force
rate actions
The adequacy of our current long-term care insurance reserves depends significantly on our assumptions regarding our continuing ability to successfully execute our multi-year in-force
rate action plan through premium rate increases and associated benefit reductions. In measuring our long-term care insurance reserves under U.S. GAAP, our in-force rate action assumptions include significant future premium rate increases and associated benefit reductions resulting from rate actions that have been approved and related legal settlements, as well as rate actions that are anticipated to be approved (including premium rate increases and associated benefit reductions not yet filed) under our in-force rate action plan.
As part of our cash flow testing process for our U.S. life insurance subsidiaries, we also consider incremental benefits from expected future in-force
rate actions in our long-term care insurance products that help mitigate the impact of deteriorating experience. We may not be able to obtain regulatory approval for the future in-force
rate actions we assumed in connection with our cash flow testing for our life insurance subsidiaries. If we do not obtain regulatory approval, we may be required to significantly further increase statutory reserves which could have a material adverse effect on our business, statutory results of operations and financial condition.
The NYDFS, which regulates GLICNY, our New York insurance subsidiary, also requires specific adequacy testing scenarios that are generally more severe than those deemed acceptable in other states. Moreover, the required testing scenarios by the NYDFS have a disproportionate impact on our long-term care insurance products. In addition, we use New York specific experience for setting assumptions in our long-term care insurance products in GLICNY. While the NYDFS generally does not permit in-force
rate increases for long-term care insurance to be used in asset adequacy analysis until such increases have been approved, it has allowed GLICNY to incorporate recently filed in-force
rate actions in its asset adequacy analysis prior to

approval in the past. As a result, after discussions with the NYDFS and through the exercise of professional actuarial judgment, GLICNY incorporated in its 2023 and 2022 asset adequacy analysis assumptions for future in-force
rate actions for long-term care insurance products to offset the emerging adverse experience for these products. With these assumption updates, GLICNY’s 2023 and 2022 asset adequacy analysis produced a negative margin. To address the negative margin, GLICNY recorded an incremental $87 million and $98 million of additional statutory reserves in 2023 and 2022, respectively, which resulted in RBC of 202% and 201% for GLICNY as of December 31, 2023 and 2022, respectively. For additional information on GLICNY asset adequacy testing, see note 22 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.” If the NYDFS no longer allows GLICNY to incorporate assumptions for future in-force
rate actions in its asset adequacy analysis, this would result in a material decrease in GLICNY’s cash flow testing margin and would require GLICNY to further significantly increase its statutory reserves. This would have a material adverse effect on GLICNY’s financial condition and RBC ratio.
For additional information on our
in-force
rate actions in our long-term care insurance business, see “—The inability to obtain in-force
rate action increases (including increased premiums and associated benefit reductions) in our long-term care insurance business could have a material adverse impact on our business, including our results of operations and financial condition.”
Life and Annuities Segment
The prices and expected future profitability of our life insurance and annuity products are based in part upon expected patterns of premiums, expenses and benefits, using a number of assumptions, including mortality, persistency and lapse. For example, if mortality rates are higher than our pricing and valuation assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with guaranteed minimum death benefits (“GMDBs”) than we had projected. Conversely, if mortality rates are lower than our valuation assumptions, we could be required to make greater payments and thus establish additional reserves under our annuity contracts without GMDBs and such amounts could be significant.
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
15-and
20-year
level premium period blocks, we would expect volatility in premiums and mortality experience, which would reduce profitability in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions. For additional information on our term life insurance reserves, including select sensitivities, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Liability for future policy benefits.”
LDTI also introduced market risk benefits (“MRBs”), the valuation of which is subject to capital market risks, primarily through equity market and interest rate volatility. We attempt to mitigate some of these risks through hedging strategies; however, adverse changes in equity market performance or interest rate fluctuations could devalue the expected benefits to contractholders resulting in the need to increase our MRB reserves, which may have a material adverse effect on our financial condition and results of operations.
Enact Segment
The establishment of loss reserves for Enact Holdings and its mortgage insurance subsidiaries is subject to inherent uncertainty and requires significant judgment and numerous assumptions. Enact Holdings establishes loss reserves using its best estimate of the rates at which delinquencies go to claim (“claim rates”) and claim severity to calculate estimated losses on loans reported as being in default as of the end of each reporting period. Enact Holdings also establishes incurred but not reported (“IBNR”) reserves for estimated losses incurred on loans in default that have not yet been reported by servicers. The sources of uncertainty affecting estimates are numerous and include both internal and external factors. Internal factors include, but are not limited to, changes in the mix of exposures, loss mitigation activities and claim settlement practices. Significant external factors include changes in general economic conditions, such as home prices, unemployment/underemployment, interest rates, tax policy, credit availability, government housing policies, government and GSE loss mitigation and mortgage forbearance programs, state foreclosure timelines, GSE and state foreclosure moratoriums and types of mortgage products. For example, during recessionary periods in the past, accompanied by increased unemployment and declining home prices, Enact Holdings has experienced higher delinquencies and increased losses. Because assumptions related to these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, Enact Holdings cannot determine with precision the ultimate amounts it will pay for actual claims or the timing of those payments. Even in a stable economic environment, the actual claim payments made may be substantially different and even materially exceed the amount of the corresponding loss reserves for such claims. Enact Holdings regularly reviews its reserves and associated assumptions as part of its ongoing assessment of business performance and risks. If Enact Holdings concludes its reserves are insufficient to cover actual or expected claim payments as a result of changes in experience, assumptions or otherwise, it would be required to increase its reserves and incur charges in the period in which the determination was made. The amounts of such increases could be significant, and this may materially adversely affect our results of operations, financial condition and liquidity.
In addition, sudden and/or unexpected deterioration of economic conditions may cause estimates of loss reserves to be materially understated. To the extent actual losses are greater than current loss reserves or if loans in default ultimately become delinquent and go to claim more than expected, it could materially adversely impact our results of operations and financial condition and restrict Enact Holdings’ ability to distribute dividends to Genworth Holdings, thereby negatively impacting our liquidity. Furthermore, consistent with industry practice, Enact Holdings does not record losses on insured loans that are not in default. Therefore, future potential losses may develop from loans not currently in default and may have a materially adverse impact on our results of operations, financial condition and liquidity.
Enact Holdings depends on the reliability of third-party servicing of the loans that it insures. If a servicer were to experience adverse effects to its business, such servicer could experience delays in its reporting and premium payment requirements. Without reliable, consistent third-party servicing, Enact Holdings may be unable to properly recognize and establish reserves on loans when a delinquency exists or occurs but is not reported. In addition, if these servicers fail to limit and mitigate losses when appropriate, Enact Holdings’ losses may unexpectedly increase.
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
We intend to continue developing our modeling capabilities, including new and emerging artificial intelligence methodologies. During or after the implementation of model updates or enhancements, we may discover errors, risks or other deficiencies in existing models, assumptions and/or methodologies. Moreover, we may use additional, more granular and detailed information through enhancements in our reserving and other processes or we may employ more simplified approaches in the future, either of which may cause us to refine or otherwise change existing assumptions and/or methodologies and thus associated reserve levels, which in turn could have a material adverse impact on our business, results of operations and financial condition.
Specific to Enact Holdings, models may prove to be less predictive than expected for a variety of reasons, including changes in credit scoring and reporting processes, economic conditions that develop differently than forecasted, unique conditions for which we do not have good historical comparators, unexpected economic and unemployment conditions that arise, changes in the law or in PMIERs and the use of short-term financial metrics that do not reveal long-term trends.
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

Liquidity, Financial Strength and Credit Ratings, and Counterparty and Credit Risks
Genworth Financial and Genworth Holdings depend on the ability of Enact Holdings and its subsidiaries to pay dividends and make other payments and distributions to each of them and to meet their obligations.
Genworth Financial and Genworth Holdings each act as a holding company and do not have business operations of their own. Dividends from Enact Holdings and its subsidiaries, permitted payments to Genworth Financial and Genworth Holdings under tax sharing and expense reimbursement arrangements with their subsidiaries and proceeds from borrowings are their principal sources of cash to meet their obligations. These obligations principally include operating expenses and interest and principal payments on current and future borrowings. If the cash Genworth Financial or Genworth Holdings receives pursuant to dividends and tax sharing and expense reimbursement arrangements is insufficient to fund any of their obligations, or if a subsidiary is unable or unwilling for any reason to pay dividends to either of them, our liquidity would be materially adversely impacted which would likely have a material adverse effect on our financial condition and overall business. Moreover, if Genworth Financial or Genworth Holdings do not receive sufficient cash to fund their obligations, they may be forced to raise cash through unfavorable arrangements or terms, including but not limited to, the incurrence of debt (including convertible or exchangeable debt), the sale of assets or the issuance of equity. See “—Our sources of capital have become more limited, and under certain conditions we may need to seek additional capital on unfavorable terms” for additional details. We began paying federal taxes in 2023 due to projected taxable income and the utilization of our remaining foreign tax credits; therefore, we expect intercompany cash tax payments retained by Genworth Holdings from its subsidiaries to be lower starting in 2024.
Our holding companies’ liquidity and capital positions are highly dependent on the performance of Enact Holdings and its ability to pay future dividends. Our principal U.S. life insurance subsidiaries had negative unassigned surplus of approximately $563 million under statutory accounting as of December 31, 2023, and as a result, we do not expect these subsidiaries to have the ability to pay dividends for the foreseeable future. Enact Holdings’ evaluation of future dividend payments to Genworth Holdings and our holding companies’ overall resulting liquidity plans are subject to and dependent on, among other things, current and future market conditions, Enact Holdings’ business performance and capital preservation, corporate law restrictions, insurance laws and regulations, Enact Holdings’ ability to maintain adequate capital to meet its current and future requirements mandated by PMIERs or other GSE requirements, and business and regulatory approvals.
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
In general, dividends are required to be submitted to an insurer’s domiciliary department of insurance for review, and distributions from sources other than unassigned surplus require affirmative approval before being paid. In addition, insurance regulators may prohibit the payment of dividends and distributions or other payments by the insurance subsidiaries (such as a payment under a tax sharing agreement or for employee or other services, including expense reimbursements) if they determine that such payment could be adverse to policyholders.
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
Although Genworth Financial and Genworth Holdings continue to significantly improve their overall financial condition, they still need liquidity to pay operating expenses, debt servicing costs and other obligations.

As of December 31, 2023, Genworth Holdings had approximately $856 million of outstanding debt that matures starting in 2034. Given our expectation that we will not receive dividends from our U.S. life insurance subsidiaries for the foreseeable future, we are reliant on dividends from Enact Holdings to fund holding company obligations. Absent receiving dividends from Enact Holdings as anticipated, we would likely need to access additional liquidity through third party sources. However, we may not be able to raise capital and/or borrowings on favorable terms based on our credit ratings and current business prospects, particularly given the aforementioned risks associated with launching new business initiatives offered by CareScout. There is no guarantee that any of these factors will improve in the future when we would seek additional capital. Disruptions, volatility and uncertainty in the financial markets and downgrades in our credit ratings may force us to delay raising capital, issue shorter term securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price. Furthermore, the availability of raising additional capital, including through additional minority equity offerings of Enact Holdings or the issuance of equity or debt, could depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for Enact Holdings. Market conditions and a variety of other factors may make it difficult or impracticable to generate additional liquidity on favorable terms or at all. Similarly, market conditions and a variety of other factors may make it difficult or impracticable to generate additional liquidity through asset sales or the issuance of additional equity, and any issuance of equity in such circumstances could be highly dilutive to our stockholders. Any failure to meet our financial obligations as they become due would have a material adverse effect on our business, financial condition and results of operations.
We do not currently have a revolving credit facility at the Genworth Holdings level to provide liquidity. To the extent we need additional funding to satisfy our additional liquidity needs, we may not be able to enter into a new credit facility on terms (or at targeted amounts) acceptable to us or at all.
For a further discussion of our liquidity, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Adverse rating agency actions have in the past resulted in a loss of business and adversely affected our results of operations, financial condition and business, and future adverse rating actions could have a further and more significant adverse impact on us.
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
Over the course of the last several years prior to 2021, the ratings of our holding companies and all our insurance subsidiaries were downgraded, placed on negative outlook and/or put on review for potential downgrade on various occasions. A ratings downgrade, negative outlook or review could occur again for a variety of reasons, including reasons specifically related to our company, generally related to our industry or the broader financial services industry or as a result of changes by the rating agencies in their methodologies or rating criteria. A negative outlook on our ratings or a downgrade in any of our financial strength or credit ratings, the announcement of a potential downgrade, negative outlook or review, or customer, investor, regulator or other concerns about the possibility of a downgrade, negative outlook or review, could have a material adverse effect on our results of operations, financial condition and business.
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

•
increasing the capital charge associated with affiliated investments within certain of our U.S. life insurance subsidiaries thereby lowering capital and RBC of these subsidiaries and negatively impacting our financial flexibility;

•	regulators requiring certain of our subsidiaries to maintain additional capital, limiting thereby our financial flexibility and requiring us to raise additional capital;

•	adversely affecting our ability to raise capital;

•	increased scrutiny by the GSEs and/or by customers, potentially resulting in a decrease in the amount of new insurance written;

•	increasing our cost of borrowing and making it more difficult to borrow in the public debt markets or enter into a credit agreement; and

•	making it more difficult to execute on CareScout initiatives.
Under PMIERs, the GSEs require maintenance of at least one rating with a rating agency acceptable to the respective GSEs. The current PMIERs do not include a specific ratings requirement with respect to eligibility, but if this were to change in the future, Enact may become subject to a ratings requirement in order to retain its eligibility status under PMIERs. Ratings downgrades that result in the inability of Enact to insure new mortgage loans sold to the GSEs, or the transfer by the GSEs of its existing policies to an alternative mortgage insurer, would have a material adverse effect on our business, results of operations and financial condition. See “—If Enact is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact to hold amounts of capital that are higher than planned or otherwise, Enact may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition” for additional information regarding the requirements under PMIERs. Relationships with mortgage insurance customers may be adversely affected by the ratings assigned to Genworth Holdings or our principal insurance subsidiaries which could have a material adverse effect on our business, financial condition and results of operations. EMICO, our principal U.S. mortgage insurance subsidiary, has financial strength ratings that are relatively consistent with its competitors. However, any assigned financial strength rating that is below other private mortgage insurers could hinder our competitiveness in the marketplace and could result in an adverse impact to our business. Moreover, any future downgrade in the financial strength ratings of EMICO or the announcement of a potential downgrade could have a material adverse impact on our business, results of operations and financial condition.

Defaults by counterparties to our reinsurance arrangements or to derivative instruments we use to hedge our business risks, or defaults by us on agreements we have with these counterparties, may expose us to risks we sought to mitigate, which could have a material adverse effect on our business, results of operations and financial condition.
We routinely execute reinsurance and derivative transactions with reinsurers, brokers/dealers, commercial banks, investment banks and other institutional counterparties to mitigate our risks in various circumstances and to hedge various business risks. Many of these transactions expose us to credit risk in the event of default of our counterparty or client or change in collateral value. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. We cannot be sure that our reinsurers will pay the reinsurance recoverable owed to us now or in the future or that they will pay these recoverables on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have a material adverse effect on our financial condition and results of operations. Collateral is often posted by the counterparty to offset this risk; however, we bear the risk that the collateral declines in value or otherwise is inadequate to fully compensate us in the event of a default. We also enter into a variety of derivative instruments, including options, swaps, forwards, and interest rate and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under the derivative instruments, and collateral posted, if any, is inadequate, our hedges of the related risk will be ineffective. In addition, if we trigger downgrade provisions on risk-hedging or reinsurance arrangements, the counterparties to these arrangements may be able to terminate our arrangements with them or require us to take other measures, such as post additional collateral, contribute capital or provide letters of credit. We have agreed to new terms with almost all of our counterparties concerning our collateral arrangements given our low ratings and, in most cases, agreed to post excess collateral to maintain our existing derivative agreements. Moreover, the new terms also removed the credit downgrade provisions from all of the insurance company master swap agreements and replaced them with a provision that allows the counterparty to terminate the derivative transaction if the RBC ratio of the applicable insurance company goes below a certain threshold. Although we believe this has allowed us to maintain effective hedging relationships with our counterparties, it has added additional strain on liquidity and collateral sufficiency. Furthermore, we may not be able to maintain these current arrangements in the foreseeable future or at all. If counterparties exercise their rights to terminate transactions, we may be required to make cash payments to the counterparty based on the current contract value, which would hinder our ability to manage future risks.
We ceded to UFLIC our
in-force
structured settlements block of business issued prior to 2004, certain variable annuity business issued prior to 2004 and the long-term care insurance business assumed from legal entities now a part of Brighthouse Life Insurance Company. UFLIC has established trust accounts for our benefit to secure its obligations under the reinsurance arrangements. GE is obligated to maintain UFLIC’s RBC above a specified minimum level pursuant to a Capital Maintenance Agreement. If UFLIC becomes insolvent notwithstanding this agreement, and the amounts in the trust accounts are insufficient to pay UFLIC’s obligations to us, it could have a material adverse effect on our financial condition and results of operations. The loss of material risk-hedging or reinsurance arrangements could have a material adverse effect on our financial condition and results of operations. For additional information on UFLIC reinsurance, see note 9 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”
Defaults or other events impacting the value of our fixed maturity securities portfolio may reduce our income.
We are subject to the risk that the issuers or guarantors of investment securities we own may default on principal or interest payments they owe us. As of December 31, 2023, fixed maturity securities of $46.8 billion in our investment portfolio represented 75% of our total cash, cash equivalents and invested assets. Events reducing the value of our investment portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write-downs or expected credit losses are impacted by our assessment of the financial condition of the issuer, whether or not the issuer is expected to pay its principal and interest obligations, and our expected recoveries in the event of a default or circumstances that would require us to sell securities that have declined in value.

Risks Relating to Economic and Market Conditions
Interest rates and changes in rates, including changes in monetary policy to combat inflation, could materially adversely affect our business and profitability.
Insurance Products and Investments
Our products and investment portfolio are impacted by interest rate fluctuations. We have experienced significant declines in investment valuations as a result of elevated interest rates, and we may experience further declines if credit deteriorates resulting in credit losses and/or if interest rates continue to rise. During periods of increasing interest rates, market values of lower-yielding assets will decline resulting in unrealized losses on our investment portfolio. The rise in interest rates during 2022 and 2023 had an adverse impact on our financial position, and if interest rates continue to climb, we may experience a further decline in our stockholders’ equity in future periods. Rising interest rates erode the value of our investment portfolio and reduce our unrealized investment gains. Any material reduction in unrealized gains or increase in unrealized losses on our investment portfolio or forward starting swap derivatives due to higher interest rates could impede our ability to utilize certain deferred tax assets and/or result in the need to establish higher tax valuation allowances, either of which could materially adversely impact our results of operations and financial position.
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
Our insurance and investment products, such as those included in our policyholder account balances and separate accounts, are sensitive to interest rate fluctuations and expose us to the risk that declines in interest rates or tightening credit spreads will reduce our interest rate margin or net spreads (the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we pay to policyholders and contractholders). We may reduce the interest rates we credit on most of these products only at limited, pre-established
intervals, and some contracts have guaranteed minimum interest crediting rates. As a result of historic low interest rates prior to 2022 and declines in our interest rate margin on these products, our business and profitability have been adversely impacted. During 2023, we continued to experience lower net spreads on our annuity products due to crediting rates outpacing investment returns, coupled with lower annuity account values driven by block runoff. This unfavorable trend occurred in spite of the higher interest rate environment, and if it persists, could result in further net spread compression and an adverse impact to our results of operations.
Prior to the significant rise in interest rates in 2022, sustained low interest rates adversely impacted our prior business results, reserves and profitability. For additional information, including the financial impact of annual assumption reviews, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Liability for future policy benefits.” If interest rates were to return to historic lows, our financial condition, most notably stockholders’ equity, and our results of operations and overall business could be materially adversely impacted.
In addition, our insurance reserves are sensitive to movements in interest rates as we are required under LDTI to remeasure our liability for future policy benefits and related reinsurance recoverables at the current discount rate, commonly interpreted to be a single-A
rated bond rate. This will likely result in volatility to our stockholders’ equity. For example, if the U.S. Federal Reserve reverses its monetary tightening by reducing interest rates, our insurance reserves would increase and our stockholders’ equity would decrease by amounts that could be material, which may have a material adverse effect on our financial condition. See note 2 in “Part II—Item 8—Financial Statements and Supplementary Data” for additional details on the measurement of our insurance reserves.

Enact—Mortgage Insurance
The mortgage origination market has been negatively impacted by elevated interest rates and housing affordability pressure, which could cause new insurance written by Enact Holdings to decline materially, and could thereby pressure earnings and lead to an adverse effect on our results of operations and financial condition. The U.S. housing market experienced a dramatic decline in the volume of mortgage originations in 2022 and 2023 due largely to rising interest rates, resulting in lower new insurance written at Enact Holdings. While the decrease in new insurance written was generally offset by higher persistency on Enact Holdings’ existing insured loans, the ultimate impact on Enact Holdings’ premiums and future new insurance written is difficult to predict. We could experience a future adverse impact to our results of operations if the volume of new insurance written remains suppressed for a prolonged period of time. While the terms of recent vintages of adjustable-rate mortgages (“ARMs”) have changed to limit the frequency and severity of shocks, rising interest rates can also increase the monthly mortgage payments for homeowners with insured loans that have ARMs that could have the effect of increasing default rates on ARM loans. Higher interest rates can lead to an increase in defaults, as borrowers who default will find it harder to qualify for a replacement loan. Rising interest rates can also have a negative impact on home prices, which increases our risk of loss. Home price appreciation slowed temporarily in 2022 as a result of rising interest rates but regained its upward trend in 2023 as the low supply of homes more than offset higher borrowing costs. Any significant decline in home values, either due to rising rates or otherwise, particularly if accompanied by increased unemployment in a recessionary environment, could increase delinquencies and foreclosures at Enact Holdings, which could have a material adverse effect on our business, results of operations and financial condition. See “—A deterioration in economic conditions, a severe recession or a decline in home prices, all of which could be driven by many potential factors, may adversely affect Enact Holdings’ loss experience.”
As seen prior to 2022, declining interest rates historically have increased the rate at which borrowers refinance their existing mortgages, resulting in cancellations of the mortgage insurance covering the refinanced loans. Declining interest rates have also contributed to home price appreciation, which may provide borrowers in the United States with the option of cancelling their mortgage insurance coverage earlier than we anticipated when pricing that coverage. In addition, during 2021 and 2020, as a result of the low interest rate environment, Enact Holdings experienced a decline in persistency rates. Lower persistency rates can result in reduced insurance in-force
and earned premiums, which could have a significant adverse impact on our results of operations. See “—A decrease in the volume of high loan-to-value
home mortgage originations or an increase in the volume of mortgage insurance cancellations could result in a decline in our revenue in our mortgage insurance subsidiaries.”
See “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for additional information about interest rate risk.
A deterioration in economic conditions, a severe recession or a decline in home prices, all of which could be driven by many potential factors, may adversely affect Enact Holdings’ loss experience.
Loss experience in Enact Holdings generally results from adverse economic events, such as a borrower’s reduction of income, unemployment, underemployment, divorce, illness, inability to manage credit, or a change in interest rate levels or home values, that reduce a borrower’s willingness or ability to continue to make mortgage payments. Rising unemployment rates and deterioration in economic conditions across the United States or in specific regional economies generally increase the likelihood of borrower defaults and can also adversely affect housing values, which increases our risk of loss.
Economic uncertainty persisted throughout 2023. Variability in consumer confidence due in part to elevated inflation and interest rates, along with developments related to the U.S. federal debt ceiling and geopolitical tensions, continue to create a backdrop of uncertainty in the overall macroeconomic environment. Some economists still predict a recession in 2024.
Unfavorable or uncertain economic conditions, such as those described above, could also impact home prices. A decline in home values typically makes it more difficult for borrowers to sell or refinance their homes, increasing the likelihood of a default followed by a claim if borrowers experience a job loss or other life events that reduce their incomes or increase their expenses. In addition, declines in home values may also decrease the willingness of borrowers with sufficient financial resources to make mortgage payments when their mortgage balances exceed the values of their homes. Declines in home values typically increase the severity of claims Enact Holdings may pay. A decline in home prices, whether or not in conjunction with deteriorating economic conditions, may increase the risk of loss. Generally, home prices steadily rose over the past decade, and in many geographic locations, home price appreciation outpaced borrower incomes. Home price appreciation coupled with rising interest rates and a low supply of available homes has placed pressure on housing affordability in recent years, most notably beginning in 2022. Home prices temporarily declined in late 2022 but regained an upward trend in 2023 as the low supply of homes more than offset the higher borrowing costs. Housing supply remains depressed as homeowners are reluctant to sell their house and pay significantly higher mortgage rates for a new one. We are uncertain as to whether and to what extent the higher interest rate environment will affect home values, but it is possible the housing market could experience a sharp price correction if the U.S. Federal Reserve maintains its current policy of keeping rates higher for longer to combat inflation. We could experience a higher frequency and severity of defaults on more recent book years should home values decline. Declining home values erode the value of the underlying collateral and reduce the likelihood that foreclosed homes can be sold for an amount sufficient to offset the unpaid principal and interest which may adversely impact Enact Holdings’ loss mitigation activities. Furthermore, Enact Holdings’ estimates of claims-paying resources and claim obligations are based on various assumptions, including but not limited to, the timing of receipt of claims on delinquent loans, estimates of future claims that will ultimately be received, the ultimate resolution of borrower forbearance plans, including whether loans in forbearance cure or result in a claim payment, anticipated loss mitigation activities, premiums, housing prices and unemployment rates. These assumptions are subject to inherent uncertainty and require judgment. Any of these events may have a material adverse effect on Enact Holdings which could result in a material adverse effect on our business, results of operations and financial condition.
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
Mortgage forbearance programs and any delays in foreclosure processes could cause Enact Holdings’ losses to increase as expenses accrue for longer periods or if the value of foreclosed homes further declines during such delays. If Enact Holdings experiences a higher number and/or severity of delinquencies than expected, including as a result of borrowers’ exit from forbearance programs upon reaching the maximum forbearance term, our business, results of operations and financial condition could be adversely affected.
In response to
COVID-19,
the federal government and the GSEs offered programs to support borrowers through economic hardship including mortgage payment forbearance options and foreclosure and eviction moratoriums. The pandemic initially resulted in a material increase in new defaults as borrowers failed to make timely payments on their mortgages, primarily as a result of these forbearance programs. These delinquencies have largely cured at rates favorable to Enact Holdings’ initial expectations; however, there is still uncertainty as to the timing and ultimate severity of the
COVID-19
delinquencies that remain. Though the ability to take advantage of
COVID-19-specific
forbearance for new delinquencies ended in 2023, Enact Holdings has seen limited claims emerge from this population of loans. Further, in March 2023, the GSEs announced new loss mitigation programs that would allow six-month
payment deferrals for borrowers facing financial hardship, including hardship unrelated to
COVID-19.
As a result of the continued availability of forbearance and lack of foreclosure experience, the impact this will have on our business, results of operations and financial condition remains uncertain. If Enact Holdings experiences an increase in claim severity resulting in claim amounts that are higher than expected, it would adversely affect Enact Holdings and consequently our financial position and results of operations.

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
The continued sustainability of our long-term care insurance business, as well as that of GLIC and GLICNY, is based on our ability to obtain significant premium rate increases and associated benefit reductions on our in-force
long-term care insurance products.
Although the terms of our long-term care insurance policies permit us to increase premiums under certain circumstances during the premium-paying period, these increases generally require regulatory approval, which can often take a long time to obtain and may not be obtained in all relevant jurisdictions or for the full amounts requested. In addition, some states have adopted or are considering adopting laws that would further limit increases in long-term care insurance premium rates beyond the statutes and regulations previously adopted in certain states, which would adversely impact our ability to achieve anticipated rate increases. Furthermore, some states have refused to approve actuarially justified rate actions or have required that approved rate actions be phased in over an extended period of time.
Regulators may be unwilling to approve premium rates we seek to charge. We cannot predict how regulators may react to any in-force
rate increases, nor can we predict if regulators will approve requested in-force
rate increases.
We will not be able to realize our future premium rate increases and associated benefit reductions in the future if we cannot obtain the required regulatory approvals. In this event, we would have to increase our long-term care insurance reserves by amounts that would likely be material and would result in a material adverse impact to earnings. Moreover, we may not be able to sufficiently mitigate the impact of unexpected adverse experience through premium rate increases and associated benefit reductions. Given the claims history in our long-term care insurance business and its related pressure to reserve levels and earnings, and the expectation that claims will continue to rise due to the aging of the block and from higher incidence and severity, among other factors, our results of operations, capital levels, RBC and financial condition would be materially adversely affected absent future premium rate increases and associated benefit reductions.
We cannot predict how our policyholders may react to any
in-force
rate increases. In certain circumstances, our policyholders have brought legal action against us due to alleged misleading and inadequate disclosures regarding premium rate increases. See “—Litigation and regulatory investigations or other actions are common in the insurance business and may result in financial losses and harm our reputation” and note 25 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

Our insurance businesses are extensively regulated and changes in regulation may reduce our profitability and limit our growth.
Our insurance operations are subject to a wide variety of laws and regulations and are extensively regulated. State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. Our international operations, predominantly located in Mexico as well as a new subsidiary of Enact Holdings domiciled in Bermuda, are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled. Failure to comply with applicable regulations or to obtain or maintain appropriate authorizations or exemptions under any applicable laws could result in restrictions on our ability to do business or engage in activities regulated in one or more jurisdictions in which we operate and could subject us to fines and other sanctions which could have a material adverse effect on our business. In addition, the nature and extent of regulation of our activities in applicable jurisdictions could materially change causing a material adverse effect on our business. Although future regulatory changes are unknown, we expect our regulators to continue to pursue new regulation in the areas of environmental, social and corporate governance, as well as cybersecurity and artificial intelligence.
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

•
regulating discrimination in pricing, coverage terms and other insurance practices, as well as unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

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
State insurance regulators and the NAIC regularly
re-examine
existing laws and regulations, specifically focusing on modifications to SAP, interpretations of existing laws and the development of new laws and regulations applicable to insurance companies and their products. Any adopted future legislation or NAIC regulations may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased statutory capital and reserve requirements. Further, because laws and regulations can be complex and sometimes inexact, there is also a risk that any particular regulator’s or enforcement authority’s interpretation of a legal, accounting or reserving issue may change over time to our detriment or expose us to different or additional regulatory risks. The application of these regulations and guidelines by insurers involves interpretations and judgments that may differ from those of state insurance departments. Such differences of opinion may result in regulatory, tax or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase levels of statutory capital and reserves or incur higher operating costs and/or have implications on certain tax positions.
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
In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force
long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, product administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance subsidiaries, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of RESPA or related state anti-inducement laws, mortgage insurance policy rescissions and curtailments, and breaching fiduciary or other duties to customers, including but not limited to cybersecurity breaches of customer information. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We may also have disputes with reinsurance partners relating to the parties’ rights and obligations under reinsurance treaties and/or related administration agreements. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. Plaintiffs in class action and other lawsuits against us, as well as regulators, may seek very large or indeterminate amounts, which may remain unknown for substantial periods of time.
We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships, including claims under the Employee Retirement Income Security Act of 1974, and we are also subject to shareholder putative class action lawsuits alleging securities law violations.
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
For a further discussion of certain current investigations and proceedings in which we are involved, see note 25 in “Part II—Item 8—Financial Statements and Supplementary Data.” These investigations and proceedings could have a material adverse effect on our liquidity, business, financial condition or results of operations. It is also possible that we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. In addition, increased regulatory scrutiny and any resulting investigations or legal proceedings could result in new legal precedents and industry-wide regulations or practices that could materially adversely affect our business, financial condition and results of operations.
An adverse change in the regulatory requirements on our U.S. life insurance subsidiaries, including risk-based capital requirements, could have a material adverse impact on our business, results of operations and financial condition.
Our U.S. life insurance subsidiaries are subject to the NAIC’s RBC standards and other minimum statutory capital and surplus requirements imposed under the laws of their respective states of domicile. The failure of our insurance subsidiaries to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance subsidiaries to further examination or corrective action imposed by state insurance regulators, including limitations on their ability to write additional business, or the addition of state regulatory supervision, rehabilitation, seizure or liquidation. As of December 31, 2023, the RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action in their respective domiciliary state. However, we continue to face challenges in our principal life insurance subsidiaries, particularly those subsidiaries that rely heavily on in-force
rate actions as a source of earnings and capital. We may see variability in statutory results and a decline in the RBC ratios of these subsidiaries given the time lag between the approval of in-force
rate actions versus when the benefits from the
in-force
rate actions (including increased premiums and associated benefit reductions) are fully realized in our financial results. Additionally, the RBC ratio of our U.S. life insurance subsidiaries would be negatively impacted by future increases in our statutory reserves, including results of Actuarial Guideline 38, cash flow testing and assumption reviews, particularly in our long-term care and life insurance products.
An adverse change in our U.S. life insurance subsidiaries’ RBC or our ability to meet other minimum regulatory requirements could cause rating agencies to downgrade the financial strength ratings of our insurance subsidiaries and the credit ratings of Genworth Holdings, which could have an adverse impact on our ability to execute our strategic priorities, including stabilizing the legacy long-term care insurance in-force
block and advancing CareScout’s new lines of business or new products and services, and would further restrict our ability to retain and write new business. Furthermore, it may cause regulators to take regulatory or supervisory actions with respect to our U.S. life insurance subsidiaries, thereby limiting the financial flexibility of our holding company, all of which could have a material adverse effect on our results of operations, financial condition and business.
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
Effective February 16, 2021, the FHFA enacted the Enterprise Capital Framework, which imposes a capital framework on the GSEs, including risk-based and leverage capital requirements and capital buffers in excess of regulatory minimums that can be drawn down in periods of financial stress. However, the GSEs will not be subject to any requirement under the Enterprise Capital Framework until (i) the date of termination of the conservatorship of a GSE or (ii) any later compliance date provided in a consent order or other transition order applicable to such GSE. The Enterprise Capital Framework significantly increases capital requirements and reduces capital credit on credit risk transfer transactions as compared to the previous framework. This rule could accelerate the recent diversification of the GSEs’ risk transfer programs to encompass a broader array of instruments beyond private mortgage insurance, which could adversely impact Enact Holdings and our business. Likewise, legislation or regulation that changes the role of the GSEs, ends the GSEs’ conservatorship or increases the number of people eligible for FHA or VA mortgages could have a material adverse effect on Enact Holdings and limit its ability to compete with the FHA or VA thereby adversely impacting our business.
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
The adoption of any GSE reform, whether through legislation or administrative action, could impact the current role of private mortgage insurance as a credit enhancement, including its reduction or elimination, which would have an adverse effect on our business, revenue, results of operations and financial condition. As a result, it is uncertain what role private capital, including mortgage insurance, will play in the U.S. residential housing finance system in the future or the impact any such changes could have on our business. Passage and timing of any comprehensive GSE reform or incremental change (legislative or administrative) is uncertain, making the actual impact on Enact Holdings and the private mortgage insurance industry difficult to predict. Any such changes that occur could have a significant impact on our business, results of operations and financial condition.
The FHFA has set goals for the GSEs to transfer significant portions of the GSEs’ mortgage credit risk to the private sector. This mandate builds upon the goal established by the GSEs to increase the role of private capital through experimenting with different forms of transactions and structures. Enact Holdings participates in credit risk transfer programs developed by Fannie Mae and Freddie Mac. The GSEs have in the past piloted and may in the future attempt to launch alternative products or transactions. To the extent these credit risk products evolve in a manner that displaces primary mortgage insurance coverage, the amount of insurance Enact Holdings writes may be reduced. It is difficult to predict the impact of alternative credit risk transfer products that are developed to meet the goals established by the FHFA.
Fannie Mae and Freddie Mac also possess substantial market power, which enables them to influence Enact Holdings and the mortgage insurance industry in general. Although Enact Holdings actively monitors and develops its relationship with Fannie Mae and Freddie Mac, a deterioration in any of these relationships, or the loss of business or opportunities for new business, could have a material adverse effect on our business, financial condition and results of operations.
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
In furtherance of Fannie Mae and Freddie Mac’s respective charter requirements, each GSE adopted PMIERs effective December 31, 2015. The GSEs have in the past and may in the future amend or waive PMIERs at their discretion or impose additional conditions or restrictions, and the GSEs have broad discretion to interpret PMIERs, any of which could impact the calculation of Available Assets and/or Minimum Required Assets or require an increase in assets held to remain compliant. For a discussion of PMIERs requirements and recent amendments to PMIERs, see “Regulation—Enact—Mortgage Insurance Regulation—Other U.S. Regulation and Agency Qualification Requirements.”
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
Enact Holdings’ assessment of PMIERs compliance is based on a number of factors, including its understanding of the GSEs’ interpretation of the PMIERs financial requirements. Although we believe Enact Holdings has sufficient capital as required under PMIERs and it remains an approved insurer, it is possible these conditions may not continue. In addition, Enact Holdings may not continue to meet the conditions contained in the GSE letters granting PMIERs credit for reinsurance and other credit risk transfer transactions including, but not limited to, its ability to remain below a statutory risk-to-capital
ratio of 18:1. The GSEs also reserve the right to
re-evaluate
the credit for reinsurance and other credit risk transfer transactions available under PMIERs. If Enact is unable to continue to meet the requirements mandated by PMIERs or the GSEs, whether because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact to hold amounts of capital that are higher than planned or otherwise, Enact may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.
Additionally, compliance with PMIERs requires Enact Holdings to seek the GSEs’ prior approval before taking many actions, including implementing certain new products or services or entering into intercompany agreements among others. PMIERs’ approval requirements could prohibit, materially modify or delay Enact Holdings’ intended course of action. Further, the GSEs may modify or change their interpretation of terms they require Enact Holdings to include in its mortgage insurance coverage for loans purchased by the GSEs, requiring Enact Holdings to modify its terms of coverage or operational procedures to remain an approved insurer, and such changes could have a material adverse impact on our financial position and operating results. It is possible the GSEs could, at their own discretion, require additional limitations and/or conditions on Enact Holdings’ activities and practices that are not currently in PMIERs in order for Enact Holdings to remain an approved insurer. Additional requirements or conditions imposed by the GSEs could limit Enact Holdings’ operating flexibility and the areas in which it may write new business. Any of these events would have a material adverse effect on our business, results of operations and financial condition.
Enact Holdings’ U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements, which if not met or waived, would result in restrictions or prohibitions on them doing business and could have a material adverse impact on our business, financial condition and results of operations.
In addition to PMIERs, mortgage insurers are required by certain states and other regulators to maintain a minimum amount of statutory capital relative to their level of risk in-force.
While formulations of minimum capital vary in certain states, the most common measure applied allows for a maximum permitted risk-to-capital
ratio of 25:1. If one of Enact Holdings’ U.S. mortgage insurance subsidiaries that is writing business in a particular state fails to maintain that state’s required minimum capital level, it would generally be required to immediately stop writing new business in the state until the insurer re-establishes
the required level of capital or receives a waiver of the requirement from the state’s insurance regulator, or until it establishes an alternative source of underwriting capacity acceptable to the regulator. If Enact Holdings’ insurance subsidiaries exceed required risk-to-capital
levels in the future, Enact Holdings and Genworth Financial would seek required regulatory and GSE forbearance and approvals or seek approval for the utilization of alternative insurance vehicles. However, such forbearance and approvals may not be obtained or may be obtained on unfavorable terms.
In August 2023, the NAIC adopted amendments to the MGI Model Act and is in the process of making corresponding revisions to the Statement of Statutory Accounting Principles No. 58—Mortgage Guaranty Insurance. The revisions to the MGI Model Act are extensive, including with respect to risk concentration limits, capital and reserve requirements, reinsurance, underwriting practices and quality assurance. At this time, we cannot predict which states, if any, will adopt the amended MGI Model Act or any of its specific provisions, the effect changes will have on the mortgage guaranty insurance market generally, or on our business specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations and financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, results of operations and financial condition.
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
Federal and state regulations affect the scope of competitor operations, which influences the size of the mortgage insurance market and the intensity of the competition. This competition includes not only other private mortgage insurers, but also U.S. federal and state governmental and quasi-governmental agencies, principally the FHA and the VA, which are governed by federal regulations. Increases in the maximum loan amount that the FHA can insure, and reductions in the mortgage insurance premiums the FHA charges, such as the reduction implemented in 2023, can reduce the demand for private mortgage insurance. Decreases in the maximum loan amounts or maximum loan-to-value
ratio of loans the GSEs will purchase or guarantee or increases in GSE fees can also reduce demand for private mortgage insurance. Legislative, regulatory or administrative changes could cause demand for private mortgage insurance to decrease.
Enact Holdings and its U.S. mortgage insurance subsidiaries, as credit enhancement providers in the residential mortgage lending industry, are also subject to compliance with various federal and state consumer protection and insurance laws, including RESPA, the ECOA, the Fair Housing Act, the Dodd-Frank Act (including the adoption of the QM Rule), HOPA, the FCRA and the Fair Debt Collection Practices Act, among others. These laws prohibit payments for referrals of settlement service business, providing services to lenders for no or reduced fees, or payments for services not actually performed; require cancellation of insurance and refund of unearned premiums under certain circumstances; and govern the circumstances under which companies may obtain and use consumer credit information. Changes in these laws or regulations, changes in the appropriate regulator’s interpretation of these laws or regulations or heightened enforcement activity could materially adversely affect the operations and profitability of Enact Holdings.
Basel Framework
Following the financial crisis of 2008, the Basel Committee on Banking Supervision issued Basel III that established RBC and leverage capital requirements for most U.S. banking organizations (although banking organizations with less than $10.0 billion in total assets may now choose to comply with an alternative community bank leverage ratio framework established by the Federal Banking Agencies in 2019). In 2013, the U.S. federal banking regulators confirmed the role of mortgage insurance as a component of prudential bank regulation for high loan-to-value mortgages. More recently, in July 2023, the U.S. Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency proposed for comment the Basel III Endgame rule. Under the proposed rule, commercial banks with total assets greater than $100.0 billion would no longer receive the 50% capital relief for high loan-to-value
portfolio loans with mortgage insurance. If adopted as proposed, this rule could decrease the demand for mortgage insurance. The federal banking regulators are currently in the review process and it remains unclear whether there will be changes to the final rule ahead of its planned implementation in 2025.
Our U.S. life insurance subsidiaries may not be able to continue to mitigate the impact of Regulations XXX or AXXX and, therefore, they may incur higher operating costs that could have a material adverse effect on our business, financial condition and results of operations.
We have increased term and universal life insurance statutory reserves in response to Regulations XXX and AXXX and have taken steps to mitigate the impact these regulations have had on our business, including increasing premium rates and implementing reserve funding structures. One way that we and other insurance companies have mitigated the impact of these regulations is through captive reinsurance companies. If we were to discontinue our use of captive life reinsurance subsidiaries to finance statutory reserves in response to regulatory changes on a prospective basis, the reasonably likely impact would be increased costs related to alternative financing, such as third-party reinsurance, which would adversely impact our consolidated results of operations and financial condition. In addition, we cannot be certain that affordable alternative financing would be available.
While we are no longer writing new life insurance business, we may not be able to continue to implement actions to mitigate the impacts of Regulations XXX or AXXX on our in-force
term and universal life insurance products which are not currently part of reserve funding structures, or which may be part of existing reserve arrangements and need refinancing.
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
Our success is largely dependent on our ability to retain, attract and motivate qualified employees and senior management. We face intense competition in our industry for key employees with demonstrated ability, including actuarial, finance, legal, investment, risk, compliance and other professional skills. Our ability to retain, attract and motivate experienced and qualified employees and senior management has been more challenging in light of our previous financial difficulties, announcements concerning expense reductions and from the demands being placed on our employees, as well as recruitment challenges due to the ongoing labor shortage and low labor participation rate. In addition, our ability to attract, recruit, retain and motivate current and prospective employees may be adversely impacted due to uncertainty and/or the Company changing its strategic direction. Furthermore, should work arrangements, such as remote work environments, become more flexible and commonplace, our ability to compete for qualified employees could be further challenged. A remote work environment has expanded competition among employers, which has likely exacerbated the battle for talent in an already tight labor market. We cannot be sure we will be able to attract, retain and motivate the desired workforce, and our failure to do so could have a material adverse effect on our results of operations, financial condition and business operations. In addition, we may not be able to meet regulatory requirements relating to required expertise in various professional positions.
Managing key employee succession and retention is also critical to our success. We would be adversely affected if we fail to adequately plan for the succession of our senior management and other key employees. While we have succession plans and long-term compensation plans, including retention programs, designed to retain our employees, our succession plans may not operate effectively, and our compensation plans cannot guarantee that the services of these employees will continue to be available to us.
Enact Holdings’ reliance on key customers or distribution relationships could cause a loss of significant sales if one or more of those relationships terminate or are reduced.
Our businesses depend on our relationships with our customers, and in particular, our relationships with our largest lending customers in Enact Holdings. Customers place private mortgage insurance provided by Enact Holdings directly on loans that they originate and indirectly through purchases of loans that already have mortgage insurance coverage provided by Enact Holdings. Customer relationships may influence the amount of business written with Enact Holdings and the customers’ willingness to continue to approve Enact Holdings as a mortgage insurance provider for loans that they purchase. In 2023, Enact Holdings’ largest customer accounted for 19% of its total new insurance written and 10% of its total revenues. Its top five customers generated 33% of its new insurance written in 2023. An inability to maintain a relationship with one or more of these customers could have an adverse effect on the amount of new business Enact Holdings is able to write and consequently, our financial condition and results of operations. Enact Holdings’ ability to maintain business relationships and business volumes with its largest lending customers remains critical to the success of our business.
In addition, customer concentration may adversely affect our financial condition if a significant customer chooses to increase its use of other mortgage insurers, merges with a competitor or exits the mortgage finance business, chooses alternatives to mortgage insurance or experiences a decrease in its business. We cannot be certain that any loss of business from significant customers, or any single lender, would be replaced by other customers, existing or new. As a result of current market conditions and increased regulatory requirements, Enact Holdings’ lending customers may decide to write business only with a limited number of mortgage insurers or only with certain mortgage insurers based on their views of an insurer’s pricing, service levels, underwriting guidelines, loss mitigation practices, financial strength, ratings, mechanisms of credit enhancements or other factors.
Our businesses could be adversely impacted from deficiencies in our disclosure controls and procedures or internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting, including incremental controls added to implement LDTI, may not prevent all errors, misstatements or misrepresentations. While management continually reviews the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Any material weaknesses in internal control over financial reporting, such as those we have reported in the past, or any other failure to maintain effective disclosure controls and procedures could result in material errors or restatements in our historical financial statements or untimely filings, which could cause investors to lose confidence in our reported financial information, that would result in a material adverse impact on our business and financial condition.

Our computer systems and those of our third-party service providers have in the past and may in the future fail or be compromised, including through cybersecurity breaches; we may experience issues from new and complex information technology methodologies such as artificial intelligence; and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, any of which could damage our reputation, impair our ability to conduct business effectively, result in enforcement action or litigation, and materially adversely affect our business, financial condition and results of operations.
Our business is highly dependent upon the effective operation of our computer systems. We also have arrangements in place with our partners and other third-party service providers through which we share and receive information. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We have implemented and maintain what we believe to be reasonable security controls and back-up
measures, but despite this, our computer systems and those of our partners and third-party service providers have been, and may be in the future, vulnerable to physical or electronic intrusions, computer malware, malicious code or other attacks, system failures, programming errors, employee and third-party errors or wrongdoing, and similar disruption or adverse outcomes. The failure of these systems for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, financial condition or results of operations.
Technology continues to expand and plays an ever-increasing role in our business. While it is our goal to safeguard information assets from physical theft and cybersecurity threats, our information security measures may not detect, and protect information assets from, or fully mitigate, these ever-increasing risks. Information assets include both information itself in the form of computer data, written materials, knowledge and supporting processes, and the information technology systems, networks, other electronic devices and storage media used to store, process, retrieve and transmit that information. As more information is used and shared by our employees, customers and suppliers, both within and outside our company, cybersecurity threats become expansive in nature. Additionally, cybersecurity threats have continued to grow in sophistication, in part through the deployment of artificial intelligence technologies. The confidentiality, integrity, security and availability of information are essential to maintaining our reputation and ability to conduct our operations. Although we have implemented controls and continue to train our employees, a cybersecurity event could still occur which would cause damage to our reputation with our customers, distributors and other stakeholders, could have a material adverse effect on our business, financial condition or results of operations, or expose us to litigation or other enforcement actions.
For example, during the second quarter of 2023, we were notified by PBI Research Services (“PBI”), a third-party vendor, that PBI was subject to the widely reported security events involving the MOVEit file transfer system, which PBI uses in the performance of its services (the “MOVEit Cybersecurity Incident”). The MOVEit Cybersecurity Incident resulted in the unauthorized acquisition of data by a third party from PBI as well as several organizations and governmental agencies. After being notified of the security event, we, together with PBI, promptly launched an investigation to determine to whether and to what extent personal information had been unlawfully accessed. Approximately 2.5 to 2.7 million of our policyholders’ or other customers’ personal information, including social security numbers, was exposed to and obtained by the threat actor as a result of the MOVEit Cybersecurity Incident. We do not currently believe this incident will have a material adverse effect on our business, results of operations or financial condition. However, there could be a material adverse effect in the future, especially if the amount of insurance coverage we maintain is not sufficient to cover claims or liabilities relating to this or a future incident.
We retain confidential information in our computer systems, and we rely on commercial technologies to maintain the security of those systems, including computers or mobile devices. Anyone who is able to circumvent our security measures and penetrate our computer systems or misuse authorized access could access, view, misappropriate, alter, delete or disclose any information in the systems, including personal information, personal health information and proprietary business information. Our employees, distribution partners and other vendors use portable computers or mobile devices which may contain similar information to that in our computer systems, and these devices have been and can be lost, stolen or damaged, and therefore subject to the same risks as our other computer systems. In addition, an increasing number of states and foreign countries require that affected parties be notified or other actions be taken (which could involve significant costs to us) if a security breach results in the unlawful disclosure of personal information. We have experienced occasional, actual or attempted breaches of our cybersecurity, although to date, none of these breaches has had a material effect on our business, operations or reputation. Any compromise of the security of our computer systems or those of our partners and third-party service providers that results in the unauthorized disclosure of customer personal information, like the one involving PBI and MOVEit discussed above, could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses.
Cybersecurity, data privacy and artificial intelligence risks and uncertainties have come under increased scrutiny in recent years, with various countries, government agencies and insurance regulators introducing and/or passing legislation in an attempt to safeguard personal information from escalating cybersecurity threats and other unknown risks and uncertainties. For additional details, see “Regulation—Other Laws and Regulations—Privacy and cybersecurity.” We have implemented internal policies, practices and controls designed to comply with applicable data privacy and security laws. Failure, by us or any third-party on which we rely, to comply with these laws, regulations and rules may result in enforcement action, litigation, monetary fines, or other penalties, which could have a material adverse effect on our business, financial condition, and reputation. For additional details on our cybersecurity risk management, strategy and governance, see “Item 1C—Cybersecurity.”
In addition, unanticipated problems with, or failures of, our disaster recovery systems and business continuity plans could have a material adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those problems affect our information technology systems and destroy, lose or otherwise compromise the integrity or availability of valuable data. Furthermore, in the event that a significant number of our employees were unavailable in the event of a disaster or a pandemic, our ability to effectively conduct business could be severely compromised. The failure of our disaster recovery systems and business continuity plans could adversely impact our profitability and our business.
We rely upon third-party vendors who may be unable or unwilling to meet their obligations to us.
We rely on third-party vendors to efficiently execute
in-house
processes and other outsourcing arrangements, as well as to provide unique or cost-efficient products or services. We rely on the controls and risk management processes of these third parties. While we have certain contractual protections and perform third-party vendor due diligence procedures, it is possible that third-party vendors may not provide accurate and complete information to us, maintain adequate internal controls, meet their obligations on a timely basis and adhere to the provisions of our agreements. If any third-party provider (or such third-party’s supplier, vendor or subcontractor) experiences any deficiency in internal controls, determines that its practices and procedures used in providing services to us (including administering any of our policies) require review, or it otherwise fails to provide services to us in accordance with appropriate standards, we could incur expenses and experience other adverse effects as a result. Additionally, if a third-party vendor is unable to source and maintain a capable workforce or supply us with contractors during times of peak volume, then we may be unable to satisfy our customer obligations and/or regulatory reporting requirements. In addition, some third-party vendors may provide unique services and the loss of those services may be difficult to replace and/or the cost to receive the third-party services may be significant, including conversion costs to establish the appropriate technology infrastructure. Any of the above scenarios could lead to reputational damage and/or an adverse financial impact, including the imposition of penalties or being subject to litigation costs.

Insurance and Product-Related Risks
Enact Holdings may be unable to maintain or increase capital in its mortgage insurance subsidiaries in a timely manner, on anticipated terms or at all, including through improved business performance, reinsurance or similar transactions, securities offerings or otherwise, in each case as and when required.
Enact Holdings may require incremental capital to support its growth, meet regulatory or GSE capital requirements, comply with rating agency criteria to maintain ratings, repay its debt due in 2025, operate and meet unexpected cash flow obligations. Our ability to support the capital needs of Enact Holdings is limited. Accordingly, we are largely reliant on Enact Holdings to support its own capital needs. Furthermore, our current plans do not include any additional minority sales resulting in Genworth owning less than 80% of Enact Holdings, and accordingly, Enact Holdings’ ability to raise additional capital by issuing its stock to third parties is limited. Enact Holdings’ inability to fund or raise the capital required in the anticipated timeframes and on the anticipated terms could cause a reduction in its business levels or subject it to a variety of regulatory actions, which would have a material adverse impact on our business, results of operations and financial condition. Specifically, as Enact Holdings’ outstanding debt matures, Enact Holdings may face challenges in refinancing or extending the debt on favorable terms. Unfavorable market conditions, changes in Enact Holdings’ financial position or changes to its ratings could limit its ability to refinance the debt, potentially impacting our liquidity.
In addition, the implementation of any further credit risk transfer transactions or other transactions with third parties to provide additional capital depends on a number of factors, including but not limited to, market conditions, necessary third-party approvals (including approval by regulators and the GSEs) and other factors which are outside Enact Holdings’ control. Therefore, Enact Holdings may not be able to successfully implement these actions on the anticipated timetable and terms, or at all. Even if Enact Holdings is able to successfully implement these actions, it may not be able to achieve the anticipated benefits from the actions.
Reinsurance may not be available, affordable or adequate to protect us against losses.
As part of our overall risk and capital management strategy, we purchase reinsurance from external reinsurers, use credit risk transfer transactions and provide internal reinsurance support for certain risks underwritten by our various business segments. These reinsurance arrangements and credit risk transfer transactions are intended to enable our businesses to transfer risks in exchange for some of the associated economic benefits and, as a result, improve our statutory capital position, manage risk to within our tolerance level and improve the PMIERs position of Enact Holdings. The availability and cost of reinsurance protection are impacted by our operating and financial performance, including ratings, as well as conditions beyond our control, including changes in regulation. For example, our U.S. life insurance subsidiaries’ low financial strength ratings may reduce the availability of certain types of reinsurance and have made it more costly when it is available, as reinsurers have been less willing to take on credit risk in the volatile market. Accordingly, we may continue to be forced into incurring additional expenses for reinsurance and/or we may not be able to obtain new reinsurance or renew existing reinsurance arrangements on acceptable terms, or at all, which could increase our risk and adversely affect our ability to obtain statutory capital credit for new reinsurance or could require us to make capital contributions to maintain regulatory capital requirements. Moreover, absent the availability and affordability to enter into new credit risk transfer transactions, the ability of Enact Holdings to obtain PMIERs or statutory credit for new transactions would be adversely impacted. See “—If Enact is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact to hold amounts of capital that are higher than planned or otherwise, Enact may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
We also manage risk and capital allocated to our long-term care insurance business through utilization of external reinsurance in the form of coinsurance. Our U.S. life insurance subsidiaries have executed external reinsurance agreements to reinsure sales of some of their older blocks of long-term care insurance products (10% of new business issued from 2003 to 2008; 20% to 30% of new business issued from 2009 to 2011; and 40% of new business issued from 2011 to early 2013). We also have external reinsurance on some older blocks of business which includes a treaty on a yearly renewable term basis on business that was written between 1998 and 2003. This yearly renewable term reinsurance provides coverage for claims on those policies for 15 years after the policy was written. After 15 years, reinsurance coverage ends for policies not on claim, while reinsurance coverage continues for policies on claim until the claim ends. The
15-year
coverage on the policies written in 2003 expired in 2018; therefore, any new claims will not have reinsurance coverage under this treaty. Since 2013, we have seen, and may continue to see, an increase in our benefit costs as policies with reinsurance coverage exhaust their benefits or terminate and policies which are not covered by reinsurance go on claim. Over time, affordable or any reinsurance may not continue to be available.
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

•	changes in mortgage insurance cancellation requirements or procedures of the GSEs or under applicable law.
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
Enact Holdings experienced elevated persistency in 2023 and 2022 primarily as a result of the rising interest rate environment in response to inflationary pressures. A decrease in persistency generally would reduce the amount of Enact Holdings’ insurance in-force
and could have a material adverse effect on our financial condition and results of operations. Conversely, higher persistency on certain higher-risk products could have a material adverse effect if claims generated by such products remain elevated or increase.
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
The degree to which lenders or borrowers may select these alternatives now, or in the future, is difficult to predict. The performance and resiliency of the private mortgage insurance industry could impact the perception of the industry and private mortgage insurance execution as the primary choice of first-loss credit protection, which could influence the popularity of alternative forms of mortgage insurance in the future. As one or more of the alternatives described above, or new alternatives that enter the market, are chosen over private mortgage insurance, Enact Holdings’ revenue could be adversely impacted. The loss of business in general or the specific loss of more profitable business in Enact Holdings could have a material adverse effect on our results of operations and financial condition.
Additionally, Enact Holdings competes with the FHA and the VA, as well as certain local-and state-level housing finance agencies. Separately, the government-owned and government-sponsored enterprises, including Fannie Mae and Freddie Mac, compete with Enact Holdings through certain of their risk-sharing insurance programs. Those competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In addition, those governmental enterprises typically do not have the same capital requirements or cost of capital that Enact Holdings and other mortgage insurance companies have and therefore may have financial flexibility in their pricing and capacity that could put Enact Holdings at a competitive disadvantage. In the event that a government-owned or sponsored entity decides to change prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit or risk management motive, Enact Holdings may be unable to compete effectively, which could have a material adverse effect on our business, financial condition and results of operations.
Enact Holdings’ delegated underwriting program may subject its mortgage insurance subsidiaries to unanticipated claims.
Certain of Enact Holdings’ customers commit Enact Holdings to insure loans that use its pre-established
guidelines under delegated underwriting authority. Delegated underwriting represented approximately 70% and 71% of Enact Holdings’ total new insurance written by loan count for the years ended December 31, 2023 and 2022, respectively. Once a customer is accepted into Enact Holdings’ delegated underwriting program, a loan originated by that customer is generally insured without validating the accuracy of the data submitted, investigating for fraud or reviewing to ensure the customer followed the pre-established
guidelines for delegated underwriting. Under this program, it is possible a customer could commit Enact Holdings to insure a material number of loans that would fail Enact Holdings’
pre-established
guidelines for delegated underwriting but pass its model, among other criteria, before Enact Holdings discovers the problem and terminates the customer’s delegated underwriting authority. Although coverage on such loans may be rescindable or otherwise limited under the terms of Enact Holdings’ master policies, the burden of establishing the right to rescind or deny coverage lies with the insurer. To the extent that Enact Holdings’ customers exceed their delegated underwriting authorities, our business, results of operations and financial condition could be materially adversely affected.
Medical advances, such as genetic research and diagnostic imaging, emerging new technology, including artificial intelligence and related legislation, could materially adversely affect the financial performance of our life insurance, long-term care insurance and annuity businesses.
Genetic testing research and discovery is advancing at a rapid pace. In addition, future reliance on new artificial intelligence methodologies may drastically change medical research and science. Though some of this medical research is focused on identifying the genes associated with rare diseases, much of the research is focused on identifying the genes associated with an increased risk of various common diseases such as diabetes, heart disease, cancer and Alzheimer’s disease. Diagnostic testing utilizing various blood panels or imaging techniques, including the use of artificial intelligence, may allow clinicians to detect similar diseases during an earlier treatment phase and prescribe more acute medicine or treatments. We believe that if an individual learns through such testing that they are predisposed to a condition that may reduce their life expectancy or increase their chances of requiring long-term care, they potentially will be more likely to purchase life and long-term care insurance policies or avoid lapsing their existing policy. In contrast, if an individual learns that they lack the genetic predisposition to develop the conditions that reduce longevity or require long-term care, they potentially will be less likely to purchase life and long-term care insurance products or allow their life and long-term care insurance policies to lapse but would be more likely to purchase certain annuity products.
Being able to access and use the medical information (including the results of genetic research, diagnostic testing and artificial intelligence methodologies) known to our prospective policyholders is important to ensure that an underwriting risk assessment matches the anticipated risk priced into our life and long-term care insurance products, as well as our annuity products. Currently, there are some state level restrictions related to an insurer’s access and use of genetic information, and periodically new genetic testing legislation is being introduced. However, further restrictions on the access and use of such medical information could create a mismatch between an assessed risk and the product pricing. Such a mismatch has the potential to increase product pricing causing a decrease in sales to lower risk individuals resulting in higher risk individuals becoming the more likely buyer. In addition, it is possible that regulators may enforce anti-discrimination provisions even when medical information is available that indicates a purchaser is at higher risk. The net result of this could cause a deterioration in the risk profile of our portfolio which could lead to payments to our policyholders and contractholders that are materially higher than anticipated. Any of these events could materially adversely affect our business, results of operations and financial condition.
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
Other Emerging Risks
Other emerging risks, such as the occurrence of natural or
man-made
disasters, including geopolitical tensions and war; a public health emergency, including pandemics; climate change; or unknown risks and uncertainties associated with artificial intelligence could materially adversely affect our business, financial condition and results of operations.
We are exposed to various risks arising out of natural disasters, including fires, earthquakes, hurricanes, floods and tornadoes, many of which could be exacerbated by climate change. Increasing geopolitical tensions and war (including the Russian invasion of Ukraine and the Israel-Hamas conflict) could impact the economic environment and reduce available resources or increase costs due to supply chain impacts, including restricting oil supply and/or increasing the price of oil. The risk of a public health emergency, including from a pandemic, exposes us to risks similar to those experienced during
COVID-19.
A future natural or
man-made
disaster could disrupt our computer systems and our ability to conduct or process business, as well as lead to unexpected changes in mortgage borrower, policyholder and contractholder behavior. We are also exposed to the continued threat of terrorism, military actions and other man-made
disasters, which may cause significant volatility in global financial markets and could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas, as well as an adverse effect on home prices in those areas, which could result in increased loss experience in our mortgage insurance subsidiaries. Disasters or a public health emergency, including a pandemic, could also disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.
Our inability to anticipate and leverage new technology developments, such as artificial intelligence, could adversely affect the future success of our business. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our investments in these capabilities may not deliver the benefits anticipated or perform as expected. Poor implementation of new technologies, including artificial intelligence, by us or our third-party service providers, could subject us to additional risks we cannot adequately mitigate, which could have a material adverse impact to our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments
We have no unresolved comments from the staff of the SEC.

Item 1C.	Cybersecurity
We have identified information technology and cybersecurity risk as some of the most significant risk types to our business. Related to these identified risk types, we have classified our top risks and report these risks to both senior management and the risk committee of Genworth Financial’s Board of Directors. For additional information regarding the risks associated with these matters, see “Item 1A—Risk Factors.”
Risk Management
Genworth’s risk management framework recognizes the significant operational risk, including risk of losses, from cyber incidents and the importance of a strong cybersecurity program for effective risk management. As part of our risk management, we have implemented a Data Security and Cybersecurity Program (the “DSCP”) which sets policy expectations, ensures broad coverage over information technology risks, integrates the Information Security and Information Technology Risk Management Framework into our broader risk management systems, establishes clear roles and governance, and aligns control expectations to the National Institute of Standards and Technology (“NIST”). Under the DSCP, we have processes for identifying, assessing and managing technology and cybersecurity risk. The DSCP employs various controls and policies to secure our operations and information, which include monitoring, reporting, managing and remediating cybersecurity threats. Key features of the DSCP include access controls, security training, system security testing, dedicated security personnel, security event monitoring, and when necessary, consultation with third-party data security experts. Through a cross-functional team, we assess and mitigate risks associated with our third-party providers and have processes in place to regularly monitor and evaluate cybersecurity risks and threats associated with the use of third-party providers. Our information security team, overseen by our Chief Information Security Officer (“CISO”), conducts annual information security awareness training for employees involved in our systems and processes that handle customer data. We have conducted cybersecurity awareness training with management, including a tabletop exercise to simulate a response to a cybersecurity incident, and used these findings to improve our processes and technologies. In addition, the DSCP includes an incident response plan, which coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to assess the materiality of the incident, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal reporting and other obligations and mitigate reputational damage. We also carry insurance that provides protection against the potential losses arising from a cybersecurity incident.
Additionally, we have procedures set forth in the DSCP for reporting and responding to potential security incidents as well as determining applicable disclosure requirements, including timely incident reporting. For example, as disclosed in our Form
8-K
filed on June 22, 2023, we were notified by PBI, a third-party vendor, that PBI was subject to the widely reported security events involving the MOVEit file transfer system, which PBI uses in the performance of its services. The MOVEit Cybersecurity Incident resulted in the unauthorized acquisition of data by a third party from PBI as well as several organizations and governmental agencies. After being notified of the security event, we, together with PBI, promptly launched an investigation to determine whether and to what extent personal information had been unlawfully accessed. Approximately 2.5 to 2.7 million of our policyholders’ or other customers’ personal information, including social security numbers, was exposed to and obtained by the threat actor as a result of the MOVEit Cybersecurity Incident. We believe that the MOVEit Cybersecurity Incident has not had any impact on any of our information systems, including our financial systems, and that there has not been any material interruption of our business operations. While we are continuing to measure the impact, including certain remediation expenses and other potential liabilities, we do not currently believe this incident or other known risks from cybersecurity threats are reasonably likely to have a material adverse effect on our business, results of operations or financial condition. See “Item 1A—Risk Factors—Our computer systems and those of our third-party service providers have in the past and may in the future fail or be compromised, including through cybersecurity breaches; we may experience issues from new and complex information technology methodologies such as artificial intelligence; and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, any of which could damage our reputation, impair our ability to conduct business effectively, result in enforcement action or litigation, and materially adversely affect our business, financial condition and results of operations.”

Governance
Our Board of Directors recognizes the importance of maintaining the privacy and security of customer information, as well as the availability of our systems, and consequently dedicates meaningful time and attention to oversight of cybersecurity risk. In light of these risks, our Board of Directors is actively engaged in the oversight of the Company’s information technology, which includes periodic briefings on cybersecurity threats and participation in cybersecurity preparedness exercises. Furthermore, under its charter, the Board’s risk committee has primary responsibility for cybersecurity oversight. In this capacity, the risk committee oversees the Company’s processes for identifying, assessing and managing technology and cybersecurity risk. In connection with the MOVEit Cybersecurity Incident, the risk committee was immediately notified by management and regularly briefed on the matter, and worked with management, including Genworth’s CISO and Chief Risk Officer (“CRO”), to assess and manage the risk and implement the Company’s response to the incident.
Genworth’s CISO and CRO, both members of management, support the cybersecurity risk oversight responsibilities of the Board and the risk committee and involve applicable management personnel in cybersecurity risk management. The risk committee receives periodic reports from the CISO and CRO on the Company’s technology and cybersecurity risk profiles, information security program and key cybersecurity initiatives. Additionally, the CISO and CRO follow a risk-based escalation process to notify the risk committee outside of the regular reporting cycle when they identify potential substantive cybersecurity risks or issues.
Genworth’s CISO is an information technology and security professional with 23 years of experience and 11 years of service at Genworth. In his 23 years of experience, he has held roles in information technology infrastructure administration, information technology infrastructure, security consulting and security administration. He received a Bachelor of Science Degree in Business Administration from Regent University and is a Certified Information Systems Security Professional (CISSP).
Genworth’s CRO has served in information technology and risk management leadership roles for over twenty years, including oversight of enterprise risk management and operational risk, as well as oversight for financial reporting systems, operational and technology platforms, and testing and quality assurance programs. He received a Bachelor of Science Degree in Decision Support Systems from Virginia Polytechnic Institute (Virginia Tech) and graduated from the Tuck Global Executive Leadership Program through Dartmouth in 2020. For more information about our CRO, see “Part III—Item 10—Directors, Executive Officers and Corporate Governance.”

Item 2.	Properties
Genworth owns a campus facility in Richmond, Virginia, which previously served as its headquarters
, consisting of approximately 450,000 square feet in four buildings, as well as one facility in Lynchburg, Virginia with approximately 210,000 square feet. Genworth has leased and is currently renovating a 174,000 square foot facility in Richmond, Virginia for use as its new headquarters office. Genworth has leased 89,000 square feet of office space in Richmond, Virginia to use as its interim headquarters until the new space is ready. In addition, Genworth leases 11,000 square feet in Lynchburg, Virginia, and another 61,000 square feet of office space in four locations throughout the United States. One of Genworth’s international subsidiaries leases office space in Mexico. Enact Holdings leases its headquarters facility in Raleigh, North Carolina, which consists of approximately 130,000 square feet, and also leases one other office space of approximately 2,000 square feet in Washington, D.C.
Genworth has entered into a contract to sell its owned campus facility in Richmond, Virginia. The contract purchaser is conducting its due diligence as permitted under the contract.

Item 3.	Legal Proceedings
See note 25 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for a description of material pending litigation and regulatory matters affecting us.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “GNW.” As of February 15, 2024, we had 272 holders of record of our Class A Common Stock.
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

	2018	2019	2020	2021	2022	2023
Genworth Financial, Inc.	$100.00	$94.42	$81.12	$86.91	$113.52	$143.35
S&P 500 ®	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P 500 Insurance Index	$100.00	$129.38	$128.81	$170.19	$187.42	$204.78
S&P SmallCap 600 Index	$100.00	$122.78	$136.64	$173.29	$145.39	$168.73
S&P SmallCap 600 Insurance Index	$100.00	$114.89	$117.89	$123.81	$103.30	$112.17

Dividends
In November 2008, Genworth Financial’s Board of Directors suspended the payment of dividends to its shareholders indefinitely. In 2022, Genworth Financial’s Board of Directors approved a new share repurchase program. Any amounts used for the purpose of returning capital to Genworth Financial’s shareholders, including share repurchases or dividends if a new dividend policy is ultimately approved, will be dependent on many factors. These factors will include, in addition to any other factors that may arise in the future, the receipt of dividends and/or other returns of capital from Enact Holdings, Genworth’s operating results and financial condition, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, debt obligations of Genworth Holdings and Enact Holdings, our credit and financial strength ratings, the capital needs of our subsidiaries for future growth and other factors Genworth Financial’s Board of Directors deems relevant. In addition, we cannot assure you when, whether or at what level we will resume paying dividends on Genworth Financial’s common stock.
See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
Issuer Purchases of Common Stock
The following table sets forth information regarding Genworth Financial’s share repurchases during the three months ended December 31, 2023:

(Dollar amounts in millions, except per share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar amount of shares that may yet be purchased under the program (1)
October 1, 2023 through October 31, 2023	1,717,825	$5.82	1,717,825	$366
November 1, 2023 through November 30, 2023	2,581,077	$5.81	2,581,077	$351
December 1, 2023 through December 31, 2023	1,600,446	$6.14	1,600,446	$341

Total	5,899,348		5,899,348

(1)
On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial could repurchase up to $350 million of its outstanding Class A common stock. On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under the existing share repurchase program. Under the program, share repurchases may be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including through Rule
10b5-1
trading plans. The timing and number of future shares repurchased under the program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time. For additional information on the share repurchase program, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in “Item 8—Financial Statements and Supplementary Data.”
Item 7 of our Annual Report on Form
10-K
generally discusses
year-to-year
comparisons between the years ended December 31, 2023 and 2022. In addition, with the exception of our Enact segment, this Form
10-K
also includes discussions of information related to 2021 and year-to-year
comparisons between 2022 and 2021, which have been
re-presented
to reflect the adoption of LDTI and the change in our operating segments. Detailed comparative discussions between 2022 and 2021 for our Enact segment, which was not impacted by the new accounting guidance or change in operating segments, can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Enact segment” in our Annual Report on Form
10-K
for the year ended December 31, 2022.
Overview
Our business
Genworth Financial, through its principal insurance subsidiaries, offers mortgage and long-term care insurance products. Genworth Financial is the parent company of Enact Holdings, a leading provider of private mortgage insurance in the United States through its mortgage insurance subsidiaries. Genworth Financial’s U.S. life insurance subsidiaries offer long-term care insurance and also manage in-force
blocks of life insurance and annuity products which are no longer sold. We report our business results through three operating business segments: Enact; Long-Term Care Insurance; and Life and Annuities. In addition to our three operating segments, we report certain of our results of operations in Corporate and Other.
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
Benefits and other changes in policy reserves consist primarily of benefits paid, interest accretion expense and other reserve activity related to current claims, as well as future policy benefits on insurance and investment products for long-term care insurance, life insurance, fixed and variable annuities, and claim costs incurred related to mortgage insurance products.

•
Liability remeasurement (gains) losses.
Liability remeasurement (gains) losses represent changes to the net premium ratio for actual versus expected experience and updates to cash flow assumptions used to measure long-duration traditional and limited-payment insurance contracts.

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

Consolidated Results of Operations
The following table sets forth the consolidated results of operations for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Revenues:
Premiums	$3,636	$3,680	$3,406	$(44)	(1)%	$274	8%
Net investment income	3,183	3,146	3,370	37	1%	(224)	(7)%
Net investment gains (losses)	23	(2)	322	25	NM (1)	(324)	(101)%
Policy fees and other income	646	671	724	(25)	(4)%	(53)	(7)%

Total revenues	7,488	7,495	7,822	(7)	—%	(327)	(4)%

Benefits and expenses:
Benefits and other changes in policy reserves	4,783	4,303	4,575	480	11%	(272)	(6)%
Liability remeasurement (gains) losses	587	(290)	242	877	NM (1)	(532)	NM (1)
Changes in fair value of market risk benefits and associated hedges	(12)	(104)	(160)	92	88%	56	35%
Interest credited	503	504	511	(1)	—%	(7)	(1)%
Acquisition and operating expenses, net of deferrals	942	1,285	998	(343)	(27)%	287	29%
Amortization of deferred acquisition costs and intangibles	264	326	384	(62)	(19)%	(58)	(15)%
Interest expense	118	106	160	12	11%	(54)	(34)%

Total benefits and expenses	7,185	6,130	6,710	1,055	17%	(580)	(9)%

Income from continuing operations before income taxes	303	1,365	1,112	(1,062)	(78)%	253	23%
Provision for income taxes	104	319	248	(215)	(67)%	71	29%

Income from continuing operations	199	1,046	864	(847)	(81)%	182	21%
Income from discontinued operations, net of taxes	—	—	27	—	—%	(27)	(100)%

Net income	199	1,046	891	(847)	(81)%	155	17%
Less: net income from continuing operations attributable to noncontrolling interests	123	130	33	(7)	(5)%	97	NM (1)
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	8	—	—%	(8)	(100)%

Net income available to Genworth Financial, Inc.’s common stockholders	$76	$916	$850	$(840)	(92)%	$66	8%

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$76	$916	$831	$(840)	(92)%	$85	10%
Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	—	19	—	—%	(19)	(100)%

Net income available to Genworth Financial, Inc.’s common stockholders	$76	$916	$850	$(840)	(92)%	$66	8%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

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
Use of
non-GAAP
measures
Reconciliation of net income (loss) to adjusted operating income (loss)
Management uses
non-GAAP
financial measures entitled “adjusted operating income (loss)” and “adjusted operating income (loss) per share” to evaluate performance and allocate resources. Adjusted operating income (loss) per share is derived from adjusted operating income (loss). We define adjusted operating income (loss) as income (loss) from continuing operations excluding the after-tax effects of income (loss) from continuing operations attributable to noncontrolling interests, net investment gains (losses), changes in fair value of market risk benefits and associated hedges, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, restructuring costs and infrequent or unusual non-operating
items. A component of our net investment gains (losses) is the result of estimated future credit losses, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. We exclude net investment gains (losses), changes in fair value of market risk benefits and associated hedges, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, restructuring costs and infrequent or unusual non-operating
items from adjusted operating income (loss) because, in our opinion, they are not indicative of overall operating performance.
While some of these items may be significant components of net income (loss) in accordance with U.S. GAAP, we believe that adjusted operating income (loss), and measures that are derived from or incorporate adjusted operating income (loss), including adjusted operating income (loss) per share on a basic and diluted basis, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. Management also uses adjusted operating income (loss), among other key performance indicators, as a basis for determining awards and compensation for senior management and to evaluate performance on a basis comparable to that used by analysts. However, the items excluded from adjusted operating income (loss) have occurred in the past and could, and in some cases will, recur in the future. Adjusted operating income (loss) and adjusted operating income (loss) per share on a basic and diluted basis are not substitutes for net income (loss) or net income (loss) per share on a basic and diluted basis determined in accordance with U.S. GAAP. In addition, our definition of adjusted operating income (loss) may differ from the definitions used by other companies.
Adjustments to reconcile net income (loss) to adjusted operating income (loss) assume a 21% tax rate and are net of the portion attributable to noncontrolling interests. Changes in fair value of market risk benefits and associated hedges are adjusted to exclude changes in reserves, attributed fees and benefit payments.

The following table presents a reconciliation of net income to adjusted operating income for the years ended December 31:

(Amounts in millions)	2023	2022	2021
Net income available to Genworth Financial, Inc.’s common stockholders	$76	$916	$850
Add: net income from continuing operations attributable to noncontrolling interests	123	130	33
Add: net income from discontinued operations attributable to noncontrolling interests	—	—	8

Net income	199	1,046	891
Less: income from discontinued operations, net of taxes	—	—	27

Income from continuing operations	199	1,046	864
Less: net income from continuing operations attributable to noncontrolling interests	123	130	33

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	76	916	831
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(25)	2	(322)
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	(22)	(142)	(210)
(Gains) losses on early extinguishment of debt (3)	(2)	6	45
Expenses related to restructuring	4	2	34
Pension plan termination costs	—	8	—
Taxes on adjustments	10	26	96

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$41	$818	$474

(1)	For the year ended December 31, 2023, net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $2 million.
(2)
Changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(10) million, $(38) million and $(50) million for the years ended December 31, 2023, 2022 and 2021, respectively.

(3)
See note 17 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on (gains) losses on early extinguishment of debt during 2023 and 2022. During 2021, we paid pre-tax
make-whole premiums of $26 million and incurred
pre-tax
losses of $19 million in connection with the early redemption and repurchase of certain of Genworth Holdings’ senior notes.

Other than pension plan termination costs incurred in 2022 related to one of our defined benefit pension plans, there were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

Earnings per share
The following table provides basic and diluted earnings per common share for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.16	$1.82	$1.64	$(1.66)	(91)%	$0.18	11%

Diluted	$0.16	$1.79	$1.61	$(1.63)	(91)%	$0.18	11%

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.16	$1.82	$1.68	$(1.66)	(91)%	$0.14	8%

Diluted	$0.16	$1.79	$1.65	$(1.63)	(91)%	$0.14	8%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.09	$1.62	$0.93	$(1.53)	(94)%	$0.69	74%

Diluted	$0.09	$1.60	$0.92	$(1.51)	(94)%	$0.68	74%

Weighted-average common shares outstanding:
Basic	468.8	504.4	506.9

Diluted	474.9	510.9	514.7

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including performance stock units, restricted stock units and other equity-based awards.
The following table presents a summary of adjusted operating income (loss) for our segments and Corporate and Other for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$552	$578	$520	$(26)	(4)%	$58	11%
Long-Term Care Insurance segment	(242)	320	126	(562)	(176)%	194	154%
Life and Annuities segment:
Life insurance	(275)	(111)	(201)	(164)	(148)%	90	45%
Fixed annuities	50	62	83	(12)	(19)%	(21)	(25)%
Variable annuities	37	21	22	16	76%	(1)	(5)%

Life and Annuities segment	(188)	(28)	(96)	(160)	NM (1)	68	71%

Corporate and Other	(81)	(52)	(76)	(29)	(56)%	24	32%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$41	$818	$474	$(777)	(95)%	$344	73%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Executive Summary of Consolidated Financial Results
Below is an executive summary of our consolidated financial results for the periods indicated. Amounts included within this “Executive Summary of Consolidated Financial Results” are net of taxes, unless otherwise indicated.
After-tax
amounts assume a tax rate of 21%.
For a discussion of selected financial information and detailed descriptions of operating performance measures, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”
2023 compared to 2022

•
Net income in 2023 and 2022 was $76 million and $916 million, respectively, and adjusted operating income was $41 million and $818 million, respectively. Adjusted operating income (loss) highlights were as follows:

•	Enact segment

•
Adjusted operating income decreased primarily attributable to higher losses on new delinquencies and lower favorable reserve adjustments, partially offset by higher net investment income, higher premiums and lower operating costs in 2023.

•	Long-Term Care Insurance segment

•	The change to an adjusted operating loss in 2023 from adjusted operating income in 2022 was largely driven by unfavorable cash flow assumption updates in 2023 compared to favorable updates in 2022.

•	The change was also driven by adverse actual versus expected experience in 2023 primarily related to higher claims and unfavorable timing impacts related to a legal settlement.

•	We also experienced higher operating costs and lower premiums in 2023.

•	Life and Annuities segment

•	Life insurance:

•
The adjusted operating loss increased largely from $179 million of unfavorable updates to our persistency and mortality assumptions, as well as lower premiums reflecting runoff of our in-force
blocks in 2023.

•	These adverse developments were partially offset by lower DAC amortization related to higher lapses in 2022 and a $20 million legal settlement expense in 2022 that did not recur.

•	Fixed annuities:

•	Adjusted operating income decreased mainly attributable to lower net spreads primarily related to block runoff, partially offset by favorable mortality experience in 2023.

•	Variable annuities:

•	Adjusted operating income increased predominantly due to aging of our in-force block, partially offset by a decrease in fee income driven by lower account value in 2023.

•	Corporate and Other

•
The adjusted operating loss increased primarily from higher expenses related to CareScout growth initiatives and higher interest expense attributable to Genworth Holdings’ junior subordinated notes, partially offset by higher net investment income in 2023.

2022 compared to 2021

•
Net income in 2022 and 2021 was $916 million and $850 million, respectively, and adjusted operating income was $818 million and $474 million, respectively. Adjusted operating income (loss) highlights were as follows:

•	Enact segment

•
Adjusted operating income increased primarily attributable to lower losses largely driven by net favorable reserve adjustments of $212 million, consisting of reserve releases of $248 million primarily related to
COVID-19
delinquencies from 2020 and 2021 curing at levels above original reserve expectations, partially offset by reserve strengthening of $36 million related to 2022 delinquencies given uncertainty in the economic environment.

•	This improvement was partially offset by the minority initial public offering of Enact Holdings that closed in September 2021, which reduced Genworth Financial’s ownership percentage to 81.6%.

•	The improvement was also partially offset by lower premiums in 2022.

•	Long-Term Care Insurance segment

•
Adjusted operating income increased largely driven by favorable cash flow assumption updates reflecting an expected reserve reduction, net of estimated settlement payments, attributable to the inclusion of a legal settlement, partially offset by lower net investment income in 2022.

•	Life and Annuities segment

•	Life insurance:

•
The adjusted operating loss decreased largely from favorable cash flow assumption updates in our universal and term universal life insurance products in 2022 related to higher interest rates compared to unfavorable cash flow assumption updates in 2021 primarily driven by unfavorable pre-COVID-19
mortality.

•	The decrease was also attributable to lower DAC amortization primarily driven by lapse experience in our term life insurance products.

•	Fixed annuities:

•	Adjusted operating income decreased mainly attributable to lower net spreads primarily related to block runoff, partially offset by favorable mortality in 2022.

•	Corporate and Other

•
The adjusted operating loss decreased primarily related to lower interest expense in 2022, partially offset by tax benefits of $21 million in 2021 from a reduction in uncertain tax positions due to the expiration of certain statute of limitations that did not recur.

Significant Developments and Strategic Highlights
Enact segment

•
Mortgage insurance portfolio
. Enact’s primary persistency rate was 85% during 2023 compared to 80% during 2022. Elevated persistency continued to offset a decline in new insurance written, contributing to insurance in-force
growth in 2023. New insurance written decreased 20% during 2023 compared to 2022 mostly from a decline in originations due to elevated interest rates.

•
Loss performance.
Enact recorded favorable
pre-tax
reserve releases of $241 million in 2023 primarily related to favorable cure performance on 2022 and prior delinquencies, including those related to
COVID-19.
New primary delinquencies in 2023 increased compared to 2022 largely due to the aging of large, new books of business.

•	Capital . Enact’s PMIERs sufficiency ratio was 161% or $1,887 million above the PMIERs requirements as of December 31, 2023.

•	Capital returns . Genworth Holdings received $245 million of capital returns from Enact Holdings during 2023.
Long-Term Care Insurance segment

•
In-force
rate actions.
We estimate that the cumulative economic benefit of approved rate actions in our long-term care insurance multi-year in-force
rate action plan from 2012 through 2023 was approximately $28.0 billion, on a net present value basis, which includes our current updated assumptions regarding future premiums and benefit reductions from approved rate actions and legal settlements as described in “Results of Operations and Selected Financial and Operating Performance Measures by Segment.” This estimated cumulative economic benefit reflects progress of approximately 84% toward our latest estimate of approximately $33.3 billion total net present value of premium increases and benefit reductions contemplated in our multi-year in-force
rate action plan, which also takes into account our current updated assumptions. As a result, based on current assumptions, the remaining estimated amount to be achieved through future rate action approvals under our in-force rate action plan was reduced by $1.5 billion in 2023 to approximately $5.3 billion.

•
Claims.
We expect higher paid claims in our long-term care insurance business as our blocks age with peak claim years over a decade away. Paid claims on newer products continue to increase as policyholders approach peak claim age, while claims on our older products decline as those policyholders are past peak claim age. We also expect overall claim costs to continue to increase as the approximately 625,000 insured individuals in our two largest blocks, Choice I and Choice II, with average attained ages of 77 and 74, respectively, reach their peak claim years, which are over age 85.

•
Actual to expected experience.
Unfavorable
pre-tax
actual versus expected experience of $269 million in 2023 was primarily driven by higher claims and unfavorable timing impacts related to a legal settlement.

•
Annual assumption review.
As part of our annual review of assumptions in the fourth quarter of 2023, our long-term care insurance business had unfavorable pre-tax
impacts of $61 million from cash flow assumption updates. We made unfavorable updates to our healthy life assumptions to better reflect near-term experience for cost of care, mortality, incidence and lapse rates, partially offset by a favorable update to our disabled life mortality assumptions to reflect an expectation that mortality will continue at elevated levels in the near term post-COVID-19.
See “—Critical Accounting Estimates—Liability for future policy benefits” for additional information on the impact of changes in our long-term care insurance cash flow assumptions. Assumption updates also included changes for future in-force
rate action approvals and benefit reductions based on recent favorable experience and reflect a recent legal settlement that primarily impacted uncapped cohorts.

Life and Annuities segment

•	As part of our annual review of assumptions in the fourth quarter of 2023, our life insurance business had unfavorable pre-tax impacts of $226 million from cash flow assumption updates. We made unfavorable cash flow assumption updates to our persistency assumptions in our universal life insurance products with secondary guarantees to better reflect emerging experience. We also made unfavorable updates to our mortality assumptions in our term universal, universal and term life insurance products to better reflect emerging experience related to more modest mortality improvement and to include an expectation that mortality will continue at elevated levels in the near term post-COVID-19,
similar to long-term care insurance. See “—Critical Accounting Estimates—Liability for future policy benefits” for additional information on the impact of changes in our life insurance cash flow assumptions.

Capital of U.S. life insurance subsidiaries

•
As of December 31, 2023 and 2022, the consolidated RBC ratio on a company action level basis of our U.S. domiciled life insurance subsidiaries was approximately 303% and 291%, respectively. The increase was primarily driven by earnings in our annuity products, including a net benefit to variable annuities from the impact of equity market and interest rate performance, as well as a net favorable impact from assumption updates primarily in our life insurance products in 2023.

Genworth Financial share repurchase program

•	Genworth Financial executed $295 million in share repurchases, excluding excise taxes and other associated costs, during 2023.
Results of Operations and Selected Financial and Operating Performance Measures by Segment
Management’s discussion and analysis by segment contains selected operating performance measures including “sales” and “insurance in-force”
or “risk
in-force”
which are commonly used in the insurance industry as measures of operating performance.
Management regularly monitors and reports sales metrics as a measure of volume of new business generated in a period. Sales refer to new insurance written for mortgage insurance products included in our Enact segment. We consider new insurance written to be a measure of our Enact segment’s operating performance because it represents a measure of new sales of insurance policies during a specified period, rather than a measure of revenues or profitability during that period. Management also regularly monitors and reports insurance in-force
and risk
in-force
for our Enact segment. Insurance
in-force
is a measure of the aggregate unpaid principal balance as of the respective reporting date for loans insured by our U.S. mortgage insurance subsidiaries. Risk in-force
is based on the coverage percentage applied to the estimated current outstanding loan balance. We consider insurance in-force
and risk
in-force
to be measures of our Enact segment’s operating performance because they represent measures of the size of its business at a specific date which will generate revenues and profits in a future period, rather than measures of its revenues or profitability during that period. These metrics are presented on a direct basis and exclude reinsurance.
Management also regularly monitors and reports a loss ratio for our Enact segment. The loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums, and we consider it to be a measure of underwriting performance and helps to enhance the understanding of the operating performance of our Enact segment.
Management regularly monitors and reports on
in-force
rate actions, including state filing approvals; impacted
in-force
premiums; weighted-average percentage rate increases approved; and gross incremental premiums approved in our Long-Term Care Insurance segment. We also estimate the cumulative economic benefit of approved rate actions in our long-term care insurance multi-year in-force
rate action plan on a net present value basis, discounted at our investment portfolio yield. This is defined as the net present value of historical and future expected premium increases and benefit reductions as a result of rate increases approved on individual and group long-term care insurance policies and reserve reductions related to legal settlements less cash payments made to policyholders who elect certain reduced benefit options in connection with the legal settlements, referred to as settlement payments. We monitor these selected operating performance measures for in-force
rate actions to track our progress on ensuring the continued self-sustainability of our long-term care insurance business over time. We consider these in-force
rate actions metrics to be measures of financial performance and help to enhance the understanding of the operating performance of our Long-Term Care Insurance segment.
These operating performance measures enable us to compare our operating performance across periods without regard to revenues or profitability related to policies or contracts sold in prior periods or from investments or other sources.
Enact segment
Trends and conditions
Results of our Enact segment are affected primarily by the following factors: competitor actions; unemployment or underemployment levels; other economic and housing market trends, including interest rates, home prices, the number of first-time homebuyers, and mortgage origination volume mix and practices; the size of the overall private mortgage insurance market and the effect of regulatory actions thereon; the levels and aging of mortgage delinquencies; the effect of seasonal variations; the inventory of unsold homes; loan modification and other servicing efforts; and litigation, among other items. References to “Enact” included herein “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Enact segment” are, unless the context otherwise requires, to our Enact segment.
Macroeconomic environment
Mortgage origination activity remained slow throughout 2023 in response to elevated mortgage rates and sustained low housing supply. Housing affordability continued to deteriorate due to high interest rates and elevated home prices, only marginally offset by rising median family income, according to the National Association of Realtors Housing Affordability Index. National home prices rose modestly throughout 2023, according to the FHFA Monthly Purchase-Only House Price Index.
The unemployment rate increased to 3.7% in December 2023, compared to 3.5% in December 2022. As of December 31, 2023, the number of unemployed Americans was approximately 6.3 million, and the number of long term unemployed over 26 weeks was approximately 1.2 million. Both metrics remain relatively in line with pre-pandemic
levels in February 2020.
Forbearance and loss mitigation programs
For mortgages insured by the federal government (including those purchased by Fannie Mae and Freddie Mac),
COVID-19
forbearance allowed borrowers impacted by
COVID-19
to temporarily suspend mortgage payments up to 18 months subject to certain limits. However, the Biden Administration ended the national emergency for
COVID-19
in April 2023, and as a result, the deadline for requesting a
COVID-19
related forbearance under the CARES Act ended in August 2023. The GSEs retired their
COVID-19
servicing-related policies including with respect to forbearance effective November 1, 2023 and reverted to standard forbearance policies as a loss mitigation option for borrowers that meet general hardship and program guidelines.
In March 2023, the GSEs announced new loss mitigation programs that allow six-month
payment deferrals for borrowers facing financial hardship and encouraged servicers to start evaluating borrowers for these programs as early as July 1, 2023 but no later than October 1, 2023. Even though most foreclosure moratoriums expired at the end of 2021, federal laws and regulations continue to require servicers to discuss loss mitigation options with borrowers before proceeding with foreclosures. These requirements could further extend foreclosure timelines, which could negatively impact the severity of loss on loans that go to claim.

Although it is difficult to predict the future level of reported forbearance and how many of the loans in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer reported forbearances have generally declined. As of December 31, 2023, approximately 1.2% or 11,536 of Enact’s active primary policies were reported in a forbearance plan, of which approximately 31% were reported as delinquent.
The full impact of
COVID-19
and its associated economic effects on Enact’s future business results are difficult to predict. Given the maximum length of forbearance plans, the resolution of a delinquency in a plan still may not be known for several quarters or longer. Enact continues to monitor regulatory and government actions and the resolution of forbearance delinquencies. While the associated risks have moderated and delinquencies related to
COVID-19
have declined, it is possible that ancillary economic effects of
COVID-19
could have an adverse impact on Enact’s future results of operations and financial condition.
Regulatory developments
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
On October 24, 2022, the FHFA announced targeted changes to the GSEs’ guarantee fee pricing by eliminating upfront fees for certain first-time home buyers with income at or below area median income and for certain GSE affordable mortgage products, while implementing targeted increases to the upfront fees for most cash-out
refinance loans. The fee reductions went into effect in the fourth quarter of 2022 while the new fees on cash-out
refinance loans began February 1, 2023. Enact has seen a limited impact from these price changes on the private mortgage insurance market.
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
Competitive environment
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
Mortgage insurance portfolio
New insurance written of $53.1 billion in 2023 decreased 20% compared to 2022 mostly from a smaller estimated private mortgage insurance market as originations were impacted by elevated interest rates. Enact’s primary persistency rate was 85% for the year ended December 31, 2023 compared to 80% for the year ended December 31, 2022. The increase in persistency was primarily driven by a decline in the percentage of in-force
policies with mortgage rates above current mortgage rates and offset the decline in new insurance written in 2023, contributing to an increase in insurance in-force
of $14.7 billion during 2023.
Net earned premiums increased in 2023 compared to 2022 primarily driven by insurance in-force
growth, partially offset by the lapse of older, higher priced policies and lower single premium policy cancellations in 2023. The total number of delinquent loans has declined from the
COVID-19
peak in the second quarter of 2020 as borrowers continued to exit forbearance plans and new forbearances declined. During this time and consistent with prior years, servicers continued the practice of remitting premiums during the early stages of default, and Enact refunds the post-delinquent premiums to the insured party if the delinquent loan goes to claim. Enact records a liability and a reduction to net earned premiums for the post-delinquent premiums it expects to refund. The post-delinquent premium liability recorded since the beginning of
COVID-19
in the second quarter of 2020 through December 31, 2023 was not significant to the change in earned premiums for those periods.
Loss experience
Enact’s loss ratio was 3% for the year ended December 31, 2023, compared to (10)% for the year ended December 31, 2022. Enact recorded favorable reserve adjustments of $241 million in 2023 primarily related to favorable cure performance on delinquencies from 2022 and earlier, including those related to
COVID-19.
During the peak of
COVID-19,
Enact experienced elevated new delinquencies subject to forbearance plans, and those delinquencies have continued to cure at levels above Enact’s reserve expectations. In addition, cure performance on delinquencies from 2022 has not been negatively impacted by uncertainty in the economic environment to the extent initially expected. During 2022, Enact recorded net favorable reserve adjustments of $268 million primarily related to favorable cure performance on
COVID-19
delinquencies from 2020 and 2021, partially offset by reserve strengthening on certain 2022 delinquencies.
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
New primary delinquencies in 2023 increased compared to 2022 primarily due to the aging of large, new books of business. New primary delinquencies of 41,617 contributed $265 million of loss expense in 2023, while Enact incurred $171 million of losses from 35,996 new primary delinquencies in 2022. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions. Approximately 13% of Enact’s primary new delinquencies in 2023 were subject to a forbearance plan compared to 21% in 2022. Due to the declining number of new delinquencies in forbearance, Enact no longer differentiates the expected claim rates applied to new delinquencies in forbearance versus those not in forbearance.
Capital requirements
As of December 31, 2023, EMICO’s
risk-to-capital
ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, EMICO’s domestic insurance regulator, was approximately 11.6:1, compared with a risk-to-capital
ratio of 12.9:1 as of December 31, 2022. EMICO’s
risk-to-capital
ratio remains below the NCDOI’s maximum
risk-to-capital
ratio of 25:1. North Carolina’s calculation of
risk-to-capital
excludes the risk
in-force
for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital
ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.
Under PMIERs, Enact is subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. In addition, in September 2020, subsequent to the issuance of Enact Holdings’ senior notes due in 2025, the GSEs imposed certain restrictions on Enact with respect to capital. In May 2021, in connection with their conditional approval of the then potential partial sale of Enact Holdings, the GSEs confirmed the GSE Restrictions would remain in effect until certain conditions were met. These conditions were met as of December 31, 2022, and Enact is no longer subject to the GSE Restrictions and the GSE Conditions.
As of December 31, 2023, Enact had estimated available assets of $5,006 million against $3,119 million net required assets under PMIERs compared to available assets of $5,206 million against $3,156 million net required assets as of December 31, 2022. The sufficiency ratio as of December 31, 2023 was 161% or $1,887 million above the PMIERs requirements, compared to 165% or $2,050 million above the published PMIERS requirements as of December 31, 2022. Enact’s PMIERs required assets as of December 31, 2023 and 2022 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing
loans. The application of the 0.30 multiplier to all eligible delinquencies provided $73 million and $132 million of benefit to Enact’s PMIERs required assets as of December 31, 2023 and 2022, respectively. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier.
During 2023, Enact executed excess of loss reinsurance transactions that provide up to $428 million of reinsurance coverage on a portion of its new insurance written for the 2022 and 2023 book years. Enact also executed a quota share reinsurance agreement under which it cedes 16.125% of a portion of new insurance written in the 2023 book year. Enact’s third-party reinsurance transactions provided an aggregate of approximately $1,714 million and $1,578 million of PMIERs capital credit as of December 31, 2023 and 2022, respectively.
On January 3, 2024, Enact entered into a quota share reinsurance agreement under which it will cede approximately 21% of a portion of its new insurance written in the 2024 book year. On January 30, 2024, Enact executed an excess of loss reinsurance transaction which provides up to $255 million of reinsurance coverage on a portion of current and expected new insurance written for the 2024 book year, effective January 1, 2024. See note 9 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional details on Enact’s reinsurance transactions.
Enact may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time.

Capital returns and other transactions
In April 2023 and November 2023, EMICO completed distributions to Enact Holdings that support its ability to pay a quarterly dividend. Enact Holdings intends to use these proceeds and future EMICO distributions to fund the quarterly dividend as well as to bolster its financial flexibility and potentially return additional capital to shareholders. Future dividend payments are subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial. In addition to Enact’s quarterly dividend program, in November 2022, Enact Holdings announced approval by its board of directors of a share repurchase program under which it could repurchase up to $75 million of its outstanding common stock, and on August 1, 2023, announced the authorization of an additional $100 million of common stock repurchases under a new share repurchase program. Genworth Holdings has agreed to participate in order to maintain its overall ownership at its current level. As the majority shareholder, Genworth Holdings received $245 million of capital returns from Enact Holdings during 2023 comprised of $82 million of quarterly dividends, a special dividend of $92 million and $71 million of share repurchases.
In May 2023, EMICO contributed $250 million to Enact Re, which enabled Enact Re to participate in the assumption of excess of loss reinsurance relating to GSE credit risk transfer and to reinsure EMICO’s new and existing insurance in-force under quota share reinsurance agreements. EMICO contributed an additional $250 million to Enact Re in November 2023, which will support an increase to the ceding percentage of affiliate quota share agreements, along with assumed new insurance written and new business opportunities, including the continued execution of GSE credit risk transfer.
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

Segment results of operations
The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2021	2023 vs. 2022
Revenues:
Premiums	$957	$940	$975	$17	2%
Net investment income	208	155	141	53	34%
Net investment gains (losses)	(14)	(2)	(2)	(12)	NM (1)
Policy fees and other income	2	2	4	—	—%

Total revenues	1,153	1,095	1,118	58	5%

Benefits and expenses:
Benefits and other changes in policy reserves	27	(94)	125	121	129%
Acquisition and operating expenses, net of deferrals	212	227	230	(15)	(7)%
Amortization of deferred acquisition costs and intangibles	11	12	15	(1)	(8)%
Interest expense	52	52	51	—	—%

Total benefits and expenses	302	197	421	105	53%

Income from continuing operations before income taxes	851	898	697	(47)	(5)%
Provision for income taxes	186	194	148	(8)	(4)%

Income from continuing operations	665	704	549	(39)	(6)%
Less: net income from continuing operations attributable to noncontrolling interests	123	130	33	(7)	(5)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	542	574	516	(32)	(6)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	12	2	2	10	NM (1)
Expenses related to restructuring	—	3	3	(3)	(100)%
Taxes on adjustments	(2)	(1)	(1)	(1)	(100)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$552	$578	$520	$(26)	(4)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	Net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $2 million.
2023 compared to 2022
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income decreased primarily attributable to higher losses on new delinquencies and lower favorable reserve adjustments, partially offset by higher net investment income, higher premiums and lower operating costs in 2023.
Revenues
Premiums increased mostly from higher insurance
in-force,
partially offset by the lapse of older, higher priced policies, lower single premium policy cancellations and higher ceded premiums in 2023.
Net investment income increased primarily from higher investment yields and higher average invested assets in 2023.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
Benefits and other changes in policy reserves increased largely from higher losses on new delinquencies and lower favorable reserve adjustments in 2023. Enact released $241 million of reserves in 2023 primarily related to favorable cure performance on delinquencies from 2022 and earlier, including those related to
COVID-19,
compared to net favorable reserve adjustments of $268 million in 2022.
Acquisition and operating expenses, net of deferrals, decreased primarily attributable to lower operating costs in 2023.
Provision for income taxes.
The effective tax rate was 21.8% and 21.6% for the years ended December 31, 2023 and 2022, respectively, consistent with the U.S. corporate federal income tax rate.
Enact selected operating performance measures
The following table sets forth selected operating performance measures regarding Enact as of and for the dates indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2021	2023 vs. 2022
Primary insurance in-force	$262,937	$248,262	$226,514	$14,675	6%
Risk in-force:
Primary	$67,529	$62,791	$56,881	$4,738	8%
Pool	69	79	105	(10)	(13)%

Total risk in-force	$67,598	$62,870	$56,986	$4,728	8%

New insurance written	$53,081	$66,485	$97,004	$(13,404)	(20)%
2023 compared to 2022
Primary insurance
in-force
and risk
in-force
Primary insurance
in-force
increased largely from new insurance written. In addition, lower lapses and cancellations drove higher primary persistency, largely as a result of suppressed refinancing activity due to a decline in the percentage of in-force
policies with mortgage rates above current mortgage rates. Total risk in-force
increased largely from higher primary insurance
in-force.
New insurance written
New insurance written decreased primarily due to a smaller estimated private mortgage insurance market in 2023 as both refinancing and purchase originations were impacted by elevated mortgage rates.
Loss and expense ratios
The following table sets forth the loss and expense ratios for Enact for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2023	2022	2021	2023 vs. 2022
Loss ratio	3%	(10)%	13%	13%
Expense ratio	23%	25%	25%	(2)%

The loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. The expense ratio is the ratio of general expenses to net earned premiums. Enact’s general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.
2023 compared to 2022
The loss ratio increased largely from higher losses on new delinquencies and lower favorable reserve adjustments in 2023, as discussed above.
The expense ratio decreased primarily attributable to lower operating costs in 2023.

Mortgage insurance loan portfolio
The following table sets forth selected financial information regarding Enact’s loan portfolio as of December 31:

(Amounts in millions)	2023	2022	2021
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$44,955	$39,509	$35,455
90.01% to 95.00%	109,227	103,618	95,149
85.01% to 90.00%	77,887	72,132	64,549
85.00% and below	30,868	33,003	31,361

Total	$262,937	$248,262	$226,514

Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$12,878	$11,136	$9,907
90.01% to 95.00%	31,781	30,079	27,608
85.01% to 90.00%	19,163	17,621	15,644
85.00% and below	3,707	3,955	3,722

Total	$67,529	$62,791	$56,881

Primary insurance in-force by credit quality at origination:
Over 760	$110,635	$102,467	$89,982
740—759	43,053	40,097	35,874
720—739	37,020	34,916	31,730
700—719	29,766	28,867	27,359
680—699	21,835	21,554	21,270
660—679 (1)	11,357	10,926	10,549
640—659	6,137	6,095	6,124
620—639	2,504	2,630	2,783
<620	630	710	843

Total	$262,937	$248,262	$226,514

Primary risk in-force by credit quality at origination:
Over 760	$28,363	$25,807	$22,489
740—759	11,096	10,154	9,009
720—739	9,621	8,931	8,055
700—719	7,623	7,317	6,907
680—699	5,557	5,428	5,334
660—679 (1)	2,908	2,767	2,638
640—659	1,565	1,540	1,530
620—639	635	665	702
<620	161	182	217

Total	$67,529	$62,791	$56,881

(1)	Loans with unknown FICO scores are included in the 660-679 category.
The FICO credit score is one indicator of a borrower’s credit quality. Enact continues to underwrite predominantly prime loan new business. Based upon FICO at loan closing, the weighted average FICO score of Enact’s primary insurance in-force
was 744 as of December 31, 2023.
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

	2023	2022	2021
Primary insurance:
Insured loans in-force	974,516	960,306	937,350
Delinquent loans	20,432	19,943	24,820
Percentage of delinquent loans (delinquency rate)	2.10%	2.08%	2.65%
The delinquency rate as of December 31, 2023 increased compared to December 31, 2022 primarily from an increase in total delinquencies mostly driven by new delinquencies outpacing cures and paid claims. The delinquency rate as of December 31, 2023 decreased compared to December 31, 2021 primarily from a decline in total delinquencies as cures outpaced new delinquencies.
The following tables set forth primary delinquencies, direct primary case reserves and risk in-force
by aged missed payment status in Enact’s loan portfolio as of December 31:

	2023
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,166	$88	$629	14%
4 – 11 payments	6,934	205	469	44%
12 payments or more	3,332	184	200	92%

Total	20,432	$477	$1,298	37%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

	2022
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,920	$69	$509	14%
4 – 11 payments	6,466	166	390	43%
12 payments or more	4,557	244	248	98%

Total	19,943	$479	$1,147	42%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
Reserves as a percentage of risk
in-force
as of December 31, 2023 decreased compared to December 31, 2022 as long-term delinquencies with higher reserves have continued to cure. The number of loans that are delinquent for 12 months or more has decreased since December 31, 2022 and is more in line with pre-COVID-19
levels. Due to continued forbearance options, foreclosure moratoriums and the uncertainty around the lack of progression through the foreclosure process, there is still uncertainty around the likelihood and timing of delinquencies going to claim.
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

	Percent of primary risk in-force as of December 31, 2023	Percent of direct primary case reserves as of December 31, 2023 (1)	Delinquency rate as of December 31,

			2023	2022	2021
By State:
California	13%	12%	2.22%	2.09%	3.17%
Texas	8%	8%	2.22%	2.12%	2.89%
Florida (2)	8%	9%	2.39%	2.54%	2.97%
New York (2)	5%	12%	3.05%	2.95%	3.80%
Illinois (2)	4%	6%	2.61%	2.54%	3.09%
Arizona	4%	3%	1.93%	1.78%	2.31%
Michigan	4%	3%	1.94%	1.79%	1.87%
Georgia	3%	4%	2.23%	2.23%	2.94%
North Carolina	3%	2%	1.56%	1.59%	2.18%
Washington	3%	2%	1.77%	1.92%	2.98%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
(2)	Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

	Percent of primary risk in-force as of December 31, 2023	Percent of direct primary case reserves as of December 31, 2023 (1)	Delinquency rate as of December 31,

			2023	2022	2021
By MSA or MD:
Phoenix, AZ MSA	3%	2%	2.01%	1.83%	2.36%
Chicago-Naperville, IL MD	3%	4%	2.88%	2.84%	3.68%
Atlanta, GA MSA	3%	3%	2.40%	2.42%	3.28%
New York, NY MD	2%	7%	3.60%	3.75%	5.32%
Washington-Arlington, DC MD	2%	2%	2.01%	1.85%	2.96%
Houston, TX MSA	2%	3%	2.67%	2.60%	3.61%
Los Angeles-Long Beach, CA MD	2%	3%	2.39%	2.18%	3.95%
Dallas, TX MD	2%	2%	1.92%	1.86%	2.31%
Riverside-San Bernardino, CA MSA	2%	3%	2.83%	2.89%	3.42%
Denver-Aurora-Lakewood, CO MSA	2%	1%	1.12%	1.12%	1.66%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
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
The following table sets forth the dispersion of Enact’s direct primary case reserves, primary insurance in-force
and risk
in-force
by year of policy origination, weighted average mortgage interest rate and delinquency rate as of December 31, 2023:

(Amounts in millions)	Weighted average rate (1)	Percent of direct primary case reserves (2)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total	Delinquency rate
Policy Year
2008 and prior	5.74%	18%	$5,621	2%	$1,449	2%	8.61%
2009 to 2015	4.34%	4	3,383	1	881	1	4.55%
2016	3.94%	4	4,659	2	1,248	2	3.20%
2017	4.30%	5	5,321	2	1,403	2	3.59%
2018	4.82%	6	5,750	2	1,476	2	4.42%
2019	4.25%	8	13,773	5	3,544	5	2.77%
2020	3.27%	15	44,486	17	11,697	17	1.70%
2021	3.11%	21	70,045	27	17,846	27	1.65%
2022	4.89%	16	59,267	23	14,907	22	1.57%
2023	6.68%	3	50,632	19	13,078	20	0.47%

Total portfolio	4.41%	100%	$262,937	100%	$67,529	100%	2.10%

(1)	Average annual mortgage interest rate weighted by insurance in-force.
(2)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
Loss reserves in policy years 2008 and prior are outsized compared to their representation of risk in-force.
The size of these policy years at origination combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses Enact will experience on these policy years, they have become a smaller percentage of its total mortgage insurance portfolio. Loss reserves have shifted to newer book years, largely 2020 and later given their significant representation of risk in-force.
As of December 31, 2023, Enact’s 2016 and newer policy years represented approximately 97% of its primary risk in-force
and 78% of its total direct primary case reserves.
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
Pre-foreclosure
sales, acquisitions and other early workout and claim administration actions help to reduce overall claim severity. Enact’s average primary mortgage insurance claim severity was 97%, 94% and 103% for the years ended December 31, 2023, 2022 and 2021, respectively. The average claim severity for the years ended December 31, 2023 and 2022 was impacted by low claim volumes and lifetime home price appreciation. The average claim severities do not include the effects of agreements on non-performing
loans.
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
Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments as our actual claims experience will emerge over many years, or decades. For example, average claim reserves for new claims have trended higher over time as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts and higher inflation factors going on claim. Although new claim counts on our oldest long-term care insurance blocks of business will continue to decrease as the blocks run off, we are gaining more experience on our larger new blocks of business and fully expect continued overall growth in new claims as policyholders reach their peak claim years. Additionally, in our long-term care insurance business, we have observed an increase in the cost of care principally attributable to elevated inflation. Increases in cost of care have resulted in higher claim payments in our long-term care insurance business, which could have a material adverse impact on our liquidity, results of operations and financial condition if it persists. We will continue to monitor our experience and make changes to our assumptions and methodologies, as appropriate, for our long-term care insurance products. Even small changes in assumptions or small deviations of actual experience from assumptions could have, and in the past have had, material impacts on our reserve levels, results of operations and financial condition.
Under LDTI, the impacts of assumption updates and actual versus expected experience will continue to drive volatility in our long-term care insurance results, particularly for our unprofitable capped cohorts. It is important to note that quarterly variations resulting from assumption updates and actual versus expected experience are typically expected to be relatively small compared to the overall size of our liability for future policy benefits of $42.2 billion, at the locked-in
discount rate, for our long-term care insurance business as of December 31, 2023.
For a discussion of potential impacts of assumption updates and actual versus expected experience on our results of operations, see “Item 1A—Risk Factors—We may be required to increase our reserves as a result of deviations from our estimates and actuarial assumptions or other reasons, which could have a material adverse effect on our business, results of operations and financial condition.”
The financial condition of our long-term care insurance business is also impacted by interest rates. We remeasure our liability for future policy benefits and related reinsurance recoverables at the single-A
bond rate each quarter. As a result, our reported insurance liabilities are sensitive to movements in interest rates, which will likely result in continued volatility to our reserve balances and equity. For a discussion of the potential impacts and risks associated with changes in interest rates, see “Item 1A—Risk Factors—Interest rates and changes in rates, including changes in monetary policy to combat inflation, could materially adversely affect our business and profitability.”
In-force
rate actions and legal settlements
Given the ongoing challenges in our long-term care insurance business, we continue to pursue initiatives to improve the risk and profitability profile of our business, including premium rate increases and associated benefit reductions on our in-force
policies. Executing on our multi-year long-term care insurance in-force
rate action plan with premium rate increases and associated benefit reductions on our legacy long-term care insurance policies is critical to the business. For an update on in-force
rate actions, refer to the selected operating performance measures below.

In addition, we have reached certain legal settlements regarding alleged disclosure deficiencies in premium increases for long-term care insurance policies. The first legal settlement related to certain of our long-term care insurance policies, which represents approximately 20% of our block, was implemented beginning in 2021 and its implementation was materially completed in the second quarter of 2022. A second legal settlement on certain of our long-term care insurance policies, which represents 15% of our block, was implemented beginning in August 2022 and its implementation was materially completed in the fourth quarter of 2023. On March 27, 2023, a third similar settlement on certain of our long-term care insurance policies, which represents 35% of our block, became final. We began implementation of this settlement during the second quarter of 2023.
While the legal settlements are similar, their ultimate impact will depend on the policyholder election rates and the types of reduced benefits elected. Given our experience with the first and second settlements, we expect the third legal settlement to result in an overall net favorable economic impact to our long-term care insurance business as it reduces tail risk on these long-duration liabilities. While we expect renewal premiums to decline over time, the settlements could accelerate that decline if policyholders continue to elect non-forfeiture
and reduced benefit options, which have predominantly been the most prevalent policyholder elections for these legal settlements and which entitle the policyholder to reduced benefits in exchange for premiums already paid or a lower level of future premiums.
Fourth quarter assumption review
In the fourth quarter of 2023, our long-term care insurance products had an unfavorable pre-tax
impact of $61 million from cash flow assumption updates, including updates to our healthy life assumptions to better reflect near-term experience for cost of care, mortality, incidence and lapse. For our 2023 assumption updates, we generally did not include data after 2019 in setting any long-term assumptions, as we do not have sufficient information around longer-term effects of the pandemic, which is consistent with the approach for our 2022 assumptions. However, we made a favorable update to our disabled life mortality assumptions to reflect an expectation that mortality will continue at elevated levels in the near term post-COVID-19.
We also evaluated our assumptions regarding expectations of future premium rate increase approvals and benefit reductions and did not make significant changes to our multi-year in-force
rate action plan. However, we did increase our assumption for future approvals and benefit reductions given our current plans for rate increase filings and our historical experience regarding approvals and regulatory support, as well as benefit reductions and legal settlement results. We also updated our assumptions for the third legal settlement in the fourth quarter of 2023; however, the changes had a muted favorable income statement impact as this settlement impacts profitable uncapped cohorts.
In the fourth quarter of 2022, our long-term care insurance business had favorable assumption updates of $303 million, which reflected an expected reserve reduction, net of estimated settlement payments, attributable to the inclusion of the second legal settlement. This settlement primarily impacts older, unprofitable capped cohorts; therefore, it had an immediate impact to the fourth quarter of 2022 earnings.
Under statutory accounting, only changes to our claim reserve assumptions are reflected in statutory income. Assumption changes impacting active life reserves are included in cash flow testing margin, which only impacts statutory income if the margin falls below zero. We completed statutory cash flow testing for our life insurance subsidiaries in the fourth quarter of 2023 and concluded that the margin in GLIC was positive and within the $0.5 billion to $1.0 billion range. However, GLICNY had a negative margin and recorded additional statutory reserves of $87 million in 2023.
COVID-19
impacts
In our long-term care insurance products, we experienced a favorable impact on reserves and our operating results related to elevated mortality during
COVID-19.
Although it is not our practice to track cause of death for long-term care insurance policyholders and claimants, we believe the favorable mortality in our long-term care insurance business in early 2022 was likely impacted by
COVID-19.
We expected the impacts to be temporary, with disabled life mortality remaining elevated over the near term. We saw mortality levels trending back to pre-pandemic
levels in the latter half of 2022. In the first quarter of 2023, we experienced typical seasonally favorable mortality, but mortality was unfavorable for the remainder of 2023, consistent with seasonal trends.
We also experienced lower than expected new claims incidence in our long-term care insurance business during
COVID-19.
However, we are seeing new claims incidence trending back to pre-pandemic
levels. In addition, during the pandemic, a larger share of our claimants sought home care instead of facility-based care, and as the impacts of the pandemic subside, we have seen that trend reverse. We will continue to monitor long-term care insurance benefit utilization so that we can evaluate any long-term impact emerging from the pandemic.
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

Segment results of operations
The following table sets forth the results of operations relating to our Long-Term Care Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Revenues:
Premiums	$2,463	$2,500	$2,561	$(37)	(1)%	$(61)	(2)%
Net investment income	1,914	1,900	2,027	14	1%	(127)	(6)%
Net investment gains (losses)	114	19	257	95	NM (1)	(238)	(93)%
Policy fees and other income	—	—	1	—	— %	(1)	(100)%

Total revenues	4,491	4,419	4,846	72	2%	(427)	(9)%

Benefits and expenses:
Benefits and other changes in policy reserves	3,802	3,788	3,808	14	— %	(20)	(1)%
Liability remeasurement (gains) losses	321	(317)	68	638	NM (1)	(385)	NM (1)
Acquisition and operating expenses, net of deferrals	452	413	451	39	9%	(38)	(8)%
Amortization of deferred acquisition costs and intangibles	71	74	76	(3)	(4)%	(2)	(3)%

Total benefits and expenses	4,646	3,958	4,403	688	17%	(445)	(10)%

Income (loss) from continuing operations before income taxes	(155)	461	443	(616)	(134)%	18	4%
Provision (benefit) for income taxes	(3)	125	123	(128)	(102)%	2	2%

Income (loss) from continuing operations	(152)	336	320	(488)	(145)%	16	5%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	(114)	(19)	(257)	(95)	NM (1)	238	93%
Expenses related to restructuring	—	(1)	12	1	100%	(13)	(108)%
Taxes on adjustments	24	4	51	20	NM (1)	(47)	(92)%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(242)	$320	$126	$(562)	(176)%	$194	154%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
2023 compared to 2022
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
The change to an adjusted operating loss in 2023 from adjusted operating income in 2022 was largely driven by unfavorable cash flow assumption updates in 2023 compared to favorable updates in 2022. The change was also driven by adverse actual versus expected experience in 2023 primarily related to higher claims and unfavorable timing impacts related to the second legal settlement. We also experienced higher operating costs and lower premiums in 2023.
Revenues
Premiums decreased primarily driven by lower renewal premiums from policy terminations and policies entering paid-up
status, partially offset by $70 million of higher premiums from newly implemented in-force
rate actions in 2023.

Net investment income increased largely due to higher investment yields and higher income from limited partnerships and bank loans, partially offset by lower income from U.S. Government Treasury Inflation Protected Securities (“TIPS”). The increase was also partially offset by lower income from bond calls and commercial mortgage loan prepayments in 2023.
For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
Benefits and other changes in policy reserves increased primarily due to aging of the in-force
block, including higher interest accretion, as well as higher loss adjustment expenses, partially offset by policy terminations in 2023.
The liability remeasurement loss in 2023 was largely driven by adverse actual versus expected experience primarily related to higher claims and unfavorable timing impacts from the second legal settlement. In addition, cash flow assumption updates were unfavorable in 2023 primarily driven by unfavorable updates to our healthy life assumptions to better reflect near-term experience related to cost of care, mortality, incidence and lapse. This was partially offset by a favorable update to our disabled life mortality assumptions to reflect an expectation that mortality will continue at elevated levels in the near term post-COVID-19.
The liability remeasurement gain in 2022 resulted primarily from favorable cash flow assumption updates reflecting an expected reserve reduction, net of estimated settlement payments, attributable to the inclusion of the second legal settlement.
Acquisition and operating expenses, net of deferrals, increased principally from higher operating costs, partially offset by a lower accrual for legal settlement costs in 2023.
Provision (benefit) for income taxes.
The effective tax rate was 2.2% and 27.2% for the years ended December 31, 2023 and 2022, respectively. The decrease in the effective tax rate was primarily attributable to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income in relation to a pre-tax
loss in 2023.
2022 compared to 2021
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income increased largely driven by favorable cash flow assumption updates reflecting an expected reserve reduction, net of estimated settlement payments, attributable to the inclusion of the second legal settlement, partially offset by lower net investment income in 2022.
Revenues
Premiums decreased primarily driven by lower renewal premiums from policy terminations and policies entering paid-up
status, partially offset by $93 million of higher premiums from newly implemented in-force
rate actions in 2022.
Net investment income decreased largely from lower income of $169 million in 2022 mostly attributable to limited partnerships, as well as bond calls and commercial mortgage loan prepayments. The decrease was partially offset by higher income of $18 million from TIPS and higher average invested assets in 2022.
For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses
Benefits and other changes in policy reserves decreased primarily due to policy terminations, partially offset by aging of the in-force
block, including higher interest accretion, as well as higher loss adjustment expenses in 2022.
The liability remeasurement gain in 2022 was largely related to favorable cash flow assumption updates reflecting an expected reserve reduction, net of estimated settlement payments, attributable to the inclusion of the second legal settlement. The liability remeasurement loss in 2021 was primarily driven by unfavorable cash flow assumption updates largely related to an update to the benefit utilization trend to reflect expected future increases in cost of care, which drove significant updates to the in-force
rate action plan and related assumptions. The unfavorable assumption updates in 2021 were partially offset by favorable actual to expected experience related to claim terminations and in-force
rate actions.
Acquisition and operating expenses, net of deferrals, decreased principally from lower operating costs in 2022 and restructuring costs of $12 million in 2021 that did not recur, partially offset by a $20 million accrual for legal settlement costs in 2022.
Provision (benefit) for income taxes.
The effective tax rate was 27.2% and 27.9% for the years ended December 31, 2022 and 2021, respectively.
Long-Term Care Insurance selected operating performance measures
Under LDTI, we now include expectations for benefit reductions related to in-force
rate actions and legal settlements as well as settlement payments in our assumptions for the liability for future policy benefits, which have impacted and will continue to impact our reported U.S. GAAP financial results. There was no change in how we recognize premiums related to in-force
rate actions due to the adoption of LDTI.
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

	Years ended December 31			(Increase) decrease and percentage change
(Amounts in millions)	2023	2022	2021	2023 vs. 2022			2022 vs. 2021
Cash flow assumption updates	$52	$(335)	$227	$387	116%		$(562)	NM	(1)
Actual to expected experience	269	18	(159)	251	NM	(1)	177	111%

Total liability remeasurement (gains) losses	$321	$(317)	$68	$638	NM	(1)	$(385)	NM	(1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

For additional discussion of the change in liability remeasurement (gains) losses, see the comparison for this line item above in “—Segment results of operations.”
In-force
rate actions
As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to ensure the continued self-sustainability of our long-term care insurance business over time and reduce the strain on its earnings and capital.
The following table sets forth filing approvals as part of our multi-year in-force
rate action plan for the years ended December 31:

(Dollar amounts in millions)	2023	2022	2021
State filings approved	117	139	173
Impacted in-force premiums	$697	$1,143	$1,095
Weighted-average percentage rate increase approved	51%	48%	37%
Gross incremental premiums approved	$354	$549	$403
We estimate that the cumulative economic benefit of approved rate actions in our long-term care insurance multi-year in-force
rate action plan from 2012 through December 31, 2023 was approximately $28.0 billion, on a net present value basis, which includes our current updated assumptions regarding future premiums and benefit reductions from approved rate actions and legal settlements. The $28.0 billion net present value of progress achieved has grown significantly since December 31, 2022, including $2.0 billion of value from rate action approvals and settlement implementations in 2023 and an increase of $2.5 billion of the value of benefit reductions connected with our previously achieved rate actions and settlements, including the impact of our assumption updates.
During the year ended December 31, 2023, we also submitted 144 new filings on approximately $989 million in annualized in-force
premiums.
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
Results of our life insurance and annuity products are also impacted by interest rates. For a discussion of the potential impacts and risks associated with changes in interest rates, see “Item 1A—Risk Factors—Interest rates and changes in rates, including changes in monetary policy to combat inflation, could materially adversely affect our business and profitability.”
Life insurance
Results of our life insurance products are impacted primarily by mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors.
Mortality levels may deviate each period from historical trends. Overall mortality experience was less unfavorable during 2023 as compared to 2022. In our life insurance products,
COVID-19
deaths significantly declined during 2023 from the levels in 2022. We have experienced unfavorable mortality compared to our then-current and priced-for
assumptions in recent years for our universal life insurance block. We have also been experiencing higher mortality related charges resulting in an increase in rates charged by our reinsurance partners reflecting natural block aging and unfavorable mortality compared to expectations.
In the fourth quarter of 2023, our life insurance products had an unfavorable impact from cash flow assumption updates of $226 million reflecting updates to our persistency and mortality assumptions. We made an unfavorable update to our persistency assumptions particularly in certain universal life insurance products with secondary guarantees to better reflect emerging experience, consistent with others in the industry. However, given the relatively small size and characteristics of our closed block, we believe we experienced a smaller impact from our assumption updates relative to others in the industry with larger blocks. We also made unfavorable updates to our mortality assumption in our term universal, universal and term life insurance products to better reflect emerging experience related to more modest mortality improvement and to include an expectation that mortality will continue at elevated levels in the near term post-COVID-19.
Our 2023 assumption review considered trends during the pandemic years, but updates to our long-term assumptions generally excluded experience data after 2019, as we do not have sufficient information around the long-term effects of
COVID-19.
However, similar to our long-term care insurance products, we assessed near-term mortality trends as we continue to evaluate the long-term implications of
COVID-19.
In 2022, we made favorable cash flow assumption updates of $37 million in our universal and term universal life insurance products primarily related to higher interest rates.
Certain of our universal life insurance products with secondary guarantees are subject to additional reserves on a statutory basis using a regulatory prescribed reinvestment rate. Given the increase in rates, we experienced a favorable benefit from the reinvestment rate in 2023, which more than offset negative assumption updates from a statutory income perspective.
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

As part of our fourth quarter of 2023 review of our cash flow assumptions, we focused on mortality and lapse assumptions in our fixed annuity products and made modest updates based on recent experience.
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

Segment results of operations
The following table sets forth the results of operations relating to our Life and Annuities segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Revenues:
Premiums	$207	$234	$(136)	$(27)	(12)%	$370	NM (1)
Net investment income	1,042	1,083	1,195	(41)	(4)%	(112)	(9)%
Net investment gains (losses)	(49)	(4)	74	(45)	NM (1)	(78)	(105)%
Policy fees and other income	646	669	718	(23)	(3)%	(49)	(7)%

Total revenues	1,846	1,982	1,851	(136)	(7)%	131	7%

Benefits and expenses:
Benefits and other changes in policy reserves	963	620	648	343	55%	(28)	(4)%
Liability remeasurement (gains) losses	266	27	174	239	NM (1)	(147)	(84)%
Changes in fair value of market risk benefits and associated hedges	(12)	(104)	(160)	92	88%	56	35%
Interest credited	503	504	511	(1)	—%	(7)	(1)%
Acquisition and operating expenses, net of deferrals	213	604	233	(391)	(65)%	371	159%
Amortization of deferred acquisition costs and intangibles	181	240	291	(59)	(25)%	(51)	(18)%

Total benefits and expenses	2,114	1,891	1,697	223	12%	194	11%

Income (loss) from continuing operations before income taxes	(268)	91	154	(359)	NM (1)	(63)	(41)%
Provision (benefit) for income taxes	(59)	16	30	(75)	NM (1)	(14)	(47)%

Income (loss) from continuing operations	(209)	75	124	(284)	NM (1)	(49)	(40)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	49	4	(74)	45	NM (1)	78	105%
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	(22)	(142)	(210)	120	85%	68	32%
Expenses related to restructuring	—	(1)	5	1	100%	(6)	(120)%
Pension plan termination costs	—	8	—	(8)	(100)%	8	NM (1)
Taxes on adjustments	(6)	28	59	(34)	(121)%	(31)	(53)%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(188)	$(28)	$(96)	$(160)	NM (1)	$68	71%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)
For the years ended December 31, 2023, 2022 and 2021, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(10) million, $(38) million and $(50) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the products included in our Life and Annuities segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change		Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$(275)	$(111)	$(201)	$(164)	(148)%	$90	45%
Fixed annuities	50	62	83	(12)	(19)%	(21)	(25)%
Variable annuities	37	21	22	16	76%	(1)	(5)%

Total adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(188)	$(28)	$(96)	$(160)	NM (1)	$68	71%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
2023 compared to 2022
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•
The adjusted operating loss in our life insurance products increased largely from $179 million of unfavorable updates to our persistency and mortality assumptions, as well as lower premiums reflecting runoff of our in-force
blocks in 2023. These adverse developments were partially offset by lower DAC amortization related to higher lapses in 2022 and a $20 million legal settlement expense in 2022 that did not recur.

•
Adjusted operating income in our fixed annuity products decreased mainly attributable to lower net spreads primarily related to block runoff, partially offset by favorable mortality experience in 2023.

•
Adjusted operating income in our variable annuity products increased predominantly due to aging of our in-force
block, partially offset by a decrease in fee income driven by lower account value in 2023.

Revenues
Premiums
. The decrease was driven by our life insurance products largely due to the continued runoff of our in-force
blocks in 2023.
Net investment income
.

The decrease was primarily attributable to lower average invested assets driven mostly by block runoff in our fixed annuity products, partially offset by higher investment yields in 2023.
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
blocks in 2023.
Benefits and expenses
Benefits and other changes in policy reserves

•
Our fixed annuity products increased $352 million primarily from a third-party recapture of $372 million of certain single premium immediate annuity contracts in 2022 that did not recur, partially offset by favorable mortality in 2023.

•
Our life insurance products decreased $11 million primarily from less unfavorable mortality, partially offset by an increase in cost of reinsurance reserves related to a ceded reinsurance transaction in the fourth quarter of 2023.

Liability remeasurement (gains) losses
. The increase in the liability remeasurement loss was largely attributable to a $244 million increase in our life insurance products principally driven by unfavorable updates to our persistency assumptions for certain universal life insurance products with secondary guarantees and unfavorable mortality updates, including more modest mortality improvement, in our term universal, universal and term life insurance products. The unfavorable assumption updates were partially offset by net favorable impacts related to a ceded reinsurance transaction in the fourth quarter of 2023.
Changes in fair value of market risk benefits and associated hedges

•
Our variable annuity products had an unfavorable variance of $50 million principally driven by higher derivative losses and lower interest rate increases, partially offset by favorable equity market impacts as well as lower attributed fees and higher benefit payments due to aging of our in-force
block in 2023.

•	Our fixed annuity products had an unfavorable variance of $42 million primarily attributable to lower interest rate increases, partially offset by favorable equity market impacts in 2023.
Acquisition and operating expenses, net of deferrals

•	Our fixed annuity products decreased $363 million primarily due to a payment of $365 million in 2022 related to the recapture of certain single premium immediate annuity contracts by a third party.

•
Our life insurance products decreased $23 million primarily due to a legal settlement expense of $25 million and pension plan termination costs of $8 million in 2022 that did not recur. These decreases were partially offset by higher costs associated with an outsourcing arrangement in 2023.

Amortization of deferred acquisition costs and intangibles.
The decrease was primarily related to our life insurance products largely due to higher lapses in 2022 as our
20-year
level premium period business written in 2002 entered its post-level premium period.
Provision for income taxes.
The effective tax rate was 22.1% and 18.2% for the years ended December 31, 2023 and 2022, respectively. The increase in the effective tax rate was primarily attributable to tax benefits from tax favored items in relation to a pre-tax
loss in 2023.
2022 compared to 2021
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•
The adjusted operating loss in our life insurance products decreased largely from favorable cash flow assumption updates in our universal and term universal life insurance products in 2022 related to higher interest rates compared to unfavorable cash flow assumption updates in 2021 primarily driven by unfavorable pre-COVID-19
mortality. The decrease was also attributable to lower DAC amortization primarily driven by lapse experience in our term life insurance products.

•	Adjusted operating income in our fixed annuity products decreased mainly attributable to lower net spreads primarily related to block runoff, partially offset by favorable mortality in 2022.

•	Adjusted operating income in our variable annuity products was relatively flat in 2022 compared to 2021.
Revenues
Premiums
. The increase was driven by our life insurance products largely due to lower ceded premiums, partially offset by the continued runoff of our in-force
blocks in 2022. In 2021, we ceded $360 million of certain term life insurance premiums in connection with a reinsurance transaction.

Net investment income
.

The decrease was primarily attributable to lower average invested assets driven mostly by block runoff in our fixed annuity products, as well as lower bond calls and commercial mortgage loan prepayments in 2022.
Net investment gains (losses)
. For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Policy fees and other income.
The decrease was principally from lower product charges in our life insurance products driven mostly by the runoff of our in-force
blocks and lower fee income in our variable annuity products driven mostly by a decline in average account value in 2022.
Benefits and expenses
Benefits and other changes in policy reserves

•	Our fixed annuity products decreased $395 million primarily from a third-party recapture of $372 million of certain single premium immediate annuity contracts and from favorable mortality in 2022.

•
Our life insurance products increased $352 million primarily from higher ceded reinsurance in 2021, partially offset by favorable mortality experience in 2022. We ceded $360 million of certain term life insurance reserves in connection with a reinsurance transaction in 2021.

•	Our variable annuity products increased $15 million primarily from unfavorable equity market performance and aging of the in-force block in 2022.
Liability remeasurement (gains) losses

•
The liability remeasurement loss in our life insurance products decreased $117 million mainly attributable to favorable cash flow assumption updates in our universal and term universal life insurance products in 2022 compared to unfavorable updates in 2021. The favorable cash flow assumption updates in 2022 were primarily related to higher interest rates. The unfavorable cash flow assumption updates in 2021 were primarily driven by unfavorable pre-COVID-19
mortality.

•
Our fixed annuity products had a liability remeasurement gain of $5 million in 2022 compared to a loss of $25 million in 2021. The liability remeasurement loss in 2021 was largely driven by unfavorable mortality assumption updates.

Changes in fair value of market risk benefits and associated hedges

•
Our variable annuity products had an unfavorable variance of $75 million principally driven by unfavorable equity market impacts, partially offset by higher interest rates and derivative gains in 2022.

•	Our fixed annuity products had a favorable variance of $19 million primarily attributable to higher interest rates, partially offset by unfavorable equity market impacts in 2022.
Acquisition and operating expenses, net of deferrals.
The increase was largely attributable to our fixed annuity products primarily due to a payment of $365 million in 2022 related to the recapture of certain single premium immediate annuity contracts by a third party.
Amortization of deferred acquisition costs and intangibles.
The decrease was primarily driven by lapse experience in our term life insurance products.
Provision for income taxes.
The effective tax rate was 18.2% and 19.8% for the years ended December 31, 2022 and 2021, respectively.

Life and Annuities selected operating performance measures
Life insurance
The following table sets forth selected operating performance measures regarding our life insurance products as of the dates indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2021	2023 vs. 2022
Term and whole life insurance
Life insurance in-force, net of reinsurance	$44,121	$48,162	$47,297	$(4,041)	(8)%
Life insurance in-force, before reinsurance	$270,950	$300,145	$332,793	$(29,195)	(10)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$90,427	$92,719	$99,471	$(2,292)	(2)%
Life insurance in-force, before reinsurance	$91,024	$93,336	$100,119	$(2,312)	(2)%
Universal life insurance
Life insurance in-force, net of reinsurance	$28,710	$29,798	$31,117	$(1,088)	(4)%
Life insurance in-force, before reinsurance	$32,199	$33,622	$35,228	$(1,423)	(4)%
The decrease in insurance
in-force
in our life insurance products reflects the continued runoff of our in-force
blocks.

Corporate and Other
Results of operations
The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Revenues:
Premiums	$9	$6	$6	$3	50%	$—	— %
Net investment income	19	8	7	11	138%	1	14%
Net investment gains (losses)	(28)	(15)	(7)	(13)	(87)%	(8)	(114)%
Policy fees and other income	(2)	—	1	(2)	NM (1)	(1)	(100)%

Total revenues	(2)	(1)	7	(1)	(100)%	(8)	(114)%

Benefits and expenses:
Benefits and other changes in policy reserves	(9)	(11)	(6)	2	18%	(5)	(83)%
Acquisition and operating expenses, net of deferrals	65	41	84	24	59%	(43)	(51)%
Amortization of deferred acquisition costs and intangibles	1	—	2	1	NM (1)	(2)	(100)%
Interest expense	66	54	109	12	22%	(55)	(50)%

Total benefits and expenses	123	84	189	39	46%	(105)	(56)%

Loss from continuing operations before income taxes	(125)	(85)	(182)	(40)	(47)%	97	53%
Benefit for income taxes	(20)	(16)	(53)	(4)	(25)%	37	70%

Loss from continuing operations	(105)	(69)	(129)	(36)	(52)%	60	47%
Adjustments to loss from continuing operations:
Net investment (gains) losses	28	15	7	13	87%	8	114%
(Gains) losses on early extinguishment of debt	(2)	6	45	(8)	(133)%	(39)	(87)%
Expenses related to restructuring	4	1	14	3	NM (1)	(13)	(93)%
Taxes on adjustments	(6)	(5)	(13)	(1)	(20)%	8	62%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(81)	$(52)	$(76)	$(29)	(56)%	$24	32%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
2023 compared to 2022
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss increased primarily from higher expenses related to CareScout growth initiatives and higher interest expense attributable to Genworth Holdings’ junior subordinated notes, partially offset by higher net investment income in 2023.
Revenues
Net investment income increased largely from higher investment yields in 2023.
For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses
Acquisition and operating expenses, net of deferrals, increased primarily from higher expenses related to CareScout growth initiatives and higher employee-related expenses, partially offset by gains on the early extinguishment of certain of Genworth Holdings’ debt in 2023 compared to losses in 2022.
Interest expense increased largely driven by a higher floating rate of interest on Genworth Holdings’ junior subordinated notes in 2023, partially offset by the early redemption in 2022 of Genworth Holdings’ senior notes due in 2024.
The benefit for income taxes increased primarily related to a higher pre-tax
loss in 2023, partially offset by a state tax benefit in 2022 that did not recur.
2022 compared to 2021
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss decreased primarily related to lower interest expense in 2022, partially offset by tax benefits of $21 million in 2021 from a reduction in uncertain tax positions due to the expiration of certain statute of limitations that did not recur.
Revenues
For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
Benefits and other changes in policy reserves decreased primarily related to inter-segment transactions.
Acquisition and operating expenses, net of deferrals, decreased mainly driven by $24 million of lower make-whole premiums on the early redemption of Genworth Holdings’ senior notes and $15 million of lower net losses related to the repurchase of Genworth Holdings’ senior notes in 2022, as well as $13 million of lower restructuring costs. These decreases were partially offset by higher expenses related to CareScout growth initiatives in 2022.
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
pre-tax
loss in 2022.
Investments and Derivative Instruments
Trends and conditions
Investments
During the year ended December 31, 2023, our investments portfolio was impacted, and we believe will continue to be impacted, by the following macroeconomic trends.

•	The U.S. Federal Reserve increased interest rates by 100 basis points, bringing the upper end of the target range to the highest level since 2001.

•
During the fourth quarter of 2023, the
ten-year
U.S. Treasury yield rose to its highest level since 2007, but U.S. Treasury yields decreased compared to September 30, 2023. Although the two-year
U.S. Treasury yield remained above the
ten-year
U.S. Treasury yield in 2023, the differential between the
two-year
yield and the
ten-year
yield declined compared to December 31, 2022.

•	Credit spreads tightened and credit market performance remained resilient as macroeconomic data continued to support market optimism for a soft economic landing in 2023.

•
Bank deposits stabilized in the second half of 2023 after three regional banks were taken into receivership by the Federal Deposit Insurance Corporation in early 2023. At this time, we believe our investment portfolio is well positioned and any risks to valuations as a result of the pressures in the regional banking system and commercial real estate are manageable.

•	As of December 31, 2023, our fixed maturity securities portfolio, which was 96% investment grade, comprised 75% of our total invested assets and cash.
Derivatives

•	As of December 31, 2023, $1.3 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”).

•
The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of December 31, 2023, we posted initial margin of $79 million to our clearing agents, which represented $39 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings.

•
As of December 31, 2023, $11.4 billion notional of our derivatives portfolio was in bilateral OTC derivative transactions pursuant to which we have posted aggregate independent amounts of $464 million and are holding collateral from counterparties in the amount of $19 million.

Investment results
The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the years ended December 31:

							Increase (decrease)
	2023		2022		2021		2023 vs. 2022		2022 vs. 2021
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities— taxable	4.5%	$2,244	4.5%	$2,296	4.5%	$2,411	—%	$(52)	—%	$(115)
Fixed maturity securities— non-taxable	4.2%	3	4.7%	5	5.6%	7	(0.5)%	(2)	(0.9)%	(2)
Equity securities	3.0%	11	4.0%	10	4.0%	9	(1.0)%	1	—%	1
Commercial mortgage loans	4.4%	302	4.6%	321	5.5%	376	(0.2)%	(19)	(0.9)%	(55)
Policy loans	10.2%	224	10.0%	211	9.3%	189	0.2%	13	0.7%	22
Limited partnerships (1)	4.5%	117	4.7%	99	15.7%	223	(0.2)%	18	(11.0)%	(124)
Other invested assets (2)	50.5%	279	59.9%	267	69.7%	241	(9.4)%	12	(9.8)%	26
Cash, cash equivalents, restricted cash and short-term investments	4.7%	95	1.2%	20	—%	1	3.5%	75	1.2%	19

Gross investment income before expenses and fees	5.1%	3,275	5.0%	3,229	5.2%	3,457	0.1%	46	(0.2)%	(228)
Expenses and fees	(0.2)%	(92)	(0.2)%	(83)	(0.1)%	(87)	—%	(9)	(0.1)%	4

Net investment income	4.9%	$3,183	4.8%	$3,146	5.1%	$3,370	0.1%	$37	(0.3)%	$(224)

Average invested assets and cash		$64,637		$65,160		$66,099		$(523)		$(939)

(1)	Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.
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
Gross annualized weighted-average investment yields increased in 2023 compared to 2022 primarily driven by higher investment income on lower average invested assets. Net investment income included higher returns of $75 million primarily on our short-term investments due to higher interest rates, $18 million of higher limited partnership income and $15 million of higher income from bank loans, partially offset by $41 million of lower income related to inflation-driven volatility on TIPS and $26 million of lower bond calls and commercial mortgage loan prepayments.
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

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2023	2022	2021
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$29	$28	$67
Realized losses	(154)	(102)	(10)

Net realized gains (losses) on available-for-sale fixed maturity securities	(125)	(74)	57
Net realized gains (losses) on equity securities sold	(1)	—	(7)
Net realized gains (losses) on limited partnerships	—	—	3

Total net realized investment gains (losses)	(126)	(74)	53

Net change in allowance for credit losses on available-for-sale fixed maturity securities	(7)	—	(6)
Write-down of available-for-sale fixed maturity securities	(1)	(2)	(1)
Net unrealized gains (losses) on equity securities still held	53	(35)	1
Net unrealized gains (losses) on limited partnerships	111	71	264
Commercial mortgage loans	(5)	4	(3)
Derivative instruments	7	32	13
Other	(9)	2	1

Net investment gains (losses)	$23	$(2)	$322

2023 compared to 2022

•
We recorded $125 million of net losses related to the sale of available-for-sale
fixed maturity securities in 2023 compared to $74 million in 2022. The net losses in 2023 were primarily related to portfolio repositioning and liquidity management, as well as regional bank exposure management, including a $15 million loss related to the sale of First Republic Bank U.S. corporate bonds.

•
We recorded net unrealized gains on equity securities of $53 million in 2023 driven by favorable equity market performance compared to net unrealized losses of $35 million in 2022 from unfavorable performance. We recorded $40 million of higher net unrealized gains on limited partnerships driven by more favorable private equity market performance in 2023. We also recorded an allowance for credit losses on available-for-sale
fixed maturity securities of $7 million in 2023.

•
Net investment gains related to derivatives decreased in 2023 primarily from losses on hedging programs that support our fixed indexed annuity products compared to gains in 2022, lower gains on hedging programs that support our indexed universal life insurance products and losses from forward bond purchase commitments in 2023. These decreases were partially offset by gains on equity index options in 2023 compared to losses in 2022.

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

Investment portfolio
The following table sets forth our cash, cash equivalents and invested assets as of December 31:

	2023		2022
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Available-for-sale fixed maturity securities:
Public	$32,189	51%	$31,757	53%
Private	14,592	24	14,826	24
Equity securities	396	1	319	1
Commercial mortgage loans, net	6,802	10	7,010	11
Policy loans	2,220	4	2,139	3
Limited partnerships	2,821	5	2,331	4
Other invested assets	731	1	566	1
Cash, cash equivalents and restricted cash	2,215	4	1,799	3

Total cash, cash equivalents and invested assets	$61,966	100%	$60,747	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for these line items under “—Consolidated Balance Sheets.” See note 5 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to our investment portfolio.
We hold fixed maturity and equity securities, limited partnerships, derivatives, embedded derivatives and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of December 31, 2023, approximately 7% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 21 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to fair value.

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

	As of December 31,
(Amounts in millions)	2023			2022
NRSRO designation	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
Public fixed maturity securities
AAA	$2,779	$2,559	8%	$6,394	$6,067	19%
AA	6,461	6,170	19	3,146	2,859	9
A	9,474	9,287	29	8,860	8,398	27
BBB	14,346	13,645	42	14,964	13,623	43
BB	518	498	2	839	776	2
B	32	30	—	37	34	—
CCC and lower	—	—	—	—	—	—

Total public fixed maturity securities	$33,610	$32,189	100%	$34,240	$31,757	100%

Private fixed maturity securities
AAA	$866	$832	6%	$876	$825	6%
AA	1,574	1,477	10	1,562	1,421	10
A	4,398	4,043	28	4,675	4,170	28
BBB	7,709	7,126	48	8,129	7,221	48
BB	1,037	975	7	1,217	1,076	7
B	149	117	1	135	113	1
CCC and lower	7	7	—	—	—	—
Not rated	15	15	—	—	—	—

Total private fixed maturity securities	$15,755	$14,592	100%	$16,594	$14,826	100%

Total fixed maturity securities
AAA	$3,645	$3,391	7%	$7,270	$6,892	15%
AA	8,035	7,647	16	4,708	4,280	9
A	13,872	13,330	29	13,535	12,568	27
BBB	22,055	20,771	45	23,093	20,844	45
BB	1,555	1,473	3	2,056	1,852	4
B	181	147	—	172	147	—
CCC and lower	7	7	—	—	—	—
Not rated	15	15	—	—	—	—

Total fixed maturity securities	$49,365	$46,781	100%	$50,834	$46,583	100%

We invest in privately placed fixed maturity securities to increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities. Generally, private placements provide us with protective covenants, call protection features and, where applicable, a higher level of collateral. However, our private placements are not as freely transferable as public securities because of restrictions imposed by federal and state securities laws, the terms of the securities and the characteristics of the private market. Based upon fair value, public fixed maturity securities represented 69% and 68%, respectively, of total fixed maturity securities as of December 31, 2023 and 2022. Private fixed maturity securities represented 31% and 32%, respectively, of total fixed maturity securities as of December 31, 2023 and 2022.
We diversify our corporate securities by industry and issuer. As of December 31, 2023, our combined holdings in the 10 corporate issuers to which we had the greatest exposure was $1.8 billion, which was approximately 3% of our total cash, cash equivalents and invested assets. The exposure to the largest single corporate issuer held as of December 31, 2023 was $273 million, which was less than 1% of our total cash, cash equivalents and invested assets. See note 5 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on diversification by sector.
Other invested assets
The following table sets forth the carrying values of our other invested assets as of December 31:

	2023		2022
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Bank loan investments	$529	72%	$467	82%
Derivatives	131	18	50	9
Short-term investments	27	4	3	1
Other investments	44	6	46	8

Total other invested assets	$731	100%	$566	100%

Bank loan investments increased from funding of additional investments, partially offset by principal payments in 2023. Derivatives increased largely from higher contracted notional interest rates on forward bond purchase commitments in excess of current market rates.

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

(Notional in millions)	Measurement	December 31, 2022	Additions	Maturities/ terminations	December 31, 2023
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,542	$1,857	$(1,424)	$8,975
Foreign currency swaps	Notional	144	—	(13)	131
Forward bond purchase commitments	Notional	—	1,075	—	1,075

Total cash flow hedges		8,686	2,932	(1,437)	10,181

Total derivatives designated as hedges		8,686	2,932	(1,437)	10,181

Derivatives not designated as hedges
Equity index options	Notional	936	729	(963)	702
Financial futures	Notional	1,403	5,488	(5,640)	1,251
Forward bond purchase commitments	Notional	—	500	—	500

Total derivatives not designated as hedges		2,339	6,717	(6,603)	2,453

Total derivatives		$11,025	$9,649	$(8,040)	$12,634

(Number of policies)	Measurement	December 31, 2022	Additions	Maturities/ terminations	December 31, 2023
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	7,315	—	(1,489)	5,826
Indexed universal life embedded derivatives	Policies	771	—	(22)	749
The increase in the notional value of derivatives was primarily attributable to the addition of forward bond purchase commitments and interest rate swaps that support our long-term care and universal life insurance businesses, partially offset by a decrease in equity index options used to support our fixed indexed annuity products.
The number of policies with embedded derivatives decreased as these products are no longer being offered and continue to runoff.
Critical Accounting Estimates
The accounting estimates and assumptions (including sensitivities) discussed in this section are those that we consider to be critical to an understanding of our consolidated financial statements because their application places significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. For all of these accounting estimates and assumptions (including sensitivities), we caution that future events seldom develop as estimated and management’s best estimates often require adjustment. See “Cautionary Note Regarding Forward-looking Statements.” For a detailed discussion of our significant accounting policies, see note 2 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

The sensitivities in the tables below are changes that we consider to be reasonably possible given historical changes in market conditions and our experience with these products. The impacts are discrete and do not reflect the impact one factor may have on another. In any period and over time, our actual experience may have a positive or negative variance from our long-term assumptions, either singularly or collectively, and these variances may offset each other.
Liability for future policy benefits
The measurement of the liability for future policy benefits reflects estimates and actuarial assumptions and methodologies which involve the exercise of significant judgment and are inherently uncertain. Because these assumptions relate to factors that are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Establishing assumptions for the liability for future policy benefits is complex and involves many factors. Any future adverse changes in our assumptions would likely result in the establishment of additional future policy benefit reserves with a corresponding loss recognized in net income (loss). Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in determining our liability for future policy benefits. Even small changes in assumptions or small deviations of actual experience from assumptions could have, and in the past have had, material impacts on our reserve levels, results of operations and financial condition. Moreover, for our long-term care insurance products, we may not be able to mitigate the impact of unexpected adverse experience by increasing premiums and/or other charges to policyholders (where we have the right to do so) or by offering benefit reductions as an alternative to increasing premiums.
The liability for future policy benefits is equal to the present value of expected future benefits and claim-related expenses, less the present value of expected future net premiums. Cash flow assumptions, as applicable, used to estimate the liability for future policy benefits include health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force
from one period to the next), insured mortality (i.e., life expectancy or longevity), insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates), estimates of future in-force
rate actions, which include premium rate increases and benefit reductions associated with our long-term care insurance products. The liability is measured for each group of contracts, or cohorts, using best estimate cash flow assumptions, which are reviewed at least annually in the fourth quarter or more frequently if actual experience indicates a change is required. The change in the liability for future policy benefits, at the locked-in
discount rate, resulting from cash flow assumption updates and variances between actual and expected experience is reflected as liability remeasurement (gains) losses in the consolidated statements of income.
See notes 2 and 10 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to the liability for future policy benefits.
Long-term care insurance
Key cash flow assumptions used to estimate the liability for future policy benefits for our long-term care insurance products include claim termination rates, incidence and benefit utilization rates, mortality, lapse rates and in-force
rate actions. Claim termination rates represent the expected rates at which claims end. Incidence rates represent the likelihood the policyholder will go on claim. Benefit utilization rates represent how much of the available policy benefits are expected to be used.
In-force
rate actions represent the remaining premium rate increases and associated benefit reductions not yet achieved in our long-term care insurance multi-year in-force
rate action plan and are based on our best estimate given our current plans for rate increase filings and our historical experience regarding rate increase approvals.
In-force
rate actions also include cash payments made to policyholders who elect certain reduced benefit options in connection with legal settlements, referred to as settlement payments.

In the fourth quarter of 2023, liability remeasurement gains (losses) within net income included unfavorable cash flow assumption updates of $61 million primarily related to updates to our healthy life assumptions to better reflect near-term experience, partially offset by a favorable update to disabled life mortality assumptions to reflect an expectation that mortality will continue at elevated levels in the near term post-COVID-19.
Updates also included favorable assumption updates for future in-force
rate action approvals and benefit reductions based on recent favorable rate increase approval experience and feedback from regulators, along with the reflection of the third legal settlement, which had a muted favorable income statement impact in the fourth quarter of 2023 because it primarily impacted profitable uncapped cohorts. In the fourth quarter of 2022, liability remeasurement gains (losses) within net income included favorable cash flow assumption updates of $303 million reflecting an expected reserve reduction, net of estimated settlement payments, attributable to the inclusion of the second legal settlement, which primarily impacted capped cohorts.
A summary of certain of our significant estimates and assumptions used in the calculation of our long-term care insurance liability for future policy benefits, net of reinsurance recoverable, was as follows for the years ended December 31:

			Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Present value of expected net premiums (1)	$15,333	$16,691	$(1,358)	(8)%
Present value of expected future policy benefits (1)	$50,095	$50,551	$(456)	(1)%

(1)	At the locked-in discount rate.
The following sensitivities reflect hypothetical unfavorable changes to certain of our significant estimates and assumptions and the associated impact it would have on liability remeasurement gains (losses) within pre-tax
income for the year ended December 31, 2023:

(Amounts in millions)
5% increase in future claim costs (1)	$(1,490)
Reduction in claim termination rates (2)	$(290)
10% reduction in benefit of future in-force rate actions (3)	$(175)

(1)
Reflects the impact of an unfavorable assumption change for claim terminations, incidence or benefit utilization rates (any discrete adverse assumption changes therefrom or in combination with, that results in our future claim costs increasing by 5%).

(2)	Reflects the impact of a 3% decrease in mortality and 8% decrease in lapse rates.
(3)	Reflects the impact of an unfavorable change to our assumptions for future premium rate increases and benefit reductions.
Life insurance
Key cash flow assumptions used to estimate the liability for future policy benefits for our life insurance products include mortality and lapse rates.
In the fourth quarter of 2023, liability remeasurement gains (losses) within net income included unfavorable cash flow assumption updates of $56 million primarily as a result of updates to our mortality assumptions, including emerging experience related to more modest mortality improvement and an expectation that mortality will continue at elevated levels in the near-term post-COVID-19.
There were no cash flow assumption changes for our life insurance products in the fourth quarter of 2022.

A summary of certain of our significant estimates used in the calculation of our life insurance liability for future policy benefits, net of reinsurance recoverable, was as follows for the years ended December 31:

			Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Present value of expected net premiums (1)	$1,835	$1,573	$262	17%
Present value of expected future policy benefits (1)	$2,192	$2,127	$65	3%

(1)
At the
locked-in
discount rate and excluding the impacts of flooring adjustments. See note 2 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

The following sensitivities reflect hypothetical unfavorable changes to certain of our significant estimates and assumptions and the associated impact it would have on liability remeasurement gains (losses) within pre-tax
income for the year ended December 31, 2023:

(Amounts in millions)
2% higher mortality	$(20)
10% increase in lapses	$(60)
Fixed annuities
The key cash flow assumption used to estimate the liability for future policy benefits for our fixed annuity products is mortality.
In the fourth quarters of 2023 and 2022, our annual review of cash flow assumptions had no impact on liability remeasurement gains (losses) within net income for our fixed annuity products.
A summary of certain of our significant estimates and assumptions used in the calculation of our fixed annuities liability for future policy benefits, net of reinsurance recoverable, was as follows for the years ended December 31:

			Increase (decrease) and percentage change
(Amounts in millions)	2023	2022	2023 vs. 2022
Total present value of expected future policy benefits (1)	$2,691	$2,897	$(206)	(7)%

(1)	At the locked-in discount rate.
The following sensitivities reflect hypothetical unfavorable changes to certain of our significant estimates and assumptions and the associated impact it would have on liability remeasurement gains (losses) within pre-tax
income for the year ended December 31, 2023:

(Amounts in millions)
10% lower mortality	$(60)
Policyholder account balances – additional insurance liabilities
The liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date for investment-type and universal and term universal life insurance contracts. We are also required to establish additional benefit reserves for guarantees or product features in addition to the contract value where the additional benefit reserves are calculated by applying a benefit ratio to accumulated contractholder assessments, and then deducting accumulated paid claims, commonly referred to as the additional insurance liability. The benefit ratio is equal to the present value of total expected benefit payments over the life of the contract divided by the present value of total expected assessments over the life of the contract, discounted by the projected crediting rate. The assumptions used to calculate the benefit ratio include insured mortality, interest rates and policyholder persistency or lapses, among other assumptions.
We perform an annual review of assumptions for our universal and term universal life insurance products in the fourth quarter. Our 2023 review resulted in an expense recorded to pre-tax
income of $200 million primarily to reflect unfavorable persistency and mortality assumptions. We made unfavorable updates to our persistency assumptions in our universal life insurance products with secondary guarantees to better reflect emerging experience. We also made unfavorable updates to our mortality assumptions in universal and term universal life insurance products to better reflect emerging experience related to more modest mortality improvement and to include an expectation that mortality will continue at elevated levels in the near term post-COVID-19.
Our 2022 review resulted in a benefit recorded to
pre-tax
income of $37 million largely associated with higher interest rates.
The following sensitivities reflect hypothetical unfavorable changes to certain of our significant estimates and assumptions and the associated impact it would have on liability remeasurement gains (losses) within pre-tax
income for the year ended December 31, 2023:

(Amounts in millions)
100 basis point decrease in projected crediting rates	$(50)
10% increase in persistency	$(213)
2% higher mortality	$(42)
Liability for policy and contract claims
The liability for policy and contract claims represents the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. The estimated liability includes requirements for future payments of: (i) losses that have been reported to the insurer; (ii) losses related to insured events that have occurred but that have not been reported to the insurer as of the date the liability is estimated; and (iii) loss adjustment expenses. Loss adjustment expenses include costs incurred in the claim settlement process such as legal fees and costs to record, process and adjust claims.
Our liability for policy and contract claims is reviewed regularly, with changes in our estimates of future claims recorded through net income (loss).
Mortgage insurance
Estimates and actuarial assumptions used for establishing loss reserves involve the exercise of significant judgment, and changes in assumptions or deviations of actual experience from assumptions can have material impacts on Enact’s loss reserves and net income (loss). Because these assumptions relate to factors that are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, Enact cannot determine with precision the ultimate amounts it will pay for actual claims or the timing of those payments. The sources of uncertainty affecting the estimates are numerous and include factors internal and external to Enact. Internal factors include, but are not limited to, changes in the mix of exposures, loss mitigation activities and claim settlement practices. Significant external influences include changes in home prices, unemployment, government housing policies, state foreclosure timelines, general economic conditions, interest rates, tax policy, credit availability and mortgage products. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on Enact’s reserves, results of operations and financial condition.

Enact establishes reserves to recognize the estimated liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. Loss reserves are established by estimating the number of loans in the inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The estimates are determined using a factor-based approach, in which assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim are calculated using traditional actuarial techniques. Over time, as the status of the underlying delinquent loans moves toward foreclosure and the likelihood of the associated claim loss increases, the amount of the loss reserves associated with the potential claims may also increase.
Enact’s management monitors actual experience, and where circumstances warrant, will revise its assumptions. The liability for loss reserves is reviewed regularly, with changes in estimates of future claims recorded through net income. Estimation of losses is based on historical claim and cure experience and covered exposures and is inherently judgmental. Future developments may result in losses greater or less than the liability for loss reserves provided.
Enact’s loss reserves were $518 million and $519 million as of December 31, 2023 and 2022, respectively. In considering the potential sensitivity of the factors underlying Enact’s best estimate of its mortgage insurance reserves, it is possible that even a relatively small change in the estimated claim or severity rate could have a significant impact on loss reserves and, correspondingly, on our results of operations. For example, based on Enact’s actual experience during the three-year period ended December 31, 2023, a quarterly change of 5% in its average claim rate would change the gross loss reserve amount for such quarter by $75 million and a change of 4% in its average severity rate would change the gross loss reserve amount for such quarter by $19 million.
Valuation of fixed maturity securities.
Our portfolio of fixed maturity securities comprises primarily investment grade securities, which are carried at fair value.
The methodologies, estimates and assumptions used in valuing our fixed maturity securities evolve over time and are subject to different interpretations, all of which can lead to materially different estimates of fair value. Additionally, because the valuation is based on market conditions at a specific point in time, the period-to-period
changes in fair value may vary significantly due to changing interest rates, as well as external macroeconomic and credit market conditions. For example, widening credit spreads will generally result in a decrease, while tightening credit spreads will generally result in an increase, in the fair value of our fixed maturity securities. Additionally, during periods of increasing interest rates, the market values of lower-yielding assets will decline. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Sensitivity Analysis—Interest Rate Risk” for the impact of hypothetical changes in interest rates on our investments portfolio.
Our valuation techniques maximize the use of observable inputs. However, for certain less liquid securities, categorized as Level 3, the valuation inputs and assumptions cannot be corroborated with observable market data and require greater estimation, resulting in values that are less certain. Additionally, the availability of observable market information may change as certain inputs may be more direct drivers of valuation at the time of pricing, or if certain assets previously in active markets become less liquid due to changes in the financial environment. As a result, more securities may be categorized as Level 3 and require more subjectivity and management judgment. As of December 31, 2023, 6% of our total fixed maturity securities related to Level 3 fixed maturity securities valued using internal pricing models. See notes 2, 5 and 21 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to the valuation of fixed maturity securities and a description of the fair value measurement estimates and level assignments.

The following tables summarize the primary sources of data considered when determining the fair value of fixed maturity securities as of December 31:

	2023
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Pricing services	$41,311	$—	$41,311	$—
Broker quotes	221	—	—	221
Internal models	5,249	—	2,374	2,875

Total fixed maturity securities	$46,781	$—	$43,685	$3,096

	2022
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Pricing services	$41,113	$—	$41,113	$—
Broker quotes	250	—	—	250
Internal models	5,220	—	2,280	2,940

Total fixed maturity securities	$46,583	$—	$43,393	$3,190

Consolidated Balance Sheets
Total assets
. Total assets increased $1,103 million from $89,714 million as of December 31, 2022 to $90,817 million as of December 31, 2023.

•
Invested assets increased $803 million primarily attributable to increases of $490 million in limited partnerships, $198 million in fixed maturity securities and $165 million in other invested assets, partially offset by a decrease of $208 million in commercial mortgage loans in 2023. Limited partnerships increased largely from capital calls in 2023. The increase in fixed maturity securities was predominantly related to tightening credit spreads increasing the fair value of our fixed maturity investment portfolio, partially offset by net sales and maturities in 2023. The increase in other invested assets was primarily related to derivatives and bank loan investments. Commercial mortgage loans decreased mostly due to payments outpacing originations in 2023. We continue to monitor macroeconomic trends and rebalance our investment holdings in commercial real estate.

•
Cash and cash equivalents increased $416 million primarily related to net sales and maturities of fixed maturity securities and commercial mortgage loan payments outpacing originations, partially offset by net withdrawals from our investment contracts and repurchases of Genworth Financial’s common stock in 2023.

•	Deferred acquisition costs decreased $223 million primarily attributable to amortization in our life and long-term care insurance products in 2023.
Total liabilities
. Total liabilities increased $1,154 million from $81,328 million as of December 31, 2022 to $82,482 million as of December 31, 2023.

•
The liability for future policy benefits increased $2,248 million primarily from a decrease in the single-A
interest rate used to discount the liability for future policy benefits and aging of our long-term care insurance in-force
block, partially offset by the runoff of our life insurance and fixed annuity products. The increase also includes the effects of changes in cash flow assumptions and variances between actual and expected experience. See “—Critical Accounting Estimates—Liability for future policy benefits” for additional information on the impact of changes in cash flow assumptions.

•
Policyholder account balances decreased $1,024 million primarily from surrenders, benefit payments and policy charges in our fixed annuity and universal and term universal life insurance products in 2023, partially offset by an increase in additional insurance liabilities due to changes in cash flow assumptions. See “—Critical Accounting Estimates—Policyholder account balances —additional insurance liabilities” for additional information.

•	Market risk benefit liabilities decreased $123 million mostly related to favorable equity market performance in 2023.
Total equity
. Total equity decreased $51 million from $8,386 million as of December 31, 2022 to $8,335 million as of December 31, 2023.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $76 million for the year ended December 31, 2023.

•	Unrealized gains (losses) on investments increased total equity by $1,277 million primarily from tightening credit spreads in 2023.

•
Change in the discount rate used to measure future policy benefits decreased total equity by $1,036 million largely attributable to a decrease in the single-A
interest rate used to discount the liability for future policy benefits and related reinsurance recoverables (net of deferred taxes) in 2023.

•
Treasury stock increased $299 million primarily due to the repurchase of Genworth Financial’s common stock, at cost, including excise taxes and other costs paid in connection with acquiring the shares, resulting in a decrease to total equity in 2023.

Liquidity and Capital Resources
Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.
Overview of cash flows—Genworth and subsidiaries
The following table sets forth our condensed consolidated cash flows for the years ended December 31:

(Amounts in millions)	2023	2022	2021
Net cash from operating activities	$597	$1,049	$437
Net cash from investing activities	1,261	733	896
Net cash used by financing activities	(1,443)	(1,554)	(2,419)

Net increase (decrease) in cash before foreign exchange effect	$415	$228	$(1,086)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments typically exceed policy acquisition costs, benefits and claims paid, redemptions and operating expenses. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits, claims and expenses paid. Positive cash flows from operating activities are then invested to support the obligations of our insurance and investment products and required capital supporting these products. In analyzing our cash flows, we focus on the change in the amount of cash available and used in investing activities. Changes in cash from financing activities primarily relate to deposits to, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance of debt and equity securities; the repayment or repurchase of borrowings; the repurchase of common stock presented as treasury stock; and other capital transactions.

2023 compared to 2022
Net cash inflows from operating activities were lower primarily due to higher benefit payments in our long-term care insurance business in 2023, partially offset by net cash disbursements in 2022 associated with the return of cash collateral received from counterparties under our derivative contracts.
Net cash inflows from investing activities were higher mainly due to commercial mortgage loan payments outpacing originations in 2023 compared to originations outpacing payments in 2022, as well as higher net sales and maturities of fixed maturity securities in 2023.
Net cash outflows used by financing activities were lower primarily due to lower repurchases and repayments of Genworth Holdings’ debt in 2023 and a settlement payment related to a Tax Matters Agreement with GE in 2022 that did not recur, partially offset by higher repurchases of Genworth Financial’s common stock in 2023.
Genworth—holding company liquidity
In consideration of our liquidity, it is important to separate the needs of our holding companies from the needs of their respective subsidiaries. Genworth Financial and Genworth Holdings each act as a holding company for their respective subsidiaries and do not have any significant operations of their own. Genworth Financial’s and Genworth Holdings’ principal sources of cash are derived from dividends and other returns of capital from Enact Holdings. Additional sources of cash have included subsidiary payments to them under tax sharing and expense reimbursement arrangements and proceeds from borrowings or securities issuances. The primary uses of funds at Genworth Financial and Genworth Holdings include payments of principal, interest and other expenses on borrowings or other obligations, payment of holding company general operating expenses (including employee benefits and taxes), payments under guarantees (including guarantees of certain subsidiary obligations), payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt securities, repurchases of Genworth Financial’s common stock and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial. For more information on our tax obligations, refer to note 18 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”
Management’s focus is predominantly on Genworth Holdings’ liquidity given it is the issuer of our outstanding public debt. As of December 31, 2023, our principal U.S. life insurance subsidiaries had negative unassigned surplus of approximately $563 million under statutory accounting, and as a result, we do not expect these subsidiaries to pay dividends for the foreseeable future. Therefore, our liquidity at the holding company level is highly dependent on the performance of Enact Holdings and its ability to pay timely dividends and other forms of capital returns to Genworth Holdings as anticipated. Genworth Financial has the right to appoint a majority of directors to the board of directors of Enact Holdings; however, actions taken by Enact Holdings and its board of directors are subject to and may be limited by the interests of Enact Holdings, including but not limited to, its use of capital for growth opportunities and regulatory requirements. Future dividends will be subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial and will also be dependent on a variety of economic, market and business conditions, among other considerations. Insurance laws and regulations regulate the payment of dividends and other distributions to Genworth Financial and Genworth Holdings by their insurance subsidiaries. See “—Regulated insurance subsidiaries” for additional details.
Enact Holdings continues to evaluate its capital allocation strategy to consistently support its existing policyholders, grow its mortgage insurance business, fund attractive new business opportunities and return capital to shareholders. In addition to its quarterly cash dividend program, on November 1, 2022, Enact Holdings announced the approval by its board of directors of a share repurchase program under which Enact Holdings could repurchase up to $75 million of its outstanding common stock, and on August 1, 2023, announced the authorization of an additional $100 million of common stock repurchases under a new share repurchase program. Genworth Holdings agreed to participate in order to maintain its overall ownership at its current level. As the majority shareholder, Genworth Holdings received $245 million of capital returns from Enact Holdings in 2023, comprised of quarterly dividends, a special dividend and share repurchases. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Enact Holdings’ stock price and trading volume, and general business and market conditions, among other factors.
On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial could repurchase up to $350 million of its outstanding Class A common stock. On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under its existing share repurchase program. Pursuant to the program, during 2023, Genworth Financial repurchased 51,739,098 shares of its common stock at an average price of $5.70 per share for a total of $295 million, excluding excise taxes and other associated costs. In 2024, Genworth Financial also repurchased 4,197,740 shares of its common stock through February 13, 2024 for approximately $25 million, leaving approximately $316 million remaining authorization under the share repurchase program. Further repurchases under the program will continue to be funded from holding company capital, as well as future cash flow generation, including expected future capital returns from Enact Holdings. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through Rule
10b5-1
trading plans. The timing and number of future shares repurchased under the program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
Our future use of liquidity and capital will prioritize future strategic investments in CareScout and returning capital to Genworth Financial’s shareholders through share repurchases. We expect to continue to provide capital to CareScout to help advance our senior care growth initiatives related to the needs of elderly Americans, as well as their caregivers and families. We may also from time to time seek to repurchase or redeem outstanding debt (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise.
Genworth Holdings had $350 million and $307 million of unrestricted cash and cash equivalents as of December 31, 2023 and 2022, respectively. The increase was principally driven by capital returns from Enact Holdings and intercompany cash tax payments received from Genworth Holdings’ subsidiaries, partially offset by Genworth Financial’s common stock repurchases and debt interest payments in 2023. We believe Genworth Holdings’ unrestricted cash and cash equivalents provide sufficient liquidity to meet its financial obligations over the next twelve months. However, in the third quarter of 2023, we made a federal tax payment based on our projection of current taxable income and utilization of our remaining foreign tax credits, and we expect the amount of intercompany cash tax payments retained by Genworth Holdings from its subsidiaries to be lower starting in 2024 as compared to the amounts received during 2022 and 2023. We also expect Genworth Holdings’ liquidity to continue to be significantly impacted by the amounts and timing of Genworth Financial’s share repurchases as well as future dividends and other forms of capital returns from Enact Holdings.
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
Capital resources and financing activities
Our current capital resource plans do not include any additional debt offerings or minority sales of Enact Holdings. The availability of additional capital resources will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, credit ratings and the performance of and outlook for Enact Holdings and the payment of dividends and other returns of capital therefrom. For a discussion of certain risks associated with our liquidity and dependency on dividends paid by Enact Holdings, see “Item 1A—Risk Factors—Genworth Financial and Genworth Holdings depend on the ability of Enact Holdings and its subsidiaries to pay dividends and make other payments and distributions to each of them and to meet their obligations,” and “Item 1A—Risk Factors—Our sources of capital have become more limited, and under certain conditions we may need to seek additional capital on unfavorable terms.” These risks may be exacerbated by the economic impact of current elevated interest rates and overall housing trends.
During 2023 and 2022, Genworth Holdings repurchased $32 million and $143 million, respectively, principal amount of its debt, and in 2022, early redeemed $152 million of its 4.80% senior notes originally scheduled to mature in February 2024. As of December 31, 2023, Genworth Holdings had $856 million principal of outstanding debt, with no maturities due until June 2034.
On October 25, 2023, Genworth Holdings completed a consent solicitation from bondholders representing a majority in principal amount of its 6.50% senior notes due in 2034 (“2034 Notes”) to amend the Replacement Capital Covenant, dated as of November 14, 2006. The amendment permits Genworth Holdings to repay, redeem or repurchase $2,000 principal amount of its floating rate junior subordinated notes due in 2066 (“2066 Notes”) for each $1,000 principal amount of its 2034 Notes repaid, redeemed or repurchased.
In December 2022, the Board of Governors of the Federal Reserve System adopted a final rule that established benchmark rates, based on the Secured Overnight Financing Rate (“SOFR”), that replaced the London Interbank Offered Rate (“LIBOR”) after its elimination on June 30, 2023. Pursuant to the final rule, Genworth Holdings’ 2066 Notes, which had an annual interest rate equal to three-month LIBOR plus 2.0025%, transitioned in the third quarter of 2023 to an annual interest rate equal to the three-month Term SOFR Reference Rate, plus a tenor spread adjustment of 0.26161%, plus an additional spread of 2.0025%. We do not expect this change to have a material impact on our results of operations or liquidity. In addition, given the reduction in Genworth Holdings’ debt and corresponding decrease in debt service costs, we do not expect a significant impact on our liquidity from the rise in interest rates in 2022 and 2023.
On June 30, 2022, Enact Holdings entered into a credit agreement with a syndicate of lenders that provides for a five-year unsecured revolving credit facility in the initial aggregate principal amount of $200 million, including the ability for Enact Holdings to increase the commitments under the credit facility on an uncommitted basis, by an additional aggregate principal amount of up to $100 million. As of December 31, 2023, Enact Holdings was in compliance with all covenants and the credit facility remained undrawn. Enact Holdings also has $750 million principal amount of senior notes due in August 2025.
Enact Holdings continually evaluates opportunities based upon market conditions to further increase its financial flexibility including through raising additional capital, restructuring or refinancing some or all of its outstanding debt or pursuing other options such as reinsurance or credit risk transfer transactions. There can be no guarantee that any such opportunities will be available on favorable terms or at all.
Other than its senior notes due in August 2025, Enact Holdings has no material outstanding debt obligations that are expected to affect its liquidity over the next five years. We believe that the operating cash flows generated by Enact Holdings’ mortgage insurance subsidiaries will provide the funds necessary to satisfy its claim payments, operating expenses and taxes.
For further information about our borrowings, refer to note 17 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”
Regulated insurance subsidiaries
Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. See note 22 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information regarding the payment of dividends. In general, dividends are required to be submitted to an insurer’s domiciliary department of insurance for review, and distributions from sources other than unassigned surplus require affirmative approval before being paid. Based on estimated statutory results as of December 31, 2023, in accordance with applicable dividend restrictions, Enact Holdings’ U.S. mortgage insurance subsidiaries could pay dividends from unassigned surplus of approximately $336 million in 2024 without affirmative regulatory approval. However, Enact Holdings may choose not to pay dividends in 2024 at this level as it may retain capital for future growth or to meet regulatory or other capital requirements.
The liquidity requirements of our regulated insurance subsidiaries principally relate to the liabilities associated with their various insurance and investment products, operating costs and expenses, the payment of dividends to us, contributions to their subsidiaries, payments of principal and interest on their outstanding debt obligations and income taxes. Given the challenging macroeconomic environment in 2022 and 2023, employee costs were higher driven in part by wage inflation, the competitive labor market and low labor participation. Additionally, in our long-term care insurance business, we have observed an increase in the cost of care principally attributable to elevated inflation. These inflationary pressures have not had a significant impact on our liquidity to date; however, if these conditions persist for a long period of time, they could have a material adverse impact on our liquidity, results of operations and financial condition. We will continue to monitor macroeconomic trends, including inflation, to help mitigate any potential adverse impacts to our liquidity.
Liabilities arising from insurance and investment products include the payment of benefits and claims, as well as cash payments in connection with policy surrenders and withdrawals, policy loans and obligations to redeem funding agreements. For long-duration coverage products, we generally anticipate a significant amount of claim payments will come due in five or more years from the date of our Annual Report on Form
10-K.
For information on discounted and undiscounted expected future benefit payments, see note 10 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.” Our projected payments are principally associated with our long-term care insurance products, for which we expect overall claim costs to continue to increase as the insured individuals in our two largest blocks approach their peak claim years, which are over a decade away. Actual claims on products that provide long-duration coverage typically emerge over many years, change over time and are difficult to accurately predict. Therefore, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of payments.
Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are typically matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are typically matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of December 31, 2023, our total cash, cash equivalents and invested assets were $62.0 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, bank loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 44% of the carrying value of our total cash, cash equivalents and invested assets as of December 31, 2023.
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

Genworth Holdings provided an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our European mortgage insurance subsidiary prior to its sale in May 2016. Following the sale of this United Kingdom subsidiary to AmTrust Financial Services, Inc., the guarantee was limited to the payment of valid claims on policies in-force
prior to the sale date and those written approximately 90 days subsequent to the date of the sale, and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. As of December 31, 2023, the risk in-force
of active policies was approximately $893 million.
Genworth Financial provides a full and unconditional guarantee to the trustee and holders of Genworth Holdings’ outstanding senior and subordinated notes, on an unsecured unsubordinated and subordinated basis, respectively, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, the outstanding senior and subordinated notes and their respective indentures.
Genworth Financial and certain of its holding company subsidiaries also provide guarantees to third parties for the performance of certain obligations of their subsidiaries. We estimate that our potential obligations under such guarantees were $67 million and $69 million as of December 31, 2023 and 2022, respectively.
As of December 31, 2023, we were committed to fund $1,530 million in limited partnership investments, $117 million of bank loan investments, $42 million in private placement investments and $13 million in commercial mortgage loan investments.
Supplemental Condensed Consolidating Financial Information
As discussed above in “—Liquidity and Capital Resources,” Genworth Financial provides a full and unconditional guarantee to the trustee and holders of Genworth Holdings’ outstanding senior and subordinated notes (registered securities under the Securities Act of 1933). Genworth Holdings is a direct, 100% owned subsidiary of Genworth Financial. Excluding investments in subsidiaries, the assets, liabilities and results of operations of Genworth Financial and Genworth Holdings, on a combined basis, are not material to the consolidated financial position or the consolidated results of operations of Genworth. In addition, none of Genworth Financial’s direct or indirect subsidiaries, other than Genworth Holdings, are issuers or guarantors of any guaranteed securities. Therefore, in accordance with Rule
13-01
of Regulation
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
Interest Rate Risk
We enter into market-sensitive instruments primarily for purposes other than trading. The carrying value of our investment portfolio as of December 31, 2023 and 2022 was $59.8 billion and $58.9 billion, of which 78% and 79%, respectively, was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. During periods of increasing interest rates, market values of lower-yielding assets will decline resulting in unrealized losses on our investment portfolio. In addition, the value of our interest rate hedges will decline during periods of increasing interest rates, requiring us to post/return additional collateral with our derivative counterparties, which could add additional strain to our short-term liquidity. For additional information on interest rate risks associated with our insurance and investment contract liabilities, see “Item 1A—Risk Factors—Interest rates and changes in rates, including changes in monetary policy to combat inflation, could materially adversely affect our business and profitability.”
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
The primary market risk for our long-term borrowings is interest rate risk at the time of maturity or early redemption, when we may be required to refinance these obligations. As of December 31, 2023, Genworth Holdings had outstanding principal of $856 million of long-term debt, with no debt maturities until June 2034, and Enact Holdings had outstanding principal of $750 million of long-term debt due in August 2025. We continue to monitor the interest rate environment and other market influences to evaluate repurchasing Genworth Holdings’ debt prior to maturity. While we are exposed to interest rate risk from Genworth Holdings’ 2066 Notes, we attempt to mitigate the interest rate risk by investing in variable rate assets that back this obligation.
We use derivative instruments, such as interest rate swaps, financial futures and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate certain interest rate risk by reducing the risk between the timing of the receipt of cash and its investment in the market and better aligning the duration of assets with the duration of the liabilities.
As a matter of policy, we have not and will not engage in derivative market-making, speculative derivative trading or other speculative derivative activities.

Equity Market Risk
Our exposure to equity market risk within our insurance companies primarily relates to variable annuities and life insurance products and certain equity linked products. Certain fixed and variable annuity products have market risk benefits that expose us to equity market risk if the performance of the underlying investments in the contractholder accounts experiences downturns or volatility for an extended period of time. Additionally, continued equity market volatility could result in additional losses in our variable annuity products and associated hedging program which could lead to increased hedging costs.
We are exposed to equity market risk on our holdings of equity securities. We manage equity price risk through industry and issuer diversification, asset allocation techniques and hedging strategies. We also hold limited partnership investments accounted for using net asset value per share (or its equivalent) as a practical expedient to fair value primarily concentrated in private equity investments that are subject to private market exposures and have been excluded from this discussion. Equity exposures associated with limited partnership investments accounted for under the equity method of accounting are excluded from this discussion as they are not considered financial instruments in accordance with U.S. GAAP.
We use derivative instruments, such as financial futures and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate equity risk by reducing our exposure to fluctuations in equity market indices that underlie some of our products.
Sensitivity Analysis
Sensitivity analysis measures the impact of hypothetical changes in interest rates and other market rates or prices on the profitability of market-sensitive financial instruments.
The following discussion about the potential effects of changes in interest rates and equity market prices is based on so-called
“shock-tests,” which model the effects of interest rate and equity market price shifts on our financial condition and results of operations. Although we believe shock-tests provide the most meaningful analysis permitted by the rules and regulations of the SEC, they are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of shock-tests for changes in interest rates and equity market prices may have some limited use as benchmarks, they should not be viewed as forecasts. These forward-looking disclosures also are selective in nature and address only the potential impacts on our financial instruments. In addition, this sensitivity analysis does not include a variety of other potential factors that could affect our business as a result of these changes in interest rates and equity market prices.
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
Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed maturity securities to decrease by approximately $3.1 billion based on the fair value of our fixed maturity securities as of December 31, 2023, as compared to an estimated decrease of $3.2 billion under this model as of December 31, 2022.
We performed a similar sensitivity analysis on our derivatives portfolio and noted that a 100 basis point increase in interest rates resulted in a decrease in fair value of $655 million based on our derivatives portfolio as of December 31, 2023, as compared to an estimated decline of $496 million under this model as of December 31, 2022. The estimated decrease in fair value of our derivatives portfolio would also require us to post collateral to certain derivative counterparties of $590 million and would require us to post cash margin related to our cleared swaps and futures contracts of $129 million based on our derivatives portfolio as of December 31, 2023. Of the $655 million estimated decrease in fair value of our derivatives portfolio as of December 31, 2023, $65 million related to non-qualified
derivatives used to mitigate interest rate risk associated with our variable annuity market risk benefits.
We also performed a similar sensitivity analysis on our variable annuity market risk benefits and noted that a 100 basis point increase in interest rates, with all other factors held constant, would result in a decrease in the fair value of the net liability after reinsurance of approximately $100 million as of December 31, 2023, as compared to a decrease of $120 million as of December 31, 2022.
Genworth Holdings’ variable interest rate debt is comprised of junior subordinated notes due in November 2066. In the third quarter of 2023, Genworth Holdings’ 2066 Notes transitioned from an annual interest rate equal to the three-month LIBOR plus 2.0025% to the three-month Term SOFR Reference Rate, plus a tenor spread adjustment of 0.26161%, plus an additional spread of 2.0025%. See note 17 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information. The principal amount, weighted-average interest rate and fair value of Genworth Holdings’ 2066 Notes were as follows as of December 31:

(Dollar amounts in millions)	2023	2022
Principal amount	$593	$600
Weighted-average interest rate	7.27%	3.81%
Fair value (1)	$443	$378

(1)
The fair value methodology is based on the then-current coupon, revalued based on the three-month Term SOFR Reference Rate or LIBOR, as applicable, set and commercially available data using the current spread assumption. The model is a floating rate coupon model using the risk premium or spread assumption to derive the valuation.

Equity Market Risk
One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the fair value of our equity investments to decline by approximately $35 million based on our equity positions as of December 31, 2023, as compared to an estimated decline of $26 million under this model as of December 31, 2022.
We performed a similar sensitivity analysis on our equity market derivatives and noted that a 10% decline in equity market prices would result in an increase in fair value of $51 million and $54 million based on our equity market derivatives as of December 31, 2023 and 2022, respectively. The estimated increase in fair value primarily relates to non-qualified
derivatives used to mitigate equity market risk associated with our variable annuity and fixed indexed annuity liabilities.
We also performed a similar sensitivity analysis on our variable annuity market risk benefits and noted that a 10% broad-based decline in equity market prices, with all other factors held constant, would result in an increase in the fair value of the net liability after reinsurance of approximately $70 million as of December 31, 2023, as compared to an increase of approximately $80 million as of December 31, 2022.

Item 8.	Financial Statements and Supplementary Data
Genworth Financial, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Genworth Financial, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Genworth Financial, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company adopted ASU
2018-12,
Targeted Improvements to the Accounting for Long Duration Contracts (LDTI), effective January 1, 2023, with a transition date of January 1, 2021.
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

Liability for future policy benefits for long-term care insurance and life insurance
As discussed in Notes 2 and 10 to the consolidated financial statements, the liability for future policy benefits is equal to the present value of expected future benefits and claim-related expenses, less the present value of expected future net premiums. Cash flow assumptions, as applicable, used to estimate the liability for future policy benefits include health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force
from one period to the next), insured mortality (i.e., life expectancy or longevity), insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates), and estimates of future in-force
rate actions, which include premium rate increases and benefit reductions associated with long-term care insurance. Estimates of future in-force
rate actions include those that are approved or anticipated to be approved, including premium rate increases and associated benefit reductions not yet filed. The Company’s liability for future policy benefits was $57,655 million as of December 31, 2023, of which $43,929 million related to long-term care insurance and $1,698 million related to life insurance.
We identified the evaluation of assumptions used in estimating the liability for future policy benefits for long-term care insurance (future in-force
rate actions and insured morbidity) and for life insurance (insured mortality and lapses), collectively the key assumptions, as a critical audit matter. Due to the extent of audit effort required for the measurement uncertainty, the evaluation of the key assumptions required especially subjective auditor judgment, and specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. With the assistance of actuarial professionals, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s liability for future policy benefits for long-term care insurance and life insurance. This included controls related to the development of the key assumptions. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:

•
evaluating the actuarial methodologies and key assumptions used to estimate the liability for future policy benefits for long-term care insurance and life insurance for consistency with generally accepted actuarial methodologies and industry practice

•
evaluating certain of the Company’s key assumptions by assessing them in comparison to the Company’s relevant historical experience data and industry data or qualitative factors, and the consistency of the assumptions with each other

•
assessing the reasonableness of estimated future
in-force
rate action assumptions for long-term care insurance for a selection of estimated rate increases by a) comparing to the Company’s historical regulatory approvals and regulatory information and b) assessing the Company’s ability to achieve the estimated future in-force
rate actions by reperforming the Company’s calculations and comparing to the requirements to request a rate action.

Additional insurance liabilities for secondary guarantees for universal and term universal contracts
As discussed in Notes 2, 11 and 12 to the consolidated financial statements, the additional insurance liabilities consist of secondary guarantees or product features in addition to the policyholder account balance on universal and term universal contracts. The additional insurance liability is equal to the sum of cumulative assessments multiplied by the current benefit ratio plus accrued interest, less excess payments. These additional benefit reserves are included in the liability for policyholder account balances in the consolidated balance sheets. The benefit ratio is equal to the present value of total expected benefit payments over the life of the contract divided by the present value of total expected assessments over the life of the contract, discounted by the projected crediting rate. The assumptions used to calculate the benefit ratio include insured mortality (i.e., life expectancy or longevity), interest rates and policyholder persistency or lapses, among other assumptions. The Company’s total policyholder account balances of $15,540 million as of December 31, 2023, included $2,887 million of additional insurance liabilities related to universal and term universal contracts.

We identified the assessment of the estimate of the additional insurance liabilities related to universal and term universal contracts (secondary guarantees) as a critical audit matter. Specifically, the evaluation of the mortality and lapse assumptions used in the estimation of the additional insurance liabilities required especially subjective auditor judgment. Increased effort and specialized skills were needed to evaluate the Company’s mortality and lapse assumptions and the impact of those assumptions on the additional insurance liabilities.
The following are the primary procedures we performed to address this critical audit matter. With the assistance of actuarial professionals, where appropriate, we evaluated the design and tested the operating effectiveness of certain internal controls related to the valuation of the additional insurance liabilities. This included controls related to the development of the mortality and lapse assumptions. We tested the Company’s process to develop the universal and term universal contract additional insurance liabilities through the procedures below. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•	evaluating the methods and assumptions for consistency with generally accepted actuarial methodologies and industry practice

•	evaluating the Company’s mortality and lapse assumptions by assessing the consistency of the assumptions with the underlying historical claims and lapse experience data and industry data

•
developing an estimate of the additional insurance liabilities for a selection of contracts using the Company’s assumptions and comparing the results to the Company’s recorded additional insurance liabilities for the selected contracts.

Mortgage insurance loss reserves
As discussed in Notes 2 and 15 to the consolidated financial statements, the Company estimates the liabilities for losses on insured mortgage loans (loss reserves) by estimating the number of loans in their inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The estimates are determined using a factor-based approach, in which assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim are calculated using traditional actuarial techniques. The Company’s Enact segment’s mortgage insurance loss reserves were $518 million of a total liability for policy and contract claims of $652 million as of December 31, 2023.
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

/s/ KPMG LLP
We have not been able to determine the specific year that we began serving as the Company’s auditor; however we are aware that we have served as the Company’s auditor since at least 1996.
Richmond, Virginia
February 29, 2024

GENWORTH FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value and share amounts)

	December 31,
	2023	2022
		(As adjusted)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $49,365 and $50,834, respectively, and allowance for credit losses of $7 and $—, respectively, as of December 31, 2023 and 2022)	$46,781	$46,583
Equity securities, at fair value	396	319
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4 as of December 31, 2023 and 2022)	6,829	7,032
Less: Allowance for credit losses	(27)	(22)

Commercial mortgage loans, net	6,802	7,010
Policy loans	2,220	2,139
Limited partnerships	2,821	2,331
Other invested assets	731	566

Total investments	59,751	58,948
Cash, cash equivalents and restricted cash	2,215	1,799
Accrued investment income	647	643
Deferred acquisition costs	1,988	2,211
Intangible assets	198	203
Reinsurance recoverable	19,054	19,059
Less: Allowance for credit losses	(29)	(63)

Reinsurance recoverable, net	19,025	18,996
Other assets	489	488
Deferred tax asset	1,952	1,983
Market risk benefit assets	43	26
Separate account assets	4,509	4,417

Total assets	$90,817	$89,714

Liabilities and equity
Liabilities:
Future policy benefits	$57,655	$55,407
Policyholder account balances	15,540	16,564
Market risk benefit liabilities	625	748
Liability for policy and contract claims	652	683
Unearned premiums	149	203
Other liabilities	1,768	1,687
Long-term borrowings	1,584	1,611
Separate account liabilities	4,509	4,417
Liabilities related to discontinued operations	—	8

Total liabilities	82,482	81,328

Commitments and contingencies (Note 25)
Equity:
Class A common stock, $0.001 par value; 1,500,000,000 shares authorized; 603,151,611 and 600,036,269 shares issued as of December 31, 2023 and 2022, respectively; 446,823,204 and 495,446,960 shares outstanding as of December 31, 2023 and 2022, respectively	1	1
Additional paid-in capital	11,884	11,869
Accumulated other comprehensive income (loss)	(2,555)	(2,614)
Retained earnings	1,213	1,139
Treasury stock, at cost (156,328,407 and 104,589,309 shares as of December 31, 2023 and 2022, respectively)	(3,063)	(2,764)

Total Genworth Financial, Inc.’s stockholders’ equity	7,480	7,631
Noncontrolling interests	855	755

Total equity	8,335	8,386

Total liabilities and equity	$90,817	$89,714

See Notes to Consolidated Financial Statements

1
34

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)

	Years ended December 31,
	2023	2022	2021
		(As adjusted)	(As adjusted)
Revenues:
Premiums	$3,636	$3,680	$3,406
Net investment income	3,183	3,146	3,370
Net investment gains (losses)	23	(2)	322
Policy fees and other income	646	671	724

Total revenues	7,488	7,495	7,822

Benefits and expenses:
Benefits and other changes in policy reserves	4,783	4,303	4,575
Liability remeasurement (gains) losses	587	(290)	242
Changes in fair value of market risk benefits and associated hedges	(12)	(104)	(160)
Interest credited	503	504	511
Acquisition and operating expenses, net of deferrals	942	1,285	998
Amortization of deferred acquisition costs and intangibles	264	326	384
Interest expense	118	106	160

Total benefits and expenses	7,185	6,130	6,710

Income from continuing operations before income taxes	303	1,365	1,112
Provision for income taxes	104	319	248

Income from continuing operations	199	1,046	864
Income from discontinued operations, net of taxes	—	—	27

Net income	199	1,046	891
Less: net income from continuing operations attributable to noncontrolling interests	123	130	33
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	8

Net income available to Genworth Financial, Inc.’s common stockholders	$76	$916	$850

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$76	$916	$831
Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	—	19

Net income available to Genworth Financial, Inc.’s common stockholders	$76	$916	$850

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.16	$1.82	$1.64

Diluted	$0.16	$1.79	$1.61

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.16	$1.82	$1.68

Diluted	$0.16	$1.79	$1.65

Weighted-average common shares outstanding:
Basic	468.8	504.4	506.9

Diluted	474.9	510.9	514.7

See Notes to Consolidated Financial Statements

13
5

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years ended December 31,
	2023	2022	2021
		(As adjusted)	(As adjusted)
Net income	$199	$1,046	$891
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	1,305	(9,570)	(1,759)
Net unrealized gains (losses) on securities with an allowance for credit losses	—	—	6
Derivatives qualifying as hedges	(190)	(825)	(186)
Change in discount rate used to measure future policy benefits	(1,036)	13,515	3,202
Change in instrument-specific credit risk of market risk benefits	2	5	4
Foreign currency translation and other adjustments	6	30	148

Total other comprehensive income (loss)	87	3,155	1,415

Total comprehensive income	286	4,201	2,306
Less: comprehensive income attributable to noncontrolling interests	151	44	177

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$135	$4,157	$2,129

See Notes to Consolidated Financial Statements

13
6

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2020	$1	$12,008	$4,425	$1,584	$(2,700)	$15,318	$502	$15,820
Cumulative effect of change in accounting, net of taxes	—	—	(11,533)	(2,210)	—	(13,743)	—	(13,743)
Initial sale of subsidiary shares to noncontrolling interests	—	(167)	(26)	—	—	(193)	773	580
Sale of business that included noncontrolling interests	—	—	—	—	—	—	(657)	(657)
Comprehensive income:
Net income	—	—	—	850	—	850	41	891
Other comprehensive income, net of taxes	—	—	1,279	—	—	1,279	136	1,415

Total comprehensive income						2,129	177	2,306
Dividends to noncontrolling interests	—	—	—	—	—	—	(37)	(37)
Stock-based compensation expense and exercises and other	—	17	—	1	—	18	(2)	16

Balances as of December 31, 2021 (as adjusted)	1	11,858	(5,855)	225	(2,700)	3,529	756	4,285

Comprehensive income:
Net income	—	—	—	916	—	916	130	1,046
Other comprehensive income (loss), net of taxes	—	—	3,241	—	—	3,241	(86)	3,155

Total comprehensive income						4,157	44	4,201
Treasury stock acquired in connection with share repurchases	—	—	—	—	(64)	(64)	—	(64)
Dividends to noncontrolling interests	—	—	—	—	—	—	(46)	(46)
Stock-based compensation expense and exercises and other	—	11	—	(2)	—	9	1	10

Balances as of December 31, 2022 (as adjusted)	1	11,869	(2,614)	1,139	(2,764)	7,631	755	8,386

Repurchase of subsidiary shares	—	—	—	—	—	—	(16)	(16)
Comprehensive income :
Net income	—	—	—	76	—	76	123	199
Other comprehensive income, net of taxes	—	—	59	—	—	59	28	87

Total comprehensive income						135	151	286
Treasury stock acquired in connection with share repurchases	—	—	—	—	(299)	(299)	—	(299)
Dividends to noncontrolling interests	—	—	—	—	—	—	(39)	(39)
Stock-based compensation expense and exercises and other	—	15	—	(2)	—	13	4	17

Balances as of December 31, 2023	$1	$11,884	$(2,555)	$1,213	$(3,063)	$7,480	$855	$8,335

See Notes to Consolidated Financial Statements

1
3
7

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years ended December 31,
	2023	2022	2021
		(As adjusted)	(As adjusted)
Cash flows from (used by) operating activities:
Net income	$199	$1,046	$891
Less income from discontinued operations, net of taxes	—	—	(27)
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums	(106)	(154)	(176)
Net investment (gains) losses	(23)	2	(322)
Changes in fair value of market risk benefits and associated hedges	(12)	(104)	(160)
Charges assessed to policyholders	(572)	(588)	(616)
Acquisition costs deferred	(7)	(12)	(16)
Amortization of deferred acquisition costs and intangibles	264	326	384
Deferred income taxes	48	315	275
Derivative instruments, limited partnerships and other	(557)	(335)	(359)
Long-term incentive compensation expense	49	37	40
Change in certain assets and liabilities:
Accrued investment income and other assets	(150)	(155)	(134)
Insurance reserves	1,500	1,055	1,168
Current tax liabilities	46	(1)	(34)
Other liabilities, policy and contract claims and other policy-related balances	(79)	(352)	14
Cash used by operating activities—discontinued operations	(3)	(31)	(491)

Net cash from operating activities	597	1,049	437

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	2,426	2,705	4,162
Commercial mortgage loans	470	759	874
Limited partnerships and other invested assets	202	185	255
Proceeds from sales of investments:
Fixed maturity and equity securities	2,233	2,658	2,273
Purchases and originations of investments:
Fixed maturity and equity securities	(3,217)	(4,035)	(5,216)
Commercial mortgage loans	(273)	(958)	(963)
Limited partnerships and other invested assets	(586)	(645)	(767)
Short-term investments, net	(12)	23	18
Policy loans, net	73	41	57
Proceeds from sale of business, net of cash transferred	—	—	270
Other	(55)	—	—
Cash used by investing activities—discontinued operations	—	—	(67)

Net cash from investing activities	1,261	733	896

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	566	606	669
Withdrawals from universal life and investment contracts	(1,637)	(1,668)	(2,071)
Repayment and repurchase of long-term debt	(32)	(297)	(1,541)
Proceeds from sale of subsidiary shares to noncontrolling interests	—	—	529
Repurchase of subsidiary shares	(16)	—	—
Treasury stock acquired in connection with share repurchases	(296)	(64)	—
Dividends paid to noncontrolling interests	(39)	(46)	(37)
Other, net	11	(85)	32

Net cash used by financing activities	(1,443)	(1,554)	(2,419)

Effect of exchange rate changes on cash, cash equivalents and restricted cash (includes $ — , $ — and $ (1) related to discontinued operations for the years ended December 31, 2023, 2022 and 2021, respectively)	1	—	1

Net change in cash, cash equivalents and restricted cash	416	228	(1,085)
Cash, cash equivalents and restricted cash at beginning of period	1,799	1,571	2,656

Cash, cash equivalents and restricted cash at end of period	2,215	1,799	1,571
Less cash, cash equivalents and restricted cash of discontinued operations at end of period	—	—	—

Cash, cash equivalents and restricted cash of continuing operations at end of period	$2,215	$1,799	$1,571

See Notes to Consolidated Financial Statements

13
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
(1) Nature of Business
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

•
Enact.
Enact Holdings, Inc. (“Enact Holdings”) comprises our Enact segment. Through Enact Holdings, we offer private mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans at specified coverage percentages (“primary mortgage insurance”). Enact Holdings also selectively enters into insurance transactions with lenders and investors, under which it insures a portfolio of loans at or after origination (“pool mortgage insurance”).

•
Long-Term Care Insurance.
Through our principal U.S. life insurance subsidiaries, we offer long-term care insurance products in the United States. Long-term care insurance products are intended to protect against the significant and escalating costs of long-term care services provided in the insured’s home or assisted living or nursing facilities.

•
Life and Annuities.
We service a variety of protection and retirement income products through our principal U.S. life insurance subsidiaries that are not actively marketed or sold. These products include traditional and non-traditional
life insurance (term, universal and term universal life insurance as well as corporate-owned life insurance and funding agreements), fixed annuities and variable annuities.

In addition to our three operating segments, we also have Corporate and Other, which includes debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are reported outside of our operating segments, such as certain international businesses and discontinued operations. See note 28 for additional information related to discontinued operations. Corporate and Other also includes start-up
results of our CareScout business related to our senior care growth initiatives.

13
9

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial could repurchase up to $
350
 million of its outstanding Class A common stock. On
July
31
,
2023
, Genworth Financial’s Board of Directors authorized an additional $
350
 million of share
repurchases
under the existing share repurchase program. Pursuant to the program, during
2023
, Genworth Financial repurchased
51,739,098
shares of its common stock at an average price of $
5.70
per share for a total cost of $
299
 million, including excise taxes and other costs paid in connection with acquiring the shares. The repurchased shares were recorded at cost and presented as treasury stock in a separate caption in equity in our consolidated balance sheets
.

In 2024,
Genworth Financial also authorized share repurchases through a Rule
10
b
5-1
trading plan under which
4,197,740
shares of its common stock were repurchased
through

February

1
3
,
2024

for
 approximately $25 million before excise taxes. Approximately
$
316

million remained available under the share repurchase program as of February 13, 2024. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions or other means, including through Rule
10b5-1
trading plans. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
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
a) Premiums
For traditional long-duration insurance contracts, we report premiums as earned when due. For monthly mortgage insurance contracts, we report premiums as revenue over the period that coverage is provided. For single premium mortgage insurance contracts, we report premiums over the estimated policy life in accordance with the expected pattern of risk emergence as further described in our accounting policy for unearned premiums. In addition, we refund post-delinquent premiums received to the insured party if the delinquent loan goes to claim. We record a liability for premiums received on the delinquent loans consistent with our expectations of the rates at which delinquencies go to claim (“claim rates”).
Premiums received under annuity contracts without significant mortality risk and premiums received on investment and universal life insurance products are not reported as revenues but rather as deposits and are included in liabilities for policyholder account balances.
b) Net Investment Income and Net Investment Gains and Losses
Net investment income consists primarily of interest and dividends. Interest is recognized on an accrual basis and reflects amortization of premiums and accretion of discounts on an effective yield basis. Income or loss upon call or prepayment of available-for-sale fixed maturity securities is recognized in net investment income, except for hybrid securities where the income or loss upon call is recognized in net investment gains and losses.

1
4
0

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

Investment income on mortgage-backed and asset-backed securities is initially based upon yield, cash flow and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using the retrospective or prospective method. Under the retrospective method used for mortgage-backed and asset-backed securities of high credit quality (ratings equal to or greater than “AA” or that are backed by a U.S. agency), which cannot be contractually prepaid in such a manner that we would not recover a substantial portion of the initial investment, amortized cost of the security is adjusted to the amount that would have existed had the revised assumptions been in place at the date of purchase. The adjustments to amortized cost are recorded as a charge or credit to net investment income. Under the prospective method, which is used for all other mortgage-backed and asset-backed securities, future cash flows are estimated and interest income is recognized going forward using the new internal rate of return.
Net investment gains and losses consist primarily of realized gains and losses from the sale of our available-for-sale fixed maturity securities, changes to the allowance for credit losses and unrealized and realized gains and losses from our equity securities, limited partnership investments and derivative instruments. Investment gains and losses are calculated on the basis of specific identification on the trade date.
c) Policy Fees and Other Income
Policy fees and other income consists primarily of insurance charges assessed on universal and term universal life insurance contracts and fees assessed against customer account values. For universal and term universal life insurance contracts, charges to policyholder accounts for cost of insurance are recognized as revenue when due. Variable product fees are charged to variable annuity contractholders based upon the daily net assets of the contractholder’s and policyholder’s account values and are recognized as revenue when charged. Policy surrender fees are recognized as income when the policy is surrendered.
d) Investment Securities
At the time of purchase, we designate our fixed maturity securities as either available-for-sale or trading and report them in our consolidated balance sheets at fair value. Our portfolio of fixed maturity securities comprises primarily investment grade securities. Changes in the fair value of available-for-sale fixed maturity securities, net of the effect on policyholder contract balances and deferred income taxes, are reflected as unrealized investment gains or losses in a separate component of accumulated other comprehensive income (loss). Equity securities are recorded at fair value in our consolidated balance sheets and changes in the fair value are reflected in net investment gains (losses).
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

1
41

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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
Accrued interest is included in accrued investment income in our consolidated balance sheet and had a carrying value of $504 million and $511 million as of December 31, 2023 and 2022, respectively. We exclude accrued interest related to available-for-sale fixed maturity securities from the estimated allowance for credit losses. Accrued interest on available-for-sale fixed maturity securities is deemed uncollectible and typically written off after 90 days; therefore, we do not measure an allowance for credit losses related to accrued interest. Amounts written off related to accrued interest are recorded as a credit loss expense included in net investment gains (losses).
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
Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. These models are primarily industry-standard models that consider

1
42

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

various inputs, such as interest rate, credit spread and foreign exchange rates for the underlying financial instruments. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include certain public and private corporate fixed maturity and equity securities, government or agency securities, certain mortgage-backed and asset-backed securities, certain non-exchange-traded
derivatives such as interest rate or cross currency swaps and short-term investments.
Level 3 comprises financial instruments whose fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on, nor corroborated by, readily available market information. In certain instances, this category may also utilize non-binding broker quotes. This category primarily consists of certain less liquid fixed maturity and equity securities, certain derivative instruments or embedded derivatives where we cannot corroborate the significant valuation inputs with market observable data and market risk benefits (“MRBs”).
As of each reporting period, all assets and liabilities recorded at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability, such as the relative impact on the fair value as a result of including a particular input. We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. See note 21 for additional information related to fair value measurements.
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
We determine the adequacy of the allowance for credit losses utilizing an analytical model that provides various loss scenarios based on historical experience adjusted for current events, trends, economic conditions and reasonable and supportable forecasts that result in a loss in the loan portfolio over the estimated life of the loans. We revert to historical credit loss experience for periods beyond forecasts that are reasonable and supportable. The allowance for credit losses is measured on a collective basis with consideration for debt service coverage

1
43

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

ratio,
debt-to-value,
property type and geographic location. Key inputs into the analytical model include exposure, weighted-average life, return, historical loss rates and forecast scenarios. Actual amounts realized over time could differ from the amounts estimated for the allowance for credit losses reported in the consolidated financial statements. Additions and reductions to the allowance through periodic provisions or benefits are recorded in net investment gains (losses). See note 5 for additional disclosures related to commercial mortgage loans.
Accrued interest related to commercial mortgage loans is included in accrued investment income in our consolidated balance sheet and had a carrying value of $23 million and $22 million as of December 31, 2023 and 2022, respectively. We do not measure an allowance for credit losses related to accrued interest as uncollectible accrued interest related to our commercial mortgage loans is written off after 90 days and once collectability is determined to be uncertain and not probable. Amounts written off related to accrued interest are recorded as a credit loss expense included in net investment gains (losses).
g) Limited Partnerships
Limited partnerships are accounted for at fair value when our partnership interest is considered minor (generally less than 3% ownership in the limited partnerships) and we exercise no influence over operating and financial policies. For limited partnerships that do not have a readily determinable fair value, we utilize the net asset value (“NAV”) from the underlying fund statements as a practical expedient for fair value. Changes in the estimated fair value of these investments are included in net investment gains (losses) and income and expenses are reported in net investment income. Investment distributions are evaluated to determine whether the distribution is a return on investment, such as capital gains, interest income and dividend income, or a return of capital. If our ownership percentage exceeds the minor threshold, limited partnerships are accounted for using the equity method of accounting. Our proportionate share of the earnings or losses for limited partnerships accounted for using the equity method of accounting is included in net investment income. In applying either method, we use financial information provided by the investee generally on a one- to three-month lag. However, for limited partnerships measured at fair value, we consider whether an adjustment to the estimated fair value is necessary when the measurement date is not aligned with our reporting date.
h) Derivatives
Derivative instruments are used to mitigate or reduce our exposure to interest rate, equity market and foreign currency exchange risk associated with assets and liabilities held and forecasted transactions.
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

1
44

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

We discontinue hedge accounting prospectively when: (i) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) the derivative is de-designated
as a hedge instrument; or (iv) it is no longer probable that the forecasted transaction will occur.
For all qualifying and highly effective cash flow hedges, changes in fair value of the derivative instrument are reported as a separate component of accumulated other comprehensive income (loss). When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative continues to be carried in the consolidated balance sheets at its fair value, and gains and losses that were accumulated in other comprehensive income (loss) (“OCI”) are recognized immediately in net income (loss). When the hedged forecasted transaction is no longer probable, but is reasonably possible, the accumulated gain or loss remains in OCI and is recognized when the transaction affects net income (loss); however, prospective hedge accounting for the transaction is terminated. In all other situations in which hedge accounting is discontinued on a cash flow hedge, amounts previously deferred in OCI are reclassified into net income (loss) when net income (loss) is impacted by the variability of the cash flow of the hedged item.
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
Changes in the fair value of non-qualifying derivatives, including embedded derivatives, are reported in net investment gains (losses) with the exception of financial futures, which are associated with our MRBs and are reported in changes in fair value of market risk benefits and associated hedges.
The majority of our derivative arrangements require the posting of collateral upon meeting certain net exposure thresholds. The amounts recognized for derivative counterparty collateral received by us are recorded in cash, cash equivalents and restricted cash with a corresponding amount recorded in other liabilities to represent our obligation to return the collateral retained by us. As of December 31, 2023 and 2022, the amount of cash collateral received from counterparties was $17 million and $16 million, respectively. We also receive non-cash collateral that is not recognized in our consolidated balance sheet unless we exercise our right to sell or re-pledge the underlying asset. As of December 31, 2023 and 2022, the fair value of non-cash collateral received was $2 million and $5 million, respectively, and the underlying assets were not sold or re-pledged. We pledged $1,100 million and $1,095 million of fixed maturity securities as of December 31, 2023 and 2022, respectively. Fixed maturity securities that we pledge as collateral remain in our consolidated balance sheet within fixed maturity securities available-for-sale.
Any cash collateral pledged to a derivative counterparty is derecognized with a receivable recorded in other assets for the right to receive our cash collateral back from the counterparty. Daily changes in the fair value of the derivative contract, commonly referred to as variation margin, for

14
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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
j) Deferred Acquisition Costs
Acquisition costs include costs that are directly related to the successful acquisition of new or renewal of insurance contracts and are capitalized in the period incurred and deferred.
Acquisition costs related to our long-duration insurance contracts primarily include commissions in excess of ultimate renewal commissions and for contracts issued, certain other costs such as underwriting, medical inspection, premium taxes and issuance expenses. Deferred acquisition costs (“DAC”) is measured on a grouped basis consistent with cohorts used to estimate the related liability for future policy benefits. DAC is deferred and amortized on a constant level basis for each cohort over the expected term of the related contracts, which approximates straight-line amortization.
For our long-term care insurance products, DAC is amortized in proportion to total life count. For our life insurance products, DAC is amortized in proportion to the face amount in-force.
For our fixed and variable annuity products, DAC is amortized in proportion to policy count. Assumptions used to amortize DAC are consistent with the assumptions used to estimate the related liability for future policy benefits. Revised assumptions are recognized prospectively over the remaining term of the related contract. The amortization rate is applied at the beginning of the current reporting period and reflects information available through the end of the current reporting period, including assumption updates, if applicable, and actual experience.
Policyholders can elect to modify the benefits of certain products. If a contract modification results in substantial changes to the contract, the DAC on the original contract is written off immediately through income and any new deferrable costs associated with the new contract are deferred. If a contract modification does not substantially change the contract, the DAC on the original contract will continue to be amortized and any acquisition costs associated with the related modification are expensed immediately.
Acquisition costs related to our mortgage insurance contracts primarily consist of underwriting costs and are amortized in proportion to estimated gross profit to the extent they are recoverable from future profits.
k) Intangible Assets
Present Value of Future Profits.
In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is assigned to the right to receive future gross profits arising from existing insurance and investment contracts. This intangible asset, called PVFP, represents the actuarially estimated present value of future cash flows from the acquired policies. PVFP is amortized in a manner consistent with the amortization of DAC, which is in proportion to the face amount in-force
for life insurance products.

14
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

We test PVFP annually for recoverability as part of premium deficiency testing. See note 8 for additional information related to PVFP including recoverability.
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
Other Intangible Assets
. We amortize the costs of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, which requires the use of estimates and judgment, and are written down to fair value if impaired. Intangible assets with indefinite lives are tested at least annually for impairment using a qualitative or quantitative assessment and are written down to fair value as required.
l) Reinsurance
Premium revenue, benefits and acquisition and operating expenses, net of deferrals, are reported net of the amounts relating to reinsurance ceded to other companies in the consolidated statements of income. Amounts due from reinsurers for incurred and estimated future claims are reflected in the reinsurance recoverable asset in the consolidated balance sheets. Amounts received from reinsurers that represent recovery of acquisition costs are netted against DAC so that the net amount is capitalized. The cost of reinsurance, or the difference between amounts paid and the liabilities ceded at the inception of the reinsurance agreement, is deferred and amortized in a manner consistent with DAC over the terms of the related reinsurance treaties using the same assumptions as those used to account for the underlying reinsured policies. Premium revenue, benefits and acquisition and operating expenses, net of deferrals, for reinsurance contracts that do not qualify for reinsurance accounting are accounted for under the deposit method of accounting.
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

14
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

m) Separate Accounts
Separate account assets represent funds for which the investment income and investment gains and losses accrue directly to the contractholders and are reflected in our consolidated balance sheets at fair value, reported as summary total separate account assets with an equivalent summary total reported for liabilities. Amounts assessed against the contractholders for mortality, administrative and other services are included in revenues. Net investment income and net investment gains (losses) accrue to the benefit of the contractholder and are offset within the same line item in the consolidated statements of income; as a result, there is no impact to net income (loss). There are no gains or losses on transfers of assets from the general account to the separate account.
n) Insurance Reserves
Future Policy Benefits
The liability for future policy benefits is equal to the present value of expected future benefits and claim-related expenses, less the present value of expected future net premiums. Cash flow assumptions, as applicable, used to estimate the liability for future policy benefits include health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured mortality (i.e., life expectancy or longevity), insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and estimates of future in-force rate actions, which include premium rate increases and benefit reductions associated with our long-term care insurance. Estimates of future in-force rate actions include those that are approved or anticipated to be approved, including premium rate increases and associated benefit reductions not yet filed. In addition, we have reached three legal settlements regarding alleged disclosure deficiencies in premium increases for long-term care insurance policies. Benefit reductions include those from in-force rate actions as well as the net impact of legal settlements, which also includes the cash payments made to policyholders who elect certain reduced benefit options in connection with legal settlements, referred to as settlement payments. Claim termination rates for our long-term care insurance represent the expected rates at which claims end, and benefit utilization rates represent the available policy benefits expected to be used. Both claim termination rates and benefit utilization rates are influenced by, among other things, gender, age at claim, diagnosis, type of care needed, benefit period and daily benefit amount.
All payments under an insurance contract, including future expected claims and claims incurred, as well as related expenses, are measured together as an integrated reserve. As a result, we elected to present the aggregate liability as one line item within the liability for future policy benefits in our consolidated balance sheets, excluding amounts related to our Enact segment and certain life insurance and fixed annuity products not subject to new accounting guidance adopted on January 1, 2023 related to the recognition and measurement of long-duration insurance contracts, commonly known as long-duration targeted improvements (“LDTI”).
The net premium ratio for long-duration traditional and limited-payment contracts is the portion of gross premiums required to provide for all future benefits. The net premium ratio is equal to the present value of actual historical and expected future benefits and expenses divided by the present value of actual historical and expected future gross premiums. For the purposes of calculating the net premium ratio, traditional and limited-payment long-duration insurance contracts are generally grouped into annual calendar-year cohorts based on the contract issue date, product type and company. Limited-payment contracts are grouped into cohorts separately from other traditional products, and riders are combined with the associated base policies. Acquired contracts are grouped by acquisition date, and reinsurance recoverables are grouped by treaty effective date.

14
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

Cash flow assumptions used to estimate the liability for future policy benefits are monitored quarterly and are updated if emerging experience indicates a change is necessary. As a result, we expect to update the cash flow assumptions related to the implementation timing and approval amounts of in-force
rate actions on a quarterly basis. We elected to update the net premium ratio quarterly for actual historical experience; therefore, during interim reporting periods we replace forecasted cash flow assumptions with actual cash flows with any difference recorded in net income (loss). We made an entity-wide election not to update our claim settlement expense assumptions; therefore, these assumptions remain locked-in
as of January 1, 2021, the date in which the adoption of LDTI was required to be applied (the “Transition Date”), or if issued after the Transition Date, at the time of contract inception.
In addition, all cash flow assumptions are reviewed at least annually in the same period each year. We conduct a formal review and update cash flow assumptions as necessary based on experience studies during the fourth quarter each year. Changes in cash flow assumptions are recorded using a retrospective approach with a cumulative catch-up
adjustment by recalculating the net premium ratio using actual historical experience and updated future cash flow estimates over the expected remaining life of the contracts.
The liability for future policy benefits is measured using two different discount rates, a current discount rate and a locked-in discount rate. The current discount rate is used to remeasure the liability for future policy benefits recorded in the consolidated balance sheets and is a current upper-medium grade fixed-income instrument yield, commonly interpreted to be a single-A rated bond rate, with the same duration as the corresponding liability. The current discount rate is updated quarterly, and the difference between the liability measured using the locked-in rate and the liability measured using the current rate is recorded in accumulated other comprehensive income (loss). The methodology used to determine the current discount rate assumption maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The current discount rate assumption is based on a single-A curve published by a market data service. For cash flows projected beyond the observable curve, we use estimation techniques consistent with Level 3 fair value measurements to interpolate from the last observable rate to an estimated ultimate long-term rate.
The locked-in discount rate is used to determine amounts recorded to net income (loss) and is held constant for the purposes of calculating the net premium ratio and interest accretion on the liability for future policy benefits. For policies in-force prior to the Transition Date, the locked-in discount rate is equal to the discount rate used immediately before the Transition Date. For contracts issued on or after the Transition Date, the locked-in discount rate for each issue-year cohort is determined as a single discount rate, calculated as the weighted-average monthly single-A fixed-income instrument forward curves over the calendar year determined using the methodology used for the current discount rate assumption, weighted using annualized premiums, face amounts and monthly premiums for long-term care insurance, life insurance and fixed and variable annuities, respectively.
When the net premium ratio is updated, the liability for future policy benefits is remeasured at the beginning of the current reporting period using the updated cash flows and revised net premium ratio discounted by the locked-in discount rate. The remeasured liability for future policy benefits is compared to the liability for future policy benefits as of the prior reporting period using the locked-in discount rate, with any difference recorded as liability remeasurement (gains) losses in current period net income (loss). If the present value of future expected benefits and claim-related expenses exceeds the present value of future expected gross premiums, the net premium ratio is capped at 100%
a
n
d the
liability for future policy benefits is increased with a corresponding adjustment to net income (loss). In the event the liability for future policy benefits is negative as a result of the present value of future net premiums exceeding the present value of future expected benefits, we record a flooring adjustment to ensure the liability for future policy benefits for each cohort is not less than zero
. This is

1
4
9

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

most prevalent in our term life insurance products due to their product design of a level premium period followed by annual premium rate increases. Impacts for flooring adjustments are recorded to benefits and other changes in policy reserves in current period net income (loss).
Estimates and actuarial assumptions used for establishing the liability for future policy benefits involve the exercise of significant judgment, and changes in assumptions or deviations of actual experience from assumptions can have, and in the past have had, material impacts on our liability for future policy benefits and net income (loss). Assumptions are based on management’s best estimate and consider a variety of factors including historical and industry experience and trends, as well as market conditions and other factors. Refer to note 10 for additional information related to deviations between actual and expected experience during the period.
Deferred Profit Liability
We establish a deferred profit liability within the liability for future policy benefits in the consolidated balance sheets for limited-payment products at the time of contract issuance for any amount of gross premiums received in excess of net premiums, which is amortized and recognized in benefits and other changes in policy reserves in net income (loss) in proportion to expected future benefit payments for our fixed annuity products. We accrue interest on the unamortized deferred profit liability balance using the locked-in
discount rate for the related liability for future policy benefits. Cash flow assumptions related to the deferred profit liability are consistent with the assumptions used to estimate the related liability for future policy benefits and are updated at the same time as the related liability for future policy benefits. We recalculate the deferred profit liability using updated cash flow assumptions as of the beginning of the current reporting period and compare it to the carrying amount as of the prior reporting period, with any difference recorded as liability remeasurement (gains) losses in current period net income (loss).
Policyholder Account Balances
The liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date for investment-type and universal and term universal life insurance contracts.
Investment-type contracts are broadly defined to include contracts without significant mortality or morbidity risk. Payments received from sales of investment contracts are recorded as deposits to the policyholder account balance. The policyholder account balance liability consists of accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance. Interest rates credited to investment contracts are guaranteed for the initial policy term with renewal rates determined as necessary by management.
In addition, some indexed crediting features included in our fixed annuity and universal life insurance products are accounted for as embedded derivatives. See notes 6 and 21 for additional information on these embedded derivatives and related fair value measurement disclosures.
Additional Insurance Liabilities
Additional insurance liabilities consist of secondary guarantees or product features in addition to the policyholder account balance on universal and term universal life insurance contracts that do not meet the criteria

1
50

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

to be classified as MRBs or embedded derivatives. The additional insurance liability is equal to cumulative assessments multiplied by the current benefit ratio plus accrued interest, less excess payments. These additional benefit reserves are included in the liability for policyholder account balances in the consolidated balance sheets. The benefit ratio is equal to the present value of total expected benefit payments over the life of the contract divided by the present value of total expected assessments over the life of the contract, discounted by the projected crediting rate. The assumptions used to calculate the benefit ratio include insured mortality (i.e., life expectancy or longevity), interest rates and policyholder persistency or lapses, among other assumptions. The change in the additional insurance liability from the beginning of the current quarterly reporting period to the end of the current quarterly reporting period due to applying a revised benefit ratio is recorded as liability remeasurement (gains) losses in current period net income (loss).
The calculation of our additional insurance liabilities includes investment performance. Therefore, we are required to analyze the impacts from net unrealized investment gains and losses on our available for-sale
investment securities backing our additional insurance liabilities, as if those unrealized investment gains and losses were realized. These “shadow adjustments” result in the recognition of unrealized gains and losses on our additional insurance liabilities in a manner consistent with unrealized gains and losses on available-for-sale
investment securities, which are recorded in accumulated other comprehensive income (loss). Changes to net unrealized investment gains and losses on available-for-sale
investment securities backing our additional insurance liabilities may increase or decrease the shadow adjustments recorded within our additional insurance liabilities balance from period to period.
Premium Deficiency Testing
We conduct annual premium deficiency testing for all reserves related to our universal and term universal life insurance products included in additional insurance liabilities. A premium deficiency exists when the total liability currently established plus the current present value of expected future gross premiums (expected deposits to be paid by the policyholders, including any unearned revenue, and anticipated investment income) is less than the current present value of expected future benefits and settlement costs (including any unamortized PVFP). If it is determined a premium deficiency exists, PVFP is first written off, followed by an accrual for a premium deficiency reserve, if necessary. If a premium deficiency is recorded, PVFP amortization and the associated liabilities are remeasured using updated assumptions.
o) Market Risk Benefits
MRBs are benefit features associated with our fixed and variable annuity contracts that provide protection to the contractholder from and expose the insurer to other-than-nominal capital market risk. MRBs are measured at fair value using an income-based valuation model. Changes in fair value of market risk benefits, excluding changes attributable to instrument-specific credit risk (or non-performance risk) are reported as changes in fair value of market risk benefits and associated hedges in current period net income (loss). The portion of the change in fair value attributable to instrument-specific credit risk is recognized in accumulated other comprehensive income (loss).
We offer certain minimum guarantees associated with our fixed annuity contracts that are classified as MRBs, including living benefits such as a guaranteed minimum withdrawal benefit (“GMWB”). The GMWB allows contractholders to withdraw a pre-defined
percentage of account value or benefit base each year, either for a specified period of time or for the contractholders’ lifetime.

1
51

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

In addition, we offer certain minimum guarantees associated with our variable annuity contracts that are classified as MRBs. Our variable annuity contracts usually contain a basic guaranteed minimum death benefit (“GMDB”) which provides a minimum benefit to be paid upon the annuitant’s death equal to the larger of account value or the return of net deposits. Some variable annuity contracts permit contractholders to purchase through riders, at an additional charge, enhanced death benefits such as the highest contract anniversary value, accumulated net deposits at a stated rate or a combination thereof. Some of our variable annuity contracts provide the contractholder with living benefits such as a GMWB or certain types of guaranteed annuitization benefits. Additionally, some of our variable annuity contracts provide the contractholder with a guaranteed payout annuity floor (“GPAF”), which provides protection to the contractholder from the capital market risk of the variable annuity payment falling below the guaranteed floor.
See notes 13 and 21 for additional information related to MRBs and related significant inputs, judgments, valuation methods and assumptions used in the fair value measurement.
p) Liability for Policy and Contract Claims
The liability for policy and contract claims, or loss reserves, represents the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. The estimated liability includes requirements for future payments of: (i) losses that have been reported to the insurer; (ii) losses related to insured events that have occurred but that have not been reported to the insurer as of the date the liability is estimated; and (iii) loss adjustment expenses. Loss adjustment expenses include costs incurred in the claim settlement process such as legal fees and costs to record, process and adjust claims. As is common accounting practice in the mortgage insurance industry and in accordance with U.S. GAAP, we do not establish loss reserves for future claims on insured loans that are not in default or believed to be in default.
Estimates and actuarial assumptions used for establishing the liability for policy and contract claims involve the exercise of significant judgment. Because these assumptions relate to factors that are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our reserves, results of operations and financial condition.
The liabilities for our mortgage insurance policies represent our best estimates of the liabilities at the time based on known facts, trends and other external factors, including home prices, unemployment, government housing policies, state foreclosure timelines, general economic conditions, interest rates, tax policy, credit availability and mortgage products. Reserves for losses and loss adjustment expenses are based on notices of mortgage loan defaults and estimates of defaults that have been incurred but have not been reported by loan servicers. Reserves for losses are established by estimating the number of loans in our inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The estimates are determined using a factor-based approach, in which assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim are calculated using traditional actuarial techniques. Over time, as the status of the underlying delinquent loans moves toward foreclosure and the likelihood of the associated claim loss increases, the amount of the loss reserves associated with the potential claims may also increase.

1
52

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

Management considers the liability for policy and contract claims provided to be its best estimate to cover the losses that have occurred. Management monitors actual experience, and where circumstances warrant, will revise its assumptions. Our liability for policy and contract claims is reviewed regularly, with changes in our estimates of future claims recorded in net income (loss). Future developments may result in losses greater or less than the liability for policy and contract claims provided.
q) Unearned Premiums
For single premium mortgage insurance products, we recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable,
then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical experience. We periodically review our premium earnings recognition models with any adjustments to the estimates reflected as a cumulative adjustment in current period net income (loss). Our reviews include the consideration of recent and projected loss experience, policy cancellation experience and refinement of actuarial methods. We did not have any adjustments associated with this review in 2023, 2022 or 2021.
r) Stock-Based Compensation
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
Some employees participate in defined benefit pension and postretirement benefit plans. We recognize expense for these plans based upon actuarial valuations performed by external experts. We estimate aggregate benefits by using assumptions for employee turnover, future compensation increases, rates of return on pension plan assets and future health care costs. We recognize an expense for differences between actual experience and estimates over the average future service period of participants. We recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in our consolidated balance sheets and recognize changes in that funded status in the year in which the changes occur through OCI. As of December 31, 2023 and 2022, we recognized a liability for these plans in other liabilities in the consolidated balance sheets.
t) Income Taxes
We determine deferred tax assets and/or liabilities by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled if there is no change in law. The effect on deferred taxes of a change in

1
53

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

tax rates is recognized in net income (loss) in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts.
Under U.S. GAAP, we are generally required to record U.S. deferred taxes on the anticipated repatriation of foreign income as the income is recognized for financial reporting purposes. An exception under certain accounting guidance permits us not to record a U.S. deferred tax liability for foreign income that we expect to reinvest in our foreign operations and for which remittance will be postponed indefinitely. If it becomes apparent that we cannot positively assert that some or all undistributed income will be reinvested indefinitely, the related deferred taxes are recorded in that period based on the expected form of repatriation (i.e., distribution, loan or sale). In determining indefinite reinvestment, we regularly evaluate the capital needs of our domestic and foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, parent company financing and cash flow needs, as well as the applicable tax laws to which our domestic and foreign subsidiaries are subject.
Similarly, under another exception to the recognition of deferred taxes under U.S. GAAP, we do not record deferred taxes on U.S. domestic subsidiary entities for the excess of the financial statement carrying amount over the tax basis in the stock of the subsidiary (commonly referred to as “outside basis difference”) if we have the ability under the tax law and intent to recover the basis difference in a tax-free
manner. Deferred taxes would be recognized in the period of a change to our ability or intent.
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
Our primary involvement related to VIEs includes securitization transactions, certain investments and reinsurance transactions.
We have a beneficial interest in a VIE where we are the servicer and transferor of certain assets that were sold to the VIE. Our primary economic interest in this VIE represents the excess interest of the commercial mortgage loans. This securitization entity was designed to have significant limitations on the types of assets owned, the types and extent of permitted activities and decision making rights and is comprised of an entity backed by commercial mortgage loans. As a result of our involvement in the entity’s design or having certain decision making ability regarding the assets held by the securitization entity, consolidation of the VIE is required. As of December 31, 2023 and 2022, we had $16 million and $21 million, respectively, of total securitized assets required to be consolidated. The assets held by the securitization entity are restricted and can only be used to

1
54

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

fulfill the obligations of the securitization entity. We do not have any additional exposure or guarantees associated with this securitization entity. There was no new asset securitization activity in 2023.
We have excess of loss reinsurance agreements with entities that are considered VIEs. These entities finance the reinsurance coverage by issuing mortgage insurance-linked notes to unaffiliated investors. The assets of the VIEs are deposited in reinsurance trusts for our benefit that will be the source of reinsurance claim payments. Our involvement with these VIEs represents mortgage insurance claim coverage through excess of loss reinsurance, which includes significant insurance risk and a reasonable possibility of a significant loss but does not result in the unilateral power to direct the activities that most significantly affect the VIEs’ economic performance or result in the obligation to absorb losses or the right to receive benefits. Accordingly, consolidation of the VIEs is not required. Refer to note 9 for additional information related to our reinsurance agreements with entities that are considered VIEs.
We hold investments in certain structures that are considered VIEs. Our investments represent beneficial interests that are primarily in the form of structured securities or limited partnership investments. Our involvement in these structures typically represents a passive investment in the returns generated by the VIE and typically does not result in having significant influence over the economic performance of the VIE. Refer to note 5 for additional information related to our limited partnership investments that are considered VIEs.
v) Leases
We have leased assets predominantly classified as operating leases, which are recognized both as a right-of-use asset and a corresponding lease liability in our consolidated balance sheets. Our leased assets consist of office space in nine locations in the United States and one location in Mexico. Lease payments included in the calculation of our lease liability include fixed amounts contained within each rental agreement and variable lease payments that are based upon an index or rate. We combine lease and non-lease components and as a result, non-lease components are included in the calculation of our lease liability. Our remaining lease terms ranged from less than one year to 15 years and had a weighted-average remaining lease term of eight years as of December 31, 2023. The implicit rate of our lease agreements was not readily determinable; therefore, we utilized our incremental borrowing rate to discount future lease payments. The weighted-average discount rate was 7.2% as of December 31, 2023. The amount of contractual undiscounted lease obligations due in 2024, 2025, 2026, 2027, and 2028 and thereafter is $10 million, $12 million, $10 million, $9 million and $22 million, respectively. As of December 31, 2023, the operating lease liability
recorded in other liabilities in our consolidated balance sheet of $48 million was net of imputed interest of $15 million.
w) Accounting Changes
Long-Duration Targeted Improvements
On January 1, 2023, we adopted LDTI, which significantly changed the recognition and measurement of long-duration insurance contracts. This new accounting guidance directly impacted DAC, intangible assets and insurance assets and liabilities in our U.S. life insurance subsidiaries, and also significantly increased our disclosure requirements. The new guidance does not impact our Enact segment and Corporate and Other.
We adopted this new accounting guidance using the modified retrospective transition method for all topics except for MRBs, which was required to be applied using the retrospective transition method. The modified retrospective transition method generally results in applying the guidance to contracts on the basis of existing

15
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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
The
following table presents the impacted lines of the consolidated balance sheet reflecting the impact of adopting LDTI on January 1, 2023 as of December 31, 2022:

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

15
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following table presents the impacted lines of the consolidated statements of income reflecting the impact of adopting LDTI on January 1, 2023 for the years ended December 31:

	2022			2021
(Amounts in millions, except per share amounts)	As originally reported	Effect of adopting LDTI	As adjusted	As originally reported	Effect of adopting LDTI	As adjusted
Revenues:
Premiums	$3,719	$(39)	$3,680	$3,435	$(29)	$3,406
Net investment gains (losses)	(17)	15	(2)	323	(1)	322
Policy fees and other income	659	12	671	704	20	724
Total revenues	7,507	(12)	7,495	7,832	(10)	7,822
Benefits and expenses:
Benefits and other changes in policy reserves	4,242	61	4,303	4,383	192	4,575
Liability remeasurement (gains) losses	—	(290)	(290)	—	242	242
Changes in fair value of market risk benefits and associated hedges	—	(104)	(104)	—	(160)	(160)
Interest credited	503	1	504	508	3	511
Acquisition and operating expenses, net of deferrals	1,371	(86)	1,285	1,223	(225)	998
Amortization of deferred acquisition costs and intangibles	307	19	326	377	7	384
Total benefits and expenses	6,529	(399)	6,130	6,651	59	6,710
Income from continuing operations before income taxes	978	387	1,365	1,181	(69)	1,112
Provision for income taxes	239	80	319	263	(15)	248
Income from continuing operations	739	307	1,046	918	(54)	864
Net income	739	307	1,046	945	(54)	891
Net income available to Genworth Financial, Inc.’s common stockholders	609	307	916	904	(54)	850
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	609	307	916	885	(54)	831
Net income available to Genworth Financial, Inc.’s common stockholders	609	307	916	904	(54)	850
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	1.21	0.61	1.82	1.75	(0.11)	1.64
Diluted	1.19	0.60	1.79	1.72	(0.11)	1.61
Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	1.21	0.61	1.82	1.78	(0.10)	1.68
Diluted	1.19	0.60	1.79	1.76	(0.11)	1.65

15
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following table presents the impacted lines of the consolidated statements of cash flows reflecting the impact of adopting LDTI on January 1, 2023 for the years ended December 31:

	2022			2021
(Amounts in millions)	As originally reported	Effect of adopting LDTI	As adjusted	As originally reported	Effect of adopting LDTI	As adjusted
Cash flows from (used by) operating activities:
Net income	$739	$307	$1,046	$945	$(54)	$891
Adjustments to reconcile net income to net cash from operating activities:
Net investment (gains) losses	17	(15)	2	(323)	1	(322)
Changes in fair value of market risk benefits and associated hedges	—	(104)	(104)	—	(160)	(160)
Charges assessed to policyholders	(596)	8	(588)	(620)	4	(616)
Acquisition costs deferred	—	(12)	(12)	(8)	(8)	(16)
Amortization of deferred acquisition costs and intangibles	307	19	326	377	7	384
Deferred income taxes	235	80	315	290	(15)	275
Change in certain assets and liabilities:
Accrued investment income and other assets	(161)	6	(155)	(129)	(5)	(134)
Insurance reserves	863	192	1,055	642	526	1,168
Other liabilities, policy and contract claims and other policy-related balances	129	(481)	(352)	310	(296)	14
Net cash from operating activities	1,049	—	1,049	437	—	437
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

15
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

Reference Rate Reform
In March 2020, January 2021 and December 2022, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance related to reference rate reform, which was effective for us on January 1, 2020. The guidance provides temporary guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform, which includes the transition away from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. This guidance provides optional practical expedients and exceptions for applying generally accepted accounting principles to investments, derivatives or other transactions affected by reference rate reform such as those that impact the assessment of derivative hedge effectiveness and contract modifications, to include continuing hedge accounting when certain critical terms of a hedging relationship change and modifying certain effectiveness assessments to exclude certain potential sources of ineffectiveness. The guidance was updated to clarify that the optional practical expedients and exceptions can be applied to derivatives that use an interest rate for margining, discounting, or contract price alignment. In addition to the optional practical expedients, the guidance includes a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. We adopted this guidance prospectively and it did not have a significant impact on our consolidated financial statements or disclosures.
x) Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued new accounting guidance to improve income tax disclosures. The guidance requires annual disclosure of specific categories in the income tax rate reconciliation, separate disclosure of additional information related to reconciling items that meet a quantitative threshold and additional disclosures about income taxes paid, among other qualitative and quantitative disclosure improvements. This guidance is effective for us for annual reporting periods beginning on January 1, 2025 using the prospective method, with early adoption permitted. We are currently evaluating the impact the guidance may have on our processes, controls and disclosures.
In November 2023, the FASB issued new accounting guidance to improve segment reporting. The guidance requires annual and interim disclosure of significant segment expenses regularly provided to the Chief Operating Decision Maker (“CODM”) and other segment items. The guidance also requires disclosures about a segment’s profit or loss and assets, currently only required annually, to be disclosed on an interim basis. Under the new accounting guidance, public entities may disclose multiple measures of a segment’s profit or loss, as long as all disclosed measures are used by the CODM for purposes of assessing performance and allocating resources and at least one of the reported measures is that which management believes to be most consistent with U.S. GAAP measurement principles. This guidance is effective for us for annual reporting periods beginning on January 1, 2024 and interim reporting periods beginning on January 1, 2025 using the retrospective method, with early adoption permitted. We are currently evaluating the impact the guidance may have on our processes and disclosures.
In June 2022, the FASB issued new accounting guidance related to the fair value measurement of equity securities subject to contractual sale restrictions. The guidance clarifies existing fair value guidance on measuring the fair value of an equity security subject to contractual sale restrictions and adds new disclosures related to these securities. We will adopt this guidance prospectively for future reporting periods on the effective date of January 1, 2024. We do not expect any impact from this guidance on our consolidated financial statements and disclosures.

1
5
9

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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
In the year of adoption only, we have included rollforwards of activity for the year ended December 31, 2021 for DAC, PVFP, the liability for future policy benefits, policyholder account balances, additional insurance liabilities, MRBs and separate account liabilities in notes 7, 8, 10, 11, 12, 13 and 14, respectively, to provide additional information related to comparative post-transition impacts.

1
6
0

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following table presents the balances of and changes
in
the consolidated balance sheet
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

1
6
1

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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

1
6
2

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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

1
6
3

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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

1
6
4

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

(4) Earnings Per Share
Basic and diluted earnings per share are calculated by dividing each income category presented below by the weighted-average basic and diluted common shares outstanding for the years ended December 31:

(Amounts in millions, except per share amounts)	2023	2022	2021
Weighted-average common shares used in basic earnings per share calculations	468.8	504.4	506.9
Potentially dilutive securities:
Performance stock units, restricted stock units and other equity-based awards	6.1	6.5	7.8

Weighted-average common shares used in diluted earnings per share calculations	474.9	510.9	514.7

Income from continuing operations:
Income from continuing operations	$199	$1,046	$864
Less: net income from continuing operations attributable to noncontrolling interests	123	130	33

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$76	$916	$831

Basic per share	$0.16	$1.82	$1.64

Diluted per share	$0.16	$1.79	$1.61

Income from discontinued operations:
Income from discontinued operations, net of taxes	$—	$—	$27
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	8

Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$—	$—	$19

Basic per share	$—	$—	$0.04

Diluted per share	$—	$—	$0.04

Net income:
Income from continuing operations	$199	$1,046	$864
Income from discontinued operations, net of taxes	—	—	27

Net income	199	1,046	891
Less: net income attributable to noncontrolling interests	123	130	41

Net income available to Genworth Financial, Inc.’s common stockholders	$76	$916	$850

Basic per share (1)	$0.16	$1.82	$1.68

Diluted per share (1)	$0.16	$1.79	$1.65

(1)	May not total due to whole number calculation.

1
6
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

(5) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the years ended December 31:

(Amounts in millions)	2023	2022	2021
Fixed maturity securities—taxable	$2,244	$2,296	$2,411
Fixed maturity securities—non-taxable	3	5	7
Equity securities	11	10	9
Commercial mortgage loans	302	321	376
Policy loans	224	211	189
Limited partnerships	117	99	223
Other invested assets	279	267	241
Cash, cash equivalents, restricted cash and short-term investments	95	20	1

Gross investment income before expenses and fees	3,275	3,229	3,457
Expenses and fees	(92)	(83)	(87)

Net investment income	$3,183	$3,146	$3,370

(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2023	2022	2021
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$29	$28	$67
Realized losses	(154)	(102)	(10)

Net realized gains (losses) on available-for-sale fixed maturity securities	(125)	(74)	57
Net realized gains (losses) on equity securities sold	(1)	—	(7)
Net realized gains (losses) on limited partnerships	—	—	3

Total net realized investment gains (losses)	(126)	(74)	53

Net change in allowance for credit losses on available-for-sale fixed maturity securities	(7)	—	(6)
Write-down of available-for-sale fixed maturity securities (1)	(1)	(2)	(1)
Net unrealized gains (losses) on equity securities still held	53	(35)	1
Net unrealized gains (losses) on limited partnerships	111	71	264
Commercial mortgage loans	(5)	4	(3)
Derivative instruments (2)	7	32	13
Other	(9)	2	1

Net investment gains (losses)	$23	$(2)	$322

(1)	Represents write-down of securities deemed uncollectible or that we intend to sell or will be required to sell prior to recovery of the amortized cost basis.
(2)	See note 6 for additional information on the impact of derivative instruments included in net investment gains (losses).

16
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

See

note 2 for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale fixed maturity securities.
The following tables represent the allowance for credit losses aggregated by security type for available-for-sale fixed maturity securities as of and for the years ended December 31:

	2023
(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write- offs	Recoveries	Ending balance

Fixed maturity securities:
U.S. corporate	$—	$9	$—	$(7)	$—	$(2)	$—	$—
Commercial mortgage-backed	—	11	—	(4)	—	—	—	7

Total available-for-sale fixed maturity securities	$—	$20	$—	$(11)	$—	$(2)	$—	$7

	2021
(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write- offs	Recoveries	Ending balance
Fixed maturity securities:
Non-U.S. corporate	$1	$—	$6	$(7)	$—	$—	$—	$—
Commercial mortgage-backed	3	—	—	—	—	(3)	—	—

Total available-for-sale fixed maturity securities	$4	$—	$6	$(7)	$—	$(3)	$—	$—

There was no allowance for credit losses related to our
available-for-sale
fixed maturity securities as of and for the year ended December 31, 2022.

16
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of December 31:

(Amounts in millions)	2023	2022	2021
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses	$(2,577)	$(4,251)	$7,869
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses	—	—	—
Adjustments to policyholder contract balances	52	68	(131)
Income taxes, net	352	705	(1,646)

Net unrealized investment gains (losses)	(2,173)	(3,478)	6,092
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	(43)	(71)	15

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(2,130)	$(3,407)	$6,077

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the years ended December 31:

(Amounts in millions)	2023	2022	2021
Beginning balance	$(3,407)	$6,077	$7,820
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	1,549	(12,194)	(2,218)
Adjustment to policyholder contract balances (1)	(16)	199	50
Provision for income taxes	(327)	2,367	466

Change in unrealized gains (losses) on investment securities	1,206	(9,628)	(1,702)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(26), $(16) and $14	99	58	(51)

Change in net unrealized investment gains (losses)	1,305	(9,570)	(1,753)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	28	(86)	(10)

Ending balance	$(2,130)	$(3,407)	$6,077

(1)	See note 12 for additional information.
Amounts
reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

16
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

(d) Fixed Maturity Securities
As of December 31, 2023, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,588	$121	$(215)	$—	$3,494
State and political subdivisions	2,537	24	(259)	—	2,302
Non-U.S. government	703	15	(92)	—	626
U.S. corporate:
Utilities	4,521	104	(352)	—	4,273
Energy	2,449	66	(143)	—	2,372
Finance and insurance	7,813	99	(634)	—	7,278
Consumer—non-cyclical	4,648	129	(272)	—	4,505
Technology and communications	3,187	75	(239)	—	3,023
Industrial	1,294	27	(88)	—	1,233
Capital goods	2,230	69	(118)	—	2,181
Consumer—cyclical	1,715	30	(96)	—	1,649
Transportation	1,187	44	(69)	—	1,162
Other	316	6	(13)	—	309

Total U.S. corporate	29,360	649	(2,024)	—	27,985

Non-U.S. corporate:
Utilities	739	1	(55)	—	685
Energy	1,038	34	(45)	—	1,027
Finance and insurance	2,041	47	(140)	—	1,948
Consumer—non-cyclical	669	8	(61)	—	616
Technology and communications	944	12	(65)	—	891
Industrial	829	17	(49)	—	797
Capital goods	591	8	(38)	—	561
Consumer—cyclical	236	2	(17)	—	221
Transportation	369	15	(20)	—	364
Other	726	18	(43)	—	701

Total non-U.S. corporate	8,182	162	(533)	—	7,811

Residential mortgage-backed	953	8	(54)	—	907
Commercial mortgage-backed	1,714	1	(290)	(7)	1,418
Other asset-backed	2,328	6	(96)	—	2,238

Total available-for-sale fixed maturity securities	$49,365	$986	$(3,563)	$(7)	$46,781

16
9

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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

1
7
0

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of December 31, 2023:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities

Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$28	$(1)	6	$1,353	$(214)	50	$1,381	$(215)	56
State and political subdivisions	121	(2)	18	1,581	(257)	268	1,702	(259)	286
Non-U.S. government	—	—	—	448	(92)	67	448	(92)	67
U.S. corporate	1,054	(30)	142	17,019	(1,994)	2,164	18,073	(2,024)	2,306
Non-U.S. corporate	157	(5)	19	5,180	(528)	684	5,337	(533)	703
Residential mortgage-backed	62	(1)	31	477	(53)	156	539	(54)	187
Commercial mortgage-backed	37	(1)	7	1,349	(289)	224	1,386	(290)	231
Other asset-backed	—	—	—	1,624	(96)	327	1,624	(96)	327

Total for fixed maturity securities in an unrealized loss position	$1,459	$(40)	223	$29,031	$(3,523)	3,940	$30,490	$(3,563)	4,163

% Below cost:
<20% Below cost	$1,450	$(37)	221	$26,032	$(2,509)	3,542	$27,482	$(2,546)	3,763
20%-50% Below cost	9	(3)	2	2,999	(1,014)	398	3,008	(1,017)	400

Total for fixed maturity securities in an unrealized loss position	$1,459	$(40)	223	$29,031	$(3,523)	3,940	$30,490	$(3,563)	4,163

Investment grade	$1,441	$(40)	221	$27,804	$(3,394)	3,762	$29,245	$(3,434)	3,983
Below investment grade	18	—	2	1,227	(129)	178	1,245	(129)	180

Total for fixed maturity securities in an unrealized loss position	$1,459	$(40)	223	$29,031	$(3,523)	3,940	$30,490	$(3,563)	4,163

1
7
1

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual investment securities had been in a continuous unrealized loss position, based on industry, as of December 31, 2023:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities

Description of Securities
U.S. corporate:
Utilities	$177	$(2)	21	$2,129	$(350)	308	$2,306	$(352)	329
Energy	122	(2)	20	1,343	(141)	168	1,465	(143)	188
Finance and insurance	274	(8)	42	5,192	(626)	645	5,466	(634)	687
Consumer—non-cyclical	173	(6)	18	2,529	(266)	280	2,702	(272)	298
Technology and communications	105	(6)	19	2,100	(233)	269	2,205	(239)	288
Industrial	50	(1)	6	702	(87)	96	752	(88)	102
Capital goods	—	—	—	1,193	(118)	150	1,193	(118)	150
Consumer—cyclical	88	(1)	11	1,073	(95)	148	1,161	(96)	159
Transportation	65	(4)	5	621	(65)	82	686	(69)	87
Other	—	—	—	137	(13)	18	137	(13)	18

Subtotal, U.S. corporate securities	1,054	(30)	142	17,019	(1,994)	2,164	18,073	(2,024)	2,306

Non-U.S. corporate:
Utilities	—	—	—	609	(55)	68	609	(55)	68
Energy	39	(1)	4	487	(44)	59	526	(45)	63
Finance and insurance	100	(2)	10	1,358	(138)	203	1,458	(140)	213
Consumer—non-cyclical	—	—	—	471	(61)	55	471	(61)	55
Technology and communications	—	—	—	659	(65)	83	659	(65)	83
Industrial	18	(2)	5	436	(47)	61	454	(49)	66
Capital goods	—	—	—	384	(38)	49	384	(38)	49
Consumer—cyclical	—	—	—	188	(17)	26	188	(17)	26
Transportation	—	—	—	216	(20)	30	216	(20)	30
Other	—	—	—	372	(43)	50	372	(43)	50
Subtotal, non-U.S. corporate securities	157	(5)	19	5,180	(528)	684	5,337	(533)	703

Total for corporate securities in an unrealized loss position	$1,211	$(35)	161	$22,199	$(2,522)	2,848	$23,410	$(2,557)	3,009

We did not recognize an allowance for credit losses on securities in an unrealized loss position included in the tables above. Based on a qualitative and quantitative review of the issuers of the securities, we believe the decline in fair value was largely due to increased interest rates and was not indicative of credit losses. The issuers continue to make timely principal and interest payments. For all securities in an unrealized loss position without an allowance for credit losses, we expect to recover the amortized cost based on our estimate of the amount and timing of cash flows to be collected. We do not intend to sell nor do we expect that we will be required to sell these securities prior to recovering our amortized cost.

1
72

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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

1
73

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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

1
74

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The scheduled maturity distribution of fixed maturity securities as of December 31, 2023 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,384	$1,372
Due after one year through five years	8,418	8,205
Due after five years through ten years	12,751	12,114
Due after ten years	21,817	20,527

Subtotal	44,370	42,218
Residential mortgage-backed	953	907
Commercial mortgage-backed	1,714	1,418
Other asset-backed	2,328	2,238

Total	$49,365	$46,781

As of December 31, 2023, securities issued by finance and insurance, consumer—non-cyclical, utilities and technology and communications industry groups represented approximately 26%, 14%, 14% and 11%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of December 31, 2023, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
As of December 31, 2023 and 2022, securities of $43 million and $42 million, respectively, were on deposit with various state government insurance departments in order to comply with relevant insurance regulations.
(e) Commercial Mortgage Loans
Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of principal payments, amortization and allowance for credit losses.

17
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of December 31:

	2023		2022
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total

Property type:
Retail	$2,858	42%	$2,916	42%
Office	1,481	22	1,579	22
Industrial	1,440	21	1,456	21
Apartments	522	8	561	8
Mixed use	371	5	371	5
Other	157	2	149	2

Subtotal	6,829	100%	7,032	100%

Allowance for credit losses	(27)		(22)

Total	$6,802		$7,010

	2023		2022
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total

Geographic region:
South Atlantic	$1,803	26%	$1,809	26%
Pacific	1,281	19	1,340	19
Mountain	1,029	15	1,023	15
Middle Atlantic	925	14	988	14
West South Central	553	8	578	8
East North Central	445	6	454	6
West North Central	404	6	438	6
East South Central	206	3	218	3
New England	183	3	184	3

Subtotal	6,829	100%	7,032	100%

Allowance for credit losses	(27)		(22)

Total	$6,802		$7,010

As of December 31, 2023 and 2022, we had no commercial mortgage loans past due or on non-accrual status. For a discussion of our policy related to placing commercial mortgage loans on non-accrual status, see note 2.
During the years ended December 31, 2023 and 2022, we did not have any loan modifications or extensions associated with borrowers experiencing financial difficulty that resulted in the consideration of whether to establish a new loan or to continue accounting for the modification or extension under the existing loan.

17
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following table sets forth the allowance for credit losses related to commercial mortgage loans as of and for the years ended December 31:

(Amounts in millions)	2023	2022	2021
Allowance for credit losses:
Beginning balance	$22	$26	$31
Provision	5	(5)	3
Write-offs	—	—	(8)
Recoveries	—	1	—

Ending balance	$27	$22	$26

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
The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of December 31, 2023:

(Amounts in millions)	2023	2022	2021	2020	2019	2018 and prior	Total
Debt-to-value:
0%–50%	$19	$75	$86	$115	$127	$1,946	$2,368
51%–60%	23	84	220	86	154	826	1,393
61%–75%	229	771	599	275	388	756	3,018
76%–100%	—	—	—	4	23	23	50
Greater than 100%	—	—	—	—	—	—	—

Total amortized cost	$271	$930	$905	$480	$692	$3,551	$6,829

Debt service coverage ratio:
Less than 1.00	$—	$17	$3	$18	$31	$196	$265
1.00–1.25	14	38	9	19	36	147	263
1.26–1.50	172	223	104	67	159	471	1,196
1.51–2.00	65	396	422	205	261	1,262	2,611
Greater than 2.00	20	256	367	171	205	1,475	2,494

Total amortized cost	$271	$930	$905	$480	$692	$3,551	$6,829

17
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following tables set forth the
debt-to-value
of commercial mortgage loans by property type as of December 31:

	2023
(Amounts in millions)	0%–50%	51%–60%	61%–75%	76%–100%	Greater than 100%	Total
Property type:
Retail	$945	$686	$1,227	$—	$—	$2,858
Office	350	325	771	35	—	1,481
Industrial	670	250	520	—	—	1,440
Apartments	194	61	259	8	—	522
Mixed use	120	61	183	7	—	371
Other	89	10	58	—	—	157

Total amortized cost	$2,368	$1,393	$3,018	$50	$—	$6,829

% of total	35%	20%	44%	1%	—%	100%

Weighted-average debt service coverage ratio	2.42	1.87	1.66	0.87	—	1.96

	2022
(Amounts in millions)	0%–50%	51%–60%	61%–75%	76%–100%	Greater than 100%	Total
Property type:
Retail	$907	$649	$1,332	$28	$—	$2,916
Office	445	272	848	14	—	1,579
Industrial	668	243	545	—	—	1,456
Apartments	184	90	279	8	—	561
Mixed use	93	79	199	—	—	371
Other	88	9	52	—	—	149

Total amortized cost	$2,385	$1,342	$3,255	$50	$—	$7,032

% of total	34%	19%	46%	1%	—%	100%

Weighted-average debt service coverage ratio	2.35	1.95	1.63	1.34	—	1.93

17
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of December 31:

	2023
(Amounts in millions)	Less than 1.00	1.00–1.25	1.26–1.50	1.51–2.00	Greater than 2.00	Total
Property type:
Retail	$54	$105	$583	$1,142	$974	$2,858
Office	105	48	244	615	469	1,481
Industrial	43	30	181	471	715	1,440
Apartments	12	51	86	187	186	522
Mixed use	27	14	80	164	86	371
Other	24	15	22	32	64	157

Total amortized cost	$265	$263	$1,196	$2,611	$2,494	$6,829

% of total	4%	4%	17%	38%	37%	100%

Weighted-average debt-to-value	64%	63%	65%	58%	46%	55%

	2022
(Amounts in millions)	Less than 1.00	1.00–1.25	1.26–1.50	1.51–2.00	Greater than 2.00	Total
Property type:
Retail	$88	$68	$560	$1,380	$820	$2,916
Office	81	131	155	666	546	1,579
Industrial	20	44	194	574	624	1,456
Apartments	14	11	150	242	144	561
Mixed use	25	16	50	190	90	371
Other	42	2	9	33	63	149

Total amortized cost	$270	$272	$1,118	$3,085	$2,287	$7,032

% of total	4%	4%	16%	44%	32%	100%

Weighted-average debt-to-value	61%	62%	63%	60%	44%	56%

(f) Limited Partnerships or Similar Entities
Investments in limited partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of December 31, 2023 and 2022, the total carrying value of these investments was $2,667 million and $2,230 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.

17
9

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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
The following table sets forth our positions in derivative instruments as of December 31:

	Derivative assets			Derivative liabilities
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		2023	2022		2023	2022
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$55	$24	Other liabilities	$490	$522
Foreign currency swaps	Other invested assets	10	20	Other liabilities	2	—
Forward bond purchase commitments	Other invested assets	51	—	Other liabilities	—	—

Total cash flow hedges		116	44		492	522

Total derivatives designated as hedges		116	44		492	522

Derivatives not designated as hedges
Equity index options	Other invested assets	15	6	Other liabilities	—	—
Financial futures (1)	Other invested assets	—	—	Other liabilities	—	—
Forward bond purchase commitments	Other invested assets	—	—	Other liabilities	9	—
Fixed indexed annuity embedded derivatives	Other assets	—	—	Policyholder account balances (2)	165	202
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (3)	15	15

Total derivatives not designated as hedges		15	6		189	217

Total derivatives		$131	$50		$681	$739

(1)	The period end valuations of financial futures were zero as a result of settling the margins on these contracts on a daily basis.
(2)	Represents the embedded derivatives associated with our fixed indexed annuity liabilities.
(3)	Represents the embedded derivatives associated with our indexed universal life liabilities.
The fair value of derivative positions presented above was not offset by the respective collateral amounts received or provided under these agreements.

1
8
0

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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

(Notional in millions)	Measurement	December 31, 2022	Additions	Maturities/ terminations	December 31, 2023
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,542	$1,857	$(1,424)	$8,975
Foreign currency swaps	Notional	144	—	(13)	131
Forward bond purchase commitments	Notional	—	1,075	—	1,075

Total cash flow hedges		8,686	2,932	(1,437)	10,181

Total derivatives designated as hedges		8,686	2,932	(1,437)	10,181

Derivatives not designated as hedges
Equity index options	Notional	936	729	(963)	702
Financial futures	Notional	1,403	5,488	(5,640)	1,251
Forward bond purchase commitments	Notional	—	500	—	500

Total derivatives not designated as hedges		2,339	6,717	(6,603)	2,453

Total derivatives		$11,025	$9,649	$(8,040)	$12,634

(Number of policies)	Measurement	December 31, 2022	Additions	Maturities/ terminations	December 31, 2023
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	7,315	—	(1,489)	5,826
Indexed universal life embedded derivatives	Policies	771	—	(22)	749
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

1
8
1

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following table provides information about the
pre-tax
income effects of cash flow hedges for the year ended December 31, 2023:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(92)	$220	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	10	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(3)	Interest expense	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Forward bond purchase commitments	51	1	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(10)	—	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	—	2	Net investment gains (losses)	—	Net investment gains (losses)

Total	$(51)	$231		$—

The following table provides information about the
pre-tax
income effects of cash flow hedges for the year ended December 31, 2022:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(854)	$225	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	9	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(3)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	15	—	Net investment income	—	Net investment gains (losses)

Total	$(839)	$231		$—

1
8
2

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” as of and for the years ended December 31:

(Amounts in millions)	2023	2022	2021
Derivatives qualifying as effective accounting hedges as of January 1	$1,200	$2,025	$2,211
Current period increases (decreases) in fair value, net of deferred taxes of $12, $165 and $12	(39)	(674)	(45)
Reclassification to net (income), net of deferred taxes of $80, $80 and $76	(151)	(151)	(141)

Derivatives qualifying as effective accounting hedges as of December 31	$1,010	$1,200	$2,025

The total of derivatives designated as cash flow hedges of $1,010 million, net of taxes, recorded in stockholders’ equity as of December 31, 2023 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $136 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the years ended December 31, 2023, 2022 and 2021, we reclassified $10 million, $11 million and $10 million, respectively, to net income in connection with forecasted transactions that were no longer considered reasonably possible of occurring.
Derivatives Not Designated As Hedges
We enter into certain
non-qualifying
derivative instruments such as equity index options and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits, fixed indexed annuities and indexed universal life. Our fixed indexed annuity and indexed universal life insurance products

1
8
3

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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

(Amounts in millions)	2023	2022	2021	Classification of gain (loss) recognized in net income

Interest rate swaps	$—	$—	$2	Net investment gains (losses)
Equity index options	6	(20)	18	Net investment gains (losses)
Financial futures	(108)	(81)	(123)	Changes in fair value of market risk benefits and associated hedges
Forward bond purchase commitments	(9)	—	—	Net investment gains (losses)
Fixed indexed annuity embedded derivatives	(18)	16	(32)	Net investment gains (losses)
Indexed universal life embedded derivatives	14	27	24	Net investment gains (losses)

Total derivatives not designated as hedges	$(115)	$(58)	$(111)

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of December 31:

	2023			2022
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives

Amounts presented in the balance sheet:
Gross amounts recognized	$131	$501	$(370)	$50	$522	$(472)
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	131	501	(370)	50	522	(472)
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(59)	(59)	—	(25)	(25)	—
Collateral received	(19)	—	(19)	(21)	—	(21)
Collateral pledged	—	(1,100)	1,100	—	(1,095)	1,095
Over collateralization	—	658	(658)	—	598	(598)

Net amount	$53	$—	$53	$4	$—	$4

(1)	Does not include amounts related to embedded derivatives as of December 31, 2023 and 2022.
(2)
Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

1
8
4

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

(7) Deferred Acquisition Costs
The following tables present the balances of and changes in deferred acquisition costs as of and for the periods indicated:

	December 31, 2023
(Amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$935	$1,080	$57	$113	$2,185
Costs deferred	1	—	—	—	1
Amortization	(57)	(139)	(12)	(15)	(223)

Balance as of December 31	$879	$941	$45	$98	1,963

Enact segment					25

Total deferred acquisition costs					$1,988

	December 31, 2022
(Amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$989	$1,271	$70	$131	$2,461
Costs deferred	6	—	—	—	6
Amortization	(60)	(191)	(13)	(18)	(282)

Balance as of December 31	$935	$1,080	$57	$113	2,185

Enact segment					26

Total deferred acquisition costs					$2,211

	December 31, 2021
(Amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities	Variable annuities	Total

Balance as of January 1	$1,043	$1,501	$85	$151	$2,780
Costs deferred	9	—	—	—	9
Amortization	(63)	(230)	(15)	(20)	(328)

Balance as of December 31	$989	$1,271	$70	$131	2,461

Enact segment					27

Total deferred acquisition costs					$2,488

18
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

(8) Intangible Assets
The following table presents our intangible assets as of December 31:

	2023		2022
(Amounts in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

PVFP	$2,146	$(2,038)	$2,146	$(2,026)
Capitalized software	517	(449)	482	(427)
Deferred sales inducements to contractholders	317	(297)	317	(291)
Other	6	(4)	6	(4)

Total	$2,986	$(2,788)	$2,951	$(2,748)

Amortization expense related to PVFP and capitalized software was $34 million, $38 million and $47 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense related to deferred sales inducements of $6 million, $8 million and $9 million for the years ended December 31, 2023, 2022 and 2021, respectively, was included in benefits and other changes in policy reserves.
Present Value of Future Profits
The following table presents the balances of and changes in PVFP as of and for the years ended December 31:

(Amounts in millions)	2023	2022	2021
Beginning balance as of January 1	$120	$134	$154
Costs deferred	—	—	—
Amortization	(12)	(14)	(20)

Ending balance	$108	$120	$134

We test PVFP for recoverability as part of annual premium deficiency testing. As of December 31, 2023, 2022 and 2021, all our businesses had sufficient future income and we did not recognize a premium deficiency reserve; therefore, the related PVFP was deemed recoverable.
The
percentage of the PVFP balance estimated to be amortized over each of the next five years is as follows:

2024	10.3%
2025	10.2%
2026	10.1%
2027	10.1%
2028	10.1%

18
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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
U.S. Life Insurance Subsidiaries
As of December 31, 2023, the maximum amount of individual ordinary life insurance normally retained by us on any one individual life policy was $5 million.
We have several significant reinsurance transactions (“Reinsurance Transactions”) with UFLIC, an affiliate of General Electric Company (“GE”). In the Reinsurance Transactions, we ceded to UFLIC in-force blocks of structured settlements issued prior to 2004, substantially all of our in-force blocks of variable annuities issued prior to 2004 and a block of long-term care insurance policies that we reinsured in 2000 from legal entities now a part of Brighthouse Life Insurance Company. Although we remain directly liable under these contracts and policies as the ceding insurer, the Reinsurance Transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. To secure the payment of its obligations to us under the reinsurance agreements governing the Reinsurance Transactions, UFLIC has established trust accounts to maintain an aggregate amount of assets with a statutory book value at least equal to the statutory general account reserves attributable to the reinsured business less an amount required to be held in certain claims-paying accounts. A trustee administers the trust accounts and we are permitted to withdraw from the trust accounts amounts due to us pursuant to the terms of the reinsurance agreements that are not otherwise paid by UFLIC. In addition, pursuant to a Capital Maintenance Agreement, GE is obligated to maintain sufficient capital in UFLIC to maintain UFLIC’s risk-based capital (“RBC”) at not less than 150% of its company action level, as defined by the National Association of Insurance Commissioners (“NAIC”).
As of December 31, 2023 and 2022, our reinsurance recoverable related to UFLIC at the locked-in discount rate was $13,020 million and $13,503 million, respectively.
Under the terms of certain reinsurance agreements that our life insurance subsidiaries have with external parties, we pledged assets, including cash, in either separate portfolios or trusts for the benefit of external reinsurers. These assets support the reserves ceded to those external reinsurers. We have pledged fixed maturity securities, commercial mortgage loans and cash of $9,683 million, $489 million and $39 million, respectively, as of December 31, 2023 and $10,218 million, $576 million and $105 million, respectively, as of December 31, 2022 in connection with these reinsurance agreements. However, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level.

18
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following table sets forth net domestic life insurance in-force as of December 31:

(Amounts in millions)	2023	2022	2021

Direct life insurance in-force	$397,276	$430,151	$471,147
Amounts assumed from other companies	487	527	573
Amounts ceded to other companies (1)	(352,901)	(383,350)	(427,464)

Net life insurance in-force	$44,862	$47,328	$44,256

Percentage of amount assumed to net	1%	1%	1%

(1)	Includes amounts accounted for under the deposit method.
Enact
Enact Holdings, through Enact Mortgage Insurance Corporation (“EMICO”), its principal U.S. mortgage insurance subsidiary, cedes

a portion of its mortgage insurance risk in order to obtain credit towards the financial requirements of the government-sponsored enterprises’ (“GSEs”) private mortgage insurer eligibility requirements (“PMIERs”). EMICO engages in excess of loss transactions either through a panel of traditional reinsurance providers or through collateralized reinsurance with unaffiliated special purpose insurers that are considered VIEs. The excess of loss transactions generally cover a subset of loans in a given book year where typically both the attachment and detachment points of the ceded risk tier are within the PMIERs capital requirements at inception. Each reinsurance treaty has a term of ten years or more and grants EMICO a unilateral right to commute the treaty prior to the full term, subject to certain performance triggers.
EMICO retains the first layer of aggregate loss exposure on covered policies while the reinsurer provides the second layer of coverage, up to the defined reinsurance coverage amount, and EMICO retains losses in excess of the reinsurance coverage amount. Traditional reinsurance providers collateralize a portion of their coverage by holding funds in reinsurance trust accounts, and the VIEs fully collateralize the reinsurance coverage by issuing mortgage insurance-linked notes to unaffiliated investors. The notes are non-recourse to EMICO, and to Genworth Financial and its affiliates.

In 2023
, EMICO executed an excess of loss reinsurance transaction with a panel of reinsurers that provides up to approximately $180 million of reinsurance coverage on a portion of new insurance written in 2023. During 2023, EMICO also obtained approximately
 $
248
million of excess of loss reinsurance coverage from certain special purpose insurers. In 2022, EMICO executed three excess of loss reinsurance transactions with a panel of reinsurers that provide up to approximately
 $
422
million of reinsurance coverage on a portion of new insurance written for its 2022 book year and up to approximately
$
325
million of reinsurance coverage on a portfolio of mortgage insurance policies written during the second half of 2021.
EMICO also engages in quota share reinsurance transactions under which the reinsurer receives a premium in exchange for covering an agreed-upon portion of incurred losses. EMICO executed a quota share reinsurance agreement in 2023 with a panel of third-party reinsurers under which it ceded
 16.125%
of a portion of new insurance written for its 2023 book year. EMICO has the right to terminate the reinsurance agreement upon the occurrence of certain events.
On January 3, 2024, EMICO entered into a quota share reinsurance agreement under which it will cede approximately
 21%
of a portion of new insurance written for its 2024 book year. On January 30, 2024,
EMICO

18
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

executed an excess of loss reinsurance transaction which provides up to $
255
million of reinsurance coverage on a portion of current and expected new insurance written for the
2024
book year, effective
January 1, 2024
.
Premiums Written and Earned
The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

	Written			Earned
(Amounts in millions)	2023	2022	2021	2023	2022	2021
Direct:
Life insurance	$699	$738	$774	$699	$738	$775
Accident and health insurance (1)	2,712	2,739	2,802	2,712	2,739	2,802
Mortgage insurance	995	979	990	1,049	1,023	1,050

Total direct	4,406	4,456	4,566	4,460	4,500	4,627

Assumed:
Life insurance	1	1	2	1	1	2
Accident and health insurance (1)	288	294	302	288	294	302
Mortgage insurance	4	3	3	4	3	3

Total assumed	293	298	307	293	298	307

Ceded:
Life insurance (2)	(493)	(505)	(913)	(493)	(505)	(913)
Accident and health insurance (1)	(537)	(533)	(543)	(537)	(533)	(543)
Mortgage insurance	(87)	(80)	(72)	(87)	(80)	(72)

Total ceded	(1,117)	(1,118)	(1,528)	(1,117)	(1,118)	(1,528)

Net premiums	$3,582	$3,636	$3,345	$3,636	$3,680	$3,406

Percentage of amount assumed to net				8%	8%	9%

(1)	Accident and health insurance is comprised of our long-term care insurance products.
(2)
Effective December 1, 2021 and included in the year ended December 31, 2021, we entered into a reinsurance agreement with SCOR Global Life USA Reinsurance Company, under which we ceded premiums of $360 million associated with certain term life insurance policies.

Reinsurance recoveries recognized as a reduction of benefits and other changes in policy reserves amounted to $2,702 million, $2,746 million and $2,979 million during 2023, 2022 and 2021, respectively.

18
9

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

Allowance for Credit Losses on Reinsurance Recoverables
The following table sets forth the changes in the allowance for credit losses related to reinsurance recoverables as
of and for the years ended December 31:

(Amounts in millions)	2023	2022	2021
Allowance for credit losses:
Beginning balance	$63	$58	$45
Provision	35	5	13
Write-offs	(69)	—	—
Recoveries	—	—	—

Ending balance	$29	$63	$58

Our policy for evaluating and measuring the allowance for credit losses related to reinsurance recoverables utilizes the reinsurer’s credit rating, updated quarterly, to assess the credit quality of reinsurance recoverables. The following tables set forth A.M. Best Company, Inc.’s credit ratings related to our reinsurance recoverables at the locked-in
discount rate, gross of the allowance for credit losses, as of December 31:

	2023
(Amounts in millions)	Collateralized	Non-collateralized	Total

Credit rating:
A++	$—	$666	$666
A+	1,322	1,719	3,041
A	33	350	383
Not rated (1)	13,021	16	13,037

Total reinsurance recoverable	$14,376	$2,751	$17,127

	2022
(Amounts in millions)	Collateralized	Non-collateralized	Total

Credit rating:
A++	$—	$626	$626
A+	1,268	2,050	3,318
A	20	33	53
Not rated (1)	13,506	86	13,592

Total reinsurance recoverable	$14,794	$2,795	$17,589

(1)
Primarily relates to amounts associated with UFLIC, which is not rated. However, UFLIC has trust accounts and a guarantee from its parent, as discussed above, and is sufficiently collateralized and fully collectible; accordingly, no allowance for credit losses was recorded as of December 31, 2023 and 2022.

Reinsurance recoverables are considered past due when contractual payments have not been received from the reinsurer by the required payment date. Claims submitted for payment are generally due in less than one year. As of December 31, 2023, we did not have any reinsurance recoverables past due. As of December 31, 2022, the reinsurance recoverable related to Scottish Re US Inc. (“Scottish Re”), a reinsurance company domiciled in Delaware, was past due. In 2019, Scottish Re was ordered into receivership for the purposes of rehabilitation. In

1
9
0

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

May 2023, the Receiver concluded that Scottish Re should be liquidated based upon adverse changes in its financial condition subsequent to the filing of the proposed and subsequently amended Plan of Rehabilitation. In July 2023, Scottish Re’s board of directors consented to the liquidation order, which was made final by the Court shortly thereafter. In addition, the Court’s liquidation order mandated all reinsurance agreements in-force
with Scottish Re be terminated (or expire) by no later than September 30, 2023.
We previously established an allowance for credit losses of $36 million related to the reinsurance recoverable due from Scottish Re. In the third quarter of 2023, we determined that the reinsurance recoverable was uncollectible. As a result, we recorded an additional credit loss of $33 million and wrote off the entire reinsurance recoverable of $69 million against the allowance for credit losses. We also recaptured all our life insurance policies from Scottish Re in the third quarter of 2023, which did not have a significant impact on our earnings for the year ended December 31, 2023, as the credit loss recognized during 2023 was offset by the derecognition of ceded premiums payable of approximately $33 million where we have the right of offset for the amounts owed to us by Scottish Re. Effective December 31, 2023, we entered into a binding letter of intent with a third party to cede, on a yearly renewable term basis, certain term and universal life insurance products recaptured from Scottish Re, as well as some smaller blocks. This transaction resulted in a gain of $34 million that was deferred as cost of reinsurance and recorded as part of the reinsurance recoverable balance as of December 31, 2023; therefore, there was no impact to net income (loss). The final treaties were executed and signed on January 30, 2024, with no changes to the terms outlined in the letter of intent.
(10) Future Policy Benefits
The following table sets forth our liability for future policy benefits as of December 31:

(Amounts in millions)	2023	2022

Long-term care insurance	$43,929	$41,457
Life insurance	1,698	1,820
Fixed annuities	11,829	11,923

Total long-duration insurance contracts	57,456	55,200

Deferred profit liability	128	115
Cost of reinsurance	71	92

Total future policy benefits	$57,655	$55,407

1
9
1

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following tables present the balances of and changes in the liability for
future policy benefits as of and for the years ended December 31:

	2023
(Dollar amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities
Present value of expected net premiums:
Beginning balance as of January 1	$19,895	$4,083	$—
Beginning balance, at original discount rate	$19,959	$3,922	$—
Effect of changes in cash flow assumptions	(276)	180	—
Effect of actual variances from expected experience	(365)	38	—

Adjusted beginning balance	19,318	4,140	—
Issuances	2	—	42
Interest accretion	994	217	—
Net premiums collected (1)	(1,968)	(439)	(42)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	—

Ending balance, at original discount rate	18,346	3,918	—
Effect of changes in discount rate assumptions	304	262	—

Ending balance as of December 31	$18,650	$4,180	$—

Present value of expected future policy benefits:
Beginning balance as of January 1	$61,352	$5,556	$11,923
Beginning balance, at original discount rate	$61,148	$5,374	$10,300
Effect of changes in cash flow assumptions	(292)	261	(33)
Effect of actual variances from expected experience	(50)	61	(30)

Adjusted beginning balance	60,806	5,696	10,237
Issuances	2	—	35
Interest accretion	3,327	281	663
Benefit payments	(3,621)	(823)	(1,016)
Derecognition (lapses and withdrawals)	—	—	—
Other	(1)	(8)	1

Ending balance, at original discount rate	60,513	5,146	9,920
Effect of changes in discount rate assumptions	2,066	266	1,909

Ending balance as of December 31	$62,579	$5,412	$11,829

Net liability for future policy benefits, before flooring adjustments	$43,929	$1,232	$11,829
Flooring adjustments (2)	—	466	—

Net liability for future policy benefits	43,929	1,698	11,829
Less: reinsurance recoverable	7,572	852	9,008

Net liability for future policy benefits, net of reinsurance recoverable	$36,357	$846	$2,821

Weighted-average liability duration (years)	13.7	5.9	11.1

(1)	Net premiums collected represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
(2)	See note 2 for a discussion of flooring adjustments.

1
9
2

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

	2022
(Dollar amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities
Present value of expected net premiums:
Beginning balance as of January 1	$25,247	$5,414	$—
Beginning balance, at original discount rate	$20,717	$4,086	$—
Effect of changes in cash flow assumptions	102	—	—
Effect of actual variances from expected experience	82	69	—

Adjusted beginning balance	20,901	4,155	—
Issuances	8	—	50
Interest accretion	1,061	226	—
Net premiums collected (1)	(2,011)	(459)	(50)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	—

Ending balance, at original discount rate	19,959	3,922	—
Effect of changes in discount rate assumptions	(64)	161	—

Ending balance as of December 31	$19,895	$4,083	$—

Present value of expected future policy benefits:
Beginning balance as of January 1	$85,338	$7,157	$17,039
Beginning balance, at original discount rate	$61,146	$5,814	$11,012
Effect of changes in cash flow assumptions	(251)	—	—
Effect of actual variances from expected experience	(31)	106	(24)

Adjusted beginning balance	60,864	5,920	10,988
Issuances	10	—	43
Interest accretion	3,364	304	690
Benefit payments	(3,090)	(851)	(1,072)
Derecognition (lapses and withdrawals)	—	—	—
Reinsurance transactions (2)	—	—	(352)
Other	—	1	3

Ending balance, at original discount rate	61,148	5,374	10,300
Effect of changes in discount rate assumptions	204	182	1,623

Ending balance as of December 31	$61,352	$5,556	$11,923

Net liability for future policy benefits, before flooring adjustments	$41,457	$1,473	$11,923
Flooring adjustments (3)	—	347	—

Net liability for future policy benefits	41,457	1,820	11,923
Less: reinsurance recoverable	7,270	873	8,957

Net liability for future policy benefits, net of reinsurance recoverable	$34,187	$947	$2,966

Weighted-average liability duration (years)	14.5	6.0	10.9

(1)	Net premiums collected represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
(2)	Related to a third-party recapture of certain single premium immediate annuity contracts in 2022.
(3)	See note 2 for a discussion of flooring adjustments.

1
9
3

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

	2021
(Dollar amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities
Present value of expected net premiums:
Beginning balance as of January 1	$26,283	$5,451	$—
Beginning balance, at original discount rate	$20,600	$3,916	$—
Effect of changes in cash flow assumptions	1,615	228	—
Effect of actual variances from expected experience	(444)	165	—

Adjusted beginning balance	21,771	4,309	—
Issuances	23	—	47
Interest accretion	1,053	221	—
Net premiums collected (1)	(2,130)	(444)	(47)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	—

Ending balance, at original discount rate	20,717	4,086	—
Effect of changes in discount rate assumptions	4,530	1,328	—

Ending balance as of December 31	$25,247	$5,414	$—

Present value of expected future policy benefits:
Beginning balance as of January 1	$89,645	$7,821	$18,637
Beginning balance, at original discount rate	$59,709	$6,062	$11,358
Effect of changes in cash flow assumptions	1,678	252	27
Effect of actual variances from expected experience	(565)	190	(24)

Adjusted beginning balance	60,822	6,504	11,361
Issuances	23	—	46
Interest accretion	3,309	322	728
Benefit payments	(3,006)	(1,013)	(1,119)
Derecognition (lapses and withdrawals)	—	—	—
Other	(2)	1	(4)

Ending balance, at original discount rate	61,146	5,814	11,012
Effect of changes in discount rate assumptions	24,192	1,343	6,027

Ending balance as of December 31	$85,338	$7,157	$17,039

Net liability for future policy benefits, before flooring adjustments	$60,091	$1,743	$17,039
Flooring adjustments (2)	—	423	—

Net liability for future policy benefits	60,091	2,166	17,039
Less: reinsurance recoverable	10,557	1,040	12,583

Net liability for future policy benefits, net of reinsurance recoverable	$49,534	$1,126	$4,456

Weighted-average liability duration (years)	16.9	7.0	13.6

(1)	Net premiums collected represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
(2)	See note 2 for a discussion on flooring adjustments.

1
9
4

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

Long-term care insurance
In the fourth quarter of 2023, we completed our annual review of cash flow assumptions including expected claim incidence and terminations, expenses, interest rates, benefit utilization trend and in-force
rate actions, among other assumptions. The impact of changes in cash flow assumptions in 2023 resulted in a decrease of
 $16
million in the liability for future policy benefits primarily as a result of a favorable update to our disabled life mortality assumptions to reflect an expectation that mortality will continue at elevated levels in the near term post-COVID-19. This was partially offset by unfavorable updates to our healthy life assumptions to better reflect near-term experience for cost of care, mortality, incidence and lapse rates. We also evaluated our assumptions regarding expectations of future premium rate increase approvals and benefit reductions and did not make significant changes to our multi-year in-force rate action plan. However, we did increase our assumption for future approvals and benefit reductions given our current plans for rate increase filings and our historical experience regarding approvals and regulatory support, as well as benefit reductions and legal settlement results. The impact of actual versus expected experience in 2023 resulted in an increase of
$315
million in the liability for future policy benefits primarily driven by higher claims and unfavorable timing impacts related to a second legal settlement.
In the fourth quarter of 2022, we refined several assumptions, including reducing our lapse assumption in light of favorable experience from our long-term care insurance legal settlement elections and benefit reductions and updating our interest rate assumption to reflect the impact of the higher interest rate environment. The favorable impacts from both the effect of changes in cash flow assumptions and actual versus expected experience were mainly attributable to the inclusion of a second legal settlement. We also evaluated our assumptions regarding expectations of future premium rate increase approvals and benefit reductions and did not make significant changes to our multi-year in-force
rate action plan. However, we did increase our assumption for future approvals and benefit reductions given our current plans for rate increase filings and our historical experience regarding approvals and regulatory support, as well as benefit reductions and legal settlement results.
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
Life insurance
In the fourth quarter of 2023, we completed our annual review of cash flow assumptions and increased our liability for future policy benefits by $81 million primarily as a result of unfavorable updates to our mortality assumptions to better reflect emerging experience related to more modest mortality improvement and to include an expectation that mortality will continue at elevated levels in the near term post-COVID-19.
The impact of actual versus expected experience in 2023 resulted in an increase of $23 million in the liability for future policy benefits primarily driven by unfavorable mortality experience.
There were no cash flow assumption changes for our life insurance products in the fourth quarter of 2022. The effect of actual versus expected experience in 2022 resulted in an increase of $37 million in the liability for

19
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

future policy benefits. The increase was primarily driven by unfavorable mortality from
COVID-19
and elevated death claims in a single cohort in 2022.
In the fourth quarter of 2021, we completed our annual review of cash flow assumptions and recorded an increase to our liability for future policy benefits of $24 million principally due to unfavorable pre-COVID-19 mortality. The effect of actual versus expected experience in 2021 resulted in an increase of $25 million to our liability for future policy benefits primarily from unfavorable mortality due to COVID-19.
Fixed annuities
The impact of changes in cash flow assumptions and actual versus expected experience in 2023 resulted in decreases of $33 million and $30 million, respectively, in the liability for future policy benefits, primarily from favorable mortality.
The impact of actual versus expected experience in 2022 resulted in a decrease of $24 million in the liability for future policy benefits due principally to favorable mortality.
Due to emerging experience on our structured settlements, we revised the mortality assumption to reflect unfavorable mortality rates, resulting in an increase of $27 million, partially offset by a favorable actual to expected experience adjustment of $24 million in 2021.
The following table provides the weighted-average interest rates for the liability for future policy benefits as of December 31:

	2023	2022	2021
Long-term care insurance
Interest accretion (locked-in) rate	5.8%	5.8%	5.8%
Current discount rate	5.1%	5.4%	2.8%
Life insurance
Interest accretion (locked-in) rate	5.8%	5.8%	5.8%
Current discount rate	4.8%	5.2%	2.4%
Fixed annuities
Interest accretion (locked-in) rate	6.7%	6.7%	6.7%
Current discount rate	5.0%	5.3%	2.8%
See note 2 for additional information related to the discount rate used to measure the liability for future policy benefits.

19
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following table sets forth the amount of undiscounted and discounted expected future gross premiums and expected future benefit payments as December 31:

	2023		2022		2021
(Amounts in millions)	Undiscounted	Discounted	Undiscounted	Discounted	Undiscounted	Discounted
Long-term care insurance
Expected future gross premiums	$38,279	$26,341	$42,329	$28,278	$45,334	$36,642
Expected future benefit payments	$124,594	$62,579	$130,315	$61,352	$133,974	$85,338
Life insurance
Expected future gross premiums	$10,693	$6,278	$11,541	$6,559	$12,266	$8,853
Expected future benefit payments	$7,524	$5,412	$7,924	$5,556	$8,652	$7,157
Fixed annuities
Expected future gross premiums	$—	$—	$—	$—	$—	$—
Expected future benefit payments	$23,903	$11,829	$24,924	$11,923	$26,473	$17,039
During 2023 and 2022, we recorded a charge of $6 million and $16 million, respectively, to net income due to net premiums exceeding gross premiums for our life insurance products primarily due to higher claim severity.
During 202
1
, we recorded a charge of $8 million to net income due to net premiums exceeding gross premiums for our life insurance products principally from higher claim frequency due to unfavorable mortality attributable to COVID-19.
The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income related to our liability for future policy benefits for the years ended December 31:

	2023		2022		2021
(Amounts in millions)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)

Long-term care insurance	$2,713	$2,333	$2,769	$2,303	$2,847	$2,256
Life insurance	688	64	725	78	759	101
Fixed annuities	—	663	—	690	—	728

Total	$3,401	$3,060	$3,494	$3,071	$3,606	$3,085

(1)	Amounts for interest accretion are included in benefits and other changes in policy reserves in the consolidated statements of income.

19
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

(11) Policyholder Account Balances
The following table sets forth our liabilities for policyholder account balances as of December 31:

(Amounts in millions)	2023	2022
Life insurance (1)	$7,460	$7,694
Fixed annuities	4,479	5,477
Variable annuities	529	610
Fixed indexed annuity embedded derivatives (2)	165	202
Indexed universal life embedded derivatives (2)	15	15
Additional insurance liabilities (3)	2,887	2,566
Other	5	—

Total policyholder account balances	$15,540	$16,564

(1)	Includes funding agreements .
(2)	See note 6 for additional information.
(3)
Represents additional liabilities related to death or other insurance benefits that are recorded within policyholder account balances and are considered long-duration insurance contracts. See note 12 for additional information.

The contracts underlying the minimum guarantees, such as GMWB and guaranteed annuitization benefits, are considered “in the money” if the present value of the contractholder’s benefits is greater than the account value, or commonly referred to as the net amount at risk. For GMWBs and guaranteed annuitization benefits, the only way the contractholder can monetize the excess of the benefits over the account value of the contract is through lifetime withdrawals or lifetime income payments after annuitization. For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.
The following tables present the balances of and changes in policyholder account balances as of and for the years ended December 31:

	2023
(Dollar amounts in millions)	Life insurance	Fixed annuities	Variable annuities
Beginning balance as of January 1	$7,694	$5,477	$610
Issuances	—	—	—
Premiums received	500	20	14
Policy charges	(614)	(6)	(6)
Surrenders and withdrawals	(272)	(842)	(66)
Benefit payments	(215)	(387)	(80)
Net transfers from separate accounts	—	—	1
Interest credited	388	160	4
Other	(21)	57	52

Ending balance as of December 31	$7,460	$4,479	$529

Weighted-average crediting rate	3.9%	2.8%	3.3%
Net amount at risk (1)	$42,754	$33	$479
Cash surrender value	$4,336	$3,519	$529

(1)
The net amount at risk presented for fixed and variable annuity products contains both general and separate accounts, including amounts related to annuitization and other insurance benefits classified as MRBs.

19
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

	2022
(Dollar amounts in millions)	Life insurance	Fixed annuities	Variable annuities
Beginning balance as of January 1	$7,835	$6,595	$652
Issuances	—	—	—
Premiums received	518	23	21
Policy charges	(632)	(6)	(8)
Surrenders and withdrawals	(177)	(908)	(48)
Benefit payments	(210)	(475)	(69)
Net transfers from separate accounts	—	—	11
Interest credited	381	173	4
Other	(21)	75	47

Ending balance as of December 31	$7,694	$5,477	$610

Weighted-average crediting rate	3.9%	2.4%	3.3%
Net amount at risk (1)	$44,113	$21	$661
Cash surrender value	$4,415	$4,449	$610

(1)
The net amount at risk presented for fixed and variable annuity products contains both general and separate accounts, including amounts related to annuitization and other insurance benefits classified as MRBs.

	2021
	Life	Fixed	Variable
(Dollar amounts in millions)	insurance	annuities	annuities

Beginning balance as of January 1	$8,105	$7,892	$689
Issuances	—	—	—
Premiums received	558	36	24
Policy charges	(644)	(7)	(8)
Surrenders and withdrawals	(298)	(1,153)	(43)
Benefit payments	(233)	(508)	(58)
Net transfers from separate accounts	—	—	5
Interest credited	365	199	5
Other	(18)	136	38

Ending balance as of December 31	$7,835	$6,595	$652

Weighted-average crediting rate	3.9%	2.3%	3.2%
Net amount at risk (1)	$46,613	$98	$648
Cash surrender value	$4,411	$5,471	$652

(1)
The net amount at risk presented for fixed and variable annuity products contains both general and separate accounts, including amounts related to annuitization and other insurance benefits classified
as MRBs.

19
9

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following tables present policyholder account balances by range of guaranteed minimum crediting rate and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums as of December 31:

	2023
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$121	$97	$39	$—	$257
2.00%–2.99%	1,201	81	—	—	1,282
3.00%–3.99%	1,732	699	1,155	31	3,617
4.00% and greater	2,479	16	10	—	2,505

Total	$5,533	$893	$1,204	$31	$7,661

(1)	Excludes universal life insurance and investment contracts of approximately $4,807 million that have a market component to their crediting strategy.

	2022
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$1,065	$42	$2	$—	$1,109
2.00%–2.99%	947	2	—	—	949
3.00%–3.99%	1,928	774	1,156	1	3,859
4.00% and greater	2,649	12	1	—	2,662

Total	$6,589	$830	$1,159	$1	$8,579

(1)	Excludes universal life insurance and investment contracts of approximately $5,202 million that have a market component to their crediting strategy.
Certain
 of our U.S. life insurance subsidiaries are members of the Federal Home Loan Bank (“FHLB”) system in their respective regions. As of December 31, 2023 and 2022, we held $24 million and $25 million, respectively, of FHLB common stock related to those memberships
,
which was included in equity securities. The FHLBs have been granted a lien on certain of our invested assets to collateralize our obligations; however, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by us, the FHLB’s recovery on the collateral is limited to the amount of our funding agreement liabilities to the FHLB. These funding agreements as of December 31, 2023 and 2022 were collateralized by fixed maturity securities with a fair value of $359 million and $520 million, respectively. The amount of funding agreements outstanding with the FHLBs was $100 million and $200 million as of December 31, 2023 and
2022
, respectively, which was included in policyholder account
balances.

2
0
0

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

(12) Additional Insurance Liabilities
The following table presents the balances of and changes in additional liabilities related to death or other insurance benefits that are included within policyholder account balances related to universal and term universal life insurance products as of and for the years ended December 31:

(Dollar amounts in millions)	2023	2022	2021
Beginning balance as of January 1	$2,566	$2,656	$2,524
Beginning balance before shadow accounting adjustments	$2,634	$2,523	$2,341
Effect of changes in cash flow assumptions	200	(37)	85
Effect of actual variances from expected experience	(3)	33	40

Adjusted beginning balance	2,831	2,519	2,466
Issuances	—	—	—
Interest accretion	90	85	77
Assessments collected	240	245	253
Benefit payments	(222)	(215)	(282)
Derecognition (lapses and withdrawals)	—	—	—
Other (flooring adjustment)	—	—	9

Ending balance before shadow accounting adjustments	2,939	2,634	2,523
Effect of shadow accounting adjustments	(52)	(68)	133

Ending balance	2,887	2,566	2,656
Less: reinsurance recoverable	—	—	—

Additional insurance liabilities, net of reinsurance recoverable	$2,887	$2,566	$2,656

Weighted-average liability duration (years)	18.9	20.8	22.6
In the fourth quarter of 2023, as part of our annual review of assumptions, we increased our additional insurance liabilities primarily to reflect unfavorable updates to our persistency and mortality assumptions to better reflect emerging experience. Our mortality assumption updates included more modest mortality improvement and reflected an expectation that mortality will continue at elevated levels in the near term post-COVID-19.
In the fourth quarter of 2022, as part of our annual review of assumptions, we decreased our additional insurance liabilities primarily related to higher interest rates. In the fourth quarter of 2021, as part of our annual review of assumptions, we increased our additional insurance liabilities primarily driven by unfavorable pre-COVID-19
mortality.
The increase from the effect of actual versus expected experience in 2022 and 2021 was primarily due to unfavorable mortality experience.

2
0
1

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
The following table provides the weighted-average interest rates for our additional insurance liabilities as of December 31:

	2023	2022	2021

Interest accretion rate (1)	3.2%	3.3%	3.2%
Projected crediting rate (2)	3.8%	3.8%	3.6%

(1)
The interest accretion rate is determined by using the weighted-average policyholder crediting rates for the underlying policies over the period in-force,
and based on the adjusted beginning balance, is used to measure the amount of interest accretion.

(2)
The projected crediting rate is determined by using a future crediting rate curve that utilizes a portfolio approach reflecting anticipated reinvestment activity and runoff of existing assets over the projection period. The projected crediting rate is used to discount future assessments and excess benefits.

The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income related to additional insurance liabilities for years ended December 31:

(Amounts in millions)	2023	2022	2021
Gross assessments	$539	$559	$592
Interest accretion (1)	$90	$85	$77

(1)	Amounts for interest accretion are included in benefits and other changes in policy reserves in the consolidated statements of income.
(13) Market Risk Benefits
The following table sets forth our market risk benefits by asset and liability position as of December 31:

	2023			2022
(Amounts in millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Fixed indexed annuities	$—	$55	$55	$—	$52	$52
Variable annuities	43	570	527	26	696	670

Total market risk benefits	$43	$625	$582	$26	$748	$722

2
0
2

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following tables present the balances of and changes in market risk benefits as of and for the years ended December 31:

	2023
(Dollar amounts in millions)	Fixed indexed annuities	Variable annuities	Reinsurance recoverable (1)
Beginning balance as of January 1	$52	$670	$158
Beginning balance before effect of changes in instrument-specific credit risk	$50	$660	$158
Issuances	—	—	—
Interest accretion	3	34	9
Attributed fees collected	5	37	8
Benefit payments	—	(35)	(15)
Effect of changes in interest rates	(2)	(33)	(5)
Effect of changes in equity markets	(2)	(157)	(31)
Actual policyholder behavior different from expected behavior	(2)	8	5
Effect of changes in future expected policyholder behavior	—	11	11
Effect of changes in other future expected assumptions	—	—	—
Other	—	(5)	—

Ending balance before effect of changes in instrument-specific credit risk	52	520	140
Effect of changes in instrument-specific credit risk	3	7	—

Ending balance as of December 31	55	527	$140

Less: reinsurance recoverable	—	140

Market risk benefits, net of reinsurance recoverable	$55	$387

Weighted-average attained age of contractholders	73	76
Net amount at risk (2)

(1)	Represents the net reinsured asset related to our variable annuity MRBs.
(2)	See note 11 for additional information on the net amount at risk.

2
03

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023, 2022 and 2021

	2022
(Dollar amounts in millions)	Fixed indexed annuities	Variable annuities	Reinsurance recoverable (1)
Beginning balance as of January 1	$94	$855	$193
Beginning balance before effect of changes in instrument-specific credit risk	$90	$840	$193
Issuances	—	6	—
Interest accretion	1	18	4
Attributed fees collected	5	42	9
Benefit payments	—	(28)	(16)
Effect of changes in interest rates	(51)	(513)	(74)
Effect of changes in equity markets	5	286	39
Actual policyholder behavior different from expected behavior	(2)	8	3
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	—	—	—
Other	2	1	—

Ending balance before effect of changes in instrument-specific credit risk	50	660	158
Effect of changes in instrument-specific credit risk	2	10	—

Ending balance as of December 31	52	670	$158

Less: reinsurance recoverable	—	158

Market risk benefits, net of reinsurance recoverable	$52	$512

Weighted-average attained age of contractholders	72	76
Net amount at risk (2)

(1)	Represents the net reinsured asset related to our variable annuity MRBs.
(2)	See note 11 for additional information on the net amount at risk.

2
0
4

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

	2021
(Dollar amounts in millions)	Fixed indexed annuities	Variable annuities	Reinsurance recoverable (1)
Beginning balance as of January 1	$115	$1,173	$244
Beginning balance before effect of changes in instrument-specific credit risk	$110	$1,154	$244
Issuances	—	3	—
Interest accretion	—	4	1
Attributed fees collected	6	48	11
Benefit payments	—	(23)	(13)
Effect of changes in interest rates	(10)	(115)	(21)
Effect of changes in equity markets	(7)	(267)	(42)
Actual policyholder behavior different from expected behavior	(7)	36	13
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	—	—	—
Other	(2)	—	—

Ending balance before effect of changes in instrument-specific credit risk	90	840	193
Effect of changes in instrument-specific credit risk	4	15	—

Ending balance as of December 31	94	855	$193

Less: reinsurance recoverable	—	193

Market risk benefits, net of reinsurance recoverable	$94	$662

Weighted-average attained age of contractholders	71	75
Net amount at risk (2)

(1)	Represents the net reinsured asset related to our variable annuity MRBs.
(2)	See note 11 for additional information on the net amount at risk.
During the year ended December 31, 2023, equity market performance was favorable, resulting in a decrease in the net MRB liability of our variable annuity products.
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

20
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

(14) Separate Accounts
The following table presents the balances of and changes in separate account liabilities, which are primarily comprised of variable annuity products, as of and for the periods indicated:

(Amounts in millions)	December 31, 2023	December 31, 2022	December 31, 2021

Beginning balance as of January 1	$4,417	$6,066	$6,081
Premiums and deposits	35	48	47
Policy charges	(104)	(115)	(136)
Surrenders and withdrawals	(361)	(352)	(506)
Benefit payments	(190)	(226)	(266)
Investment performance	716	(991)	852
Net transfers to general account	(1)	(11)	(5)
Other charges	(3)	(2)	(1)

Ending balance	$4,509	$4,417	$6,066

Cash surrender value (1)	$4,506	$4,414	$6,065

(1)	Cash surrender value represents the amount of the contractholders’ account balances that was distributable less certain surrender charges.
Separate Account Assets
The following table presents the aggregate fair value of assets, by major investment asset category, supporting separate accounts as of the dates indicated:

(Amounts in millions)	December 31, 2023	December 31, 2022

Equity funds	$2,018	$1,866
Balanced funds	1,927	1,962
Bond funds	320	332
Money market funds	244	257

Total	$4,509	$4,417

(15) Liability for Policy and Contract Claims
The following table sets forth our liability for policy and contract claims as of December 31:

(Amounts in millions)	2023	2022

Enact segment	$518	$519
Life and Annuities segment (1)	126	158
Other mortgage insurance business	8	6

Total liability for policy and contract claims	$652	$683

(1)	Primarily includes balances related to our universal and term universal life insurance products.

20
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following table sets forth changes in our liability for policy and contract claims as of December 31:

(Amounts in millions)	2023	2022	2021
Beginning balance as of January 1	$683	$819	$761
Less reinsurance recoverable	(23)	(26)	(32)

Net beginning balance	660	793	729

Incurred related to insured events of:
Current year	885	879	881
Prior years	(239)	(310)	10

Total incurred	646	569	891

Paid related to insured events of:
Current year	(557)	(578)	(688)
Prior years	(114)	(124)	(139)

Total paid	(671)	(702)	(827)

Foreign currency translation	1	—	—

Net ending balance	636	660	793
Add reinsurance recoverable	16	23	26

Ending balance as of December 31	$652	$683	$819

The liability for policy and contract claims represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could be significant, and result in increases in reserves by an amount that could be material to our results of operations and financial condition and liquidity. In addition, loss reserves recorded on new delinquencies in our Enact segment have a high degree of estimation, particularly due to the uncertain macroeconomic environment, including whether the U.S. economy will experience a recession in 2024, and the level of uncertainty regarding whether borrowers in forbearance will ultimately cure or result in a claim payment, as well as the timing and severity of those payments. Given the extended period of time that may exist between the reporting of a delinquency and the claim payment, and changes in economic conditions and the real estate market, significant uncertainty and variability exist on amounts actually paid.
The favorable development related to insured events of prior years for the year ended December 31, 2023 was predominantly associated with $241 million of reserve releases in our Enact segment primarily related to favorable cure performance on delinquencies from 2022 and earlier, including those related to COVID-19. Cure performance on delinquencies from 2022 has not been negatively impacted by uncertainty in the economic environment to the extent initially expected. The favorable development related to insured events of prior years for the year ended December 31, 2022 was largely attributable to $314 million of favorable reserve adjustments primarily driven by favorable cure performance on 2020 and 2021 COVID-19 delinquencies in our Enact segment.

20
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following table sets forth information about incurred claims, net of reinsurance, as well as cumulative number of reported delinquencies and the total of incurred but not reported (“IBNR”) liabilities plus expected development on reported claims included within the net incurred claims amounts for our Enact segment as of December 31, 2023. The information about the incurred claims development for the years ended December 31, 2014 to 2022 and the historical reported delinquencies as of December 31, 2022 and prior are presented as supplementary information.

	Incurred claims and allocated claim adjustment expenses, net of reinsurance										Total of IBNR liabilities including expected development on reported claims as of December 31, 2023	Number of reported delinquencies (2)
(Dollar amounts in millions)	For the years ended December 31,
Accident year (1)	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
2014	$328	$288	$269	$261	$259	$258	$259	$259	$258	$257	$—	17,809
2015	—	235	208	187	181	180	180	179	179	178	—	15,400
2016	—	—	198	160	138	136	137	136	135	134	—	13,970
2017	—	—	—	171	121	102	105	104	102	99	—	15,097
2018	—	—	—	—	117	84	84	78	73	69	—	11,269
2019	—	—	—	—	—	106	111	98	71	59	—	11,883
2020	—	—	—	—	—	—	365	362	107	49	—	38,863
2021	—	—	—	—	—	—	—	141	119	37	—	12,585
2022	—	—	—	—	—	—	—	—	220	137	—	14,329
2023	—	—	—	—	—	—	—	—	—	275	27	15,851

						Total incurred				$1,294

(1)	Represents the year in which first monthly mortgage payments have been missed by the borrower.
(2)	Represents reported and outstanding delinquencies less actual cures as of December 31 for each respective accident year.

20
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following table sets forth paid claims development, net of reinsurance, for our Enact segment for the year ended December 31, 2023. The information about paid claims development for the years ended December 31, 2014 to 2022 is presented as supplementary information.

(Amounts in millions)	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
Accident year (1)	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
2014	$22	$127	$195	$233	$247	$253	$254	$255	$255	$256
2015	—	12	85	145	167	173	175	176	177	177
2016	—	—	10	64	110	124	127	128	129	131
2017	—	—	—	6	46	77	87	90	92	94
2018	—	—	—	—	3	32	48	55	59	62
2019	—	—	—	—	—	2	18	31	38	43
2020	—	—	—	—	—	—	1	8	13	19
2021	—	—	—	—	—	—	—	—	2	7
2022	—	—	—	—	—	—	—	—	—	4
2023	—	—	—	—	—	—	—	—	—	—

Total paid										$793

Total incurred										$1,294
Total paid										793
All outstanding liabilities before 2014										15
Reinsurance recoverable										2

Liability for policy and contract claims										$518

(1)	Represents the year in which first monthly mortgage payments have been missed by the borrower.
The following table sets forth our average payout of incurred claims by age for our Enact segment as of December 31, 2023:

	Average annual percentage payout of incurred claims by age
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Percentage of payout	3.9%	28.1%	24.6%	12.0%	4.6%	2.1%	0.9%	0.6%	0.2%	0.2%
(16) Employee Benefit Plans
(a) Pension and Retiree Health and Life Insurance Benefit Plans
E
ssentially
 all of our employees are enrolled in a qualified defined contribution pension plan. The plan is 100% funded by Genworth. We make annual contributions to each employee’s pension plan account based on the employee’s age, service and eligible pay. Employees are vested in the plan after three years of service. As of December 31, 2023 and 2022, we recorded a liability related to these benefits of $8 million.
In addition, certain employees also participate in
non-qualified
defined contribution plans and in qualified and
non-qualified
defined benefit pension plans. The plan assets and pension liabilities, including the projected and accumulated benefit obligations of these plans, were not material to our consolidated financial statements individually or in the aggregate. As of December 31, 2023 and 2022, we recorded a liability related to these plans of

20
9

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

$49 million and $47 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2023 and 2022, we recognized a decrease of $2 million and an increase of $26 million, respectively, in OCI.
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
We provide retiree health benefits to domestic employees hired prior to January 1, 2005 who meet certain service requirements. Under this plan, retirees over 65 years of age receive a subsidy towards the purchase of a Medigap policy, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. In December 2009, we announced that eligibility for retiree medical benefits would be limited to associates who were within 10 years of retirement eligibility as of January 1, 2010. We also provide retiree life and long-term care insurance benefits. The plans are funded as claims are incurred. As of December 31, 2023 and 2022, the accumulated postretirement benefit obligation associated with these benefits was $53 million and $50 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2023 and 2022, we recognized a decrease of $3 million and an increase of $18 million, respectively, in OCI.
The increase in our pension and postretirement benefit obligations and corresponding decrease in OCI for the year ended December 31, 2023 was principally due to lower interest rates used to measure our pension and postretirement liabilities.
Our cost associated with our pension, retiree health and life insurance benefit plans was $12 million, $22 million and $18 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
variable annuity option offered by certain of our life insurance subsidiaries. The amount of deposits recorded by our life insurance subsidiaries in 2023 and 2022 in relation to this plan option was less than $1 million for each year.

2
10

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

Our cost associated with these plans was $13 million for each of the years ended December 31, 2023, 2022 and 2021.
(c) Health and Welfare Benefits for Active Employees
We provide health and welfare benefits to our employees, including health, life, disability, dental and long-term care insurance, among others. Our long-term care insurance is provided through our group long-term care insurance products. The premiums recorded by this business related to these benefits were insignificant during 2023, 2022 and 2021.
(17) Borrowings and Other Financings
(a) Long-Term Borrowings
The following table sets forth total long-term borrowings as of December 31:

(Amounts in millions)	2023	2022
Genworth Holdings
6.50% Senior Notes, due 2034	$262	$285
Floating Rate Junior Subordinated Notes, due 2066	592	599

Subtotal	854	884
Bond consent fees	(9)	(10)
Deferred borrowing charges	(6)	(6)

Total Genworth Holdings	839	868

Enact Holdings
6.50% Senior Notes, due 2025	750	750
Deferred borrowing charges	(5)	(7)

Total Enact Holdings	745	743

Total	$1,584	$1,611

Genworth Holdings
Long-Term Senior Notes
As of December 31, 2023, Genworth Holdings had outstanding fixed rate senior notes with a principal balance of $263 million and a discount of $1 million, with an interest rate of 6.50% due in June 2034 (“2034 Notes”). The senior notes are Genworth Holdings’ direct, unsecured obligations and rank equally in right of payment with all its existing and future unsecured and unsubordinated obligations. Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any, interest on, and all other amounts payable under, the senior notes and the respective senior notes indenture. Genworth Holdings has the option to redeem all or a portion of the senior notes at any time with notice to the noteholders at a price equal to the greater of 100%
of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread. During the year ended December 31, 2023, in addition to amounts repurchased in connection

2
11

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

with a completed bondholder consent solicitation to amend the Replacement Capital Covenant as discussed below, Genworth Holdings repurchased
$11 million principal amount of its 2034 Notes for a pre-tax gain of $1 million and paid accrued interest thereon.
Long-Term Junior Subordinated Notes

A
s of December 31, 2023, Genworth Holdings had outstanding floating rate junior notes having an aggregate principal amount of $
593
 million and a discount of $
1
million, with interest payable quarterly until the notes mature in
November 2066
(“2066 Notes”). The 2066 Notes previously had an annual interest rate equal to three-month LIBOR plus 2.0025%
. The United Kingdom Financial Conduct Authority eliminated the use of three-month LIBOR effective June 30, 2023. In December 2022, the Board of Governors of the Federal Reserve
 System adopted a final rule that established benchmark rates, based on the Secured Overnight Financing Rate (“SOFR”), that replaced LIBOR after its elimination. Pursuant to the final rule, Genworth Holdings’ 2066 Notes transitioned in the third quarter of 2023 to an annual interest rate equal to the three-month Term SOFR Reference Rate, plus a tenor spread adjustment of
0.26161
%, plus an additional spread of
2.0025
%
. Term SOFR is published by CME Group Inc. and is a forward-looking rate that is based on SOFR futures trading. Subject to certain conditions, Genworth Holdings has the right, on one or more occasions, to defer the payment of interest on the 2066 Notes during any period of up to
10
years without giving rise to an event of default and without permitting acceleration under the terms of the 2066 Notes. Genworth Holdings will not be required to settle deferred interest payments until it has deferred interest for five years or made a payment of current interest. In the event of our bankruptcy, holders will have a limited claim for deferred interest.
In connection with the issuance of the 2066 Notes, we entered into a Replacement Capital Covenant, whereby we agreed, for the benefit of holders of Genworth Holdings’ 2034 Notes, that Genworth Holdings would not repay, redeem or repurchase all or any part of the 2066 Notes on or before November 15, 2046, unless such repayment, redemption or repurchase was made from the proceeds of the issuance of certain replacement capital securities and pursuant to the other terms and conditions set forth in the Replacement Capital Covenant. On October 25, 2023, Genworth Holdings completed a consent solicitation from bondholders representing a majority in principal amount of its 2034 Notes to amend the Replacement Capital Covenant. The amendment permits Genworth Holdings to repay, redeem or repurchase $2,000 principal amount of its 2066 Notes for each $1,000 principal amount of its 2034 Notes repaid, redeemed or repurchased. In connection with this transaction, Genworth Holdings repurchased approximately $14 million principal of its 2034 Notes at prices negotiated with the noteholders below par value, which was accounted for as a debt modification with the difference in the par value and principal amount repurchased deferred as a change to the carrying value of the 2034 Notes. In addition, Genworth Holdings subsequently repurchased $7 million of its 2066 Notes for a pre-tax gain of $1 million.
During the 180-day period prior to November 15, 2036, the “scheduled redemption date,” Genworth Holdings must use its commercially reasonable efforts, subject to certain conditions, to raise sufficient net proceeds from the sale of certain qualifying capital securities to redeem the 2066 Notes on the scheduled redemption date. If Genworth Holdings has not raised sufficient net proceeds to repay the 2066 Notes in full on the scheduled redemption date, it shall repay the Notes in part on such date and on each quarterly interest payment date thereafter to the extent that it has received net proceeds from the sale of such qualifying capital securities, until the 2066 Notes have been redeemed in full. Genworth Holdings may otherwise redeem the 2066 Notes at any time in whole or in part at their principal amount plus accrued and unpaid interest to the date of redemption, subject to compliance with the Replacement Capital Covenant.

2
12

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The 2066 Notes will be subordinated to all existing and future senior, subordinated and junior subordinated debt of Genworth Holdings, except for any future debt that by its terms is not superior in right of payment, and will be effectively subordinated to all liabilities of our subsidiaries. Genworth Financial provides a full and unconditional guarantee to the trustee of the 2066 Notes and the holders of the 2066 Notes, on an unsecured subordinated basis, of the full and punctual payment of the principal of, premium, if any, interest on, and all other amounts payable under, the outstanding 2066 Notes and the respective 2066 Notes indenture.
Enact Holdings
As of December 31, 2023, Enact Holdings had $750 million principal amount of 6.50% senior notes due in 2025. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year. The notes mature on August 15, 2025. Enact Holdings may redeem the notes, in whole or in part, at any time prior to February 15, 2025 at its option, by paying a make-whole premium, plus accrued and unpaid interest, if any. At any time on or after February 15, 2025, Enact Holdings may redeem the notes, in whole or in part, at its option, at 100% of the principal amount, plus accrued and unpaid interest. The notes contain customary events of default, which subject to certain notice and cure conditions, can result in the acceleration of the principal and accrued interest on the outstanding notes if Enact Holdings breaches the terms of the indenture.
(b) Revolving Credit Facility
Enact Holdings
On June 30, 2022, Enact Holdings entered into a credit agreement with a syndicate of lenders that provides for a five-year unsecured revolving credit facility in the initial aggregate principal amount of $200 million, including the ability for Enact Holdings to increase the commitments under the credit facility on an uncommitted basis, by an additional aggregate principal amount of up to $100 million. Any borrowings under Enact Holdings’ credit facility will bear interest at a per annum rate equal to a floating rate tied to a standard short-term borrowing index selected at Enact Holdings’ option, plus an applicable margin, pursuant to the terms of the credit agreement. The applicable margin is based on Enact Holdings’ ratings established by certain debt rating agencies for its outstanding debt. Enact Holdings’ credit facility includes customary representations, warranties, covenants, terms and conditions. As of December 31, 2023, Enact Holdings was in compliance with all covenants and the credit facility remained undrawn.
(c) Liquidity
Principal amounts under our long-term borrowings by maturity were as follows as of December 31, 2023:

(Amounts in millions)
2024	$—
2025	750
2026	—
2027	—
2028 and thereafter	856

Total	$1,606

2
13

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

(18) Income Taxes
Income from continuing operations before income taxes included the following components for the years ended December 31:

(Amounts in millions)	2023	2022	2021

Domestic	$301	$1,365	$1,115
Foreign	2	—	(3)

Income from continuing operations before income taxes	$303	$1,365	$1,112

The total provision for income taxes was as follows for the years ended December 31:

(Amounts in millions)	2023	2022	2021

Current federal income taxes	$50	$—	$(32)
Deferred federal income taxes	49	320	273

Total federal income taxes	99	320	241

Current state income taxes	6	4	5
Deferred state income taxes	(1)	(6)	2

Total state income taxes	5	(2)	7

Current foreign income taxes	—	—	—
Deferred foreign income taxes	—	1	—

Total foreign income taxes	—	1	—

Total provision for income taxes	$104	$319	$248

Our current income tax receivable (payable) was $(43) million and $3 million as of December 31, 2023 and 2022, respectively.
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the years ended December 31:

	2023	2022	2021

Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Increase (reduction) in rate resulting from:
Tax on income from terminated swaps	10.0	2.3	2.6
Reduction in uncertain tax positions	—	—	(1.9)
Non-deductible expenses	2.0	0.2	0.4
State income tax, net of federal income tax effect	1.4	(0.1)	0.5
Other, net	(0.1)	—	(0.3)

Effective rate	34.3%	23.4%	22.3%

The effective tax rate for the years ended December 31, 2023, 2022 and 2021 was above the statutory U.S. federal income tax rate of 21% largely due to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income.

2
14

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The effective tax rate for the year ended December 31, 2023 increased compared to the year ended December 31, 2022 primarily attributable to higher tax expense on certain forward starting swap gains in relation to pre-tax income in 2023.
The effective tax rate for the year ended December 31, 2022 increased compared to the year ended December 31, 2021 primarily attributable to a reduction in uncertain tax positions due to the expiration of certain statute of limitations in 2021 that did not recur.
The components of our deferred income taxes were as follows as of December 31:

(Amounts in millions)	2023	2022
Assets:
Foreign tax credit carryforwards	$—	$156
Net operating loss carryforwards	3	4
Capital loss carryforwards	138	146
State income taxes	370	407
Insurance reserves	910	732
DAC	18	—
Accrued commission and general expenses	75	70
Liabilities associated with discontinued operations	121	122
Net unrealized losses on investment securities	539	892
Net unrealized losses on derivatives	81	102
Net effect of change in discount rate for future policy benefits	391	110
Net effect of change in fair value of MRBs attributable to instrument-specific credit risk	2	3
Other	8	10

Gross deferred income tax assets	2,656	2,754
Valuation allowance	(542)	(583)

Total deferred income tax assets	2,114	2,171

Liabilities:
DAC	—	40
PVFP and other intangibles	27	31
Insurance reserves transition adjustment	49	74
Investments	67	20
Other	19	23

Total deferred income tax liabilities	162	188

Net deferred income tax asset	$1,952	$1,983

The

$
3
million of net operating loss (“NOL”) carryfowards relate to foreign jurisdictions and are fully offset by a valuation allowance. Capital loss carryforwards amounted to
$
656
million as of December 31, 2023, and, if unused, will expire in 2026
.

21
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
Our valuation allowance as of December 31, 2023 and 2022 was $542 million and $583 million, respectively. Given the change in our unrealized gains (losses) on our fixed maturity securities and forward starting swaps in 2022 due to rising interest rates and the corresponding reduction in the amount of unrealized capital gains expected to be available in the future to offset our capital loss carryforwards and other capital deferred tax assets, we recorded a valuation allowance of
 $
200
million during 2022 through accumulated other comprehensive income (loss) related to deferred tax assets that would produce capital losses. There was no change in this valuation allowance in 2023 based upon the amounts and characteristics of our deferred tax assets and liabilities and our assessment of the risks associated with the recoverability of our deferred tax assets. The remainder of the valuation allowance as of December 31, 2023 and 2022 is related to state deferred tax assets and foreign net operating losses. The state deferred tax assets related primarily to the future deductions associated with the Section 338 elections and non-insurance
NOL carryforwards.
Our ability to realize our net deferred tax asset of $1,952 million, which includes deferred tax assets related to capital loss and NOL carryforwards, is primarily dependent upon generating sufficient taxable income and capital gains in future years. We have net deferred tax assets of $879
million that have or will produce capital losses. As part of the assessment of the amount of the valuation allowance, management has asserted that it has the ability and intent to execute tax planning strategies including holding certain investment assets with unrealized losses to recovery or maturity or realizing gains on certain investment assets with unrealized gains to the extent necessary to ensure realization of the capital related deferred tax assets, net of the $200 million valuation allowance.
We have net deferred tax assets of $1,073 million that will produce ordinary income (loss) in future years. Management has concluded that there is sufficient positive evidence to support the expected realization of these deferred tax assets for U.S. federal income tax purposes. This positive evidence includes the fact that: (i) we are currently in a cumulative three-year income position
,
and (ii) our U.S. operating forecasts are profitable, which include in-force premium rate increases and associated benefit reductions already obtained in our long-term care insurance business.
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

21
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(Amounts in millions)	2023	2022	2021

Balance as of January 1	$33	$40	$62
Tax positions related to the current period:
Gross additions	—	—	—
Gross reductions	(3)	(3)	(3)
Tax positions related to the prior years:
Gross additions	—	—	—
Gross reductions	—	(4)	(19)

Balance as of December 31	$30	$33	$40

The total amount of unrecognized tax benefits was $30 million as of December 31, 2023, which if recognized would affect the effective tax rate on continuing operations by $21 million.
W
e believe it is reasonably possible that if the uncertain tax positions were resolved in 2024, approximately $18 million of the unrecognized tax benefits would be recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. We recorded $
—
, $
—
and $2 million of benefit in 2023, 2022 and 2021, respectively.
Our companies have elected to file a single U.S. consolidated income tax return (the “life/non-life consolidated return”). All companies domesticated in the United States are included in the life/non-life consolidated return as allowed by the tax law and regulations. We have a tax sharing agreement in place and all intercompany balances related to this agreement are settled at least annually. We are not currently subject to any significant examinations by federal or state income tax authorities. Generally, we are no longer subject to federal or state income tax examinations for years prior to 2020.
(19) Supplemental Cash Flow Information
Net cash paid for taxes was $10 million, $5 million and $7 million and cash paid for interest was $110 million, $101 million and $186 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(20) Long-Term Incentive Compensation
Genworth Financial
Prior to May 2012, we granted share-based awards to employees and directors, including stock appreciation rights (“SARs”), restricted stock units (“RSUs”), deferred stock units (“DSUs”) and performance stock units (“PSUs”) under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (the “2004 Omnibus Incentive Plan”). In May 2012, the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (the “2012 Omnibus Incentive Plan”) was approved by stockholders. Under the 2012 Omnibus Incentive Plan, we were authorized to grant 16 million equity awards, plus a number of additional shares not to exceed 25 million underlying awards outstanding under the 2004 Omnibus Incentive Plan. In December 2018, the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”) was approved by stockholders. Under the 2018 Omnibus Incentive Plan, we were authorized to grant 25 million equity awards, plus a number of additional shares not to exceed 20 million underlying awards outstanding

21
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

under the prior Plans. In May 2021, the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (the “2021 Omnibus Incentive Plan”) was approved by stockholders. Under the 2021 Omnibus Incentive Plan, we are authorized to grant 25 million equity awards, plus a number of additional shares not to exceed 20 million underlying awards outstanding under the prior Plans. The 2004 Omnibus Incentive Plan together with the 2012, 2018 and 2021 Omnibus Incentive Plans are referred to collectively as the “Omnibus Incentive Plans.”
We recorded long-term incentive compensation expense under the Omnibus Incentive Plans of $34 million, $27 million and $38 million, respectively, for the years ended December 31, 2023, 2022 and 2021, which included stock-based compensation expense of $29 million, $19 million and $21 million, respectively. Long-term incentive compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.
During 2023, 2022 and 2021, we issued RSUs with average restriction periods of three years and a fair value measured at the market price of a share of our Class A
Common Stock on the grant date.
During 2023, 2022 and 2021, we granted PSUs with a fair value as described in further detail below as of the approval date by Genworth Financial’s Board of Directors. PSUs may be earned over a
three-year
period based upon the achievement of certain performance goals.
The PSUs granted in 2023 have a three-year measurement period starting on January 1, 2023 going through December 31, 2025. The performance metric is based on our Enact segment’s adjusted operating income (loss), consolidated statutory pre-tax income of our U.S. life insurance subsidiaries and Genworth’s total shareholder return over the three-year measurement period compared to certain of its peer companies established as of the grant date. See note 23 for our definition of adjusted operating income
 (loss).
The grant-date fair value based on market price as of the approval date for the adjusted operating income (loss) and consolidated statutory pre-tax income performance measures w as $
6.21
. The grant-date fair value for the total relative shareholder return performance metric was $
8.82
, which was calculated using the Monte Carlo simulation.
The PSUs granted in 2022 have a three-year measurement period starting on January 1, 2022 going through December 31, 2024. The performance metric is based on our Enact segment’s adjusted operating income (loss), consolidated statutory net income of our U.S. life insurance subsidiaries and Genworth’s total shareholder return over the three-year measurement period compared to certain of its peer companies established as of the grant date. The grant-date fair value based on market price as of the approval date for the adjusted operating income (loss) and consolidated statutory net income performance measures was $
4.27
. The grant-date fair value for the total relative shareholder return performance metric was $
5.30
, which was calculated using the Monte Carlo simulation.
The PSUs granted in 2021 have a three-year measurement period starting on January 1, 2021 going through December 31, 2023. The performance metric is based on Genworth’s consolidated adjusted operating income and its total shareholder return relative to certain of its peer companies as of the grant date. The grant-date fair value based on market price as of the approval date for the adjusted operating income performance measure was $3.31. The grant-date fair value for the total relative shareholder return performance metric was $4.18, which was calculated using the Monte
Carlo simulation.

21
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The valuation assumptions used in the Monte Carlo simulation to calculate the total relative shareholder return performance metric for the PSUs granted in 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Valuation-date stock price	$6.21	$4.27	$3.31
Volatility	55.4%	64.6%	65.0%
Dividend yield	—%	—%	—%
Risk-free rate	4.3%	1.8%	0.3%
Valuation maximum	800% of grant- date stock price	800% of grant- date stock price	800% of grant- date stock price
For all PSU awards granted, the compensation committee of our Board of Directors determines and approves no later than March 15, following the end of the three-year performance period for each applicable performance period, the numb
er of units earned and vested for each distinct performance period.
For the years ended December 31, 2023, 2022 and 2021, we recorded $9 million, $3 million and $16 million, respectively, of expense associated with our PSUs.
The following tables summarize the status of our equity-based awards as of December 31, 2023 and
2022:

	RSUs		PSUs		DSUs		SARs
(Awards in thousands)	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average grant date fair value
Balance as of January 1, 2022	2,317	$3.38	7,505	$3.70	1,837	$3.42	6,195	$3.36
Granted	1,105	$4.25	2,182	$4.47	281	$2.51	—	$—
Performance adjustment (1)	—	$—	2,308	$4.61	—	$—	—	$—
Exercised	(1,004)	$3.39	(4,616)	$4.61	(954)	$4.02	—	$—
Terminated	(299)	$3.52	(718)	$3.55	—	$—	(2,295)	$2.52

Balance as of January 1, 2023	2,119	$3.81	6,661	$3.65	1,164	$2.44	3,900	$3.85
Granted	974	$6.05	1,418	$6.76	94	$3.66	—	$—
Performance adjustment (1)	—	$—	1,807	$3.03	—	$—	—	$—
Exercised	(1,261)	$3.69	(3,883)	$3.03	(140)	$2.43	—	$—
Terminated	(103)	$4.27	—	$—	—	$—	(2,308)	$5.87

Balance as of December 31, 2023	1,729	$5.13	6,003	$4.60	1,118	$3.00	1,592	$3.22

(1)	The performance adjustment relates to additional awards expected to be earned through the achievement of certain performance metrics.
As of December 31, 2023 and 2022, total unrecognized stock-based compensation expense related to non-vested non-cash awards not yet recognized was $
17
million and $
16
 million, respectively. This expense is expected to be recognized over a weighted-average period of approximately two years
.
The actual tax benefit realized for the tax deductions from the exercise of share-based awards was $4 million and $5 million for the years ended December 31, 2023 and 2022, respectively.

21
9

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

During 2023 and 2022, we issued cash settled RSUs with average restriction periods of three years and a fair value measured at the market price of a share of our Class A Common Stock on the grant date. The RSUs will vest as a cash payment equal to one share of our Class A Common Stock using the average closing sales prices on the 20 trading days immediately preceding the vesting date. In 2022 and 2021, we granted time-based cash awards with a fair value of $1.00 per award and that vest over three years, with a third of the payout occurring per year as determined by the vesting period, beginning on the first anniversary of the grant date.
The following table summarizes cash award activity as of December 31, 2023 and 2022:

	Cash settled RSUs		Time-based cash awards
(Awards in thousands)	Number of awards	Weighted- average fair value	Number of awards

Balance as of January 1, 2022	—	$—	27,696
Granted	2,957	$4.27	208
Performance adjustment	—	$—	—
Vested	(23)	$4.17	(13,992)
Forfeited	(180)	$4.31	(1,020)

Balance as of January 1, 2023	2,754	$4.27	12,892
Granted	2,211	$6.18	—
Performance adjustment	—	$—	—
Vested	(1,108)	$5.97	(8,511)
Forfeited	(93)	$5.84	(175)

Balance as of December 31, 2023	3,764	$6.15	4,206

Enact Holdings
In connection with the minority IPO of Enact Holdings, Genworth Financial’s indirect subsidiary, Enact Holdings granted equity-based awards to its employees and directors, including RSUs, PSUs and DSUs. Additionally, in 2021, the Enact Holdings, Inc. 2021 Omnibus Incentive Plan was adopted and approved by Enact Holdings’ shareholders. Under the Enact Holdings, Inc. 2021 Omnibus Incentive Plan, Enact Holdings is authorized to issue up to four million equity awards.
During 2023, 2022, and 2021 Enact Holdings granted RSUs with average restriction periods of three years and a fair value measured at the fair value of a share of Enact Holdings’ Class A Common Stock on the grant date.
During 2023 and 2022, Enact Holdings granted PSUs with a
three
-year
measurement period starting on January 1, 2023 going through December 31, 2025 for those granted in 2023 and starting on January 1, 2022 going through December 31, 2024 for those granted in 2022. The performance metrics are based on the standalone results of Enact Holdings and are measured by the growth in consolidated book value per share over the three-year measurement period, calculated as the increase in book value divided by the average number of shares outstanding from January 1, 2023 to December 31, 2025 for the PSUs granted in 2023 and from January 1, 2022 to December 31, 2024 for the PSUs granted in 2022. The PSUs were granted at market price as of the approval date by Enact Holdings’ Board of Directors.

2
20

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following table summarizes the status of Enact Holdings’ equity-based awards as of December 31, 2023 and 2022:

	RSUs		PSUs		DSUs
(Awards in thousands)	Number of awards	Weighted- average fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average fair value

Balance as of January 1, 2022	654	$19.02	—	$—	17	$20.87
Granted	322	$22.18	156	$22.15	78	$22.02
Dividend equivalents	62	$24.00	10	$24.00	5	$24.00
Vested	(3)	$19.00	—	$—	—	$—
Terminated	(26)	$19.73	—	$—	—	$—

Balance as of January 1, 2023	1,009	$20.07	166	$22.15	100	$21.81
Granted	294	$24.26	157	$24.23	58	$23.80
Dividend equivalents	59	$26.82	16	$26.82	8	$26.97
Vested	(125)	$21.84	—	$—	—	$—
Terminated	(23)	$20.61	—	$—	—	$—

Balance as of December 31, 2023	1,214	$20.94	339	$23.16	166	$22.54

For the years ended December 31, 2023, 2022 and 2021, and in accordance with our majority ownership, we recorded $15 million, $10 million and $2 million, respectively, of stock-based compensation expense. As of December 31, 2023 and 2022, total estimated unrecognize
d e
xpense related to these awards was $13 million. This expense is expected to be recognized over a weighted-average period of approximately two years.
The actual tax benefit realized for the tax deductions from the exercise of share-based awards was less than
 $
1
million for both the years ended December 31, 2023 and 2022.
(21) Fair Value of Financial Instruments
Recurring Fair Value Measurements
We have fixed maturity securities, equity securities, limited partnerships, derivatives, short-term investments, embedded derivatives, separate account assets, MRBs and certain other financial instruments, which are carried at fair value. Below is a description of the valuation techniques and inputs used to determine fair value by class of instrument.
Fixed maturity securities, equity securities and short-term investments
The fair value of fixed maturity securities, equity securities and short-term investments is estimated primarily based on information derived from third-party pricing services (“pricing services”), internal models and/or broker quotes, which may use a market approach, income approach or a combination of the market and income approach depending on the type of instrument and availability of information. In general, a market approach is utilized if there is readily available and relevant market activity for an individual security. In certain cases where market information is not available for a specific security but is available for similar securities, that security is valued using market information for similar securities, which is also a market approach. When market information is not available for a specific security (or similar securities) or is available but such information is less relevant or reliable, an income approach or a combination of a market and income approach is utilized. For

2
21

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

securities with optionality, such as call or prepayment features (including mortgage-backed or asset-backed securities), an income approach may be used. These valuation techniques may change from period to period, based on the relevance and availability of market data.
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
Given our understanding of the pricing methodologies and procedures of pricing services, the securities valued by pricing services are typically classified as Level 2 unless we determine the valuation process for a security or group of securities utilizes significant unobservable inputs, which would result in the valuation being classified as Level 3. Broker quotes may be utilized when pricing services data is not available and are typically classified as Level 3 due to the use of significant unobservable inputs.
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placements with the public bonds, price caps, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of December 31, 2023.
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

2
22

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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
Level 2 measurements
Fixed maturity securities

•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, 88% of our portfolio was priced using third-party pricing services as of December 31, 2023. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

2
23

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixe
d maturity securities that are classified as Level 2 as of December 31, 2023:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$3,494	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,242	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$626	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$24,317	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models
Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$6,185	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$904	OAS-based models, single factor binomial models, internally priced
Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$1,407	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model
Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swap curves, TRACE reports

Other asset-backed	$2,136	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers
Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

2
24

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

•
Internal models:
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,578 million and $796 million, respectively, as of December 31, 2023. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

Equity securities.
The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.
Short-term investments.
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Fixed maturity securities

•
Broker quotes:
A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $221 million as of December 31, 2023.

•
Internal models:
A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $2,875 million as of December 31, 2023.

Equity securities.
The primary inputs to the valuation include broker quotes where the underlying inputs are unobservable and for internal models, structure of the security and issuer rating.

22
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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
Market risk benefits
MRBs are contracts or contract features that provide protection to the contractholder from and expose us to other-than-nominal capital market risk. MRBs include certain contract features on fixed and variable annuity products that provide minimum guarantees, in addition to the policyholder account balance, such as GMDBs, GMWBs and GPAFs. MRBs are measured at fair value using an income-based valuation model based on current net amounts at risk, market data, experience and other factors. See note 2 for a discussion of our policy for recording changes in fair value of MRBs.
MRB assets and liabilities for minimum guarantees are valued and presented separately from the related separate account and policyholder account balances.
Fixed indexed annuities
The valuation of fixed indexed annuities MRBs, which includes GMWB features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our fixed indexed annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the fixed indexed annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. As a result of our assumptions for GMWB utilization, expected future interest credited and non-performance risk being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases or GMWB utilization increases, the value of our fixed indexed annuities MRB liability will increase. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of December 31, 2023, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 13 for additional details related to the changes in the fair value measurement of fixed indexed annuities MRBs as of December 31, 2023 and 2022.

G
ENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

Variable annuities
The valuation of our variable annuities MRBs, which includes GMWB, GMDB and GPAF features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, interest rates, equity index and fund correlation and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our variable annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the variable annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. We classify the variable annuities MRBs valuation as Level 3 based on having significant unobservable inputs, with policyholder behavior (GMWB utilization and lapses), equity index volatility and non-performance risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the variable annuities MRBs will increase. An increase in our lapse assumption would decrease the fair value of the variable annuities MRBs, whereas an increase in our GMWB utilization rate would increase the fair value. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of December 31, 2023, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 13 for additional details related to the changes in the fair value measurement of variable annuities MRBs as of December 31, 2023 and 2022.
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
Equity index options.
We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of December 31, 2023, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.

22
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

Financial
futures.
The fair value of financial futures is based on the closing exchange prices. Accordingly, these financial futures are classified as Level 1. The period end valuation is zero as a result of settling the margins on these contracts on a daily basis.
Forward bond purchase commitments.
The valuation of forward bond purchase commitments is determined using an income approach. The primary inputs into the valuation represent current bond prices and interest rates, as well as an estimate of the cost of counterparty financing to acquire and carry the bond during the forward period. The estimated cost of counterparty financing is not readily observable and is developed based upon an assumed spread; accordingly, these derivatives are classified as Level
3
.
Fixed indexed annuity and indexed universal life embedded derivatives
We have fixed indexed annuity and indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of December 31, 2023, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.

22
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2023
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,494	$—	$3,494	$—	$—
State and political subdivisions	2,302	—	2,242	60	—
Non-U.S. government	626	—	626	—	—
U.S. corporate:
Utilities	4,273	—	3,392	881	—
Energy	2,372	—	2,312	60	—
Finance and insurance	7,278	—	6,561	717	—
Consumer—non-cyclical	4,505	—	4,436	69	—
Technology and communications	3,023	—	3,011	12	—
Industrial	1,233	—	1,210	23	—
Capital goods	2,181	—	2,146	35	—
Consumer—cyclical	1,649	—	1,527	122	—
Transportation	1,162	—	1,140	22	—
Other	309	—	160	149	—

Total U.S. corporate	27,985	—	25,895	2,090	—

Non-U.S. corporate:
Utilities	685	—	416	269	—
Energy	1,027	—	896	131	—
Finance and insurance	1,948	—	1,814	134	—
Consumer—non-cyclical	616	—	535	81	—
Technology and communications	891	—	867	24	—
Industrial	797	—	734	63	—
Capital goods	561	—	508	53	—
Consumer—cyclical	221	—	220	1	—
Transportation	364	—	342	22	—
Other	701	—	649	52	—

Total non-U.S. corporate	7,811	—	6,981	830	—

Residential mortgage-backed	907	—	904	3	—
Commercial mortgage-backed	1,418	—	1,407	11	—
Other asset-backed	2,238	—	2,136	102	—

Total fixed maturity securities	46,781	—	43,685	3,096	—

Equity securities	396	321	43	32	—
Limited partnerships	2,193	—	—	20	2,173
Other invested assets:
Derivative assets:
Interest rate swaps	55	—	55	—	—
Foreign currency swaps	10	—	10	—	—
Equity index options	15	—	—	15	—
Forward bond purchase commitments	51	—	—	51	—

Total derivative assets	131	—	65	66	—

Short-term investments	27	—	20	7	—

Total other invested assets	158	—	85	73	—

Separate account assets	4,509	4,509	—	—	—

Total assets	$54,037	$4,830	$43,813	$3,221	$2,173

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

2
2
9

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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
Years Ended December 31, 2023, 2022 and 2021

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Beginning balance as of January 1, 2023	Total realized and unrealized gains (losses)								Ending balance as of December 31, 2023	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$55	$4	$1	$ —	$ —	$—	$—	$—	$—	$60	$4	$1
Non-U.S. government	—	—	—	—	—	—	(1)	1	—	—	—	—
U.S. corporate:
Utilities	842	—	33	87	(40)	—	(16)	11	(36)	881	—	24
Energy	116	—	4	—	(1)	—	(3)	—	(56)	60	—	3
Finance and insurance	687	—	28	92	—	—	(64)	—	(26)	717	—	24
Consumer—non-cyclical	82	—	2	—	—	—	(15)	—	—	69	—	2
Technology and communications	24	—	—	—	—	—	—	—	(12)	12	—	—
Industrial	22	—	1	—	—	—	—	—	—	23	—	1
Capital goods	34	—	1	—	—	—	—	—	—	35	—	1
Consumer—cyclical	113	—	4	—	—	—	(8)	13	—	122	—	4
Transportation	43	—	1	—	—	—	(22)	—	—	22	—	1
Other	159	—	1	—	—	—	(11)	—	—	149	—	1

Total U.S. corporate	2,122	—	75	179	(41)	—	(139)	24	(130)	2,090	—	61

Non-U.S. corporate:
Utilities	295	—	6	4	—	—	(58)	30	(8)	269	—	5
Energy	118	—	4	—	—	—	(2)	11	—	131	—	4
Finance and insurance	125	5	4	—	—	—	—	—	—	134	5	4
Consumer—non-cyclical	73	—	2	7	—	—	(1)	—	—	81	—	2
Technology and communications	26	—	—	—	—	—	(2)	—	—	24	—	—
Industrial	48	—	4	25	—	—	(15)	1	—	63	—	4
Capital goods	95	1	5	1	(12)	—	(37)	—	—	53	—	3
Consumer—cyclical	64	—	7	—	(6)	—	(64)	—	—	1	—	2
Transportation	20	—	1	1	—	—	—	—	—	22	—	1
Other	21	—	3	28	—	—	—	—	—	52	—	3

Total non-U.S. corporate	885	6	36	66	(18)	—	(179)	42	(8)	830	5	28

Residential mortgage-backed	22	—	1	—	—	—	(1)	—	(19)	3	—	—
Commercial mortgage-backed	12	—	(1)	—	—	—	—	—	—	11	—	—
Other asset-backed	94	—	2	23	—	—	(4)	—	(13)	102	—	2

Total fixed maturity securities	3,190	10	114	268	(59)	—	(324)	67	(170)	3,096	9	92

Equity securities	34	—	—	5	(7)	—	—	—	—	32	—	—
Limited partnerships	24	(3)	—	—	—	—	(1)	—	—	20	(3)	—
Other invested assets:
Derivative assets:
Equity index options	6	6	—	12	—	—	(9)	—	—	15	3	—
Forward bond purchase commitments	—	—	51	—	—	—	—	—	—	51	—	51

Total derivative assets	6	6	51	12	—	—	(9)	—	—	66	3	51
Short-term investments	—	—	—	7	—	—	—	—	—	7	—	—

Total other invested assets	6	6	51	19	—	—	(9)	—	—	73	3	51

Total Level 3 assets	$3,254	$13	$165	$292	$(66)	$ —	$(334)	$67	$(170)	$3,221	$9	$143

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities
.

2
31

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

	Beginning balance as of January 1, 2022	Total realized and unrealized gains (losses)								Ending balance as of December 31, 2022	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI
Fixed maturity securities :
State and political subdivisions	$82	$3	$(30)	$—	$—	$—	$—	$—	$—	$55	$3	$(31)
Non - U.S . government	2	—	—	2	(3)	—	(1)	—	—	—	—	—
U.S. corporate:
Utilities	950	—	(211)	130	—	—	(19)	3	(11)	842	—	(210)
Energy	76	—	(19)	—	—	—	(9)	68	—	116	—	(20)
Finance and insurance	685	—	(147)	216	—	—	(19)	8	(56)	687	—	(141)
Consumer—non-cyclical	104	—	(13)	—	—	—	(9)	—	—	82	—	(13)
Technology and communications	29	—	(5)	—	—	—	—	—	—	24	—	(5)
Industrial	37	—	(4)	—	—	—	(11)	—	—	22	—	(4)
Capital goods	45	—	(7)	—	—	—	(4)	—	—	34	—	(7)
Consumer—cyclical	137	—	(18)	—	—	—	(6)	—	—	113	—	(18)
Transportation	64	—	(8)	5	—	—	(5)	—	(13)	43	—	(7)
Other	254	—	(27)	—	(41)	—	(10)	—	(17)	159	—	(28)

Total U.S. corporate	2,381	—	(459)	351	(41)	—	(92)	79	(97)	2,122	—	(453)

Non-U.S. corporate:
Utilities	345	—	(56)	24	—	—	(18)	—	—	295	—	(55)
Energy	145	—	(15)	13	(21)	—	(24)	20	—	118	—	(15)
Finance and insurance	160	5	(40)	—	—	—	—	—	—	125	5	(41)
Consumer—non-cyclical	63	—	(8)	9	—	—	—	18	(9)	73	—	(8)
Technology and communications	28	—	(2)	—	—	—	—	—	—	26	—	(2)
Industrial	93	—	(33)	22	—	—	(20)	—	(14)	48	—	(31)
Capital goods	173	—	(16)	—	(10)	—	(52)	—	—	95	—	(16)
Consumer—cyclical	76	—	(15)	—	—	—	—	17	(14)	64	—	(16)
Transportation	53	—	(3)	—	—	—	(30)	—	—	20	—	(3)
Other	26	—	(5)	—	—	—	—	—	—	21	—	(4)

Total non-U.S. corporate	1,162	5	(193)	68	(31)	—	(144)	55	(37)	885	5	(191)

Residential mortgage-backed	27	—	(8)	14	—	—	(2)	4	(13)	22	—	(6)
Commercial mortgage-backed	16	—	(5)	—	—	—	—	1	—	12	—	(6)
Other asset-backed	138	—	(15)	77	(6)	—	(7)	—	(93)	94	—	(13)

Total fixed maturity securities	3,808	8	(710)	512	(81)	—	(246)	139	(240)	3,190	8	(700)

Equity securities	37	—	—	1	(3)	—	—	—	(1)	34	—	—
Limited partnerships	26	(2)	—	—	—	—	—	—	—	24	(2)	—
Other invested assets:
Derivative assets:
Equity index options	42	(20)	—	13	—	—	(29)	—	—	6	(7)	—

Total derivative assets	42	(20)	—	13	—	—	(29)	—	—	6	(7)	—

Total other invested assets	42	(20)	—	13	—	—	(29)	—	—	6	(7)	—

Total Level 3 assets	$3,913	$(14)	$(710)	$526	$(84)	$—	$(275)	$139	$(241)	$3,254	$(1)	$(700)

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

2
3
2

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

	Beginning balance as of January 1, 2021	Total realized and unrealized gains (losses)								Ending balance as of December 31, 2021	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$66	$3	$13	$—	$—	$—	$—	$—	$—	$82	$3	$13
Non-U.S. government	—	—	—	2	—	—	—	—	—	2	—	—
U.S. corporate:
Utilities	842	—	3	118	—	—	(18)	18	(13)	950	—	4
Energy	128	—	4	50	—	—	(10)	8	(104)	76	—	1
Finance and insurance	607	—	(18)	233	—	—	(46)	17	(108)	685	—	(16)
Consumer—non-cyclical	109	—	(2)	—	—	—	(3)	3	(3)	104	—	(2)
Technology and communications	47	—	(1)	12	—	—	—	4	(33)	29	—	(1)
Industrial	40	—	—	17	—	—	(20)	—	—	37	—	(1)
Capital goods	60	—	(1)	—	—	—	(14)	—	—	45	—	(2)
Consumer—cyclical	150	—	—	—	—	—	(5)	—	(8)	137	—	—
Transportation	70	—	(1)	—	—	—	(5)	—	—	64	—	(1)
Other	219	—	(1)	—	—	—	(32)	88	(20)	254	—	1

Total U.S. corporate	2,272	—	(17)	430	—	—	(153)	138	(289)	2,381	—	(17)

Non-U.S. corporate:
Utilities	352	—	(5)	30	—	—	(8)	—	(24)	345	—	(6)
Energy	245	—	7	—	—	—	(28)	—	(79)	145	—	3
Finance and insurance	305	3	(1)	1	(2)	—	(62)	—	(84)	160	5	(14)
Consumer—non-cyclical	67	1	(2)	8	—	—	(14)	3	—	63	—	(2)
Technology and communications	28	—	—	—	—	—	—	—	—	28	—	(1)
Industrial	95	2	(4)	14	—	—	(14)	—	—	93	—	(2)
Capital goods	178	—	1	25	—	—	—	—	(31)	173	—	—
Consumer—cyclical	146	—	—	17	—	—	—	—	(87)	76	—	—
Transportation	109	3	(3)	—	—	—	(49)	—	(7)	53	—	—
Other	83	6	(3)	—	—	—	(45)	—	(15)	26	—	(1)

Total non-U.S. corporate	1,608	15	(10)	95	(2)	—	(220)	3	(327)	1,162	5	(23)

Residential mortgage-backed	14	—	—	5	—	—	(2)	10	—	27	—	—
Commercial mortgage-backed	20	—	(2)	1	—	—	(3)	—	—	16	1	(2)
Other asset-backed	109	—	—	69	—	—	(25)	35	(50)	138	—	—

Total fixed maturity securities	4,089	18	(16)	602	(2)	—	(403)	186	(666)	3,808	9	(29)

Equity securities	51	—	—	—	(9)	—	(5)	—	—	37	—	—
Limited partnerships	17	1	—	8	—	—	—	—	—	26	1	—
Other invested assets:
Derivative assets:
Equity index options	63	18	—	31	—	—	(70)	—	—	42	10	—

Total derivative assets	63	18	—	31	—	—	(70)	—	—	42	10	—

Total other invested assets	63	18	—	31	—	—	(70)	—	—	42	10	—

Total Level 3 assets	$4,220	$37	$(16)	$641	$(11)	$—	$(478)	$186	$(666)	$3,913	$20	$(29)

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

2
33

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2023	2022	2021
Total realized and unrealized gains (losses) included in net income :
Net investment income	$10	$8	$19
Net investment gains (losses)	3	(22)	18

Total	$13	$(14)	$37

Total gains (losses) included in net income attributable to assets still held:
Net investment income	$9	$8	$9
Net investment gains (losses)	—	(9)	11

T ot al	$9	$(1)	$20

The amount presented for net investment income relates to fixed maturity securities and primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

2
34

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2023:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$851	Credit spreads	58bps - 194bps	136bps
Energy	Internal models	46	Credit spreads	113bps - 218bps	163bps
Finance and insurance	Internal models	707	Credit spreads	14b ps - 248bps	168bps
Consumer—non-cyclical	Internal models	69	Credit spreads	79b ps - 224bps	138bps
Technology and communications	Internal models	12	Credit spreads	65bps - 88bps	74bps
Industrial	Internal models	23	Credit spreads	98bps - 181bps	125bps
Capital goods	Internal models	35	Credit spreads	85bps - 160bps	131bps
Consumer—cyclical	Internal models	122	Credit spreads	79bps - 171bps	123bps
Transportation	Internal models	22	Credit spreads	44bps - 138bps	98bps
Other	Internal models	101	Credit spreads	79bps - 115bps	90bps

Total U.S. corporate	Internal models	$1,988	Credit spreads	14bps - 248bps	144bps

Non-U.S. corporate:
Utilities	Internal models	$214	Credit spreads	74bps - 194bps	129bps
Energy	Internal models	125	Credit spreads	88bps - 183bps	129bps
Finance and insurance	Internal models	134	Credit spreads	115bps - 197bps	132bps
Consumer—non-cyclical	Internal models	79	Credit spreads	65bps - 146bps	101bps
Technology and communications	Internal models	24	Credit spreads	98bps - 128bps	108bps
Industrial	Internal models	61	Credit spreads	107bps - 183bps	146bps
Capital goods	Internal models	52	Credit spreads	65bps - 218bps	118bps
Transportation	Internal models	20	Credit spreads	113bps - 146bps	119bps
Other	Internal models	52	Credit spreads	58bps - 136bps	112bps

Total non-U.S. corporate	Internal models	$761	Credit spreads	58bps - 218bps	110bps

Derivative assets:
Equity index options	Discounted cash flows	$15	Equity index volatility	6% - 24%	19%
Forward bond purchase commitments	Discounted cash flows	$51	Counterparty financing spreads	35bps	Not applicable
			Lapse rate	2% - 10%	5%
			Non-performance risk (counterparty credit risk)	42bps - 83bps	69bps
Other assets (2)	Cash flow model	$140	Equity index volatility	13% - 30%	22%

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
Years Ended December 31, 2023, 2022 and 2021

Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.
The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2023
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$165	$—	$—	$165
Indexed universal life embedded derivatives	15	—	—	15

Total policyholder account balances	180	—	—	180

Derivative liabilities:
Interest rate swaps	490	—	490	—
Foreign currency swaps	2	—	2	—
Forward bond purchase commitments	9	—	—	9

Total derivative liabilities	501	—	492	9

Total liabilities	$681	$—	$492	$189

	2022
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$202	$—	$—	$202
Indexed universal life embedded derivatives	15	—	—	15

Total policyholder account balances	217	—	—	217

Derivative liabilities:
Interest rate swaps	522	—	522	—

Total derivative liabilities	522	—	522	—

Total liabilities	$739	$—	$522	$217

23
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following tables present additional information about liabilities measured at fair value on a recurring basis
and
for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2023	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2023	Total (gains) losses attributable to liabilities still held
		Included in net (income)	Included in OCI								Included in net (income)	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$202	$18	$—	$—	$—	$—	$(52)	$—	$(3)	$165	$18	$—
Indexed universal life embedded derivatives	15	(14)	—	—	—	14	—	—	—	15	(14)	—

Total policyholder account balances	217	4	—	—	—	14	(52)	—	(3)	180	4	—

Derivative liabilities:
Forward bond purchase commitments	—	9	—	—	—	—	—	—	—	9	9	—

Total derivative liabilities	—	9	—	—	—	—	—	—	—	9	9	—

Total Level 3 liabilities	$217	$13	$—	$—	$—	$14	$(52)	$—	$(3)	$189	$13	$—

(Amounts in millions)	Beginning balance as of January 1, 2022	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2022	Total (gains) losses attributable to liabilities still held
		Included in net (income)	Included in OCI								Included in net (income)	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$294	$(16)	$—	$—	$—	$—	$(73)	$—	$(3)	$202	$(16)	$—
Indexed universal life embedded derivatives	25	(27)	—	—	—	17	—	—	—	15	(27)	—

Total policyholder account balances	319	(43)	—	—	—	17	(73)	—	(3)	217	(43)	—

Total Level 3 liabilities	$319	$(43)	$—	$—	$—	$17	$(73)	$—	$(3)	$217	$(43)	$—

23
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

(Amounts in millions)	Beginning balance as of January 1, 2021	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2021	Total (gains) losses attributable to liabilities still held
		Included in net (income)	Included in OCI								Included in net (income)	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$399	$32	$—	$—	$—	$—	$(136)	$—	$(1)	$294	$32	$—
Indexed universal life embedded derivatives	26	(24)	—	—	—	23	—	—	—	25	(24)	—

Total policyholder account balances	425	8	—	—	—	23	(136)	—	(1)	319	8	—

Total Level 3 liabilities	$425	$8	$—	$—	$—	$23	$(136)	$—	$(1)	$319	$8	$—

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2023	2022	2021
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—	$—
Net investment (gains) losses	13	(43)	8

Total	$13	$(43)	$8

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—	$—
Net investment (gains) losses	13	(43)	8

Total	$13	$(43)	$8

Purchases
, sales, issuances and settlements represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period. Such activity primarily consists of purchases, sales and settlements of fixed maturity and equity securities and purchases, issuances and settlements of
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
Years Ended December 31, 2023, 2022 and 2021

embedded derivative instrument with all remaining changes in the fair value of these embedded derivative instruments being shown separately in the category labeled “included in net (income)” in the tables presented above.
The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2023:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted- average (1)
Policyholder account balances:
Fixed indexed annuity embedded derivatives	Option budget method	$165	Expected future interest credited	1% - 3%	2%
Indexed universal life embedded derivatives	Option budget method	$15	Expected future interest credited	3% - 12%	5%
Market risk benefits (2) :
			GMWB utilization rate	—% - 68%	53%
			Non-performance risk (credit spreads)	42bps - 83bps	69bps
Fixed indexed annuities	Cash flow model	$55	Expected future interest credited	1% - 3%	2%
			Lapse rate	2% - 11%	5%
			GMWB utilization rate	63% - 89%	78%
			Non-performance risk (credit spreads)	42bps - 83bps	69bps
Variable annuities	Cash flow model	$527	Equity index volatility	13% - 30%	22%
Derivative liabilities:
Forward bond purchase commitments	Discounted cash flows	$9	Counterparty financing spreads	35bps	Not applicable

(1)	Unobservable inputs weighted by the policyholder account balances associated with the instrument.
(2)	Refer to note 13 for additional details related to MRBs.
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
Years Ended December 31, 2023, 2022 and 2021

holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets.
The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of December 31:

	2023
(Amounts in millions)	Notional amount	Carrying amount	Fair value
			Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net	(1)	$6,802	$6,291	$—	$—	$6,291
Bank loan investments	(1)	529	520	—	—	520
Liabilities:
Long-term borrowings (2)	(1)	1,584	1,413	—	1,413	—
Investment contracts	(1)	5,346	5,372	—	—	5,372
Commitments to fund investments:
Bank loan investments	$117	—	—	—	—	—
Private placement investments	42	—	—	—	—	—
Commercial mortgage loans	13	—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 17 for additional information related to borrowings.

	2022
	Notional amount	Carrying amount	Fair value
(Amounts in millions)			Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net	(1)	$7,010	$6,345	$—	$—	$6,345
Bank loan investments	(1)	467	474	—	—	474
Liabilities:
Long-term borrowings (2)	(1)	1,611	1,346	—	1,346	—
Investment contracts	(1)	6,794	7,171	—	—	7,171
Commitments to fund investments:
Bank loan investments	$70	—	—	—	—	—
Private placement investments	19	—	—	—	—	—
Commercial mortgage loans	5	—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 17 for additional information related to borrowings.
As
of December 31, 2023 and 2022, we also had $23 million and $26 million, respectively, of real estate owned assets included in other invested assets in our consolidated balance sheets, which are initially recorded at fair value less estimated selling costs (the carrying value) and are subsequently valued at the lower of the carrying value or current fair value less estimated selling costs. As of December 31, 2023 and 2022, these properties were adjusted to fair value less estimated selling costs, which was less than the carrying value. These amounts represented the fair value as of December 31, 2023 and 2022. The fair value of the real estate owned assets is classified as Level 2.

2
40

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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
to
ten
of the typical contractual life of
ten
to 12 years.
The following table presents the carrying value of limited partnerships and commitments to fund as of December 31:

	2023		2022
(Amounts in millions)	Carrying value	Commitments to fund	Carrying value	Commitments to fund
Limited partnerships accounted for at NAV:
Private equity funds (1)	$1,948	$1,203	$1,647	$1,107
Real estate funds (2)	123	87	82	79
Infrastructure funds (3)	102	160	63	29

Total limited partnerships accounted for at NAV	2,173	1,450	1,792	1,215

Limited partnerships accounted for at fair value	20	1	24	1
Limited partnerships accounted for under the equity method of accounting	628	79	515	149

Total	$2,821	$1,530	$2,331	$1,365

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

(22) Insurance Subsidiary Financial Information and Regulatory Matters
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

2
41

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

Based on estimated statutory results as of December 31, 2023, in accordance with applicable dividend restrictions, Enact Holdings’ U.S. mortgage insurance subsidiaries could pay dividends from unassigned surplus of approximately $336 million in 2024 without affirmative regulatory approval, although notice of the intent to pay must be provided to the state insurance commissioner
30
days in advance thereof, during which time the commissioner may review the dividend pursuant to statutory standards. Even though the approximately
$
336

million is considered unrestricted, Enact Holdings may choose not to pay dividends in 2024 at this level as it may retain capital for future growth or to meet regulatory or other capital requirements. Our U.S. life insurance subsidiaries had negative unassigned surplus of
$563
million under statutory accounting as of December 31, 2023 and as a result, cannot pay dividends to us in 2024 or in the foreseeable future. As of December 31, 2023, Genworth Financial’s and Genworth Holdings’ consolidated subsidiaries had restricted net assets of
$
7.2

billion and $
7.6

billion, respectively.
As the majority shareholder, Genworth Holdings received $174 million, $205 million and $163 million, respectively, of dividends in 2023, 2022 and 2021 from Enact Holdings. Future dividends paid by Enact Holdings are subject to quarterly review and approval by its board of directors and Genworth Financial, and will also be dependent on a variety of economic, market and business conditions. Our principal U.S. life insurance subsidiaries did not pay any dividends in 2023, 2022 or 2021.
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
Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by individual state insurance authorities. Our U.S. domiciled insurance subsidiaries have no material permitted accounting practices, except for River Lake Insurance Company VI (“River Lake VI”) and River Lake Insurance Company X (“River Lake X”). The permitted practices of River Lake VI and River Lake X were an essential element of their design and were expressly included in their plans of operation and in the licensing orders issued by their domiciliary state regulators, and without those permitted accounting practices, these entities could be subject to regulatory action. Accordingly, we believe that the permitted accounting practices will remain in effect for so long as we maintain these entities. The material permitted accounting practices were as follows:

•
In 2023 and 2022, River Lake VI had a permitted accounting practice from the State of Delaware to carry its excess of loss reinsurance agreements with The Canada Life Assurance Company for its universal and term life insurance business assumed from Genworth Life and Annuity Insurance Company (“GLAIC”) as an admitted asset.

•
In 2023 and 2022, River Lake X had a permitted accounting practice from the State of Vermont to carry its excess of loss reinsurance agreement with Hannover Life Reassurance Company of America for its term life insurance business assumed from GLAIC as an admitted asset.

2
42

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The impact of these permitted accounting practices of
River Lake VI and River Lake X
on our combined U.S. domiciled life insurance subsidiaries’ statutory capital and surplus was zero as of December 31, 2023 and 2022. If these permitted accounting practices had not
been used, no regulatory event would have been triggered.

For regulatory purposes, our U.S. mortgage insurers are required to establish a special statutory contingency reserve. Annual additions to the statutory contingency reserve must be at least 50% of net earned premiums, as defined by state insurance laws and regulations. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) 10 years. However, approval by the North Carolina Department of Insurance (“NCDOI”) is required for contingency reserve releases when loss ratios exceed 35%. The statutory contingency reserve for our U.S. mortgage insurers was approximately $4.0 billion and $3.6 billion, respectively, as of December 31, 2023 and 2022 and is included in the table below containing combined statutory capital and surplus balances.
The tables below include the combined statutory net income and statutory capital and surplus for our U.S. domiciled insurance subsidiaries for the periods indicated:

	Years ended December 31,
(Amounts in millions)	2023	2022	2021
Combined statutory net income (loss):
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$193	$276	$654
Mortgage insurance subsidiaries	665	747	593

Combined statutory net income, excluding captive reinsurance subsidiaries	858	1,023	1,247
Captive life reinsurance subsidiaries	94	253	(1,351)

Combined statutory net income (loss)	$952	$1,276	$(104)

	As of December 31,
(Amounts in millions)	2023	2022
Combined statutory capital and surplus:
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$3,369	$3,082
Mortgage insurance subsidiaries	5,044	4,687

Combined statutory capital and surplus	$8,413	$7,769

The statutory net income (loss) from our captive life reinsurance subsidiaries, River Lake VI and River Lake X, relates to the reinsurance of term and universal life insurance statutory reserves assumed from GLAIC. These reserves are, in turn, secured by excess of loss reinsurance treaties with third parties. Additionally, the life insurance subsidiaries’ combined statutory net income (loss) and distributable income are not affected by the statutory net income (loss) of the captives, except to the extent dividends are received from the captives. The combined statutory capital and surplus of our life insurance subsidiaries does not include the capital and surplus of our captive life reinsurance subsidiaries of
$
97

million and $
96
 million as of December 31, 2023 and 2022, respectively.

2
43

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

Capital Requirements of U.S. Life Insurers
The NAIC has adopted RBC requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate risk; and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible weakly capitalized companies for purposes of initiating further regulatory action. In the course of operations, we periodically monitor the RBC level of each of our life insurance subsidiaries. As of December 31, 2023 and 2022, each of our life insurance subsidiaries exceeded the minimum required RBC levels in their respective domiciliary state. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries, which is representative of the RBC ratio on a company action level basis of Genworth Life Insurance Company (“GLIC”), the parent of our U.S. life insurance subsidiaries, was approximately
303% an
d
291
% as of December 31, 2023 and 2022, respectively.
In 2023 and 2022, we released $99

million and $199 million, respectively, of statutory reserves resulting from updates to our universal and term universal life insurance products with secondary guarantees as part of Actuarial Guideline 38 8D (“AG 38 8D”) in our Virginia and Delaware licensed life insurance subsidiaries. In 2021, we established $231 million of additional AG 38 8D statutory reserves.
As a part of our cash flow testing process for our U.S. life insurance subsidiaries, we consider incremental benefits from expected future in-force rate actions in our long-term care insurance products that would help mitigate the impact of deteriorating experience. The New York State Department of Financial Services (“NYDFS”), which regulates Genworth Life Insurance Company of New York (“GLICNY”), requires specific adequacy testing scenarios that are generally more severe than those deemed acceptable in other states. Moreover, the required testing scenarios by the NYDFS have a disproportionate impact on our long-term care insurance products. In addition, we use New York specific experience for setting assumptions in our long-term care insurance products in GLICNY. While the NYDFS generally does not permit in-force rate increases for long-term care insurance to be used in asset adequacy analysis until such increases have been approved, it has allowed GLICNY to incorporate recently filed in-force rate actions in its asset adequacy analysis prior to approval in the past.
As a result, after
discussions with the NYDFS and through the exercise of professional actuarial judgment, GLICNY incorporated in its 2023 and 2022 asset adequacy analysis assumptions for future in-force rate actions for long-term care insurance products to offset the emerging adverse experience for these products. With these assumption updates, GLICNY’s 2023 and 2022 asset adequacy analysis produced a negative margin. To address the negative margin, GLICNY recorded an incremental $87 million and $98 million of additional statutory reserves in 2023 and 2022, respectively. As a result of the 2023 and 2022 activity, the aggregate amount of statutory reserves established by GLICNY for asset adequacy deficits increased to $792 million ($757

million related to long-term care insurance and $35

million related to variable annuities) and $705 million ($670 million related to long-term care insurance and $35 million related to variable annuities) as of December 31, 2023 and 2022, respectively.
Capital Requirements of U.S. Mortgage Insurers
Mortgage insurers are not subject to the NAIC’s RBC requirements, but certain states and other regulators impose another form of capital requirement on mortgage insurers requiring maintenance of a risk-to-capital ratio not to
exceed 25:1. Fifteen other states maintain similar risk-to-capital requirements. As of December 31, 2023 and 2022, the risk-to-capital ratio of Enact Holdings’ combined insurance subsidiaries was approximately 11.6:1 and 12.8:1, respectively, under the current regulatory framework as established under North
Carolina law and

2
44

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

enforced by the NCDOI, Enact Holdings’ insurance subsidiaries’ domestic insurance regulator. Each of
Enact Holdings’ insurance subsidiaries met its respective capital requirements as of December 31, 2023 and 2022.
Private mortgage insurers must meet the operational and financial requirements under PMIERs as set forth by the GSEs in order to remain eligible to insure loans that are purchased by the GSEs. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report evidencing its compliance with PMIERs.
In September 2020, subsequent to the issuance of Enact Holdings’ senior notes due in 2025, the GSEs imposed certain restrictions (the “GSE Restrictions”) on Enact with respect to capital. In May 2021, in connection with their conditional approval of the partial sale of Enact Holdings, the GSEs confirmed the GSE Restrictions would remain in effect until certain conditions (the “GSE Conditions”) were met for two consecutive quarters. These conditions were met as of December 31, 2022, and in March 2023, the GSEs confirmed that Enact is no longer subject to the GSE Restrictions and the GSE Conditions.
Enact has met all PMIERs reporting requirements as required by the GSEs. As of December 31, 2023 and 2022, Enact had estimated available assets of $5,006 million and $5,206 million, respectively, against $3,119 million and $3,156 million, respectively, net required assets under PMIERs. The sufficiency ratio as of December 31, 2023 was 161%, or $1,887 million above the PMIERs requirements, compared to 165%, or $2,050 million above the PMIERs requirements as of December 31, 2022. PMIERs sufficiency as of December 31, 2022 was based on the published requirements applicable to private mortgage insurers and did not give effect to the GSE Restrictions imposed on Enact as of December 31, 2022.
Securities on deposit
Certain of our insurance subsidiaries have securities on deposit with various state or foreign government insurance departments in order to comply with relevant insurance regulations. See note 5(d) for additional information related to these deposits. Additionally, under the terms of certain reinsurance agreements that our life insurance subsidiaries have with external parties, we pledged assets in either separate portfolios or in trust for the benefit of external reinsurers. These assets support the reserves ceded to those external reinsurers. See note 9 for additional information related to these pledged assets under reinsurance agreements. Certain of our U.S. life insurance subsidiaries are also members of regional Federal Home Loan Banks (“FHLBs”) and the FHLBs have been granted a lien on certain of our invested assets to collateralize our obligations. See note 11 for additional information related to these pledged assets with the FHLBs.
Guarantees of obligations
In addition to the commitments discussed in note 25, Genworth Financial and certain of its holding company subsidiaries
provide guarantees to third parties for the performance of certain obligations of their subsidiaries. We estimate that our potential obligations under such guarantees were $67 million and $69 million as of December 31, 2023 and 2022, respectively.
Genworth Holdings has provided a limited guarantee of up to $175 million, subject to adjustments, to one of its insurance subsidiaries to support its mortgage insurance business in Mexico. In January 2022, Genworth Holdings terminated this limited guarantee in regard to new business. We believe this insurance subsidiary has adequate reserves to cover its underlying obligations.

24
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

Genworth Holdings also provided an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our European mortgage insurance subsidiary prior to its sale in May 2016. Following the sale of this United Kingdom subsidiary to AmTrust Financial Services, Inc., the guarantee was limited to the payment of valid claims on policies in-force prior to the sale date and those written approximately 90 days subsequent to the date of the sale, and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. As of December 31, 2023, the risk in-force of active policies was approximately $893 million.
(23) Segment Information
(a) Operating Segment Information
We have the following three
operating segments: Enact; Long-Term Care Insurance; and Life and Annuities. The products in the Life and Annuities segment include traditional and non-traditional life insurance (term, universal and term universal life insurance as well as corporate-owned life insurance and funding agreements), fixed annuities and variable annuities, none of which are actively marketed or sold. In addition to our three operating segments, we also have Corporate and Other, which includes debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are reported outside of our operating segments, such as certain international businesses and discontinued operations. Corporate and Other also includes start-up results of our CareScout business related to our senior care growth initiatives.
We tax our businesses at the U.S. corporate federal income tax rate of 21%. Each segment is then adjusted to reflect the unique tax attributes of that segment, such as permanent differences between U.S. GAAP and tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other.
We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income and assets. Management evaluates performance and allocates resources on the basis of “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders.” We define adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding the after-tax effects of income (loss) from continuing operations attributable to noncontrolling interests, net investment gains (losses), changes in fair value of market risk benefits and associated hedges, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, restructuring costs and infrequent or unusual non-operating items. A component of our net investment gains (losses) is the result of estimated future credit losses, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. We exclude net investment gains (losses), changes in fair value of market risk benefits and associated hedges, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, restructuring costs and infrequent or unusual non-operating items from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating performance.

24
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

While some of these items may be significant components of net income (loss) available to Genworth Financial, Inc.’s common stockholders in accordance with U.S. GAAP, we believe that adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders, and measures that are derived from or incorporate adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. Management also uses adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders, among other key performance indicators, as a basis for determining awards and compensation for senior management and to evaluate performance on a basis comparable to that used by analysts. However, the items excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders have occurred in the past and could, and in some cases will, recur in the future. Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders is not a substitute for net income (loss) available to Genworth Financial, Inc.’s common stockholders determined in accordance with U.S. GAAP. In addition, our definition of adjusted operating income (loss) available to
Genworth Financial, Inc.’s common stockholders may differ from the definitions used by other companies.
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

24
7

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following is a summary of our segments and Corporate and Other as
of and for the years ended December 31:

	2023
(Amounts in millions)	Enact	Long-Term Care Insurance	Life and Annuities	Corporate and Other	Total
Revenues:

Premiums	$957	$2,463	$207	$9	$3,636
Net investment income	208	1,914	1,042	19	3,183
Net investment gains (losses)	(14)	114	(49)	(28)	23
Policy fees and other income	2	—	646	(2)	646

Total revenues	1,153	4,491	1,846	(2)	7,488

Benefits and expenses:
Benefits and other changes in policy reserves	27	3,802	963	(9)	4,783
Liability remeasurement (gains) losses	—	321	266	—	587
Changes in fair value of market risk benefits and associated hedges	—	—	(12)	—	(12)
Interest credited	—	—	503	—	503
Acquisition and operating expenses, net of deferrals	212	452	213	65	942
Amortization of deferred acquisition costs and intangibles	11	71	181	1	264
Interest expense	52	—	—	66	118

Total benefits and expenses	302	4,646	2,114	123	7,185

Income (loss) from continuing operations before income taxes	851	(155)	(268)	(125)	303
Provision (benefit) for income taxes	186	(3)	(59)	(20)	104

Income (loss) from continuing operations	665	(152)	(209)	(105)	199
Income from discontinued operations, net of taxes	—	—	—	—	—

Net income (loss)	665	(152)	(209)	(105)	199
Less: net income from continuing operations attributable to noncontrolling interests	123	—	—	—	123
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$542	$(152)	$(209)	$(105)	$76

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$542	$(152)	$(209)	$(105)	$76
Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	—	—	—	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$542	$(152)	$(209)	$(105)	$76

Total assets	$6,193	$46,195	$36,517	$1,912	$90,817

24
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

	2022
(Amounts in millions)	Enact	Long-Term Care Insurance	Life and Annuities	Corporate and Other	Total
Revenues:
Premiums	$940	$2,500	$234	$6	$3,680
Net investment income	155	1,900	1,083	8	3,146
Net investment gains (losses)	(2)	19	(4)	(15)	(2)
Policy fees and other income	2	—	669	—	671

Total revenues	1,095	4,419	1,982	(1)	7,495

Benefits and expenses:
Benefits and other changes in policy reserves	(94)	3,788	620	(11)	4,303
Liability remeasurement (gains) losses	—	(317)	27	—	(290)
Changes in fair value of market risk benefits and associated hedges	—	—	(104)	—	(104)
Interest credited	—	—	504	—	504
Acquisition and operating expenses, net of deferrals	227	413	604	41	1,285
Amortization of deferred acquisition costs and intangibles	12	74	240	—	326
Interest expense	52	—	—	54	106

Total benefits and expenses	197	3,958	1,891	84	6,130

Income (loss) from continuing operations before income taxes	898	461	91	(85)	1,365
Provision (benefit) for income taxes	194	125	16	(16)	319

Income (loss) from continuing operations	704	336	75	(69)	1,046
Income from discontinued operations, net of taxes	—	—	—	—	—

Net income (loss)	704	336	75	(69)	1,046
Less: net income from continuing operations attributable to noncontrolling interests	130	—	—	—	130
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$574	$336	$75	$(69)	$916

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$574	$336	$75	$(69)	$916
Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	—	—	—	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$574	$336	$75	$(69)	$916

Total assets	$5,712	$44,156	$37,975	$1,871	$89,714

24
9

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years
Ended
December 31, 2023, 2022 and 2021

	2021
(Amounts in millions)	Enact	Long-Term Care Insurance	Life and Annuities	Corporate and Other	Total
Revenues:

Premiums	$975	$2,561	$(136)	$6	$3,406
Net investment income	141	2,027	1,195	7	3,370
Net investment gains (losses)	(2)	257	74	(7)	322
Policy fees and other income	4	1	718	1	724

Total revenues	1,118	4,846	1,851	7	7,822

Benefits and expenses:
Benefits and other changes in policy reserves	125	3,808	648	(6)	4,575
Liability remeasurement (gains) losses	—	68	174	—	242
Changes in fair value of market risk benefits and associated hedges	—	—	(160)	—	(160)
Interest credited	—	—	511	—	511
Acquisition and operating expenses, net of deferrals	230	451	233	84	998
Amortization of deferred acquisition costs and intangibles	15	76	291	2	384
Interest expense	51	—	—	109	160

Total benefits and expenses	421	4,403	1,697	189	6,710

Income (loss) from continuing operations before income taxes	697	443	154	(182)	1,112
Provision (benefit) for income taxes	148	123	30	(53)	248

Income (loss) from continuing operations	549	320	124	(129)	864
Income from discontinued operations, net of taxes	—	—	—	27	27

Net income (loss)	549	320	124	(102)	891
Less: net income from continuing operations attributable to noncontrolling interests	33	—	—	—	33
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	8	8

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$516	$320	$124	$(110)	$850

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$516	$320	$124	$(129)	$831
Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	—	—	19	19

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$516	$320	$124	$(110)	$850

2
50

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

(b) Revenues of Major Product Groups
The following is a summary of revenues of major product groups for our segments and Corporate and Other for the years ended December 31:

(Amounts in millions)	2023	2022	2021
Revenues:
Enact segment	$1,153	$1,095	$1,118
Long-Term Care Insurance segment	4,491	4,419	4,846
Life and Annuities segment:
Life insurance	1,394	1,443	1,172
Fixed annuities	313	389	505
Variable annuities	139	150	174

Life and Annuities segment	1,846	1,982	1,851

Corporate and Other	(2)	(1)	7

Total revenues	$7,488	$7,495	$7,822

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

(c) Reconciliations
The following tables present the reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other for the years ended December 31:

(Amounts in millions)	2023	2022	2021
Net income available to Genworth Financial, Inc.’s common stockholders	$76	$916	$850
Add: net income from continuing operations attributable to noncontrolling interests	123	130	33
Add: net income from discontinued operations attributable to noncontrolling interests	—	—	8

Net income	199	1,046	891
Less: income from discontinued operations, net of taxes	—	—	27

Income from continuing operations	199	1,046	864
Less: net income from continuing operations attributable to noncontrolling interests	123	130	33

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	76	916	831
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(25)	2	(322)
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	(22)	(142)	(210)
(Gains) losses on early extinguishment of debt (3)	(2)	6	45
Expenses related to restructuring	4	2	34
Pension plan termination costs	—	8	—
Taxes on adjustments	10	26	96

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$41	$818	$474

(1)	For the year ended December 31, 2023, net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $2 million.
(2)
Changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(10) million, $(38) million and $(50) million for the years ended December 31, 2023, 2022 and 2021, respectively.

(3)
See note 17 for additional information on (gains) losses on early extinguishment of debt during 2023 and 2022. During 2021, we paid pre-tax make-whole premiums of $26 million and incurred pre-tax losses of $19 million in connection with the early redemption and repurchase of certain of Genworth Holdings’ senior notes.

2
52

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

(Amounts in millions)	2023	2022	2021
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$552	$578	$520
Long-Term Care Insurance segment	(242)	320	126
Life and Annuities segment:
Life insurance	(275)	(111)	(201)
Fixed annuities	50	62	83
Variable annuities	37	21	22

Life and Annuities segment	(188)	(28)	(96)

Corporate and Other	(81)	(52)	(76)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$41	$818	$474

Other than pension plan termination costs incurred in 2022 related to one of our defined benefit pension plans, there were no infrequent or unusual items excluded from adjusted operating income during the periods presented.
(d) Geographic Segment Information
The following is a summary of geographic region activity as of and for the years ended December 31:

	2023
(Amounts in millions)	United States	International (1)	Total
Total revenues	$7,476	$12	$7,488

Income from continuing operations	$197	$2	$199

Net income	$197	$2	$199

Total assets	$90,767	$50	$90,817

	2022
(Amounts in millions)	United States	International (1)	Total
Total revenues	$7,487	$8	$7,495

Income from continuing operations	$1,046	$—	$1,046

Net income	$1,046	$—	$1,046

Total assets	$89,672	$42	$89,714

	2021
(Amounts in millions)	United States	International (1)	Total
Total revenues	$7,815	$7	$7,822

Income (loss) from continuing operations	$867	$(3)	$864

Net income (loss)	$894	$(3)	$891

(1)	Predominantly comprised of operations in Mexico.

2
53

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

(24) Quarterly Results of Operations (unaudited)
Our unaudited quarterly results of operations for the year ended December 31, 2023 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Total revenues (1)	$1,854	$1,892	$1,831	$1,911

Total benefits and expenses (2), (3), (4)	$1,645	$1,671	$1,741	$2,128

Income (loss) from continuing operations (1), (2), (3), (4)	$154	$166	$60	$(181)

Income (loss) from discontinued operations, net of taxes	$—	$2	$—	$(2)

Net income (loss) (1), (2), (3), (4)	$154	$168	$60	$(183)

Net income from continuing operations attributable to noncontrolling interests	$32	$31	$31	$29

Net income from discontinued operations attributable to noncontrolling interests	$—	$—	$—	$—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (1), (2), (3), (4)	$122	$137	$29	$(212)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$122	$135	$29	$(210)
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	—	2	—	(2)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$122	$137	$29	$(212)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.25	$0.28	$0.06	$(0.47)

Diluted	$0.24	$0.28	$0.06	$(0.47)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.25	$0.29	$0.06	$(0.47)

Diluted	$0.24	$0.29	$0.06	$(0.47)

Weighted-average common shares outstanding:
Basic	492.3	473.2	460.5	449.4
Diluted (5)	500.1	478.1	466.0	449.4

(1)
Pre-tax net investment gains
of $90
million associated wi
th
limited partnerships and changes in the fair value of equity securities resulted in an increase in total revenues in the fourth quarter of 2023.

2
54

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

(2)
In the fourth quarter of 2023, our long-term care insurance business had a pre-tax liability remeasurement loss of
$188
million that included adverse pre-tax cash flow assumption updates of
$61
million driven mostly by unfavorable updates to our healthy life assumptions to better reflect near-term experience related to cost of care, mortality, incidence and lapse, partially offset by a favorable update to our disabled life mortality assumptions to reflect an expectation that mortality will continue at elevated levels in the near term post COVID-19. The liability remeasurement loss also included pre-tax unfavorable actual versus expected experience of
 $127
million due primarily to higher claims and unfavorable timing impacts related to a second legal settlement.

(3)	In the fourth quarter of 2023, our life insurance products included adverse pre-tax cash flow assumption updates of $226 million reflecting unfavorable persistency and mortality assumption updates.
(4)
In the fourth quarter of 2023, our Enact segment recorded a favorable pre-tax reserve release of
$53
million primarily related to cure performance on delinquencies from 2022 and earlier, including those related to COVID-19.

(5)
Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended December 31, 2023, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share as the inclusion of shares for
PSUs
, RSUs and other equity-based awards of 6.3 million would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended December 31, 2023, dilutive potential weighted-average common shares outstanding would have been 455.7 million.

25
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

Our unaudited quarterly results of operations for the year ended December 31, 2022 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Total revenues	$1,893	$1,887	$1,848	$1,867

Total benefits and expenses (1), (2)	$1,537	$1,627	$1,628	$1,338

Income from continuing operations (1), (2)	$272	$198	$166	$410

Income (loss) from discontinued operations, net of taxes	$(2)	$(1)	$5	$(2)

Net income (1), (2)	$270	$197	$171	$408

Net income from continuing operations attributable to noncontrolling interests	$30	$38	$35	$27

Net income from discontinued operations attributable to noncontrolling interests	$—	$—	$—	$—

Net income available to Genworth Financial, Inc.’s common stockholders (1), (2)	$240	$159	$136	$381

Net income available to Genworth Financial, Inc.’s common stockholders:
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$242	$160	$131	$383
Income (loss) from discontinued operations available to Genworth Financial, Inc.’s common stockholders	(2)	(1)	5	(2)

Net income available to Genworth Financial, Inc.’s common stockholders	$240	$159	$136	$381

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.48	$0.32	$0.26	$0.77

Diluted	$0.47	$0.31	$0.26	$0.76

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.47	$0.31	$0.27	$0.77

Diluted	$0.46	$0.31	$0.27	$0.76

Weighted-average common shares outstanding:
Basic	508.3	508.9	503.8	496.5
Diluted	517.4	514.1	509.3	502.9

(1)
In the fourth quarter of 2022, our long-term care insurance business had a pre-tax liability remeasurement gain of
 $255
million primarily from favorable pre-tax cash flow assumption updates o
f $303 million,
which reflected an expected reserve reduction, net of estimated settlement payments, attributable to the inclusion of a second legal settlement. This settlement primarily impacted older, unprofitable capped cohorts.

25
6

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

(2)
In the fourth quarter of 2022, our Enact segment recorded a net favorable pre-tax
reserve release of $42 million primarily related to COVID-19 delinquencies from 2020 and 2021 curing at levels above original reserve expectations.

(25) Commitments and Contingencies
(a) Litigation and Regulatory Matters
We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, product administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance subsidiaries, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of the Real Estate Settlement and Procedures Act of 1974 or related state anti-inducement laws, and mortgage insurance policy rescissions and curtailments, and breaching fiduciary or other duties to customers, including but not limited to cybersecurity breaches of customer information. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships, including claims under the Employee Retirement Income Security Act of 1974, post-closing obligations associated with previous dispositions and securities lawsuits. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations.
In September 2018, GLAIC, our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
TVPX ARX INC., as Securities Intermediary for Consolidated Wealth Management, LTD. on behalf of itself and all others similarly situated v. Genworth Life and Annuity Insurance Company
. Plaintiff alleges unlawful and excessive cost of insurance charges were imposed on policyholders. The complaint asserts claims for breach of contract, alleging that Genworth improperly considered non-mortality factors when calculating cost of insurance rates and failed to decrease cost of insurance charges in light of improved expectations of future mortality, and seeks unspecified compensatory damages, costs, and equitable relief. On October 29, 2018, we filed a motion to enjoin the case in the Middle District of Georgia, and a motion to dismiss and motion to stay in the Eastern District of Virginia. We moved to enjoin the prosecution of the Eastern District of Virginia action on the basis that it involves claims released in a prior nationwide class action settlement (the “McBride settlement”) that was approved by the Middle District of Georgia. Plaintiff filed an amended complaint on November 13, 2018. On December 6, 2018, we moved the Middle District of Georgia for leave to file our counterclaim, which alleges

25
7

G
ENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

that plaintiff breached the covenant not to sue contained in the prior settlement agreement by filing its current action. On March 15, 2019, the Middle District of Georgia granted our motion to enjoin and denied our motion for leave to file our counterclaim. As such, plaintiff is enjoined from pursuing its class action in the Eastern District of Virginia. On March 29, 2019, plaintiff filed a notice of appeal in the Middle District of Georgia, notifying the Court of its appeal to the United States Court of Appeals for the Eleventh Circuit from the order granting our motion to enjoin. On March 29, 2019, we filed our notice of cross-appeal in the Middle District of Georgia, notifying the Court of our cross-appeal to the Eleventh Circuit from the portion of the order denying our motion for leave to file our counterclaim. On April 8, 2019, the Eastern District of Virginia dismissed the case without prejudice, with leave for plaintiff to refile an amended complaint only if a final appellate Court decision vacates the injunction and reverses the Middle District of Georgia’s opinion. On May 21, 2019, plaintiff filed its appeal and memorandum in support in the Eleventh Circuit. We filed our response to plaintiff’s appeal memorandum on July 3, 2019. The Eleventh Circuit Court of Appeals heard oral argument on plaintiff’s appeal and our cross-appeal on April 21, 2020. On May 26, 2020, the Eleventh Circuit Court of Appeals vacated the Middle District of Georgia’s order enjoining plaintiff’s class action and remanded the case back to the Middle District of Georgia for further factual development as to whether Genworth has altered how it calculates or charges cost of insurance since the McBride settlement. The Eleventh Circuit Court of Appeals did not reach a decision on Genworth’s counterclaim. On June 30, 2021, we filed in the Middle District of Georgia our renewed motion to enforce the class action settlement and release and renewed our motion for leave to file a counterclaim. The briefing on both motions concluded in October 2021. On March 24, 2022, the Court denied our motions. On April 11, 2022, we filed an appeal of the Court’s denial to the United States Court of Appeals for the Eleventh Circuit. On June 22, 2022, we filed our opening brief in support of the appeal. Plaintiff filed its respondent’s brief on September 20, 2022, and we filed our reply brief on November 10, 2022. The appeal was orally argued on August 17, 2023, and we are awaiting a decision from the Eleventh Circuit. We intend to continue to vigorously defend this action.
In September 2018, Genworth Financial, Genworth Holdings, Genworth North America Corporation, Genworth Financial International Holdings, LLC (“GFIH”) and GLIC were named as defendants in a putative class action lawsuit pending in the Court of Chancery of the State of Delaware captioned
Richard F. Burkhart, William E. Kelly, Richard S. Lavery, Thomas R. Pratt, Gerald Green, individually and on behalf of all other persons similarly situated v. Genworth et al
. Plaintiffs allege that GLIC paid dividends to its parent and engaged in certain reinsurance transactions causing it to maintain inadequate capital capable of meeting its obligations to GLIC policyholders and agents. The complaint alleges causes of action for intentional fraudulent transfer and constructive fraudulent transfer and seeks injunctive relief. We moved to dismiss this action in December 2018. On January 29, 2019, plaintiffs exercised their right to amend their complaint. On March 12, 2019, we moved to dismiss plaintiffs’ amended complaint. On April 26, 2019, plaintiffs filed a memorandum in opposition to our motion to dismiss, which we replied to on June 14, 2019. On August 7, 2019, plaintiffs filed a motion seeking to prevent proceeds that GFIH expected to receive from the then planned sale of its shares in Genworth MI Canada Inc. (“Genworth Canada”) from being transferred out of GFIH. On September 11, 2019, plaintiffs filed a renewed motion seeking the same relief as their August 7, 2019 motion with an exception that allowed GFIH to transfer
$450
million of expected proceeds from the sale of Genworth Canada through a dividend to Genworth Holdings to allow the pay-off of a senior secured term loan facility dated March 7, 2018 among Genworth Holdings as the borrower, GFIH as the limited guarantor and the lending parties thereto. Oral arguments on our motion to dismiss and plaintiffs’ motion occurred on October 21, 2019, and plaintiffs’ motion was denied. On January 31, 2020, the Court granted in part our motion to dismiss, dismissing claims relating to
$395
million in dividends GLIC paid to its parent from 2012 to 2014 (out of the
$410
million in total dividends subject to plaintiffs’ claims). The Court denied the balance of the motion to dismiss leaving a claim relating to
$15
million in dividends and unquantified claims relating to the 2016 termination of a reinsurance transaction. On March 27,

25
8

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

2020, we filed our answer to plaintiffs’ amended complaint. On May 26, 2021, the plaintiffs filed a second amended and supplemental class action complaint adding additional factual allegations and three new causes of action. On July 26, 2021, we moved to dismiss the three new causes of action and answered the balance of the second amended and supplemental class action complaint. Plaintiffs filed an opposition to our motion to dismiss on September 30, 2021. The Court heard oral arguments on the motion on December 7, 2021 and ordered each party to file supplemental submissions, which were filed on January 28, 2022. On May 10, 2022, the Court granted our motion to dismiss the three new causes of action. On January 27, 2022, plaintiffs filed a motion for a preliminary injunction seeking to enjoin GFIH from transferring any assets to any affiliate, including paying any dividends to Genworth Holdings and to enjoin Genworth Holdings and Genworth Financial from transferring or distributing any value to Genworth Financial’s shareholders. On June 2, 2022, plaintiffs withdrew their motion for a preliminary injunction. On January 12, 2024, plaintiffs moved for class certification. We filed our opposition papers on February 23, 2024 and intend to continue to vigorously defend this action.
In January 2021, GLAIC was named as a defendant in a putative class action lawsuit pending in the United States District Court for the District of Oregon captioned
Patsy H. McMillan, individually and on behalf of all others similarly situated, v. Genworth Life and Annuity Insurance Company
. Plaintiff sought to represent life insurance policyholders, alleging that GLAIC impermissibly calculated cost of insurance rates to be higher than permitted by her policy. The complaint asserted claims for breach of contract, conversion, and declaratory and injunctive relief, and sought damages in excess of
$5
million. On February 10, 2023, the parties reached an agreement in principle to settle the action for an immaterial amount. On April 14, 2023, the action was dismissed on stipulation.
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
On August 1, 2022, a putative class action was filed in the United States District Court for the Eastern District of Virginia by two former Genworth employees against Genworth Financial, its Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Retirement and Savings Plan (“Savings Plan”). Plaintiffs purport to act on behalf of the Savings Plan and all similarly simulated participants and beneficiaries of the Savings Plan. The complaint asserts that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 by imprudently offering and inadequately monitoring a suite of BlackRock Target Date Funds as a retirement investment option for Genworth employees. Plaintiffs seek

25
9

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

declaratory and injunctive relief, monetary damages, and attorney’s fees. By stipulation entered September 6, 2022, the complaint was dismissed, without prejudice, against the Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Savings Plan. On October 17, 2022, we moved to dismiss the complaint against the sole remaining defendant, Genworth Financial. Plaintiffs filed opposition papers on November 10, 2022, and we filed our reply papers on November 16, 2022. By order dated January 20, 2023, the Court granted plaintiffs’ motion to serve an amended complaint, rendering our initial motion to dismiss moot. On January 20, 2023, plaintiffs filed an amended complaint, and on February 2, 2023, we filed a motion to dismiss the amended complaint. On March 16, 2023, the Court directed plaintiffs to file a second amended complaint and denied as moot our motion to dismiss the amended complaint. Plaintiffs filed the second amended complaint on April 17, 2023. On May 15, 2023, we answered and moved to dismiss the second amended complaint. On September 13, 2023, the Court granted in part and denied in part our motion to dismiss the second amended complaint. Plaintiffs moved for class certification on October 16, 2023, and we filed opposition papers on December 4, 2023. Oral argument on plaintiffs’ class certification motion was heard on February 12, 2024, and we are awaiting the Court’s ruling. On February 20, 2024, we moved for summary judgment dismissing the claims. Trial is scheduled for May 20, 2024. We intend to continue to vigorously defend this action.
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
King v. Genworth Financial, Inc.
;
Anastasio v. Genworth Financial, Inc. et al
;
Hauser v. Genworth Life Insurance Company
;
Smith v. Genworth Financial, Inc.
;
Behrens v. Genworth Life Insurance Company
;
Hale et al v. Genworth Financial, Inc.
;
Burkett, Jr. v. Genworth Life and Annuity Insurance Company
;
Manar v. Genworth Financial, Inc.
;
Kennedy v. Genworth Financial, Inc.
; and
Bailey v. Genworth Financial, Inc
. The actions relate to the data security events involving the MOVEit file transfer system (“MOVEit Cybersecurity Incident”), which PBI Research Services (“PBI”), a third-party vendor, uses in the performance of its services. Our life insurance subsidiaries use PBI to, among other things, satisfy applicable regulatory obligations to search various databases to identify the deaths of insured persons under life insurance policies, and to identify the deaths of long-term care insurance and annuity policies which can impact premium payment obligations and benefit eligibility. Plaintiffs seek to represent various classes and subclasses of Genworth long-term care insurance policyholders and agents whose data was accessed or potentially accessed by the MOVEit Cybersecurity Incident, alleging that Genworth breached its purported duty to safeguard their sensitive data from cybercriminals. The complaints assert claims for, inter alia, negligence, negligence per se, breach of contract, unjust enrichment, and violations of various consumer protection and privacy statutes, and they seek, inter alia, declaratory and injunctive relief, compensatory and punitive damages, restitution, attorneys’ fees and costs. On October 4, 2023, the Joint Panel on Multidistrict Litigation issued an order consolidating all actions relating to the MOVEit Cybersecurity Incident before a single federal judge in the United States District Court for the District of Massachusetts. We intend to vigorously defend these actions.

2
60

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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

(b) Commitments
See note 21 for amounts we were committed to fund related to our investments as of December 31, 2023.
(26) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2023	$(3,407)	$1,200	$(403)	$(10)	$6	$(2,614)
OCI before reclassifications	1,206	(39)	(1,036)	2	4	137
Amounts reclassified from OCI	99	(151)	—	—	2	(50)

Current period OCI	1,305	(190)	(1,036)	2	6	87

Balances as of December 31, 2023 before noncontrolling interests	(2,102)	1,010	(1,439)	(8)	12	(2,527)
Less: change in OCI attributable to noncontrolling interests	28	—	—	—	—	28

Balances as of December 31, 2023	$(2,130)	$1,010	$(1,439)	$(8)	$12	$(2,555)

(1)	See note 6 for additional information.

2
61

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2022	$6,077	$2,025	$(13,918)	$(15)	$(24)	$(5,855)
OCI before reclassifications	(9,628)	(674)	13,515	5	37	3,255
Amounts reclassified from OCI	58	(151)	—	—	(7)	(100)

Current period OCI	(9,570)	(825)	13,515	5	30	3,155

Balances as of December 31, 202 2 before noncontrolling interests	(3,493)	1,200	(403)	(10)	6	(2,700)
Less: change in OCI attributable to noncontrolling interests	(86)	—	—	—	—	(86)

Balances as of December 31, 2022	$(3,407)	$1,200	$(403)	$(10)	$6	$(2,614)

(1)	See note 6 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2021	$7,820	$2,211	$(17,120)	$(19)	$—	$(7,108)
OCI before reclassifications	(1,702)	(45)	3,202	4	148	1,607
Amounts reclassified from OCI	(51)	(141)	—	—	—	(192)

Current period OCI	(1,753)	(186)	3,202	4	148	1,415

Balances as of December 31, 2021 before noncontrolling interests	6,067	2,025	(13,918)	(15)	148	(5,693)
Less: change in OCI attributable to noncontrolling interests	(10)	—	—	—	172	162

Balances as of December 31, 2021	$6,077	$2,025	$(13,918)	$(15)	$(24)	$(5,855)

(1)	See note 6 for additional information.
As of December 31, 2023, 2022 and 2021, the
balan
ces of the change in the discount rate used to measure future policy benefits were net of taxes of $391 million, $110 million and $3,758 million, respectively, and the balances of the change in instrument-specific credit risk of MRBs were net of taxes of $2 million, $2 million and $4 million, respectively. The foreign currency translation and other adjustments balance in the charts above included $30 million, $34 million and $(1) million, respectively, net of taxes of $(7) million, $(8) million and $1 million, respectively, related to a net unrecognized postretirement benefit obligation as of December 31, 2023, 2022 and 2021. The balance also included taxes of $2 million related to foreign currency translation adjustments as of December 31, 2022. Amounts reclassified from foreign currency translation and other adjustments in 2022 related to the after-tax
recognition of actuarial losses in connection with the termination of one of our defined benefit pension plans that was recorded to acquisition and operating expenses, net of deferrals, in our consolidated statements of income. See note 16 for additional information.

2
62

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

The following table shows reclassifications from accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)			Affected line item in the consolidated statements of income
	Years ended December 31,
(Amounts in millions)	2023	2022	2021
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments	$99	$74	$(65)	Net investment (gains) losses
Income taxes	26	(16)	14	Provision for income taxes

Total	$125	$58	$(51)

Derivatives designated as hedges:
Interest rate swaps hedging assets	$(220)	$(225)	$(217)	Net investment income
Interest rate swaps hedging assets	(10)	(9)	(1)	Net investment (gains) losses
Interest rate swaps hedging liabilities	3	3	1	Interest expense
Interest rate swaps hedging liabilities	(1)	—	—	Net investment (gains) losses
Forward bond purchase commitments	(1)	—	—	Net investment (gains) losses
Foreign currency swaps	(2)	—	—	Net investment (gains) losses
Income taxes	80	80	76	Provision for income taxes

Total	$(151)	$(151)	$(141)

(27) Noncontrolling Interests
On September 15, 2021, Enact Holdings, Genworth Financial’s indirect subsidiary, priced the IPO of its common shares. All of the shares were offered by the selling stockholder, Genworth Holdings, Genworth Financial’s wholly owned subsidiary, with the net proceeds from the IPO retained by Genworth Holdings. Genworth Holdings sold 13,310,400 of Enact Holdings’ common shares at an IPO price of $19.00 per common share. In addition to the shares sold in the IPO, 14,655,600 common shares were sold in a concurrent private sale (“Private Sale”) at a price per share of $17.86, which was equal to the IPO price less the underwriting discount per share. Genworth Holdings also granted the underwriters a
30-day
option to purchase up to an additional 1,996,560 common shares (“Over-Allotment Option”) of Enact Holdings at the IPO price less the underwriting discount. On September 16, 2021, the underwriters exercised their option to purchase all 1,996,560 common shares permitted under the terms of the underwriting agreement. The IPO, Private Sale and Over-Allotment Option (collectively the “Offering”) closed on September 20, 2021. Following the completion of the Offering and as of December 31, 2023, we beneficially owned approximately 81.6% of the common shares of Enact Holdings.
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

2
63

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

difference

between the carrying value and the fair value related to the change in ownership is recorded as an adjustment to stockholders’ equity.
A summary of these changes in ownership interests and the effect on stockholders’ equity was as follows for the year ended December 31, 2021:

(Amounts in millions)
Net income available to Genworth Financial, Inc.’s common stockholders	$850
Transfers to noncontrolling interests:
Decrease in Genworth Financial, Inc.’s additional paid-in capital for initial sale of Enact Holdings shares to noncontrolling interests	(167)

Net transfers to noncontrolling interests	(167)

Change from net income available to Genworth Financial, Inc.’s common stockholders and transfers to noncontrolling interests	$683

On November 1, 2022, Enact Holdings announced the approval by its board of directors of a share repurchase program under which Enact Holdings
c
o
u
l
d
repurchase up to $75 million of its outstanding common stock, and it began share repurchases under the program in the fourth quarter of 2022. On August 1, 2023, Enact Holdings announced the authorization of an additional $100 million of common stock repurchases under a new share repurchase program. Pursuant to these programs, Enact Holdings repurchased 3,520,052 shares of its common stock in 2023. As the majority shareholder, Genworth Holdings participated in order to maintain its overall ownership of approximately 81.6% and received $71 million in cash.
Dividends of $39 million, $46 million and $37 million were paid to owners of noncontrolling interests of Enact Holdings in 2023, 2022 and 2021, respectively.

2
64

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

(28) Discontinued Operations
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

26
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

A summary of operating results related to Genworth Australia reported as discontinued operations was as follows for the year ended December 31, 2021:

(Amounts in millions)
Revenues:
Premiums	$51
Net investment income	4
Net investment gains (losses)	(5)

Total revenues	50

Benefits and expenses:
Benefits and other changes in policy reserves	11
Acquisition and operating expenses, net of deferrals	7
Amortization of deferred acquisition costs and intangibles	6
Interest expense	1

Total benefits and expenses	25

Income before income taxes and gain (loss) on sale (1)	25
Provision for income taxes	8

Income before gain (loss) on sale	17
Gain (loss) on sale, net of taxes	—

Income from discontinued operations, net of taxes	17

Less: net income from discontinued operations attributable to noncontrolling interests	8

Income from discontinued operations available to Genworth Financial, Inc.’s common stockholders	$9

(1)	The year ended December 31, 2021 included pre-tax income from discontinued operations available to Genworth Financial, Inc.’s common stockholders of $13 million.
In addition, we recorded an
after-tax
favorable adjustment of $10 million for the year ended December 31, 2021 associated with a refinement to our tax matters agreement liability related to discontinued
operations
.

26
6

Schedule I
Genworth Financial, Inc.
Summary of Investments—Other Than Investments in Related Parties
(Amounts in millions)
As of December 31, 2023, the amortized cost or cost, fair value and carrying value of our invested assets were as follows:

Type of investment	Amortized cost or cost (1)	Fair value	Carrying value
Fixed maturity securities:
Bonds:
U.S. government, agencies and authorities	$3,588	$3,494	$3,494
State and political subdivisions	2,537	2,302	2,302
Non-U.S. government	703	626	626
Public utilities	5,260	4,958	4,958
All other corporate bonds	37,277	35,401	35,401

Total fixed maturity securities	49,365	46,781	46,781
Equity securities	365	396	396
Commercial mortgage loans, net	6,802	xxxxx	6,802
Policy loans	2,220	xxxxx	2,220
Limited partnerships	2,000	xxxxx	2,821
Other invested assets	613	xxxxx	731

Total investments	$61,365	xxxxx	$59,751

(1)
Amortized cost for fixed maturity securities and short-term investments, which are included in other invested assets, represents original cost reduced by repayments and adjusted for amortization of premium or accretion of discount. Cost for equity securities represents original cost, and cost for limited partnerships represents original cost adjusted for distributions. Cost for derivatives, which are included in other invested assets, represents the original cost of the positions.

See Report of Independent Registered Public Accounting Firm

26
7

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Balance Sheets
(Amounts in millions)

	December 31,
	2023	2022
	(As adjusted)
Assets:
Investments in subsidiaries	$7,517	$7,655
Deferred tax asset	3	6
Other assets	3	3

Total assets	$7,523	$7,664

Liabilities and stockholders’ equity
Liabilities:
Other liabilities	$12	$7
Intercompany notes payable	31	26

Total liabilities	43	33

Commitments and contingencies

Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	11,884	11,869
Accumulated other comprehensive income (loss)	(2,555)	(2,614)
Retained earnings	1,213	1,139
Treasury stock, at cost	(3,063)	(2,764)

Total Genworth Financial, Inc.’s stockholders’ equity	7,480	7,631

Total liabilities and stockholders’ equity	$7,523	$7,664

See Notes
to
Schedule II
See Report of Independent Registered Public Accounting Firm

26
8

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Statements of Income
(Amounts in millions)

	Years ended December 31,
	2023	2022	2021
		(As adjusted)	(As adjusted)
Revenues:
Net investment income	$—	$—	$(3)

Total revenues	—	—	(3)

Expenses:
Acquisition and operating expenses, net of deferrals	35	31	25
Interest expense	7	—	(1)

Total expenses	42	31	24

Loss before income taxes and equity in income of subsidiaries	(42)	(31)	(27)
Benefit from income taxes	(4)	(3)	(1)
Equity in income of subsidiaries	114	944	876

Net income available to Genworth Financial, Inc.’s common stockholders	$76	$916	$850

See Notes
to
Schedule II
See Report of Independent Registered Public Accounting Firm

26
9

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Statements of Comprehensive Income
(Amounts in millions)

	Years ended December 31,
	2023	2022	2021
		(As adjusted)	(As adjusted)
Net income available to Genworth Financial, Inc.’s common stockholders	$76	$916	$850
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	1,277	(9,484)	(1,723)
Net unrealized gains (losses) on securities with an allowance for credit losses	—	—	6
Derivatives qualifying as hedges	(190)	(825)	(186)
Change in discount rate used to measure future policy benefits	(1,036)	13,515	3,202
Change in instrument-specific credit risk of market risk benefits	2	5	4
Foreign currency translation and other adjustments	6	30	(24)

Total other comprehensive income	59	3,241	1,279

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$135	$4,157	$2,129

See Notes
to
Schedule II
See Report of Independent Registered Public Accounting Firm

2
70

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Statements of Cash Flows
(Amounts in millions)

	Years ended December 31,
	2023	2022	2021
		(As adjusted)	(As adjusted)
Cash flows from (used by) operating activities:
Net income available to Genworth Financial, Inc.’s common stockholders	$76	$916	$850
Adjustments to reconcile net income available to Genworth Financial, Inc.’s common stockholders to net cash from (used by) operating activities:
Equity in income from subsidiaries	(114)	(944)	(876)
Deferred income taxes	(4)	(6)	—
Long-term incentive compensation expense	34	27	40
Change in certain assets and liabilities:
Accrued investment income and other assets	—	2	(1)
Current tax assets	(1)	2	(5)
Other liabilities	14	15	(13)

Net cash from (used by) operating activities	5	12	(5)

Cash flows used by investing activities:
Capital contributions paid to subsidiaries	(3)	(3)	(2)

Net cash used by investing activities	(3)	(3)	(2)

Cash flows from (used by) financing activities:
Intercompany notes payable, net	307	64	12
Treasury stock acquired in connection with share repurchases	(296)	(64)	—
Other, net	(13)	(9)	(5)

Net cash from (used by) financing activities	(2)	(9)	7

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—

Net change in cash, cash equivalents and restricted cash	—	—	—
Cash, cash equivalents and restricted cash at beginning of year	—	—	—

Cash, cash equivalents and restricted cash at end of year	$—	$—	$—

See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

2
71

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Notes to Schedule II
Years Ended December 31, 2023, 2022 and 2021
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
Genworth Financial is a holding company whose subsidiaries offer mortgage and long-term care insurance products and service life insurance and annuity products.
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
On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial could repurchase u
p to $350 million of its outstanding Class A common stock. On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under the existing share repurchase program. Pursuant to the program, during 2023, Genworth Financial repurchased 51,739,098 shares of its common stock at an average price of $5.70 per share for a total cost of $299 million, including excise taxes and other costs paid in connection with acquiring the shares. The repurchased shares were recorded at cost and presented as treasury stock in a separate caption in equity in the parent company balance sheets. In 2024, Genworth Financial also authorized share repurchases through a
Rule 10b5-1
trading plan under which 4,197,740 shares of its common stock were repurchased through
February 13, 2024
for
approximately
$25 million before excise taxes. Approximately $316 million remained available
under the share repurchase program as of February
13
, 2024. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions or other means, including through Rule
10b5-1
trading plans. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
(2) Accounting Changes
On January 1, 2023, Genworth Financial adopted LDTI, which significantly changed the recognition and measurement of long-duration insurance contracts. This new accounting guidance directly impacted DAC, intangible assets and insurance assets and liabilities of Genworth Financial’s U.S. life insurance subsidiaries. Genworth Financial adopted this new accounting guidance using the modified retrospective transition method for all topics except for MRBs, which was required to be applied using the retrospective transition method. The modified retrospective transition method generally results in applying the guidance to contracts on the basis of existing carrying values as of the Transition Date. The new accounting guidance, for all topics, was applied as of

2
72

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Notes to Schedule II
Years Ended December 31, 2023, 2022 and 2021

the Transition Date with an adjustment to beginning retained earnings and accumulated other comprehensive income (loss). In addition, prior period financial information has been re-presented in accordance with the new accounting standard. As of the Transition Date, Genworth Financial’s total stockholders’ equity decreased by
$
13.7
billion
after-tax,
which included a reduction to retained earnings of $
2.2
billion and a reduction in accumulated other comprehensive income (loss) of $
11.5
 billion. For a discussion of accounting policies related to insurance assets and liabilities associated with long-duration insurance contracts, see note 2 in the consolidated financial statements of Genworth Financial and its subsidiaries.
The following table presents the impacted lines of the parent company balance sheet reflecting the impact of adopting LDTI on January 1, 2023 as of December 31, 2022:

(Amounts in millions)	As originally reported	Effect of adopting LDTI	As adjusted
Assets:
Investments in subsidiaries	$10,008	$(2,353)	$7,655
Total assets	$10,017	$(2,353)	$7,664
Equity:
Accumulated other comprehensive income (loss)	$(2,220)	$(394)	$(2,614)
Retained earnings	$3,098	$(1,959)	$1,139
Total Genworth Financial, Inc.’s stockholders’ equity	$9,984	$(2,353)	$7,631
The following table presents the impacted lines of the parent company statements of income reflecting the impact of adopting LDTI on January 1, 2023 for the years ended December 31:

	2022			2021
(Amounts in millions)	As originally reported	Effect of adopting LDTI	As adjusted	As originally reported	Effect of adopting LDTI	As adjusted
Equity in income of subsidiaries	$637	$307	$944	$930	$(54)	$876
Net income available to Genworth Financial, Inc.’s common stockholders	$609	$307	$916	$904	$(54)	$850
The following table presents the impacted lines of the parent company statements of cash flows reflecting the impact of adopting LDTI on January 1, 2023 for the years ended December 31:

	2022			2021
(Amounts in millions)	As originally reported	Effect of adopting LDTI	As adjusted	As originally reported	Effect of adopting LDTI	As adjusted
Cash flows from (used by) operating activities:
Net income available to Genworth Financial, Inc.’s common stockholders	$609	$307	$916	$904	$(54)	$850
Equity in income from subsidiaries	$(637)	$(307)	$(944)	$(930)	$54	$(876)

2
73

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Notes to Schedule II
Years Ended December 31, 2023, 2022 and 2021

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
(3) Commitments
Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior and subordinated notes and the holders of the senior and subordinated notes, on an unsecured unsubordinated and subordinated basis, respectively, of the full and punctual payment of the principal of, premium, if any, and interest on, and all other amounts payable under, the outstanding senior and subordinated notes and their respective indentures.
(4) Income Taxes
As of December 31, 2023 and 2022, Genworth Financial had a deferred tax asset of $3 million and $6 million, respectively, primarily comprised of share-based compensation. As of December 31, 2023 and 2022, Genworth Financial had a current income tax receivable of $2 million and $
—
, respectively. Net cash paid for taxes was $1 million, $1 million and $4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(5) Supplemental Cash Flow Information
In 2023 and 2022, Genworth Holdings forgave intercompany loans of $302 million and $50 million, respectively, due from Genworth Financial. The extinguishment of the loans between the related parties was treated as non-cash
deemed dividends to Genworth Financial and accordingly had no impact on Genworth Financial’s cash flows for the years ended December 31, 2023 and 2022.

2
74

Schedule III
Genworth Financial, Inc.
Supplemental Insurance Information
(Amounts in millions)

Segment	Deferred Acquisition Costs	Future Policy Benefits	Policyholder Account Balances	Liability for Policy and Contract Claims	Unearned Premiums
December 31, 2023
Enact	$25	$—	$—	$518	$149
Long-Term Care Insurance	879	43,929	—	—	—
Life and Annuities	1,084	13,726	15,540	126	—
Corporate and Other	—	—	—	8	—

Total	$1,988	$57,655	$15,540	$652	$149

December 31, 2022
Enact	$26	$—	$—	$519	$203
Long-Term Care Insurance	935	41,457	—	—	—
Life and Annuities	1,250	13,950	16,564	158	—
Corporate and Other	—	—	—	6	—

Total	$2,211	$55,407	$16,564	$683	$203

See Report of Independent Registered Public Accounting Firm

27
5

Schedule III—Continued
Genworth Financial, Inc.
Supplemental Insurance Information
(Amounts in millions)

Segment	Premium Revenue	Net Investment Income	Interest Credited and Benefits and Other Changes in Policy Reserves (1)	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written
Year ended December 31, 2023
Enact	$957	$208	$27	$7	$268	$904
Long-Term Care Insurance	2,463	1,914	4,123	57	466	2,463
Life and Annuities	207	1,042	1,732	166	228	207
Corporate and Other	9	19	(9)	—	132	8

Total	$3,636	$3,183	$5,873	$230	$1,094	$3,582

Year ended December 31, 2022
Enact	$940	$155	$(94)	$8	$283	$896
Long-Term Care Insurance	2,500	1,900	3,471	60	427	2,500
Life and Annuities	234	1,083	1,151	222	622	234
Corporate and Other	6	8	(11)	—	95	6

Total	$3,680	$3,146	$4,517	$290	$1,427	$3,636

Year ended December 31, 2021
Enact	$975	$141	$125	$9	$287	$914
Long-Term Care Insurance	2,561	2,027	3,876	63	464	2,561
Life and Annuities	(136)	1,195	1,333	265	259	(137)
Corporate and Other	6	7	(6)	—	195	7

Total	$3,406	$3,370	$5,328	$337	$1,205	$3,345

(1)
Interest credited and benefits and other changes in policy reserves includes changes in policy reserves resulting from liability remeasurement (gains) losses and excludes changes in fair value of market risk benefits and associated hedges of $(12) million, $(104) million and $(160) million for the years ended December 31, 2023, 2022 and 2021, respectively.

See Report of Independent Registered Public Accounting Firm

27
6

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2023, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
(Principal Financial Officer)
February 29, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Genworth Financial, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Genworth Financial, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Richmond, Virginia
February 29, 2024

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2023
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2023,
no
directors or officers of Genworth adopted or terminated any contract, instruction or written plan for the purchase or sale of Genworth’s securities intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
(a “Rule
10b5-1
trading arrangement”) or any
“non-Rule
10b5-1
trading arrangement” as defined under the securities laws.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

2
80

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth certain information concerning our executive officers:

Name	Age	Positions
Thomas J. McInerney	67	President and Chief Executive Officer
Jerome T. Upton	60	Executive Vice President and Chief Financial Officer
Jamala M. Arland	42	Executive Vice President—U.S. Life Insurance
Rohit Gupta	49	President and Chief Executive Officer, Enact
Melissa Hagerman	56	Executive Vice President and Chief Human Resources Officer
Mark Blakeley Hodges	44	Executive Vice President and Chief Risk Officer
Gregory S. Karawan	59	Executive Vice President and General Counsel
Kelly Saltzgaber	59	Executive Vice President and Chief Investment Officer
Andrea Lynn White	58	Executive Vice President—CareScout Insurance
G. Kent Conrad	75	Director, member of Nominating and Corporate Governance and Risk Committees
Karen E. Dyson	64	Director, member of Audit and Management Development and Compensation Committees
Jill R. Goodman	57	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees
Melina E. Higgins	56	Non-Executive Chair of the Board, member of Audit and Management Development and Compensation Committees
Howard D. Mills, III	59	Director, member of Nominating and Corporate Governance and Risk Committees
Robert P. Restrepo Jr.	73	Director, member of Audit and Management Development and Compensation Committees
Elaine A. Sarsynski	68	Director, member of Audit and Risk Committees
Ramsey D. Smith	56	Director, member of Nominating and Corporate Governance and Risk Committees
Executive Officers and Directors
The following sets forth certain biographical information with respect to our executive officers and directors listed above.
Thomas J. McInerney
has been our President and Chief Executive Officer and a director since January 2013. Before joining our Company, Mr. McInerney had served as a Senior Advisor to the Boston Consulting Group from June 2011 to December 2012, providing consulting and advisory services to leading insurance and financial services companies in the United States and Canada. From October 2009 to December 2010, Mr. McInerney was a member of ING Groep’s Management Board for Insurance, where he was the Chief Operating Officer of ING’s insurance and investment management business worldwide. Prior to that, he served in a variety of senior roles with ING Groep NV after serving in many leadership positions with Aetna, where he began his career as an insurance underwriter in June 1978. Mr. McInerney has served as a director of Enact Holdings, a majority owned subsidiary of Genworth Financial, since its IPO in September 2021. He is also on the boards of United Way Worldwide, Virginia Learns, Global Research Institute at the College of William & Mary and Virginia Ready, where he serves as Chair of the Board. Mr. McInerney is a member of the American Council of Life Insurers and serves, and has served, on its CEO Steering Committees and Board. Mr. McInerney received a B.A. in Economics with Honors from Colgate University and an M.B.A. from the Tuck School of Business at Dartmouth College.

2
81

Jerome T. Upton
has been our Executive Vice President and Chief Financial Officer (“CFO”) since March 1, 2023 and is designated as the Company’s Principal Financial Officer. Prior to that, he served as our Senior Vice President, Deputy CFO and Controller from April 2022 to March 2023. From June 2010 to April 2022, Mr. Upton served as Vice President of the Company (during which time he also served as Deputy CFO from August 2020 to April 2022, as interim CFO of the Company’s U.S. Life Insurance business from August 2019 to August 2020, as the Chief Financial and Operations Officer of the Company’s Global Mortgage Insurance businesses from May 2012 to August 2019, and Senior Vice President and Chief Operating Officer of the international mortgage insurance businesses of the Company from June 2010 to May 2012). Prior to joining the Company’s predecessor in 1998, Mr. Upton was with KPMG Peat Marwick, where he served in accounting positions of increasing authority before attaining the position of Senior Manager – Insurance. Prior thereto, Mr. Upton was the Controller and Director of Financial Reporting for Century American Insurance Company and obtained the status of Certified Public Accountant. Mr. Upton received a Bachelor of Science Degree in Accounting from the University of North Carolina at Pembroke.
Jamala M. Arland
has been our Executive Vice President—U.S. Life Insurance since January 2024. Prior to that, she served as Senior Vice President—Long-Term Care Insurance In-Force since May 2022 with oversight responsibilities of the Company’s in-force long-term care insurance products. From January 2019 through May 2022, she served as a Vice President in Long-Term Care In-Force leading the execution of the Company’s multi-year rate action plan. Ms. Arland joined the Company in May 2005 and has held various actuarial roles at the Company in life valuation and annuity product development. She is the industry representative to the California Long-Term Care Taskforce, as appointed by the state Senate Rules Committee. Ms. Arland is a Fellow in the Society of Actuaries, a member of the American Academy of Actuaries (“AAA”), previously serving as chair of the AAA LTC Reform Subcommittee, and is a charterholder in the CFA Institute. Ms. Arland received a Bachelor of Mathematics (Actuarial Science and Statistics) degree from the University of Waterloo.
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

2
82

Ms. Hagerman received a B.S. in Human Resources Management from the University of Richmond and graduated from the Tuck Global Leadership Program through Dartmouth College in 2019.
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
Kelly Saltzgaber
has been our Executive Vice President and Chief Investment Officer since March 1, 2023. She previously served as the Head of the Portfolio Management team from January 2018 to March 2023, having been Interim Head since mid-2017 after moving to Portfolio Management in November 2016, and as a Senior Credit Trader from 2013 to 2016. Prior to joining the Company in 2013, Ms. Saltzgaber had 27 years of combined experience in Institutional Credit Sales at Goldman Sachs, Barclays and Cambridge International and as an analyst in the Asset-Backed Securities group at Merrill Lynch. Ms. Saltzgaber received a B.A. in Economics Modified with Mathematics from Dartmouth College and an M.B.A. in Finance from New York University’s Stern School of Business.
Andrea Lynn White
has been our Executive Vice President—CareScout Insurance since October 1, 2023. She previously served as Executive Vice President—Government Relations from May 2022 to September 2023, while maintaining her title of Chief of Staff, a role to which she was appointed in December 2017. Ms. White served as our Senior Vice President—Government Relations from May 2021 to May 2022. In addition, Ms. White held positions in the Company’s Government Relations department from July 2015 to December 2017 and served as the Company’s Corporate Ombudsperson, with responsibility of implementing the Company’s code of ethics programs, from May 2005 to July 2015. From February 2001 to May 2005, Ms. White served in various capacities within the Company and/or its predecessor, including roles in the Human Resources department. Prior to joining the Company, Ms. White held various roles at Aetna Life Insurance and was an Associate with the law firm of LeClair Ryan. Ms. White received a B.BA., summa cum laude, in Finance from Howard University and a J.D. from the University of Virginia.
G. Kent Conrad
has served as a member of our board of directors since March 2013. Sen. Conrad served as a U.S. Senator representing the State of North Dakota from January 1987 to January 2013. He served as Chairman or Ranking Member of the Senate Budget Committee for 12 years. Prior to serving in the U.S. Senate, Sen. Conrad served as the Tax Commissioner for the State of North Dakota from 1981 to 1986 and as Assistant Tax Commissioner from 1974 to 1980. Sen. Conrad currently serves as a Strategic Advisor to Molina Healthcare, as co-chair of the Economic Advisory Committee for American Edge, as a member of the board of directors of the Committee for a Responsible Federal Budget, as a Senior Fellow for The Bipartisan Policy Center and as an advisor to the CEO of the Baltimore Orioles. Sen. Conrad received an A.B. in Political Science from Stanford University and an M.B.A. from George Washington University.
Karen E. Dyson
has served as a member of our board of directors since December 2020. Lt. Gen. Dyson was the first female finance officer to achieve three-star general officer rank in August 2014. She retired as

2
83

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
Melina E. Higgins
has served as a member of our board of directors since September 2013 and Non-Executive Chair of the Board since May 2021. Ms. Higgins retired in 2010 from a nearly 20-year career at The Goldman Sachs Group Inc., where she served as a Managing Director from 2001 and a Partner from 2002. During her tenure at Goldman Sachs, Ms. Higgins served as Head of the Americas for Private Debt and Co-Chairperson of the Investment Advisory Committee for the GS Mezzanine Partners funds. She also served as a member of the Investment Committee for the Principal Investment Area, which oversaw and approved global private equity and private debt investments. Goldman’s Principal Investment Area was one of the largest alternative asset managers in the world. Ms. Higgins has served as a director of Viatris Inc. since November 2020 (serving as chair of the board, executive committee chair and finance committee chair). She previously served on the boards of Mylan N.V. from February 2013 to November 2020 and NextGen Acquisition Corp. II from March 2021 to December 2021. Ms. Higgins has also served as Non- Executive Chair of the board of Antares Midco, Inc. since January 2016 and is a member of the Women’s Leadership Board of Harvard University’s John F. Kennedy School of Government. Ms. Higgins received a B.A. in Economics and Spanish from Colgate University and an M.B.A. from Harvard Business School.
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

2
84

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
Robert P. Restrepo Jr.
has served as a member of our board of directors since December 2016. Mr. Restrepo retired from State Auto Financial Corporation in 2015, having served as its Chairman from 2006 to December 2015 and as its President and Chief Executive Officer from 2006 to May 2015. Mr. Restrepo has over 40 years of insurance industry experience, having held executive roles at Main Street America Group, Hanover Insurance Group Inc. (formerly Allmerica Financial Corp), Travelers and Aetna. Mr. Restrepo has served as a director of RLI Corp., a property and casualty insurance company, since July 2016 (serving as chair of the nominating/governance committee and as a member of the finance and investment committee) and of Enact Holdings, a majority-owned subsidiary of Genworth Financial, since its IPO in September 2021 (serving as a member of the audit and nominating and corporate governance committees). Mr. Restrepo also currently serves on the board of directors of The Larry H. Miller Group of Companies. He also previously served as a director of Majesco, a provider of insurance software and consulting services, from August 2015 to September 2020. Mr. Restrepo received a B.A. in English from Yale University. Mr. Restrepo is NACD Directorship Certified and has obtained the Professional Director – Public Company credential from the American College of Corporate Directors.
Elaine A. Sarsynski
has served as a member of our board of directors since March 2022. Ms. Sarsynski was Chairwoman, Chief Executive Officer and President of MassMutual International, an insurance company, until her retirement in 2017. She joined Mass Mutual Life Insurance Company in 2005 as Managing Director at Babson Capital Management LLC, a MassMutual subsidiary. She became Executive Vice President, Chief Administrative Officer, Chief Executive Officer and President of MassMutual International in 2006 and Executive Vice President, member of the Office of the Chief Executive Officer and President of MassMutual Retirement Services, as well as Chairwoman of MassMutual International, in 2008. Prior to joining Babson Capital, she served two elected terms as First Selectman for the town of Suffield, Connecticut. In 1998, she founded Sun Consulting Group LLC, offering consulting services to the real estate industry. Ms. Sarsynski previously spent 17 years at Aetna, where she held multiple senior management positions overseeing segments of the company’s Investments Division and leading the Corporate Finance Department. She currently serves on the board of directors of TI Fluid Systems PLC, Horizon Technology Finance Corporation and Horace Mann Educators Corporation. Ms. Sarsynski previously served on the board of directors of AXA S.A. from 2018 to 2021. Ms. Sarsynski received a B.A. from Smith College and an M.B.A. from Columbia University.
Ramsey D. Smith
has served as a member of our board of directors since March 2021. Mr. Smith is the founder and CEO of ALEX.fyi, a retirement solutions company, and is a founding partner of ALEXIncome, a retirement consulting company. Before founding ALEX.fyi in 2016, Mr. Smith spent over two decades at Goldman Sachs, most recently as Managing Director, Equity Derivative Sales, Head of Insurance. Mr. Smith built out the Life Insurance business at Goldman Sachs from 2007 to 2016. Prior to his tenure at Goldman Sachs, Mr. Smith worked as an analyst at Credit Suisse from 1990 to 1993. Mr. Smith is active in philanthropic activities, including serving on the Board of Sponsors for Educational Opportunity. Mr. Smith received an A.B. degree in Romance Languages and Literature from Princeton University and an M.B.A. from Harvard Business School.
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

28
5

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

Report of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule I—Summary of Investments—Other Than Investments in Related Parties

Schedule II—Financial Statements of Genworth Financial, Inc. (Parent Only)

Schedule III—Supplemental Insurance Information

3. Exhibits

Number	Description

2.1	Agreement and Plan of Merger, dated as of April 1, 2013, among Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Sub XLVI, Inc. (renamed Genworth Financial, Inc.) and Sub XLII, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 1, 2013)

3.1	Amended and Restated Certificate of Incorporation of Genworth Financial, Inc., dated as of April 1, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 1, 2013)

3.2	Amended and Restated Bylaws of Genworth Financial, Inc., dated as of October 19, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 21, 2022)

4.1	Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

4.2	Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 14, 2006)

4.3	First Supplemental Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 14, 2006)

4.4	Second Supplemental Indenture, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 1, 2013)

4.5	Third Supplemental Indenture, dated as of March 18, 2016, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 22, 2016)

4.6	Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York (successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.7	Supplemental Indenture No. 1, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York (successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.8	Supplemental Indenture No. 9, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2013)

4.9	Supplemental Indenture No. 12, dated as of March 18, 2016, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and JPMorgan Chase Bank, N.A. (succeeded by The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 22, 2016)

Number	Description

4.10	Supplemental Indenture No. 13, dated as of October 3, 2018, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and JPMorgan Chase Bank, N.A. (succeeded by The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 4, 2018)

4.11	Description of Registrant’s Capital Stock (incorporated by reference to Exhibit 4.15 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.1	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (No. 333-112009) (the “Registration Statement”))

10.1.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.2	Coinsurance Agreement, dated as of April 15, 2004, by and between Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Registration Statement)

10.2.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.7.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.3	Coinsurance Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.13 to the Registration Statement)

10.3.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.4	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Registration Statement)

10.4.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.9.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.4.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.5	Coinsurance Agreement, dated as of April 15, 2004, by and between American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.15 to the Registration Statement)

10.5.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.5.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.12.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.6	Coinsurance Agreement, dated as of April 15, 2004, between First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.54 to the Registration Statement)

Number	Description

10.6.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.7	Retrocession Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.16 to the Registration Statement)

10.7.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.12.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.8	Retrocession Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.17 to the Registration Statement)

10.8.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.13.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.8.2	Third Amendment to Retrocession Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.9	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.18 to the Registration Statement)

10.9.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.9.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.10	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.19 to the Registration Statement)

10.10.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.10.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.10.3	Third Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.16.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.11	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.48 to the Registration Statement)

10.12	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.51 to the Registration Statement)

10.13	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.53 to the Registration Statement)

Number	Description

10.14	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Insurance Company, American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.49 to the Registration Statement)

10.15	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.50 to the Registration Statement)

10.16	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and The Bank of New York (incorporated by reference to Exhibit 10.52 to the Registration Statement)

10.17	Trust Agreement, dated as of December 1, 2009, among Union Fidelity Life Insurance Company, Genworth Life Insurance Company of New York and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.18	Capital Maintenance Agreement, dated as of January 1, 2004, by and between Union Fidelity Life Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.21 to the Registration Statement)

10.18.1	Amendment No. 1 to Capital Maintenance Agreement, dated as of December 1, 2013, by and between General Electric Capital Corporation and Union Fidelity Life Insurance Company (received by Genworth Financial, Inc. with all required signatures for effectiveness from General Electric Capital Corporation and Union Fidelity Life Insurance Company in February 2015) (incorporated by reference to Exhibit 10.27.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014

10.19	Replacement Capital Covenant, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2006)

10.19.1	Amendment No. 1 to Replacement Capital Covenant, dated as of October 18, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 19, 2023)

10.20	Assignment and Assumption Agreement, dated as of April 1, 2013, between Genworth Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2013)

10.21§	2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registration Statement)

10.21.1§	First Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.21.2§	Second Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2009)

10.22§	2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2012)

10.22.1§	First Amendment to the 2012 Genworth Financial, Inc. Omnibus Incentive Plan, dated as of December 12, 2017 (incorporated by reference to Exhibit 10.34.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017)

Number	Description

10.22.2§	Form of Deferred Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the period ended June 30, 2012)

10.22.3§	Form of Stock Appreciation Rights with a Maximum Share Value—Executive Officer Retention Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 1, 2012)

10.22.4§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015)

10.23§	Amendment to Stock Options and Stock Appreciation Rights under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan and the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the period ended June 30, 2013)

10.24§	Policy Regarding Personal Use of Non-Commercial Aircraft by Executive Officers (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed on July 21, 2006)

10.25§	Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 6, 2005)

10.25.1§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.25.2§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.38.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.26§	Amendment to Stock Options and Stock Appreciation Rights under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan and the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015)

10.27§	Amended and Restated Genworth Financial, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.28§	Amended and Restated Genworth Financial, Inc. Retirement and Savings Restoration Plan (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.29§	Amended and Restated Genworth Financial, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.30§	2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly report filed on Form 10-Q for the period ended June 30, 2019)

10.30.1§	Form of Restricted Stock Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly report filed on Form 10-Q for the period ended June 30, 2019)

10.30.2§	Form of Cash-Based Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly report filed on Form 10-Q for the period ended June 30, 2019)

10.31§	Amended and Restated Genworth Financial, Inc. Leadership Life Insurance Plan (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

Number	Description

10.32§	2021 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2021)

10.33§	Amended and Restated Genworth Financial, Inc. 2014 Change of Control Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2022)

10.34§	Amended and Restated Genworth Financial, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2022)

10.35§	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2021)

10.36§	Transition, Severance & Release Agreement, dated February 22, 2023, between Genworth Financial, Inc. and Daniel Sheehan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2023)

10.37§	Form of 2023-2025 Restricted Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2023)

10.38§	Form of 2023-2025 Performance Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended March 31, 2023)

10.39§	Form of 2023 Director Restricted Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2023)

10.40§	Genworth Financial, Inc. Split-Dollar Leadership Life Insurance Plan (filed herewith)

10.41§	Amended and Restated Indemnification Agreement, dated as of February 26, 2024, by and between Genworth Financial, Inc. and Rohit Gupta (filed herewith)

21	Subsidiaries of the registrant (filed herewith)

23	Consent of KPMG LLP (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Thomas J. McInerney (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Jerome T. Upton (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Jerome T. Upton (filed herewith)

97	Genworth Financial, Inc. Incentive-Based Compensation Recovery Policy (filed herewith )

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Number	Description

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL

§	Management contract or compensatory plan or arrangement.
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
Dated: February 29, 2024

GENWORTH FINANCIAL, INC.

By:	/s/ Thomas J. McInerney
Name:	Thomas J. McInerney
Title:	President and Chief Executive Officer; Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Dated: February 29, 2024

/s/ Thomas J. McInerney Thomas J. McInerney	President and Chief Executive Officer; Director (Principal Executive Officer)

/s/ Jerome T. Upton Jerome T. Upton	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Darren W. Woodell Darren W. Woodell	Vice President and Controller (Principal Accounting Officer)

* G. Kent Conrad	Director

* Karen E. Dyson	Director

* Jill R. Goodman	Director

* Howard D. Mills, III	Director

* Robert P. Restrepo Jr.	Director

* Elaine A. Sarsynski	Director

* Ramsey D. Smith	Director

* Melina E. Higgins	Director

**By	/s/ Thomas J. McInerney
Thomas J. McInerney Attorney-in-Fact

295