Form 10-Q
period 2024-03-31
GENWORTH FINANCIAL INC
filed 2024-05-03
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number 001-32195

GENWORTH FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0873306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11011 West Broad Street Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)
(804) 281-6000
(Registrant’s telephone number, including area code)

6620 West Broad Street, Richmond, Virginia 23230
(Former name, former address and former fiscal year, if changed since last report)

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

26
, 2024, 437,721,371 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value and share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $49,281 and $49,365, respectively, and allowance for credit losses of $7 as of March 31, 2024 and December 31, 2023)	$46,065	$46,781
Equity securities, at fair value	427	396
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4 as of March 31, 2024 and December 31, 2023)	6,748	6,829
Less: Allowance for credit losses	(29)	(27)

Commercial mortgage loans, net	6,719	6,802
Policy loans	2,219	2,220
Limited partnerships	2,949	2,821
Other invested assets	683	731

Total investments	59,062	59,751
Cash, cash equivalents and restricted cash	1,952	2,215
Accrued investment income	707	647
Deferred acquisition costs	1,934	1,988
Intangible assets	197	198
Reinsurance recoverable	18,315	19,054
Less: Allowance for credit losses	(27)	(29)

Reinsurance recoverable, net	18,288	19,025
Other assets	516	489
Deferred tax asset	1,839	1,952
Market risk benefit assets	52	43
Separate account assets	4,645	4,509

Total assets	$89,192	$90,817

Liabilities and equity
Liabilities:
Future policy benefits	$55,545	$57,655
Policyholder account balances	15,315	15,540
Market risk benefit liabilities	528	625
Liability for policy and contract claims	673	652
Unearned premiums	139	149
Other liabilities	1,889	1,768
Long-term borrowings	1,579	1,584
Separate account liabilities	4,645	4,509

Total liabilities	80,313	82,482

Commitments and contingencies (Note 16)
Equity:
Class A common stock, $0.001 par value; 1,500,000,000 shares authorized; 606,168,754 and 603,151,611 shares issued as of March 31, 2024 and December 31, 2023, respectively; 439,599,677 and 446,823,204 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	11,873	11,884
Accumulated other comprehensive income (loss)	(2,094)	(2,555)
Retained earnings	1,352	1,213
Treasury stock, at cost (166,569,077 and 156,328,407 shares as of March 31, 2024 and December 31, 2023, respectively)	(3,126)	(3,063)

Total Genworth Financial, Inc.’s stockholders’ equity	8,006	7,480
Noncontrolling interests	873	855

Total equity	8,879	8,335

Total liabilities and equity	$89,192	$90,817

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2024	2023
Revenues:
Premiums	$875	$915
Net investment income	782	787
Net investment gains (losses)	49	(11)
Policy fees and other income	158	163

Total revenues	1,864	1,854

Benefits and expenses:
Benefits and other changes in policy reserves	1,203	1,176
Liability remeasurement (gains) losses	(8)	(15)
Changes in fair value of market risk benefits and associated hedges	(23)	17
Interest credited	125	126
Acquisition and operating expenses, net of deferrals	236	240
Amortization of deferred acquisition costs and intangibles	65	72
Interest expense	30	29

Total benefits and expenses	1,628	1,645

Income from continuing operations before income taxes	236	209
Provision for income taxes	66	55

Income from continuing operations	170	154
Loss from discontinued operations, net of taxes	(1)	—

Net income	169	154
Less: net income attributable to noncontrolling interests	30	32

Net income available to Genworth Financial, Inc.’s common stockholders	$139	$122

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.32	$0.25

Diluted	$0.31	$0.24

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.31	$0.25

Diluted	$0.31	$0.24

Weighted-average common shares outstanding:
Basic	443.0	492.3

Diluted	450.3	500.1

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three months ended March 31,
	2024	2023
Net income	$169	$154
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(486)	925
Net unrealized gains (losses) on securities with an allowance for credit losses	—	(6)
Derivatives qualifying as hedges	(161)	74
Change in the discount rate used to measure future policy benefits	1,105	(1,225)
Change in instrument-specific credit risk of market risk benefits	2	1
Foreign currency translation and other adjustments	—	4

Total other comprehensive income (loss)	460	(227)

Total comprehensive income (loss)	629	(73)
Less: comprehensive income attributable to noncontrolling interests	29	44

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$600	$(117)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)
(Unaudited)

	Three months ended March 31, 2024
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2023	$1	$11,884	$(2,555)	$1,213	$(3,063)	$7,480	$855	$8,335
Repurchase of subsidiary shares	—	—	—	—	—	—	(9)	(9)
Comprehensive income (loss):
Net income	—	—	—	139	—	139	30	169
Other comprehensive income (loss), net of taxes	—	—	461	—	—	461	(1)	460

Total comprehensive income						600	29	629
Treasury stock acquired in connection with share repurchases	—	—	—	—	(63)	(63)	—	(63)
Dividends to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Stock-based compensation expense and exercises and other	—	(11)	—	—	—	(11)	3	(8)

Balances as of March 31, 2024	$1	$11,873	$(2,094)	$1,352	$(3,126)	$8,006	$873	$8,879

	Three months ended March 31, 2023
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2022	$1	$11,869	$(2,614)	$1,139	$(2,764)	$7,631	$755	$8,386
Repurchase of subsidiary shares	—	—	—	—	—	—	(4)	(4)
Comprehensive income (loss):
Net income	—	—	—	122	—	122	32	154
Other comprehensive income (loss), net of taxes	—	—	(239)	—	—	(239)	12	(227)

Total comprehensive income (loss)						(117)	44	(73)
Treasury stock acquired in connection with share repurchases	—	—	—	—	(69)	(69)	—	(69)
Dividends to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Stock-based compensation expense and exercises and other	—	(6)	—	—	—	(6)	2	(4)

Balances as of March 31, 2023	$1	$11,863	$(2,853)	$1,261	$(2,833)	$7,439	$793	$8,232

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from (used by) operating activities:
Net income	$169	$154
Less loss from discontinued operations, net of taxes	1	—
Adjustments to reconcile net income to net cash from (used by) operating activities:
Amortization of fixed maturity securities discounts and premiums	(23)	(25)
Net investment (gains) losses	(49)	11
Changes in fair value of market risk benefits and associated hedges	(23)	17
Charges assessed to policyholders	(139)	(144)
Amortization of deferred acquisition costs and intangibles	65	72
Deferred income taxes	(1)	53
Derivative instruments, limited partnerships and other	(138)	(84)
Long-term incentive compensation expense	14	15
Change in certain assets and liabilities:
Accrued investment income and other assets	(68)	(73)
Insurance reserves	140	191
Current tax liabilities	67	2
Other liabilities, policy and contract claims and other policy-related balances	(122)	(171)
Cash used by operating activities—discontinued operations	—	(1)

Net cash from (used by) operating activities	(107)	17

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	649	613
Commercial mortgage loans	127	154
Limited partnerships and other invested assets	59	31
Proceeds from sales of investments:
Fixed maturity and equity securities	635	441
Purchases and originations of investments:
Fixed maturity and equity securities	(1,157)	(685)
Commercial mortgage loans	(45)	(37)
Limited partnerships and other invested assets	(125)	(164)
Short-term investments, net	17	1
Policy loans, net	—	10
Other	(17)	—

Net cash from investing activities	143	364

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	133	148
Withdrawals from universal life and investment contracts	(317)	(491)
Repayment and repurchase of long-term debt	(6)	(11)
Repurchase of subsidiary shares	(9)	(4)
Treasury stock acquired in connection with share repurchases	(63)	(68)
Dividends paid to noncontrolling interests	(5)	(4)
Other, net	(32)	2

Net cash used by financing activities	(299)	(428)

Net change in cash, cash equivalents and restricted cash	(263)	(47)
Cash, cash equivalents and restricted cash at beginning of period	2,215	1,799

Cash, cash equivalents and restricted cash at end of period	$1,952	$1,752

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Business and Basis of Presentation
Genworth Holdings, Inc. (“Genworth Holdings”) (formerly known as Genworth Financial, Inc.) was incorporated in Delaware in 2003 in preparation for an initial public offering of its common stock, which was completed on May 28, 2004. On April 1, 2013, Genworth Holdings completed a holding company reorganization pursuant to which Genworth Holdings became a direct, 100% owned subsidiary of a new public holding company that it had formed. The new public holding company was incorporated in Delaware on December 5, 2012, in connection with the reorganization, and was renamed Genworth Financial, Inc. (“Genworth Financial”) upon the completion of the reorganization.
The accompanying unaudited condensed financial statements include on a consolidated basis the accounts of Genworth Financial and its affiliate companies in which it holds a majority voting interest or power to direct activities of certain variable interest entities, which on a consolidated basis is referred to as “Genworth,” the “Company,” “we,” “us” or “our” unless the context otherwise requires. All intercompany accounts and transactions have been eliminated in consolidation. References to “Genworth Financial” refer solely to Genworth Financial, Inc., and not to any of its consolidated subsidiaries.
We operate our business through the following three operating segments:

•
Enact
. Enact Holdings, Inc. (“Enact Holdings”) comprises our Enact segment. Through Enact Holdings’ mortgage insurance subsidiaries, we offer private mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans at specified coverage percentages (“primary mortgage insurance”). Enact Holdings also selectively enters into insurance transactions with lenders and investors, under which it insures a portfolio of loans at or after origination (“pool mortgage insurance”).

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

In addition to our three operating segments, we also have Corporate and Other, which includes debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are reported outside of our operating segments, such as certain international businesses and start-up results of our CareScout business related to our senior care growth initiatives.
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2023 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.
On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under the existing share repurchase program that began in May 2022. Pursuant to the program, during the three months ended March 31, 2024, Genworth Financial repurchased 10,240,670 shares of its common stock at an average price of $6.17 per share for a total cost of $63 million, including excise taxes and other costs paid in connection with acquiring the shares. The repurchased shares were recorded at cost and presented as treasury stock in a separate caption in equity in our condensed consolidated balance sheets. Genworth Financial also authorized repurchases under the share repurchase program through a Rule 10b5-1 trading plan under which 1,933,444 shares of its common stock were repurchased in April 2024 at an average price of $6.21 per share for a total of $12 million, leaving approximately $266 million remaining authorization under the share repurchase program as of April 30, 2024. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
(2) Accounting Changes
Accounting Pronouncements Recently Adopted
On January 1, 2024, we adopted new accounting guidance issued by the Financial Accounting Standards Board (the “FASB”) related to the fair value measurement of equity securities subject to contractual sale restrictions. The guidance clarifies existing fair value guidance on measuring the fair value of an equity security subject to contractual sale restrictions and adds new disclosures related to these securities. We adopted this guidance using the prospective method, which did not have any impact on our condensed consolidated financial statements and disclosures.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued new accounting guidance to improve income tax disclosures. The guidance requires annual disclosure of specific categories in the income tax rate reconciliation, separate disclosure of additional information related to reconciling items that meet a quantitative threshold and additional disclosures about income taxes paid, among other qualitative and quantitative disclosure improvements. This guidance is effective for us for annual reporting periods beginning on January 1, 2025 using the prospective method, with early adoption permitted, which we do not intend to elect. We are currently evaluating the impact the guidance may have on our processes, controls and disclosures.
In November 2023, the FASB issued new accounting guidance to improve segment reporting. The guidance requires annual and interim disclosure of significant segment expenses regularly provided to the Chief Operating Decision Maker (“CODM”) and other segment items. The guidance also requires disclosures about a segment’s profit or loss and assets, currently only required annually, to be disclosed on an interim basis. Under the new

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

accounting guidance, public entities may disclose multiple measures of a segment’s profit or loss, as long as all disclosed measures are used by the CODM for purposes of assessing performance and allocating resources and at least one of the reported measures is that which management believes to be most consistent with U.S. GAAP measurement principles. This guidance is effective for us for annual reporting periods beginning on January 1, 2024 and interim reporting periods beginning on January 1, 2025 using the retrospective method, with early adoption permitted, which we do not intend to elect. We are currently evaluating the impact the guidance may have on our processes and disclosures.
(3) Earnings Per Share
Basic and diluted earnings per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2024	2023
Weighted-average common shares used in basic earnings per share calculations	443.0	492.3
Potentially dilutive securities:
Performance stock units, restricted stock units and other equity-based awards	7.3	7.8

Weighted-average common shares used in diluted earnings per share calculations	450.3	500.1

Income from continuing operations:
Income from continuing operations	$170	$154
Less: net income from continuing operations attributable to noncontrolling interests	30	32

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$140	$122

Basic per share	$0.32	$0.25

Diluted per share	$0.31	$0.24

Loss from discontinued operations:
Loss from discontinued operations, net of taxes	$(1)	$—

Basic per share	$—	$—

Diluted per share	$—	$—

Net income:
Income from continuing operations	$170	$154
Loss from discontinued operations, net of taxes	(1)	—

Net income	169	154
Less: net income attributable to noncontrolling interests	30	32

Net income available to Genworth Financial, Inc.’s common stockholders	$139	$122

Basic per share (1)	$0.31	$0.25

Diluted per share	$0.31	$0.24

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2024	2023

Fixed maturity securities—taxable	$554	$561
Fixed maturity securities—non-taxable	1	1
Equity securities	2	2
Commercial mortgage loans	75	76
Policy loans	58	55
Limited partnerships	20	28
Other invested assets	68	68
Cash, cash equivalents, restricted cash and short-term investments	27	18

Gross investment income before expenses and fees	805	809
Expenses and fees	(23)	(22)

Net investment income	$782	$787

(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2024	2023

Realized investment gains (losses):

Available-for-sale fixed maturity securities:
Realized gains	$7	$3
Realized losses	(29)	(19)

Net realized gains (losses) on available-for-sale fixed maturity securities	(22)	(16)
Net realized gains (losses) on equity securities sold	—	—

Total net realized investment gains (losses)	(22)	(16)

Net change in allowance for credit losses on available-for-sale fixed maturity securities	—	(15)
Net unrealized gains (losses) on equity securities still held	32	11
Net unrealized gains (losses) on limited partnerships	43	—
Commercial mortgage loans	(2)	(2)
Derivative instruments (1)	1	12
Other	(3)	(1)

Net investment gains (losses)	$49	$(11)

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

See Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale fixed maturity securities. The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity securities as of and for the three months ended March 31, 2024:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance

Fixed maturity securities:
Commercial mortgage-backed	$7	$—	$—	$—	$—	$—	$—	$7

Total available-for-sale fixed maturity securities	$7	$—	$—	$—	$—	$—	$—	$7

The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity securities as of and for the three months ended March 31, 2023:

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	March 31, 2024	December 31, 2023

Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses	$(3,209)	$(2,577)
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses	—	—
Adjustments to policyholder contract balances	66	52
Income taxes, net	484	352

Net unrealized investment gains (losses)	(2,659)	(2,173)
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	(44)	(43)

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(2,615)	$(2,130)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the three months ended March 31:

(Amounts in millions)	2024	2023

Beginning balance	$(2,130)	$(3,407)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	(654)	1,170
Adjustments to policyholder contract balances (1)	14	(19)
Provision for income taxes	137	(245)

Change in unrealized gains (losses) on investment securities	(503)	906
Reclassification adjustments to net investment (gains) losses, net of taxes of $(5) and $(3)	17	13

Change in net unrealized investment gains (losses)	(486)	919
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(1)	12

Ending balance	$(2,615)	$(2,500)

(1)	See note 10 for additional information.
Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d) Fixed Maturity Securities
As of March 31, 2024, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value

Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,648	$67	$(255)	$—	$3,460
State and political subdivisions	2,517	16	(267)	—	2,266
Non-U.S. government	701	13	(101)	—	613
U.S. corporate:
Utilities	4,609	68	(400)	—	4,277
Energy	2,468	55	(153)	—	2,370
Finance and insurance	7,776	76	(685)	—	7,167
Consumer—non-cyclical	4,740	90	(324)	—	4,506
Technology and communications	3,062	58	(277)	—	2,843
Industrial	1,240	18	(98)	—	1,160
Capital goods	2,238	48	(142)	—	2,144
Consumer—cyclical	1,695	19	(111)	—	1,603
Transportation	1,126	33	(79)	—	1,080
Other	299	2	(14)	—	287

Total U.S. corporate	29,253	467	(2,283)	—	27,437

Non-U.S. corporate:
Utilities	738	1	(62)	—	677
Energy	1,002	28	(50)	—	980
Finance and insurance	2,015	39	(141)	—	1,913
Consumer—non-cyclical	679	5	(70)	—	614
Technology and communications	925	8	(72)	—	861
Industrial	879	13	(50)	—	842
Capital goods	586	6	(43)	—	549
Consumer—cyclical	260	2	(17)	—	245
Transportation	427	13	(27)	—	413
Other	740	14	(46)	—	708

Total non-U.S. corporate	8,251	129	(578)	—	7,802

Residential mortgage-backed	930	4	(58)	—	876
Commercial mortgage-backed	1,613	1	(286)	(7)	1,321
Other asset-backed	2,368	7	(85)	—	2,290

Total available-for-sale fixed maturity securities	$49,281	$704	$(3,913)	$(7)	$46,065

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of March 31, 2024:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities

Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$280	$(4)	44	$1,315	$(251)	49	$1,595	$(255)	93
State and political subdivisions	222	(3)	29	1,579	(264)	265	1,801	(267)	294
Non-U.S. government	47	(1)	10	438	(100)	66	485	(101)	76
U.S. corporate	2,303	(71)	328	16,554	(2,212)	2,120	18,857	(2,283)	2,448
Non-U.S. corporate	346	(12)	52	5,099	(566)	663	5,445	(578)	715
Residential mortgage-backed	121	(1)	68	480	(57)	154	601	(58)	222
Commercial mortgage-backed	39	(1)	7	1,261	(285)	212	1,300	(286)	219
Other asset-backed	157	(1)	47	1,403	(84)	286	1,560	(85)	333

Total for fixed maturity securities in an unrealized loss position	$3,515	$(94)	585	$28,129	$(3,819)	3,815	$31,644	$(3,913)	4,400

% Below cost:
<20% Below cost	$3,444	$(74)	578	$24,673	$(2,606)	3,355	$28,117	$(2,680)	3,933
20%-50% Below cost	71	(20)	7	3,456	(1,213)	460	3,527	(1,233)	467

Total for fixed maturity securities in an unrealized loss position	$3,515	$(94)	585	$28,129	$(3,819)	3,815	$31,644	$(3,913)	4,400

Investment grade	$3,451	$(93)	574	$26,926	$(3,686)	3,644	$30,377	$(3,779)	4,218
Below investment grade	64	(1)	11	1,203	(133)	171	1,267	(134)	182

Total for fixed maturity securities in an unrealized loss position	$3,515	$(94)	585	$28,129	$(3,819)	3,815	$31,644	$(3,913)	4,400

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual investment securities had been in a continuous unrealized loss position, based on industry, as of March 31, 2024:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities

Description of Securities
U.S. corporate:
Utilities	$487	$(7)	65	$2,124	$(393)	311	$2,611	$(400)	376
Energy	191	(17)	37	1,278	(136)	162	1,469	(153)	199
Finance and insurance	458	(12)	62	5,080	(673)	635	5,538	(685)	697
Consumer—non-cyclical	375	(9)	52	2,480	(315)	270	2,855	(324)	322
Technology and communications	240	(8)	36	1,981	(269)	260	2,221	(277)	296
Industrial	128	(3)	10	694	(95)	95	822	(98)	105
Capital goods	151	(9)	25	1,145	(133)	148	1,296	(142)	173
Consumer—cyclical	169	(4)	28	1,036	(107)	145	1,205	(111)	173
Transportation	104	(2)	13	593	(77)	77	697	(79)	90
Other	—	—	—	143	(14)	17	143	(14)	17

Subtotal, U.S. corporate securities	2,303	(71)	328	16,554	(2,212)	2,120	18,857	(2,283)	2,448

Non-U.S. corporate:
Utilities	55	(1)	3	578	(61)	65	633	(62)	68
Energy	47	(1)	6	483	(49)	56	530	(50)	62
Finance and insurance	74	(1)	19	1,386	(140)	194	1,460	(141)	213
Consumer—non-cyclical	48	(3)	7	452	(67)	54	500	(70)	61
Technology and communications	68	(1)	10	624	(71)	79	692	(72)	89
Industrial	—	—	—	442	(50)	62	442	(50)	62
Capital goods	—	—	—	360	(43)	47	360	(43)	47
Consumer—cyclical	—	—	—	190	(17)	27	190	(17)	27
Transportation	54	(5)	7	214	(22)	30	268	(27)	37
Other	—	—	—	370	(46)	49	370	(46)	49

Subtotal, non-U.S. corporate securities	346	(12)	52	5,099	(566)	663	5,445	(578)	715

Total for corporate securities in an unrealized loss position	$2,649	$(83)	380	$21,653	$(2,778)	2,783	$24,302	$(2,861)	3,163

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of March 31, 2024 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value

Due one year or less	$1,311	$1,298
Due after one year through five years	8,351	8,112
Due after five years through ten years	12,593	11,851
Due after ten years	22,115	20,317

Subtotal	44,370	41,578
Residential mortgage-backed	930	876
Commercial mortgage-backed	1,613	1,321
Other asset-backed	2,368	2,290

Total	$49,281	$46,065

As of March 31, 2024, securities issued by finance and insurance, consumer—non-cyclical, utilities and technology and communications industry groups represented approximately 26%, 15%, 14% and 11%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of March 31, 2024, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	March 31, 2024		December 31, 2023
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,829	42%	$2,858	42%
Office	1,466	22	1,481	22
Industrial	1,415	21	1,440	21
Apartments	514	8	522	8
Mixed use	368	5	371	5
Other	156	2	157	2

Subtotal	6,748	100%	6,829	100%

Allowance for credit losses	(29)		(27)

Total	$6,719		$6,802

	March 31, 2024		December 31, 2023
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,809	27%	$1,803	26%
Pacific	1,248	18	1,281	19
Mountain	1,006	15	1,029	15
Middle Atlantic	916	14	925	14
West South Central	547	8	553	8
East North Central	437	6	445	6
West North Central	400	6	404	6
East South Central	203	3	206	3
New England	182	3	183	3

Subtotal	6,748	100%	6,829	100%

Allowance for credit losses	(29)		(27)

Total	$6,719		$6,802

As of March 31, 2024 and December 31, 2023, we had no commercial mortgage loans past due or on non-accrual status. For a discussion of our policy related to placing commercial mortgage loans on non-accrual status, see Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
During the three months ended March 31, 2024 and the year ended December 31, 2023, we did not have any loan modifications or extensions associated with borrowers experiencing financial difficulty that resulted in the consideration of whether to establish a new loan or to continue accounting for the modification or extension under the existing loan.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the allowance for credit losses related to commercial mortgage loans as of and for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2024	2023
Allowance for credit losses:
Beginning balance	$27	$22
Provision	2	2
Write-offs	—	—
Recoveries	—	—

Ending balance	$29	$24

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
The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of March 31, 2024:

(Amounts in millions)	2024	2023	2022	2021	2020	2019 and prior	Total

Debt-to-value:
0% - 50%	$15	$19	$74	$85	$115	$2,022	$2,330
51% - 60%	—	29	95	226	95	961	1,406
61% - 75%	30	222	755	589	263	1,103	2,962
76% - 100%	—	—	—	—	4	46	50
Greater than 100%	—	—	—	—	—	—	—

Total amortized cost	$45	$270	$924	$900	$477	$4,132	$6,748

Debt service coverage ratio:
Less than 1.00	$—	$—	$17	$4	$17	$224	$262
1.00 - 1.25	—	14	37	9	19	180	259
1.26 - 1.50	22	171	221	103	67	614	1,198
1.51 - 2.00	12	65	394	419	203	1,502	2,595
Greater than 2.00	11	20	255	365	171	1,612	2,434

Total amortized cost	$45	$270	$924	$900	$477	$4,132	$6,748

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the debt-to-value of commercial mortgage loans by property type as of the dates indicated:

	March 31, 2024
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$939	$704	$1,186	$—	$—	$2,829
Office	345	329	757	35	—	1,466
Industrial	642	249	524	—	—	1,415
Apartments	197	54	255	8	—	514
Mixed use	119	60	182	7	—	368
Other	88	10	58	—	—	156

Total amortized cost	$2,330	$1,406	$2,962	$50	$—	$6,748

% of total	34%	21%	44%	1%	—%	100%

Weighted-average debt service coverage ratio	2.41	1.87	1.66	0.87	—	1.96

	December 31, 2023
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$945	$686	$1,227	$—	$—	$2,858
Office	350	325	771	35	—	1,481
Industrial	670	250	520	—	—	1,440
Apartments	194	61	259	8	—	522
Mixed use	120	61	183	7	—	371
Other	89	10	58	—	—	157

Total amortized cost	$2,368	$1,393	$3,018	$50	$—	$6,829

% of total	35%	20%	44%	1%	—%	100%

Weighted-average debt service coverage ratio	2.42	1.87	1.66	0.87	—	1.96

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	March 31, 2024
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total

Property type:
Retail	$52	$104	$581	$1,133	$959	$2,829
Office	104	47	242	609	464	1,466
Industrial	43	29	193	473	677	1,415
Apartments	12	51	81	185	185	514
Mixed use	27	14	79	163	85	368
Other	24	14	22	32	64	156

Total amortized cost	$262	$259	$1,198	$2,595	$2,434	$6,748

% of total	4%	4%	18%	38%	36%	100%

Weighted-average debt-to-value	64%	62%	64%	57%	46%	55%

	December 31, 2023
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total

Property type:
Retail	$54	$105	$583	$1,142	$974	$2,858
Office	105	48	244	615	469	1,481
Industrial	43	30	181	471	715	1,440
Apartments	12	51	86	187	186	522
Mixed use	27	14	80	164	86	371
Other	24	15	22	32	64	157

Total amortized cost	$265	$263	$1,196	$2,611	$2,494	$6,829

% of total	4%	4%	17%	38%	37%	100%

Weighted-average debt-to-value	64%	63%	65%	58%	46%	55%

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	March 31, 2024	December 31, 2023	Balance sheet classification	March 31, 2024	December 31, 2023
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$35	$55	Other liabilities	$606	$490
Foreign currency swaps	Other invested assets	11	10	Other liabilities	2	2
Forward bond purchase commitments	Other invested assets	41	51	Other liabilities	1	—

Total cash flow hedges		87	116		609	492

Total derivatives designated as hedges		87	116		609	492

Derivatives not designated as hedges
Equity index options	Other invested assets	20	15	Other liabilities	—	—
Financial futures (1)	Other invested assets	—	—	Other liabilities	—	—
Forward bond purchase commitments	Other invested assets	—	—	Other liabilities	12	9
Fixed indexed annuity embedded derivatives	Other assets	—	—	Policyholder account balances (2)	163	165
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (3)	15	15

Total derivatives not designated as hedges		20	15		190	189

Total derivatives		$107	$131		$799	$681

(1)	The period end valuations of financial futures were zero as a result of settling the margins on these contracts on a daily basis.
(2)	Represents the embedded derivatives associated with our fixed indexed annuity liabilities.
(3)	Represents the embedded derivatives associated with our indexed universal life liabilities.
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

		December 31,		Maturities/	March 31,
(Notional in millions)	Measurement	2023	Additions	terminations	2024
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,975	$231	$(101)	$9,105
Foreign currency swaps	Notional	131	13	—	144
Forward bond purchase commitments	Notional	1,075	934	—	2,009

Total cash flow hedges		10,181	1,178	(101)	11,258

Total derivatives designated as hedges		10,181	1,178	(101)	11,258

Derivatives not designated as hedges
Equity index options	Notional	702	178	(209)	671
Financial futures	Notional	1,251	1,191	(1,268)	1,174
Forward bond purchase commitments	Notional	500	—	—	500

Total derivatives not designated as hedges		2,453	1,369	(1,477)	2,345

Total derivatives		$12,634	$2,547	$(1,578)	$13,603

		December 31,		Maturities/	March 31,
(Number of policies)	Measurement	2023	Additions	terminations	2024
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	5,826	—	(272)	5,554
Indexed universal life embedded derivatives	Policies	749	—	(12)	737
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended March 31, 2024:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(148)	$53	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	4	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	1	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	(11)	—	Net investment gains (losses)	—	Net investment gains (losses)

Total	$(158)	$56		$—

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended March 31, 2023:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$146	$54	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	5	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(1)	Interest expense	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)
Forward currency swaps	—	2	Net investment gains (losses)	—	Net investment gains (losses)

Total	$145	$61		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” as of and for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2024	2023
Derivatives qualifying as effective accounting hedges as of January 1	$1,010	$1,200
Current period increases (decreases) in fair value, net of deferred taxes of $33 and $(31)	(125)	114
Reclassification to net (income), net of deferred taxes of $20 and $21	(36)	(40)

Derivatives qualifying as effective accounting hedges as of March 31	$849	$1,274

The total of derivatives designated as cash flow hedges of $849 million, net of taxes, recorded in stockholders’ equity as of March 31, 2024 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $132 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the three months ended March 31, 2024 and 2023, we reclassified $2 million and $5 million, respectively, to net income in connection with forecasted transactions that were no longer considered reasonably possible of occurring.
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
The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended
	March 31,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2024	2023
Equity index options	$5	$1	Net investment gains (losses)
Financial futures	(64)	(2)	Changes in fair value of market risk benefits and associated hedges
Forward bond purchase commitments	(4)	—	Net investment gains (losses)
Fixed index annuity embedded derivatives	(8)	(2)	Net investment gains (losses)
Indexed universal life embedded derivatives	4	5	Net investment gains (losses)

Total derivatives not designated as hedges	$(67)	$2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	March 31, 2024			December 31, 2023
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives

Amounts presented in the balance sheet:
Gross amounts recognized	$107	$621	$(514)	$131	$501	$(370)
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	107	621	(514)	131	501	(370)
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(53)	(53)	—	(59)	(59)	—
Collateral received	(16)	—	(16)	(19)	—	(19)
Collateral pledged	—	(1,360)	1,360	—	(1,100)	1,100
Over collateralization	—	792	(792)	—	658	(658)

Net amount	$38	$—	$38	$53	$—	$53

(1)	Does not include amounts related to embedded derivatives as of March 31, 2024 and December 31, 2023.
(2)
Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

(6) Fair Value of Financial Instruments
Recurring Fair Value Measurements
We have fixed maturity securities, equity securities, limited partnerships, derivatives, short-term investments, embedded derivatives, separate account assets, market risk benefits (“MRBs”) and certain other financial instruments, which are carried at fair value. Below is a description of the valuation techniques and inputs used to determine fair value by class of instrument.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placements with the public bonds, price caps, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of March 31, 2024.
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
Level 2 measurements
Fixed maturity securities

•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, 88% of our portfolio was priced using third-party pricing services as of March 31, 2024. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed
maturity securities that are classified as Level 2 as of March 31, 2024:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$3,460	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,201	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$613	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$23,802	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$6,174	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$873	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$1,310	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average
			life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$2,182	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Internal models:
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,571 million and $837 million, respectively, as of March 31, 2024. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

Equity securities.
The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.
Short-term investments.
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Fixed maturity securities

•
Broker quotes:
A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $211 million as of March 31, 2024.

•
Internal models:
A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $2,831 million as of March 31, 2024.

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
Equity index options.
We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of March 31, 2024, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
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
Fixed indexed annuity and indexed universal life embedded derivatives
We have fixed indexed annuity and indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of March 31, 2024, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
Market risk benefits
MRBs are contracts or contract features that provide protection to the contractholder from and expose us to other-than-nominal capital market risk. MRBs include certain contract features on fixed and variable annuity products that provide minimum guarantees, in addition to the policyholder account balance, such as guaranteed minimum death benefits (“GMDBs”), guaranteed minimum withdrawal benefits (“GMWBs”) and guaranteed payout annuity floor benefits (“GPAFs”). MRBs are measured at fair value using an income-based valuation model based on current net amounts at risk, market data, experience and other factors.
MRB assets and liabilities for minimum guarantees are valued and presented separately from the related separate account and policyholder account balances.
Fixed indexed annuities
The valuation of fixed indexed annuities MRBs, which includes GMWB features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our fixed indexed annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the fixed indexed annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. As a result of our assumptions for GMWB utilization, expected future interest credited and non-performance risk being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases or GMWB utilization increases, the value of our fixed indexed annuities MRB liability will increase. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of March 31, 2024, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 11 for additional details related to the changes in the fair value measurement of fixed indexed annuities MRBs as of March 31, 2024 and December 31, 2023.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Variable annuities
The valuation of our variable annuities MRBs, which includes GMWB, GMDB and GPAF features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, interest rates, equity index and fund correlation and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our variable annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the variable annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. We classify the variable annuities MRBs valuation as Level 3 based on having significant unobservable inputs, with policyholder behavior (GMWB utilization and lapses), equity index volatility and non-performance risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the variable annuities MRBs will increase. An increase in our lapse assumption would decrease the fair value of the variable annuities MRBs, whereas an increase in our GMWB utilization rate would increase the fair value. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of March 31, 2024, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 11 for additional details related to the changes in the fair value measurement of variable annuities MRBs as of March 31, 2024 and December 31, 2023.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2024
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)

Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,460	$—	$3,460	$—	$—
State and political subdivisions	2,266	—	2,201	65	—
Non-U.S. government	613	—	613	—	—
U.S. corporate:
Utilities	4,277	—	3,410	867	—
Energy	2,370	—	2,310	60	—
Finance and insurance	7,167	—	6,437	730	—
Consumer—non-cyclical	4,506	—	4,442	64	—
Technology and communications	2,843	—	2,831	12	—
Industrial	1,160	—	1,145	15	—
Capital goods	2,144	—	2,110	34	—
Consumer—cyclical	1,603	—	1,485	118	—
Transportation	1,080	—	1,059	21	—
Other	287	—	144	143	—

Total U.S. corporate	27,437	—	25,373	2,064	—

Non-U.S. corporate:
Utilities	677	—	417	260	—
Energy	980	—	850	130	—
Finance and insurance	1,913	—	1,781	132	—
Consumer—non-cyclical	614	—	537	77	—
Technology and communications	861	—	837	24	—
Industrial	842	—	781	61	—
Capital goods	549	—	516	33	—
Consumer—cyclical	245	—	244	1	—
Transportation	413	—	391	22	—
Other	708	—	657	51	—

Total non-U.S. corporate	7,802	—	7,011	791	—

Residential mortgage-backed	876	—	873	3	—
Commercial mortgage-backed	1,321	—	1,310	11	—
Other asset-backed	2,290	—	2,182	108	—

Total fixed maturity securities	46,065	—	43,023	3,042	—

Equity securities	427	351	44	32	—
Limited partnerships	2,302	—	—	19	2,283
Other invested assets:
Derivative assets:
Interest rate swaps	35	—	35	—	—
Foreign currency swaps	11	—	11	—	—
Equity index options	20	—	—	20	—
Forward bond purchase commitments	41	—	—	41	—

Total derivative assets	107	—	46	61	—

Short-term investments	10	—	10	—	—

Total other invested assets	117	—	56	61	—

Separate account assets	4,645	4,645	—	—	—

Total assets	$53,556	$4,996	$43,123	$3,154	$2,283

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2023
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Beginning balance as of January 1, 2024	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of March 31, 2024	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI								Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$60	$1	$4	$—	$—	$—	$—	$—	$—	$65	$1	$4
U.S. corporate:
Utilities	881	—	(20)	32	—	—	(26)	—	—	867	—	(20)
Energy	60	—	—	—	—	—	—	—	—	60	—	—
Finance and insurance	717	—	(6)	—	—	—	—	19	—	730	—	(6)
Consumer—non-cyclical	69	—	—	—	—	—	(5)	—	—	64	—	—
Technology and communications	12	—	—	—	—	—	—	—	—	12	—	—
Industrial	23	—	—	—	—	—	(8)	—	—	15	—	—
Capital goods	35	—	(1)	—	—	—	—	—	—	34	—	(1)
Consumer—cyclical	122	—	(3)	—	—	—	(1)	—	—	118	—	(3)
Transportation	22	—	—	—	—	—	(1)	—	—	21	—	—
Other	149	—	(2)	—	—	—	(4)	—	—	143	—	(2)

Total U.S. corporate	2,090	—	(32)	32	—	—	(45)	19	—	2,064	—	(32)

Non-U.S. corporate:
Utilities	269	—	(4)	10	—	—	(15)	—	—	260	—	(4)
Energy	131	—	(1)	—	—	—	—	—	—	130	—	(1)
Finance and insurance	134	2	(4)	—	—	—	—	—	—	132	2	(4)
Consumer—non-cyclical	81	—	(1)	—	—	—	(3)	—	—	77	—	—
Technology and communications	24	—	—	—	—	—	—	—	—	24	—	—
Industrial	63	—	(1)	—	—	—	(1)	—	—	61	—	(1)
Capital goods	53	—	—	—	—	—	(20)	—	—	33	—	—
Consumer—cyclical	1	—	—	—	—	—	—	—	—	1	—	—
Transportation	22	—	—	—	—	—	—	—	—	22	—	—
Other	52	—	(1)	—	—	—	—	—	—	51	—	(1)

Total non-U.S. corporate	830	2	(12)	10	—	—	(39)	—	—	791	2	(11)

Residential mortgage-backed	3	—	—	—	—	—	—	—	—	3	—	—
Commercial mortgage-backed	11	—	—	—	—	—	—	—	—	11	—	—
Other asset-backed	102	—	—	15	—	—	(2)	—	(7)	108	—	(1)

Total fixed maturity securities	3,096	3	(40)	57	—	—	(86)	19	(7)	3,042	3	(40)

Equity securities	32	—	—	—	—	—	—	—	—	32	—	—
Limited partnerships	20	(1)	—	—	—	—	—	—	—	19	(1)	—
Other invested assets:
Derivative assets:
Equity index options	15	5	—	4	—	—	(4)	—	—	20	4	—
Forward bond purchase commitments	51	—	(10)	—	—	—	—	—	—	41	—	(10)

Total derivative assets	66	5	(10)	4	—	—	(4)	—	—	61	4	(10)
Short-term investments	7	—	—	—	—	—	(7)	—	—	—	—	—

Total other invested assets	73	5	(10)	4	—	—	(11)	—	—	61	4	(10)

Total Level 3 assets	$3,221	$7	$(50)	$61	$—	$—	$(97)	$19	$(7)	$3,154	$6	$(50)

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Beginning balance as of January 1, 2023	Total realized and unrealized gains (losses)						Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of March 31, 2023	Total gains (losses) attributable to assets still held
		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements				Included in net income	Included in OCI

Fixed maturity securities:
State and political subdivisions	$55	$1	$3	$—	$—	$—	$—	$—	$—	$59	$1	$3
U.S. corporate:
Utilities	842	—	11	40	(9)	—	—	—	(25)	859	—	10
Energy	116	—	1	—	(1)	—	(1)	—	—	115	—	2
Finance and insurance	687	—	3	15	—	—	(5)	—	(3)	697	—	4
Consumer—non-cyclical	82	—	1	—	—	—	(14)	—	—	69	—	1
Technology and communications	24	—	1	—	—	—	—	—	(13)	12	—	—
Industrial	22	—	—	—	—	—	—	—	—	22	—	—
Capital goods	34	—	—	—	—	—	—	—	—	34	—	1
Consumer—cyclical	113	—	2	—	—	—	(1)	13	—	127	—	2
Transportation	43	—	1	—	—	—	(20)	—	—	24	—	—
Other	159	—	—	—	—	—	(3)	—	—	156	—	—

Total U.S. corporate	2,122	—	20	55	(10)	—	(44)	13	(41)	2,115	—	20

Non-U.S. corporate:
Utilities	295	—	5	3	—	—	(5)	—	—	298	—	5
Energy	118	—	2	—	—	—	(1)	—	—	119	—	2
Finance and insurance	125	1	5	—	—	—	—	—	—	131	1	4
Consumer—non-cyclical	73	—	—	—	—	—	—	—	—	73	—	1
Technology and communications	26	—	—	—	—	—	—	—	—	26	—	—
Industrial	48	—	2	25	—	—	—	—	—	75	—	2
Capital goods	95	1	4	—	(12)	—	(36)	—	—	52	—	2
Consumer—cyclical	64	—	6	—	(6)	—	(55)	—	—	9	—	1
Transportation	20	—	1	1	—	—	—	—	—	22	—	1
Other	21	—	1	—	—	—	—	—	—	22	—	—

Total non-U.S. corporate	885	2	26	29	(18)	—	(97)	—	—	827	1	18

Residential mortgage-backed	22	—	1	—	—	—	—	—	(15)	8	—	—
Commercial mortgage-backed	12	—	—	—	—	—	—	—	—	12	—	—
Other asset-backed	94	—	2	2	—	—	(1)	—	(2)	95	—	2

Total fixed maturity securities	3,190	3	52	86	(28)	—	(142)	13	(58)	3,116	2	43

Equity securities	34	—	—	—	(1)	—	—	—	—	33	—	—
Limited partnerships	24	(2)	—	—	—	—	—	—	—	22	(2)	—
Other invested assets:
Derivative assets:
Equity index options	6	1	—	3	—	—	—	—	—	10	1	—

Total derivative assets	6	1	—	3	—	—	—	—	—	10	1	—

Total other invested assets	6	1	—	3	—	—	—	—	—	10	1	—

Total Level 3 assets	$3,254	$2	$52	$89	$(29)	$—	$(142)	$13	$(58)	$3,181	$1	$43

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2024	2023
Total realized and unrealized gains (losses) included in net income:
Net investment income	$3	$3
Net investment gains (losses)	4	(1)

Tota l	$7	$2

Net gains (losses) included in net income attributable to assets still held:
Net investment income	$3	$2
Net investment gains (losses)	3	(1)

Tota l	$6	$1

The amount presented for net investment income relates to fixed maturity securities and primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2024:

(Amounts in millions)	Fair value	Unobservable input	Range	Weighted-average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	$839	Credit spreads	56bps - 186bps	130bps
Energy	46	Credit spreads	89bps - 167bps	136bps
Finance and insurance	718	Credit spreads	14bps - 216bps	155bps
Consumer—non-cyclical	64	Credit spreads	77bps - 225bps	134bps
Technology and communications	12	Credit spreads	65bps - 77bps	70bps
Industrial	15	Credit spreads	89bps - 167bps	114bps
Capital goods	34	Credit spreads	79bps - 158bps	127bps
Consumer—cyclical	118	Credit spreads	77bps - 242bps	132bps
Transportation	20	Credit spreads	43bps - 129bps	94bps
Other	96	Credit spreads	74bps - 115 bps	84bps

Total U.S. corporate	$1,962	Credit spreads	14bps - 242bps	137bps

Non-U.S. corporate:
Utilities	$221	Credit spreads	76bps - 183bps	122bps
Energy	125	Credit spreads	89bps - 175bps	119bps
Finance and insurance	132	Credit spreads	99bps - 197bps	130bps
Consumer—non-cyclical	75	Credit spreads	79bps - 140bps	96bps
Technology and communications	24	Credit spreads	79bps - 118bps	92bps
Industrial	60	Credit spreads	104bps - 175bps	141bps
Capital goods	32	Credit spreads	92bps - 205bps	143bps
Transportation	20	Credit spreads	104bps - 140bps	112bps
Other	51	Credit spreads	56bps - 130bps	112bps

Total non-U.S. corporate	$740	Credit spreads	56bps - 205bps	121bps

Derivative assets:
Equity index options	$20	Equity index volatility	6% - 36%	23%
Forward bond purchase commitments	$41	Counterparty financing spreads	28bps - 41bps	36bps
Other assets (2)	$123	Lapse rate	2% - 9%	5%
		Non-performance risk
		(counterparty credit risk)	42bps - 83bps	69bps
		Equity index volatility	14% - 30%	22%

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The assets included in the table above are valued using internal models for our fixed maturity securities and discounted cash flows for derivative and other assets. Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.
The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2024
(Amounts in millions)	Total	Level 1	Level 2	Level 3

Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$163	$—	$—	$163
Indexed universal life embedded derivatives	15	—	—	15

Total policyholder account balances	178	—	—	178

Derivative liabilities:
Interest rate swaps	606	—	606	—
Foreign currency swaps	2	—	2	—
Forward bond purchase commitments	13	—	—	13

Total derivative liabilities	621	—	608	13

Total liabilities	$799	$—	$608	$191

	December 31, 2023
(Amounts in millions)	Total	Level 1	Level 2	Level 3

Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$165	$—	$—	$165
Indexed universal life embedded derivatives	15	—	—	15

Total policyholder account balances	180	—	—	180

Derivative liabilities:
Interest rate swaps	490	—	490	—
Foreign currency swaps	2	—	2	—
Forward bond purchase commitments	9	—	—	9

Total derivative liabilities	501	—	492	9

Total liabilities	$681	$—	$492	$189

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Beginning balance as of January 1, 2024	Total realized and unrealized (gains) losses								Ending balance as of March 31, 2024	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI

Policyholder account balances:
Fixed indexed annuity embedded derivatives	$165	$8	$—	$—	$—	$—	$(9)	$—	$(1)	$163	$8	$—
Indexed universal life embedded derivatives	15	(4)	—	—	—	4	—	—	—	15	(4)	—

Total policyholder account balances	180	4	—	—	—	4	(9)	—	(1)	178	4	—

Derivative liabilities:
Forward bond purchase commitments	9	4	—	—	—	—	—	—	—	13	4	—

Total derivative liabilities	9	4	—	—	—	—	—	—	—	13	4	—

Total Level 3 liabilities	$189	$8	$—	$—	$—	$4	$(9)	$—	$(1)	$191	$8	$—

	Beginning balance as of January 1, 2023	Total realized and unrealized (gains) losses								Ending balance as of March 31, 2023	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI

Policyholder account balances:
Fixed indexed annuity embedded derivatives	$202	$2	$—	$—	$—	$—	$(19)	$—	$(1)	$184	$2	$—
Indexed universal life embedded derivatives	15	(5)	—	—	—	5	—	—	—	15	(5)	—

Total policyholder account balances	217	(3)	—	—	—	5	(19)	—	(1)	199	(3)	—

Total Level 3 liabilities	$217	$(3)	$—	$—	$—	$5	$(19)	$—	$(1)	$199	$(3)	$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2024	2023
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—
Net investment (gains) losses	8	(3)

Tota l	$8	$(3)

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—
Net investment (gains) losses	8	(3)

Tota l	$8	$(3)

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2024:

(Amounts in millions)	Fair value	Unobservable input	Range	Weighted-average (1)
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$163	Expected future interest credited	1% - 3%	2%
Indexed universal life embedded derivatives	$15	Expected future interest credited	2% - 12%	5%
Market risk benefits (2) :
Fixed indexed annuities	$47	GMWB utilization rate	— % - 68%	55%
		Non-performance risk (credit spreads)	42bps - 83bps	69bps
		Expected future interest credited	1% - 3%	2%

Variable annuities	$429	Lapse rate	2% - 11%	5%
		GMWB utilization rate	63% - 89%	78%
		Non-performance risk (credit spreads)	42bps - 83bps	69bps
		Equity index volatility	14% - 30%	22%
Derivative liabilities:
Forward bond purchase commitments	$13	Counterparty financing spreads	28bps - 41bps	38bps

(1)	Unobservable inputs weighted by the policyholder account balances associated with the instrument and notional for derivative liabilities .
(2)	Refer to note 11 for additional details related to MRBs.
The liabilities included in the table above are valued using an option budget method for our fixed indexed annuity and indexed universal life embedded derivative liabilities and discounted cash flows for our MRBs and derivative liabilities.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	March 31, 2024
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,719	$6,213	$—	$—	$6,213
Bank loan investments		(1)	520	514	—	—	514
Liabilities:
Long-term borrowings		(1)	1,579	1,461	—	1,461	—
Investment contracts		(1)	5,115	5,073	—	—	5,073
Commitments to fund investments:
Bank loan investments	$119		—	—	—	—	—
Private placement investments	21		—	—	—	—	—
Commercial mortgage loans	28		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

	December 31, 2023
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,802	$6,291	$—	$—	$6,291
Bank loan investments		(1)	529	520	—	—	520
Liabilities:
Long-term borrowings		(1)	1,584	1,413	—	1,413	—
Investment contracts		(1)	5,346	5,372	—	—	5,372
Commitments to fund investments:
Bank loan investments	$117		—	—	—	—	—
Private placement investments	42		—	—	—	—	—
Commercial mortgage loans	13		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
As of March 31, 2024 and December 31, 2023, we also had $23 million of real estate owned assets included in other invested assets in our condensed consolidated balance sheets, which are initially recorded at fair value less estimated selling costs (the carrying value) and are subsequently valued at the lower of the carrying value or current fair value less estimated selling costs. As of December 31, 2023, these properties were adjusted to fair value less estimated selling costs, which was less than the carrying value. These amounts represented the fair value as of March 31, 2024 and December 31, 2023. The fair value of the real estate owned assets is classified as Level 2.
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
to
ten
of the typical contractual life of
ten
to 12 years.
The following table presents the carrying value of limited partnerships and commitments to fund as of the dates indicated:

	March 31, 2024		December 31, 2023
(Amounts in millions)	Carrying value	Commitments to fund	Carrying value	Commitments to fund
Limited partnerships accounted for at NAV:
Private equity funds (1)	$2,047	$1,140	$1,948	$1,203
Real estate funds (2)	121	87	123	87
Infrastructure funds (3)	115	151	102	160

Total limited partnerships accounted for at NAV	2,283	1,378	2,173	1,450

Limited partnerships accounted for at fair value	19	1	20	1
Limited partnerships accounted for under equity method of accounting	647	70	628	79

Total	$2,949	$1,449	$2,821	$1,530

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) Deferred Acquisition Costs
The following tables present the balances of and changes in deferred acquisition costs as of and for the periods indicated:

	March 31, 2024
(Amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$879	$941	$45	$98	$1,963
Costs deferred	—	—	—	—	—
Amortization	(14)	(34)	(2)	(4)	(54)

Balance as of March 31	$865	$907	$43	$94	1,909

Enact segment					25

Total deferred acquisition costs					$1,934

	December 31, 2023
(Amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$935	$1,080	$57	$113	$2,185
Costs deferred	1	—	—	—	1
Amortization	(57)	(139)	(12)	(15)	(223)

Balance as of December 31	$879	$941	$45	$98	1,963

Enact segment					25

Total deferred acquisition costs					$1,988

(8) Future Policy Benefits
The following table sets forth our liability for future policy benefits as of the dates indicated:

(Amounts in millions)	March 31, 2024	December 31, 2023
Long-term care insurance	$42,339	$43,929
Life insurance	1,648	1,698
Fixed annuities	11,361	11,829

Total long-duration insurance contracts	55,348	57,456

Deferred profit liability	131	128
Cost of reinsurance	66	71

Total future policy benefits	$55,545	$57,655

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the balances of and changes in the liability for future policy benefits as of and for the periods indicated:

	March 31, 2024
(Dollar amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities
Present value of expected net premiums:
Beginning balance as of January 1	$18,650	$4,180	$—
Beginning balance, at original discount rate	$18,346	$3,918	$—
Effect of changes in cash flow assumptions	58	—	—
Effect of actual variances from expected experience	(142)	(1)	—

Adjusted beginning balance	18,262	3,917	—
Issuances	—	—	10
Interest accretion	234	55	—
Net premiums collected (1)	(463)	(115)	(10)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	—

Ending balance, at original discount rate	18,033	3,857	—
Effect of changes in discount rate assumptions	(55)	154	—

Ending balance as of March 31	$17,978	$4,011	$—

Present value of expected future policy benefits:
Beginning balance as of January 1	$62,579	$5,412	$11,829
Beginning balance, at original discount rate	$60,513	$5,146	$9,920
Effect of changes in cash flow assumptions	(15)	—	—
Effect of actual variances from expected experience	(155)	8	(35)

Adjusted beginning balance	60,343	5,154	9,885
Issuances	—	—	8
Interest accretion	823	70	162
Benefit payments	(950)	(204)	(240)
Derecognition (lapses and withdrawals)	—	—	—
Other	1	—	9

Ending balance, at original discount rate	60,217	5,020	9,824
Effect of changes in discount rate assumptions	100	167	1,537

Ending balance as of March 31	$60,317	$5,187	$11,361

Net liability for future policy benefits, before flooring adjustments	$42,339	$1,176	$11,361
Flooring adjustments (2)	—	472	—

Net liability for future policy benefits	42,339	1,648	11,361
Less: reinsurance recoverable	7,228	843	8,651

Net liability for future policy benefits, net of reinsurance recoverable	$35,111	$805	$2,710

Weighted-average liability duration (years)	13.4	5.8	10.8

(1)	Represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2023
(Dollar amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities
Present value of expected net premiums:
Beginning balance as of January 1	$19,895	$4,083	$—
Beginning balance, at original discount rate	$19,959	$3,922	$—
Effect of changes in cash flow assumptions	(276)	180	—
Effect of actual variances from expected experience	(365)	38	—

Adjusted beginning balance	19,318	4,140	—
Issuances	2	—	42
Interest accretion	994	217	—
Net premiums collected (1)	(1,968)	(439)	(42)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	—

Ending balance, at original discount rate	18,346	3,918	—
Effect of changes in discount rate assumptions	304	262	—

Ending balance as of December 31	$18,650	$4,180	$—

Present value of expected future policy benefits:
Beginning balance as of January 1	$61,352	$5,556	$11,923
Beginning balance, at original discount rate	$61,148	$5,374	$10,300
Effect of changes in cash flow assumptions	(292)	261	(33)
Effect of actual variances from expected experience	(50)	61	(30)

Adjusted beginning balance	60,806	5,696	10,237
Issuances	2	—	35
Interest accretion	3,327	281	663
Benefit payments	(3,621)	(823)	(1,016)
Derecognition (lapses and withdrawals)	—	—	—
Other	(1)	(8)	1

Ending balance, at original discount rate	60,513	5,146	9,920
Effect of changes in discount rate assumptions	2,066	266	1,909

Ending balance as of December 31	$62,579	$5,412	$11,829

Net liability for future policy benefits, before flooring adjustments	$43,929	$1,232	$11,829
Flooring adjustments (2)	—	466	—

Net liability for future policy benefits	43,929	1,698	11,829
Less: reinsurance recoverable	7,572	852	9,008

Net liability for future policy benefits, net of reinsurance recoverable	$36,357	$846	$2,821

Weighted-average liability duration (years)	13.7	5.9	11.1

(1)	Represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term care insurance
For the three months ended March 31, 2024, the impact of updates to cash flow assumptions resulted in a decrease of $73 million in the liability for future policy benefits primarily due to favorable updates to implementation timing and approval amounts of in-force rate actions. This decrease in the liability for future policy benefits was mostly offset in our reinsurance recoverable as the cash flow assumption updates were primarily related to fully reinsured blocks of business. In addition, the impact of actual versus expected experience resulted in a decrease of $13 million in the liability for future policy benefits primarily due to favorable impacts from seasonally high mortality.
In the fourth quarter of 2023, we completed our annual review of cash flow assumptions including expected claim incidence and terminations, expenses, interest rates, benefit utilization trend and in-force rate actions, among other assumptions. The impact of changes in cash flow assumptions during the year ended December 31, 2023 resulted in a decrease of $16 million in the liability for future policy benefits primarily as a result of a favorable update to our disabled life mortality assumptions to reflect an expectation that mortality will continue at elevated levels in the near term post the
coronavirus pandemic (“COVID-19”). This was partially offset by unfavorable updates to our healthy life assumptions to better reflect near-term experience for cost of care, mortality, incidence and lapse rates. We also evaluated our assumptions regarding expectations of future premium rate increase approvals and benefit reductions and did not make significant changes to our multi-year in-force rate action plan. However, we did increase our assumption for future approvals and benefit reductions given our current plans for rate increase filings and our historical experience regarding approvals and regulatory support, as well as benefit reductions and legal settlement results. The impact of actual versus expected experience during the year ended December 31, 2023 resulted in an increase of $315 million in the liability for future policy benefits primarily driven by higher claims and unfavorable timing impacts related to a legal settlement.
Life insurance
For the three months ended March 31, 2024, the impact of actual versus expected experience resulted in an increase of $9 million in the liability for future policy benefits primarily due to unfavorable impacts from seasonally high mortality.
In the fourth quarter of 2023, we completed our annual review of cash flow assumptions and increased our liability for future policy benefits by $81 million primarily as a result of unfavorable updates to our mortality assumptions to better reflect emerging experience related to more modest mortality improvement and to include an expectation that mortality will continue at elevated levels in the near term post-COVID-19. The impact of actual versus expected experience during the year ended December 31, 2023 resulted in an increase of $23 million in the liability for future policy benefits primarily driven by unfavorable mortality experience.
Fixed annuities
For the three months ended March 31, 2024, the impact of actual versus expected experience resulted in a decrease of $35 million in the liability for future policy benefits primarily due to favorable mortality.
The impact of changes in cash flow assumptions and actual versus expected experience during the year ended December 31, 2023 resulted in decreases of $33 million and $30 million, respectively, in the liability for future policy benefits primarily from favorable mortality.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the weighted-average interest rates for the liability for future policy benefits as of the dates indicated:

	March 31, 2024	December 31, 2023
Long-term care insurance
Interest accretion (locked-in) rate	5.7%	5.8%
Current discount rate	5.4%	5.1%
Life insurance
Interest accretion (locked-in) rate	5.8%	5.8%
Current discount rate	5.1%	4.8%
Fixed annuities
Interest accretion (locked-in) rate	6.7%	6.7%
Current discount rate	5.3%	5.0%
See Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for additional information related to the discount rate used to measure the liability for future policy benefits.
The following table sets forth the amount of undiscounted and discounted expected future gross premiums and expected future benefit payments as of the dates indicated:

	March 31, 2024		December 31, 2023
(Amounts in millions)	Undiscounted	Discounted	Undiscounted	Discounted
Long-term care insurance
Expected future gross premiums	$37,413	$25,340	$38,279	$26,341
Expected future benefit payments	$123,268	$60,317	$124,594	$62,579
Life insurance
Expected future gross premiums	$10,489	$6,010	$10,693	$6,278
Expected future benefit payments	$7,324	$5,187	$7,524	$5,412
Fixed annuities
Expected future gross premiums	$—	$—	$—	$—
Expected future benefit payments	$23,638	$11,361	$23,903	$11,829
During the three months ended March 31, 2024, we recorded a charge of $5 million to net income due to net premiums exceeding gross premiums, resulting in net
premium
ratios capped at 100% for
 certain cohorts
in

our life insurance products primarily due to higher claim severity.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income related to our liability for future policy benefits for the periods indicated:

	Three months ended March 31,
					Year ended
	2024		2023		December 31, 2023
(Amounts in millions)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)
Long-term care insurance	$630	$589	$675	$578	$2,713	$2,333
Life insurance	169	15	179	17	688	64
Fixed annuities	—	162	—	168	—	663

Total	$799	$766	$854	$763	$3,401	$3,060

(1)	Amounts for interest accretion are included in benefits and other changes in policy reserves in the condensed consolidated statements of income.
(9) Policyholder Account Balances
The following table sets forth our liabilities for policyholder account balances as of the dates indicated:

(Amounts in millions)	March 31, 2024	December 31, 2023
Life insurance	$7,438	$7,460
Fixed annuities	4,278	4,479
Variable annuities	511	529
Fixed indexed annuity embedded derivatives (1)	163	165
Indexed universal life embedded derivatives (1)	15	15
Additional insurance liabilities (2)	2,904	2,887
Other	6	5

Total policyholder account balances	$15,315	$15,540

(1)	See note 5 for additional information.
(2)
Represents additional liabilities related to death or other insurance benefits that are recorded within policyholder account balances and are considered long-duration insurance contracts. See note 10 for additional information.

The contracts underlying the minimum guarantees, such as
GMWBs

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the balances of and changes in policyholder account balances as of and for the periods indicated:

	March 31, 2024
(Dollar amounts in millions)	Life insurance	Fixed annuities	Variable annuities
Beginning balance as of January 1	$7,460	$4,479	$529
Issuances	—	—	—
Premiums received	119	5	4
Policy charges	(151)	(2)	(2)
Surrenders and withdrawals	(37)	(164)	(17)
Benefit payments	(49)	(88)	(15)
Net transfers to separate accounts	—	—	(1)
Interest credited	98	37	1
Other	(2)	11	12

Ending balance as of March 31	$7,438	$4,278	$511

Weighted-average crediting rate	3.9%	2.9%	3.3%
Net amount at risk (1)	$42,493	$25	$407
Cash surrender value	$4,347	$3,337	$511

(1)
The net amount at risk presented for fixed and variable annuity products contains both general and separate accounts, including amounts related to annuitization and other insurance benefits classified as MRBs.

	December 31, 2023
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present policyholder account balances by range of guaranteed minimum crediting rate and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums as of the dates indicated:

	March 31, 2024
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$115	$69	$52	$—	$236
2.00%–2.99%	977	107	—	—	1,084
3.00%–3.99%	1,813	679	1,143	41	3,676
4.00% and greater	2,430	17	14	—	2,461

Total	$5,335	$872	$1,209	$41	$7,457

(1)	Excludes universal life insurance and investment contracts of approximately $4,770 million that have a market component to their crediting strategy.

	December 31, 2023
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$121	$97	$39	$—	$257
2.00%–2.99%	1,201	81	—	—	1,282
3.00%–3.99%	1,732	699	1,155	31	3,617
4.00% and greater	2,479	16	10	—	2,505

Total	$5,533	$893	$1,204	$31	$7,661

(1)	Excludes universal life insurance and investment contracts of approximately $4,807 million that have a market component to their crediting strategy.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) Additional Insurance Liabilities
The following table presents the balances of and changes in additional liabilities related to death or other insurance benefits that are included within policyholder account balances related to universal and term universal life insurance products as of and for the periods indicated:

(Dollar amounts in millions)	March 31, 2024	December 31, 2023
Beginning balance as of January 1	$2,887	$2,566
Beginning balance before shadow accounting adjustments	$2,939	$2,634
Effect of changes in cash flow assumptions	—	200
Effect of actual variances from expected experience	2	(3)

Adjusted beginning balance	2,941	2,831
Issuances	—	—
Interest accretion	25	90
Assessments collected	63	240
Benefit payments	(59)	(222)
Derecognition (lapses and withdrawals)	—	—

Ending balance before shadow accounting adjustments	2,970	2,939
Effect of shadow accounting adjustments	(66)	(52)

Ending balance	2,904	2,887
Less: reinsurance recoverable	—	—

Additional insurance liabilities, net of reinsurance recoverable	$2,904	$2,887

Weighted-average liability duration (years)	18.7	18.9
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
The following table provides the weighted-average interest rates for our additional insurance liabilities as of the dates indicated:

	March 31, 2024	December 31, 2023
Interest accretion rate (1)	3.4%	3.2%
Projected crediting rate (2)	3.8%	3.8%

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income related to additional insurance liabilities for the periods indicated:

	Three months ended		Year ended December 31,
	March 31,
(Amounts in millions)	2024	2023	2023

Gross assessments	$133	$136	$539
Interest accretion (1)	$25	$22	$90

(1)	Amounts for interest accretion are included in benefits and other changes in policy reserves in the condensed consolidated statements of income.
(11) Market Risk Benefits
The following table sets forth our market risk benefits by asset and liability position as of the dates indicated:

	March 31, 2024			December 31, 2023
(Amounts in millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Fixed indexed annuities	$—	$47	$47	$—	$55	$55
Variable annuities	52	481	429	43	570	527

Total market risk benefits	$52	$528	$476	$43	$625	$582

The following tables present the balances of and changes in market risk benefits as of and for the periods indicated:

	March 31, 2024
(Dollar amounts in millions)	Fixed indexed annuities	Variable annuities	Reinsurance recoverable (1)
Beginning balance as of January 1	$55	$527	$140
Beginning balance before effect of changes in instrument-specific credit risk	$52	$520	$140
Issuances	—	—	—
Interest accretion	1	8	2
Attributed fees collected	1	9	2
Benefit payments	—	(8)	(4)
Effect of changes in interest rates	(7)	(50)	(9)
Effect of changes in equity markets	(1)	(58)	(10)
Actual policyholder behavior different from expected behavior	(1)	2	2
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	—	—	—
Other	—	—	—

Ending balance before effect of changes in instrument-specific credit risk	45	423	123
Effect of changes in instrument-specific credit risk	2	6	—

Ending balance as of March 31	47	429	$123

Less: reinsurance recoverable	—	123

Market risk benefits, net of reinsurance recoverable	$47	$306

Weighted-average attained age of contractholders	73	76
Net amount at risk (2)

(1)	Represents the net reinsured asset related to our variable annuity MRBs.
(2)	See note 9 for additional information on the net amount at risk.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2023
(Dollar amounts in millions)	Fixed indexed annuities	Variable annuities	Reinsurance recoverable (1)

Beginning balance as of January 1	$52	$670	$158
Beginning balance before effect of changes in instrument-specific credit risk	$50	$660	$158
Issuances	—	—	—
Interest accretion	3	34	9
Attributed fees collected	5	37	8
Benefit payments	—	(35)	(15)
Effect of changes in interest rates	(2)	(33)	(5)
Effect of changes in equity markets	(2)	(157)	(31)
Actual policyholder behavior different from expected behavior	(2)	8	5
Effect of changes in future expected policyholder behavior	—	11	11
Effect of changes in other future expected assumptions	—	—	—
Other	—	(5)	—

Ending balance before effect of changes in instrument-specific credit risk	52	520	140
Effect of changes in instrument-specific credit risk	3	7	—

Ending balance as of December 31	55	527	$140

Less: reinsurance recoverable	—	140

Market risk benefits, net of reinsurance recoverable	$55	$387

Weighted-average attained age of contractholders	73	76
Net amount at risk (2)

(1)	Represents the net reinsured asset related to our variable annuity MRBs.
(2)	See note 9 for additional information on the net amount at risk.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) Separate Accounts
The following table presents the balances of and changes in separate account liabilities, which are primarily comprised of variable annuity products, as of and for the periods indicated:

(Amounts in millions)	March 31, 2024	December 31, 2023
Beginning balance as of January 1	$4,509	$4,417
Premiums and deposits	7	35
Policy charges	(26)	(104)
Surrenders and withdrawals	(103)	(361)
Benefit payments	(58)	(190)
Investment performance	316	716
Net transfers from (to) general account	1	(1)
Other charges	(1)	(3)

Ending balance	$4,645	$4,509

Cash surrender value (1)	$4,642	$4,506

(1)	Cash surrender value represents the amount of the contractholders’ account balances that was distributable less certain surrender charges.
Separate Account Assets
The following table presents the aggregate fair value of assets, by major investment asset category, supporting separate accounts as of the dates indicated:

(Amounts in millions)	March 31, 2024	December 31, 2023

Equity funds	$2,138	$2,018
Balanced funds	1,950	1,927
Bond funds	316	320
Money market funds	241	244

Total	$4,645	$4,509

(13) Liability for Policy and Contract Claims
The following table presents the balances of our liability for policy and contract claims as of the dates indicated:

(Amounts in millions)	March 31, 2024	December 31, 2023

Enact segment	$532	$518
Life and Annuities segment (1)	134	126
Other mortgage insurance business	7	8

Total liability for policy and contract claims	$673	$652

(1)	Primarily includes balances related to our universal and term universal life insurance products.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth changes in our liability for policy and contract claims as of and for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2024	2023
Beginning balance as of January 1	$652	$683
Less reinsurance recoverable	(16)	(23)

Net beginning balance	636	660

Incurred related to insured events of:
Current year	224	215
Prior years	(27)	(47)

Total incurred	197	168

Paid related to insured events of:
Current year	(115)	(117)
Prior years	(61)	(74)

Total paid	(176)	(191)

Foreign currency translation	—	1

Net ending balance	657	638
Add reinsurance recoverable	16	27

Ending balance as of March 31	$673	$665

The liability for policy and contract claims represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could be significant and result in increases in reserves by an amount that could be material to our results of operations, financial condition and liquidity. In addition, loss reserves recorded on new delinquencies in our Enact segment have a high degree of estimation due to the uncertain macroeconomic environment and the level of uncertainty regarding whether delinquencies will ultimately cure or result in a claim payment, as well as the timing and severity of those payments. Given the extended period of time that may exist between the reporting of a delinquency and the claim payment, and changes in economic conditions and the real estate market, significant uncertainty and variability exist on amounts actually paid.
The favorable development related to insured events of prior years for the three months ended March 31, 2024 was predominantly associated with a $54 million reserve release in our Enact segment primarily related to delinquencies from early 2023 and prior as recent uncertainty in the economic environment has not negatively impacted cure performance to the extent initially expected. The favorable development related to insured events of prior years for the three months ended March 31, 2023 was largely attributable to a $70 million reserve release in our Enact segment primarily related to better than expected cure performance on COVID-19 delinquencies from 2020 and 2021.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) Income Taxes
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended March 31,
	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%
Increase in rate resulting from:
Tax on income from terminated swaps	6.2	3.8
Non-deductible expenses	1.5	1.0
Other, net	(0.7)	0.5

Effective rate	28.0%	26.3%

The effective tax rate for the three months ended March 31, 2024 and 2023 was above the statutory U.S. federal income tax rate of 21% largely due to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income. The increase in the effective tax rate for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to higher tax expense on certain forward starting swap gains in relation to pre-tax income in the current year.
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
(15) Segment Information
We have the following three operating segments: Enact; Long-Term Care Insurance; and Life and Annuities. The products in the Life and Annuities segment include life insurance and fixed and variable annuities, none of which are actively marketed or sold. In addition to our three operating segments, we also have Corporate and Other, which includes debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are reported outside of our operating segments, such as certain international businesses and start-up
results of our CareScout business related to our senior care growth initiatives.
We tax our businesses at the U.S. corporate federal income tax rate of 21%. Each segment is then adjusted to reflect the unique tax attributes of that segment, such as permanent differences between U.S. GAAP and tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other.
The annually-determined tax rates and adjustments to each segment’s provision for income taxes are estimates which are subject to review and could change from year to year. See note 14 for a discussion of the effective tax rates used for our segments and Corporate and Other.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income and assets. Management evaluates performance and allocates resources on the basis of “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders.” We define adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding the after-tax effects of income (loss) attributable to noncontrolling interests, net investment gains (losses), changes in fair value of market risk benefits and associated hedges, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, restructuring costs and infrequent or unusual non-operating items. A component of our net investment gains (losses) is the result of estimated future credit losses, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. We exclude net investment gains (losses), changes in fair value of market risk benefits and associated hedges, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, restructuring costs and infrequent or unusual non-operating
items from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating performance.
While some of these items may be significant components of net income (loss) available to Genworth Financial, Inc.’s common stockholders determined in accordance with U.S. GAAP, we believe that adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders, and measures that are derived from or incorporate adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. Management also uses adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders, among other key performance indicators, as a basis for determining awards and compensation for senior management and to evaluate performance on a basis comparable to that used by analysts. However, the items excluded from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders have occurred in the past and could, and in some cases will, recur in the future. Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders is not a substitute for net income (loss) available to Genworth Financial, Inc.’s common stockholders determined in accordance with U.S. GAAP. In addition, our definition of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders may differ from the definitions used by other companies.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of revenues for our segments and Corporate and Other for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2024	2023
Revenues:
Enact segment	$292	$281
Long-Term Care Insurance segment	1,105	1,098
Life and Annuities segment:
Life insurance	354	358
Fixed annuities	73	85
Variable annuities	34	36

Life and Annuities segment	461	479

Corporate and Other	6	(4)

Total revenues	$1,864	$1,854

The following tables present the reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2024	2023
Net income available to Genworth Financial, Inc.’s common stockholders	$139	$122
Add: net income attributable to noncontrolling interests	30	32

Net income	169	154
Less: loss from discontinued operations, net of taxes	(1)	—

Income from continuing operations	170	154
Less: net income from continuing operations attributable to noncontrolling interests	30	32

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	140	122
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(50)	11
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	(26)	14
(Gains) losses on early extinguishment of debt	(1)	(1)
Expenses related to restructuring	7	3
Taxes on adjustments	15	(5)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$85	$144

(1)	For the three months ended March 31, 2024, net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $1 million.
(2)
Changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(3) million for both the three months ended March 31, 2024 and 2023.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31,
(Amounts in millions)	2024	2023
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$135	$143
Long-Term Care Insurance segment	3	23
Life and Annuities segment:
Life insurance	(33)	(27)
Fixed annuities	11	14
Variable annuities	7	9

Life and Annuities segment	(15)	(4)

Corporate and Other	(38)	(18)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$85	$144

There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.
The following is a summary of total assets for our segments and Corporate and Other as of the dates indicated:

	March 31,	December 31,
(Amounts in millions)	2024	2023
Assets:
Enact segment	$6,303	$6,193
Long-Term Care Insurance segment	45,447	46,195
Life and Annuities segment	35,766	36,517
Corporate and Other	1,676	1,912

Total assets	$89,192	$90,817

(16) Commitments and Contingencies
(a) Litigation and Regulatory Matters
We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, product administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance subsidiaries, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of the Real Estate Settlement and Procedures Act of 1974 or related state

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

anti-inducement
laws, and mortgage insurance policy rescissions and curtailments, and breaching fiduciary or other duties to customers, including but not limited to cybersecurity breaches of customer information. Plaintiffs in class action and other lawsuits against us have sought and/or may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships, including claims under the Employee Retirement Income Security Act of 1974, post-closing obligations associated with previous dispositions and securities lawsuits. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On August 1, 2022, a putative class action was filed in the United States District Court for the Eastern District of Virginia by two former Genworth employees against Genworth Financial, its Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Retirement and Savings Plan (“Savings Plan”). Plaintiffs purport to act on behalf of the Savings Plan and all similarly simulated participants and beneficiaries of the Savings Plan. The complaint asserts that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 by imprudently offering and inadequately monitoring a

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

suite of BlackRock Target Date Funds as a retirement investment option for Genworth employees. Plaintiffs seek declaratory and injunctive relief, monetary damages and attorney’s fees. By stipulation entered September 6, 2022, the complaint was dismissed, without prejudice, against the Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Savings Plan. On October 17, 2022, we moved to dismiss the complaint against the sole remaining defendant, Genworth Financial. Plaintiffs filed opposition papers on November 10, 2022, and we filed our reply papers on November 16, 2022. By order dated January 20, 2023, the Court granted plaintiffs’ motion to serve an amended complaint, rendering our initial motion to dismiss moot. On January 20, 2023, plaintiffs filed an amended complaint, and on February 2, 2023, we filed a motion to dismiss the amended complaint. On March 16, 2023, the Court directed plaintiffs to file a second amended complaint and denied our motion to dismiss the amended complaint. Plaintiffs filed the second amended complaint on April 17, 2023. On May 15, 2023, we answered and moved to dismiss the second amended complaint. On September 13, 2023, the Court granted in part and denied in part our motion to dismiss the second amended complaint. Plaintiffs moved for class certification on October 16, 2023, and we filed opposition papers on December 4, 2023. Oral argument on plaintiffs’ class certification motion was heard on February 12, 2024, and we are awaiting the Court’s ruling. On February 20, 2024, we moved for summary judgment dismissing the claims, and plaintiffs filed opposition papers on March 5, 2024. Oral argument was conducted on our summary judgment motion on March 25, 2024. We intend to continue to vigorously defend this action.
On December 16, 2022, Blue Cross Blue Shield of Nebraska (“BCBSNE”) served an arbitration demand on GLIC in relation to BCBSNE’s stated intent to recapture a block of long-term care insurance policies for which the risk was partly ceded to GLIC. In its arbitration demand, BCBSNE alleges that GLIC breached the governing reinsurance agreement by refusing to agree to transfer assets equal to the fair value of the liabilities being recaptured. BCBSNE asserts it has satisfied all its obligations under the reinsurance agreement and is seeking to recapture the ceded block of reinsurance. BCBSNE seeks damages equal to the fair value of the recaptured liabilities, plus interest and other damages, including attorneys’ fees and costs. The arbitration panel has been appointed and an organizational meeting was held on August 30, 2023. The trial is scheduled for September and October of 2024. We intend to vigorously defend this arbitration proceeding.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

before a single federal judge in the United States District Court for the District of Massachusetts. We intend to vigorously defend these actions.
On October 20, 2023, GLIC was named as the defendant in a putative class action lawsuit in the United States District Court for the Eastern District of Virginia captioned
Martin Silverstein, on behalf of himself and all others similarly situated v. Genworth Life Insurance Company
. The complaint alleges that GLIC subjected universal life insurance policyholders to impermissible increases in cost of insurance charges, thereby breaching the underlying contracts. The complaint seeks, among other things, monetary damages and reinstatement of any lapsed policies. The parties are engaged in active mediation sessions and if unsuccessful, we intend to vigorously defend this action.
In March 2024, GLAIC was served with a putative class action lawsuit venued in the Superior Court of the State of California, Sacramento County, captioned
James Fox, individually and on behalf of the class v. Genworth Life and Annuity Insurance Co
. Plaintiff, the holder of a lapsed California GLAIC life insurance policy, seeks to represent a class of current and former California GLAIC policyholders and beneficiaries whose policies were allegedly wrongfully terminated. The complaint alleges that GLAIC wrongfully terminated hundreds of California life insurance policies by failing to provide the policyholders with the notices and grace periods mandated by the contract and by the California Insurance Code as interpreted by the California Supreme Court in
McHugh v. Protective Life Ins. Co
. The complaint asserts causes of action for breach of contract, violation of the California Insurance Code, unfair competition and bad faith, and it seeks, inter alia, declaratory and injunctive relief, compensatory damages, restitution, attorneys’ fees and costs. The action was removed to the United States District Court for the Eastern District of California on April 3, 2024. We intend to vigorously defend this action.
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
(b) Commitments
See note 6 for amounts we were committed to fund related to our investments as of March 31, 2024.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(17) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total

Balances as of January 1, 2024	$(2,130)	$1,010	$(1,439)	$(8)	$12	$(2,555)
OCI before reclassifications	(503)	(125)	1,105	2	—	479
Amounts reclassified from OCI	17	(36)	—	—	—	(19)

Current period OCI	(486)	(161)	1,105	2	—	460
Balances as of March 31, 2024 before noncontrolling interests	(2,616)	849	(334)	(6)	12	(2,095)

Less: change in OCI attributable to noncontrolling interests	(1)	—	—	—	—	(1)

Balances as of March 31, 2024	$(2,615)	$849	$(334)	$(6)	$12	$(2,094)

(1)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total

Balances as of January 1, 2023	$(3,407)	$1,200	$(403)	$(10)	$6	$(2,614)
OCI before reclassifications	906	114	(1,225)	1	4	(200)
Amounts reclassified from OCI	13	(40)	—	—	—	(27)

Current period OCI	919	74	(1,225)	1	4	(227)
Balances as of March 31, 2023 before noncontrolling interests	(2,488)	1,274	(1,628)	(9)	10	(2,841)

Less: change in OCI attributable to noncontrolling interests	12	—	—	—	—	12

Balances as of March 31, 2023	$(2,500)	$1,274	$(1,628)	$(9)	$10	$(2,853)

(1)	See note 5 for additional information.
As of March 31, 2024 and 2023, the balances of the change in the discount rate used to measure future policy benefits were net of taxes of $91 million and $442 million, respectively, and the balances of the change in instrument-specific credit risk of MRBs were net of taxes of $2 million and $3 million, respectively. The foreign currency translation and other adjustments balances in the charts above included $30 million and $34 million, respectively, net of taxes of $(8) million and $(9) million, respectively, related to a net unrecognized postretirement benefit obligation as of March 31, 2024 and 2023. The balance also included taxes of $1 million related to foreign currency translation adjustments as of March 31, 2024 and 2023.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows reclassifications from accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Three months ended March 31,		Affected line item in the condensed consolidated statements of income
(Amounts in millions)	2024	2023
Net unrealized investment (gains) losses:

Unrealized (gains) losses on investments	$22	$16	Net investment (gains) losses
Income taxes	(5)	(3)	Provision for income taxes

Total	$17	$13

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(53)	$(54)	Net investment income
Interest rate swaps hedging assets	(4)	(5)	Net investment (gains) losses
Interest rate swaps hedging liabilities	1	1	Interest expense
Interest rate swaps hedging liabilities	—	(1)	Net investment (gains) losses
Foreign currency swaps	—	(2)	Net investment (gains) losses
Income taxes	20	21	Provision for income taxes

Total	$(36)	$(40)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and with our 2023 Annual Report on Form 10-K. Unless the context otherwise requires, references to “Genworth,” the “Company,” “we” or “our” herein are to Genworth Financial, Inc. on a consolidated basis. References to “Genworth Financial” refer solely to Genworth Financial, Inc., and not to any of its consolidated subsidiaries.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to potential dividends or share repurchases; future return of capital by Enact Holdings, Inc. (“Enact Holdings”), including share repurchases, and quarterly and special dividends; refinancing Enact Holdings’ debt maturities through debt offerings or other capital transactions; the cumulative economic benefit of approved and future rate actions contemplated in our long-term care insurance multi-year in-force rate action plan; future financial performance, including the expectation that adverse quarterly variances between actual and expected experience could persist resulting in future remeasurement losses in our long-term care insurance business; future financial condition of our businesses; liquidity and new lines of business or new products and services, such as those we are pursuing with our CareScout business (“CareScout”); as well as statements we make regarding the potential occurrence of a recession.

Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, inflation, business, competitive, market, regulatory and other factors and risks, including but not limited to, the following:

•	the inability to successfully launch new lines of business, including long-term care insurance and other products and services we are pursuing with CareScout;

•

our failure to maintain self-sustainability of our legacy life insurance subsidiaries, including as a result of the inability to achieve desired levels of in-force rate actions and/or the timing of future premium rate increases and associated benefit reductions taking longer to achieve than originally assumed; other regulatory actions negatively impacting our life insurance businesses;

•

inaccuracies or changes in estimates, assumptions, methodologies, valuations, projections and/or models, which result in inadequate reserves or other adverse results (including as a result of any changes in connection with quarterly, annual or other reviews);

•

the impact on holding company liquidity caused by an inability to receive dividends or any other returns of capital from Enact Holdings, and limited sources of capital and financing and the need to seek additional capital on unfavorable terms;

•

adverse changes to the structure or requirements of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the U.S. mortgage insurance market; an increase in the number of loans insured through federal government mortgage insurance programs, including those offered by the Federal Housing Administration (“FHA”); the inability of Enact Holdings and/or its U.S. mortgage insurance subsidiaries to continue to meet the requirements mandated by the private mortgage insurer eligibility requirements (“PMIERs”) (or any adverse changes thereto), inability to meet minimum statutory capital requirements of applicable regulators or the mortgage insurer eligibility requirements of Fannie Mae or Freddie Mac;

•

changes in economic, market and political conditions including as a result of elevated inflation, labor shortages and elevated interest rates, which could heighten the risk of a future recession; unanticipated financial events, which could lead to market-wide liquidity problems and other significant market disruption resulting in losses, defaults or credit rating downgrades of other financial institutions; deterioration in economic conditions, a recession or a decline in home prices, all of which could be driven by many potential factors; political and economic instability or changes in government policies, and fluctuations in international securities markets;

•

downgrades in financial strength and credit ratings and potential adverse impacts to liquidity; counterparty credit risks; defaults by counterparties to reinsurance arrangements or derivative instruments; defaults or other events impacting the value of invested assets;

•	changes in tax rates or tax laws, or changes in accounting and reporting standards;

•	litigation and regulatory investigations or other actions, including commercial and contractual disputes with counterparties;

•	the inability to retain, attract and motivate qualified employees or senior management;

•	the loss of significant key customers and distribution relationships by Enact Holdings;

•	the impact from deficiencies in our disclosure controls and procedures or internal control over financial reporting;

•

the occurrence of natural or man-made disasters, including geopolitical tensions and war (including the Russian invasion of Ukraine and the Israel-Hamas conflict), a public health emergency, including pandemics, or climate change;

•

the inability to effectively manage information technology systems (including artificial intelligence), cyber incidents or other failures, disruptions or security breaches of us or our third-party vendors, as well as unknown risks and uncertainties associated with artificial intelligence;

•	the inability of third-party vendors to meet their obligations to us;

•	the lack of availability, affordability or adequacy of reinsurance to protect us against losses;

•	a decrease in the volume of high loan-to-value home mortgage originations or an increase in the volume of mortgage insurance cancellations;

•	unanticipated claims against Enact Holdings’ delegated underwriting program;

•	the impact of medical advances such as genetic research and diagnostic imaging, emerging new technology, including artificial intelligence and related legislation; and

•	other factors described in the risk factors contained in Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2024.

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

Overview

Genworth Financial, through its principal insurance subsidiaries, offers mortgage and long-term care insurance products. Genworth Financial is the parent company of Enact Holdings, a leading provider of private mortgage insurance in the United States through its mortgage insurance subsidiaries. Genworth Financial’s principal U.S. life insurance subsidiaries offer long-term care insurance and also manage in-force blocks of life insurance and annuity products. Genworth Financial also has a start-up business whereby it offers fee-based services, advice, consulting and other products and services through CareScout.

We report our business results through three operating segments: Enact; Long-Term Care Insurance; and Life and Annuities. The products in the Life and Annuities segment include traditional and non-traditional life insurance (term, universal and term universal life insurance as well as corporate-owned life insurance and funding agreements), and fixed and variable annuities, none of which are actively marketed or sold.

In addition to our three operating segments, we also have Corporate and Other, which includes debt financing expenses that are incurred at the Genworth Holdings, Inc. (“Genworth Holdings”) level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are reported outside of our operating segments, such as certain international businesses and CareScout start-up results related to our senior care growth initiatives.

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

Strategic Update

We continue to further strengthen the financial and operational capabilities of our legacy long-term care insurance business primarily through our multi-year in-force rate action plan, achieving an estimated cumulative economic benefit of approximately $28.3 billion, on a net present value basis, of approved rate actions since 2012 through the first quarter of 2024. We manage our U.S. life insurance subsidiaries on a standalone basis. Accordingly, the U.S. life insurance subsidiaries will continue to rely on their statutory capital, significant reserves, prudent management of the in-force blocks and long-term care insurance in-force rate actions to satisfy policyholder obligations. For additional information regarding our in-force rate actions, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment” and “—Long-Term Care Insurance segment.”

We continue to make progress on our strategic priority to develop innovative aging services and solutions through our CareScout services business with the build-out of our network of long-term care providers (“CareScout Quality Network”), which is currently available in over 30 states. We plan to continue to add providers to the network that meet our quality credentialing standards and agree to negotiated preferred rates. While the initial focus has been with our long-term care insurance policyholders, we believe that over time and with national coverage of the CareScout Quality Network, we can expand the scope of our CareScout services business to additional consumer markets. In addition to the benefits to consumers, the discounts available through the network are expected to potentially further mitigate risk in our legacy long-term care insurance block by reducing claims costs. We aim to prudently scale and diversify our CareScout services business in a way that will leverage our intellectual property, drive claim savings in our legacy long-term care insurance block and drive long-term growth. We are also working to build the foundation necessary to re-enter the long-term care insurance market through our CareScout insurance business.

Enact continues to be a significant driver of value for Genworth, providing $61 million of capital returns to Genworth Holdings in the first quarter of 2024. We believe capital returns from Enact will continue to benefit our shareholders by funding our strategic initiatives, including new CareScout products and services, as well as share repurchases and opportunistic debt reduction. On May 1, 2024, Enact Holdings announced an increase of its next quarterly dividend to $0.185 per share to be paid in June 2024 and a new share repurchase authorization of $250 million. Since the initial authorization of Genworth Financial’s share repurchase program in May 2022 and through April 30, 2024, we have repurchased $434 million worth of shares of Genworth Financial’s common stock. For additional information on our share repurchase program, see “—Liquidity and Capital Resources.” We strive to maintain a disciplined approach in our capital allocation strategy, balancing investments in CareScout growth initiatives with returning value to shareholders.

Financial Strength and Credit Ratings

On March 27, 2024, Moody’s Investors Service, Inc. affirmed the financial strength rating of “A3” of Enact Mortgage Insurance Corporation (“EMICO”) and changed the outlook to positive from stable. On April 12, 2024, Fitch Ratings, Inc. affirmed the financial strength rating of “A-” of EMICO and changed the outlook to positive from stable.

There were no other changes in the financial strength ratings of our insurance subsidiaries or the credit ratings of Genworth Financial and Genworth Holdings subsequent to February 29, 2024, the date we filed our 2023 Annual Report on Form 10-K. For additional information regarding the financial strength ratings of Genworth Financial’s insurance subsidiaries and the credit ratings of Genworth Financial and Genworth Holdings, including their importance to our business, see “Item 1—Ratings” in our 2023 Annual Report on Form 10-K.

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

•

Net investment gains (losses). Net investment gains (losses) consist primarily of realized gains and losses from the sale of our investments, credit losses, and unrealized gains and losses on equity securities, limited partnership investments and derivative instruments. For discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

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

Our expenses consist primarily of the following:

•

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of benefits paid, interest accretion expense and other reserve activity related to future policy benefits for long-term care insurance, life insurance, and fixed and variable annuities, and claim costs incurred related to mortgage insurance products.

•

Liability remeasurement (gains) losses. Liability remeasurement (gains) losses represent changes to the net premium ratio for actual versus expected experience and updates to cash flow assumptions used to measure long-duration traditional and limited-payment insurance contracts.

•

Changes in fair value of market risk benefits and associated hedges. Changes in fair value of market risk benefits and associated hedges consist of fair value changes of market risk benefits (other than changes attributable to instrument-specific credit risk), net of changes in the fair value of non-qualified derivative instruments that support our market risk benefits.

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

•

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs (“DAC”) and intangibles consists primarily of the amortization of capitalized acquisition costs, present value of future profits and capitalized software.

•	Interest expense. Interest expense primarily represents interest related to our borrowings that are incurred at Genworth Holdings or Enact Holdings.

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

The effective tax rates disclosed herein are calculated using whole numbers. As a result, the percentages shown may differ from an effective tax rate calculated using rounded numbers. The annually-determined tax rates and adjustments to each segment’s provision for income taxes are estimates which are subject to review and could change from year to year. For a discussion of the effective tax rates used to record the provision for income taxes for our three operating segments and Corporate and Other, see note 14 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”

•

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents third party ownership interests in income from continuing operations of a consolidated subsidiary.

Consolidated Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$875	$915	$(40)	(4)%
Net investment income	782	787	(5)	(1)%
Net investment gains (losses)	49	(11)	60	NM (1)
Policy fees and other income	158	163	(5)	(3)%

Total revenues	1,864	1,854	10	1%

Benefits and expenses:
Benefits and other changes in policy reserves	1,203	1,176	27	2%
Liability remeasurement (gains) losses	(8)	(15)	7	47%
Changes in fair value of market risk benefits and associated hedges	(23)	17	(40)	NM (1)
Interest credited	125	126	(1)	(1)%
Acquisition and operating expenses, net of deferrals	236	240	(4)	(2)%
Amortization of deferred acquisition costs and intangibles	65	72	(7)	(10)%
Interest expense	30	29	1	3%

Total benefits and expenses	1,628	1,645	(17)	(1)%

Income from continuing operations before income taxes	236	209	27	13%
Provision for income taxes	66	55	11	20%

Income from continuing operations	170	154	16	10%
Loss from discontinued operations, net of taxes	(1)	—	(1)	NM (1)

Net income	169	154	15	10%
Less: net income attributable to noncontrolling interests	30	32	(2)	(6)%

Net income available to Genworth Financial, Inc.’s common stockholders	$139	$122	$17	14%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

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

Use of non-GAAP measures

Reconciliation of net income (loss) to adjusted operating income (loss)

Management uses non-GAAP financial measures entitled “adjusted operating income (loss)” and “adjusted operating income (loss) per share” to evaluate performance and allocate resources. Adjusted operating income (loss) per share is derived from adjusted operating income (loss). We define adjusted operating income (loss) as income (loss) from continuing operations excluding the after-tax effects of income (loss) attributable to noncontrolling interests, net investment gains (losses), changes in fair value of market risk benefits and associated hedges, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, restructuring costs and infrequent or unusual non-operating items. A component of our net investment gains

(losses) is the result of estimated future credit losses, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. We exclude net investment gains (losses), changes in fair value of market risk benefits and associated hedges, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, restructuring costs and infrequent or unusual non-operating items from adjusted operating income (loss) because, in our opinion, they are not indicative of overall operating performance.

While some of these items may be significant components of net income (loss) determined in accordance with U.S. GAAP, we believe that adjusted operating income (loss), and measures that are derived from or incorporate adjusted operating income (loss), including adjusted operating income (loss) per share on a basic and diluted basis, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. Management also uses adjusted operating income (loss), among other key performance indicators, as a basis for determining awards and compensation for senior management and to evaluate performance on a basis comparable to that used by analysts. However, the items excluded from adjusted operating income (loss) have occurred in the past and could, and in some cases will, recur in the future. Adjusted operating income (loss) and adjusted operating income (loss) per share on a basic and diluted basis are not substitutes for net income (loss) or net income (loss) per share on a basic and diluted basis determined in accordance with U.S. GAAP. In addition, our definition of adjusted operating income (loss) may differ from the definitions used by other companies.

Adjustments to reconcile net income (loss) to adjusted operating income (loss) assume a 21% tax rate and are net of the portion attributable to noncontrolling interests. Changes in fair value of market risk benefits and associated hedges are adjusted to exclude changes in reserves, attributed fees and benefit payments.

The following table presents a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2024	2023
Net income available to Genworth Financial, Inc.’s common stockholders	$139	$122
Add: net income attributable to noncontrolling interests	30	32

Net income	169	154
Less: loss from discontinued operations, net of taxes	(1)	—

Income from continuing operations	170	154
Less: net income from continuing operations attributable to noncontrolling interests	30	32

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	140	122
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(50)	11
Changes in fair value of market risk benefits attributable to changes in interest rates, equity markets and associated hedges (2)	(26)	14
(Gains) losses on early extinguishment of debt	(1)	(1)
Expenses related to restructuring	7	3
Taxes on adjustments	15	(5)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$85	$144

(1)	For the three months ended March 31, 2024, net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $1 million.
(2)

Changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(3) million for both the three months ended March 31, 2024 and 2023.

There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

Earnings per share

The following table provides basic and diluted earnings per common share for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2024	2023	2024 vs. 2023
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.32	$0.25	$0.07	28%

Diluted	$0.31	$0.24	$0.07	29%

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.31	$0.25	$0.06	24%

Diluted	$0.31	$0.24	$0.07	29%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.19	$0.29	$(0.10)	(34)%

Diluted	$0.19	$0.29	$(0.10)	(34)%

Weighted-average common shares outstanding:
Basic	443.0	492.3

Diluted	450.3	500.1

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including performance stock units, restricted stock units and other equity-based awards.

The following table presents a summary of adjusted operating income (loss) for our segments and Corporate and Other for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$135	$143	$(8)	(6)%
Long-Term Care Insurance segment	3	23	(20)	(87)%
Life and Annuities segment:
Life insurance	(33)	(27)	(6)	(22)%
Fixed annuities	11	14	(3)	(21)%
Variable annuities	7	9	(2)	(22)%

Life and Annuities segment	(15)	(4)	(11)	NM (1)

Corporate and Other	(38)	(18)	(20)	(111)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$85	$144	$(59)	(41)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

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

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

•	Net income for the three months ended March 31, 2024 and 2023 was $139 million and $122 million, respectively, and adjusted operating income was $85 million and $144 million, respectively.

•	Enact segment

•	Adjusted operating income decreased primarily attributable to a lower reserve release and higher new delinquencies, partially offset by higher net investment income and premiums in the current year.

•	Long-Term Care Insurance segment

•	Adjusted operating income decreased primarily driven by less favorable mortality and lower renewal premiums in the current year.

•	The prior year included an unfavorable cash flow assumption update related to implementation timing of our in-force rate action plan, as well as a legal settlement accrual that did not recur.

•	Life and Annuities segment

•	Life insurance:

•

The adjusted operating loss in our life insurance products increased primarily due to lower premiums and product charges reflecting the runoff of our in-force blocks, partially offset by less unfavorable mortality experience in the current year.

•	Fixed annuities:

•	Adjusted operating income in our fixed annuity products decreased mainly from lower net spreads primarily related to block runoff in the current year.

•	Corporate and Other

•	The adjusted operating loss increased primarily from timing of certain tax related items in the current year and higher expenses related to CareScout growth initiatives.

Significant Developments and Strategic Highlights

Enact segment

•

Mortgage insurance portfolio. Enact’s primary persistency rate of 85% continued to offset the decline in new insurance written, contributing to insurance in-force growth in the first quarter of 2024. New insurance written decreased 20% in the first quarter of 2024 compared to the first quarter of 2023 mostly from a smaller estimated mortgage insurance market and lower estimated market share.

•	Loss performance. Enact recorded a pre-tax reserve release of $54 million during the first quarter of 2024 primarily related to favorable cure performance on delinquencies from early 2023 and prior compared to a pre-tax reserve release of $70 million in the first quarter of 2023 primarily related to favorable cure performance on COVID-19 delinquencies from 2020 and 2021. New primary delinquencies in the first quarter of 2024 increased compared to the first quarter of 2023 primarily due to the aging of large, newer books of business.

•	PMIERs compliance. Enact’s PMIERs sufficiency ratio was 163% or $1,883 million above the PMIERs requirements as of March 31, 2024.

•

Capital returns. Genworth Holdings received $61 million of capital returns from Enact Holdings during the first quarter of 2024. On May 1, 2024, Enact Holdings announced an increase of its next quarterly dividend to $0.185 per share to be paid in June 2024 and a new share repurchase authorization of $250 million.

Long-Term Care Insurance segment

•

In-force rate actions. We estimate that the cumulative economic benefit of approved rate actions in our long-term care insurance multi-year in-force rate action plan since 2012 through the first quarter of 2024 was approximately $28.3 billion, on a net present value basis, as described further below.

•

Claims. We expect higher paid claims in our long-term care insurance business as our blocks age, with peak claim years over a decade away. Paid claims on newer products continue to increase as policyholders approach peak claim age, while claims on our oldest products decline as those policyholders, on average, are past peak claim age. We also expect overall claim costs to continue to increase as the approximately 620,000 insured individuals in our two largest blocks, Choice I and Choice II, with average attained ages of 77 and 74, respectively, reach their peak claim years, approximately age 85.

Capital of U.S. life insurance subsidiaries

•

As of March 31, 2024 and December 31, 2023, the consolidated company action level risk-based capital ratio of our U.S. domiciled life insurance subsidiaries was approximately 314% and 303%, respectively. The increase was primarily attributable to earnings in our long-term care insurance business primarily driven by premium increases and benefit reductions from in-force rate actions and legal settlements, as well as the favorable impacts of seasonally high mortality. The increase was also attributable to earnings in our variable annuity products, including a benefit from the impact of equity market and interest rate performance.

Genworth Financial share repurchase program

•	Genworth Financial executed $63 million of share repurchases in the first quarter of 2024.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Management’s discussion and analysis by segment contains selected operating performance measures including “new insurance written,” “insurance in-force” and “risk in-force,” which are commonly used in the insurance industry as measures of operating performance.

Management regularly monitors and reports new insurance written for our Enact segment as a measure of volume of new business generated in a period. We consider new insurance written to be a measure of our Enact segment’s operating performance because it represents a measure of new sales of mortgage insurance policies during a specified period, rather than a measure of revenues or profitability during that period. Management also regularly monitors and reports insurance in-force and risk in-force for our Enact segment. Insurance in-force is a measure of the aggregate unpaid principal balance as of the respective reporting date for loans insured by our U.S. mortgage insurance subsidiaries. Risk in-force is based on the coverage percentage applied to the estimated current outstanding loan balance. These metrics are presented on a direct basis and exclude reinsurance. We consider insurance in-force and risk in-force to be measures of our Enact segment’s operating performance because they represent measures of the size of its business at a specific date which will generate revenues and profits in a future period, rather than measures of its revenues or profitability during that period.

Management also regularly monitors and reports a loss ratio for our Enact segment, which is the ratio of benefits and other changes in policy reserves to net earned premiums. We consider the loss ratio to be a measure of underwriting performance and helps to enhance the understanding of the operating performance of our Enact segment.

Management regularly monitors and reports on in-force rate actions, including state filing approvals; impacted in-force premiums; weighted-average percentage rate increases approved; and gross incremental premiums approved in our Long-Term Care Insurance segment. We also estimate the cumulative economic benefit of approved rate actions in our long-term care insurance multi-year in-force rate action plan on a net present value basis, discounted at our investment portfolio yield. This is defined as the net present value of historical and future expected premium increases and benefit reductions based on current assumptions as a result of rate increases approved on individual and group long-term care insurance policies. It also includes the net present value of reserve reductions related to legal settlements less cash payments made to policyholders who elect certain reduced benefit options in connection with the legal settlements, referred to as settlement payments. We monitor these selected operating performance measures for in-force rate actions to track our progress on ensuring the continued self-sustainability of our legacy life insurance subsidiaries over time. We consider these in-force rate action metrics to be measures of financial performance and help to enhance the understanding of the operating performance of our Long-Term Care Insurance segment.

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

Macroeconomic environment

During the first quarter of 2024, the U.S. economy faced uncertainty due to continued inflationary pressure, the geopolitical environment and lingering concerns around a possible recession. Mortgage origination activity remained slow during the first quarter of 2024 in response to elevated mortgage rates and sustained low housing supply. Over the past few years, housing affordability has deteriorated due to high interest rates and elevated home prices, only marginally offset by rising median family income, according to the National Association of Realtors Housing Affordability Index. National home prices rose modestly throughout 2023 but remained relatively flat during the first quarter of 2024, according to the Federal Housing Finance Agency (“FHFA”) Monthly Purchase-Only House Price Index.

The unemployment rate was 3.8% in March 2024, compared to 3.7% in December 2023. As of March 31, 2024, the number of unemployed Americans was approximately 6.4 million, and the number of long term unemployed over 26 weeks was approximately 1.2 million.

Forbearance and loss mitigation programs

In response to COVID-19, borrowers were allowed extended forbearance options to temporarily suspend mortgage payments up to 18 months subject to certain limits. Extended forbearance timelines permitted through the Coronavirus Aid Relief and Economic Security Act and government-sponsored enterprises (“GSEs”) COVID-19 servicing-related policies were retired in 2023. Borrowers that meet general hardship and program guidelines continue to have access to standard forbearance policies as a loss mitigation option. In addition, in March 2023, the GSEs announced new loss mitigation programs that allow six-month payment deferrals for borrowers facing financial hardship.

Although it is difficult to predict the future level of reported forbearance and how many of the loans in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer reported forbearances have generally declined. As of March 31, 2024, approximately 1.1% or 10,479 of Enact’s active primary policies were reported in a forbearance plan, of which approximately 26% were reported as delinquent.

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

On October 24, 2022, the FHFA announced its validation and approval of certain credit score models for use by the GSEs and changed the required number of credit reports provided by lenders from all three nationwide consumer reporting agencies to only two. The validation of the new credit scores requires lenders to deliver both credit scores for each loan sold to the GSEs. In February 2024, the FHFA announced that it is targeting the fourth quarter of 2025 for implementation, which will require system and process updates.

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

Mortgage insurance portfolio

New insurance written of $10.5 billion in the first quarter of 2024 decreased 20% compared to the first quarter of 2023 mostly due to a smaller estimated mortgage insurance market and lower estimated market share. Enact’s primary persistency rate was 85% during both the first quarters of 2024 and 2023. Elevated persistency, driven by a large percentage of Enact’s in-force policies with mortgage rates below current rates, continued to offset the decline in new insurance written, leading to an increase in primary insurance in-force of $0.7 billion as compared to December 31, 2023.

Net earned premiums increased in the first quarter of 2024 compared to the first quarter of 2023 primarily driven by insurance in-force growth, partially offset by higher ceded premiums.

Loss experience

Enact’s loss ratio for the three months ended March 31, 2024 and 2023 was 8% and (5)%, respectively. Enact released reserves of $54 million during the first quarter of 2024 primarily related to delinquencies from early 2023 and prior as recent uncertainty in the economic environment has not negatively impacted cure performance to the extent initially expected. During the first quarter of 2023, Enact recorded a reserve release of $70 million largely related to favorable cure performance on COVID-19 delinquencies from 2020 and 2021.

The severity of loss on loans that go to claim may be negatively impacted by the extended forbearance and foreclosure timelines, the associated elevated expenses and the higher loan amount of the recent new delinquencies. These negative influences on loss severity could be mitigated in part by embedded home price appreciation. For loans insured on or after October 1, 2014, Enact’s mortgage insurance policies limit the number of months of unpaid interest and associated expenses that are included in the mortgage insurance claim amount to a maximum of 36 months.

New primary delinquencies in the first quarter of 2024 increased compared to the first quarter of 2023 primarily due to the aging of large, newer books of business. New primary delinquencies of 11,395 contributed $74 million of loss expense in the first quarter of 2024, while Enact incurred $58 million of losses from 9,599 new primary delinquencies in the first quarter of 2023. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions. Approximately 8% of Enact’s primary new delinquencies in the first quarter of 2024 were subject to a forbearance plan compared to 17% in the first quarter of 2023. Due to the declining number of new delinquencies in forbearance, Enact no longer differentiates the expected claim rates applied to new delinquencies in forbearance versus those not in forbearance.

Capital requirements and transactions

As of March 31, 2024, EMICO’s risk-to-capital ratio under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was approximately 11.2:1, compared with a risk-to-capital ratio of 11.6:1 as of December 31, 2023. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.

Under PMIERs, Enact is subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. As of March 31, 2024, Enact had estimated available assets of $4,853 million against $2,970 million net required assets under PMIERs compared to available assets of $5,006 million against $3,119 million net required assets as of December 31, 2023. The sufficiency ratio as of March 31, 2024 was 163% or $1,883 million above the PMIERs requirements, compared to 161% or $1,887 million above the PMIERs requirements as of December 31, 2023. Enact’s PMIERs required assets as of March 31, 2024 and December 31, 2023 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans as defined under PMIERs. The application of the 0.30 multiplier to all eligible delinquencies provided $48 million and $73 million, respectively, of benefit to Enact’s March 31, 2024 and December 31, 2023 PMIERs required assets. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier.

On January 3, 2024, Enact entered into a quota share reinsurance agreement under which it will cede approximately 21% of a portion of its new insurance written in the 2024 book year. On January 30, 2024, Enact executed an excess of loss reinsurance transaction which provides up to $255 million of reinsurance coverage on a portion of current and expected new insurance written for the 2024 book year, effective January 1, 2024. Enact’s third-party reinsurance transactions provided an aggregate of approximately $1,722 million and $1,714 million of PMIERs capital credit as of March 31, 2024 and December 31, 2023, respectively. Enact may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time.

Capital returns

In March 2024, EMICO completed a distribution to Enact Holdings that supports its ability to pay a quarterly dividend. On May 1, 2024, Enact Holdings announced an increase of its next quarterly dividend from $0.16 to $0.185 per share to be paid in June 2024. Future dividend payments are subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial. In addition to Enact’s quarterly dividend program, Enact Holdings announced approval by its board of directors on August 1, 2023 of a share repurchase program which allows for the repurchase of up to an additional $100 million of its common stock, and on May 1, 2024, Enact Holdings announced a new share repurchase authorization of $250 million. Genworth Holdings has agreed to participate in share repurchases in order to maintain its overall ownership at approximately its current level. As the majority shareholder, Genworth Holdings received $61 million of capital returns from Enact Holdings during the first quarter of 2024 comprised of $21 million of quarterly dividends and $40 million of share repurchases.

Returning capital to shareholders, balanced with growth and risk management priorities, remains a priority for Enact Holdings as it looks to enhance shareholder value through time. Future return of capital will be shaped by Enact Holdings’ capital prioritization framework, including supporting its existing policyholders, growing its mortgage insurance business, funding attractive new business opportunities and returning capital to shareholders. Enact Holdings’ total return of capital will also be based on its view of the prevailing and prospective macroeconomic conditions, regulatory landscape and business performance.

Segment results of operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$241	$235	$6	3%
Net investment income	57	46	11	24%
Net investment gains (losses)	(6)	—	(6)	NM (1)

Total revenues	292	281	11	4%

Benefits and expenses:
Benefits and other changes in policy reserves	20	(11)	31	NM (1)
Acquisition and operating expenses, net of deferrals	51	52	(1)	(2)%
Amortization of deferred acquisition costs and intangibles	2	3	(1)	(33)%
Interest expense	13	13	—	—%

Total benefits and expenses	86	57	29	51%

Income from continuing operations before income taxes	206	224	(18)	(8)%
Provision for income taxes	45	49	(4)	(8)%

Income from continuing operations	161	175	(14)	(8)%
Less: net income attributable to noncontrolling interests	30	32	(2)	(6)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	131	143	(12)	(8)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net(2)	5	—	5	NM (1)
Taxes on adjustments	(1)	—	(1)	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$135	$143	$(8)	(6)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	Net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $1 million for the three months ended March 31, 2024.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income decreased primarily attributable to a lower reserve release and higher new delinquencies, partially offset by higher net investment income and premiums in the current year.

Revenues

Premiums increased mostly from higher insurance in-force, partially offset by higher ceded premiums in the current year.

Net investment income increased primarily from higher investment yields and higher average invested assets in the current year.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Benefits and other changes in policy reserves increased largely from a lower reserve release and higher new delinquencies in the current year. Enact released reserves of $54 million during the first quarter of 2024 primarily related to delinquencies from early 2023 and prior as recent uncertainty in the economic environment has not negatively impacted cure performance to the extent initially expected. During the first quarter of 2023, Enact recorded a reserve release of $70 million largely related to favorable cure performance on COVID-19 delinquencies from 2020 and 2021.

Provision for income taxes. The effective tax rate was 21.8% and 21.6% for the three months ended March 31, 2024 and 2023, respectively, generally consistent with the U.S. corporate federal income tax rate.

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

The following table sets forth selected operating performance measures regarding Enact as of and for the dates indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Primary insurance in-force	$263,645	$252,516	$11,129	4%
Risk in-force:
Primary	$67,950	$64,106	$3,844	6%
Pool	67	76	(9)	(12)%

Total risk in-force	$68,017	$64,182	$3,835	6%

New insurance written	$10,526	$13,154	$(2,628)	(20)%

Primary insurance in-force and risk in-force

Primary insurance in-force increased mainly from new insurance written. In addition, primary persistency remained elevated largely as a result of suppressed refinancing activity in the current year due to a large percentage of in-force policies with mortgage rates below current rates. The primary persistency rate was 85% for both the three months ended March 31, 2024 and 2023. Total risk in-force increased largely from higher primary insurance in-force.

New insurance written

New insurance written decreased principally from a smaller estimated mortgage insurance market and lower estimated market share in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for Enact for the dates indicated:

	Three months ended March 31,		Increase (decrease)
	2024	2023	2024 vs. 2023
Loss ratio	8%	(5)%	13%
Expense ratio	22%	23%	(1)%

The loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. The expense ratio is the ratio of general expenses to net earned premiums. Enact’s general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.

The loss ratio increased largely from a lower reserve release and higher new delinquencies in the current year, as discussed above.

The expense ratio decreased primarily driven by higher premiums in the current year.

Mortgage insurance loan portfolio

The following table sets forth selected financial information regarding Enact’s loan portfolio as of March 31:

(Amounts in millions)	2024	2023
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$46,259	$40,776
90.01% to 95.00%	109,566	105,336
85.01% to 90.00%	78,214	73,756
85.00% and below	29,606	32,648

Total	$263,645	$252,516

Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$13,250	$11,545
90.01% to 95.00%	31,881	30,589
85.01% to 90.00%	19,265	18,054
85.00% and below	3,554	3,918

Total	$67,950	$64,106

Primary insurance in-force by FICO(1) score at origination:
Over 760	$111,589	$104,635
740-759	43,155	40,983
720-739	37,068	35,554
700-719	29,679	29,160
680-699	21,628	21,717
660-679(2)	11,316	11,057
640-659	6,109	6,114
620-639	2,488	2,604
<620	613	692

Total	$263,645	$252,516

Primary risk in-force by FICO score at origination:
Over 760	$28,703	$26,480
740-759	11,167	10,418
720-739	9,669	9,126
700-719	7,629	7,406
680-699	5,524	5,481
660-679(2)	2,908	2,809
640-659	1,562	1,549
620-639	632	660
<620	156	177

Total	$67,950	$64,106

(1)	Fair Isaac Company.
(2)	Loans with unknown FICO scores are included in the 660-679 category.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for Enact’s loan portfolio as of the dates indicated:

	March 31, 2024	December 31, 2023	March 31, 2023
Primary insurance:
Insured loans in-force	969,866	974,516	965,544
Delinquent loans	19,492	20,432	18,633
Percentage of delinquent loans (delinquency rate)	2.01%	2.10%	1.93%

Delinquency rates decreased compared to December 31, 2023 primarily from a decrease in total delinquencies mostly driven by cures and paid claims outpacing new delinquencies.

The following tables set forth primary delinquencies, direct primary case reserves and risk in-force by aged missed payment status in Enact’s loan portfolio as of the dates indicated:

	March 31, 2024
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	9,506	$87	$600	14%
4 - 11 payments	6,853	220	468	47%
12 payments or more	3,133	179	197	91%

Total	19,492	$486	$1,265	38%

	December 31, 2023
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,166	$88	$629	14%
4 - 11 payments	6,934	205	469	44%
12 payments or more	3,332	184	200	92%

Total	20,432	$477	$1,298	37%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, incurred but not reported (“IBNR”) and reinsurance reserves.

Reserves as a percentage of risk in-force as of March 31, 2024 remained relatively consistent with December 31, 2023 as long-term delinquencies with higher reserves have continued to cure. The number of loans that are delinquent for 12 months or more has decreased since December 31, 2023 and is more in line with pre-COVID-19 levels. Due to continued forbearance options, foreclosure moratoriums and the uncertainty around the lack of progression through the foreclosure process, there is still uncertainty around the likelihood and timing of delinquencies going to claim.

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

	Percent of primary risk in-force as of March 31, 2024	Percent of direct primary case reserves as of March 31, 2024 (1)	Delinquency rate as of
			March 31, 2024	December 31, 2023	March 31, 2023
By State:
California	13%	12%	2.15%	2.22%	1.99%
Texas	9%	8%	2.08%	2.22%	1.92%
Florida (2)	8%	10%	2.29%	2.39%	2.24%
New York (2)	5%	11%	2.93%	3.05%	2.82%
Illinois (2)	4%	6%	2.57%	2.61%	2.51%
Arizona	4%	3%	1.88%	1.93%	1.68%
Michigan	4%	3%	1.78%	1.94%	1.72%
Georgia	3%	4%	2.32%	2.23%	2.19%
North Carolina	3%	2%	1.46%	1.56%	1.48%
Washington	3%	3%	1.64%	1.77%	1.64%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
(2)	Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

	Percent of primary risk in-force as of March 31, 2024	Percent of direct primary case reserves as of March 31, 2024 (1)	Delinquency rate as of
			March 31, 2024	December 31, 2023	March 31, 2023
By MSA or MD:
Phoenix, AZ MSA	3%	3%	1.93%	2.01%	1.72%
Chicago-Naperville, IL MD	3%	4%	2.91%	2.88%	2.77%
Atlanta, GA MSA	3%	3%	2.49%	2.40%	2.35%
New York, NY MD	2%	7%	3.37%	3.60%	3.51%
Houston, TX MSA	2%	3%	2.48%	2.67%	2.40%
Washington-Arlington, DC MD	2%	2%	1.93%	2.01%	1.79%
Dallas, TX MD	2%	1%	1.79%	1.92%	1.65%
Los Angeles-Long Beach, CA MD	2%	3%	2.32%	2.39%	2.24%
Riverside-San Bernardino, CA MSA	2%	3%	2.78%	2.83%	2.54%
Denver-Aurora-Lakewood, CO MSA	2%	1%	1.27%	1.12%	0.93%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

The following table sets forth the dispersion of Enact’s direct primary case reserves, primary insurance in-force and risk in-force by year of policy origination, and delinquency rate as of March 31, 2024:

(Amounts in millions)	Percent of direct primary case reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total	Delinquency rate
Policy Year
2008 and prior	15%	$5,420	2%	$1,397	2%	8.12%
2009 to 2016	7	7,368	3	1,943	3	3.74%
2017	4	5,015	2	1,324	2	3.41%
2018	6	5,524	2	1,419	2	4.13%
2019	8	13,126	5	3,403	5	2.70%
2020	14	42,183	16	11,181	16	1.67%
2021	22	66,971	25	17,174	25	1.63%
2022	19	58,051	22	14,629	22	1.61%
2023	5	49,556	19	12,810	19	0.67%
2024	—	10,431	4	2,670	4	0.02%

Total portfolio	100%	$263,645	100%	$67,950	100%	2.01%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

Loss reserves in policy years 2008 and prior are outsized compared to their representation of risk in-force. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses Enact will experience on these policy years, they have become a smaller percentage of its total mortgage insurance portfolio. The concentration of loss reserves has shifted to newer book years in line with changes in risk in-force. As of March 31, 2024, Enact’s 2017 and newer policy years represented approximately 95% of its primary risk in-force and 78% of its total direct primary case reserves.

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

Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments as our actual claims experience will emerge over many years, or decades. For example, average claim reserves for new claims have trended higher over time as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts and higher inflation factors going on claim. Although new claim counts on certain of our oldest long-term care insurance blocks of business have reached their peak claim years and will decrease as the blocks run off, we are gaining more experience on the majority of our larger blocks of business and fully expect continued overall growth in new claims as policyholders reach their peak claim years.

Additionally, in our long-term care insurance business, we have observed an increase in the cost of care in part due to elevated inflation. Increases in cost of care have resulted in higher claim payments in our long-term care insurance business, which could have a material adverse impact on our liquidity, results of operations and financial condition if it persists. We will continue to monitor our experience and make changes to our assumptions and methodologies, as appropriate, for our long-term care insurance products. Even small changes in assumptions or small deviations of actual experience from assumptions could have, and in the past have had, material impacts on our reserve levels, results of operations and financial condition.

The impacts of assumption updates and actual versus expected experience will continue to drive volatility in our long-term care insurance results, particularly for our unprofitable capped cohorts. It is important to note that quarterly variations resulting from assumption updates and actual versus expected experience are typically expected to be relatively small compared to the overall size of our liability for future policy benefits of $42.2 billion, at the locked-in discount rate, for our long-term care insurance business as of March 31, 2024.

The financial condition of our long-term care insurance business is also impacted by interest rates. We remeasure our liability for future policy benefits and the related reinsurance recoverables at the single-A bond rate each quarter. As a result, our reported insurance liabilities are sensitive to movements in interest rates, which will likely result in continued volatility to our reserve balances and equity.

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

In addition, we have reached three legal settlements regarding alleged disclosure deficiencies in premium increases for long-term care insurance policies. These legal settlements cover approximately 70% of our long-term care insurance block and have helped accelerate benefit reductions. We began implementing the third and final legal settlement during the second quarter of 2023 and expect that settlement to be materially complete by the end of 2024.

While the legal settlements are similar, the ultimate impact depends on the policyholder election rates and the types of reduced benefits elected. Given our experience with prior settlements, we expect the third legal settlement to result in an overall net favorable economic impact to our long-term care insurance business as it reduces tail risk on these long-duration liabilities.

While we expect renewal premiums to decline over time as the block runs off, benefit reductions elected by policyholders in connection with our in-force rate actions and legal settlements have accelerated that decline. However, we expect this decline to be partially offset by future approved rate actions.

Segment results of operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table sets forth the results of operations relating to our Long-Term Care Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$578	$616	$(38)	(6)%
Net investment income	464	473	(9)	(2)%
Net investment gains (losses)	63	9	54	NM (1)

Total revenues	1,105	1,098	7	1%

Benefits and expenses:
Benefits and other changes in policy reserves	936	944	(8)	(1)%
Liability remeasurement (gains) losses	(16)	(32)	16	50%
Acquisition and operating expenses, net of deferrals	102	119	(17)	(14)%
Amortization of deferred acquisition costs and intangibles	17	18	(1)	(6)%

Total benefits and expenses	1,039	1,049	(10)	(1)%

Income from continuing operations before income taxes	66	49	17	35%
Provision for income taxes	14	18	(4)	(22)%

Income from continuing operations	52	31	21	68%
Adjustments to income from continuing operations:
Net investment (gains) losses	(63)	(9)	(54)	NM (1)
Expenses related to restructuring	1	(1)	2	200%
Taxes on adjustments	13	2	11	NM (1)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$3	$23	$(20)	(87)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income decreased primarily driven by less favorable mortality and lower renewal premiums in the current year. The prior year included an unfavorable cash flow assumption update related to implementation timing of our in-force rate action plan, as well as a legal settlement accrual that did not recur.

Revenues

Premiums, including from in-force rate actions approved and implemented, decreased primarily driven by lower renewal premiums from policy terminations and policies entering paid-up status in the current year.

Net investment income decreased largely from lower income from limited partnerships in the current year.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily from policy terminations, partially offset by aging of the in-force block, including higher interest accretion in the current year.

The liability remeasurement gain decreased mainly due to less favorable mortality in the current year, partially offset by an unfavorable cash flow assumption update related to implementation timing of our in-force rate action plan in the prior year.

Acquisition and operating expenses, net of deferrals, decreased principally from a $13 million accrual for legal settlement costs in the prior year that did not recur.

Provision for income taxes. The effective tax rate was 21.0% and 37.1% for the three months ended March 31, 2024 and 2023, respectively. The decrease in the effective tax rate was primarily attributable to differing levels of ordinary income in relation to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income.

Long-Term Care Insurance selected operating performance measures

Liability remeasurement (gains) losses

We include expectations for benefit reductions related to in-force rate actions and legal settlements as well as settlement payments in our assumptions for the liability for future policy benefits, which have impacted and will continue to impact our reported U.S. GAAP financial results. We update the net premium ratio quarterly for actual versus expected experience; therefore, forecasted cash flow assumptions will be replaced with actual cash flows each quarter with any difference recorded in net income (loss). As a result, variances between actual experience and our expectations for benefit reductions will be reflected in liability remeasurement (gains) losses in our operating results on a quarterly basis.

We experienced quarterly fluctuations in actual to expected experience in 2023 related to the second legal settlement which primarily impacted older, unprofitable capped cohorts, after including this settlement in our 2022 assumptions. However, the third legal settlement, for which we updated cash flow assumptions in the fourth quarter of 2023, impacts profitable uncapped cohorts and has a more muted earnings impact. Overall, we expect the legal settlements to result in a net favorable economic impact to our long-term care insurance business as they reduce tail risk on these long-duration liabilities.

The following table sets forth the pre-tax components of the liability remeasurement (gains) losses for the periods indicated:

	Three months ended March 31,		(Increase) decrease and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Cash flow assumption updates	$(2)	$21	$(23)	(110)%
Actual to expected experience	(14)	(53)	39	74%

Total liability remeasurement (gains) losses	$(16)	$(32)	$16	50%

For additional discussion of the change in liability remeasurement (gains) losses, see the comparison for this line item above in “—Segment results of operations.”

In-force rate actions

As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions in order to ensure the continued self-sustainability of the legacy life insurance subsidiaries over time and reduce the strain on earnings and capital.

The following table sets forth filing approvals as part of our multi-year in-force rate action plan for the periods indicated:

	Three months ended March 31,
(Dollar amounts in millions)	2024	2023
State filings approved	23	23
Impacted in-force premiums	$166	$78
Weighted-average percentage rate increase approved	25%	64%
Gross incremental premiums approved	$41	$50

During the first quarter of 2024, we also submitted five new filings on approximately $41 million in annualized in-force premiums.

The approval process for in-force rate actions and the amount and timing of the premium rate increases and associated benefit reductions approved vary by state and product. In certain states, the decision to approve or disapprove a rate increase can take a significant amount of time, and the approved amount may be phased in over time. After approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s next policy anniversary date. As a result, the benefits of any rate increase are not fully realized until the implementation cycle is complete and are, therefore, expected to be realized over time.

We continue to work closely with the National Association of Insurance Commissioners and state regulators to demonstrate the broad-based need for actuarially justified rate increases in order to pay future claims. Because obtaining actuarially justified rate increases and associated benefit reductions is important to our ability to pay future claims, we will consider litigation against states that decline to approve those actuarially justified rate increases. As of March 31, 2024, we were in litigation with two states that have refused to approve actuarially justified rate increases for certain products.

Life and Annuities segment

Trends and conditions

Many factors can affect the results of our life insurance and annuity products, as further discussed below. Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. We will continue to monitor our experience and assumptions closely and make changes to our assumptions and methodologies, as appropriate, for our life insurance and annuity products. Even small changes in assumptions or small deviations of actual experience from assumptions could have, and in the past have had, material impacts on our reserve levels, results of operations and financial condition. Results of our life insurance and annuity products depend significantly upon the extent to which our actual future experience is consistent with assumptions and methodologies we have used in calculating our reserves. Results of our life insurance and annuity products are also impacted by interest rates. For a discussion of the potential impacts and risks associated with changes in interest rates, see “Item 1A—Risk Factors—Interest rates and changes in rates, including changes in monetary policy to combat inflation, could materially adversely affect our business and profitability” in our 2023 Annual Report on Form 10-K.

We no longer solicit sales of traditional life insurance and annuity products; however, we continue to service our existing retained and reinsured blocks of business.

Life insurance

Results of our life insurance products are impacted primarily by mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors.

Mortality levels may deviate each period from historical trends. We have typically observed seasonally higher mortality during the first quarter as compared to the remaining quarters of the year. However, overall mortality experience was less unfavorable during the first quarter of 2024 compared to the first quarter of 2023 and the fourth quarter of 2023, largely in our universal life insurance products. The updates to our mortality assumptions in the fourth quarter of 2023, which increased expected mortality, also contributed to the less unfavorable mortality experience observed in the first quarter of 2024 compared to expectations. We have experienced unfavorable mortality compared to our then-current and priced-for assumptions in recent years for our universal life insurance block. Reinsurance costs typically increase due to natural aging of the yearly renewable term (“YRT”) reinsured blocks. We have also received some YRT reinsurance premium increases from some of our YRT reinsurance partners that reflect unfavorable mortality.

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

Equity market volatility and interest rate movements have caused fluctuations in the results of our variable annuity products and regulatory capital requirements. In the future, equity market and interest rate performance and volatility could result in additional gains or losses in these products, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table sets forth the results of operations relating to our Life and Annuities segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$53	$62	$(9)	(15)%
Net investment income	254	264	(10)	(4)%
Net investment gains (losses)	(4)	(10)	6	60%
Policy fees and other income	158	163	(5)	(3)%

Total revenues	461	479	(18)	(4)%

Benefits and expenses:
Benefits and other changes in policy reserves	250	246	4	2%
Liability remeasurement (gains) losses	8	17	(9)	(53)%
Changes in fair value of market risk benefits and associated hedges	(23)	17	(40)	NM (1)
Interest credited	125	126	(1)	(1)%
Acquisition and operating expenses, net of deferrals	54	53	1	2%
Amortization of deferred acquisition costs and intangibles	45	51	(6)	(12)%

Total benefits and expenses	459	510	(51)	(10)%

Income (loss) from continuing operations before income taxes	2	(31)	33	106%
Benefit for income taxes	—	(7)	7	100%

Income (loss) from continuing operations	2	(24)	26	108%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	4	10	(6)	(60)%
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges(2)	(26)	14	(40)	NM (1)
Taxes on adjustments	5	(4)	9	NM (1)

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(15)	$(4)	$(11)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)

For the three months ended March 31, 2024 and 2023, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(3) million in each period.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the products included in our Life and Annuities segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$(33)	$(27)	$(6)	(22)%
Fixed annuities	11	14	(3)	(21)%
Variable annuities	7	9	(2)	(22)%

Total adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(15)	$(4)	$(11)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

•

The adjusted operating loss in our life insurance products increased primarily due to lower premiums and product charges reflecting the runoff of our in-force blocks, partially offset by less unfavorable mortality experience in the current year.

•	Adjusted operating income in our fixed annuity products decreased mainly from lower net spreads primarily related to block runoff in the current year.

Revenues

Premiums. The decrease was driven by our life insurance products largely due to the continued runoff of our in-force blocks in the current year.

Net investment income. The decrease was primarily attributable to lower average invested assets driven mostly by block runoff in our fixed annuity products in the current year.

Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Policy fees and other income. The decrease was driven mostly by lower product charges in our life insurance products due to the runoff of our in-force blocks in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance products increased $9 million primarily from a lower favorable change in reserves in our term life insurance products related to block runoff and from aging of the in-force block in our universal life insurance products, partially offset by less unfavorable mortality in the current year.

•	Our fixed annuity products decreased $3 million largely from block runoff in the current year.

Liability remeasurement (gains) losses. The decrease in the loss was driven mostly by less unfavorable mortality in our life insurance products in the current year.

Changes in fair value of market risk benefits and associated hedges

•

Our variable annuity products had a favorable variance of $25 million primarily attributable to a favorable change in the interest rate yield curve, partially offset by higher derivative losses in the current year.

•	Our fixed annuity products had a favorable variance of $15 million primarily driven by higher interest rates in the current year.

Amortization of deferred acquisition costs and intangibles. The decrease was largely due to block runoff in our term life insurance products in the current year.

Benefit for income taxes. The effective tax rate was 21.0% and 22.4% for the three months ended March 31, 2024 and 2023, respectively. The decrease in the effective tax rate was primarily attributable to differing levels of ordinary income in relation to tax benefits from tax favored items.

Life and Annuities selected operating performance measures

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance products as of the dates indicated:

	March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Term and whole life insurance
Life insurance in-force, net of reinsurance	$43,512	$46,964	$(3,452)	(7)%
Life insurance in-force, before reinsurance	$263,727	$292,091	$(28,364)	(10)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$90,054	$91,817	$(1,763)	(2)%
Life insurance in-force, before reinsurance	$90,648	$92,431	$(1,783)	(2)%
Universal life insurance
Life insurance in-force, net of reinsurance	$28,306	$29,475	$(1,169)	(4)%
Life insurance in-force, before reinsurance	$31,831	$33,246	$(1,415)	(4)%

The decrease in insurance in-force in our life insurance products reflects the continued runoff of our in-force blocks.

Corporate and Other

Results of operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$3	$2	$1	50%
Net investment income	7	4	3	75%
Net investment gains (losses)	(4)	(10)	6	60%

Total revenues	6	(4)	10	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	(3)	(3)	—	—%
Acquisition and operating expenses, net of deferrals	29	16	13	81%
Amortization of deferred acquisition costs and intangibles	1	—	1	NM (1)
Interest expense	17	16	1	6%

Total benefits and expenses	44	29	15	52%

Loss from continuing operations before income taxes	(38)	(33)	(5)	(15)%
Provision (benefit) for income taxes	7	(5)	12	NM (1)

Loss from continuing operations	(45)	(28)	(17)	(61)%
Adjustments to loss from continuing operations:
Net investment (gains) losses	4	10	(6)	(60)%
(Gains) losses on early extinguishment of debt	(1)	(1)	—	—%
Expenses related to restructuring	6	4	2	50%
Taxes on adjustments	(2)	(3)	1	33%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(38)	$(18)	$(20)	(111)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss increased primarily from timing of certain tax related items in the current year and higher expenses related to CareScout growth initiatives.

Revenues

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased primarily from higher expenses related to CareScout growth initiatives, as well as higher employee-related expenses in the current year.

The provision for income taxes for the three months ended March 31, 2024 was primarily related to timing of tax adjustments, partially offset by the tax benefit related to the pre-tax loss. The benefit for income taxes for the three months ended March 31, 2023 was largely from the pre-tax loss, partially offset by non-deductible expenses.

Investments and Derivative Instruments

Trends and conditions

Investments

During the three months ended March 31, 2024, our investment portfolio was impacted, and we believe will continue to be impacted, by the following macroeconomic trends:

•	The U.S. Federal Reserve kept interest rates unchanged during the first quarter of 2024 as it continues to monitor inflation.

•

During the first quarter of 2024, both short-term and long-term U.S. Treasury yields increased compared to December 31, 2023. The two-year U.S. Treasury yield remained above the ten-year U.S. Treasury yield as of March 31, 2024, with the differential between the two-year yield and the ten-year yield consistent with the differential as of December 31, 2023.

•	Credit spreads tightened and credit market performance remained strong in the first quarter of 2024 as macroeconomic data continued to support market optimism for a soft economic landing.

•

As of March 31, 2024, our investment portfolio exposure to Israel was immaterial and there has been no impact on our results of operations from the Israel-Hamas conflict. At this time, we do not believe there is a material risk to the valuation of our investment portfolio due to credit losses or direct write-offs that may arise as a result of the conflict.

•	As of March 31, 2024, our fixed maturity securities portfolio, which was 96% investment grade, comprised 75% of our total invested assets and cash.

Derivatives

•	As of March 31, 2024, $1.2 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”).

•

The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of March 31, 2024, we posted initial margin of $70 million to our clearing agents, which represented $35 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings.

•

As of March 31, 2024, $12.4 billion notional of our derivatives portfolio was in bilateral over-the-counter derivative transactions pursuant to which we have posted aggregate independent amounts of $511 million and are holding collateral from counterparties in the amount of $16 million.

Investment results

The following table sets forth information about investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended March 31,				Increase (decrease)
	2024		2023		2024 vs. 2023
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$554	4.4%	$561	0.1%	$(7)
Fixed maturity securities—non-taxable	10.8%	1	4.6%	1	6.2%	—
Equity securities	1.9%	2	2.3%	2	(0.4)%	—
Commercial mortgage loans	4.4%	75	4.4%	76	—%	(1)
Policy loans	10.5%	58	10.3%	55	0.2%	3
Limited partnerships (1)	2.8%	20	4.7%	28	(1.9)%	(8)
Other invested assets (2)	47.7%	68	51.6%	68	(3.9)%	—
Cash, cash equivalents, restricted cash and short-term investments	5.1%	27	4.0%	18	1.1%	9

Gross investment income before expenses and fees	5.0%	805	5.0%	809	—%	(4)
Expenses and fees	(0.1)%	(23)	(0.1)%	(22)	—%	(1)

Net investment income	4.9%	$782	4.9%	$787	—%	$(5)

Average invested assets and cash		$64,265		$64,768		$(503)

(1)	Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

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

Annualized weighted-average investment yields were unchanged; however, net investment income decreased slightly primarily due to lower average invested assets.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2024	2023
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$7	$3
Realized losses	(29)	(19)

Net realized gains (losses) on available-for-sale fixed maturity securities	(22)	(16)
Net realized gains (losses) on equity securities sold	—	—

Total net realized investment gains (losses)	(22)	(16)

Net change in allowance for credit losses on available-for-sale fixed maturity securities	—	(15)
Net unrealized gains (losses) on equity securities still held	32	11
Net unrealized gains (losses) on limited partnerships	43	—
Commercial mortgage loans	(2)	(2)
Derivative instruments	1	12
Other	(3)	(1)

Net investment gains (losses)	$49	$(11)

•

The three months ended March 31, 2024 included $43 million of net unrealized gains on limited partnerships driven by favorable private equity market performance. We also recorded $21 million of higher net unrealized gains on equity securities during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 driven by more favorable equity market performance. During the three months ended March 31, 2023, we recorded an allowance for credit losses on available for sale fixed-maturity securities of $15 million.

•

We had $11 million of lower net gains related to derivatives during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily attributable to losses from forward bond purchase commitments in the current year, as well as higher losses associated with our fixed indexed annuity embedded derivatives.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	March 31, 2024		December 31, 2023
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Available-for-sale fixed maturity securities:
Public	$31,412	51%	$32,189	51%
Private	14,653	24	14,592	24
Equity securities	427	1	396	1
Commercial mortgage loans, net	6,719	11	6,802	10
Policy loans	2,219	4	2,220	4
Limited partnerships	2,949	5	2,821	5
Other invested assets	683	1	731	1
Cash, cash equivalents and restricted cash	1,952	3	2,215	4

Total cash, cash equivalents and invested assets	$61,014	100%	$61,966	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for these line items under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity and equity securities, limited partnerships, derivatives, embedded derivatives and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of March 31, 2024, approximately 7% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	March 31, 2024		December 31, 2023
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Bank loan investments	$520	76%	$529	72%
Derivatives	107	16	131	18
Short-term investments	10	1	27	4
Other investments	46	7	44	6

Total other invested assets	$683	100%	$731	100%

Derivatives decreased largely from an increase in interest rates in the current year. Short-term investments decreased from maturities and sales in the current year.

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

(Notional in millions)	Measurement	December 31, 2023	Additions	Maturities/ terminations	March 31, 2024
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,975	$231	$(101)	$9,105
Foreign currency swaps	Notional	131	13	—	144
Forward bond purchase commitments	Notional	1,075	934	—	2,009

Total cash flow hedges		10,181	1,178	(101)	11,258

Total derivatives designated as hedges		10,181	1,178	(101)	11,258

Derivatives not designated as hedges
Equity index options	Notional	702	178	(209)	671
Financial futures	Notional	1,251	1,191	(1,268)	1,174
Forward bond purchase commitments	Notional	500	—	—	500

Total derivatives not designated as hedges		2,453	1,369	(1,477)	2,345

Total derivatives		$12,634	$2,547	$(1,578)	$13,603

(Number of policies)	Measurement	December 31, 2023	Additions	Maturities/ terminations	March 31, 2024
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	5,826	—	(272)	5,554
Indexed universal life embedded derivatives	Policies	749	—	(12)	737

The increase in the notional value of derivatives was primarily attributable to the addition of forward bond purchase commitments and interest rate swaps that support our long-term care and universal life insurance businesses, partially offset by a decrease in financial futures that support our variable annuity products.

The number of policies with embedded derivatives decreased as these products are no longer being offered and continue to runoff.

Consolidated Balance Sheets

Total assets. Total assets decreased $1,625 million from $90,817 million as of December 31, 2023 to $89,192 million as of March 31, 2024.

•

Invested assets decreased $689 million primarily attributable to decreases of $716 million in fixed maturity securities and $83 million in commercial mortgage loans, partially offset by an increase of $128 million in limited partnerships. The decrease in fixed maturity securities was predominantly related to higher interest rates reducing the fair value of our fixed maturity investment portfolio and from net sales and maturities in the current year. Commercial mortgage loans decreased mostly due to payments outpacing originations, and limited partnerships increased largely from capital calls in the current year.

•

Cash and cash equivalents decreased $263 million largely due to net withdrawals from our investment contracts, settlements of derivatives that support our variable annuity products with guaranteed minimum benefits and repurchases of Genworth Financial’s common stock in the current year, partially offset by net sales and maturities of fixed maturity securities.

•	Reinsurance recoverable decreased $737 million primarily due to an increase in the single-A interest rate used to discount the reinsurance recoverable and from the runoff of certain ceded products.

•

Deferred tax asset decreased $113 million principally from a reduction in insurance reserves and the related reinsurance recoverables due to an increase in the single-A interest rate, partially offset by an increase in net unrealized losses on investments due to rising interest rates in the current year.

•

Separate account assets (and liabilities) increased $136 million primarily driven by favorable equity market performance, partially offset by surrenders, withdrawals and benefit payments in the current year.

Total liabilities. Total liabilities decreased $2,169 million from $82,482 million as of December 31, 2023 to $80,313 million as of March 31, 2024.

•

The liability for future policy benefits decreased $2,110 million primarily from an increase in the single-A interest rate used to discount the liability for future policy benefits and from the runoff of our life insurance and annuity products in the current year.

•	Policyholder account balances decreased $225 million largely driven by surrenders, withdrawals and benefit payments in our fixed annuity products in the current year.

•	Market risk benefit liabilities decreased $97 million mostly related to favorable equity market performance and interest rate changes in the current year.

Total equity. Total equity increased $544 million from $8,335 million as of December 31, 2023 to $8,879 million as of March 31, 2024.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $139 million for the three months ended March 31, 2024.

•

Unrealized gains (losses) on investments and derivatives qualifying as hedges decreased total equity by $485 million and $161 million, respectively, primarily due to an increase in interest rates in the current year.

•

Change in the discount rate used to measure future policy benefits increased total equity by $1,105 million largely attributable to an increase in the single-A interest rate used to discount the liability for future policy benefits and the related reinsurance recoverables in the current year.

•

Treasury stock increased $63 million due to the repurchase of Genworth Financial’s common stock, at cost, including excise taxes and other costs paid in connection with acquiring the shares, resulting in a decrease to total equity in the current year.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Overview of cash flows—Genworth and subsidiaries

The following table sets forth our unaudited condensed consolidated cash flows for the three months ended March 31:

(Amounts in millions)	2024	2023
Net cash from (used by) operating activities	$(107)	$17
Net cash from investing activities	143	364
Net cash used by financing activities	(299)	(428)

Net decrease in cash and cash equivalents	$(263)	$(47)

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

We had net cash outflows related to operating activities in the current year compared to net inflows in the prior year primarily from settlements of derivatives that support our variable annuity products with guaranteed minimum benefits and lower premiums collected in our long-term care insurance business.

Net cash inflows from investing activities were lower in the current year mainly due to lower net sales and maturities of fixed maturity securities, partially offset by lower capital calls on limited partnerships.

Net cash outflows used by financing activities were lower in the current year primarily due to lower net withdrawals from our investment contracts.

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

Management’s focus is predominantly on Genworth Holdings’ liquidity given it is the issuer of our outstanding public debt. We manage our U.S. life insurance subsidiaries on a standalone basis and accordingly, do not expect to receive any dividends or other returns of capital from them. Therefore, our liquidity at the holding company level is highly dependent on the performance of Enact Holdings, its capacity to maintain sufficient cash to pay its debt maturities and other obligations when due and its ability to pay timely dividends and other forms of capital returns to Genworth Holdings as anticipated. Genworth Financial has the right to appoint a majority of directors to the board of directors of Enact Holdings; however, actions taken by Enact Holdings and its board of directors are subject to and may be limited by the interests of Enact Holdings, including but not limited to, its use of capital for growth opportunities and regulatory requirements. Future dividends will be subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial and will also be dependent on a variety of economic, market and business conditions, among other considerations. In addition, insurance laws and regulations regulate the payment of dividends and other distributions to Genworth Financial and Genworth Holdings by their insurance subsidiaries.

On May 1, 2024, Enact Holdings announced an increase of its next quarterly dividend from $0.16 to $0.185 per share to be paid in June 2024. In addition to its quarterly cash dividend program, on August 1, 2023, Enact Holdings announced the approval by its board of directors of a share repurchase program under which Enact Holdings may repurchase up to $100 million of its outstanding common stock. On May 1, 2024, Enact Holdings announced a new share repurchase authorization of $250 million. Genworth Holdings has agreed to participate in order to maintain its overall ownership at approximately its current level. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Enact Holdings’ stock price and trading volume, and general business and market conditions, among other factors.

As the majority shareholder, Genworth Holdings received $61 million of capital returns from Enact Holdings in the first quarter of 2024. Enact Holdings’ capital allocation strategy includes supporting its existing policyholders, growing its mortgage insurance business, funding attractive new business opportunities and returning capital to its shareholders. Enact Holdings’ total return of capital will be based on this strategy as well as its view of the prevailing and prospective macroeconomic conditions, regulatory landscape and business performance.

On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under its existing share repurchase program that began in May 2022. Pursuant to the program, during the first quarter of 2024, Genworth Financial repurchased 10,240,670 shares of its common stock at an average price of $6.17 per share for a total of $63 million. Genworth Financial also authorized repurchases under its share repurchase program through a Rule 10b5-1 trading plan under which 1,933,444 shares of its common stock were repurchased in April 2024 for $12 million, leaving approximately $266 million remaining authorization under the share repurchase program as of April 30, 2024. Further repurchases under the program will continue to be funded from holding company capital, as well as future cash flow generation, including expected future capital returns from Enact Holdings. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through

Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.

Our future use of liquidity and capital will prioritize future strategic investments in CareScout and returning capital to Genworth Financial’s shareholders through share repurchases. We expect to continue to provide capital to CareScout to advance our strategic priority to develop innovative aging services and solutions. We may also from time to time seek to repurchase or redeem outstanding debt (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise.

Genworth Holdings had $253 million and $350 million of unrestricted cash and cash equivalents as of March 31, 2024 and December 31, 2023, respectively. The decrease was principally driven by annual employee benefit payments that are expected to be offset by subsidiary expense arrangements during 2024, repurchases of Genworth Financial’s common stock and debt interest payments, partially offset by capital returns from Enact Holdings. We believe Genworth Holdings’ unrestricted cash and cash equivalents provide sufficient liquidity to meet its financial obligations over the next twelve months. However, we expect the amount of intercompany cash tax payments retained by Genworth Holdings from its subsidiaries to be lower starting in 2024 as compared to the amounts received during 2023. We also expect Genworth Holdings’ liquidity to continue to be impacted by the amounts and timing of Genworth Financial’s share repurchases as well as future dividends and other forms of capital returns from Enact Holdings.

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

Capital resources and financing activities

Our current capital resource plans do not include any additional debt offerings by Genworth Holdings or minority sales of Enact Holdings. The availability of additional capital resources will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, credit ratings and the performance of and outlook for Enact Holdings and the payment of dividends and other returns of capital therefrom.

During the first quarter of 2024, Genworth Holdings repurchased $6 million principal amount of its floating rate junior subordinated notes due in 2066 for a pre-tax gain of $1 million and paid accrued interest thereon. As of March 31, 2024, Genworth Holdings had $850 million principal of outstanding debt, with no maturities due until June 2034.

As of March 31, 2024, Enact Holdings had a credit facility that remained undrawn and $750 million principal amount of senior notes due in August 2025. Enact Holdings continually evaluates opportunities based upon market conditions to further increase its financial flexibility including through raising additional capital, restructuring or refinancing some or all of its outstanding debt or pursuing other options such as reinsurance or credit risk transfer transactions. There can be no guarantee that any such opportunities will be available on favorable terms or at all. Other than its senior notes due in August 2025, Enact Holdings has no material outstanding debt obligations that are expected to affect its liquidity over the next five years. We believe that the operating cash flows generated by Enact Holdings’ mortgage insurance subsidiaries will provide the funds necessary to satisfy its claim payments, operating expenses and taxes.

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

Given the challenging macroeconomic environment in 2023 and through the first quarter of 2024, employee costs were higher driven in part by wage inflation, the competitive labor market and low labor participation. Additionally, in our long-term care insurance business, we have observed an increase in the cost of care due in part to elevated inflation. These inflationary pressures have not had a significant impact on our liquidity to date; however, if these conditions persist for a long period of time, they could have a material adverse impact on our liquidity, results of operations and financial condition. We will continue to monitor macroeconomic trends, including inflation, to help mitigate any potential adverse impacts to our liquidity. We also expect overall claim costs to continue to increase over time in our long-term care insurance business as our blocks age, with peak claim years over a decade away.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are typically matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are typically matched with fixed maturity securities that have short-and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of March 31, 2024, our total cash, cash equivalents and invested assets were $61.0 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, bank loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 44% of the carrying value of our total cash, cash equivalents and invested assets as of March 31, 2024.

Off-balance sheet commitments, guarantees and contractual obligations

As of March 31, 2024, we were committed to fund $1,449 million in limited partnership investments, $119 million of bank loan investments, $28 million in commercial mortgage loan investments and $21 million in private placement investments.

As of March 31, 2024, there have been no material additions or changes to guarantees provided by Genworth Financial and Genworth Holdings or to our contractual obligations as compared to the amounts disclosed within our 2023 Annual Report on Form 10-K filed on February 29, 2024.

Supplemental Condensed Consolidating Financial Information

Genworth Financial provides a full and unconditional guarantee to the trustee and holders of Genworth Holdings’ outstanding senior and subordinated notes (registered securities under the Securities Act of 1933), on an unsecured unsubordinated and subordinated basis, respectively, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, the outstanding senior and subordinated notes and their respective indentures. Genworth Holdings is a direct, 100% owned subsidiary of Genworth Financial.

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

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, equity prices and foreign currency exchange rates. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. There were no material changes in our market risks since December 31, 2023. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions, including changes in interest rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2024

During the three months ended March 31, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
See note 16 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.

Item 1A.	Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2023 Annual Report on Form 10-K, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Common Stock
The following table sets forth information regarding Genworth Financial’s share repurchases during the three months ended March 31, 2024:

(Dollar amounts in millions, except share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar amount of shares that may yet be purchased under the program (1)
January 1, 2024 through January 31, 2024	2,231,991	$6.15	2,231,991	$328
February 1, 2024 through February 29, 2024	4,808,584	$6.13	4,808,584	$298
March 1, 2024 through March 31, 2024	3,200,095	$6.25	3,200,095	$278

Total	10,240,670		10,240,670

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
During the three months ended March 31, 2024, no directors or officers of Genworth adopted or terminated any contract, instruction or written plan for the purchase or sale of Genworth’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” as defined under the securities laws.

Item 6.	Exhibits

Number	Description

10.1§	Form of 2024-2026 Restricted Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

10.2§	Form of 2024-2026 Performance Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Jerome T. Upton (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Jerome T. Upton (filed herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

§	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: May 3, 2024

	By:	/s/ Darren W. Woodell
Darren W. Woodell Vice President and Controller (Principal Accounting Officer)