Form 10-Q
period 2024-06-30
GENWORTH FINANCIAL INC
filed 2024-08-02
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
26
, 2024, 432,029,640 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value and share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $48,998 and $49,365, respectively, and allowance for credit losses of $— and $7, respectively, as of June 30, 2024 and December 31, 2023)	$45,233	$46,781
Equity securities, at fair value	435	396
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4 as of June 30, 2024 and December 31, 2023)	6,692	6,829
Less: Allowance for credit losses	(30)	(27)

Commercial mortgage loans, net	6,662	6,802
Policy loans	2,359	2,220
Limited partnerships	2,968	2,821
Other invested assets	702	731

Total investments	58,359	59,751
Cash, cash equivalents and restricted cash	1,932	2,215
Accrued investment income	549	647
Deferred acquisition costs	1,884	1,988
Intangible assets	197	198
Reinsurance recoverable	17,739	19,054
Less: Allowance for credit losses	(26)	(29)

Reinsurance recoverable, net	17,713	19,025
Other assets	518	489
Deferred tax asset	1,784	1,952
Market risk benefit assets	54	43
Separate account assets	4,553	4,509

Total assets	$87,543	$90,817

Liabilities and equity
Liabilities:
Future policy benefits	$53,774	$57,655
Policyholder account balances	15,047	15,540
Market risk benefit liabilities	500	625
Liability for policy and contract claims	649	652
Unearned premiums	130	149
Other liabilities	1,973	1,768
Long-term borrowings	1,564	1,584
Separate account liabilities	4,553	4,509

Total liabilities	78,190	82,482

Commitments and contingencies (Note 17)
Equity:
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 606,303,648 and 603,151,611 shares issued as of June 30, 2024 and December 31, 2023, respectively; 434,010,505 and 446,823,204 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	11,880	11,884
Accumulated other comprehensive income (loss)	(1,687)	(2,555)
Retained earnings	1,428	1,213
Treasury stock, at cost (172,293,143 and 156,328,407 shares as of June 30, 2024 and December 31, 2023, respectively)	(3,163)	(3,063)

Total Genworth Financial, Inc.’s stockholders’ equity	8,459	7,480
Noncontrolling interests	894	855

Total equity	9,353	8,335

Total liabilities and equity	$87,543	$90,817

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
Premiums	$855	$902	$1,730	$1,817
Net investment income	808	785	1,590	1,572
Net investment gains (losses)	(61)	39	(12)	28
Policy fees and other income	167	166	325	329

Total revenues	1,769	1,892	3,633	3,746

Benefits and expenses:
Benefits and other changes in policy reserves	1,151	1,175	2,354	2,351
Liability remeasurement (gains) losses	39	70	31	55
Changes in fair value of market risk benefits and associated hedges	(8)	(19)	(31)	(2)
Interest credited	125	126	250	252
Acquisition and operating expenses, net of deferrals	229	226	465	466
Amortization of deferred acquisition costs and intangibles	60	64	125	136
Interest expense	30	29	60	58

Total benefits and expenses	1,626	1,671	3,254	3,316

Income from continuing operations before income taxes	143	221	379	430
Provision for income taxes	32	55	98	110

Income from continuing operations	111	166	281	320
Income (loss) from discontinued operations, net of taxes	(1)	2	(2)	2

Net income	110	168	279	322
Less: net income attributable to noncontrolling interests	34	31	64	63

Net income available to Genworth Financial, Inc.’s common stockholders	$76	$137	$215	$259

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.18	$0.28	$0.49	$0.53

Diluted	$0.17	$0.28	$0.49	$0.53

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.17	$0.29	$0.49	$0.54

Diluted	$0.17	$0.29	$0.48	$0.53

Weighted-average common shares outstanding:
Basic	436.4	473.2	439.7	482.7

Diluted	440.7	478.1	445.5	489.1

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$110	$168	$279	$322
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(427)	(567)	(913)	358
Net unrealized gains (losses) on securities with an allowance for credit losses	—	6	—	—
Derivatives qualifying as hedges	(119)	(120)	(280)	(46)
Change in discount rate used to measure future policy benefits	958	664	2,063	(561)
Change in instrument-specific credit risk of market risk benefits	—	—	2	1
Foreign currency translation and other adjustments	(5)	4	(5)	8

Total other comprehensive income (loss)	407	(13)	867	(240)

Total comprehensive income	517	155	1,146	82
Less: comprehensive income attributable to noncontrolling interests	34	26	63	70

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$483	$129	$1,083	$12

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)
(Unaudited)

	Three months ended June 30, 2024
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of March 31, 2024	$1	$11,873	$(2,094)	$1,352	$(3,126)	$8,006	$873	$8,879
Repurchase of subsidiary shares	—	—	—	—	—	—	(9)	(9)
Comprehensive income:
Net income	—	—	—	76	—	76	34	110
Other comprehensive income, net of taxes	—	—	407	—	—	407	—	407

Total comprehensive income						483	34	517
Treasury stock acquired in connection with share repurchases	—	—	—	—	(37)	(37)	—	(37)
Dividends to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Stock-based compensation expense and exercises and other	—	7	—	—	—	7	1	8

Balances as of June 30, 2024	$1	$11,880	$(1,687)	$1,428	$(3,163)	$8,459	$894	$9,353

	Three months ended June 30, 2023
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of March 31, 2023	$1	$11,863	$(2,853)	$1,261	$(2,833)	$7,439	$793	$8,232
Repurchase of subsidiary shares	—	—	—	—	—	—	(8)	(8)
Comprehensive income (loss):
Net income	—	—	—	137	—	137	31	168
Other comprehensive loss, net of taxes	—	—	(8)	—	—	(8)	(5)	(13)

Total comprehensive income						129	26	155
Treasury stock acquired in connection with share repurchases	—	—	—	—	(114)	(114)	—	(114)
Dividends to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Stock-based compensation expense and exercises and other	—	6	—	—	—	6	1	7

Balances as of June 30, 2023	$1	$11,869	$(2,861)	$1,398	$(2,947)	$7,460	$807	$8,267

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY, CONTINUED
(Amounts in millions)
(Unaudited)

	Six months ended June 30, 2024
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2023	$1	$11,884	$(2,555)	$1,213	$(3,063)	$7,480	$855	$8,335
Repurchase of subsidiary shares	—	—	—	—	—	—	(18)	(18)
Comprehensive income (loss):
Net income	—	—	—	215	—	215	64	279
Other comprehensive income (loss), net of taxes	—	—	868	—	—	868	(1)	867

Total comprehensive income						1,083	63	1,146
Treasury stock acquired in connection with share repurchases	—	—	—	—	(100)	(100)	—	(100)
Dividends to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Stock-based compensation expense and exercises and other	—	(4)	—	—	—	(4)	4	—

Balances as of June 30, 2024	$1	$11,880	$(1,687)	$1,428	$(3,163)	$8,459	$894	$9,353

	Six months ended June 30, 2023
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2022	$1	$11,869	$(2,614)	$1,139	$(2,764)	$7,631	$755	$8,386
Repurchase of subsidiary shares	—	—	—	—	—	—	(12)	(12)
Comprehensive income (loss):
Net income	—	—	—	259	—	259	63	322
Other comprehensive income (loss), net of taxes	—	—	(247)	—	—	(247)	7	(240)

Total comprehensive income						12	70	82
Treasury stock acquired in connection with share repurchases	—	—	—	—	(183)	(183)	—	(183)
Dividends to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Stock-based compensation expense and exercises and other	—	—	—	—	—	—	3	3

Balances as of June 30, 2023	$1	$11,869	$(2,861)	$1,398	$(2,947)	$7,460	$807	$8,267

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from (used by) operating activities:
Net income	$279	$322
Less (income) loss from discontinued operations, net of taxes	2	(2)
Adjustments to reconcile net income to net cash from (used by) operating activities:
Amortization of fixed maturity securities discounts and premiums	(64)	(58)
Net investment (gains) losses	12	(28)
Changes in fair value of market risk benefits and associated hedges	(31)	(2)
Charges assessed to policyholders	(285)	(291)
Amortization of deferred acquisition costs and intangibles	125	136
Deferred income taxes	(50)	107
Derivative instruments, limited partnerships and other	(263)	(222)
Long-term incentive compensation expense	25	25
Change in certain assets and liabilities:
Accrued investment income and other assets	(98)	(66)
Insurance reserves	273	525
Current tax liabilities	97	—
Other liabilities, policy and contract claims and other policy-related balances	(122)	(169)
Cash used by operating activities—discontinued operations	—	(2)

Net cash from (used by) operating activities	(100)	275

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	1,320	1,144
Commercial mortgage loans	267	269
Limited partnerships and other invested assets	108	67
Proceeds from sales of investments:
Fixed maturity and equity securities	1,718	1,289
Purchases and originations of investments:
Fixed maturity and equity securities	(2,627)	(1,443)
Commercial mortgage loans	(129)	(113)
Limited partnerships and other invested assets	(283)	(301)
Short-term investments, net	15	(7)
Policy loans, net	47	32
Other	(35)	(20)

Net cash from investing activities	401	917

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	272	303
Withdrawals from universal life and investment contracts	(677)	(893)
Proceeds from issuance of long-term debt	750	—
Debt issuance costs	(7)	—
Repayment and repurchase of long-term debt	(776)	(11)
Repurchase of subsidiary shares	(18)	(12)
Treasury stock acquired in connection with share repurchases	(99)	(181)
Dividends paid to noncontrolling interests	(10)	(9)
Other, net	(19)	(15)

Net cash used by financing activities	(584)	(818)

Net change in cash, cash equivalents and restricted cash	(283)	374
Cash, cash equivalents and restricted cash at beginning of period	2,215	1,799

Cash, cash equivalents and restricted cash at end of period	$1,932	$2,173

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
We manage our business through the following three reportable segments:

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

In addition to our three reportable segments, we also have Corporate and Other, which includes debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, and eliminations of inter-segment transactions. Corporate and Other also includes the results of other businesses that are not individually reportable, such as certain international businesses and start-up
results of our CareScout business related to our senior care growth initiatives.
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission. Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2023 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.
On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under the existing share repurchase program that began in May 2022. Pursuant to the program, during the six months ended June 30, 2024, Genworth Financial repurchased 15,964,736 shares of its common stock at an average price of $6.21 per share for a total cost of $100 million, including excise taxes and other costs paid in connection with acquiring the shares. The repurchased shares were recorded at cost and presented as treasury stock in a separate caption in equity in our condensed consolidated balance sheets. Genworth Financial also authorized repurchases under the share repurchase program through a Rule
10b5-1
trading plan under which 1,991,396 shares of its common stock were repurchased in July 2024 at an average price of $6.03 per share for a total of $12 million, leaving approximately $230 million available for repurchase under the program as of July 31, 2024. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including through Rule
10b5-1
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
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued new accounting guidance to improve income tax disclosures. The guidance requires annual disclosure of specific categories in the income tax rate reconciliation, separate disclosure of additional information related to reconciling items that meet a quantitative threshold and additional disclosures about income taxes paid, among other qualitative and quantitative disclosure improvements. This guidance is effective for us for annual reporting periods beginning on January 1, 2025 using the prospective method, with early adoption permitted, which we do not intend to elect. The guidance will have no impact on our consolidated financial statements but will require expanded annual disclosures. We are currently evaluating the impact the guidance may have on our processes, controls and disclosures.
In November 2023, the FASB issued new accounting guidance to improve reportable segment disclosures. The guidance requires annual and interim disclosure of significant segment expenses regularly provided to the Chief Operating Decision Maker (“CODM”) and other segment items. The guidance also requires disclosures about a segment’s profit or loss and assets, currently only required annually, to be disclosed on an interim basis. Under the new accounting guidance, public entities may disclose multiple measures of a segment’s profit or loss, as long as all disclosed measures are used by the CODM for purposes of assessing performance and allocating resources and at least one of the reported measures is that which management believes to be most consistent with U.S. GAAP

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

measurement principles. This guidance is effective for us for annual reporting periods beginning on January 1, 2024 and interim reporting periods beginning on January 1, 2025 using the retrospective method, with early adoption permitted, which we do not intend to elect. The guidance will have no impact on our consolidated financial statements but will require expanded disclosures for the annual period ended December 31, 2024 and interim periods thereafter, which we are in the process of developing. We continue to evaluate the full impact the guidance will have on our processes, controls and disclosures.
(3) Earnings Per Share
Basic and diluted earnings per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2024	2023	2024	2023
Weighted-average common shares used in basic earnings per share calculations	436.4	473.2	439.7	482.7
Potentially dilutive securities:
Performance stock units, restricted stock units and other equity-based awards	4.3	4.9	5.8	6.4

Weighted-average common shares used in diluted earnings per share calculations	440.7	478.1	445.5	489.1

Income from continuing operations:
Income from continuing operations	$111	$166	$281	$320
Less: net income from continuing operations attributable to noncontrolling interests	34	31	64	63

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$77	$135	$217	$257

Basic per share	$0.18	$0.28	$0.49	$0.53

Diluted per share	$0.17	$0.28	$0.49	$0.53

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$(1)	$2	$(2)	$2

Basic per share	$—	$0.01	$—	$0.01

Diluted per share	$—	$0.01	$—	$0.01

Net income:
Income from continuing operations	$111	$166	$281	$320
Income (loss) from discontinued operations, net of taxes	(1)	2	(2)	2

Net income	110	168	279	322
Less: net income attributable to noncontrolling interests	34	31	64	63

Net income available to Genworth Financial, Inc.’s common stockholders	$76	$137	$215	$259

Basic per share (1)	$0.17	$0.29	$0.49	$0.54

Diluted per share (1)	$0.17	$0.29	$0.48	$0.53

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2024	2023	2024	2023
Fixed maturity securities—taxable	$571	$567	$1,125	$1,128
Fixed maturity securities—non-taxable	—	1	1	2
Equity securities	3	3	5	5
Commercial mortgage loans	75	75	150	151
Policy loans	56	54	114	109
Limited partnerships	36	17	56	45
Other invested assets	67	70	135	138
Cash, cash equivalents, restricted cash and short-term investments	25	22	52	40

Gross investment income before expenses and fees	833	809	1,638	1,618
Expenses and fees	(25)	(24)	(48)	(46)

Net investment income	$808	$785	$1,590	$1,572

(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2024	2023	2024	2023

Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$21	$18	$28	$21
Realized losses	(40)	(48)	(69)	(67)

Net realized gains (losses) on available-for-sale fixed maturity securities	(19)	(30)	(41)	(46)
Net realized gains (losses) on equity securities sold	—	(1)	—	(1)

Total net realized investment gains (losses)	(19)	(31)	(41)	(47)

Net change in allowance for credit losses on available-for-sale fixed maturity securities	7	11	7	(4)
Write-down of available-for-sale fixed maturity securities (1)	—	(1)	—	(1)
Net unrealized gains (losses) on equity securities still held	12	21	44	32
Net unrealized gains (losses) on limited partnerships	(52)	40	(9)	40
Commercial mortgage loans	(1)	—	(3)	(2)
Derivative instruments (2)	(8)	(1)	(7)	11
Other	—	—	(3)	(1)

Net investment gains (losses)	$(61)	$39	$(12)	$28

(1)	Represents write-down of securities deemed uncollectible or that we intend to sell or will be required to sell prior to recovery of the amortized cost basis.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

See Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale fixed maturity securities.
The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity securities as of and for the three and six months ended June 30, 2024:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance

Fixed maturity securities:
Commercial mortgage-backed	$7	$—	$—	$(7)	$—	$—	$—	$—

Total available-for-sale fixed maturity securities	$7	$—	$—	$(7)	$—	$—	$—	$—

The following
table
represents the allowance for
credit lo
sses aggregated by security type for
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	June 30, 2024	December 31, 2023
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses	$(3,765)	$(2,577)
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses	—	—
Adjustments to policyholder contract balances	79	52
Income taxes, net	600	352

Net unrealized investment gains (losses)	(3,086)	(2,173)
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	(44)	(43)

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(3,042)	$(2,130)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2024	2023	2024	2023
Beginning balance	$(2,615)	$(2,500)	$(2,130)	$(3,407)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	(575)	(755)	(1,229)	415
Adjustments to policyholder contract balances (1)	13	13	27	(6)
Provision for income taxes	120	158	257	(87)

Change in unrealized gains (losses) on investment securities	(442)	(584)	(945)	322
Reclassification adjustments to net investment (gains) losses, net of taxes of $(4), $(7), $(9) and $(10)	15	23	32	36

Change in net unrealized investment gains (losses)	(427)	(561)	(913)	358
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	—	(5)	(1)	7

Ending balance	$(3,042)	$(3,056)	$(3,042)	$(3,056)

(1)	See note 10 for additional information.
Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d) Fixed Maturity Securities
As of June 30, 2024, the amortized cost or cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value

Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,777	$38	$(303)	$—	$3,512
State and political subdivisions	2,453	10	(295)	—	2,168
Non-U.S. government	804	8	(103)	—	709
U.S. corporate:
Utilities	4,639	47	(454)	—	4,232
Energy	2,448	43	(169)	—	2,322
Finance and insurance	7,703	55	(730)	—	7,028
Consumer—non-cyclical	4,671	62	(380)	—	4,353
Technology and communications	3,011	47	(308)	—	2,750
Industrial	1,186	14	(106)	—	1,094
Capital goods	2,268	36	(159)	—	2,145
Consumer—cyclical	1,660	14	(121)	—	1,553
Transportation	1,121	32	(91)	—	1,062
Other	288	2	(16)	—	274

Total U.S. corporate	28,995	352	(2,534)	—	26,813

Non-U.S. corporate:
Utilities	778	—	(68)	—	710
Energy	1,078	23	(54)	—	1,047
Finance and insurance	1,961	33	(142)	—	1,852
Consumer—non-cyclical	672	3	(77)	—	598
Technology and communications	881	6	(81)	—	806
Industrial	846	9	(52)	—	803
Capital goods	639	4	(48)	—	595
Consumer—cyclical	249	1	(19)	—	231
Transportation	441	11	(30)	—	422
Other	609	8	(45)	—	572

Total non-U.S. corporate	8,154	98	(616)	—	7,636

Residential mortgage-backed	906	4	(59)	—	851
Commercial mortgage-backed	1,605	1	(294)	—	1,312
Other asset-backed	2,304	6	(78)	—	2,232

Total available-for-sale fixed maturity securities	$48,998	$517	$(4,282)	$—	$45,233

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of June 30, 2024:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities

Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$688	$(13)	60	$1,299	$(290)	49	$1,987	$(303)	109
State and political subdivisions	253	(6)	38	1,571	(289)	262	1,824	(295)	300
Non-U.S. government	164	(3)	32	420	(100)	61	584	(103)	93
U.S. corporate	3,397	(108)	500	16,313	(2,426)	2,095	19,710	(2,534)	2,595
Non-U.S. corporate	814	(16)	115	4,856	(600)	636	5,670	(616)	751
Residential mortgage-backed	96	(1)	55	495	(58)	168	591	(59)	223
Commercial mortgage-backed	—	—	—	1,286	(294)	216	1,286	(294)	216
Other asset-backed	108	(1)	37	1,226	(77)	266	1,334	(78)	303

Total for fixed maturity securities in an unrealized loss position	$5,520	$(148)	837	$27,466	$(4,134)	3,753	$32,986	$(4,282)	4,590

% Below cost:
<20% Below cost	$5,445	$(125)	829	$23,296	$(2,635)	3,175	$28,741	$(2,760)	4,004
20%-50% Below cost	75	(23)	8	4,170	(1,499)	578	4,245	(1,522)	586

Total for fixed maturity securities in an unrealized loss position	$5,520	$(148)	837	$27,466	$(4,134)	3,753	$32,986	$(4,282)	4,590

Investment grade	$5,413	$(146)	814	$26,434	$(4,006)	3,604	$31,847	$(4,152)	4,418
Below investment grade	107	(2)	23	1,032	(128)	149	1,139	(130)	172

Total for fixed maturity securities in an unrealized loss position	$5,520	$(148)	837	$27,466	$(4,134)	3,753	$32,986	$(4,282)	4,590

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual investment securities had been in a continuous unrealized loss position, based on industry, as of June 30, 2024:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$855	$(18)	114	$2,096	$(436)	309	$2,951	$(454)	423
Energy	256	(19)	49	1,254	(150)	162	1,510	(169)	211
Finance and insurance	648	(13)	88	4,996	(717)	625	5,644	(730)	713
Consumer—non-cyclical	573	(17)	82	2,483	(363)	273	3,056	(380)	355
Technology and communications	323	(13)	53	1,936	(295)	256	2,259	(308)	309
Industrial	150	(5)	17	670	(101)	92	820	(106)	109
Capital goods	242	(14)	41	1,106	(145)	142	1,348	(159)	183
Consumer—cyclical	179	(4)	34	1,047	(117)	142	1,226	(121)	176
Transportation	127	(4)	17	582	(87)	75	709	(91)	92
Other	44	(1)	5	143	(15)	19	187	(16)	24

Subtotal, U.S. corporate securities	3,397	(108)	500	16,313	(2,426)	2,095	19,710	(2,534)	2,595

Non-U.S. corporate:
Utilities	104	(2)	11	575	(66)	65	679	(68)	76
Energy	122	(2)	15	450	(52)	53	572	(54)	68
Finance and insurance	144	(2)	29	1,328	(140)	186	1,472	(142)	215
Consumer—non-cyclical	97	(5)	14	416	(72)	50	513	(77)	64
Technology and communications	63	(1)	9	597	(80)	74	660	(81)	83
Industrial	94	(1)	16	418	(51)	60	512	(52)	76
Capital goods	105	(2)	12	356	(46)	47	461	(48)	59
Consumer—cyclical	—	—	—	170	(19)	25	170	(19)	25
Transportation	—	—	—	266	(30)	35	266	(30)	35
Other	85	(1)	9	280	(44)	41	365	(45)	50

Subtotal, non-U.S. corporate securities	814	(16)	115	4,856	(600)	636	5,670	(616)	751

Total for corporate securities in an unrealized loss position	$4,211	$(124)	615	$21,169	$(3,026)	2,731	$25,380	$(3,150)	3,346

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of June 30, 2024 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value

Due one year or less	$1,267	$1,254
Due after one year through five years	8,281	8,022
Due after five years through ten years	12,210	11,427
Due after ten years	22,425	20,135

Subtotal	44,183	40,838
Residential mortgage-backed	906	851
Commercial mortgage-backed	1,605	1,312
Other asset-backed	2,304	2,232

Total	$48,998	$45,233

As of June 30, 2024, securities issued by finance and insurance, consumer—non-cyclical,
utilities and technology and communications industry groups represented approximately 27%, 14%, 14% and 10%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of June 30, 2024, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
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
We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	June 30, 2024		December 31, 2023
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,794	42%	$2,858	42%
Office	1,457	22	1,481	22
Industrial	1,400	21	1,440	21
Apartments	513	8	522	8
Mixed use	372	5	371	5
Other	156	2	157	2

Subtotal	6,692	100%	6,829	100%

Allowance for credit losses	(30)		(27)

Total	$6,662		$6,802

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2024		December 31, 2023
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,808	27%	$1,803	26%
Pacific	1,228	18	1,281	19
Mountain	1,002	15	1,029	15
Middle Atlantic	889	13	925	14
West South Central	545	8	553	8
East North Central	442	7	445	6
West North Central	396	6	404	6
East South Central	202	3	206	3
New England	180	3	183	3

Subtotal	6,692	100%	6,829	100%

Allowance for credit losses	(30)		(27)

Total	$6,662		$6,802

As of June 30, 2024, we had one commercial mortgage loan with an amortized cost of $11 million that was
61-90
days past due in the industrial property type. The carrying value of this commercial mortgage loan was lower than the fair value of its collateral as of June 30, 2024. We had no other commercial mortgage loans past due or any commercial mortgage loans on non-accrual
status as of June 30, 2024. As of December 31, 2023, we had no commercial mortgage loans past due or on non-accrual
status. For a discussion of our policy related to placing commercial mortgage loans on non-accrual
status, see Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2023 Annual Report on Form
10-K.
During the six months ended June 30, 2024 and the year ended December 31, 2023, we did not have any loan modifications or extensions associated with borrowers experiencing financial difficulty that resulted in the consideration of whether to establish a new loan or to continue accounting for the modification or extension under the existing loan.
The following table sets forth the allowance for credit losses related to commercial mortgage loans as of and for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2024	2023	2024	2023
Allowance for credit losses:
Beginning balance	$29	$24	$27	$22
Provision	1	—	3	2
Write-offs	—	—	—	—
Recoveries	—	—	—	—

Ending balance	$30	$24	$30	$24

In evaluating the credit quality of commercial mortgage loans, we assess the performance of the underlying loans using both quantitative and qualitative criteria. Certain risks associated with commercial mortgage loans can be evaluated by reviewing both the debt-to-value and debt service coverage ratio to understand both the

2
2

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of June 30, 2024:

(Amounts in millions)	2024	2023	2022	2021	2020	2019 and prior	Total

Debt-to-value:
0% - 50%	$29	$20	$74	$85	$114	$1,958	$2,280
51% - 60%	6	28	107	239	105	967	1,452
61% - 75%	94	221	738	570	247	1,040	2,910
76% - 100%	—	—	—	—	4	46	50
Greater than 100%	—	—	—	—	—	—	—

Total amortized cost	$129	$269	$919	$894	$470	$4,011	$6,692

Debt service coverage ratio:
Less than 1.00	$—	$—	$17	$4	$17	$215	$253
1.00 - 1.25	3	14	37	9	16	176	255
1.26 - 1.50	59	171	220	102	66	605	1,223
1.51 - 2.00	42	65	391	416	201	1,454	2,569
Greater than 2.00	25	19	254	363	170	1,561	2,392

Total amortized cost	$129	$269	$919	$894	$470	$4,011	$6,692

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the debt-to-value of commercial mortgage loans by property type as of the dates indicated:

	June 30, 2024
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$922	$729	$1,143	$—	$—	$2,794
Office	346	341	735	35	—	1,457
Industrial	610	251	539	—	—	1,400
Apartments	199	62	244	8	—	513
Mixed use	115	59	191	7	—	372
Other	88	10	58	—	—	156

Total amortized cost	$2,280	$1,452	$2,910	$50	$—	$6,692

% of total	34%	22%	43%	1%	—%	100%

Weighted-average debt service coverage ratio	2.40	1.85	1.67	0.87	—	1.95

	December 31, 2023
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$945	$686	$1,227	$—	$—	$2,858
Office	350	325	771	35	—	1,481
Industrial	670	250	520	—	—	1,440
Apartments	194	61	259	8	—	522
Mixed use	120	61	183	7	—	371
Other	89	10	58	—	—	157

Total amortized cost	$2,368	$1,393	$3,018	$50	$—	$6,829

% of total	35%	20%	44%	1%	—%	100%

Weighted-average debt service coverage ratio	2.42	1.87	1.66	0.87	—	1.96

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by
property type as of the dates indicated:

	June 30, 2024
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total

Property type:
Retail	$49	$106	$578	$1,120	$941	$2,794
Office	99	45	244	601	468	1,457
Industrial	42	30	209	472	647	1,400
Apartments	12	50	79	184	188	513
Mixed use	27	10	91	161	83	372
Other	24	14	22	31	65	156

Total amortized cost	$253	$255	$1,223	$2,569	$2,392	$6,692

% of total	4%	4%	18%	38%	36%	100%

Weighted-average debt-to-value	63%	62%	64%	57%	46%	55%

	December 31, 2023
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total

Property type:
Retail	$54	$105	$583	$1,142	$974	$2,858
Office	105	48	244	615	469	1,481
Industrial	43	30	181	471	715	1,440
Apartments	12	51	86	187	186	522
Mixed use	27	14	80	164	86	371
Other	24	15	22	32	64	157

Total amortized cost	$265	$263	$1,196	$2,611	$2,494	$6,829

% of total	4%	4%	17%	38%	37%	100%

Weighted-average debt-to-value	64%	63%	65%	58%	46%	55%

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(
Unaudited
)
The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	June 30, 2024	December 31, 2023	Balance sheet classification	June 30, 2024	December 31, 2023
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$26	$55	Other liabilities	$636	$490
Foreign currency swaps	Other invested assets	12	10	Other liabilities	1	2
Forward bond purchase commitments	Other invested assets	21	51	Other liabilities	13	—

Total cash flow hedges		59	116		650	492

Total derivatives designated as hedges		59	116		650	492

Derivatives not designated as hedges
Equity index options	Other invested assets	21	15	Other liabilities	—	—
Financial futures (1)	Other invested assets	—	—	Other liabilities	—	—
Forward bond purchase commitments	Other invested assets	—	—	Other liabilities	20	9
Fixed indexed annuity embedded derivatives	Other assets	—	—	Policyholder account balances (2)	160	165
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (3)	16	15

Total derivatives not designated as hedges		21	15		196	189

Total derivatives		$80	$131		$846	$681

(1)	The period end valuations of financial futures were zero as a result of settling the margins on these contracts on a daily basis.
(2)	Represents the embedded derivatives associated with our fixed indexed annuity liabilities.
(3)	Represents the embedded derivatives associated with our indexed universal life liabilities.
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

		December 31,		Maturities/	June 30,
(Notional in millions)	Measurement	2023	Additions	terminations	2024
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,975	$231	$(399)	$8,807
Foreign currency swaps	Notional	131	13	—	144
Forward bond purchase commitments	Notional	1,075	1,528	—	2,603

Total cash flow hedges		10,181	1,772	(399)	11,554

Total derivatives designated as hedges		10,181	1,772	(399)	11,554

Derivatives not designated as hedges
Equity index options	Notional	702	308	(357)	653
Financial futures	Notional	1,251	2,363	(2,455)	1,159
Forward bond purchase commitments	Notional	500	—	—	500

Total derivatives not designated as hedges		2,453	2,671	(2,812)	2,312

Total derivatives		$12,634	$4,443	$(3,211)	$13,866

		December 31,		Maturities/	June 30,
(Number of policies)	Measurement	2023	Additions	terminations	2024
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	5,826	—	(530)	5,296
Indexed universal life embedded derivatives	Policies	749	—	(17)	732
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended June 30, 2024:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(77)	$52	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	2	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	(33)	—	Net investment gains (losses)	—	Net investment gains (losses)

Total	$(108)	$52		$—

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended June 30, 2023:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(104)	$55	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	3	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(2)	—	Net investment income	—	Net investment gains (losses)

Total	$(106)	$58		$—

The following table provides information about the pre-tax income effects of cash flow hedges for the six months ended June 30, 2024:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(225)	$105	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	5	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(2)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	3	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	(44)	—	Net investment gains (losses)	—	Net investment gains (losses)

Total	$(266)	$108		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the six months ended June 30, 2023:

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

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” as of and for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2024	2023	2024	2023

Beginning balance	$849	$1,274	$1,010	$1,200
Current period increases (decreases) in fair value, net of deferred taxes of $23, $23, $56 and $(8)	(85)	(83)	(210)	31
Reclassification to net (income), net of deferred taxes of $18, $21, $38 and $42	(34)	(37)	(70)	(77)

Ending balance	$730	$1,154	$730	$1,154

The total of derivatives designated as cash flow hedges of $
730
 million, net of taxes, recorded in stockholders’ equity as of June 30, 2024 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $
129
 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by
2057
. During the six months ended June 30, 2024 and 2023, we reclassified $
3
 million and $
7
 million, respectively, to net income in connection with forecasted transactions that were no longer considered reasonably possible of occurring.
Derivatives Not Designated As Hedges
We enter into certain non-qualifying derivative instruments such as equity index options and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits, fixed indexed

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended June 30,		Six months ended June 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2024	2023	2024	2023

Equity index options	$1	$5	$6	$6	Net investment gains (losses)
Financial futures	(15)	(65)	(79)	(67)	Changes in fair value of market risk benefits and associated hedges
Forward bond purchase commitments	(7)	(3)	(11)	(3)	Net investment gains (losses)
Fixed indexed annuity embedded derivatives	(5)	(8)	(13)	(10)	Net investment gains (losses)
Indexed universal life embedded derivatives	2	2	6	7	Net investment gains (losses)

Total derivatives not designated as hedges	$(24)	$(69)	$(91)	$(67)

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	June 30, 2024			December 31, 2023
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives

Amounts presented in the balance sheet:
Gross amounts recognized	$80	$670	$(590)	$131	$501	$(370)
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	80	670	(590)	131	501	(370)
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(38)	(38)	—	(59)	(59)	—
Collateral received	(17)	—	(17)	(19)	—	(19)
Collateral pledged	—	(1,288)	1,288	—	(1,100)	1,100
Over collateralization	2	656	(654)	—	658	(658)

Net amount	$27	$—	$27	$53	$—	$53

(1)	Does not include amounts related to embedded derivatives as of June 30, 2024 and December 31, 2023.
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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placements with the public bonds, price caps, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of June 30, 2024.
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

Level 2 measurements
Fixed maturity
securities

•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, 88%
of our portfolio was priced using third-party pricing services as of June 30, 2024. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturit
y
securities that are classified as Level 2 as of June 30, 2024:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$3,512	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,103	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$709	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$23,287	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$5,976	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$849	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$1,301	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$2,119	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Internal models:
A portion of our U.S. corporate and
non-U.S.
corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,542 million and $849 million, respectively, as of June 30, 2024. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

Equity securities.
The primary inputs to the valuation include quoted prices for identical asset
s
, or similar assets in markets that are not active.
Short-term investments.
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Fixed maturity securities

•
Broker quotes:
A portion of our state and political subdivisions, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $
205
million as of June 30, 2024.

•
Internal models:
A portion of our state and political subdivisions, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $2,781 million as of June 30, 2024.

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
Equity index options.
We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of June 30, 2024, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
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
Fixed indexed annuity and indexed universal life embedded derivatives.
We have fixed indexed annuity and indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance
risk and risk margins. As a result of our assumptions for expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of June 30, 2024, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
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
Fixed indexed annuities
The valuation of fixed indexed annuities MRBs, which includes GMWB features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our fixed indexed annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the fixed indexed annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. As a result of our assumptions for GMWB utilization, expected future interest credited and non-performance risk being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases or GMWB utilization increases, the value of our fixed indexed annuities MRB liability will increase. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of June 30, 2024, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 11 for additional details related to the changes in the fair value measurement of fixed indexed annuities MRBs as of June 30, 2024 and December 31, 2023.

3
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Variable annuities
The valuation of our variable annuities MRBs, which includes GMWB, GMDB and GPAF features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, interest rates, equity index and fund correlation and an adjustment to the discount rate to incorporate non-performance
risk and risk margins. Our discount rate used to determine fair value of our variable annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance
risk of the variable annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. We classify the variable annuities MRBs valuation as Level 3 based on having significant unobservable inputs, with policyholder behavior (GMWB utilization and lapses), equity index volatility and non-performance
risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the variable annuities MRBs will increase. An increase in our lapse assumption would decrease the fair value of the variable annuities MRBs, whereas an increase in our GMWB utilization rate would increase the fair value. Any increase in non-performance
risk would increase the discount rate and would decrease the fair value of the liability. As of June 30, 2024, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 11 for additional details related to the changes in the fair value measurement of variable annuities MRBs as of June 30, 2024 and December 31, 2023.

3
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2024
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)

Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,512	$—	$3,512	$—	$—
State and political subdivisions	2,168	—	2,103	65	—
Non-U.S. government	709	—	709	—	—
U.S. corporate:
Utilities	4,232	—	3,389	843	—
Energy	2,322	—	2,277	45	—
Finance and insurance	7,028	—	6,348	680	—
Consumer—non-cyclical	4,353	—	4,290	63	—
Technology and communications	2,750	—	2,738	12	—
Industrial	1,094	—	1,079	15	—
Capital goods	2,145	—	2,091	54	—
Consumer—cyclical	1,553	—	1,436	117	—
Transportation	1,062	—	1,042	20	—
Other	274	—	139	135	—

Total U.S. corporate	26,813	—	24,829	1,984	—

Non-U.S. corporate:
Utilities	710	—	430	280	—
Energy	1,047	—	928	119	—
Finance and insurance	1,852	—	1,719	133	—
Consumer—non-cyclical	598	—	521	77	—
Technology and communications	806	—	789	17	—
Industrial	803	—	743	60	—
Capital goods	595	—	550	45	—
Consumer—cyclical	231	—	224	7	—
Transportation	422	—	400	22	—
Other	572	—	521	51	—

Total non-U.S. corporate	7,636	—	6,825	811	—

Residential mortgage-backed	851	—	849	2	—
Commercial mortgage-backed	1,312	—	1,301	11	—
Other asset-backed	2,232	—	2,119	113	—

Total fixed maturity securities	45,233	—	42,247	2,986	—

Equity securities	435	364	29	42	—
Limited partnerships	2,314	—	—	16	2,298
Other invested assets:
Derivative assets:
Interest rate swaps	26	—	26	—	—
Foreign currency swaps	12	—	12	—	—
Equity index options	21	—	—	21	—
Forward bond purchase commitments	21	—	—	21	—

Total derivative assets	80	—	38	42	—

Short-term investments	12	—	12	—	—

Total other invested assets	92	—	50	42	—

Separate account assets	4,553	4,553	—	—	—

Total assets	$52,627	$4,917	$42,326	$3,086	$2,298

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

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

	Beginning balance as of April 1, 2024	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2024	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI								Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$65	$1	$(1)	$—	$—	$—	$—	$—	$—	$65	$1	$(1)
U.S. corporate:
Utilities	867	—	(15)	—	(13)	—	—	8	(4)	843	—	(17)
Energy	60	(1)	1	—	(4)	—	(11)	—	—	45	—	—
Finance and insurance	730	1	—	—	—	—	(65)	14	—	680	—	(3)
Consumer—non-cyclical	64	—	(1)	—	—	—	—	—	—	63	—	(1)
Technology and communications	12	—	—	—	—	—	—	—	—	12	—	—
Industrial	15	—	—	—	—	—	—	—	—	15	—	—
Capital goods	34	—	—	20	—	—	—	—	—	54	—	—
Consumer—cyclical	118	—	—	—	—	—	(1)	—	—	117	—	—
Transportation	21	—	—	—	—	—	(1)	—	—	20	—	—
Other	143	—	(1)	—	—	—	(7)	—	—	135	—	(1)

Total U.S. corporate	2,064	—	(16)	20	(17)	—	(85)	22	(4)	1,984	—	(22)

Non-U.S. corporate:
Utilities	260	—	(5)	25	—	—	—	—	—	280	—	(6)
Energy	130	—	—	—	—	—	(11)	—	—	119	—	—
Finance and insurance	132	1	—	—	—	—	—	—	—	133	1	—
Consumer—non-cyclical	77	—	—	—	—	—	—	—	—	77	—	(1)
Technology and communications	24	—	—	—	—	—	(7)	—	—	17	—	—
Industrial	61	—	(1)	—	—	—	—	—	—	60	—	(1)
Capital goods	33	—	(2)	14	—	—	—	—	—	45	—	(1)
Consumer—cyclical	1	—	(1)	7	—	—	—	—	—	7	—	—
Transportation	22	—	—	—	—	—	—	—	—	22	—	—
Other	51	—	—	—	—	—	—	—	—	51	—	—

Total non-U.S. corporate	791	1	(9)	46	—	—	(18)	—	—	811	1	(9)

Residential mortgage-backed	3	—	—	—	—	—	(1)	—	—	2	—	—
Commercial mortgage-backed	11	—	—	—	—	—	—	—	—	11	—	—
Other asset-backed	108	—	(1)	25	—	—	(5)	—	(14)	113	—	—

Total fixed maturity securities	3,042	2	(27)	91	(17)	—	(109)	22	(18)	2,986	2	(32)

Equity securities	32	—	—	18	(8)	—	—	—	—	42	—	—
Limited partnerships	19	(3)	—	—	—	—	—	—	—	16	(3)	—
Other invested assets:
Derivative assets:
Equity index options	20	1	—	4	—	—	(4)	—	—	21	2	—
Forward bond purchase commitments	41	—	(20)	—	—	—	—	—	—	21	—	(15)

Total derivative assets	61	1	(20)	4	—	—	(4)	—	—	42	2	(15)

Total other invested assets	61	1	(20)	4	—	—	(4)	—	—	42	2	(15)

Total Level 3 assets	$3,154	$—	$(47)	$113	$(25)	$—	$(113)	$22	$(18)	$3,086	$1	$(47)

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
(
Unaudited
)

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

4
1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2024	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 202 4	Total gains (losses) attributable to assets still held
(Amounts in millions)		I nclude d in net income	Included in OCI								Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$60	$2	$3	$—	$—	$—	$—	$—	$—	$65	$2	$3
U.S. corporate:
Utilities	881	—	(35)	32	(13)	—	(26)	8	(4)	843	—	(37)
Energy	60	(1)	1	—	(4)	—	(11)	—	—	45	—	—
Finance and insurance	717	1	(6)	—	—	—	(65)	33	—	680	—	(9)
Consumer—non-cyclical	69	—	(1)	—	—	—	(5)	—	—	63	—	(1)
Technology and communications	12	—	—	—	—	—	—	—	—	12	—	—
Industrial	23	—	—	—	—	—	(8)	—	—	15	—	—
Capital goods	35	—	(1)	20	—	—	—	—	—	54	—	(1)
Consumer—cyclical	122	—	(3)	—	—	—	(2)	—	—	117	—	(3)
Transportation	22	—	—	—	—	—	(2)	—	—	20	—	—
Other	149	—	(3)	—	—	—	(11)	—	—	135	—	(3)

Total U.S. corporate	2,090	—	(48)	52	(17)	—	(130)	41	(4)	1,984	—	(54)

Non-U.S. corporate:
Utilities	269	—	(9)	35	—	—	(15)	—	—	280	—	(10)
Energy	131	—	(1)	—	—	—	(11)	—	—	119	—	(1)
Finance and insurance	134	3	(4)	—	—	—	—	—	—	133	3	(4)
Consumer—non-cyclical	81	—	(1)	—	—	—	(3)	—	—	77	—	(1)
Technology and communications	24	—	—	—	—	—	(7)	—	—	17	—	—
Industrial	63	—	(2)	—	—	—	(1)	—	—	60	—	(2)
Capital goods	53	—	(2)	14	—	—	(20)	—	—	45	—	(1)
Consumer—cyclical	1	—	(1)	7	—	—	—	—	—	7	—	—
Transportation	22	—	—	—	—	—	—	—	—	22	—	—
Other	52	—	(1)	—	—	—	—	—	—	51	—	(1)

Total non-U.S. corporate	830	3	(21)	56	—	—	(57)	—	—	811	3	(20)

Residential mortgage-backed	3	—	—	—	—	—	(1)	—	—	2	—	—
Commercial mortgage-backed	11	—	—	—	—	—	—	—	—	11	—	—
Other asset-backed	102	—	(1)	40	—	—	(7)	—	(21)	113	—	(1)

Total fixed maturity securities	3,096	5	(67)	148	(17)	—	(195)	41	(25)	2,986	5	(72)

Equity securities	32	—	—	18	(8)	—	—	—	—	42	—	—
Limited partnerships	20	(4)	—	—	—	—	—	—	—	16	(4)	—
Other invested assets:
Derivative assets:
Equity index options	15	6	—	8	—	—	(8)	—	—	21	6	—
Forward bond purchase commitments	51	—	(30)	—	—	—	—	—	—	21	—	(28)

Total derivative assets	66	6	(30)	8	—	—	(8)	—	—	42	6	(28)
Short-term investments	7	—	—	—	—	—	(7)	—	—	—	—	—

Total other invested assets	73	6	(30)	8	—	—	(15)	—	—	42	6	(28)

Total Level 3 assets	$3,221	$7	$(97)	$174	$(25)	$—	$(210)	$41	$(25)	$3,086	$7	$(100)

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2024	2023	2024	2023
Total realized and unrealized gains (losses) included in net income:
Net investme n t income	$3	$3	$6	$6
Net investment gai n s (losses)	(3)	4	1	3

T o t al	$—	$7	$7	$9

Total gains (losses) included in net income attributable to assets still held:
Net investme n t income	$2	$3	$5	$5
Net investment gai n s (losses)	(1)	3	2	2

T o t al	$1	$6	$7	$7

The amount presented for net investment income relates to fixed maturity securities and primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

4
4

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2024:

(Amounts in millions)	Fair value	Unobservable input	Range	Weighted-average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	$815	Credit spreads	59bps - 229bps	136bps
Energy	45	Credit spreads	93bps - 166bps	134bps
Finance and insurance	668	Credit spreads	14bps - 213bps	154bps
Consumer—non-cyclical	63	Credit spreads	68bps - 210bps	131bps
Technology and communications	12	Credit spreads	68bps - 82bps	74bps
Industrial	15	Credit spreads	93bps - 166bps	117bps
Capital goods	54	Credit spreads	83bps - 160bps	127bps
Consumer—cyclical	117	Credit spreads	82bps - 220bps	132bps
Transportation	20	Credit spreads	48bps - 134bps	100bps
Other	90	Credit spreads	67bps - 122bps	81bps

Total U.S. corporate	$1,899	Credit spreads	14bps - 229bps	138bps

Non-U.S. corporate:
Utilities	$243	Credit spreads	84bps - 229bps	131bps
Energy	113	Credit spreads	93bps - 175bps	119bps
Finance and insurance	133	Credit spreads	101bps - 197bps	125bps
Consumer—non-cyclical	75	Credit spreads	83bps - 144bps	100bps
Technology and communications	17	Credit spreads	83bps - 119bps	100bps
Industrial	59	Credit spreads	109bps - 175bps	144bps
Capital goods	38	Credit spreads	97bps - 210bps	149bps
Consumer—cyclical	7	Credit spreads	210bps	Not applicable
Transportation	20	Credit spreads	109bps - 144bps	114bps
Other	51	Credit spreads	59bps - 133bps	115bps

Total non-U.S. corporate	$756	Credit spreads	59bps - 229bps	126bps

Derivative assets:
Equity index options	$21	Equity index volatility	6% - 46%	23%
Forward bond purchase commitments	$21	Counterparty financing spreads	28bps - 41bps	33bps

Other assets (2)	$117	Lapse rate	2% - 9%	5%
		Non-performance risk (counterparty credit risk)	42bps - 83bps	69bps
		Equity index volatility	14% - 30%	22%

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
The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2024
(Amounts in millions)	Total	Level 1	Level 2	Level 3

Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$160	$—	$—	$160
Indexed universal life embedded derivatives	16	—	—	16

Total policyholder account balances	176	—	—	176

Derivative liabilities:
Interest rate swaps	636	—	636	—
Foreign currency swaps	1	—	1	—
Forward bond purchase commitments	33	—	—	33

Total derivative liabilities	670	—	637	33

Total liabilities	$846	$—	$637	$209

	December 31, 2023
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$165	$—	$—	$165
Indexed universal life embedded derivatives	15	—	—	15

Total policyholder account balances	180	—	—	180

Derivative liabilities:
Interest rate swaps	490	—	490	—
Foreign currency swaps	2	—	2	—
Forward bond purchase commitments	9	—	—	9

Total derivative liabilities	501	—	492	9

Total liabilities	$681	$—	$492	$189

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Beginning balance as of April 1, 2024	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2024	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI

Policyholder account balances:
Fixed indexed annuity embedded derivatives	$163	$5	$—	$—	$—	$—	$(8)	$—	$—	$160	$5	$—
Indexed universal life embedded derivatives	15	(2)	—	—	—	3	—	—	—	16	(2)	—

Total policyholder account balances	178	3	—	—	—	3	(8)	—	—	176	3	—

Derivative liabilities:
Forward bond purchase commitments	13	7	13	—	—	—	—	—	—	33	7	13

Total derivative liabilities	13	7	13	—	—	—	—	—	—	33	7	13

Total Level 3 liabilities	$191	$10	$13	$—	$—	$3	$(8)	$—	$—	$209	$10	$13

	Beginning balance as of April 1, 2023	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2023	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI

Policyholder account balances:
Fixed indexed annuity embedded derivatives	$184	$8	$—	$—	$—	$—	$(11)	$—	$(1)	$180	$8	$—
Indexed universal life embedded derivatives	15	(2)	—	—	—	2	—	—	—	15	(2)	—

Total policyholder account balances	199	6	—	—	—	2	(11)	—	(1)	195	6	—

Derivative liabilities:
Forward bond purchase commitments	—	3	—	—	—	—	—	—	—	3	—	—

Total derivative liabilities	—	3	—	—	—	—	—	—	—	3	—	—

Total Level 3 liabilities	$199	$9	$—	$—	$—	$2	$(11)	$—	$(1)	$198	$6	$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2024	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2024	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI

Policyholder account balances:
Fixed indexed annuity embedded derivatives	$165	$13	$—	$—	$—	$—	$(17)	$—	$(1)	$160	$13	$—
Indexed universal life embedded derivatives	15	(6)	—	—	—	7	—	—	—	16	(6)	—

Total policyholder account balances	180	7	—	—	—	7	(17)	—	(1)	176	7	—

Derivative liabilities:
Forward bond purchase commitments	9	11	13	—	—	—	—	—	—	33	11	13

Total derivative liabilities	9	11	13	—	—	—	—	—	—	33	11	13

Total Level 3 liabilities	$189	$18	$13	$—	$—	$7	$(17)	$—	$(1)	$209	$18	$13

	Beginning balance as of January 1, 2023	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2023	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI

Policyholder account balances:
Fixed indexed annuity embedded derivatives	$202	$10	$—	$—	$—	$—	$(30)	$—	$(2)	$180	$10	$—
Indexed universal life embedded derivatives	15	(7)	—	—	—	7	—	—	—	15	(7)	—

Total policyholder account balances	217	3	—	—	—	7	(30)	—	(2)	195	3	—

Derivative liabilities:
Forward bond purchase commitments	—	3	—	—	—	—	—	—	—	3	—	—

Total derivative liabilities	—	3	—	—	—	—	—	—	—	3	—	—

Total Level 3 liabilities	$217	$6	$—	$—	$—	$7	$(30)	$—	$(2)	$198	$3	$—

4
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2024	2023	2024	2023
Total realized and unrealized (gains) losses included in net (income):
Net investment inc o m e	$—	$—	$—	$—
Net investment (gains) los s e s	10	9	18	6

To t a l	$10	$9	$18	$6

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment inc o m e	$—	$—	$—	$—
Net investment (gains) los s e s	10	6	18	3

To t a l	$10	$6	$18	$3

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2024:

(Amounts in millions)	Fair value	Unobservable input	Range	Weighted-average (1)
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$160	Expected future interest credited	1% - 3%	2%
Indexed universal life embedded derivatives	$16	Expected future interest credited	2% - 12%	5%
Market risk benefits (2) :
Fixed indexed annuities	$43	GMWB utilization rate	— % - 70%	57%
		Non-performance risk (credit spreads)	42bps - 83bps	69bps
		Expected future interest credited	1% - 3%	2%
Variable annuities	$403	Lapse rate	2% - 11%	5%
		GMWB utilization rate	63% - 89%	79%
		Non-performance risk (credit spreads)	42bps - 83bps	69bps
		Equity index volatility	14% - 30%	22%
Derivative liabilities:
Forward bond purchase commitments	$33	Counterparty financing spreads	28bps - 42bps	39bps

(1)	Unobservable inputs weighted by the policyholder account balances associated with the instrument and notional for derivative liabilities.
(2)	Refer to note 11 for additional details related to MRBs.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	June 30, 2024
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,662	$6,094	$—	$—	$6,094
Bank loan investments		(1)	560	556	—	—	556
Liabilities:
Long-term borrowings		(1)	1,564	1,438	—	1,438	—
Investment contracts		(1)	4,870	4,804	—	—	4,804
Commitments to fund investments:
Bank loan investments	$150		—	—	—	—	—
Private placement investments	5		—	—	—	—	—
Commercial mortgage loans	11		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

	December 31, 2023
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,802	$6,291	$—	$—	$6,291
Bank loan investments		(1)	529	520	—	—	520
Liabilities:
Long-term borrowings		(1)	1,584	1,413	—	1,413	—
Investment contracts		(1)	5,346	5,372	—	—	5,372
Commitments to fund investments:
Bank loan investments	$117		—	—	—	—	—
Private placement investments	42		—	—	—	—	—
Commercial mortgage loans	13		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
As of June 30, 2024 and December 31, 2023, we also had $24 million and $23 million, respectively, of real estate owned assets included in other invested assets in our condensed consolidated balance sheets, which are initially recorded at fair value less estimated selling costs (the carrying value) and are subsequently valued at the lower of the carrying value or current fair value less estimated selling costs. As of December 31, 2023, these properties were adjusted to fair value less estimated selling costs, which was less than the carrying value. These amounts represented the fair value as of June 30, 2024 and December 31, 2023. The fair value of the real estate owned assets is classified as
Level 2.
Assets Measured Using Net Asset Value
Limited partnerships include partnership interests accounted for using NAV per share (or its equivalent) or fair value for those interests considered minor and partnership interests accounted for under the equity method of

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
to
ten
of the typical contractual life of
ten
to
12 years
.
The following table presents the carrying value of limited partnerships and commitments to fund as of the dates indicated:

	June 30, 2024		December 31, 2023
(Amounts in millions)	Carrying value	Commitments to fund	Carrying value	Commitments to fund
Limited partnerships accounted for at NAV:
Private equity funds (1)	$2,053	$1,201	$1,948	$1,203
Real estate funds (2)	126	78	123	87
Infrastructure funds (3)	119	182	102	160

Total limited partnerships accounted for at NAV	2,298	1,461	2,173	1,450

Limited partnerships accounted for at fair value	16	1	20	1
Limited partnerships accounted for under equity method of accounting	654	67	628	79

Total	$2,968	$1,529	$2,821	$1,530

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

(7) Deferred Acquisition Costs
The following tables present the balances of and changes in deferred acquisition costs as of and for the periods indicated:

	June 30, 2024
(Amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$879	$941	$45	$98	$1,963
Costs deferred	—	—	—	—	—
Amortization	(28)	(64)	(4)	(8)	(104)

Balance as of June 30	$851	$877	$41	$90	1,859

Enact segment					25

Total deferred acquisition costs					$1,884

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2023
(Amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$935	$1,080	$57	$113	$2,185
Costs deferred	1	—	—	—	1
Amortization	(57)	(139)	(12)	(15)	(223)

Balance as of December 31	$879	$941	$45	$98	1,963

Enact segment					25

Total deferred acquisition costs					$1,988

(8) Future Policy Benefits
The following table sets forth our liability for future policy benefits as of the dates indicated:

(Amounts in millions)	June 30, 2024	December 31, 2023
Long-term care insurance	$41,024	$43,929
Life insurance	1,585	1,698
Fixed annuities	10,972	11,829

Total long-duration insurance contracts	53,581	57,456

Deferred profit liability	132	128
Cost of reinsurance	61	71

Total future policy benefits	$53,774	$57,655

5
3

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the balances of and changes in the liability for future policy benefits as of and for the periods indicated:

	June 30, 2024
(Dollar amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities
Present value of expected net premiums:
Beginning balance as of January 1	$18,650	$4,180	$—
Beginning balance, at original discount rate	$18,346	$3,918	$—
Effect of changes in cash flow assumptions	31	—	—
Effect of actual variances from expected experience	(251)	(15)	—

Adjusted beginning balance	18,126	3,903	—
Issuances	—	—	20
Interest accretion	463	108	—
Net premiums collected (1)	(916)	(226)	(20)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	1	—

Ending balance, at original discount rate	17,673	3,786	—
Effect of changes in discount rate assumptions	(280)	74	—

Ending balance as of June 30	$17,393	$3,860	$—

Present value of expected future policy benefits:
Beginning balance as of January 1	$62,579	$5,412	$11,829
Beginning balance, at original discount rate	$60,513	$5,146	$9,920
Effect of changes in cash flow assumptions	(55)	—	—
Effect of actual variances from expected experience	(203)	(3)	(42)

Adjusted beginning balance	60,255	5,143	9,878
Issuances	—	—	16
Interest accretion	1,641	137	322
Benefit payments	(1,984)	(409)	(490)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	5

Ending balance, at original discount rate	59,912	4,871	9,731
Effect of changes in discount rate assumptions	(1,495)	104	1,241

Ending balance as of June 30	$58,417	$4,975	$10,972

Net liability for future policy benefits, before flooring adjustments	$41,024	$1,115	$10,972
Flooring adjustments (2)	—	470	—

Net liability for future policy benefits	41,024	1,585	10,972
Less: reinsurance recoverable	6,994	818	8,365

Net liability for future policy benefits, net of reinsurance recoverable	$34,030	$767	$2,607

Weighted-average liability duration (years)	13.0	5.7	10.3

(1)	Represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
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

5
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term care insurance
For the six months ended June 30, 2024, the impact of updates to cash flow assumptions resulted in a decrease of $86 million in the liability for future policy benefits primarily due to favorable updates to implementation timing and approval amounts of in-force rate actions. This decrease in the liability for future policy benefits was largely offset in our reinsurance recoverable as the cash flow assumption updates were primarily related to fully reinsured blocks of business. The impact of actual versus expected experience for the six months ended June 30, 2024 resulted in an increase of $48 million in the liability for future policy benefits and included higher benefit utilization.
In the fourth quarter of 2023, we completed our annual review of cash flow assumptions including expected claim incidence and terminations, expenses, interest rates, benefit utilization trend and in-force
rate actions, among other assumptions. The impact of changes in cash flow assumptions during the year ended December 31, 2023 resulted in a decrease of $
16
 million in the liability for future policy benefits primarily as a result of a favorable update to our disabled life mortality assumptions to reflect an expectation that mortality will continue at elevated levels in the near term post the coronavirus pandemic
(“COVID-19”).
This was partially offset by unfavorable updates to our healthy life assumptions to better reflect near-term experience for cost of care, mortality, incidence and lapse rates. We also evaluated our assumptions regarding expectations of future premium rate increase approvals and benefit reductions and did not make significant changes to our multi-year in-force
rate action plan. However, we did increase our assumption for future approvals and benefit reductions given our current plans for rate increase filings and our historical experience regarding approvals and regulatory support, as well as benefit reductions and legal settlement results. The impact of actual versus expected experience during the year ended December 31, 2023 resulted in an increase of $
315
 million in the liability for future policy benefits primarily driven by higher claims and unfavorable timing impacts related to a legal settlement.
Life insurance
For the six months ended June 30, 2024, the impact of actual versus expected experience resulted in an increase of $12 million in the liability for future policy benefits primarily due to unfavorable mortality impacts.
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
Fixed annuities
For the six months ended June 30, 2024, the impact of actual versus expected experience resulted in a decrease of $42 million in the liability for future policy benefits primarily due to favorable mortality.
The impact of changes in cash flow assumptions and actual versus expected experience during the year ended December 31, 2023 resulted in decreases of $33 million and $30 million, respectively, in the liability for future policy benefits primarily from favorable mortality.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides the weighted-average interest rates for the liability for future policy benefits as of the dates indicated:

	June 30, 2024	December 31, 2023
Long-term care insurance
Interest accretion (locked-in) rate	5.7%	5.8%
Current discount rate	5.6%	5.1%
Life insurance
Interest accretion (locked-in) rate	5.8%	5.8%
Current discount rate	5.3%	4.8%
Fixed annuities
Interest accretion (locked-in) rate	6.8%	6.7%
Current discount rate	5.6%	5.0%
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
The following table sets forth the amount of undiscounted and discounted expected future gross premiums and expected future benefit payments as of the dates indicated:

	June 30, 2024		December 31, 2023
(Amounts in millions)	Undiscounted	Discounted	Undiscounted	Discounted
Long-term care insurance
Expected future gross premiums	$36,523	$24,512	$38,279	$26,341
Expected future benefit payments	$122,000	$58,417	$124,594	$62,579
Life insurance
Expected future gross premiums	$10,292	$5,788	$10,693	$6,278
Expected future benefit payments	$7,107	$4,975	$7,524	$5,412
Fixed annuities
Expected future gross premiums	$—	$—	$—	$—
Expected future benefit payments	$23,385	$10,972	$23,903	$11,829
During the six months ended June 30, 2024, we recorded a charge of $5 million to net income due to net premiums exceeding gross premiums, resulting in net premium ratios capped at 100% for certain cohorts in our life insurance products primarily due to higher claim severity.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income related to our liability for future policy benefits for the periods indicated:

	Three months ended June 30,				Six months ended June 30,				Year ended
	2024		2023		2024		2023		December 31, 2023
(Amounts in millions	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)
Long-term care insurance	$613	$589	$671	$582	$1,243	$1,178	$1,346	$1,160	$2,713	$2,333
Life insurance	165	14	174	16	334	29	353	33	688	64
Fixed annuities	—	160	—	166	—	322	—	334	—	663

Total	$778	$763	$845	$764	$1,577	$1,529	$1,699	$1,527	$3,401	$3,060

(1)	Amounts for interest accretion are included in benefits and other changes in policy reserves in the condensed consolidated statements of income.
(9) Policyholder Account Balances
The following table sets forth our liabilities for policyholder account balances as of the dates indicated:

(Amounts in millions)	June 30, 2024	December 31, 2023

Life insurance	$7,341	$7,460
Fixed annuities	4,113	4,479
Variable annuities	492	529
Fixed indexed annuity embedded derivatives (1)	160	165
Indexed universal life embedded derivatives (1)	16	15
Additional insurance liabilities (2)	2,914	2,887
Other	11	5

Total policyholder account balances	$15,047	$15,540

(1)	See note 5 for additional information.
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

5
8

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the balances of and changes in policyholder account balances as of and for the periods indicated:

	June 30, 2024
(Dollar amounts in millions)	Life insurance	Fixed annuities	Variable annuities

Beginning balance as of January 1	$7,460	$4,479	$529
Issuances	—	—	—
Premiums received	239	12	7
Policy charges	(302)	(3)	(2)
Surrenders and withdrawals	(125)	(296)	(32)
Benefit payments	(126)	(173)	(27)
Net transfers to separate accounts	—	—	(2)
Interest credited	197	73	2
Other	(2)	21	17

Ending balance as of June 30	$7,341	$4,113	$492

Weighted-average crediting rate	3.9%	2.9%	3.3%
Net amount at risk (1)	$42,187	$21	$401
Cash surrender value	$4,189	$3,185	$492

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present policyholder account balances by range of guaranteed minimum crediting rate and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums as of the dates indicated:

	June 30, 2024
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$103	$69	$53	$—	$225
2.00%–2.99%	807	102	—	—	909
3.00%–3.99%	1,887	666	1,134	48	3,735
4.00% and greater	2,390	17	16	—	2,423

Total	$5,187	$854	$1,203	$48	$7,292

(1)	Excludes universal life insurance and investment contracts of approximately $ 4,654 million that have a market component to their crediting strategy.

	December 31, 2023
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$121	$97	$39	$—	$257
2.00%–2.99%	1,201	81	—	—	1,282
3.00%–3.99%	1,732	699	1,155	31	3,617
4.00% and greater	2,479	16	10	—	2,505

Total	$5,533	$893	$1,204	$31	$7,661

(1)	Excludes universal life insurance and investment contracts of approximately $4,807 million that have a market component to their crediting strategy.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) Additional Insurance Liabilities
The following table presents the balances of and changes in additional liabilities related to death or other insurance benefits that are included within policyholder account balances related to universal and term universal life insurance products as of and for the periods indicated:

(Dollar amounts in millions)	June 30, 2024	December 31, 2023
Beginning balance as of January 1	$2,887	$2,566
Beginning balance before shadow accounting adjustments	$2,939	$2,634
Effect of changes in cash flow assumptions	—	200
Effect of actual variances from expected experience	(1)	(3)

Adjusted beginning balance	2,938	2,831
Issuances	—	—
Interest accretion	50	90
Assessments collected	125	240
Benefit payments	(120)	(222)
Derecognition (lapses and withdrawals)	—	—

Ending balance before shadow accounting adjustments	2,993	2,939
Effect of shadow accounting adjustments	(79)	(52)

Ending balance	2,914	2,887
Less: reinsurance recoverable	—	—

Additional insurance liabilities, net of reinsurance recoverable	$2,914	$2,887

Weighted-average liability duration (years)	18.4	18.9
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
post-COVID-19.
The following table provides the weighted-average interest rates for our additional insurance liabilities as of the dates indicated:

	June 30, 2024	December 31, 2023
Interest accretion rate (1)	3.4%	3.2%
Projected crediting rate (2)	3.9%	3.8%

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income related to additional insurance liabilities for the periods indicated:

	Three months ended		Six months ended		Year ended December 31,
	June 30,		June 30,
(Amounts in millions)	2024	2023	2024	2023	2023

Gross assessments	$132	$136	$265	$272	$539
Interest accretion (1)	$25	$22	$50	$44	$90

(1)	Amounts for interest accretion are included in benefits and other changes in policy reserves in the condensed consolidated statements of income.
(11) Market Risk Benefits
The following table sets forth our market risk benefits by asset and liability position as of the dates indicated:

	June 30, 2024			December 31, 2023
(Amounts in millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Fixed indexed annuities	$—	$43	$43	$—	$55	$55
Variable annuities	54	457	403	43	570	527

Total market risk benefits	$54	$500	$446	$43	$625	$582

The following tables present the balances of and changes in market risk benefits as of and for the periods indicated:

	June 30, 2024
(Dollar amounts in millions)	Fixed indexed annuities	Variable annuities	Reinsurance recoverable (1)
Beginning balance as of January 1	$55	$527	$140
Beginning balance before effect of changes in instrument-specific credit risk	$52	$520	$140
Issuances	—	—	—
Interest accretion	1	14	4
Attributed fees collected	3	19	4
Benefit payments	—	(15)	(7)
Effect of changes in interest rates	(10)	(78)	(14)
Effect of changes in equity markets	(1)	(64)	(13)
Actual policyholder behavior different from expected behavior	(2)	2	3
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	—	—	—
Other	(2)	—	—

Ending balance before effect of changes in instrument-specific credit risk	41	398	117
Effect of changes in instrument-specific credit risk	2	5	—

Ending balance as of June 30	43	403	$117

Less: reinsurance recoverable	—	117

Market risk benefits, net of reinsurance recoverable	$43	$286

Weighted-average attained age of contractholders	73	76
Net amount at risk (2)

(1)	Represents the net reinsured asset related to our variable annuity MRBs.
(2)	See note 9 for additional information on the net amount at risk.

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
(12) Separate Accounts
The following table presents the balances of and changes in separate account liabilities, which are primarily comprised of variable annuity products, as of and for the periods indicated:

(Amounts in millions)	June 30, 2024	December 31, 2023

Beginning balance as of January 1	$4,509	$4,417
Premiums and deposits	15	35
Policy charges	(52)	(104)
Surrenders and withdrawals	(201)	(361)
Benefit payments	(118)	(190)
Investment performance	399	716
Net transfers from (to) general account	2	(1)
Other charges	(1)	(3)

Ending balance	$4,553	$4,509

Cash surrender value (1)	$4,550	$4,506

(1)	Cash surrender value represents the amount of the contractholders’ account balances that was distributable less certain surrender charges.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Separate Account Assets
The following table presents the aggregate fair value of assets, by major investment asset category, supporting separate accounts as of the dates indicated:

(Amounts in millions)	June 30, 2024	December 31, 2023

Equity funds	$2,112	$2,018
Balanced funds	1,900	1,927
Bond funds	307	320
Money market funds	234	244

Total	$4,553	$4,509

(13) Liability for Policy and Contract Claims
The following table presents the balances of our liability for policy and contract claims as of the dates indicated:

(Amounts in millions)	June 30, 2024	December 31, 2023

Enact segment	$508	$518
Life and Annuities segment (1)	135	126
Other mortgage insurance business	6	8

Total liability for policy and contract claims	$649	$652

(1)	Primarily includes balances related to our universal and term universal life insurance products.
The following table sets forth changes in our liability for policy and contract claims as of and for the periods indicated:

	Six months ended June 30,
(Amounts in millions)	2024	2023
Beginning balance as of January 1	$652	$683
Less reinsurance recoverable	(16)	(23)

Net beginning balance	636	660

Incurred related to insured events of:
Current year	452	417
Prior years	(118)	(120)

Total incurred	334	297

Paid related to insured events of:
Current year	(252)	(257)
Prior years	(85)	(90)

Total paid	(337)	(347)

Foreign currency translation	—	1

Net ending balance	633	611
Add reinsurance recoverable	16	17

Ending balance as of June 30	$649	$628

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
During the six months ended June 30, 2024, our Enact segment recorded reserve releases of $131 million primarily related to insured events of prior years, largely driven by favorable cure performance on early 2023 and prior delinquencies. As part of these reserve releases, Enact also decreased its assumptions for the rate at which delinquencies go to claim
,
primarily resulting from sustained favorable cure performance and lessening uncertainty in the economic environment, impacting both current and prior year delinquencies. The favorable development related to insured events of prior years for the six months ended June 30, 2023 was largely attributable to

$
133

million of reserve releases in our Enact segment primarily related to favorable cure performance on delinquencies from 2021 and earlier, including those related to COVID-19. A portion of the reserve releases during the six months ended June 30, 2023 was also related to delinquencies from the first half of 2022 as uncertainty in the economic environment had not negatively impacted cure performance as expected.
(14) Borrowings and Other Financings
(a) Long-Term Borrowings
The following table sets forth total long-term borrowings as of the dates indicated:

(Amounts in millions)	June 30, 2024	December 31, 2023
Genworth Holdings
6.50% Senior Notes, due 2034 (1)	$262	$262
Floating Rate Junior Subordinated Notes, due 2066 (2)	574	592

Subtotal	836	854
Bond consent fees	(9)	(9)
Deferred borrowing charges	(5)	(6)

Total Genworth Holdings	822	839

Enact Holdings
6.50% Senior Notes, due 2025	—	750
6.25% Senior Notes, due 2029	750	—
Deferred borrowing charges	(8)	(5)

Total Enact Holdings	742	745

Total	$1,564	$1,584

(1)
Genworth Holdings has the option to redeem all or a portion of the senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

(2)	Genworth Holdings may repay, redeem or repurchase $2,000 principal amount of its junior subordinated notes for each $1,000 principal amount of its senior notes repaid, redeemed or repurchased.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Genworth Holdings
During the six months ended June 30, 2024, Genworth Holdings repurchased $18 million principal of its floating rate junior subordinated notes due in 2066 for a pre-tax
gain of $3 million and paid accrued interest thereon.
Enact Holdings
On May 28, 2024, Enact Holdings issued
 $750
million aggregate principal amount of unsecured senior notes, maturing on May 28, 2029 (“2029 Notes”). The 2029 Notes bear interest at an annual rate o
f 6.25%, payable semi-annually in arrears on May 28 and November 28 of each year, commencing on November 28, 2024. Enact Holdings has the option to redeem all or a portion of the 2029 Notes at any time prior to April 28, 2029 with notice to the noteholders at a price equal to the greater of the present value of the remaining scheduled principal and interest payments discounted at the then-current treasury rate plus 30 basis points or 100% of the principal, plus in either case, accrued and unpaid interest. At any time on or after April 28, 2029, Enact Holdings may redeem all or a portion of the 2029 Notes with notice to the noteholders at a price equal to 100% of the principal plus accrued and unpaid interest. The 2029 Notes contain customary events of default, which subject to certain notice and cure conditions, can result in the acceleration of the principal and accrued interest on the outstanding notes if Enact Holdings breaches the terms of the indenture.
On June 3, 2024, Enact Holdings redeemed all of its 6.50% senior notes due in 2025 for a pre-tax
loss of $11 million. Enact Holdings funded the redemption primarily through the net proceeds from the issuance of its 2029 Notes.
(b) Revolving Credit Facility
Enact Holdings
On June 30, 2022, Enact Holdings entered into a credit agreement with a syndicate of lenders that provides for a five-year unsecured revolving credit facility in the initial aggregate principal amount of $200 million, including the ability for Enact Holdings to increase the commitments under the credit facility on an uncommitted basis, by an additional aggregate principal amount of up to $100 million. Any borrowings under Enact Holdings’ credit facility will bear interest at a per annum rate equal to a floating rate tied to a standard short-term borrowing index selected at Enact Holdings’ option, plus an applicable margin, pursuant to the terms of the credit agreement. The applicable margin is based on Enact Holdings’ ratings established by certain debt rating agencies for its outstanding debt. Enact Holdings’ credit facility includes customary representations, warranties, covenants, terms and conditions. As of June 30, 2024, Enact Holdings was in compliance with all covenants and the credit facility remained undrawn.

6
6

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15) Income Taxes
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase in rate resulting from:
Tax on income from terminated swaps	(0.2)	3.4	3.8	3.6
Non-deductible expenses	0.4	0.7	1.1	0.8
Other, net	1.2	(0.2)	—	0.2

Effective rate	22.4%	24.9%	25.9%	25.6%

The effective tax rate for the three months ended June 30, 2023 and the six months ended June 30, 2024 and 2023 was above the statutory U.S. federal income tax rate of 21% largely due to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income. The decrease in the effective tax rate for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily attributable to the change in the interim period tax provision methodology described below.
U.S. GAAP generally requires an annualized effective tax rate to be used for interim reporting periods, utilizing projections of full year results. However, in certain circumstances it is appropriate to record the actual effective tax rate for the period if a reliable estimate cannot be made for the full year. Although we used the annualized projected effective tax rate during the interim reporting period ending March 31, 2024 for all segments, we concluded that using an actual effective tax rate reflecting actual year-to-date income (loss) provides a better estimate for our Long-Term Care Insurance and Life and Annuities segments for interim reporting. Accordingly, for the three and six months ended June 30, 2024, we utilized the actual effective tax rate for the interim period to record the provision for income taxes for our Long-Term Care Insurance and Life and Annuities segments and the annualized projected effective tax rate for our Enact segment and Corporate and Other. This method was also utilized for the three and six months ended June 30, 2023.
(16) Segment Information
We have the following three reportable segments: Enact, comprised primarily of private mortgage insurance products; Long-Term Care Insurance; and Life and Annuities. The products in the Life and Annuities segment include life insurance and fixed and variable annuities, none of which are actively marketed or sold. In addition to our three reportable segments, we also have Corporate and Other, which includes debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, and eliminations of inter-segment transactions. Corporate and Other also includes the results of other businesses that are not individually reportable, such as certain international businesses and start-up
results of our CareScout business.
We tax our businesses at the U.S. corporate federal income tax rate of 21%.
Each segment is then adjusted to reflect the unique tax attributes of that segment, such as permanent differences between U.S. GAAP and tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other.

6
7

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The annually-determined tax rates and adjustments to each segment’s provision for income taxes are estimates which are subject to review and could change from year to year. See note 15 for a discussion of the effective tax rates used for our segments and Corporate and Other.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of revenues for our segments and Corporate and Other for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2024	2023	2024	2023
Revenues:
Enact segment	$298	$277	$590	$558
Long-Term Care Insurance segment	1,011	1,143	2,116	2,241
Life and Annuities segment:
Life insurance	352	350	706	708
Fixed annuities	70	84	143	169
Variable annuities	32	35	66	71

Life and Annuities segment	454	469	915	948

Corporate and Other	6	3	12	(1)

Total revenues	$1,769	$1,892	$3,633	$3,746

The following tables present the reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2024	2023	2024	2023
Net income available to Genworth Financial, Inc.’s common stockholders	$76	$137	$215	$259
Add: net income attributable to noncontrolling interests	34	31	64	63

Net income	110	168	279	322
Less: income (loss) from discontinued operations, net of taxes	(1)	2	(2)	2

Income from continuing operations	111	166	281	320
Less: net income from continuing operations attributable to noncontrolling interests	34	31	64	63

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	77	135	217	257
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	60	(41)	10	(30)
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	(10)	(23)	(36)	(9)
(Gains) losses on early extinguishment of debt, net (3)	7	—	6	(1)
Expenses related to restructuring	4	1	11	4
Taxes on adjustments	(13)	13	2	8

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$125	$85	$210	$229

(1)
Net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $
1
 million and $
2
 million for the three months ended June 30, 2024 and 2023, respectively, and $
2
 million for both the six months ended June 30, 2024 and 2023.

(2)
Changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $
(2
) million and $
(4
) million for the three months ended June 30, 2024 and 2023, respectively, and $
(5
) million and $
(7
) million for the six months ended June 30, 2024 and 2023, respectively.

(3)	(Gains) losses on early extinguishment of debt are net of the portion attributable to noncontrolling interests of $ 2 million for the three and six months ended June 30, 2024.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2024	2023	2024	2023
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$165	$146	$300	$289
Long-Term Care Insurance segment	(29)	(43)	(26)	(20)
Life and Annuities segment:
Life insurance	(23)	(17)	(56)	(44)
Fixed annuities	12	10	23	24
Variable annuities	10	9	17	18

Life and Annuities segment	(1)	2	(16)	(2)

Corporate and Other	(10)	(20)	(48)	(38)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$125	$85	$210	$229

There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.
The following is a summary of total assets for our segments and Corporate and Other as of the dates indicated:

(Amounts in millions)	June 30, 2024	December 31, 2023
Assets:
Enact segment	$6,351	$6,193
Long-Term Care Insurance segment	44,559	46,195
Life and Annuities segment	34,829	36,517
Corporate and Other	1,804	1,912

Total assets	$87,543	$90,817

(17) Commitments and Contingencies
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
TVPX ARX INC. v. GLAIC
In September 2018, Genworth Life and Annuity Insurance Company (“GLAIC”), our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
TVPX ARX INC., as Securities Intermediary for Consolidated Wealth Management, LTD. on behalf of itself and all others similarly situated v. Genworth Life and Annuity Insurance Company
. Plaintiff alleges unlawful and excessive cost of insurance charges were imposed on policyholders. The complaint asserts claims for breach of contract, alleging that Genworth improperly considered non-mortality factors when calculating cost of insurance rates and failed to decrease cost of insurance charges in light of improved expectations of future mortality, and seeks unspecified compensatory damages, costs, and equitable relief. On October 29, 2018, we filed a motion to enjoin the case in the Middle District of Georgia, and a motion to dismiss and motion to stay in the Eastern District of Virginia. We moved to enjoin the prosecution of the Eastern District of Virginia action on the basis that it involves claims released in a prior nationwide class action settlement (the “McBride settlement”) that was approved by the Middle District of Georgia. Plaintiff filed an amended complaint on November 13, 2018. On December 6, 2018, we moved the Middle District of Georgia for leave to file our counterclaim, which alleges that plaintiff breached the covenant not to sue contained in the prior settlement agreement by filing its current action. On March 15, 2019, the Middle District of Georgia granted our motion to enjoin and denied our motion for leave to file our counterclaim. As such, plaintiff is enjoined from pursuing its class action in the Eastern District of Virginia. On March 29, 2019, plaintiff filed a notice of appeal in the Middle District of Georgia, notifying the Court of its appeal to the United States Court of Appeals for the Eleventh Circuit from the order granting our motion to enjoin. On March 29, 2019, we filed our notice of cross-appeal in the Middle District of Georgia, notifying the Court of our cross-appeal to the Eleventh Circuit from the portion of the order denying our motion for leave to file our counterclaim. On April 8, 2019, the Eastern District of Virginia dismissed the case without prejudice, with leave for plaintiff to refile an amended complaint only if a final appellate Court decision vacates the injunction and reverses the Middle District of

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Georgia’s opinion
.

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
Burkhart et al. v. Genworth Financial et al.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Trauernicht et al v. Genworth Financial
On August 1, 2022, a putative class action was filed in the United States District Court for the Eastern District of Virginia by two former Genworth employees against Genworth Financial, its Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Retirement and Savings Plan (“Savings Plan”). Plaintiffs purport to act on behalf of the Savings Plan and all similarly situated participants and beneficiaries of the Savings Plan. The complaint asserts that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 by imprudently offering and inadequately monitoring a suite of BlackRock Target Date Funds as a retirement investment option for Genworth employees. Plaintiffs seek declaratory and injunctive relief, monetary damages and attorney’s fees. By stipulation entered September 6, 2022, the complaint was dismissed, without prejudice, against the Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Savings Plan. On October 17, 2022, we moved to dismiss the complaint against the sole remaining defendant, Genworth Financial. Plaintiffs filed opposition papers on November 10, 2022, and we filed our reply papers on November 16, 2022. By order dated January 20, 2023, the Court granted plaintiffs’ motion to serve an amended complaint, rendering our initial motion to dismiss moot. On January 20, 2023, plaintiffs filed an amended complaint, and on February 2, 2023, we filed a motion to dismiss the amended complaint. On March 16, 2023, the Court directed plaintiffs to file a second amended complaint and denied our motion to dismiss the amended complaint. Plaintiffs filed the second amended complaint on April 17, 2023. On May 15, 2023, we answered and moved to dismiss the second amended complaint. On September 13, 2023, the Court granted in part and denied in part our motion to dismiss the second amended complaint. Plaintiffs moved for class certification on October 16, 2023, and we filed opposition papers on December 4, 2023. Oral argument on plaintiffs’ class certification motion was heard on February 12, 2024, and we are awaiting the Court’s ruling. On February 20, 2024, we moved for summary judgment dismissing the claims, and plaintiffs filed opposition papers on March 5, 2024. Oral argument was conducted on our summary judgment motion on March 25, 2024. We intend to continue to vigorously defend this action.
M/O Arbitration Between Blue Cross Blue Shield Nebraska and GLIC
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
In Re MOVEit Customer Data Security Breach Litigation
Starting in June 2023, various Genworth entities (including Genworth Financial, GLIC and GLAIC) have been named as defendants in certain putative class action lawsuits in the United States District Courts for the

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Eastern District of Virginia and the District of Massachusetts. These cases are captioned as follows:
King v. Genworth Financial, Inc
.;
Anastasio v. Genworth Financial, Inc. et al
;
Hauser v. Genworth Life Insurance Company
;
Smith v. Genworth Financial, Inc.
;
Behrens v. Genworth Life Insurance Company
;
Hale et al v. Genworth Financial, Inc.
;
Burkett, Jr. v. Genworth Life and Annuity Insurance Company
;
Manar v. Genworth Financial, Inc.
;
Kennedy v. Genworth Financial, Inc.
;
Romine et al. v. Progress Software Corporation et al.
;
Schwarz et al. v. Progress Software Corporation et al.
;
Casey et al. v. Genworth Life & Annuity Insurance Company
; and
Bailey v. Genworth Financial, Inc
. The actions relate to the data security events involving the MOVEit file transfer system (“MOVEit Cybersecurity Incident”), which PBI Research Services (“PBI”), a third-party vendor, uses in the performance of its services. Our life insurance subsidiaries use PBI to, among other things, satisfy applicable regulatory obligations to search various databases to identify the deaths of insured persons under life insurance policies, and to identify the deaths of long-term care insurance and annuity policies which can impact premium payment obligations and benefit eligibility. Plaintiffs seek to represent various classes and subclasses of Genworth long-term care insurance policyholders and agents whose data was accessed or potentially accessed by the MOVEit Cybersecurity Incident, alleging that Genworth breached its purported duty to safeguard their sensitive data from cybercriminals. The complaints assert claims for, inter alia, negligence, negligence per se, breach of contract, unjust enrichment, and violations of various consumer protection and privacy statutes, and they seek, inter alia, declaratory and injunctive relief, compensatory and punitive damages, restitution, attorneys’ fees and costs. On October 4, 2023, the Joint Panel on Multidistrict Litigation issued an order consolidating all actions relating to the MOVEit Cybersecurity Incident before a single federal judge in the United States District Court for the District of Massachusetts. All defendants, including the Genworth entities, filed a joint motion to dismiss the complaints on July 23, 2024. We intend to vigorously defend these actions.

Silverstein v. GLIC
On October 20, 2023, GLIC was named as the defendant in a putative class action lawsuit in the United States District Court for the Eastern District of Virginia captioned
Martin Silverstein, on behalf of himself and all others similarly situated v. Genworth Life Insurance Company
.
The complaint alleges that GLIC subjected universal life insurance policyholders to impermissible increases in cost of insurance charges, thereby breaching the underlying contracts. The complaint seeks, among other things, monetary damages and reinstatement of any lapsed policies. As of July 8, 2024, the parties reached an agreement in principle to settle the action for approximately

$
5
 million, subject to Court approval. We accrued $
5
 million for this litigation as of June
30
,
2024
. If the settlement is not finalized, we intend to continue to vigorously defend this action.
Fox v. GLAIC
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
. The complaint asserts causes of action for breach of contract, violation of the California Insurance Code, unfair competition and bad faith, and it seeks, inter alia, declaratory and injunctive relief, compensatory damages, restitution, attorneys’ fees and costs. The action was removed to the United States District Court for the Eastern District of California on April 3, 2024. On May 8, 2024, we answered the complaint. We intend to vigorously defend this action.

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
(b) Commitments
See note 6 for amounts we were committed to fund related to our investments as of June 30, 2024.
(18) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total

Balances as of April 1, 2024	$(2,615)	$849	$(334)	$(6)	$12	$(2,094)
OCI before reclassifications	(442)	(85)	958	—	(5)	426
Amounts reclassified from OCI	15	(34)	—	—	—	(19)

Current period OCI	(427)	(119)	958	—	(5)	407
Balances as of June 30, 2024 before noncontrolling interests	(3,042)	730	624	(6)	7	(1,687)

Less: change in OCI attributable to noncontrolling interests	—	—	—	—	—	—

Balances as of June 30, 2024	$(3,042)	$730	$624	$(6)	$7	$(1,687)

(1)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total

Balances as of April 1, 2023	$(2,500)	$1,274	$(1,628)	$(9)	$10	$(2,853)
OCI before reclassifications	(584)	(83)	664	—	4	1
Amounts reclassified from OCI	23	(37)	—	—	—	(14)

Current period OCI	(561)	(120)	664	—	4	(13)
Balances as of June 30, 2023 before noncontrolling interests	(3,061)	1,154	(964)	(9)	14	(2,866)

Less: change in OCI attributable to noncontrolling interests	(5)	—	—	—	—	(5)

Balances as of June 30, 2023	$(3,056)	$1,154	$(964)	$(9)	$14	$(2,861)

(1)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total

Balances as of January 1, 2024	$(2,130)	$1,010	$(1,439)	$(8)	$12	$(2,555)
OCI before reclassifications	(945)	(210)	2,063	2	(5)	905
Amounts reclassified from OCI	32	(70)	—	—	—	(38)

Current period OCI	(913)	(280)	2,063	2	(5)	867
Balances as of June 30, 2024 before noncontrolling interests	(3,043)	730	624	(6)	7	(1,688)

Less: change in OCI attributable to noncontrolling interests	(1)	—	—	—	—	(1)

Balances as of June 30, 2024	$(3,042)	$730	$624	$(6)	$7	$(1,687)

(1)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total

Balances as of January 1, 2023	$(3,407)	$1,200	$(403)	$(10)	$6	$(2,614)
OCI before reclassifications	322	31	(561)	1	8	(199)
Amounts reclassified from OCI	36	(77)	—	—	—	(41)

Current period OCI	358	(46)	(561)	1	8	(240)
Balances as of June 30, 2023 before noncontrolling interests	(3,049)	1,154	(964)	(9)	14	(2,854)

Less: change in OCI attributable to noncontrolling interests	7	—	—	—	—	7

Balances as of June 30, 2023	$(3,056)	$1,154	$(964)	$(9)	$14	$(2,861)

(1)	See note 5 for additional information.
As of June 30, 2024 and 2023, the balances of the change in the discount rate used to measure future policy benefits were net of taxes of $(169) million and $255 million, respectively, and the balances of the change in instrument-specific credit risk of MRBs were net of taxes of $1 million and $2 million, respectively. The foreign currency translation and other adjustments balances in the charts above included $30 million and $34 million, respectively, net of taxes of $(8) million and $(9) million, respectively, related to postretirement benefit obligation
s
as of June 30, 2024 and 2023. The balance also included taxes of $1 million related to foreign currency translation adjustments as of June 30, 2024 and 2023.
The following table shows reclassifications from accumulated other comprehensive income (loss), net of taxes, for the periods presented:

					Affected line item in the condensed consolidated statements of income
	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2024	2023	2024	2023
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments	$19	$30	$41	$46	Net investment (gains) losses
Income taxes	(4)	(7)	(9)	(10)	Provision for income taxes

Total	$15	$23	$32	$36

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(52)	$(55)	$(105)	$(109)	Net investment income
Interest rate swaps hedging assets	(1)	(3)	(5)	(8)	Net investment (gains) losses
Interest rate swaps hedging liabilities	1	—	2	1	Interest expense
Interest rate swaps hedging liabilities	—	—	—	(1)	Net investment (gains) losses
Foreign currency swaps	—	—	—	(2)	Net investment (gains) losses
Income taxes	18	21	38	42	Provision for income taxes

Total	$(34)	$(37)	$(70)	$(77)

7
7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

changes in economic, market and political conditions including as a result of elevated inflation, labor shortages and elevated interest rates, which could heighten the risk of a future recession; unanticipated financial events, which could lead to market-wide liquidity problems and other significant market disruption resulting in losses, defaults or credit rating downgrades of other financial institutions; deterioration in economic conditions, a recession or a decline in home prices, all of which could be driven by many potential factors; political and economic instability or changes in government policies, including U.S. federal tax laws or rates, and at regulatory agencies as a result of any change in administration due to the upcoming 2024 U.S. presidential election; and fluctuations in international securities markets;

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

•	the inability of third-party vendors to meet their obligations to us;

•	the lack of availability, affordability or adequacy of reinsurance to protect us against losses;

•	a decrease in the volume of high loan-to-value home mortgage originations or an increase in the volume of mortgage insurance cancellations;

•	unanticipated claims against Enact Holdings’ delegated underwriting program;

•	the impact of medical advances such as genetic research and diagnostic imaging, emerging new technology, including artificial intelligence and related legislation; and

•	other factors described in the risk factors contained in Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 29, 2024.

We provide additional information regarding these risks and uncertainties in our Annual Report on Form 10-K. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Accordingly, for the foregoing reasons, we caution the reader against relying on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required under applicable securities laws.

Overview

Genworth Financial, through its principal insurance subsidiaries, offers mortgage and long-term care insurance products. Genworth Financial is the parent company of Enact Holdings, a leading provider of private mortgage insurance in the United States through its mortgage insurance subsidiaries. Genworth Financial’s principal U.S. life insurance subsidiaries offer long-term care insurance and also manage in-force blocks of life insurance and annuity products. Genworth Financial also has a start-up business whereby it offers fee-based services, advice, consulting and other aging care products and services through CareScout.

We report our business results through three segments: Enact; Long-Term Care Insurance; and Life and Annuities. The products in the Life and Annuities segment include traditional and non-traditional life insurance (term, universal and term universal life insurance as well as corporate-owned life insurance and funding agreements), and fixed and variable annuities, none of which are actively marketed or sold.

In addition to our three reportable segments, we also have Corporate and Other, which includes debt financing expenses that are incurred at the Genworth Holdings, Inc. (“Genworth Holdings”) level, unallocated corporate income and expenses, and eliminations of inter-segment transactions. Corporate and Other also includes the results of other businesses that are not individually reportable, such as certain international businesses and CareScout start-up results.

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

Strategic Update

We have refined our strategic priorities to reflect our significant progress to date.

Creating shareholder value

We continue to create shareholder value through Enact’s growing market value and capital returns. Enact Holdings provided $63 million of capital returns to Genworth Holdings in the second quarter of 2024 and on May 1, 2024, announced a new share repurchase authorization of $250 million. Based on Genworth Financial’s ownership of approximately 81% of Enact Holdings, we expect to receive between $245 million to $285 million in capital returns from Enact Holdings for the full year 2024. The final amount and form of capital returns will ultimately depend on business performance, market conditions and regulatory approvals. We believe capital returns from Enact will continue to benefit our shareholders by funding our strategic initiatives, including new CareScout products and services, as well as share repurchases and opportunistic debt reduction. Since the initial authorization of Genworth Financial’s share repurchase program in May 2022 and through July 2024, we have repurchased $470 million worth of shares of Genworth Financial’s common stock. For additional information on our share repurchase program, see “—Liquidity and Capital Resources.”

Legacy businesses

We continue to make progress on our strategic priority to maintain self-sustaining, customer-centric legacy U.S. life insurance companies, including our long-term care insurance, life insurance and annuity businesses. Our long-term care insurance multi-year in-force rate action plan continues to be our most effective tool in supporting this strategic priority. We achieved an estimated cumulative economic benefit of approximately $29.2 billion, on a net present value basis, of approved rate actions since 2012 through the second quarter of 2024. As we manage our legacy life insurance subsidiaries on a standalone basis, these entities will continue to rely on their statutory capital, significant reserves, prudent management of the in-force blocks and long-term care insurance in-force rate actions to satisfy policyholder obligations. For additional information regarding our in-force rate actions, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment” and “—Long-Term Care Insurance segment.”

CareScout growth initiatives

We plan to drive future growth through CareScout with innovative, consumer-focused aging care services and funding solutions. During the second quarter of 2024, we continued to expand our network of long-term care providers (“CareScout Quality Network”) to over 40 states and more than 300 high-quality, person-centered home care providers. Substantially all of these providers have agreed to hourly rates below the median cost of care in their respective zip codes (as determined by Genworth’s Cost of Care Survey conducted in 2023), while meeting our quality credentialing standards. We have received positive feedback from both providers and policyholders, and we plan to continue to add these types of providers to the network. While the initial focus has been with our long-term care insurance policyholders, we believe that over time and with national coverage of the CareScout Quality Network, we can expand the scope of our CareScout services business to additional consumer markets. In addition to the benefits to consumers, the discounts available through the network are expected to potentially further mitigate risk in our legacy long-term care insurance block by reducing claims costs. We aim to prudently scale and diversify our CareScout services business and expect to contribute approximately $35 million of capital to our CareScout services business for the full year 2024.

We are also working to build the foundation necessary to re-enter the long-term care insurance market through our CareScout insurance business. Initially, we will be seeking regulatory approval on an individual product with capped coverage limits and conservative assumptions designed to reduce the need for future premium increases. The new product would also include access to the CareScout Quality Network, which provides significant discounts on care costs to help policyholders optimize their claim dollars. We plan to continue innovating on future products to give families more options to plan for the increasing costs of care.

We will continue to strive to maintain a disciplined approach in our capital allocation strategy, balancing investments in CareScout growth initiatives with returning value to shareholders.

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

•

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are costs and expenses that are related directly to the successful acquisition of new or renewal insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses. We allocate corporate expenses to each of our segments using various methodologies.

•

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs (“DAC”) and intangibles consists primarily of the amortization of capitalized acquisition costs, present value of future profits and capitalized software.

•	Interest expense. Interest expense primarily represents interest incurred on borrowings of Genworth Holdings and Enact Holdings.

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

The effective tax rates disclosed herein are calculated using whole numbers. As a result, the percentages shown may differ from an effective tax rate calculated using rounded numbers. The annually-determined tax rates and adjustments to each segment’s provision for income taxes are estimates which are subject to review and could change from year to year. For a discussion of the effective tax rates used to record the provision for income taxes for our three reportable segments and Corporate and Other, see note 15 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”

•

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents third party ownership interests in income from continuing operations of Enact Holdings, a consolidated subsidiary of Genworth Financial.

Consolidated Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$855	$902	$(47)	(5)%
Net investment income	808	785	23	3%
Net investment gains (losses)	(61)	39	(100)	NM (1)
Policy fees and other income	167	166	1	1%

Total revenues	1,769	1,892	(123)	(7)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,151	1,175	(24)	(2)%
Liability remeasurement (gains) losses	39	70	(31)	(44)%
Changes in fair value of market risk benefits and associated hedges	(8)	(19)	11	58%
Interest credited	125	126	(1)	(1)%
Acquisition and operating expenses, net of deferrals	229	226	3	1%
Amortization of deferred acquisition costs and intangibles	60	64	(4)	(6)%
Interest expense	30	29	1	3%

Total benefits and expenses	1,626	1,671	(45)	(3)%

Income from continuing operations before income taxes	143	221	(78)	(35)%
Provision for income taxes	32	55	(23)	(42)%

Income from continuing operations	111	166	(55)	(33)%
Income (loss) from discontinued operations, net of taxes	(1)	2	(3)	(150)%

Net income	110	168	(58)	(35)%
Less: net income attributable to noncontrolling interests	34	31	3	10%

Net income available to Genworth Financial, Inc.’s common stockholders	$76	$137	$(61)	(45)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table sets forth the consolidated results of operations for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$1,730	$1,817	$(87)	(5)%
Net investment income	1,590	1,572	18	1%
Net investment gains (losses)	(12)	28	(40)	(143)%
Policy fees and other income	325	329	(4)	(1)%

Total revenues	3,633	3,746	(113)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	2,354	2,351	3	—%
Liability remeasurement (gains) losses	31	55	(24)	(44)%
Changes in fair value of market risk benefits and associated hedges	(31)	(2)	(29)	NM (1)
Interest credited	250	252	(2)	(1)%
Acquisition and operating expenses, net of deferrals	465	466	(1)	—%
Amortization of deferred acquisition costs and intangibles	125	136	(11)	(8)%
Interest expense	60	58	2	3%

Total benefits and expenses	3,254	3,316	(62)	(2)%

Income from continuing operations before income taxes	379	430	(51)	(12)%
Provision for income taxes	98	110	(12)	(11)%

Income from continuing operations	281	320	(39)	(12)%
Income (loss) from discontinued operations, net of taxes	(2)	2	(4)	(200)%

Net income	279	322	(43)	(13)%
Less: net income attributable to noncontrolling interests	64	63	1	2%

Net income available to Genworth Financial, Inc.’s common stockholders	$215	$259	$(44)	(17)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

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

The following table presents a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2024	2023	2024	2023
Net income available to Genworth Financial, Inc.’s common stockholders	$76	$137	$215	$259
Add: net income attributable to noncontrolling interests	34	31	64	63

Net income	110	168	279	322
Less: income (loss) from discontinued operations, net of taxes	(1)	2	(2)	2

Income from continuing operations	111	166	281	320
Less: net income from continuing operations attributable to noncontrolling interests	34	31	64	63

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	77	135	217	257
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	60	(41)	10	(30)
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	(10)	(23)	(36)	(9)
(Gains) losses on early extinguishment of debt, net (3)	7	—	6	(1)
Expenses related to restructuring	4	1	11	4
Taxes on adjustments	(13)	13	2	8

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$125	$85	$210	$229

(1)

Net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $1 million and $2 million for the three months ended June 30, 2024 and 2023, respectively, and $2 million for both the six months ended June 30, 2024 and 2023.

(2)

Changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(2) million and $(4) million for the three months ended June 30, 2024 and 2023, respectively, and $(5) million and $(7) million for the six months ended June 30, 2024 and 2023, respectively.

(3)	(Gains) losses on early extinguishment of debt are net of the portion attributable to noncontrolling interests of $2 million for the three and six months ended June 30, 2024.

There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

Earnings per share

The following table provides basic and diluted earnings per common share for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.18	$0.28	$(0.10)	(36)%	$0.49	$0.53	$(0.04)	(8)%

Diluted	$0.17	$0.28	$(0.11)	(39)%	$0.49	$0.53	$(0.04)	(8)%

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.17	$0.29	$(0.12)	(41)%	$0.49	$0.54	$(0.05)	(9)%

Diluted	$0.17	$0.29	$(0.12)	(41)%	$0.48	$0.53	$(0.05)	(9)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.29	$0.18	$0.11	61%	$0.48	$0.47	$0.01	2%

Diluted	$0.28	$0.18	$0.10	56%	$0.47	$0.47	$—	—%

Weighted-average common shares outstanding:
Basic	436.4	473.2			439.7	482.7

Diluted	440.7	478.1			445.5	489.1

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including performance stock units, restricted stock units and other equity-based awards.

The following table presents a summary of adjusted operating income (loss) for our segments and Corporate and Other for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$165	$146	$19	13%	$300	$289	$11	4%
Long-Term Care Insurance segment	(29)	(43)	14	33%	(26)	(20)	(6)	(30)%
Life and Annuities segment:
Life insurance	(23)	(17)	(6)	(35)%	(56)	(44)	(12)	(27)%
Fixed annuities	12	10	2	20%	23	24	(1)	(4)%
Variable annuities	10	9	1	11%	17	18	(1)	(6)%

Life and Annuities segment	(1)	2	(3)	(150)%	(16)	(2)	(14)	NM (1)

Corporate and Other	(10)	(20)	10	50%	(48)	(38)	(10)	(26)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$125	$85	$40	47%	$210	$229	$(19)	(8)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

•	Net income for the three months ended June 30, 2024 and 2023 was $76 million and $137 million, respectively, and adjusted operating income was $125 million and $85 million, respectively.

•	Enact segment

•	Adjusted operating income increased primarily attributable to a higher reserve release and higher net investment income in the current year.

•	Long-Term Care Insurance segment

•

The adjusted operating loss decreased primarily driven by net insurance recoveries of $19 million, higher limited partnership income and a lower liability remeasurement loss, partially offset by lower renewal premiums in the current year.

•	Life and Annuities segment

•	Life insurance:

•

The adjusted operating loss increased primarily due to the runoff of our in-force blocks and a legal settlement accrual in the current year, partially offset by a liability remeasurement loss in the prior year that did not recur.

•	Fixed annuities:

•	Adjusted operating income increased primarily due to favorable mortality, partially offset by lower net spread income in the current year largely driven by block runoff.

•	Corporate and Other

•	The adjusted operating loss decreased primarily from timing of certain tax related items, partially offset by higher expenses related to CareScout growth initiatives in the current year.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

•	Net income for the six months ended June 30, 2024 and 2023 was $215 million and $259 million, respectively, and adjusted operating income was $210 million and $229 million, respectively.

•	Enact segment

•	Adjusted operating income increased primarily attributable to higher net investment income and premiums, partially offset by higher new delinquencies in the current year.

•	Long-Term Care Insurance segment

•	The adjusted operating loss increased primarily driven by lower renewal premiums, partially offset by net insurance recoveries of $22 million and higher limited partnership income in the current year.

•	The increase in the loss was also partially offset by a $10 million accrual for legal settlement costs in the prior year that did not recur.

•	Life and Annuities segment

•

The adjusted operating loss was primarily driven by our life insurance products and increased mainly due to lower premiums and policy fees reflecting the runoff of our in-force blocks, partially offset by less unfavorable mortality experience in the current year.

•	Corporate and Other

•	The adjusted operating loss increased primarily from higher expenses related to CareScout growth initiatives, partially offset by higher net investment income in the current year.

Significant Developments and Strategic Highlights

Enact segment

•

Mortgage insurance portfolio. Enact’s primary persistency rate of 83% continued to offset the decline in new insurance written, contributing to insurance in-force growth in the second quarter of 2024. New insurance written decreased 10% in the second quarter of 2024 compared to the second quarter of 2023.

•

Loss performance. Enact recorded a pre-tax reserve release of $77 million during the second quarter of 2024 primarily driven by favorable cure performance on early 2023 and prior delinquencies compared to a pre-tax reserve release of $63 million in the second quarter of 2023. As part of the reserve release in the second quarter of 2024, Enact also decreased its assumptions for the rate at which delinquencies go to claim (“claim rate”).

•	PMIERs compliance. Enact’s PMIERs sufficiency ratio was 169% or $2,057 million above the PMIERs requirements as of June 30, 2024.

•

Capital returns. Genworth Holdings received $63 million of capital returns from Enact Holdings during the second quarter of 2024. On May 1, 2024, Enact Holdings announced a new share repurchase authorization of $250 million.

•

Enact Holdings’ debt. During the second quarter of 2024, Enact Holdings fully redeemed its $750 million 6.50% senior notes due in August 2025 (“2025 Notes”). Enact Holdings funded the redemption primarily through the net proceeds from the issuance of its $750 million 6.25% senior notes due in 2029 (“2029 Notes”).

Long-Term Care Insurance segment

•

In-force rate actions. We estimate that the cumulative economic benefit of approved rate actions in our long-term care insurance multi-year in-force rate action plan since 2012 through the second quarter of 2024 was approximately $29.2 billion, on a net present value basis.

•

Claims. We expect higher paid claims in our long-term care insurance business as our blocks age, with peak claim years over a decade away. Paid claims on newer products continue to increase as policyholders approach peak claim age, while claims on our oldest products decline as those policyholders, on average, are past peak claim age. We also expect overall claim costs to continue to increase as the approximately 616,000 insured individuals in our two largest blocks, Choice I and Choice II, with average attained ages of 77 and 74, respectively, reach their peak claim years, at approximately age 85.

Capital of U.S. life insurance subsidiaries

•

As of June 30, 2024 and December 31, 2023, the consolidated company action level risk-based capital ratio of our U.S. domiciled life insurance subsidiaries was approximately 319% and 303%, respectively. The increase was primarily attributable to statutory earnings in our long-term care insurance business primarily driven by premium increases and benefit reductions from in-force rate actions and legal settlements. The increase was also attributable to statutory earnings in our variable annuity products, including a benefit from the impact of interest rate and equity market performance.

Genworth Financial share repurchase program

•	Genworth Financial executed $99 million of share repurchases during the first half of 2024.

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

Management regularly monitors and reports on in-force rate actions, including state filing approvals; impacted in-force premiums; weighted-average percentage rate increases approved; and gross incremental premiums approved in our Long-Term Care Insurance segment. We also estimate the cumulative economic benefit of approved rate actions in our long-term care insurance multi-year in-force rate action plan on a net present value basis, discounted at our investment portfolio yield. This is defined as the net present value of historical and future expected premium increases and benefit reductions based on current assumptions as a result of rate increases approved on individual and group long-term care insurance policies. It also includes the net present value of reserve reductions related to legal settlements less cash payments made to policyholders who elect certain reduced benefit options in connection with the legal settlements, referred to as settlement payments. We monitor these selected operating performance measures for in-force rate actions to track our progress on maintaining the self-sustainability of our legacy life insurance subsidiaries. We consider these in-force rate action metrics to be measures of financial performance and help to enhance the understanding of the operating performance of our Long-Term Care Insurance segment.

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

Macroeconomic environment

While the U.S. economy showed positive signs during the second quarter of 2024, it faces continued but lessening uncertainty due to inflationary pressure, the geopolitical environment and lingering macroeconomic concerns. Mortgage origination activity remained relatively slow during the second quarter of 2024 in response to elevated mortgage rates and sustained low housing supply. Over the past few years, housing affordability has deteriorated as elevated mortgage rates and home price appreciation outpaced median family income, according to the National Association of Realtors Housing Affordability Index. National home prices continued to rise into 2024, according to the Federal Housing Finance Agency (“FHFA”) Monthly Purchase-Only House Price Index.

The unemployment rate was 4.1% in June 2024, compared to 3.8% in March 2024. As of June 30, 2024, the number of unemployed Americans was approximately 6.8 million, and the number of long term unemployed over 26 weeks was approximately 1.5 million.

Forbearance and loss mitigation programs

Borrowers’ ability to utilize extended forbearance timelines permitted through the Coronavirus Aid Relief and Economic Security Act and the government-sponsored enterprises’ (“GSEs”) coronavirus pandemic (“COVID-19”) servicing-related policies ended in 2023. Borrowers that meet general hardship and program guidelines continue to have access to standard forbearance policies as a loss mitigation option. In addition, in March 2023, the GSEs announced new loss mitigation programs that allow six-month payment deferrals for borrowers facing financial hardship.

Although it is difficult to predict the future level of reported forbearance and how many of the loans in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer reported forbearances have generally declined. As of June 30, 2024, approximately 1% or 9,931 of Enact’s active primary policies were reported in a forbearance plan, of which approximately 25% were reported as delinquent. Approximately 7% of Enact’s primary new delinquencies in the second quarter of 2024 were subject to a forbearance plan compared to 14% in the second quarter of 2023.

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

Mortgage insurance portfolio

New insurance written of $13.6 billion in the second quarter of 2024 decreased 10% compared to the second quarter of 2023. Changes in new insurance written are primarily impacted by the size of the mortgage insurance market and Enact’s market share. Enact’s primary persistency rate was 83% during the second quarter of 2024 compared to 84% in the second quarter of 2023. Elevated persistency, driven by a large percentage of Enact’s in-force policies with mortgage rates below current rates, continued to offset the decline in new insurance written, leading to an increase in primary insurance in-force of $2.4 billion as compared to March 31, 2024.

Net earned premiums increased in the second quarter of 2024 compared to the second quarter of 2023 primarily driven by insurance in-force growth, partially offset by higher ceded premiums.

Loss experience

Enact’s loss ratio for the three months ended June 30, 2024 and 2023 was (7)% and (2)%, respectively. Enact released reserves of $77 million during the second quarter of 2024 primarily related to favorable cure performance on early 2023 and prior delinquencies. As part of the reserve release, Enact also decreased its claim rate assumptions largely as a result of sustained favorable cure performance and lessening uncertainty in the economic environment, impacting both current and prior year delinquencies. Enact recorded a reserve release of $63 million during the second quarter of 2023 primarily related to favorable cure performance on delinquencies from 2021 and earlier, including those related to COVID-19.

The severity of loss on loans that go to claim may be negatively impacted by extended forbearance and foreclosure timelines, the associated elevated expenses and the higher loan amount of recent new delinquencies. These negative influences on loss severity could be mitigated in part by embedded home price appreciation. For loans insured on or after October 1, 2014, Enact’s mortgage insurance policies limit the number of months of unpaid interest and associated expenses that are included in the mortgage insurance claim amount to a maximum of 36 months.

New primary delinquencies in the second quarter of 2024 increased compared to the second quarter of 2023 primarily due to the normal loss development pattern of Enact’s portfolio. New primary delinquencies of 10,461 contributed $60 million of loss expense in the second quarter of 2024, while Enact incurred $58 million of losses from 9,205 new primary delinquencies in the second quarter of 2023. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions.

Capital requirements and transactions

As of June 30, 2024, EMICO’s risk-to-capital ratio under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was approximately 10.8:1, compared with a risk-to-capital ratio of 11.2:1 and 11.6:1 as of March 31, 2024 and December 31, 2023, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.

Under PMIERs, Enact is subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. As of June 30, 2024, Enact had estimated available assets of $5,024 million against $2,967 million net required assets under PMIERs compared to available assets of $4,853 million against $2,970 million net required assets as of March 31, 2024. The sufficiency ratio as of June 30, 2024 was 169% or $2,057 million above the PMIERs requirements, compared to 163% or $1,883 million above the PMIERs requirements as of March 31, 2024. Enact’s PMIERs required assets as of June 30, 2024 and March 31, 2024 benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans as defined under PMIERs. The application of the 0.30 multiplier to all eligible delinquencies provided $31 million and $48 million, respectively, of benefit to Enact’s June 30, 2024 and March 31, 2024 PMIERs required assets. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier.

On June 25, 2024, Enact executed an excess of loss reinsurance transaction with a panel of reinsurers, which provides approximately $90 million of reinsurance coverage on a portion of existing mortgage insurance written from July 1, 2023 through December 31, 2023, effective June 1, 2024. Enact’s third-party reinsurance transactions provided an aggregate of approximately $1,756 million and $1,722 million of PMIERs capital credit as of June 30, 2024 and March 31, 2024, respectively. Enact may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time.

Capital returns

In March 2024, EMICO completed a distribution to Enact Holdings that supports its ability to pay a quarterly dividend. Future dividend payments are subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial. In addition to Enact’s quarterly dividend program, Enact Holdings announced approval by its board of directors on August 1, 2023 of a share repurchase program which allowed for the repurchase of up to an additional $100 million of its common stock. On May 1, 2024, Enact Holdings announced a new share repurchase authorization of $250 million. Genworth Holdings has agreed to participate in share repurchases in order to maintain its overall ownership at approximately its current level. As the majority shareholder, Genworth Holdings received $63 million of capital returns from Enact Holdings during the second quarter of 2024 comprised of $24 million of quarterly dividends and $39 million of share repurchases.

Returning capital to shareholders, balanced with growth and risk management priorities, remains a priority for Enact Holdings as it looks to enhance shareholder value through time. Future return of capital will be shaped by Enact Holdings’ capital prioritization framework, which sets the following priorities: supporting its existing policyholders, growing its mortgage insurance business, funding attractive new business opportunities and returning capital to shareholders. Enact Holdings’ total return of capital will also be based on its view of the prevailing and prospective macroeconomic conditions, regulatory landscape and business performance.

Segment results of operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$244	$239	$5	2%
Net investment income	59	50	9	18%
Net investment gains (losses)	(8)	(13)	5	38%
Policy fees and other income	3	1	2	200%

Total revenues	298	277	21	8%

Benefits and expenses:
Benefits and other changes in policy reserves	(17)	(4)	(13)	NM (1)
Acquisition and operating expenses, net of deferrals	65	52	13	25%
Amortization of deferred acquisition costs and intangibles	2	2	—	—%
Interest expense	13	13	—	—%

Total benefits and expenses	63	63	—	—%

Income from continuing operations before income taxes	235	214	21	10%
Provision for income taxes	51	46	5	11%

Income from continuing operations	184	168	16	10%
Less: net income attributable to noncontrolling interests	34	31	3	10%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	150	137	13	9%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net(2)	7	11	(4)	(36)%
(Gains) losses on early extinguishment of debt, net(3)	9	—	9	NM (1)
Expenses related to restructuring	3	—	3	NM (1)
Taxes on adjustments	(4)	(2)	(2)	(100)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$165	$146	$19	13%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended June 30, 2024 and 2023, net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $1 million and $2 million, respectively.
(3)	(Gains) losses on early extinguishment of debt are net of the portion attributable to noncontrolling interests of $2 million for the three months ended June 30, 2024.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income increased primarily attributable to a higher reserve release and higher net investment income in the current year.

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

Benefits and expenses

Benefits and other changes in policy reserves decreased largely from a higher reserve release, partially offset by higher new delinquencies in the current year. Enact released reserves of $77 million during the second quarter of 2024 primarily related to favorable cure performance on early 2023 and prior delinquencies. As part of the reserve release, Enact decreased its claim rate assumptions largely as a result of sustained favorable cure performance and lessening uncertainty in the economic environment, impacting both current and prior year delinquencies. Enact recorded a reserve release of $63 million during the second quarter of 2023 primarily related to favorable cure performance on delinquencies from 2021 and earlier, including those related to COVID-19.

Acquisition and operating expenses, net of deferrals, increased primarily due to an $11 million loss on the early redemption of Enact Holdings’ 2025 Notes in the current year.

Provision for income taxes. The effective tax rate was 21.8% and 21.5% for the three months ended June 30, 2024 and 2023, respectively, generally consistent with the U.S. corporate federal income tax rate.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$485	$474	$11	2%
Net investment income	116	96	20	21%
Net investment gains (losses)	(14)	(13)	(1)	(8)%
Policy fees and other income	3	1	2	200%

Total revenues	590	558	32	6%

Benefits and expenses:
Benefits and other changes in policy reserves	3	(15)	18	120%
Acquisition and operating expenses, net of deferrals	116	104	12	12%
Amortization of deferred acquisition costs and intangibles	4	5	(1)	(20)%
Interest expense	26	26	—	—%

Total benefits and expenses	149	120	29	24%

Income from continuing operations before income taxes	441	438	3	1%
Provision for income taxes	96	95	1	1%

Income from continuing operations	345	343	2	1%
Less: net income attributable to noncontrolling interests	64	63	1	2%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	281	280	1	—%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net(2)	12	11	1	9%
(Gains) losses on early extinguishment of debt, net(3)	9	—	9	NM (1)
Expenses related to restructuring	3	—	3	NM (1)
Taxes on adjustments	(5)	(2)	(3)	(150)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$300	$289	$11	4%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For both the six months ended June 30, 2024 and 2023, net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $2 million.
(3)	(Gains) losses on early extinguishment of debt are net of the portion attributable to noncontrolling interests of $2 million for the six months ended June 30, 2024.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income increased primarily attributable to higher net investment income and premiums, partially offset by higher new delinquencies in the current year.

Revenues

Premiums increased mostly from higher insurance in-force, partially offset by higher ceded premiums in the current year.

Net investment income increased primarily from higher investment yields and higher average invested assets in the current year.

Benefits and expenses

Benefits and other changes in policy reserves increased largely from higher new delinquencies in the current year.

Acquisition and operating expenses, net of deferrals, increased primarily due to an $11 million loss on the early redemption of Enact Holdings’ 2025 Notes in the current year.

Provision for income taxes. The effective tax rate was 21.8% and 21.6% for the six months ended June 30, 2024 and 2023, respectively, generally consistent with the U.S. corporate federal income tax rate.

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

The following tables set forth selected operating performance measures regarding Enact as of and for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Primary insurance in-force	$266,060	$257,816	$8,244	3%
Risk in-force:
Primary	$68,878	$65,714	$3,164	5%
Pool	65	73	(8)	(11)%

Total risk in-force	$68,943	$65,787	$3,156	5%

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
New insurance written	$13,619	$15,083	$(1,464)	(10)%	$24,145	$28,237	$(4,092)	(14)%

Primary insurance in-force and risk in-force

Primary insurance in-force increased mainly from new insurance written. In addition, primary persistency remained elevated largely as a result of suppressed refinancing activity in the current year due to a large percentage of in-force policies with mortgage rates below current rates. The primary persistency rate was 84% and 85% for the six months ended June 30, 2024 and 2023, respectively. Total risk in-force increased primarily as a result of higher primary insurance in-force.

New insurance written

Changes in new insurance written are primarily impacted by the size of the mortgage insurance market and Enact’s market share.

Loss and expense ratios

The following table sets forth the loss and expense ratios for Enact for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Loss ratio	(7)%	(2)%	(5)%	1%	(3)%	4%
Expense ratio	28%	23%	5%	25%	23%	2%

The loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. The expense ratio is the ratio of general expenses to net earned premiums. Enact’s general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.

The loss ratio decreased for the three months ended June 30, 2024 largely from a higher reserve release, partially offset by higher new delinquencies in the current year. The loss ratio increased for the six months ended June 30, 2024 primarily due to higher new delinquencies in the current year.

Enact Holdings incurred a loss of $11 million on the early redemption of its 2025 Notes, which increased the expense ratio by five and two percentage points for the three and six months ended June 30, 2024, respectively.

Mortgage insurance loan portfolio

The following table sets forth selected financial information regarding Enact’s loan portfolio as of June 30:

(Amounts in millions)	2024	2023
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$47,837	$42,459
90.01% to 95.00%	110,825	107,448
85.01% to 90.00%	79,132	75,521
85.00% and below	28,266	32,388

Total	$266,060	$257,816

Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$13,722	$12,086
90.01% to 95.00%	32,254	31,220
85.01% to 90.00%	19,510	18,518
85.00% and below	3,392	3,890

Total	$68,878	$65,714

Primary insurance in-force by FICO(1) score at origination:
Over 760	$113,115	$107,427
740-759	43,485	42,074
720-739	37,407	36,324
700-719	29,781	29,514
680-699	21,596	21,908
660-679(2)	11,417	11,188
640-659	6,167	6,133
620-639	2,491	2,576
<620	601	672

Total	$266,060	$257,816

Primary risk in-force by FICO score at origination:
Over 760	$29,219	$27,305
740-759	11,305	10,749
720-739	9,809	9,368
700-719	7,688	7,516
680-699	5,540	5,543
660-679(2)	2,948	2,850
640-659	1,582	1,558
620-639	634	653
<620	153	172

Total	$68,878	$65,714

(1)	Fair Isaac Company.
(2)	Loans with unknown FICO scores are included in the 660-679 category.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for Enact’s loan portfolio as of the dates indicated:

	June 30, 2024	December 31, 2023	June 30, 2023
Primary insurance:
Insured loans in-force	969,767	974,516	973,280
Delinquent loans	19,051	20,432	18,065
Percentage of delinquent loans (delinquency rate)	1.96%	2.10%	1.86%

The delinquency rate decreased compared to December 31, 2023 primarily from a decrease in total delinquencies mostly driven by cures and paid claims outpacing new delinquencies, but increased compared to June 30, 2023 largely due to new delinquencies exceeding cures and paid claims.

The following tables set forth primary delinquencies, direct primary case reserves and risk in-force by aged missed payment status in Enact’s loan portfolio as of the dates indicated:

	June 30, 2024
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	9,704	$79	$613	13%
4 - 11 payments	6,306	210	437	48%
12 payments or more	3,041	173	195	89%

Total	19,051	$462	$1,245	37%

	December 31, 2023
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,166	$88	$629	14%
4 - 11 payments	6,934	205	469	44%
12 payments or more	3,332	184	200	92%

Total	20,432	$477	$1,298	37%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, incurred but not reported (“IBNR”) and reinsurance reserves.

Reserves as a percentage of risk in-force as of June 30, 2024 remained consistent with December 31, 2023 as long-term delinquencies with higher reserves have continued to cure. The number of loans that are delinquent for 12 months or more has decreased since December 31, 2023 and is more in line with pre-COVID-19 levels. Due to continued forbearance options, foreclosure moratoriums and the uncertainty around the lack of progression through the foreclosure process, there is still uncertainty around the likelihood and timing of delinquencies going to claim.

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

	Percent of primary risk in-force as of June 30, 2024	Percent of direct primary case reserves as of June 30, 2024 (1)	Delinquency rate as of
			June 30, 2024	December 31, 2023	June 30, 2023
By State:
California	13%	12%	2.06%	2.22%	1.99%
Texas	9%	8%	2.10%	2.22%	1.90%
Florida (2)	8%	10%	2.22%	2.39%	2.04%
New York (2)	5%	11%	2.94%	3.05%	2.73%
Illinois (2)	4%	6%	2.53%	2.61%	2.35%
Arizona	4%	3%	1.76%	1.93%	1.60%
Michigan	4%	3%	1.76%	1.94%	1.63%
Georgia	3%	4%	2.30%	2.23%	2.08%
North Carolina	3%	2%	1.44%	1.56%	1.37%
Pennsylvania	3%	3%	2.02%	2.19%	1.97%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
(2)	Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

	Percent of primary risk in-force as of June 30, 2024	Percent of direct primary case reserves as of June 30, 2024 (1)	Delinquency rate as of
			June 30, 2024	December 31, 2023	June 30, 2023
By MSA or MD:
Phoenix, AZ MSA	3%	3%	1.86%	2.01%	1.69%
Chicago-Naperville, IL MD	3%	4%	2.89%	2.88%	2.59%
Atlanta, GA MSA	3%	3%	2.45%	2.40%	2.24%
New York, NY MD	2%	7%	3.21%	3.60%	3.37%
Houston, TX MSA	2%	3%	2.55%	2.67%	2.36%
Washington-Arlington, DC MD	2%	2%	1.79%	2.01%	1.70%
Dallas, TX MD	2%	2%	1.92%	1.92%	1.55%
Los Angeles-Long Beach, CA MD	2%	2%	2.24%	2.39%	2.29%
Riverside-San Bernardino, CA MSA	2%	3%	2.58%	2.83%	2.56%
Denver-Aurora-Lakewood, CO MSA	2%	1%	1.12%	1.12%	0.85%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

The following table sets forth the dispersion of Enact’s direct primary case reserves, primary insurance in-force and risk in-force by year of policy origination, and delinquency rate as of June 30, 2024:

(Amounts in millions)	Percent of direct primary case reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total	Delinquency rate
Policy Year
2008 and prior	14%	$5,238	2%	$1,351	2%	7.79%
2009 to 2016	7	6,725	2	1,767	2	3.66%
2017	4	4,618	2	1,221	2	3.45%
2018	5	5,300	2	1,363	2	3.89%
2019	8	12,524	5	3,261	5	2.69%
2020	14	39,502	15	10,601	15	1.64%
2021	21	63,582	24	16,422	24	1.65%
2022	20	56,456	21	14,254	21	1.73%
2023	7	48,520	18	12,552	18	0.93%
2024	—	23,595	9	6,086	9	0.13%

Total portfolio	100%	$266,060	100%	$68,878	100%	1.96%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

Loss reserves in policy years 2008 and prior are outsized compared to their representation of risk in-force. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses Enact will experience on these policy years, they have become a smaller percentage of its total mortgage insurance portfolio. The concentration of loss reserves has shifted to newer book years in line with changes in risk in-force. As of June 30, 2024, Enact’s 2017 and newer policy years represented approximately 96% of its primary risk in-force and 79% of its total direct primary case reserves.

Long-Term Care Insurance segment

Trends and conditions

The results of our long-term care insurance business depend upon how our actual experience compares with our valuation assumptions, including but not limited to in-force rate actions, morbidity, mortality and persistency. Estimates for in-force rate actions reflect certain simplifying assumptions that may vary materially from actual results, including but not limited to consistent policyholder behavior over time in addition to a uniform rate of coinsurance and premium taxes. Actual policyholder behavior may differ significantly from these assumptions. Results of our long-term care insurance business are also influenced by our ability to improve investment yields and manage expenses and reinsurance, among other factors. Changes in laws or government programs, including long-term care insurance rate action legislation, regulation and/or practices, could also impact our long-term care insurance business either positively or negatively.

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

Additionally, we have observed an increase in the cost of care in our long-term care insurance business, due in part to elevated inflation. Increases in cost of care have resulted in higher claim payments in our long-term care insurance business, which could have a material adverse impact on our liquidity, results of operations and financial condition if it persists. We will continue to monitor our experience and make changes to our assumptions and methodologies, as appropriate, for our long-term care insurance products. Even small changes in assumptions or small deviations of actual experience from assumptions could have, and in the past have had, material impacts on our reserve levels, results of operations and financial condition.

The impacts of assumption updates and actual versus expected experience will continue to drive volatility in our long-term care insurance results, particularly for our unprofitable capped cohorts. It is important to note that quarterly variations resulting from assumption updates and actual versus expected experience are typically expected to be relatively small compared to the overall size of our liability for future policy benefits of $42.2 billion, at the locked-in discount rate, for our long-term care insurance business as of June 30, 2024.

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

Segment results of operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table sets forth the results of operations relating to our Long-Term Care Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$564	$611	$(47)	(8)%
Net investment income	494	470	24	5%
Net investment gains (losses)	(47)	62	(109)	(176)%

Total revenues	1,011	1,143	(132)	(12)%

Benefits and expenses:
Benefits and other changes in policy reserves	934	941	(7)	(1)%
Liability remeasurement (gains) losses	43	61	(18)	(30)%
Acquisition and operating expenses, net of deferrals	82	108	(26)	(24)%
Amortization of deferred acquisition costs and intangibles	18	18	—	—%

Total benefits and expenses	1,077	1,128	(51)	(5)%

Income (loss) from continuing operations before income taxes	(66)	15	(81)	NM (1)
Provision for income taxes	—	10	(10)	(100)%

Income (loss) from continuing operations	(66)	5	(71)	NM (1)
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	47	(62)	109	176%
Expenses related to restructuring	—	1	(1)	(100)%
Taxes on adjustments	(10)	13	(23)	(177)%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(29)	$(43)	$14	33%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss decreased primarily driven by net insurance recoveries of $19 million, higher limited partnership income and a lower liability remeasurement loss, partially offset by lower renewal premiums in the current year.

Revenues

Premiums, including from in-force rate actions approved and implemented, decreased primarily driven by lower renewal premiums from policy terminations and policies entering paid-up status in the current year.

Net investment income increased largely from higher income from limited partnerships in the current year.

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

The liability remeasurement loss decreased due to less adverse actual versus expected experience, including lower new claims growth and higher terminations in the current year.

Acquisition and operating expenses, net of deferrals, decreased principally from $24 million of net insurance recoveries in the current year related to previously incurred legal settlement expenses.

Provision for income taxes. The decrease in the tax provision was primarily attributable to the change from pre-tax income in the prior year to a pre-tax loss in the current year, partially offset by higher tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table sets forth the results of operations relating to our Long-Term Care Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$1,142	$1,227	$(85)	(7)%
Net investment income	958	943	15	2%
Net investment gains (losses)	16	71	(55)	(77)%

Total revenues	2,116	2,241	(125)	(6)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,870	1,885	(15)	(1)%
Liability remeasurement (gains) losses	27	29	(2)	(7)%
Acquisition and operating expenses, net of deferrals	184	227	(43)	(19)%
Amortization of deferred acquisition costs and intangibles	35	36	(1)	(3)%

Total benefits and expenses	2,116	2,177	(61)	(3)%

Income from continuing operations before income taxes	—	64	(64)	(100)%
Provision for income taxes	14	28	(14)	(50)%

Income (loss) from continuing operations	(14)	36	(50)	(139)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	(16)	(71)	55	77%
Expenses related to restructuring	1	—	1	NM (1)
Taxes on adjustments	3	15	(12)	(80)%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(26)	$(20)	$(6)	(30)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss increased primarily driven by lower renewal premiums, partially offset by net insurance recoveries of $22 million and higher limited partnership income in the current year. The increase in the loss was also partially offset by a $10 million accrual for legal settlement costs in the prior year that did not recur.

Revenues

Premiums, including from in-force rate actions approved and implemented, decreased primarily driven by lower renewal premiums from policy terminations and policies entering paid-up status in the current year.

Net investment income increased largely due to higher income from limited partnerships in the current year.

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

The liability remeasurement loss decreased driven by higher favorable cash flow assumption updates related to implementation timing of our in-force rate action plan, partially offset by more adverse actual versus expected experience, including favorable impacts in the prior year from the second legal settlement and higher benefit utilization in the current year.

Acquisition and operating expenses, net of deferrals, decreased principally from $28 million of net insurance recoveries in the current year related to previously incurred legal settlement expenses. The decrease was also attributable to a $13 million accrual for legal settlement costs in the prior year that did not recur.

Provision for income taxes. The decrease in the tax provision for the six months ended June 30, 2024, was primarily related to pre-tax income in the prior year and lower tax expense on certain forward starting swap gains in the current year.

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

We experienced quarterly fluctuations in actual to expected experience in 2023 related to the second legal settlement, which primarily covered older, unprofitable capped cohorts, after including this settlement in our 2022 assumptions. However, the third legal settlement, for which we updated cash flow assumptions in the fourth quarter of 2023, covers profitable uncapped cohorts and has a more muted earnings impact. Overall, we expect the legal settlements to result in a net favorable economic impact to our long-term care insurance business as they reduce tail risk on these long-duration liabilities.

The following table sets forth the pre-tax components of the liability remeasurement (gains) losses for the periods indicated:

	Three months ended June 30,		(Increase) decrease and percentage change		Six months ended June 30,		(Increase) decrease and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Cash flow assumption updates	$(24)	$(24)	$—	—%	$(26)	$(3)	$(23)	NM (1)
Actual to expected experience	67	85	(18)	(21)%	53	32	21	66%

Total liability remeasurement (gains) losses	$43	$61	$(18)	(30)%	$27	$29	$(2)	(7)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

For additional discussion of the change in liability remeasurement (gains) losses, see the comparison for this line item above in “—Segment results of operations.”

In-force rate actions

As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions in order to maintain the self-sustainability of our legacy life insurance subsidiaries and reduce the strain on earnings and capital.

The following table sets forth filing approvals as part of our multi-year in-force rate action plan for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in millions)	2024	2023	2024	2023
State filings approved	25	38	48	61
Impacted in-force premiums	$294	$300	$460	$378
Weighted-average percentage rate increase approved	47%	31%	39%	38%
Gross incremental premiums approved	$138	$94	$179	$144

During the six months ended June 30, 2024, we also submitted 24 new filings on approximately $104 million in annualized in-force premiums. Although we expect this amount to increase in the second half of the year, we anticipate the total in-force premiums submitted in 2024 to be lower than previous years due to past successes in achieving approvals. In some cases, we received large approvals that either materially completed the current multi-year rate action plan, which removed the need to re-file in the near-term, or resulted in multi-year implementations, which delayed submission of a subsequent filing beyond 2024.

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

We continue to work closely with the National Association of Insurance Commissioners and state regulators to demonstrate the broad-based need for actuarially justified rate increases in order to pay future claims. Because obtaining actuarially justified rate increases and associated benefit reductions is important to our ability to pay future claims, we will consider litigation against states that decline to approve those actuarially justified rate increases. As of June 30, 2024, we were in litigation with two states that have refused to approve actuarially justified rate increases for certain products.

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

Mortality levels may deviate each period from historical trends. Overall mortality experience was favorable during the second quarter of 2024 but unfavorable in the first quarter of 2024 given seasonal trends. Claims were higher in the second quarter of 2024 compared to the second quarter of 2023 for our universal and term universal life insurance products, but slightly lower for our traditional life insurance products. We have experienced unfavorable mortality compared to our then-current and priced-for assumptions in recent years for our universal life insurance block. Reinsurance costs typically increase due to natural aging of the yearly renewable term (“YRT”) reinsured blocks. We have also received some YRT reinsurance premium increases from some of our reinsurance partners that reflect unfavorable mortality.

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

Variable annuities

Results of our variable annuity products are affected primarily by investment performance, interest rate levels, the slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, surrenders and scheduled maturities. In addition, the results of our variable annuity products can significantly impact our regulatory capital requirements and liquidity. We use hedging strategies as well as liquidity planning and asset-liability management to help mitigate these impacts. In addition, we have used reinsurance to help mitigate volatility in our variable annuity results.

Equity market volatility and interest rate movements have caused fluctuations in the results of our variable annuity products and regulatory capital requirements. In the future, equity market and interest rate performance and volatility could result in additional gains or losses in these products, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table sets forth the results of operations relating to our Life and Annuities segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$44	$50	$(6)	(12)%
Net investment income	250	261	(11)	(4)%
Net investment gains (losses)	(4)	(7)	3	43%
Policy fees and other income	164	165	(1)	(1)%

Total revenues	454	469	(15)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	237	240	(3)	(1)%
Liability remeasurement (gains) losses	(4)	9	(13)	(144)%
Changes in fair value of market risk benefits and associated hedges	(8)	(19)	11	58%
Interest credited	125	126	(1)	(1)%
Acquisition and operating expenses, net of deferrals	60	51	9	18%
Amortization of deferred acquisition costs and intangibles	39	44	(5)	(11)%

Total benefits and expenses	449	451	(2)	—%

Income from continuing operations before income taxes	5	18	(13)	(72)%
Provision for income taxes	1	3	(2)	(67)%

Income from continuing operations	4	15	(11)	(73)%
Adjustments to income from continuing operations:
Net investment (gains) losses	4	7	(3)	(43)%
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges(1)	(10)	(23)	13	57%
Taxes on adjustments	1	3	(2)	(67)%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1)	$2	$(3)	(150)%

(1)

For the three months ended June 30, 2024 and 2023, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(2) million and $(4) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the products included in our Life and Annuities segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$(23)	$(17)	$(6)	(35)%
Fixed annuities	12	10	2	20%
Variable annuities	10	9	1	11%

Total adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1)	$2	$(3)	(150)%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•

The adjusted operating loss in our life insurance products increased primarily due to the runoff of our in-force blocks and a legal settlement accrual in the current year, partially offset by a liability remeasurement loss in the prior year that did not recur.

•	Adjusted operating income in our fixed annuity products increased primarily due to favorable mortality, partially offset by lower net spread income in the current year largely driven by block runoff.

Revenues

Premiums. The decrease was driven by our life insurance products largely due to the continued runoff of our in-force blocks.

Net investment income. The decrease was primarily attributable to lower average invested assets in the current year driven mostly by block runoff in our fixed annuity products.

Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Benefits and other changes in policy reserves. The decrease was primarily from our variable annuity products mainly due to higher reserve releases in the current year.

Liability remeasurement (gains) losses

•	Our life insurance products had a $7 million loss in the prior year largely due to unfavorable mortality.

•	Our fixed annuity products had a $4 million gain in the current year primarily due to favorable mortality compared to a $2 million loss in the prior year due to unfavorable mortality.

Changes in fair value of market risk benefits and associated hedges. The unfavorable variance was related to our variable annuity products primarily attributable to less favorable equity market and interest rate impacts, partially offset by lower derivative losses in the current year.

Acquisition and operating expenses, net of deferrals. The increase was primarily from a $5 million legal settlement accrual in the current year.

Amortization of deferred acquisition costs and intangibles. The decrease was largely due to block runoff in our term life insurance products.

Provision for income taxes. The effective tax rate was 11.9% and 19.2% for the three months ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate was primarily attributable to tax benefits from tax favored investment items in relation to lower pre-tax income in the current year.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table sets forth the results of operations relating to our Life and Annuities segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$97	$112	$(15)	(13)%
Net investment income	504	525	(21)	(4)%
Net investment gains (losses)	(8)	(17)	9	53%
Policy fees and other income	322	328	(6)	(2)%

Total revenues	915	948	(33)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	487	486	1	—%
Liability remeasurement (gains) losses	4	26	(22)	(85)%
Changes in fair value of market risk benefits and associated hedges	(31)	(2)	(29)	NM (1)
Interest credited	250	252	(2)	(1)%
Acquisition and operating expenses, net of deferrals	114	104	10	10%
Amortization of deferred acquisition costs and intangibles	84	95	(11)	(12)%

Total benefits and expenses	908	961	(53)	(6)%

Income (loss) from continuing operations before income taxes	7	(13)	20	154%
Provision (benefit) for income taxes	1	(4)	5	125%

Income (loss) from continuing operations	6	(9)	15	167%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	8	17	(9)	(53)%
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges(2)	(36)	(9)	(27)	NM (1)
Taxes on adjustments	6	(1)	7	NM (1)

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(16)	$(2)	$(14)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)

For the six months ended June 30, 2024 and 2023, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(5) million and $(7) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the products included in our Life and Annuities segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$(56)	$(44)	$(12)	(27)%
Fixed annuities	23	24	(1)	(4)%
Variable annuities	17	18	(1)	(6)%

Total adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(16)	$(2)	$(14)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss was primarily driven by our life insurance products and increased mainly due to lower premiums and policy fees reflecting the runoff of our in-force blocks, partially offset by less unfavorable mortality experience in the current year.

Revenues

Premiums. The decrease was driven by our life insurance products largely due to the continued runoff of our in-force blocks.

Net investment income. The decrease was primarily attributable to lower average invested assets in the current year driven mostly by block runoff in our fixed annuity products.

Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Policy fees and other income. The decrease was principally from lower product charges in the current year in our life insurance products due to the runoff of our in-force blocks.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance products increased $12 million primarily from a lower favorable change in reserves in our term life insurance products related to block runoff and from aging of the in-force block in our universal life insurance products, partially offset by less unfavorable mortality in the current year.

•	Our variable annuity products decreased $6 million largely from higher reserve releases in the current year.

•	Our fixed annuity products decreased $5 million largely attributable to block runoff.

Liability remeasurement (gains) losses

•	The liability remeasurement loss in our life insurance products decreased $14 million driven mostly by less unfavorable mortality in the current year.

•	Our fixed annuity products had a gain of $7 million in the current year compared to a loss of $1 million in the prior year primarily driven by favorable mortality.

Changes in fair value of market risk benefits and associated hedges

•	Our fixed annuity products had a favorable variance of $15 million primarily driven by higher interest rates in the current year.

•

Our variable annuity products had a favorable variance of $14 million primarily attributable to higher interest rates, partially offset by less favorable equity market impacts and higher derivative losses in the current year.

Acquisition and operating expenses, net of deferrals. The increase was primarily from a $5 million legal settlement accrual in the current year.

Amortization of deferred acquisition costs and intangibles. The decrease was largely due to block runoff in our term life insurance products.

Provision (benefit) for income taxes. The effective tax rate was 14.4% and 27.0% for the six months ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate was primarily attributable to tax benefits from tax favored investment items in relation to pre-tax income in the current year compared to a pre-tax loss in the prior year.

Life and Annuities selected operating performance measures

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance products as of the dates indicated:

	June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Term and whole life insurance
Life insurance in-force, net of reinsurance	$42,839	$45,460	$(2,621)	(6)%
Life insurance in-force, before reinsurance	$255,881	$284,224	$(28,343)	(10)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$89,608	$91,293	$(1,685)	(2)%
Life insurance in-force, before reinsurance	$90,200	$91,904	$(1,704)	(2)%
Universal life insurance
Life insurance in-force, net of reinsurance	$28,010	$29,171	$(1,161)	(4)%
Life insurance in-force, before reinsurance	$31,489	$32,900	$(1,411)	(4)%

The decrease in insurance in-force in our life insurance products reflects the continued runoff of our in-force blocks.

Corporate and Other

Results of operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$3	$2	$1	50%
Net investment income	5	4	1	25%
Net investment gains (losses)	(2)	(3)	1	33%

Total revenues	6	3	3	100%

Benefits and expenses:
Benefits and other changes in policy reserves	(3)	(2)	(1)	(50)%
Acquisition and operating expenses, net of deferrals	22	15	7	47%
Amortization of deferred acquisition costs and intangibles	1	—	1	NM (1)
Interest expense	17	16	1	6%

Total benefits and expenses	37	29	8	28%

Loss from continuing operations before income taxes	(31)	(26)	(5)	(19)%
Benefit for income taxes	(20)	(4)	(16)	NM (1)

Loss from continuing operations	(11)	(22)	11	50%
Adjustments to loss from continuing operations:
Net investment (gains) losses	2	3	(1)	(33)%
(Gains) losses on early extinguishment of debt	(2)	—	(2)	NM (1)
Expenses related to restructuring	1	—	1	NM (1)
Taxes on adjustments	—	(1)	1	100%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(10)	$(20)	$10	50%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss decreased primarily from timing of certain tax related items, partially offset by higher expenses related to CareScout growth initiatives in the current year.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased primarily from higher expenses related to CareScout growth initiatives in the current year.

The benefit for income taxes for the three months ended June 30, 2024 was related to the pre-tax loss and timing of tax adjustments. The benefit for income taxes for the three months ended June 30, 2023 was largely from the pre-tax loss, partially offset by non-deductible expenses.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$6	$4	$2	50%
Net investment income	12	8	4	50%
Net investment gains (losses)	(6)	(13)	7	54%

Total revenues	12	(1)	13	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	(6)	(5)	(1)	(20)%
Acquisition and operating expenses, net of deferrals	51	31	20	65%
Amortization of deferred acquisition costs and intangibles	2	—	2	NM (1)
Interest expense	34	32	2	6%

Total benefits and expenses	81	58	23	40%

Loss from continuing operations before income taxes	(69)	(59)	(10)	(17)%
Benefit for income taxes	(13)	(9)	(4)	(44)%

Loss from continuing operations	(56)	(50)	(6)	(12)%
Adjustments to loss from continuing operations:
Net investment (gains) losses	6	13	(7)	(54)%
(Gains) losses on early extinguishment of debt	(3)	(1)	(2)	(200)%
Expenses related to restructuring	7	4	3	75%
Taxes on adjustments	(2)	(4)	2	50%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(48)	$(38)	$(10)	(26)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss increased primarily from higher expenses related to CareScout growth initiatives, partially offset by higher net investment income in the current year.

Revenues

Net investment income increased largely from higher investment yields in the current year.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased primarily from higher expenses related to CareScout growth initiatives, as well as higher employee-related expenses in the current year.

The increase in the benefit for income taxes was primarily related to a higher pre-tax loss in the current year.

Investments and Derivative Instruments

Trends and conditions

Investments

During the three months ended June 30, 2024, our investment portfolio was impacted, and we believe will continue to be impacted, by the following macroeconomic trends:

•	The U.S. Federal Reserve kept interest rates unchanged during the second quarter of 2024 as it continues to monitor inflation.

•

During the second quarter of 2024, U.S. Treasury yields increased compared to March 31, 2024. While the two-year U.S. Treasury yield remained above the ten-year U.S. Treasury yield as of June 30, 2024, the differential between the two-year and the ten-year U.S. Treasury yields decreased compared to March 31, 2024.

•	Credit spreads widened during the second quarter of 2024 but overall credit market performance remained strong as macroeconomic data continued to support market optimism for a soft economic landing.

•

As of June 30, 2024, our investment portfolio exposure to Israel was immaterial and there has been no impact on our results of operations from the Israel-Hamas conflict. At this time, we do not believe there is a material risk to the valuation of our investment portfolio due to credit losses or direct write-offs that may arise as a result of the conflict.

•	As of June 30, 2024, our fixed maturity securities portfolio, which was 97% investment grade, comprised 75% of our total invested assets and cash.

Derivatives

•	As of June 30, 2024, $1.2 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”).

•

The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of June 30, 2024, we posted initial margin of $78 million to our clearing agents, which represented $39 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings.

•

As of June 30, 2024, $12.7 billion notional of our derivatives portfolio was in bilateral over-the-counter derivative transactions pursuant to which we have posted aggregate independent amounts of $500 million and are holding collateral from counterparties in the amount of $17 million.

Investment results

The following tables set forth information about investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended June 30,				Increase (decrease)
	2024		2023		2024 vs. 2023
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.7%	$571	4.5%	$567	0.2%	$4
Fixed maturity securities—non-taxable	—%	—	4.9%	1	(4.9)%	(1)
Equity securities	2.8%	3	3.2%	3	(0.4)%	—
Commercial mortgage loans	4.5%	75	4.4%	75	0.1%	—
Policy loans	9.8%	56	9.8%	54	—%	2
Limited partnerships (1)	4.9%	36	2.7%	17	2.2%	19
Other invested assets (2)	45.6%	67	50.7%	70	(5.1)%	(3)
Cash, cash equivalents, restricted cash and short-term investments	5.1%	25	4.5%	22	0.6%	3

Gross investment income before expenses and fees	5.2%	833	5.0%	809	0.2%	24
Expenses and fees	(0.2)%	(25)	(0.1)%	(24)	(0.1)%	(1)

Net investment income	5.0%	$808	4.9%	$785	0.1%	$23

Average invested assets and cash		$64,045		$64,646		$(601)

(1)	Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

	Six months ended June 30,				Increase (decrease)
	2024		2023		2024 vs. 2023
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$1,125	4.5%	$1,128	0.1%	$(3)
Fixed maturity securities—non-taxable	5.6%	1	4.8%	2	0.8%	(1)
Equity securities	2.4%	5	2.8%	5	(0.4)%	—
Commercial mortgage loans	4.5%	150	4.4%	151	0.1%	(1)
Policy loans	10.1%	114	10.0%	109	0.1%	5
Limited partnerships (1)	3.8%	56	3.7%	45	0.1%	11
Other invested assets (2)	46.3%	135	51.2%	138	(4.9)%	(3)
Cash, cash equivalents, restricted cash and short-term investments	5.1%	52	4.2%	40	0.9%	12

Gross investment income before expenses and fees	5.1%	1,638	5.0%	1,618	0.1%	20
Expenses and fees	(0.1)%	(48)	(0.1)%	(46)	—%	(2)

Net investment income	5.0%	$1,590	4.9%	$1,572	0.1%	$18

Average invested assets and cash		$64,168		$64,747		$(579)

(1)	Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

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

For the three and six months ended June 30, 2024, gross annualized weighted-average investment yields increased with higher net investment income on lower average invested assets.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2024	2023	2024	2023
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$21	$18	$28	$21
Realized losses	(40)	(48)	(69)	(67)

Net realized gains (losses) on available-for-sale fixed maturity securities	(19)	(30)	(41)	(46)
Net realized gains (losses) on equity securities sold	—	(1)	—	(1)

Total net realized investment gains (losses)	(19)	(31)	(41)	(47)

Net change in allowance for credit losses on available-for-sale fixed maturity securities	7	11	7	(4)
Write-down of available-for-sale fixed maturity securities	—	(1)	—	(1)
Net unrealized gains (losses) on equity securities still held	12	21	44	32
Net unrealized gains (losses) on limited partnerships	(52)	40	(9)	40
Commercial mortgage loans	(1)	—	(3)	(2)
Derivative instruments	(8)	(1)	(7)	11
Other	—	—	(3)	(1)

Net investment gains (losses)	$(61)	$39	$(12)	$28

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

•

We recorded lower net losses related to the sale of available-for-sale fixed maturity securities in the current year. The prior year included net losses on sales related to regional bank exposure management, including a $9 million loss related to the sale of First Republic Bank U.S. corporate bonds, as well as portfolio repositioning.

•

We recorded $52 million of net unrealized losses on limited partnerships in the current year driven by unfavorable private equity market performance compared to $40 million of net unrealized gains in the prior year driven by favorable performance. We also recorded $9 million of lower net unrealized gains on equity securities from less favorable equity market performance in the current year.

•

We had $7 million of higher net investment losses related to derivatives in the current year primarily attributable to higher losses from forward bond purchase commitments, as well as lower gains on hedging programs that support our fixed indexed annuity products.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

•

We recorded $9 million of net unrealized losses on limited partnerships in the current year driven by unfavorable private equity market performance compared to $40 million of net unrealized gains in the prior year driven by favorable performance. The current year also included $12 million of higher net unrealized gains on equity securities driven by more favorable equity market performance.

•

We had $7 million of net investment losses related to derivatives in the current year compared to $11 million of net investment gains in the prior year primarily associated with higher losses from forward bond purchase commitments, higher losses associated with our fixed indexed annuity embedded derivatives and lower forward starting swap gains.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	June 30, 2024		December 31, 2023
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Available-for-sale fixed maturity securities:
Public	$30,851	51%	$32,189	51%
Private	14,382	24	14,592	24
Equity securities	435	1	396	1
Commercial mortgage loans, net	6,662	11	6,802	10
Policy loans	2,359	4	2,220	4
Limited partnerships	2,968	5	2,821	5
Other invested assets	702	1	731	1
Cash, cash equivalents and restricted cash	1,932	3	2,215	4

Total cash, cash equivalents and invested assets	$60,291	100%	$61,966	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for these line items under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity and equity securities, limited partnerships, derivatives, embedded derivatives and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of June 30, 2024, approximately 6% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	June 30, 2024		December 31, 2023
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Bank loan investments	$560	80%	$529	72%
Derivatives	80	11	131	18
Short-term investments	12	2	27	4
Other investments	50	7	44	6

Total other invested assets	$702	100%	$731	100%

Derivatives decreased largely from an increase in interest rates in the current year. Short-term investments decreased from net maturities and sales in the current year. Bank loan investments increased from funding of additional investments, partially offset by principal repayments.

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

		December 31,		Maturities/	June 30,
(Notional in millions)	Measurement	2023	Additions	terminations	2024
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,975	$231	$(399)	$8,807
Foreign currency swaps	Notional	131	13	—	144
Forward bond purchase commitments	Notional	1,075	1,528	—	2,603

Total cash flow hedges		10,181	1,772	(399)	11,554

Total derivatives designated as hedges		10,181	1,772	(399)	11,554

Derivatives not designated as hedges
Equity index options	Notional	702	308	(357)	653
Financial futures	Notional	1,251	2,363	(2,455)	1,159
Forward bond purchase commitments	Notional	500	—	—	500

Total derivatives not designated as hedges		2,453	2,671	(2,812)	2,312

Total derivatives		$12,634	$4,443	$(3,211)	$13,866

		December 31,		Maturities/	June 30,
(Number of policies)	Measurement	2023	Additions	terminations	2024
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	5,826	—	(530)	5,296
Indexed universal life embedded derivatives	Policies	749	—	(17)	732

The increase in the notional value of derivatives was primarily attributable to the addition of forward bond purchase commitments that support our long-term care insurance business and universal life insurance products, partially offset by a decrease in interest rate swaps that support our long-term care insurance business and financial futures that support our variable annuity products with guaranteed minimum benefits.

The number of policies with embedded derivatives decreased as these products are no longer being offered and continue to runoff.

Consolidated Balance Sheets

Total assets. Total assets decreased $3,274 million from $90,817 million as of December 31, 2023 to $87,543 million as of June 30, 2024.

•

Invested assets decreased $1,392 million primarily attributable to decreases of $1,548 million in fixed maturity securities and $140 million in commercial mortgage loans, partially offset by increases of $147 million in limited partnerships and $139 million in policy loans. The decrease in fixed maturity securities was predominantly related to higher interest rates reducing the fair value of our fixed maturity investment portfolio and from net sales and maturities in the current year. Commercial mortgage loans decreased mostly due to payments outpacing originations. Limited partnerships increased largely from capital calls and policy loans increased primarily due to loan advances outpacing payoffs in our corporate-owned life insurance products in the current year.

•

Cash and cash equivalents decreased $283 million largely due to net withdrawals from our investment contracts, settlements of derivatives that support our variable annuity products with guaranteed minimum benefits and repurchases of Genworth Financial’s common stock, partially offset by net sales and maturities of fixed maturity securities in the current year.

•	Deferred acquisition costs decreased $104 million largely driven by amortization in our life and long-term care insurance products in the current year.

•	Reinsurance recoverable decreased $1,312 million primarily due to an increase in the single-A interest rate used to discount the reinsurance recoverable and from the runoff of certain ceded products.

•

Deferred tax asset decreased $168 million principally from changes in the discount rate used to measure the liability for future policy benefits and related reinsurance recoverables due to an increase in the single-A interest rate, partially offset by an increase in net unrealized losses on investments and derivatives due to rising interest rates in the current year.

Total liabilities. Total liabilities decreased $4,292 million from $82,482 million as of December 31, 2023 to $78,190 million as of June 30, 2024.

•

The liability for future policy benefits decreased $3,881 million primarily from an increase in the single-A interest rate used to discount the liability for future policy benefits and from the runoff of our life insurance and annuity products, partially offset by aging of our long-term care insurance in-force block in the current year.

•

Policyholder account balances decreased $493 million largely driven by surrenders, withdrawals and benefit payments in our fixed annuity and universal and term universal life insurance products in the current year.

•	Market risk benefit liabilities decreased $125 million mostly related to favorable equity market performance and interest rate changes in the current year.

•

Other liabilities increased $205 million primarily from higher derivative liability valuations due to an increase in interest rates and from an increase in our current tax liability, partially offset by lower employee payroll accruals in the current year.

Total equity. Total equity increased $1,018 million from $8,335 million as of December 31, 2023 to $9,353 million as of June 30, 2024.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $215 million for the six months ended June 30, 2024.

•

Unrealized gains (losses) on investments and derivatives qualifying as hedges decreased total equity by $912 million and $280 million, respectively, primarily due to an increase in interest rates in the current year.

•

Change in the discount rate used to measure future policy benefits increased total equity by $2,063 million largely attributable to an increase in the single-A interest rate used to discount the liability for future policy benefits and the related reinsurance recoverables in the current year.

•

Treasury stock increased $100 million due to the repurchase of Genworth Financial’s common stock, at cost, including excise taxes and other costs paid in connection with acquiring the shares, resulting in a decrease to total equity in the current year.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Overview of cash flows—Genworth and subsidiaries

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales and maturities of investments. Cash flows related to operating activities are affected by the timing of premiums, fees and investment income received and benefits, claims and expenses paid.

Cash flows from operating activities have been invested to support the obligations of our insurance and investment products and required capital supporting these products. In analyzing our cash flows, we focus on the change in the amount of cash available and used in investing activities. Changes in cash from financing activities primarily relate to deposits to, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance of debt and equity securities; the repayment or repurchase of borrowings; the repurchase of common stock presented as treasury stock; and other capital transactions.

The following table sets forth our unaudited condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2024	2023
Net cash from (used by) operating activities	$(100)	$275
Net cash from investing activities	401	917
Net cash used by financing activities	(584)	(818)

Net increase (decrease) in cash and cash equivalents	$(283)	$374

We had net cash outflows from operating activities in the current year compared to net inflows in the prior year primarily driven by higher benefit payments, including settlement payments, and lower premiums collected in our long-term care insurance business. The current year also included higher cash outflows related to early terminations of forward starting swaps that support our long-term care insurance products and settlements of derivatives that support our variable annuity products with guaranteed minimum benefits.

Net cash inflows from investing activities were lower in the current year mainly due to lower net sales and maturities of fixed maturity securities, partially offset by lower capital calls on limited partnerships.

Net cash outflows related to financing activities were lower in the current year primarily due to lower net withdrawals from our investment contracts and lower repurchases of Genworth Financial’s common stock.

Genworth—holding company liquidity

In consideration of our liquidity, it is important to separate the needs of our holding companies from the needs of their respective subsidiaries. Genworth Financial and Genworth Holdings each act as a holding company for their respective subsidiaries and do not have any significant operations of their own. Genworth Financial’s and Genworth Holdings’ principal sources of cash are derived from dividends and other returns of capital from Enact Holdings. Additional sources of cash have included subsidiary payments to them under tax sharing and expense reimbursement arrangements and proceeds from borrowings or securities issuances. The primary uses of funds at Genworth Financial and Genworth Holdings include payments of principal, interest and other expenses on borrowings or other obligations, payment of holding company general operating expenses (including employee benefits and taxes), payments under guarantees (including guarantees of certain subsidiary obligations), payments to subsidiaries (or, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, investments in CareScout, repurchases of debt securities, repurchases of Genworth Financial’s common stock and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial.

Management’s focus is predominantly on Genworth Holdings’ liquidity given it is the issuer of our outstanding public debt. We manage our legacy life insurance subsidiaries on a standalone basis and accordingly, do not expect to receive any dividends or other returns of capital from them. Therefore, our liquidity at the holding company level is highly dependent on the performance of Enact Holdings and its ability to pay timely dividends and other forms of capital returns to Genworth Holdings as anticipated. Genworth Financial has the right to appoint a majority of directors to the board of directors of Enact Holdings; however, actions taken by Enact Holdings and its board of directors are subject to and may be limited by the interests of Enact Holdings, including but not limited to, its use of capital for growth opportunities and regulatory requirements. Future dividends will be subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial and will also be dependent on a variety of economic, market and business conditions, among other considerations. In addition, insurance laws and regulations regulate the payment of dividends and other distributions to Genworth Financial and Genworth Holdings by their insurance subsidiaries.

In addition to its quarterly cash dividend program, on August 1, 2023, Enact Holdings announced the approval by its board of directors of a share repurchase program under which Enact Holdings could repurchase up to $100 million of its outstanding common stock. On May 1, 2024, Enact Holdings announced a new share repurchase authorization of $250 million. Genworth Holdings has agreed to participate in order to maintain its overall ownership at approximately its current level. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Enact Holdings’ stock price, capital availability, business and market conditions, regulatory requirements and debt covenant restrictions, among other factors.

As the majority shareholder, Genworth Holdings received $124 million of capital returns from Enact Holdings during the six months ended June 30, 2024. Enact Holdings’ capital allocation strategy includes supporting its existing policyholders, growing its mortgage insurance business, funding attractive new business opportunities and returning capital to its shareholders. Based on Genworth Financial’s ownership of approximately 81% of Enact Holdings, we expect to receive between $245 million to $285 million in capital returns from Enact Holdings for the full year 2024. The total amount and form of capital returns will be based on Enact Holdings’ capital allocation strategy as well as its view of the prevailing and prospective macroeconomic conditions, regulatory landscape and business performance.

On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under its existing share repurchase program that began in May 2022. Pursuant to the program, during the six months ended June 30, 2024, Genworth Financial repurchased 15,964,736 shares of its common stock at an average price of $6.21 per share for a total of $99 million before excise taxes and other costs. Genworth Financial also authorized repurchases under its share repurchase program through a Rule 10b5-1 trading plan under which 1,991,396 shares of its common stock were repurchased in July 2024 for $12 million, leaving approximately $230 million available for repurchase under the program as of July 31, 2024. Further repurchases under the program will continue to be funded from holding company capital, as well as future cash flow generation, including expected future capital returns from Enact Holdings. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.

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

Genworth Holdings had $281 million and $350 million of unrestricted cash and cash equivalents as of June 30, 2024 and December 31, 2023, respectively. The decrease was principally driven by repurchases of Genworth Financial’s common stock, as well as interest payments on and repurchases of Genworth Holdings’ debt, partially offset by capital returns from Enact Holdings. The $281 million of Genworth Holdings’ cash and cash equivalents includes approximately $95 million of advance cash payments from our subsidiaries held for future obligations. We do not consider this cash when evaluating holding company liquidity for the purposes of allocating capital or computing our cash position relative to the cash management target discussed below. We believe Genworth Holdings’ unrestricted cash and cash equivalents provide sufficient liquidity to meet its financial obligations over the next twelve months. We expect Genworth Holdings’ liquidity to continue to be impacted by the amounts and timing of Genworth Financial’s share repurchases as well as future dividends and other forms of capital returns from Enact Holdings. In addition, beginning in 2024, the amount of intercompany cash tax payments retained by Genworth Holdings from its subsidiaries will be lower as compared to the amounts retained during recent prior years based on our projection of current taxable income and the utilization of our remaining foreign tax credits.

We actively monitor our liquidity position (most notably at Genworth Holdings), liquidity generation options and the credit markets given changing market conditions. Genworth Holdings’ cash management target is to maintain a cash buffer of two times expected annual external debt interest payments. Genworth Holdings may move below or above this targeted cash buffer during any given quarter due to the timing of cash outflows and inflows or as a result of planned future actions. Management of Genworth Financial continues to evaluate Genworth Holdings’ target level of liquidity as circumstances warrant.

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

During the six months ended June 30, 2024, Genworth Holdings repurchased $18 million principal of its floating rate junior subordinated notes due in 2066 for a pre-tax gain of $3 million and paid accrued interest thereon. As of June 30, 2024, Genworth Holdings had $838 million principal of outstanding debt, with no maturities due until June 2034.

On May 28, 2024, Enact Holdings issued $750 million aggregate principal amount of unsecured senior notes, maturing on May 28, 2029. The 2029 Notes bear interest at an annual rate of 6.25%, payable semi-annually in arrears on May 28 and November 28 of each year, commencing on November 28, 2024. On June 3, 2024, Enact Holdings redeemed all of its 2025 Notes for a pre-tax loss of $11 million. Enact Holdings funded the redemption primarily through the net proceeds from the issuance of its 2029 Notes. For additional information on Enact Holdings’ debt, see note 14 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”

Regulated insurance subsidiaries

The liquidity requirements of our regulated insurance subsidiaries principally relate to the liabilities associated with their various insurance and investment products, operating costs and expenses, the payment of dividends to us, contributions to their subsidiaries, payments of principal and interest on their outstanding debt obligations and income taxes. Liabilities arising from insurance and investment products include the payment of benefits and claims, as well as cash payments in connection with policy surrenders and withdrawals, policy loans and obligations to redeem funding agreements. Our insurance subsidiaries’ principal cash inflows from operating activities are derived from premiums, annuity deposits and insurance and investment product fees and other income, including commissions, cost of insurance, mortality, expense and surrender charges, contract underwriting fees, investment management fees, investment income and dividends and distributions from their subsidiaries. We manage our legacy life insurance subsidiaries on a standalone basis. Accordingly, these subsidiaries will continue to rely on their statutory capital, significant reserves, prudent management of the in-force blocks and long-term care insurance in-force rate actions to satisfy policyholder obligations.

Given the challenging macroeconomic environment in 2023 and through the first half of 2024, employee costs have increased driven in part by wage inflation, the competitive labor market and low labor participation. Additionally, in our long-term care insurance business, we have observed an increase in the cost of care due in part to elevated inflation. These inflationary pressures have not had a significant impact on our liquidity to date;

however, if these conditions persist, they could have a material adverse impact on our liquidity, results of operations and financial condition. We will continue to monitor macroeconomic trends, including inflation, to help mitigate any potential adverse impacts to our liquidity. We also expect overall claim costs to continue to increase over time in our long-term care insurance business as our blocks age, with peak claim years over a decade away.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are typically matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are typically matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of June 30, 2024, our total cash, cash equivalents and invested assets were $60.3 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, bank loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 45% of the carrying value of our total cash, cash equivalents and invested assets as of June 30, 2024.

Off-balance sheet commitments, guarantees and contractual obligations

As of June 30, 2024, we were committed to fund $1,529 million in limited partnership investments, $150 million of bank loan investments, $11 million in commercial mortgage loan investments and $5 million in private placement investments.

As of June 30, 2024, there have been no material additions or changes to guarantees provided by Genworth Financial and Genworth Holdings or to our contractual obligations as compared to the amounts disclosed within our 2023 Annual Report on Form 10-K filed on February 29, 2024.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2024

During the three months ended June 30, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
See note 17 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.

Item 1A.	Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2023 Annual Report on Form 10-K, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of June 30, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Common Stock
The following table sets forth information regarding Genworth Financial’s share repurchases during the three months ended June 30, 2024:

(Dollar amounts in millions, except share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar amount of shares that may yet be purchased under the program (1)
April 1, 2024 through April 30, 2024	1,933,444	$6.21	1,933,444	$266
May 1, 2024 through May 31, 2024	1,841,547	$6.52	1,841,547	$254
June 1, 2024 through June 30, 2024	1,949,075	$6.16	1,949,075	$242

Total	5,724,066		5,724,066

(1)
On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial could repurchase up to $350 million of its outstanding common stock. On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under the existing program. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and number of shares repurchased under the program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time. For additional information on the share repurchase program, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 5.	Other Information
During the three months ended June 30, 2024, no directors or officers of Genworth adopted or terminated any contract, instruction or written plan for the purchase or sale of Genworth’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” as defined under the securities laws.

12
6

Item 6.	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Genworth Financial, Inc., effective as of June 6, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 7, 2024)

3.2	Amended and Restated Bylaws of Genworth Financial, Inc., effective as of June 6, 2024 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 7, 2024)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 7, 2024)

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Jerome T. Upton (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Jerome T. Upton (filed herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: August 2, 2024

	By:	/s/ Darren W. Woodell
Darren W. Woodell Vice President and Controller (Principal Accounting Officer)