Form 10-Q
period 2024-09-30
GENWORTH FINANCIAL INC
filed 2024-11-07
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number 001-32195

GENWORTH FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0873306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 1011 West Broad Stree t Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)
(804) 281-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.001 per share	GNW	New York Stock Exchange

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
of the Exchange Act). Yes ☐ No
☒
As of October
31
, 2024, 427,032,417 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value and share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $ 48,961 and $ 49,365 , respectively, and allowance for credit losses of $— and $7, respectively, as of September 30, 2024 and December 31, 2023)	$47,342	$46,781
Equity securities, at fair value	458	396
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4 as of September 30, 2024 and December 31, 2023)	6,570	6,829
Less: Allowance for credit losses	(38)	(27)

Commercial mortgage loans, net	6,532	6,802
Policy loans	2,316	2,220
Limited partnerships	3,100	2,821
Other invested assets	772	731

Total investments	60,520	59,751
Cash, cash equivalents and restricted cash	2,057	2,215
Accrued investment income	592	647
Deferred acquisition costs	1,831	1,988
Intangible assets	197	198
Reinsurance recoverable	18,626	19,054
Less: Allowance for credit losses	(27)	(29)

Reinsurance recoverable, net	18,599	19,025
Other assets	443	489
Deferred tax asset	1,846	1,952
Market risk benefit assets	52	43
Separate account assets	4,623	4,509

Total assets	$90,760	$90,817

Liabilities and equity
Liabilities:
Future policy benefits	$57,303	$57,655
Policyholder account balances	14,864	15,540
Market risk benefit liabilities	532	625
Liability for policy and contract claims	655	652
Unearned premiums	121	149
Other liabilities	1,859	1,768
Long-term borrowings	1,548	1,584
Separate account liabilities	4,623	4,509

Total liabilities	81,505	82,482

Commitments and contingencies (Note 17)
Equity:
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 606,314,179 and 603,151,611 shares issued as of September 30, 2024 and December 31, 2023, respectively; 428,434,170 and 446,823,204 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	11,868	11,884
Accumulated other comprehensive income (loss)	(1,871)	(2,555)
Retained earnings	1,512	1,213
Treasury stock, at cost (177,880,009 and 156,328,407 shares as of September 30, 2024 and December 31, 2023, respectively)	(3,199)	(3,063)

Total Genworth Financial, Inc.’s stockholders’ equity	8,311	7,480
Noncontrolling interests	944	855

Total equity	9,255	8,335

Total liabilities and equity	$90,760	$90,817

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Premiums	$874	$915	$2,604	$2,732
Net investment income	777	801	2,367	2,373
Net investment gains (losses)	66	(43)	54	(15)
Policy fees and other income	163	158	488	487

Total revenues	1,880	1,831	5,513	5,577

Benefits and expenses:
Benefits and other changes in policy reserves	1,213	1,199	3,567	3,550
Liability remeasurement (gains) losses	34	116	65	171
Changes in fair value of market risk benefits and associated hedges	21	(24)	(10)	(26)
Interest credited	102	127	352	379
Acquisition and operating expenses, net of deferrals	259	228	724	694
Amortization of deferred acquisition costs and intangibles	62	65	187	201
Interest expense	28	30	88	88

Total benefits and expenses	1,719	1,741	4,973	5,057

Income from continuing operations before income taxes	161	90	540	520
Provision for income taxes	40	30	138	140

Income from continuing operations	121	60	402	380
Income (loss) from discontinued operations, net of taxes	(3)	—	(5)	2

Net income	118	60	397	382
Less: net income attributable to noncontrolling interests	33	31	97	94

Net income available to Genworth Financial, Inc.’s common stockholders	$85	$29	$300	$288

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.20	$0.06	$0.70	$0.60

Diluted	$0.20	$0.06	$0.69	$0.59

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.20	$0.06	$0.69	$0.61

Diluted	$0.19	$0.06	$0.68	$0.60

Weighted-average common shares outstanding:
Basic	430.8	460.5	436.7	475.3

Diluted	435.8	466.0	442.3	481.4

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$118	$60	$397	$382
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	1,662	(1,732)	749	(1,374)
Net unrealized gains (losses) on securities with an allowance for credit losses	—	—	—	—
Derivatives qualifying as hedges	141	(427)	(139)	(473)
Change in discount rate used to measure future policy benefits	(1,965)	2,790	98	2,229
Change in instrument-specific credit risk of market risk benefits	—	3	2	4
Foreign currency translation and other adjustments	3	(3)	(2)	5

Total other comprehensive income (loss)	(159)	631	708	391

Total comprehensive income (loss)	(41)	691	1,105	773
Less: comprehensive income attributable to noncontrolling interests	58	21	121	91

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(99)	$670	$984	$682

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)
(Unaudited)

	Three months ended September 30, 2024
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of June 30, 2024	$1	$11,880	$(1,687)	$1,428	$(3,163)	$8,459	$894	$9,353
Repurchase of subsidiary shares	—	—	—	—	—	—	(14)	(14)
Comprehensive income (loss):
Net income	—	—	—	85	—	85	33	118
Other comprehensive income (loss), net of taxes	—	—	(184)	—	—	(184)	25	(159)

Total comprehensive income (loss)						(99)	58	(41)
Treasury stock acquired in connection with share repurchases	—	—	—	—	(36)	(36)	—	(36)
Dividends to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Stock-based compensation expense and exercises and other	—	(12)	—	(1)	—	(13)	11	(2)

Balances as of September 30, 2024	$1	$11,868	$(1,871)	$1,512	$(3,199)	$8,311	$944	$9,255

	Three months ended September 30, 2023
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of June 30, 2023	$1	$11,869	$(2,861)	$1,398	$(2,947)	$7,460	$807	$8,267
Repurchase of subsidiary shares	—	—	—	—	—	—	(1)	(1)
Comprehensive income (loss):
Net income	—	—	—	29	—	29	31	60
Other comprehensive income (loss), net of taxes	—	—	641	—	—	641	(10)	631

Total comprehensive income						670	21	691
Treasury stock acquired in connection with share repurchases	—	—	—	—	(81)	(81)	—	(81)
Dividends to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Stock-based compensation expense and exercises and other	—	8	—	(1)	—	7	—	7

Balances as of September 30, 2023	$1	$11,877	$(2,220)	$1,426	$(3,028)	$8,056	$822	$8,878

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY, CONTINUED
(Amounts in millions)
(Unaudited)

	Nine months ended September 30, 2024
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2023	$1	$11,884	$(2,555)	$1,213	$(3,063)	$7,480	$855	$8,335
Repurchase of subsidiary shares	—	—	—	—	—	—	(32)	(32)
Comprehensive income:
Net income	—	—	—	300	—	300	97	397
Other comprehensive income, net of taxes	—	—	684	—	—	684	24	708

Total comprehensive income						984	121	1,105
Treasury stock acquired in connection with share repurchases	—	—	—	—	(136)	(136)	—	(136)
Dividends to noncontrolling interests	—	—	—	—	—	—	(15)	(15)
Stock-based compensation expense and exercises and other	—	(16)	—	(1)	—	(17)	15	(2)

Balances as of September 30, 2024	$1	$11,868	$(1,871)	$1,512	$(3,199)	$8,311	$944	$9,255

	Nine months ended September 30, 2023
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2022	$1	$11,869	$(2,614)	$1,139	$(2,764)	$7,631	$755	$8,386
Repurchase of subsidiary shares	—	—	—	—	—	—	(13)	(13)
Comprehensive income (loss):
Net income	—	—	—	288	—	288	94	382
Other comprehensive income (loss), net of taxes	—	—	394	—	—	394	(3)	391

Total comprehensive income						682	91	773
Treasury stock acquired in connection with share repurchases	—	—	—	—	(264)	(264)	—	(264)
Dividends to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
Stock-based compensation expense and exercises and other	—	8	—	(1)	—	7	3	10

Balances as of September 30, 2023	$1	$11,877	$(2,220)	$1,426	$(3,028)	$8,056	$822	$8,878

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from (used by) operating activities:
Net income	$397	$382
Less (income) loss from discontinued operations, net of taxes	5	(2)
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums	(91)	(84)
Net investment (gains) losses	(54)	15
Changes in fair value of market risk benefits and associated hedges	(10)	(26)
Charges assessed to policyholders	(429)	(430)
Amortization of deferred acquisition costs and intangibles	187	201
Deferred income taxes	(57)	135
Derivative instruments, limited partnerships and other	(343)	(378)
Long-term incentive compensation expense	37	37
Change in certain assets and liabilities:
Accrued investment income and other assets	(88)	(124)
Insurance reserves	490	903
Current tax liabilities	108	(5)
Other liabilities, policy and contract claims and other policy-related balances	(91)	(172)
Cash used by operating activities—discontinued operations	—	(2)

Net cash from operating activities	61	450

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	1,870	1,676
Commercial mortgage loans	431	386
Limited partnerships and other invested assets	158	102
Proceeds from sales of investments:
Fixed maturity and equity securities	2,139	1,533
Purchases and originations of investments:
Fixed maturity and equity securities	(3,423)	(2,187)
Commercial mortgage loans	(171)	(178)
Limited partnerships and other invested assets	(413)	(432)
Short-term investments, net	26	(15)
Policy loans, net	69	66
Other	(45)	(38)

Net cash from investing activities	641	913

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	407	437
Withdrawals from universal life and investment contracts	(963)	(1,308)
Proceeds from issuance of long-term debt	750	—
Debt issuance costs	(7)	—
Repayment and repurchase of long-term debt	(793)	(11)
Repurchase of subsidiary shares	(32)	(13)
Treasury stock acquired in connection with share repurchases	(135)	(261)
Dividends paid to noncontrolling interests	(15)	(14)
Other, net	(72)	—

Net cash used by financing activities	(860)	(1,170)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	1

Net change in cash, cash equivalents and restricted cash	(158)	194
Cash, cash equivalents and restricted cash at beginning of period	2,215	1,799

Cash, cash equivalents and restricted cash at end of period	$2,057	$1,993

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

In addition to our three reportable segments, we also have Corporate and Other, which includes debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, and eliminations of inter-segment transactions. Corporate and Other also includes the results of other businesses that are not individually reportable, such as start-up
results of our CareScout business (“CareScout”) related to our aging care growth initiatives and certain international businesses.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under the existing share repurchase program that began in May 2022. Pursuant to the program, during the nine months ended September 30, 2024, Genworth Financial repurchased 21,551,602 shares of its common stock at an average price of $6.26 per share for a total cost of $136 million, including excise taxes and other costs paid in connection with acquiring the shares. The repurchased shares were recorded at cost and presented as treasury stock in a separate caption in equity in our condensed consolidated balance sheets. Genworth Financial also authorized repurchases under the share repurchase program through a Rule 10b5-1 trading plan under which 1,401,753 shares of its common stock were repurchased in October 2024 at an average price of $6.84 per share, leaving approximately $197 million available for repurchase under the program as of October 31, 2024. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
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
The
guidance also requires disclosures about a segment’s profit or loss and assets, currently only required annually, to be disclosed on an interim basis. Under the new accounting guidance, public entities may disclose multiple measures of a segment’s profit or loss, as long as all

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

disclosed measures are used by the CODM for purposes of assessing performance and allocating resources and at least one of the reported measures is that which management believes to be most consistent with U.S. GAAP measurement principles. This guidance will have no impact on our consolidated financial statements but will expand our disclosures effective for annual reporting periods beginning on January 1, 2024 and interim reporting periods beginning on January 1, 2025 using the retrospective method. We are finalizing the required disclosures in accordance with the new guidance, which will be reflected in the notes contained in our 2024 Annual Report on Form
10-K.
(3) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2024	2023	2024	2023
Weighted-average common shares used in basic earnings (loss) per share calculations	430.8	460.5	436.7	475.3
Potentially dilutive securities:
Performance stock units, restricted stock units and other equity-based awards	5.0	5.5	5.6	6.1

Weighted-average common shares used in diluted earnings (loss) per share calculations	435.8	466.0	442.3	481.4

Income from continuing operations:
Income from continuing operations	$121	$60	$402	$380
Less: net income from continuing operations attributable to noncontrolling interests	33	31	97	94

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$88	$29	$305	$286

Basic per share	$0.20	$0.06	$0.70	$0.60

Diluted per share	$0.20	$0.06	$0.69	$0.59

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$(3)	$—	$(5)	$2

Basic per share	$(0.01)	$—	$(0.01)	$—

Diluted per share	$(0.01)	$—	$(0.01)	$—

Net income:
Income from continuing operations	$121	$60	$402	$380
Income (loss) from discontinued operations, net of taxes	(3)	—	(5)	2

Net income	118	60	397	382
Less: net income attributable to noncontrolling interests	33	31	97	94

Net income available to Genworth Financial, Inc.’s common stockholders	$85	$29	$300	$288

Basic per share (1)	$0.20	$0.06	$0.69	$0.61

Diluted per share (1)	$0.19	$0.06	$0.68	$0.60

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2024	2023	2024	2023
Fixed maturity securities—taxable	$557	$559	$1,682	$1,687
Fixed maturity securities—non-taxable	—	1	1	3
Equity securities	3	1	8	6
Commercial mortgage loans	74	76	224	227
Policy loans	38	58	152	167
Limited partnerships	36	31	92	76
Other invested assets	70	69	205	207
Cash, cash equivalents, restricted cash and short-term investments	24	28	76	68

Gross investment income before expenses and fees	802	823	2,440	2,441
Expenses and fees	(25)	(22)	(73)	(68)

Net investment income	$777	$801	$2,367	$2,373

(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2024	2023	2024	2023

Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$7	$5	$35	$26
Realized losses	(14)	(16)	(83)	(83)

Net realized gains (losses) on available-for-sale fixed maturity securities	(7)	(11)	(48)	(57)
Net realized gains (losses) on equity securities sold	—	—	—	(1)

Total net realized investment gains (losses)	(7)	(11)	(48)	(58)

Net change in allowance for credit losses on available-for-sale fixed maturity securities	—	(2)	7	(6)
Write-down of available-for-sale fixed maturity securities (1)	—	—	—	(1)
Net unrealized gains (losses) on equity securities still held	22	(12)	66	20
Net unrealized gains (losses) on limited partnerships	55	14	46	54
Commercial mortgage loans	(8)	(1)	(11)	(3)
Derivative instruments (2)	10	(28)	3	(17)
Other	(6)	(3)	(9)	(4)

Net investment gains (losses)	$66	$(43)	$54	$(15)

(1)	Represents write-down of securities deemed uncollectible or that we intend to sell or will be required to sell prior to recovery of the amortized cost basis.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

See Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale fixed maturity securities.
There was no allowance for credit losses related to our available-for-sale fixed maturity securities as of and for the three months ended September 30, 2024. The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity securities as of and for the three months ended September 30, 2023:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
Commercial mortgage-backed	$4	$1	$1	$—	$—	$—	$—	$6

Total available-for-sale fixed maturity securities	$4	$1	$1	$—	$—	$—	$—	$6

The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity securities as of and for the nine months ended September 30, 2024:

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	September 30, 2024	December 31, 2023
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses (1)	$(1,618)	$(2,577)
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses	—	—
Adjustments to policyholder contract balances	45	52
Income taxes, net	149	352

Net unrealized investment gains (losses)	(1,424)	(2,173)
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	(19)	(43)

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(1,405)	$(2,130)

(1)	Excludes foreign exchange.
The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2024	2023	2024	2023
Beginning balance	$(3,042)	$(3,056)	$(2,130)	$(3,407)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	2,140	(2,102)	911	(1,687)
Adjustments to policyholder contract balances	(34)	42	(7)	36
Provision for income taxes	(450)	319	(193)	232

Change in unrealized gains (losses) on investment securities	1,656	(1,741)	711	(1,419)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(1), $(2), $(10) and $(12)	6	9	38	45

Change in net unrealized investment gains (losses)	1,662	(1,732)	749	(1,374)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	25	(10)	24	(3)

Ending balance	$(1,405)	$(4,778)	$(1,405)	$(4,778)

Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d) Fixed Maturity Securities
As of September 30, 2024, the amortized cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value

Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,778	$144	$(205)	$—	$3,717
State and political subdivisions	2,447	26	(207)	—	2,266
Non-U.S. government	916	23	(76)	—	863
U.S. corporate:
Utilities	4,692	147	(305)	—	4,534
Energy	2,512	81	(113)	—	2,480
Finance and insurance	7,653	144	(476)	—	7,321
Consumer—non-cyclical	4,736	145	(226)	—	4,655
Technology and communications	3,019	80	(209)	—	2,890
Industrial	1,180	31	(67)	—	1,144
Capital goods	2,289	80	(97)	—	2,272
Consumer—cyclical	1,660	32	(78)	—	1,614
Transportation	1,126	53	(56)	—	1,123
Other	285	6	(11)	—	280

Total U.S. corporate	29,152	799	(1,638)	—	28,313

Non-U.S. corporate:
Utilities	782	5	(52)	—	735
Energy	1,112	46	(35)	—	1,123
Finance and insurance	1,981	63	(91)	—	1,953
Consumer—non-cyclical	621	11	(53)	—	579
Technology and communications	783	12	(49)	—	746
Industrial	830	23	(35)	—	818
Capital goods	638	14	(31)	—	621
Consumer—cyclical	219	3	(10)	—	212
Transportation	440	17	(18)	—	439
Other	589	19	(30)	—	578

Total non-U.S. corporate	7,995	213	(404)	—	7,804

Residential mortgage-backed	884	14	(39)	—	859
Commercial mortgage-backed	1,593	1	(234)	—	1,360
Other asset-backed	2,196	15	(51)	—	2,160

Total available-for-sale fixed maturity securities	$48,961	$1,235	$(2,854)	$—	$47,342

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2023, the amortized cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value

Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,588	$121	$(215)	$—	$3,494
State and political subdivisions	2,537	24	(259)	—	2,302
Non-U.S. government	703	15	(92)	—	626
U.S. corporate:
Utilities	4,521	104	(352)	—	4,273
Energy	2,449	66	(143)	—	2,372
Finance and insurance	7,813	99	(634)	—	7,278
Consumer—non-cyclical	4,648	129	(272)	—	4,505
Technology and communications	3,187	75	(239)	—	3,023
Industrial	1,294	27	(88)	—	1,233
Capital goods	2,230	69	(118)	—	2,181
Consumer—cyclical	1,715	30	(96)	—	1,649
Transportation	1,187	44	(69)	—	1,162
Other	316	6	(13)	—	309

Total U.S. corporate	29,360	649	(2,024)	—	27,985

Non-U.S. corporate:
Utilities	739	1	(55)	—	685
Energy	1,038	34	(45)	—	1,027
Finance and insurance	2,041	47	(140)	—	1,948
Consumer—non-cyclical	669	8	(61)	—	616
Technology and communications	944	12	(65)	—	891
Industrial	829	17	(49)	—	797
Capital goods	591	8	(38)	—	561
Consumer—cyclical	236	2	(17)	—	221
Transportation	369	15	(20)	—	364
Other	726	18	(43)	—	701

Total non-U.S. corporate	8,182	162	(533)	—	7,811

Residential mortgage-backed	953	8	(54)	—	907
Commercial mortgage-backed	1,714	1	(290)	(7)	1,418
Other asset-backed	2,328	6	(96)	—	2,238

Total available-for-sale fixed maturity securities	$49,365	$986	$(3,563)	$(7)	$46,781

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of September 30, 2024:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities

Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$—	$—	—	$1,404	$(205)	49	$1,404	$(205)	49
State and political subdivisions	123	(2)	10	1,517	(205)	253	1,640	(207)	263
Non-U.S. government	—	—	—	425	(76)	59	425	(76)	59
U.S. corporate	369	(26)	59	15,802	(1,612)	1,936	16,171	(1,638)	1,995
Non-U.S. corporate	15	(2)	2	4,428	(402)	556	4,443	(404)	558
Residential mortgage-backed	—	—	—	433	(39)	147	433	(39)	147
Commercial mortgage-backed	—	—	—	1,312	(234)	208	1,312	(234)	208
Other asset-backed	113	(2)	29	1,035	(49)	204	1,148	(51)	233

Total for fixed maturity securities in an unrealized loss position	$620	$(32)	100	$26,356	$(2,822)	3,412	$26,976	$(2,854)	3,512

% Below cost:
<20% Below cost	$606	$(28)	97	$24,258	$(2,095)	3,127	$24,864	$(2,123)	3,224
20%-50% Below cost	14	(4)	3	2,098	(727)	285	2,112	(731)	288

Total for fixed maturity securities in an unrealized loss position	$620	$(32)	100	$26,356	$(2,822)	3,412	$26,976	$(2,854)	3,512

Investment grade	$592	$(30)	96	$25,420	$(2,718)	3,284	$26,012	$(2,748)	3,380
Below investment grade	28	(2)	4	936	(104)	128	964	(106)	132

Total for fixed maturity securities in an unrealized loss position	$620	$(32)	100	$26,356	$(2,822)	3,412	$26,976	$(2,854)	3,512

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual investment securities had been in a continuous unrealized loss position, based on industry, as of September 30, 2024:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$—	$—	—	$2,104	$(305)	299	$2,104	$(305)	299
Energy	100	(13)	15	1,151	(100)	141	1,251	(113)	156
Finance and insurance	—	—	—	4,838	(476)	573	4,838	(476)	573
Consumer—non-cyclical	87	(1)	14	2,458	(225)	258	2,545	(226)	272
Technology and communications	43	(3)	7	1,889	(206)	233	1,932	(209)	240
Industrial	30	(1)	7	603	(66)	82	633	(67)	89
Capital goods	66	(6)	9	1,082	(91)	135	1,148	(97)	144
Consumer—cyclical	43	(2)	7	950	(76)	124	993	(78)	131
Transportation	—	—	—	587	(56)	74	587	(56)	74
Other	—	—	—	140	(11)	17	140	(11)	17

Subtotal, U.S. corporate securities	369	(26)	59	15,802	(1,612)	1,936	16,171	(1,638)	1,995

Non-U.S. corporate:
Utilities	—	—	—	523	(52)	56	523	(52)	56
Energy	—	—	—	452	(35)	49	452	(35)	49
Finance and insurance	—	—	—	1,178	(91)	159	1,178	(91)	159
Consumer—non-cyclical	15	(2)	2	387	(51)	45	402	(53)	47
Technology and communications	—	—	—	517	(49)	61	517	(49)	61
Industrial	—	—	—	386	(35)	53	386	(35)	53
Capital goods	—	—	—	341	(31)	44	341	(31)	44
Consumer—cyclical	—	—	—	122	(10)	20	122	(10)	20
Transportation	—	—	—	256	(18)	34	256	(18)	34
Other	—	—	—	266	(30)	35	266	(30)	35

Subtotal, non-U.S. corporate securities	15	(2)	2	4,428	(402)	556	4,443	(404)	558

Total for corporate securities in an unrealized loss position	$384	$(28)	61	$20,230	$(2,014)	2,492	$20,614	$(2,042)	2,553

We did not recognize an allowance for credit losses on securities in an unrealized loss position included in the tables above. Based on a qualitative and quantitative review of the issuers of the securities, we believe the decline in fair value was largely due to increased interest rates since purchase and was not indicative of credit losses. The issuers continue to make timely principal and interest payments. For all securities in an unrealized loss position without an allowance for credit losses, we expect to recover the amortized cost based on our estimate of the amount and timing of cash flows to be collected. We do not intend to sell nor do we expect that we will be required to sell these securities prior to recovering our amortized cost.

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of September 30, 2024 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost	Fair value

Due one year or less	$1,319	$1,311
Due after one year through five years	8,299	8,238
Due after five years through ten years	12,154	11,895
Due after ten years	22,516	21,519

Subtotal	44,288	42,963
Residential mortgage-backed	884	859
Commercial mortgage-backed	1,593	1,360
Other asset-backed	2,196	2,160

Total	$48,961	$47,342

As of September 30, 2024, securities issued by finance and insurance, utilities, consumer—non-cyclical, and technology and communications industry groups represented approximately 26%, 15%, 15% and 10%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of September 30, 2024, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
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
We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	September 30, 2024		December 31, 2023
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,762	42%	$2,858	42%
Office	1,431	22	1,481	22
Industrial	1,342	20	1,440	21
Apartments	508	8	522	8
Mixed use	372	6	371	5
Other	155	2	157	2

Subtotal	6,570	100%	6,829	100%

Allowance for credit losses	(38)		(27)

Total	$6,532		$6,802

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2024		December 31, 2023
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,794	27%	$1,803	26%
Pacific	1,177	18	1,281	19
Mountain	977	15	1,029	15
Middle Atlantic	875	13	925	14
West South Central	540	8	553	8
East North Central	447	7	445	6
West North Central	388	6	404	6
East South Central	194	3	206	3
New England	178	3	183	3

Subtotal	6,570	100%	6,829	100%

Allowance for credit losses	(38)		(27)

Total	$6,532		$6,802

As of September 30, 2024, we had one commercial mortgage loan with an amortized cost of $11 million that was more than 90 days past due in the industrial property type.
We recognized an increase in the allowance for credit losses of
$3 million to reduce the carrying value of this loan to its collateral value as of September 30, 2024. We had no other commercial mortgage loans past due or on non-accrual status as of September 30, 2024. As of December 31, 2023, we had no commercial mortgage loans past due or on non-accrual status. For a discussion of our policy related to placing commercial mortgage loans on non-accrual status, see Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
Occasionally, we may make modifications of interest rate reductions, term extensions and/or principal forgiveness related to commercial mortgage loans. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. As the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses as a result of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.
During the three and nine months ended September 30, 2024, we modified one commercial mortgage loan where the borrower was determined to be experiencing financial difficulty. This loan was included in the office property type with an amortized cost of $35 million as of September 30, 2024, which represented 2% of the total asset class. The modification extended the contractual term of the loan by ten years and resulted in an increase to the interest rate. This previously interest-only loan also became amortizing as a result of the modification. As of September 30, 2024, this modified commercial mortgage loan remained current.
We did not have any other loan modifications or extensions associated with borrowers experiencing financial difficulty that resulted in the consideration of whether to establish a new loan or to continue accounting for the modification or extension under the existing loan during the 12 months prior to September 30, 2024 or during the three and nine months ended September 30, 2023.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the allowance for credit losses related to commercial mortgage loans as of and for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2024	2023	2024	2023
Allowance for credit losses:
Beginning balance	$30	$24	$27	$22
Provision	8	1	11	3
Write-offs	—	—	—	—
Recoveries	—	—	—	—

Ending balance	$38	$25	$38	$25

During the three and nine months ended September 30, 2024, we increased the provision for credit losses as a result of annual updates to underlying metrics included in the analytical model used to determine the adequacy of the allowance for credit losses, which resulted in higher estimated loss rates.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of September 30, 2024:

(Amounts in millions)	2024	2023	2022	2021	2020	2019 and prior	Total

Debt-to-value:
0% - 50%	$33	$38	$87	$108	$115	$1,970	$2,351
51% - 60%	15	15	238	230	87	708	1,293
61% - 75%	123	215	539	526	213	968	2,584
76% - 100%	—	—	50	24	52	180	306
Greater than 100%	—	—	—	—	—	36	36

Total amortized cost	$171	$268	$914	$888	$467	$3,862	$6,570

Debt service coverage ratio:
Less than 1.00	$—	$20	$—	$3	$12	$246	$281
1.00 - 1.25	4	14	50	35	51	278	432
1.26 - 1.50	81	154	139	40	74	539	1,027
1.51 - 2.00	54	49	459	439	154	1,391	2,546
Greater than 2.00	32	31	266	371	176	1,408	2,284

Total amortized cost	$171	$268	$914	$888	$467	$3,862	$6,570

The following tables set forth the debt-to-value of commercial mortgage loans by property type as of the dates indicated:

	September 30, 2024
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$1,115	$707	$938	$2	$—	$2,762
Office	273	209	684	265	—	1,431
Industrial	624	196	507	4	11	1,342
Apartments	185	96	210	17	—	508
Mixed use	70	40	219	18	25	372
Other	84	45	26	—	—	155

Total amortized cost	$2,351	$1,293	$2,584	$306	$36	$6,570

% of total	36%	20%	39%	5%	—%	100%

Weighted-average debt service coverage ratio	2.38	1.86	1.59	1.36	2.66	1.92

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2023
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$945	$686	$1,227	$—	$—	$2,858
Office	350	325	771	35	—	1,481
Industrial	670	250	520	—	—	1,440
Apartments	194	61	259	8	—	522
Mixed use	120	61	183	7	—	371
Other	89	10	58	—	—	157

Total amortized cost	$2,368	$1,393	$3,018	$50	$—	$6,829

% of total	35%	20%	44%	1%	—%	100%

Weighted-average debt service coverage ratio	2.42	1.87	1.66	0.87	—	1.96

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	September 30, 2024
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$41	$117	$471	$1,237	$896	$2,762
Office	128	124	214	496	469	1,431
Industrial	45	72	194	473	558	1,342
Apartments	14	43	100	155	196	508
Mixed use	42	44	31	174	81	372
Other	11	32	17	11	84	155

Total amortized cost	$281	$432	$1,027	$2,546	$2,284	$6,570

% of total	4%	6%	16%	39%	35%	100%

Weighted-average debt-to-value	64%	67%	66%	59%	46%	56%

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	September 30, 2024	December 31, 2023	Balance sheet classification	September 30, 2024	December 31, 2023
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$60	$55	Other liabilities	$478	$490
Foreign currency swaps	Other invested assets	9	10	Other liabilities	2	2
Forward bond purchase commitments	Other invested assets	60	51	Other liabilities	—	—

Total cash flow hedges		129	116		480	492

Total derivatives designated as hedges		129	116		480	492

Derivatives not designated as hedges
Equity index options	Other invested assets	21	15	Other liabilities	—	—
Financial futures (1)	Other invested assets	—	—	Other liabilities	—	—
Forward bond purchase commitments	Other invested assets	—	—	Other liabilities	14	9
Fixed indexed annuity embedded derivatives	Other assets	—	—	Policyholder account balances (2)	153	165
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (3)	17	15

Total derivatives not designated as hedges		21	15		184	189

Total derivatives		$150	$131		$664	$681

(1)	The period end valuations of financial futures were zero as a result of settling the margins on these contracts on a daily basis.
(2)	Represents the embedded derivatives associated with our fixed indexed annuity liabilities.
(3)	Represents the embedded derivatives associated with our indexed universal life liabilities.

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
The following tables represent activity associated with derivative instruments as of the dates indicated:

		December 31,		Maturities/	September 30,
(Notional in millions)	Measurement	2023	Additions	terminations	2024
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,975	$331	$(480)	$8,826
Foreign currency swaps	Notional	131	13	—	144
Forward bond purchase commitments	Notional	1,075	1,528	—	2,603

Total cash flow hedges		10,181	1,872	(480)	11,573

Total derivatives designated as hedges		10,181	1,872	(480)	11,573

Derivatives not designated as hedges
Equity index options	Notional	702	443	(537)	608
Financial futures	Notional	1,251	3,514	(3,587)	1,178
Forward bond purchase commitments	Notional	500	—	—	500

Total derivatives not designated as hedges		2,453	3,957	(4,124)	2,286

Total derivatives		$12,634	$5,829	$(4,604)	$13,859

		December 31,		Maturities/	September 30,
(Number of policies)	Measurement	2023	Additions	terminations	2024
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	5,826	—	(766)	5,060
Indexed universal life embedded derivatives	Policies	749	—	(29)	720
Cash Flow Hedges
Certain derivative instruments are designated as cash flow hedges. The changes in fair value of these instruments are recorded as a component of other comprehensive income (loss) (“OCI”). We designate and account for the following as cash flow hedges when they have met the effectiveness requirements: (i) various types of interest rate swaps to convert floating rate liabilities into fixed rate liabilities; (ii) receive U.S. dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments; (iii) forward starting interest rate swaps to hedge against changes in interest rates associated with future fixed rate bond purchases and/or interest income; (iv) forward bond purchase commitments to hedge against the variability in the anticipated cash flows required to purchase future fixed rate bonds; and (v) other instruments to hedge the cash flows of various forecasted transactions.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the
pre-tax
income effects of cash flow hedges for the three months ended September 30, 2024:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$181	$55	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	6	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(4)	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	53	—	Net investment gains (losses)	—	Net investment gains (losses)

Total	$230	$61		$—

The following table provides information about the
pre-tax
income effects of cash flow hedges for the three months ended September 30, 2023:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(453)	$56	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	(3)	—	Net investment gains (losses)	—	Net investment gains (losses)

Total	$(457)	$55		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the nine months ended September 30, 2024:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(44)	$160	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	11	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(2)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	9	—	Net investment gains (losses)	—	Net investment gains (losses)

Total	$(36)	$169		$—

The following table provides information about the pre-tax income effects of cash flow hedges for the nine months ended September 30, 2023:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(411)	$165	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	8	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(2)	Interest expense	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(4)	—	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Forward bond purchase commitments	(3)	—	Net investment gains (losses)	—	Net investment gains (losses)

Total	$(418)	$174		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The change for these designated derivatives reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2024	2023	2024	2023

Beginning balance	$730	$1,154	$1,010	$1,200
Current period increases (decreases) in fair value, net of deferred taxes of $(49), $67, $7 and $59	181	(390)	(29)	(359)
Reclassification to net (income), net of deferred taxes of $21, $18, $ 59 and $60	(40)	(37)	(110)	(114)

Ending balance	$871	$727	$871	$727

The total balance in accumulated other comprehensive income (loss) from derivatives designated as cash flow hedges of $871 million, net of taxes, recorded in stockholders’ equity as of September 30, 2024 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $127 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the nine months ended September 30, 2024 and 2023, we reclassified $9 million to net income in connection with forecasted transactions that were no longer considered reasonably possible of occurring.
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
The following table provides the
pre-tax
gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2024	2023	2024	2023
Equity index options	$2	$(4)	$8	$2	Net investment gains (losses)
Financial futures	6	(50)	(73)	(117)	Changes in fair value of market risk benefits and associated hedges
Forward bond purchase commitments	6	(22)	(5)	(25)	Net investment gains (losses)
Fixed indexed annuity embedded derivatives	(2)	(6)	(15)	(16)	Net investment gains (losses)
Indexed universal life embedded derivatives	(2)	4	4	11	Net investment gains (losses)

Total derivatives not designated as hedges	$10	$(78)	$(81)	$(145)

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	September 30, 2024			December 31, 2023
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives

Amounts presented in the balance sheet:
Gross amounts recognized	$150	$494	$(344)	$131	$501	$(370)
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	150	494	(344)	131	501	(370)
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(67)	(67)	—	(59)	(59)	—
Collateral received	(25)	—	(25)	(19)	—	(19)
Collateral pledged	—	(1,167)	1,167	—	(1,100)	1,100
Over collateralization	2	740	(738)	—	658	(658)

Net amount	$60	$—	$60	$53	$—	$53

(1)	Does not include amounts related to embedded derivatives as of September 30, 2024 and December 31, 2023.
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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placements with the public bonds, price caps, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of September 30, 2024.
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
Level 2 measurements
Fixed maturity securities

•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, 89% of our portfolio was priced using third-party pricing services as of September 30, 2024. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding
the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity
securities that are classified as Level 2 as of September 30, 2024:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$3,717	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,262	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$849	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$24,694	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$6,249	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$856	OAS-based models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$1,348	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$2,060	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Internal models:
A portion of our U.S. corporate and
non-U.S.
corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,571 million and $843 million, respectively, as of September 30, 2024. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

Equity securities.
The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.
Short-term investments.
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Fixed maturity securities

•
Broker quotes:
A portion of our state and political subdivisions,
non-U.S.
government, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $217 million as of September 30, 2024.

•
Internal models:
A portion of our U.S. corporate,
non-U.S.
corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which includes significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $2,676 million as of September 30, 2024.

Equity securities.
The primary inputs to the valuation include broker quotes where the underlying inputs are unobservable and for internal models, structure of the security and issuer rating.
Limited partnerships.

The fair value of limited partnerships classified as Level 3 is determined based on third-party valuation sources that utilize unobservable inputs, such as a reference
to public market or private transactions, valuations for comparable companies or assets, discounted cash flows and/or recent transactions
.

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
Equity index options.
We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of September 30, 2024, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
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

We have fixed indexed annuity and indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of September 30, 2024, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
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
Fixed indexed annuities
The valuation of fixed indexed annuities MRBs, which includes GMWB features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our fixed indexed annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the fixed indexed annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. As a result of our assumptions for GMWB utilization, expected future interest credited and non-performance risk being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases or GMWB utilization increases, the value of our fixed indexed annuities MRB liability will increase. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of September 30, 2024, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 11 for additional details related to the changes in the fair value measurement of fixed indexed annuities MRBs as of September 30, 2024 and December 31, 2023.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Variable annuities
The valuation of our variable annuities MRBs, which includes GMWB, GMDB and GPAF features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, interest rates, equity index and fund correlation and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our variable annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the variable annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. We classify the variable annuities MRBs valuation as Level 3 based on having significant unobservable inputs, with policyholder behavior (GMWB utilization and lapses), equity index volatility
and non-performance risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the variable annuities MRBs will increase. An increase in our lapse assumption would decrease the fair value of the variable annuities MRBs, whereas an increase in our GMWB utilization rate would increase the fair value. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of September 30, 2024, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 11 for additional details related to the changes in the fair value measurement of variable annuities MRBs as of September 30, 2024 and December 31, 2023.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2024
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)

Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,717	$—	$3,717	$—	$—
State and political subdivisions	2,266	—	2,262	4	—
Non-U.S. government	863	—	849	14	—
U.S. corporate:
Utilities	4,534	—	3,652	882	—
Energy	2,480	—	2,433	47	—
Finance and insurance	7,321	—	6,615	706	—
Consumer—non-cyclical	4,655	—	4,590	65	—
Technology and communications	2,890	—	2,878	12	—
Industrial	1,144	—	1,129	15	—
Capital goods	2,272	—	2,225	47	—
Consumer—cyclical	1,614	—	1,511	103	—
Transportation	1,123	—	1,090	33	—
Other	280	—	142	138	—

Total U.S. corporate	28,313	—	26,265	2,048	—

Non-U.S. corporate:
Utilities	735	—	420	315	—
Energy	1,123	—	1,002	121	—
Finance and insurance	1,953	—	1,912	41	—
Consumer—non-cyclical	579	—	540	39	—
Technology and communications	746	—	729	17	—
Industrial	818	—	756	62	—
Capital goods	621	—	578	43	—
Consumer—cyclical	212	—	212	—	—
Transportation	439	—	418	21	—
Other	578	—	525	53	—

Total non-U.S. corporate	7,804	—	7,092	712	—

Residential mortgage-backed	859	—	856	3	—
Commercial mortgage-backed	1,360	—	1,348	12	—
Other asset-backed	2,160	—	2,060	100	—

Total fixed maturity securities	47,342	—	44,449	2,893	—

Equity securities	458	385	30	43	—
Limited partnerships	2,424	—	—	14	2,410
Other invested assets:
Derivative assets:
Interest rate swaps	60	—	60	—	—
Foreign currency swaps	9	—	9	—	—
Equity index options	21	—	—	21	—
Forward bond purchase commitments	60	—	—	60	—

Total derivative assets	150	—	69	81	—

Short-term investments	2	—	2	—	—

Total other invested assets	152	—	71	81	—

Separate account assets	4,623	4,623	—	—	—

Total assets	$54,999	$5,008	$44,550	$3,031	$2,410

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy .

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2023
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)

Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,494	$—	$3,494	$—	$—
State and political subdivisions	2,302	—	2,242	60	—
Non-U.S. government	626	—	626	—	—
U.S. corporate:
Utilities	4,273	—	3,392	881	—
Energy	2,372	—	2,312	60	—
Finance and insurance	7,278	—	6,561	717	—
Consumer—non-cyclical	4,505	—	4,436	69	—
Technology and communications	3,023	—	3,011	12	—
Industrial	1,233	—	1,210	23	—
Capital goods	2,181	—	2,146	35	—
Consumer—cyclical	1,649	—	1,527	122	—
Transportation	1,162	—	1,140	22	—
Other	309	—	160	149	—

Total U.S. corporate	27,985	—	25,895	2,090	—

Non-U.S. corporate:
Utilities	685	—	416	269	—
Energy	1,027	—	896	131	—
Finance and insurance	1,948	—	1,814	134	—
Consumer—non-cyclical	616	—	535	81	—
Technology and communications	891	—	867	24	—
Industrial	797	—	734	63	—
Capital goods	561	—	508	53	—
Consumer—cyclical	221	—	220	1	—
Transportation	364	—	342	22	—
Other	701	—	649	52	—

Total non-U.S. corporate	7,811	—	6,981	830	—

Residential mortgage-backed	907	—	904	3	—
Commercial mortgage-backed	1,418	—	1,407	11	—
Other asset-backed	2,238	—	2,136	102	—

Total fixed maturity securities	46,781	—	43,685	3,096	—

Equity securities	396	321	43	32	—
Limited partnerships	2,193	—	—	20	2,173
Other invested assets:
Derivative assets:
Interest rate swaps	55	—	55	—	—
Foreign currency swaps	10	—	10	—	—
Equity index options	15	—	—	15	—
Forward bond purchase commitments	51	—	—	51	—

Total derivative assets	131	—	65	66	—

Short-term investments	27	—	20	7	—

Total other invested assets	158	—	85	73	—

Separate account assets	4,509	4,509	—	—	—

Total assets	$54,037	$4,830	$43,813	$3,221	$2,173

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy .

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates
indicated:

	Beginning balance as of July 1, 2024	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2024	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI								Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$65	$1	$3	$—	$—	$—	$—	$—	$(65)	$4	$—	$—
Non-U.S. government	—	—	—	14	—	—	—	—	—	14	—	—
U.S. corporate:
Utilities	843	(5)	52	8	—	—	(16)	—	—	882	—	46
Energy	45	—	2	—	—	—	—	—	—	47	—	1
Finance and insurance	680	(2)	30	—	—	—	(2)	—	—	706	—	27
Consumer—non-cyclical	63	—	2	—	—	—	—	—	—	65	—	2
Technology and communications	12	—	—	—	—	—	—	—	—	12	—	—
Industrial	15	(1)	1	—	—	—	—	—	—	15	—	—
Capital goods	54	—	3	—	—	—	(10)	—	—	47	—	3
Consumer—cyclical	117	—	2	—	—	—	(2)	—	(14)	103	—	2
Transportation	20	—	1	13	—	—	(1)	—	—	33	—	1
Other	135	—	3	—	—	—	—	—	—	138	—	3

Total U.S. corporate	1,984	(8)	96	21	—	—	(31)	—	(14)	2,048	—	85

Non-U.S. corporate:
Utilities	280	—	7	—	—	—	(1)	36	(7)	315	—	8
Energy	119	—	4	—	—	—	(2)	—	—	121	—	4
Finance and insurance	133	2	5	—	—	—	—	—	(99)	41	—	1
Consumer—non-cyclical	77	(1)	2	—	(14)	—	(25)	—	—	39	—	1
Technology and communications	17	—	—	—	—	—	—	—	—	17	—	—
Industrial	60	—	2	—	—	—	—	—	—	62	—	3
Capital goods	45	—	2	—	(4)	—	—	—	—	43	—	1
Consumer—cyclical	7	—	1	—	—	—	—	—	(8)	—	—	—
Transportation	22	—	—	—	(1)	—	—	—	—	21	—	—
Other	51	—	2	—	—	—	—	—	—	53	—	2

Total non-U.S. corporate	811	1	25	—	(19)	—	(28)	36	(114)	712	—	20

Residential mortgage-backed	2	—	1	—	—	—	—	—	—	3	—	—
Commercial mortgage-backed	11	—	1	—	—	—	—	—	—	12	—	1
Other asset-backed	113	—	1	13	—	—	(2)	—	(25)	100	—	1

Total fixed maturity securities	2,986	(6)	127	48	(19)	—	(61)	36	(218)	2,893	—	107

Equity securities	42	—	—	1	—	—	—	—	—	43	—	—
Limited partnerships	16	(1)	—	—	—	—	(1)	—	—	14	(1)	—
Other invested assets:
Derivative assets:
Equity index options	21	2	—	3	—	—	(5)	—	—	21	2	—
Forward bond purchase commitments	21	—	39	—	—	—	—	—	—	60	—	39

Total derivative assets	42	2	39	3	—	—	(5)	—	—	81	2	39

Total other invested assets	42	2	39	3	—	—	(5)	—	—	81	2	39

Total Level 3 assets	$3,086	$(5)	$166	$52	$(19)	$—	$(67)	$36	$(218)	$3,031	$1	$146

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of July 1, 2023	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2023	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI								Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$60	$1	$(5)	$—	$—	$—	$—	$—	$—	$56	$1	$(5)
Non-U.S. government	—	—	—	—	—	—	—	1	—	1	—	—
U.S. corporate:
Utilities	818	—	(42)	23	—	—	—	—	(11)	788	—	(42)
Energy	59	—	(1)	—	—	—	(1)	—	—	57	—	(1)
Finance and insurance	704	—	(17)	29	—	—	(7)	—	(7)	702	—	(16)
Consumer—non-cyclical	68	—	(1)	—	—	—	(1)	—	—	66	—	(1)
Technology and communications	11	—	—	—	—	—	—	—	—	11	—	—
Industrial	22	—	—	—	—	—	—	—	—	22	—	—
Capital goods	34	—	(1)	—	—	—	—	—	—	33	—	(1)
Consumer—cyclical	124	—	(2)	—	—	—	(2)	—	—	120	—	(2)
Transportation	23	—	—	—	—	—	(1)	—	—	22	—	—
Other	153	—	(4)	—	—	—	(1)	—	—	148	—	(4)

Total U.S. corporate	2,016	—	(68)	52	—	—	(13)	—	(18)	1,969	—	(67)

Non-U.S. corporate:
Utilities	320	—	(6)	—	—	—	—	—	(8)	306	—	(7)
Energy	117	—	(2)	—	—	—	—	11	—	126	—	(3)
Finance and insurance	126	1	(5)	—	—	—	—	—	—	122	1	(5)
Consumer—non-cyclical	73	—	(1)	—	—	—	—	—	—	72	—	(1)
Technology and communications	26	—	—	—	—	—	(3)	—	—	23	—	—
Industrial	75	—	(3)	—	—	—	(15)	1	—	58	—	(2)
Capital goods	51	—	—	—	—	—	—	—	—	51	—	(1)
Consumer—cyclical	9	—	—	—	—	—	—	—	—	9	—	1
Transportation	21	—	—	—	—	—	—	—	—	21	—	—
Other	21	—	—	—	—	—	—	—	—	21	—	—

Total non-U.S. corporate	839	1	(17)	—	—	—	(18)	12	(8)	809	1	(18)

Residential mortgage-backed	8	—	(1)	—	—	—	—	—	(4)	3	—	—
Commercial mortgage-backed	11	—	(1)	—	—	—	—	—	—	10	—	(1)
Other asset-backed	104	—	(1)	4	—	—	(1)	—	(10)	96	—	(1)

Total fixed maturity securities	3,038	2	(93)	56	—	—	(32)	13	(40)	2,944	2	(92)

Equity securities	30	—	—	4	(2)	—	—	—	—	32	—	—
Limited partnerships	21	—	—	—	—	—	(1)	—	—	20	—	—
Other invested assets:
Derivative assets:
Equity index options	15	(4)	—	3	—	—	(3)	—	—	11	(4)	—

Total derivative assets	15	(4)	—	3	—	—	(3)	—	—	11	(4)	—
Short-term investments	7	—	—	—	—	—	—	—	—	7	—	—

Total other invested assets	22	(4)	—	3	—	—	(3)	—	—	18	(4)	—

Total Level 3 assets	$3,111	$(2)	$(93)	$63	$(2)	$—	$(36)	$13	$(40)	$3,014	$(2)	$(92)

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities
.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2024	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2024	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI								Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$60	$3	$6	$—	$—	$—	$—	$—	$(65)	$4	$2	$3
Non-U.S. government	—	—	—	14	—	—	—	—	—	14	—	—
U.S. corporate:
Utilities	881	(5)	17	40	(13)	—	(42)	8	(4)	882	—	9
Energy	60	(1)	3	—	(4)	—	(11)	—	—	47	—	1
Finance and insurance	717	(1)	24	—	—	—	(67)	33	—	706	—	18
Consumer—non-cyclical	69	—	1	—	—	—	(5)	—	—	65	—	1
Technology and communications	12	—	—	—	—	—	—	—	—	12	—	—
Industrial	23	(1)	1	—	—	—	(8)	—	—	15	—	—
Capital goods	35	—	2	20	—	—	(10)	—	—	47	—	2
Consumer—cyclical	122	—	(1)	—	—	—	(4)	—	(14)	103	—	(1)
Transportation	22	—	1	13	—	—	(3)	—	—	33	—	1
Other	149	—	—	—	—	—	(11)	—	—	138	—	—

Total U.S. corporate	2,090	(8)	48	73	(17)	—	(161)	41	(18)	2,048	—	31

Non-U.S. corporate:
Utilities	269	—	(2)	35	—	—	(16)	36	(7)	315	—	(2)
Energy	131	—	3	—	—	—	(13)	—	—	121	—	3
Finance and insurance	134	5	1	—	—	—	—	—	(99)	41	3	(3)
Consumer—non-cyclical	81	(1)	1	—	(14)	—	(28)	—	—	39	—	—
Technology and communications	24	—	—	—	—	—	(7)	—	—	17	—	—
Industrial	63	—	—	—	—	—	(1)	—	—	62	—	1
Capital goods	53	—	—	14	(4)	—	(20)	—	—	43	—	—
Consumer—cyclical	1	—	—	7	—	—	—	—	(8)	—	—	—
Transportation	22	—	—	—	(1)	—	—	—	—	21	—	—
Other	52	—	1	—	—	—	—	—	—	53	—	1

Total non-U.S. corporate	830	4	4	56	(19)	—	(85)	36	(114)	712	3	—

Residential mortgage-backed	3	—	1	—	—	—	(1)	—	—	3	—	—
Commercial mortgage-backed	11	—	1	—	—	—	—	—	—	12	—	1
Other asset-backed	102	—	—	53	—	—	(9)	—	(46)	100	—	—

Total fixed maturity securities	3,096	(1)	60	196	(36)	—	(256)	77	(243)	2,893	5	35

Equity securities	32	—	—	19	(8)	—	—	—	—	43	—	—
Limited partnerships	20	(5)	—	—	—	—	(1)	—	—	14	(5)	—
Other invested assets:
Derivative assets:
Equity index options	15	8	—	11	—	—	(13)	—	—	21	8	—
Forward bond purchase commitments	51	—	9	—	—	—	—	—	—	60	—	9

Total derivative assets	66	8	9	11	—	—	(13)	—	—	81	8	9
Short-term investments	7	—	—	—	—	—	(7)	—	—	—	—	—

Total other invested assets	73	8	9	11	—	—	(20)	—	—	81	8	9

Total Level 3 assets	$3,221	$2	$69	$226	$(44)	$—	$(277)	$77	$(243)	$3,031	$8	$44

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2024	2023	2024	2023
Total realized and unrealized gains (losses) included in net income:
Net investme n t income	$2	$2	$8	$8
Net investment gai n s (losses)	(7)	(4)	(6)	(1)

T o t al	$(5)	$(2)	$2	$7

Total gains (losses) included in net income attributable to assets still held:
Net investme n t income	$—	$2	$5	$7
Net investment gai n s (losses)	1	(4)	3	(3)

T o t al	$1	$(2)	$8	$4

The amount presented for net investment income relates to fixed maturity securities and primarily represents amortization and accretion of premiums
and discounts on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2024:

(Amounts in millions)	Fair value	Unobservable input	Range	Weighted-average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	$868	Credit spreads	59bps - 248bps	130bps
Energy	47	Credit spreads	98bps - 163bps	135bps
Finance and insurance	694	Credit spreads	14bps - 217bps	153bps
Consumer—non-cyclical	65	Credit spreads	69bps - 232bps	140bps
Technology and communications	12	Credit spreads	69bps - 84bps	75bps
Industrial	15	Credit spreads	98bps - 163bps	120bps
Capital goods	47	Credit spreads	128bps - 170bps	140bps
Consumer—cyclical	80	Credit spreads	85bps - 138bps	119bps
Transportation	33	Credit spreads	48bps - 146bps	120bps
Other	89	Credit spreads	77bps - 115bps	88bps

Total U.S. corporate	$1,950	Credit spreads	14bps - 248bps	136bps

Non-U.S. corporate:
Utilities	$283	Credit spreads	81bps - 248bps	132bps
Energy	115	Credit spreads	84bps - 170bps	121bps
Finance and insurance	40	Credit spreads	97bps - 141bps	117bps
Consumer—non-cyclical	37	Credit spreads	88bps - 146bps	102bps
Technology and communications	17	Credit spreads	88bps - 133bps	109bps
Industrial	62	Credit spreads	112bps - 190bps	143bps
Capital goods	36	Credit spreads	133bps - 232bps	156bps
Transportation	21	Credit spreads	98bps - 146bps	106bps
Other	53	Credit spreads	59bps - 128bps	109bps

Total non-U.S. corporate	$664	Credit spreads	59bps - 248bps	126bps

Derivative assets:
Equity index options	$21	Equity index volatility	6% - 46%	23%
Forward bond purchase commitments	$60	Counterparty financing spreads	28bps - 42bps	33bps

Other assets (2)	$123	Lapse rate	2% - 9%	5%
		Non-performance risk (counterparty credit risk)	42bps - 83bps	69bps
		Equity index volatility	14% - 30%	22%

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.
The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2024
(Amounts in millions)	Total	Level 1	Level 2	Level 3

Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$153	$—	$—	$153
Indexed universal life embedded derivatives	17	—	—	17

Total policyholder account balances	170	—	—	170

Derivative liabilities:
Interest rate swaps	478	—	478	—
Foreign currency swaps	2	—	2	—
Forward bond purchase commitments	14	—	—	14

Total derivative liabilities	494	—	480	14

Total liabilities	$664	$—	$480	$184

	December 31, 2023
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$165	$—	$—	$165
Indexed universal life embedded derivatives	15	—	—	15

Total policyholder account balances	180	—	—	180

Derivative liabilities:
Interest rate swaps	490	—	490	—
Foreign currency swaps	2	—	2	—
Forward bond purchase commitments	9	—	—	9

Total derivative liabilities	501	—	492	9

Total liabilities	$681	$—	$492	$189

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Beginning balance as of July 1, 2024	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2024	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI

Policyholder account balances:
Fixed indexed annuity embedded derivatives	$160	$2	$—	$—	$—	$—	$(8)	$—	$(1)	$153	$2	$—
Indexed universal life embedded derivatives	16	2	—	—	—	—	(1)	—	—	17	2	—

Total policyholder account balances	176	4	—	—	—	—	(9)	—	(1)	170	4	—

Derivative liabilities:
Forward bond purchase commitments	33	(6)	(13)	—	—	—	—	—	—	14	(6)	1

Total derivative liabilities	33	(6)	(13)	—	—	—	—	—	—	14	(6)	1

Total Level 3 liabilities	$209	$(2)	$(13)	$—	$—	$—	$(9)	$—	$(1)	$184	$(2)	$1

	Beginning balance as of July 1, 2023	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2023	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$180	$6	$—	$—	$—	$—	$(11)	$—	$(1)	$174	$6	$—
Indexed universal life embedded derivatives	15	(4)	—	—	—	3	—	—	—	14	(4)	—

Total policyholder account balances	195	2	—	—	—	3	(11)	—	(1)	188	2	—

Derivative liabilities:
Forward bond purchase commitments	3	22	3	—	—	—	—	—	—	28	22	3

Total derivative liabilities	3	22	3	—	—	—	—	—	—	28	22	3

Total Level 3 liabilities	$198	$24	$3	$—	$—	$3	$(11)	$—	$(1)	$216	$24	$3

GENWORTH
FINANCIAL
, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2024	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2024	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI

Policyholder account balances:
Fixed indexed annuity embedded derivatives	$165	$15	$—	$—	$—	$—	$(25)	$—	$(2)	$153	$15	$—
Indexed universal life embedded derivatives	15	(4)	—	—	—	7	(1)	—	—	17	(4)	—

Total policyholder account balances	180	11	—	—	—	7	(26)	—	(2)	170	11	—

Derivative liabilities:
Forward bond purchase commitments	9	5	—	—	—	—	—	—	—	14	5	—

Total derivative liabilities	9	5	—	—	—	—	—	—	—	14	5	—

Total Level 3 liabilities	$189	$16	$—	$—	$—	$7	$(26)	$—	$(2)	$184	$16	$—

	Beginning balance as of January 1, 2023	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2023	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI

Policyholder account balances :
Fixed indexed annuity embedded derivatives	$202	$16	$—	$—	$—	$—	$(41)	$—	$(3)	$174	$16	$—
Indexed universal life embedded derivatives	15	(11)	—	—	—	10	—	—	—	14	(11)	—

Total policyholder account balances	217	5	—	—	—	10	(41)	—	(3)	188	5	—

Derivative liabilities:
Forward bond purchase commitments	—	25	3	—	—	—	—	—	—	28	25	3

Total derivative liabilities	—	25	3	—	—	—	—	—	—	28	25	3

Total Level 3 liabilities	$217	$30	$3	$—	$—	$10	$(41)	$—	$(3)	$216	$30	$3

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2024	2023	2024	2023
Total realized and unrealized (gains) losses included in net (income):
Net investment inc o m e	$—	$—	$—	$—
Net investment (gains) los s e s	(2)	24	16	30

To t a l	$(2)	$24	$16	$30

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment inc o m e	$—	$—	$—	$—
Net investment (gains) los s e s	(2)	24	16	30

To t a l	$(2)	$24	$16	$30

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2024:

(Amounts in millions)	Fair value	Unobservable input	Range	Weighted-average (1)
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$153	Expected future interest credited	1% - 3%	2%
Indexed universal life embedded derivatives	$17	Expected future interest credited	3% - 11%	5%
Market risk benefits (2) :
Fixed indexed annuities	$52	GMWB utilization rate	— % - 73%	60%
		Non-performance risk (credit spreads)	42bps - 83bps	69bps
		Expected future interest credited	1% - 3%	2%
Variable annuities	$428	Lapse rate	2% - 11%	5%
		GMWB utilization rate	62% - 90%	79%
		Non-performance risk (credit spreads)	42bps - 83bps	69bps
		Equity index volatility	14% - 30%	22%
Derivative liabilities:
Forward bond purchase commitments	$14	Counterparty financing spreads	28bps - 42bps	40bps

(1)	Unobservable inputs weighted by the policyholder account balances associated with the instrument and notional for derivative liabilities.
(2)	Refer to note 11 for additional details related to MRBs.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	September 30, 2024
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,532	$6,168	$—	$—	$6,168
Bank loan investments		(1)	568	566	—	—	566
Liabilities:
Long-term borrowings		(1)	1,548	1,474	—	1,474	—
Investment contracts		(1)	4,686	4,767	—	—	4,767
Commitments to fund investments:
Bank loan investments	$131		—	—	—	—	—
Private placement investments	271		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

	December 31, 2023
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,802	$6,291	$—	$—	$6,291
Bank loan investments		(1)	529	520	—	—	520
Liabilities:
Long-term borrowings		(1)	1,584	1,413	—	1,413	—
Investment contracts		(1)	5,346	5,372	—	—	5,372
Commitments to fund investments:
Bank loan investments	$117		—	—	—	—	—
Private placement investments	42		—	—	—	—	—
Commercial mortgage loans	13		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
As of September 30, 2024 and December 31, 2023, we also had $24 million and $23 million, respectively, of real estate owned assets included in other invested assets in our condensed consolidated balance sheets, which are initially recorded at fair value less estimated selling costs (the carrying value) and are subsequently valued at the lower of the carrying value or current fair value less estimated selling costs. As of December 31, 2023, these properties were adjusted to fair value less estimated selling costs, which was less than the carrying value. These amounts represented the fair value as of September 30, 2024 and December 31, 2023. The fair value of the real estate owned assets is classified as Level 2.
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
to
ten
of the typical contractual life of
ten
to 12 years.
The following table presents the carrying value of limited partnerships and commitments to fund as of the dates indicated:

	September 30, 2024		December 31, 2023
(Amounts in millions)	Carrying value	Commitments to fund	Carrying value	Commitments to fund
Limited partnerships accounted for at NAV:
Private equity funds (1)	$2,157	$1,290	$1,948	$1,203
Real estate funds (2)	127	76	123	87
Infrastructure funds (3)	126	178	102	160

Total limited partnerships accounted for at NAV	2,410	1,544	2,173	1,450

Limited partnerships accounted for at fair value	14	1	20	1
Limited partnerships accounted for under equity method of accounting	676	93	628	79

Total	$3,100	$1,638	$2,821	$1,530

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

(7) Deferred Acquisition Costs
The following tables present the balances of and changes in deferred acquisition costs as of and for the periods indicated:

	September 30, 2024
(Amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$879	$941	$45	$98	$1,963
Costs deferred	—	—	—	—	—
Amortization	(42)	(97)	(6)	(11)	(156)

Balance as of September 30	$837	$844	$39	$87	1,807

Enact segment					24

Total deferred acquisition costs					$1,831

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2023
(Amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$935	$1,080	$57	$113	$2,185
Costs deferred	1	—	—	—	1
Amortization	(57)	(139)	(12)	(15)	(223)

Balance as of December 31	$879	$941	$45	$98	1,963

Enact segment					25

Total deferred acquisition costs					$1,988

(8) Future Policy Benefits
The following table sets forth our liability for future policy benefits as of the dates indicated:

(Amounts in millions)	September 30, 2024	December 31, 2023
Long-term care insurance	$43,998	$43,929
Life insurance	1,604	1,698
Fixed annuities	11,513	11,829

Total long-duration insurance contracts	57,115	57,456

Deferred profit liability	132	128
Cost of reinsurance	56	71

Total future policy benefits	$57,303	$57,655

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the balances of and changes in the liability for future policy benefits as of and for the periods indicated:

	September 30, 2024
(Dollar amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities
Present value of expected net premiums:
Beginning balance as of January 1	$18,650	$4,180	$—
Beginning balance, at original discount rate	$18,346	$3,918	$—
Effect of changes in cash flow assumptions	7	—	—
Effect of actual variances from expected experience	(182)	(35)	—

Adjusted beginning balance	18,171	3,883	—
Issuances	1	—	32
Interest accretion	690	161	—
Net premiums collected (1)	(1,384)	(334)	(32)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	2	—

Ending balance, at original discount rate	17,478	3,712	—
Effect of changes in discount rate assumptions	445	257	—

Ending balance as of September 30	$17,923	$3,969	$—

Present value of expected future policy benefits:
Beginning balance as of January 1	$62,579	$5,412	$11,829
Beginning balance, at original discount rate	$60,513	$5,146	$9,920
Effect of changes in cash flow assumptions	(144)	—	—
Effect of actual variances from expected experience	(22)	(22)	(46)

Adjusted beginning balance	60,347	5,124	9,874
Issuances	1	—	26
Interest accretion	2,458	202	481
Benefit payments	(2,930)	(585)	(734)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	1	8

Ending balance, at original discount rate	59,876	4,742	9,655
Effect of changes in discount rate assumptions	2,045	276	1,858

Ending balance as of September 30	$61,921	$5,018	$11,513

Net liability for future policy benefits, before flooring adjustments	$43,998	$1,049	$11,513
Flooring adjustments (2)	—	555	—

Net liability for future policy benefits	43,998	1,604	11,513
Less: reinsurance recoverable	7,467	810	8,820

Net liability for future policy benefits, net of reinsurance recoverable	$36,531	$794	$2,693

Weighted-average liability duration (years)	13.2	5.9	10.7

(1)	Represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
(2)
Flooring adjustments are necessary when a cohort’s present value of future net premiums exceeds the present value of future benefits. The flooring adjustment ensures that the liability for future policy benefits for each cohort is not less than zero. This adjustment is most prevalent in our term life insurance products due to their product design of a level premium period followed
by annual premium rate increases.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2023
(Dollar amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities
Present value of expected net premiums:
Beginning balance as of January 1	$19,895	$4,083	$—
Beginning balance, at original discount rate	$19,959	$3,922	$—
Effect of changes in cash flow assumptions	(276)	180	—
Effect of actual variances from expected experience	(365)	38	—

Adjusted beginning balance	19,318	4,140	—
Issuances	2	—	42
Interest accretion	994	217	—
Net premiums collected (1)	(1,968)	(439)	(42)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	—

Ending balance, at original discount rate	18,346	3,918	—
Effect of changes in discount rate assumptions	304	262	—

Ending balance as of December 31	$18,650	$4,180	$—

Present value of expected future policy benefits:
Beginning balance as of January 1	$61,352	$5,556	$11,923
Beginning balance, at original discount rate	$61,148	$5,374	$10,300
Effect of changes in cash flow assumptions	(292)	261	(33)
Effect of actual variances from expected experience	(50)	61	(30)

Adjusted beginning balance	60,806	5,696	10,237
Issuances	2	—	35
Interest accretion	3,327	281	663
Benefit payments	(3,621)	(823)	(1,016)
Derecognition (lapses and withdrawals)	—	—	—
Other	(1)	(8)	1

Ending balance, at original discount rate	60,513	5,146	9,920
Effect of changes in discount rate assumptions	2,066	266	1,909

Ending balance as of December 31	$62,579	$5,412	$11,829

Net liability for future policy benefits, before flooring adjustments	$43,929	$1,232	$11,829
Flooring adjustments (2)	—	466	—

Net liability for future policy benefits	43,929	1,698	11,829
Less: reinsurance recoverable	7,572	852	9,008

Net liability for future policy benefits, net of reinsurance recoverable	$36,357	$846	$2,821

Weighted-average liability duration (years)	13.7	5.9	11.1

(1)	Represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
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

GENWORTH
FINANCIAL
, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL
STATEMENTS
(Unaudited)

Long-term care insurance
For the nine months ended September 30, 2024, the impact of updates to cash flow assumptions resulted in a decrease of $151 million in the liability for future policy benefits primarily due to favorable updates to approval amounts and implementation timing of in-force
rate actions. This decrease in the liability for future policy benefits was partially offset in our reinsurance recoverable by the impact of cash flow assumption updates related to fully reinsured blocks of business. The impact of actual versus expected experience for the nine months ended September 30, 2024 resulted in an increase of $160 million in the liability for future policy benefits primarily due to higher claims and lower terminations.
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
Life insurance
For the nine months ended September 30, 2024, the impact of actual versus expected experience resulted in an increase of $13 million in the liability for future policy benefits primarily due to unfavorable mortality impacts.
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
Fixed annuities
For the nine months ended September 30, 2024, the impact of actual versus expected experience resulted in a decrease of $46 million in the liability for future policy benefits primarily due to favorable mortality.
The impact of changes in cash flow assumptions and actual versus expected experience during the year ended December 31, 2023 resulted in decreases of $33 million and $30 million, respectively, in the liability
for future policy benefits primarily from favorable mortality.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the weighted-average interest rates for the liability for future policy benefits as of the dates indicated:

	September 30, 2024	December 31, 2023
Long-term care insurance
Interest accretion (locked-in) rate	5.7%	5.8%
Current discount rate	5.0%	5.1%
Life insurance
Interest accretion (locked-in) rate	5.8%	5.8%
Current discount rate	4.7%	4.8%
Fixed annuities
Interest accretion (locked-in) rate	6.8%	6.7%
Current discount rate	5.0%	5.0%
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
The following table sets forth the amount of undiscounted and discounted expected future gross premiums and expected future benefit payments as of the dates indicated:

	September 30, 2024		December 31, 2023
(Amounts in millions)	Undiscounted	Discounted	Undiscounted	Discounted
Long-term care insurance
Expected future gross premiums	$35,915	$25,227	$38,279	$26,341
Expected future benefit payments	$121,227	$61,921	$124,594	$62,579
Life insurance
Expected future gross premiums	$10,088	$5,957	$10,693	$6,278
Expected future benefit payments	$6,907	$5,018	$7,524	$5,412
Fixed annuities
Expected future gross premiums	$—	$—	$—	$—
Expected future benefit payments	$23,152	$11,513	$23,903	$11,829
During the nine months ended September 30, 2024, we recorded a charge of $6 million to net income due to net premiums exceeding gross premiums, resulting in net premium ratios capped at 100% for certain cohorts in our life insurance products primarily due to higher claim severity.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income related to our liability for future policy benefits for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,				Year ended
	2024		2023		2024		2023		December 31, 2023
(Amounts in millions)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)
Long-term care insurance	$633	$590	$685	$584	$1,876	$1,768	$2,031	$1,744	$2,713	$2,333
Life insurance	158	12	168	15	492	41	521	48	688	64
Fixed annuities	—	159	—	166	—	481	—	500	—	663

Total	$791	$761	$853	$765	$2,368	$2,290	$2,552	$2,292	$3,401	$3,060

(1)	Amounts for interest accretion are included in benefits and other changes in policy reserves in the condensed consolidated statements of income.
(9) Policyholder Account Balances
The following table sets forth our liabilities for policyholder account balances as of the dates indicated:

(Amounts in millions)	September 30, 2024	December 31, 2023
Life insurance	$7,283	$7,460
Fixed annuities	3,954	4,479
Variable annuities	478	529
Fixed indexed annuity embedded derivatives (1)	153	165
Indexed universal life embedded derivatives (1)	17	15
Additional insurance liabilities (2)	2,967	2,887
Other	12	5

Total policyholder account balances	$14,864	$15,540

(1)	See note 5 for additional information.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the balances of and changes in policyholder account balances as of and for the periods indicated:

	September 30, 2024
(Dollar amounts in millions)	Life insurance	Fixed annuities	Variable annuities
Beginning balance as of January 1	$7,460	$4,479	$529
Issuances	—	—	—
Premiums received	360	17	11
Policy charges	(452)	(4)	(4)
Surrenders and withdrawals	(164)	(414)	(43)
Benefit payments	(192)	(263)	(44)
Net transfers to separate accounts	—	—	(2)
Interest credited	273	108	3
Other	(2)	31	28

Ending balance as of September 30	$7,283	$3,954	$478

Weighted-average crediting rate	3.9%	3.0%	3.3%
Net amount at risk (1)	$41,834	$31	$413
Cash surrender value	$4,185	$3,048	$478

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present policyholder account balances by range of guaranteed minimum crediting rate and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums as of the dates indicated:

	September 30, 2024
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$102	$52	$59	$—	$213
2.00%–2.99%	764	99	—	—	863
3.00%–3.99%	1,845	655	1,125	56	3,681
4.00% and greater	2,349	18	18	—	2,385

Total	$5,060	$824	$1,202	$56	$7,142

(1)	Excludes universal life insurance and investment contracts of $ 4,573 million that have a market component to their crediting strategy.

	December 31, 2023
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$121	$97	$39	$—	$257
2.00%–2.99%	1,201	81	—	—	1,282
3.00%–3.99%	1,732	699	1,155	31	3,617
4.00% and greater	2,479	16	10	—	2,505

Total	$5,533	$893	$1,204	$31	$7,661

(1)	Excludes universal life insurance and investment contracts of $4,807 million that have a market component to their crediting strategy.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) Additional Insurance Liabilities
The following table presents the balances of and changes in additional liabilities related to death or other insurance benefits that are included within policyholder account balances related to universal and term universal life insurance products as of and for the periods indicated:

(Dollar amounts in millions)	September 30, 2024	December 31, 2023
Beginning balance as of January 1	$2,887	$2,566
Beginning balance before shadow accounting adjustments	$2,939	$2,634
Effect of changes in cash flow assumptions	—	200
Effect of actual variances from expected experience	3	(3)

Adjusted beginning balance	2,942	2,831
Issuances	—	—
Interest accretion	76	90
Assessments collected	186	240
Benefit payments	(193)	(222)
Derecognition (lapses and withdrawals)	—	—
Other (flooring adjustment)	1	—

Ending balance before shadow accounting adjustments	3,012	2,939
Effect of shadow accounting adjustments	(45)	(52)

Ending balance	2,967	2,887
Less: reinsurance recoverable	—	—

Additional insurance liabilities, net of reinsurance recoverable	$2,967	$2,887

Weighted-average liability duration (years)	18.3	18.9
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
post-COVID-19.
The following table provides the weighted-average interest rates for our additional insurance liabilities as of the dates indicated:

	September 30, 2024	December 31, 2023
Interest accretion rate (1)	3.4%	3.2%
Projected crediting rate (2)	3.8%	3.8%

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income related to additional insurance liabilities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2023
(Amounts in millions)	2024	2023	2024	2023
Gross assessments	$130	$134	$395	$406	$539
Interest accretion (1)	$26	$22	$76	$66	$90

(1)	Amounts for interest accretion are included in benefits and other changes in policy reserves in the condensed consolidated statements of income.
(11) Market Risk Benefits
The following table sets forth our market risk benefits by asset and liability position as of the dates indicated:

	September 30, 2024			December 31, 2023
(Amounts in millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Fixed indexed annuities	$—	$52	$52	$—	$55	$55
Variable annuities	52	480	428	43	570	527

Total market risk benefits	$52	$532	$480	$43	$625	$582

The following tables present the balances of and changes in market risk benefits as of and for the periods indicated:

	September 30, 2024
(Dollar amounts in millions)	Fixed indexed annuities	Variable annuities	Reinsurance recoverable (1)
Beginning balance as of January 1	$55	$527	$140
Beginning balance before effect of changes in instrument-specific credit risk	$52	$520	$140
Issuances	—	—	—
Interest accretion	2	20	6
Attributed fees collected	4	27	6
Benefit payments	—	(21)	(10)
Effect of changes in interest rates	(2)	(12)	(4)
Effect of changes in equity markets	(1)	(115)	(18)
Actual policyholder behavior different from expected behavior	(3)	4	3
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	—	—	—
Other	(3)	—	—

Ending balance before effect of changes in instrument-specific credit risk	49	423	123
Effect of changes in instrument-specific credit risk	3	5	—

Ending balance as of September 30	52	428	$123

Less: reinsurance recoverable	—	123

Market risk benefits, net of reinsurance recoverable	$52	$305

Weighted-average attained age of contractholders	73	76
Net amount at risk (2)

(1)	Represents the net reinsured asset related to our variable annuity MRBs.
(2)	See note 9 for additional information on the net amount at risk.

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
(12) Separate Accounts
The following table presents the balances of and changes in separate account liabilities, which are primarily comprised of variable annuity products, as of and for the periods indicated:

(Amounts in millions)	September 30, 2024	December 31, 2023
Beginning balance as of January 1	$4,509	$4,417
Premiums and deposits	21	35
Policy charges	(78)	(104)
Surrenders and withdrawals	(303)	(361)
Benefit payments	(166)	(190)
Investment performance	639	716
Net transfers from (to) general account	2	(1)
Other charges	(1)	(3)

Ending balance	$4,623	$4,509

Cash surrender value (1)	$4,620	$4,506

(1)	Cash surrender value represents the amount of the contractholders’ acco un t balances that was distributable less certain surrender charges.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Separate Account Assets
The following table presents the aggregate fair value of assets, by major investment asset category, supporting separate accounts as of the dates indicated:

(Amounts in millions)	September 30, 2024	December 31, 2023

Equity funds	$2,149	$2,018
Balanced funds	1,933	1,927
Bond funds	329	320
Money market funds	212	244

Total	$4,623	$4,509

(13) Liability for Policy and Contract Claims
The following table presents the balances of our liability for policy and contract claims as of the dates indicated:

(Amounts in millions)	September 30, 2024	December 31, 2023

Enact segment	$510	$518
Life and Annuities segment (1)	138	126
Other mortgage insurance business	7	8

Total liability for policy and contract claims	$655	$652

(1)	Primarily includes balances related to our universal and term universal life insurance products.
The following table sets forth changes in our liability for policy and contract claims as of and for the periods indicated:

	Nine months ended September 30,
(Amounts in millions)	2024	2023
Beginning balance as of January 1	$652	$683
Less reinsurance recoverable	(16)	(23)

Net beginning balance	636	660

Incurred related to insured events of:
Current year	712	634
Prior years	(185)	(185)

Total incurred	527	449

Paid related to insured events of:
Current year	(426)	(393)
Prior years	(95)	(102)

Total paid	(521)	(495)

Foreign currency translation	(1)	1

Net ending balance	641	615
Add reinsurance recoverable	14	16

Ending balance as of September 30	$655	$631

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The liability for policy and contract claims represents our current best estim
ate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could be significant and result in increases in reserves by an amount that could be material to our results of operations, financial condition and liquidity. In addition, loss reserves recorded on new delinquencies in our Enact segment have a high degree of estimation due to lingering uncertainty in the macroeconomic environment and the level of uncertainty regarding whether delinquencies will ultimately cure or result in a claim payment, as well as the timing and severity of those payments. Given the extended period of time that may exist between the reporting of a delinquency and the claim payment, and changes in economic conditions and the real estate market, significant uncertainty and variability exist on amounts actually paid.
During the nine months ended September 30, 2024, our Enact segment recorded reserve releases of $196 million primarily related to insured events of prior years, largely driven by favorable cure performance. As part of these reserve releases, Enact decreased its assumptions for the rate at which delinquencies go to claim, primarily resulting from sustained favorable cure performance and lessening uncertainty in the economic environment, impacting both current and prior year delinquencies. The favorable development related to insured events of prior years for the nine months ended September 30, 2023 was predominantly associated with $188 million of reserve releases in our Enact segment primarily related to favorable cure performance, including on delinquencies related to COVID-19. A
portion of these reserve releases was related to delinquencies from 2022 that had not been negatively impacted by uncertainty in the economic environment to the extent initially expected.
(14) Borrowings and Other Financings
(a) Long-Term Borrowings
The following table sets forth total long-term borrowings as of the dates indicated:

(Amounts in millions)	September 30, 2024	December 31, 2023
Genworth Holdings
6.50% Senior Notes, due 2034 (1)	$256	$262
Floating Rate Junior Subordinated Notes, due 2066 (2)	563	592

Subtotal	819	854
Bond consent fees	(9)	(9)
Deferred borrowing charges	(5)	(6)

Total Genworth Holdings	805	839

Enact Holdings
6.50% Senior Notes, due 2025	—	750
6.25% Senior Notes, due 2029	750	—
Deferred borrowing charges	(7)	(5)

Total Enact Holdings	743	745

Total	$1,548	$1,584

(1)
Genworth Holdings has the option to redeem all or a portion of the senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

(2)	Genworth Holdings may repay, r edeem or repurchase $2,000 principal amount of its junior subordinated notes for each $1,000 principal amount of its senior notes repaid, redeemed or repurchased.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Genworth Holdings
During the nine months ended September 30, 2024, Genworth Holdings repurchased $6 million and $29 million principal of its 6.50% senior notes due in 2034 and its floating rate junior subordinated notes due in 2066, respectively, for a pre-tax
gain of $5 million and paid accrued interest thereon.
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
(b) Revolving Credit Facility
Enact Holdings
On June 30, 2022, Enact Holdings entered into a credit agreement with a syndicate of lenders that provides for a five-year unsecured revolving credit facility in the initial aggregate principal amount of $200 million, including the ability for Enact Holdings to increase the commitments under the credit facility on an uncommitted basis, by an additional aggregate principal amount of up to $100 million. Any borrowings under Enact Holdings’ credit facility will bear interest at a per annum rate equal to a floating rate tied to a standard short-term borrowing index selected at Enact Holdings’ option, plus an applicable margin, pursuant to the terms of the credit agreement. The applicable margin is based on Enact Holdings’ ratings established by certain debt rating agencies for its outstanding debt. Enact Holdings’ credit facility includes customary representations, warranties, covenants, terms and conditions. As of September 30, 2024, Enact Holdings was in compliance with all covenants and the credit facility remained undrawn.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15) Income Taxes
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase in rate resulting from:
Tax on income from terminated swaps	5.1	8.4	4.2	4.4
Non-deductible expenses	1.3	3.2	1.2	1.2
Stock-based compensation	(1.1)	(0.2)	(0.3)	0.3
Other, net	(1.5)	0.9	(0.5)	—

Effective rate	24.8%	33.3%	25.6%	26.9%

The effective tax rate for the three and nine months ended September 30, 2024 and 2023 was above the statutory U.S. federal income tax rate of 21% largely due to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income. The decrease in the effective tax rate for the three months ended September 30, 2024 compared to the
three months ended September 30, 2023 was primarily attributable to tax expense on certain forward starting swap gains and non-deductible
expenses in relation to
pre-tax
income, as well as the change in tax benefits related to stock-based compensation. The decrease in the effective tax rate for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily attributable to the change in tax benefits related to stock-based compensation.
U.S. GAAP generally requires an annualized effective tax rate to be used for interim reporting periods, utilizing projections of full year results. However, in certain circumstances it is appropriate to record the actual effective tax rate for the period if a reliable estimate cannot be made for the full year. Accordingly, for the three and nine months ended September 30, 2024 and 2023, we utilized the actual effective tax rate for the interim period to record the provision for income taxes for our Long-Term Care Insurance and Life and Annuities segments and the annualized projected effective tax rate for our Enact segment and Corporate and Other.
(16) Segment Information
We have the following three
reportable segments: Enact, comprised primarily of private mortgage insurance products; Long-Term Care Insurance; and Life and Annuities. The products in the Life and Annuities segment include life insurance and fixed and variable annuities, none of which are actively marketed or sold. In addition to our three reportable segments, we also have Corporate and Other, which includes debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, and eliminations of inter-segment transactions. Corporate and Other also includes the results of other businesses that are not individually reportable, such as
CareScout
start-up results and certain international businesses.

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of revenues for our segments and Corporate and Other for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2024	2023	2024	2023
Revenues:
Enact segment	$310	$299	$900	$857
Long-Term Care Insurance segment	1,135	1,082	3,251	3,323
Life and Annuities segment:
Life insurance	321	347	1,027	1,055
Fixed annuities	75	68	218	237
Variable annuities	33	34	99	105

Life and Annuities segment	429	449	1,344	1,397

Corporate and Other	6	1	18	—

Total revenues	$1,880	$1,831	$5,513	$5,577

The following tables present the reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to adjusted operating income available to Genworth Financial, Inc.’s common stockholders and a summary of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2024	2023	2024	2023
Net income available to Genworth Financial, Inc.’s common stockholders	$85	$29	$300	$288
Add: net income attributable to noncontrolling interests	33	31	97	94

Net income	118	60	397	382
Less: income (loss) from discontinued operations, net of taxes	(3)	—	(5)	2

Income from continuing operations	121	60	402	380
Less: net income from continuing operations attributable to noncontrolling interests	33	31	97	94

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	88	29	305	286
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(66)	43	(56)	13
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	17	(26)	(19)	(35)
(Gains) losses on early extinguishment of debt, net (3)	(2)	—	4	(1)
Expenses related to restructuring	—	—	11	4
Taxes on adjustments	11	(4)	13	4

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$48	$42	$258	$271

(1)	Net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $2 million for both the nine months ended September 30, 2024 and 2023.
(2)
Changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(4) million and $(2) million for the three months ended September 30, 2024 and 2023, respectively, and $(9) million for both the nine months ended September 30, 2024 and 2023.

(3)	(Gains) losses on early extinguishment of debt were net of the portion attributable to noncontrolling interests of $2 million for the nine months ended September 30, 2024.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2024	2023	2024	2023
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$148	$134	$448	$423
Long-Term Care Insurance segment	(46)	(71)	(72)	(91)
Life and Annuities segment:
Life insurance	(40)	(25)	(96)	(69)
Fixed annuities	6	17	29	41
Variable annuities	7	5	24	23

Life and Annuities segment	(27)	(3)	(43)	(5)

Corporate and Other	(27)	(18)	(75)	(56)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$48	$42	$258	$271

There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.
The following is a summary of total assets for our segments and Corporate and Other as of the dates indicated:

(Amounts in millions)	September 30, 2024	December 31, 2023
Assets:
Enact segment	$6,599	$6,193
Long-Term Care Insurance segment	46,687	46,195
Life and Annuities segment	35,562	36,517
Corporate and Other	1,912	1,912

Total assets	$90,760	$90,817

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Trauernicht et al v. Genworth Financial
On August 1, 2022, a putative class action was filed in the United States District Court for the Eastern District of Virginia by two former Genworth employees against Genworth Financial, its Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Retirement and Savings Plan (“Savings Plan”). Plaintiffs purport to act on behalf of the Savings Plan and all similarly situated participants and beneficiaries of the Savings Plan. The complaint asserts that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 by imprudently offering and inadequately monitoring a suite of BlackRock Target Date Funds as a retirement investment option for Genworth employees. Plaintiffs seek declaratory and injunctive relief, monetary damages and attorney’s fees. By stipulation entered September 6, 2022, the complaint was dismissed, without prejudice, against the Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Savings Plan. On October 17, 2022, we moved to dismiss the complaint against the sole remaining defendant, Genworth Financial. Plaintiffs filed opposition papers on November 10, 2022, and we filed our reply papers on November 16, 2022. By order dated January 20, 2023, the Court granted plaintiffs’ motion to serve an amended complaint, rendering our initial motion to dismiss moot. On January 20, 2023, plaintiffs filed an amended complaint, and on February 2, 2023, we filed a motion to dismiss the amended complaint. On March 16, 2023, the Court directed plaintiffs to file a second amended complaint and denied our motion to dismiss the amended complaint. Plaintiffs filed the second amended complaint on April 17, 2023. On May 15, 2023, we answered and moved to dismiss the second amended complaint. On September 13, 2023, the Court granted in part and denied in part our motion to dismiss the second amended complaint. Plaintiffs moved for class certification on October 16, 2023, and we filed opposition papers on December 4, 2023. Oral argument on plaintiffs’ class certification motion was heard on February 12, 2024. On February 20, 2024, we moved for summary judgment dismissing the claims, and plaintiffs filed opposition papers on March 5, 2024. Oral argument was conducted on our summary judgment motion on March 25, 2024. On August 15, 2024, the Court granted plaintiffs’ motion and certified the case as a class action. On August 29, 2024, the Court denied our motion for summary judgment. We filed a motion for leave to appeal from the trial court’s class certification order, and the United States Court of Appeals for the Fourth Circuit granted leave to appeal on September 13, 2024. The case is now stayed in trial court pending the determination of our appeal to the Fourth Circuit. We intend to continue to vigorously defend this action.
M/O Arbitration Between Blue Cross Blue Shield Nebraska and GLIC
On December 16, 2022, Blue Cross Blue Shield of Nebraska (“BCBSNE”) served an arbitration demand on GLIC in relation to BCBSNE’s stated intent to recapture a block of long-term care insurance policies for which the risk was partly ceded to GLIC. In its arbitration demand, BCBSNE alleges that GLIC breached the governing reinsurance agreement by refusing to agree to transfer assets equal to the fair value of the liabilities being recaptured. BCBSNE asserts it has satisfied all its obligations under the reinsurance agreement and is seeking to recapture the ceded block of reinsurance. BCBSNE seeks damages equal to the fair value of the recaptured liabilities, plus interest and other damages, including attorneys’ fees and costs. The arbitration panel was appointed, and an organizational meeting was held on August 30, 2023. The arbitration proceeding occurred in September 2024. While we expect a decision from the arbitration panel in the coming months, we believe BCBSNE’s claims are without merit and continue to defend our position in this arbitration proceeding.
In Re MOVEit Customer Data Security Breach Litigation
Starting in June 2023, various Genworth entities (including Genworth Financial, GLIC and GLAIC) have been named as defendants in certain putative class action lawsuits in the United States District Courts for the Eastern

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
;
Casey et al. v. Genworth Life
 & Annuity Insurance Company
; and
Bailey v. Genworth Financial, Inc
. The
Kennedy
and
King
cases were subsequently withdrawn. The actions relate to the data security events involving the MOVEit file transfer system (“MOVEit Cybersecurity Incident”), which PBI Research Services (“PBI”), a third-party vendor, uses in the performance of its services. Our life insurance subsidiaries use PBI to, among other things, satisfy applicable regulatory obligations to search various databases to identify the deaths of insured persons under life insurance policies, and to identify the deaths of long-term care insurance and annuity policies which can impact premium payment obligations and benefit eligibility. Plaintiffs seek to represent various classes and subclasses of Genworth long-term care insurance policyholders and agents whose data was accessed or potentially accessed by the MOVEit Cybersecurity Incident, alleging that Genworth breached its purported duty to safeguard their sensitive data from cybercriminals. The complaints assert claims for, inter alia, negligence, negligence per se, breach of contract, unjust enrichment, and violations of various consumer protection and privacy statutes, and they seek, inter alia, declaratory and injunctive relief, compensatory and punitive damages, restitution, attorneys’ fees and costs. On October 4, 2023, the Joint Panel on Multidistrict Litigation issued an order consolidating all actions relating to the MOVEit Cybersecurity Incident before a single federal judge in the United States District Court for the District of Massachusetts. All defendants, including the Genworth entities, filed a joint motion to dismiss the complaints on July 23, 2024. Oral argument on this motion occurred on October 9, 2024. We intend to vigorously defend these actions.
Silverstein v. GLIC
On October 20, 2023, GLIC was named as the defendant in a putative class action lawsuit in the United States District Court for the Eastern District of Virginia captioned
Martin Silverstein, on behalf of himself and all others similarly situated v. Genworth Life Insurance Company
. The complaint alleges that GLIC subjected universal life insurance policyholders to impermissible increases in cost of insurance charges, thereby breaching the underlying contracts. The complaint seeks, among other things, monetary damages and reinstatement of any lapsed policies. On July 8, 2024, the parties reached an agreement in principle to settle the action for approximately $5 million, subject to Court approval. We accrued $5 million for this litigation as of June 30, 2024. The Court granted preliminary approval to the settlement on October 10, 2024, and the final approval hearing is scheduled for January 3, 2025. If the settlement is not finalized, we intend to continue to vigorously defend this action.
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
. The complaint asserts causes of action for breach of contract, violation of the California Insurance Code, unfair competition and bad faith, and it seeks, inter alia, declaratory

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and injunctive relief, compensatory damages, restitution, attorneys’ fees and costs. The action was removed to the United States District Court for the Eastern District of California on April 3, 2024. On May 8, 2024, we answered the complaint. On October 15, 2024, the court granted our motion to stay the action pending determination of an appeal in a related case. We intend to vigorously defend this action.
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
(b) Commitments
See note 6 for amounts we were committed to fund related to our investments as of September 30, 2024.
(18) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total

Balances as of July 1, 2024	$(3,042)	$730	$624	$(6)	$7	$(1,687)
OCI before reclassifications	1,656	181	(1,965)	—	3	(125)
Amounts reclassified from OCI	6	(40)	—	—	—	(34)

Current period OCI	1,662	141	(1,965)	—	3	(159)
Balances as of September 30, 2024 before noncontrolling interests	(1,380)	871	(1,341)	(6)	10	(1,846)

Less: change in OCI attributable to noncontrolling interests	25	—	—	—	—	25

Balances as of September 30, 2024	$(1,405)	$871	$(1,341)	$(6)	$10	$(1,871)

(1)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total

Balances as of July 1, 2023	$(3,056)	$1,154	$(964)	$(9)	$14	$(2,861)
OCI before reclassifications	(1,741)	(390)	2,790	3	(5)	657
Amounts reclassified from OCI	9	(37)	—	—	2	(26)

Current period OCI	(1,732)	(427)	2,790	3	(3)	631
Balances as of September 30, 2023 before noncontrolling interests	(4,788)	727	1,826	(6)	11	(2,230)

Less: change in OCI attributable to noncontrolling interests	(10)	—	—	—	—	(10)

Balances as of September 30, 2023	$(4,778)	$727	$1,826	$(6)	$11	$(2,220)

(1)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total

Balances as of January 1, 2024	$(2,130)	$1,010	$(1,439)	$(8)	$12	$(2,555)
OCI before reclassifications	711	(29)	98	2	(2)	780
Amounts reclassified from OCI	38	(110)	—	—	—	(72)

Current period OCI	749	(139)	98	2	(2)	708
Balances as of September 30, 2024 before noncontrolling interests	(1,381)	871	(1,341)	(6)	10	(1,847)

Less: change in OCI attributable to noncontrolling interests	24	—	—	—	—	24

Balances as of September 30, 2024	$(1,405)	$871	$(1,341)	$(6)	$10	$(1,871)

(1)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total

Balances as of January 1, 2023	$(3,407)	$1,200	$(403)	$(10)	$6	$(2,614)
OCI before reclassifications	(1,419)	(359)	2,229	4	3	458
Amounts reclassified from OCI	45	(114)	—	—	2	(67)

Current period OCI	(1,374)	(473)	2,229	4	5	391
Balances as of September 30, 2023 before noncontrolling interests	(4,781)	727	1,826	(6)	11	(2,223)

Less: change in OCI attributable to noncontrolling interests	(3)	—	—	—	—	(3)

Balances as of September 30, 2023	$(4,778)	$727	$1,826	$(6)	$11	$(2,220)

(1)	See note 5 for additional information.
As of September 30, 2024 and 2023, the balances of the change in the discount rate used to measure future policy benefits were net of taxes of $364 million and $(496) million, respectively, and the balances of the change in instrument-specific credit risk of MRBs were net of taxes of $2 million. The foreign currency translation and other adjustments balances in the charts above included $30 million and $34 million, respectively, net of taxes of $(8) million and $(9) million, respectively, related to postretirement benefit obligations as of September 30, 2024 and 2023. The balance also included taxes of $2 million related to foreign currency translation adjustments as of September 30, 2023.
The following table shows reclassifications from accumulated other comprehensive income (loss), net of taxes, for the periods presented:

					Affected line item in the condensed consolidated statements of income
	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2024	2023	2024	2023
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments	$7	$11	$48	$57	Net investment (gains) losses
Income taxes	(1)	(2)	(10)	(12)	Provision for income taxes

Total	$6	$9	$38	$45

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(55)	$(56)	$(160)	$(165)	Net investment income
Interest rate swaps hedging assets	(6)	—	(11)	(8)	Net investment (gains) losses
Interest rate swaps hedging liabilities	—	1	2	2	Interest expense
Interest rate swaps hedging liabilities	—	—	—	(1)	Net investment (gains) losses
Foreign currency swaps	—	—	—	(2)	Net investment (gains) losses
Income taxes	21	18	59	60	Provision for income taxes

Total	$(40)	$(37)	$(110)	$(114)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to potential dividends or share repurchases; future return of capital by Enact Holdings, Inc. (“Enact Holdings”), including share repurchases, and quarterly and special dividends; the cumulative economic benefit of approved and future rate actions contemplated in our long-term care insurance multi-year in-force rate action plan; the timing of any future CareScout insurance offering; future financial performance, including the expectation that adverse quarterly variances between actual and expected experience could persist resulting in future remeasurement losses in our long-term care insurance business; future financial condition of our businesses; liquidity and new lines of business or new insurance and other products and services, such as those we are pursuing with our CareScout business (“CareScout”); as well as statements we make regarding the potential occurrence of a recession.

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

•

inaccuracies or changes in estimates, assumptions, methodologies, valuations, projections and/or models, which result in inadequate reserves or other adverse results (including as a result of any changes in connection with quarterly, annual or other reviews, including reviews we expect to complete in the fourth quarter of 2024);

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

•

changes in economic, market and political conditions including as a result of elevated inflation, labor shortages and elevated interest rates, which could heighten the risk of a future recession; unanticipated financial events, which could lead to market-wide liquidity problems and other significant market disruption resulting in losses, defaults or credit rating downgrades of other financial institutions; deterioration in economic conditions, a recession or a decline in home prices, all of which could be driven by many potential factors; political and economic instability or changes in government policies, including U.S. federal tax laws or rates, and at regulatory agencies as a result of any change in administration due to the 2024 U.S. presidential election; and fluctuations in international securities markets;

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

In addition to our three reportable segments, we also have Corporate and Other, which includes debt financing expenses that are incurred at the Genworth Holdings, Inc. (“Genworth Holdings”) level, unallocated corporate income and expenses, and eliminations of inter-segment transactions. Corporate and Other also includes the results of other businesses that are not individually reportable, such as CareScout start-up results and certain international businesses.

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

Strategic Update

Creating shareholder value

We continue to create shareholder value through Enact’s growing market value and capital returns. Enact Holdings provided $81 million of capital returns to Genworth Holdings in the third quarter of 2024. Based on Genworth Financial’s ownership of approximately 81% of Enact Holdings, we expect to receive capital returns from Enact Holdings at the higher end of our previously anticipated range of $245 million to $285 million for the full year 2024. The final amount and form of capital returns will ultimately depend on business performance, market conditions and regulatory approvals. We believe capital returns from Enact will continue to benefit our shareholders by funding our strategic initiatives, including new CareScout products and services, as well as share repurchases and opportunistic debt reduction. Since the initial authorization of Genworth Financial’s share repurchase program in May 2022 and through October 2024, we have repurchased $503 million worth of shares of Genworth Financial’s common stock. For additional information on our share repurchase program, see “—Liquidity and Capital Resources.”

Legacy businesses

We continue to make progress on our strategic priority to maintain self-sustaining, customer-centric legacy U.S. life insurance companies, including our long-term care insurance, life insurance and annuity businesses. Our long-term care insurance multi-year in-force rate action plan continues to be our most effective tool in supporting this strategic priority. We achieved an estimated cumulative economic benefit of approximately $30 billion, on a net present value basis, of approved rate actions since 2012 through the third quarter of 2024. As we manage our legacy life insurance subsidiaries on a standalone basis, these entities will continue to rely on their statutory capital, significant reserves, prudent management of the in-force blocks and long-term care insurance in-force rate actions to satisfy policyholder obligations. For additional information regarding our in-force rate actions, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment” and “—Long-Term Care Insurance segment.”

CareScout growth initiatives

We plan to drive future growth through CareScout with innovative, consumer-focused aging care services and funding solutions. Through October 2024, we continued to expand our network of long-term care providers (“CareScout Quality Network”) to 49 states and 422 high-quality, person-centered home care providers who undergo a rigorous credentialing process. Substantially all of these providers have agreed to hourly rates below the median cost of care in their respective zip codes (as determined by Genworth’s Cost of Care Survey conducted in 2023), with many agreeing to 20% discounts off their standard rates. We plan to add assisted living communities in large metropolitan areas in 2025, as well as other types of care providers to the network over time. While our initial focus has been with our long-term care insurance policyholders, we believe that over time and with national coverage of the CareScout Quality Network, we can expand the scope of our CareScout services business to additional consumer markets. In addition to the benefits to consumers, the discounts available through the network are expected to potentially further mitigate risk in our legacy long-term care insurance block by reducing claims costs. We aim to prudently scale and diversify our CareScout services business and expect to contribute approximately $35 million of capital to our CareScout services business for the full year 2024.

We are also working to build the foundation necessary to re-enter the long-term care insurance market through our CareScout insurance business. Initially, we are engaging with regulators on an individual product with capped coverage limits and conservative assumptions designed to reduce the need for future premium increases. The new product would also include access to the CareScout Quality Network, which provides significant discounts on care costs to help policyholders optimize their claim dollars. We plan to continue innovating on future products to give families more options to plan for the increasing costs of care.

We will continue to strive to maintain a disciplined approach in our capital allocation strategy, balancing investments in CareScout growth initiatives with returning value to shareholders.

Financial Strength and Credit Ratings

•	On October 9, 2024, Moody’s Investors Service, Inc. (“Moody’s”) affirmed the credit rating of “Ba1” of Genworth Holdings’ senior unsecured debt and changed the outlook to positive from stable.

•	On August 28, 2024, A.M. Best Company, Inc. (“A.M. Best”) upgraded the credit rating of Genworth Financial and Genworth Holdings to “bb-” from “b+” with an outlook of stable.

•

On August 28, 2024, A.M. Best affirmed the financial strength rating of “C++” of Genworth Life Insurance Company and Genworth Life Insurance Company of New York, each with an outlook of stable, and affirmed the financial strength rating of “B-” of Genworth Life and Annuity Insurance Company and revised the outlook to stable from negative.

•	On August 23, 2024, A.M. Best affirmed the financial strength rating of “A-” of Enact Mortgage Insurance Corporation (“EMICO”) with an outlook of stable.

•	On April 12, 2024, Fitch Ratings, Inc. affirmed the financial strength rating of “A-” of EMICO and changed the outlook to positive from stable.

•	On March 27, 2024, Moody’s affirmed the financial strength rating of “A3” of EMICO and changed the outlook to positive from stable.

There were no other changes in the financial strength ratings of our principal insurance subsidiaries or the credit ratings of Genworth Financial and Genworth Holdings subsequent to February 29, 2024, the date we filed our 2023 Annual Report on Form 10-K. For additional information regarding the financial strength ratings of Genworth Financial’s insurance subsidiaries and the credit ratings of Genworth Financial and Genworth Holdings, including their importance to our business, see “Item 1—Ratings” in our 2023 Annual Report on Form 10-K.

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

•

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents third party ownership interests in income of Enact Holdings, a consolidated subsidiary of Genworth Financial.

Consolidated Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$874	$915	$(41)	(4)%
Net investment income	777	801	(24)	(3)%
Net investment gains (losses)	66	(43)	109	NM (1)
Policy fees and other income	163	158	5	3%

Total revenues	1,880	1,831	49	3%

Benefits and expenses:
Benefits and other changes in policy reserves	1,213	1,199	14	1%
Liability remeasurement (gains) losses	34	116	(82)	(71)%
Changes in fair value of market risk benefits and associated hedges	21	(24)	45	188%
Interest credited	102	127	(25)	(20)%
Acquisition and operating expenses, net of deferrals	259	228	31	14%
Amortization of deferred acquisition costs and intangibles	62	65	(3)	(5)%
Interest expense	28	30	(2)	(7)%

Total benefits and expenses	1,719	1,741	(22)	(1)%

Income from continuing operations before income taxes	161	90	71	79%
Provision for income taxes	40	30	10	33%

Income from continuing operations	121	60	61	102%
Loss from discontinued operations, net of taxes	(3)	—	(3)	NM (1)

Net income	118	60	58	97%
Less: net income attributable to noncontrolling interests	33	31	2	6%

Net income available to Genworth Financial, Inc.’s common stockholders	$85	$29	$56	193%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table sets forth the consolidated results of operations for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$2,604	$2,732	$(128)	(5)%
Net investment income	2,367	2,373	(6)	—%
Net investment gains (losses)	54	(15)	69	NM (1)
Policy fees and other income	488	487	1	—%

Total revenues	5,513	5,577	(64)	(1)%

Benefits and expenses:
Benefits and other changes in policy reserves	3,567	3,550	17	—%
Liability remeasurement (gains) losses	65	171	(106)	(62)%
Changes in fair value of market risk benefits and associated hedges	(10)	(26)	16	62%
Interest credited	352	379	(27)	(7)%
Acquisition and operating expenses, net of deferrals	724	694	30	4%
Amortization of deferred acquisition costs and intangibles	187	201	(14)	(7)%
Interest expense	88	88	—	—%

Total benefits and expenses	4,973	5,057	(84)	(2)%

Income from continuing operations before income taxes	540	520	20	4%
Provision for income taxes	138	140	(2)	(1)%

Income from continuing operations	402	380	22	6%
Income (loss) from discontinued operations, net of taxes	(5)	2	(7)	NM (1)

Net income	397	382	15	4%
Less: net income attributable to noncontrolling interests	97	94	3	3%

Net income available to Genworth Financial, Inc.’s common stockholders	$300	$288	$12	4%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

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

The following table presents a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2024	2023	2024	2023
Net income available to Genworth Financial, Inc.’s common stockholders	$85	$29	$300	$288
Add: net income attributable to noncontrolling interests	33	31	97	94

Net income	118	60	397	382
Less: income (loss) from discontinued operations, net of taxes	(3)	—	(5)	2

Income from continuing operations	121	60	402	380
Less: net income from continuing operations attributable to noncontrolling interests	33	31	97	94

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	88	29	305	286
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net(1)	(66)	43	(56)	13
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges(2)	17	(26)	(19)	(35)
(Gains) losses on early extinguishment of debt, net(3)	(2)	—	4	(1)
Expenses related to restructuring	—	—	11	4
Taxes on adjustments	11	(4)	13	4

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$48	$42	$258	$271

(1)	Net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $2 million for both the nine months ended September 30, 2024 and 2023.
(2)

Changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(4) million and $(2) million for the three months ended September 30, 2024 and 2023, respectively, and $(9) million for both the nine months ended September 30, 2024 and 2023.

(3)	(Gains) losses on early extinguishment of debt were net of the portion attributable to noncontrolling interests of $2 million for the nine months ended September 30, 2024.

There were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

Earnings per share

The following table provides basic and diluted earnings per common share for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change			Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2024	2023	2024 vs. 2023			2024	2023	2024 vs. 2023
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.20	$0.06	$0.14	NM	(1)	$0.70	$0.60	$0.10	17%

Diluted	$0.20	$0.06	$0.14	NM	(1)	$0.69	$0.59	$0.10	17%

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.20	$0.06	$0.14	NM	(1)	$0.69	$0.61	$0.08	13%

Diluted	$0.19	$0.06	$0.13	NM	(1)	$0.68	$0.60	$0.08	13%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.11	$0.09	$0.02	22%		$0.59	$0.57	$0.02	4%

Diluted	$0.11	$0.09	$0.02	22%		$0.58	$0.56	$0.02	4%

Weighted-average common shares outstanding:
Basic	430.8	460.5				436.7	475.3

Diluted	435.8	466.0				442.3	481.4

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including performance stock units, restricted stock units and other equity-based awards.

The following table presents a summary of adjusted operating income (loss) for our segments and Corporate and Other for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$148	$134	$14	10%	$448	$423	$25	6%
Long-Term Care Insurance segment	(46)	(71)	25	35%	(72)	(91)	19	21%
Life and Annuities segment:
Life insurance	(40)	(25)	(15)	(60)%	(96)	(69)	(27)	(39)%
Fixed annuities	6	17	(11)	(65)%	29	41	(12)	(29)%
Variable annuities	7	5	2	40%	24	23	1	4%

Life and Annuities segment	(27)	(3)	(24)	NM (1)	(43)	(5)	(38)	NM (1)

Corporate and Other	(27)	(18)	(9)	(50)%	(75)	(56)	(19)	(34)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$48	$42	$6	14%	$258	$271	$(13)	(5)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

•	Net income for the three months ended September 30, 2024 and 2023 was $85 million and $29 million, respectively, and adjusted operating income was $48 million and $42 million, respectively.

•	Enact segment

•	Adjusted operating income increased primarily attributable to higher net investment income and premiums, as well as a higher reserve release in the current year.

•	Long-Term Care Insurance segment

•

The adjusted operating loss decreased primarily driven by favorable cash flow assumption updates largely related to higher approval amounts on our in-force rate action plan and from less adverse actual versus expected experience, partially offset by lower renewal premiums in the current year.

•	Life and Annuities segment

•	Life insurance:

•

The adjusted operating loss increased primarily due to unfavorable mortality in our universal and term universal life insurance products. This was partially offset by higher liability remeasurement losses in the prior year largely related to a voluntary recapture of previously ceded reinsurance.

•	Fixed annuities:

•	Adjusted operating income decreased primarily driven by unfavorable mortality compared to the prior year and lower net spread income in the current year largely driven by block runoff.

•	Corporate and Other

•	The adjusted operating loss increased primarily from higher expenses related to CareScout growth initiatives in the current year.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

•	Net income for the nine months ended September 30, 2024 and 2023 was $300 million and $288 million, respectively, and adjusted operating income was $258 million and $271 million, respectively.

•	Enact segment

•	Adjusted operating income increased primarily attributable to higher net investment income and premiums, partially offset by higher new delinquencies in the current year.

•	Long-Term Care Insurance segment

•

The adjusted operating loss decreased primarily driven by favorable cash flow assumption updates related to approval amounts and implementation timing of our in-force rate action plan, net insurance recoveries of $22 million, higher limited partnership income and higher policy terminations, partially offset by lower renewal premiums in the current year.

•	Life and Annuities segment

•	Life insurance:

•

The adjusted operating loss increased primarily driven by unfavorable mortality experience and lower premiums from the runoff of our in-force blocks. These adverse developments were partially offset by higher remeasurement losses in the prior year largely related to a voluntary recapture of previously ceded reinsurance.

•	Fixed annuities:

•	Adjusted operating income decreased mainly from lower net spreads primarily related to block runoff.

•	Corporate and Other

•

The adjusted operating loss increased primarily from higher expenses related to CareScout growth initiatives, partially offset by higher net investment income and a higher benefit for income taxes in the current year.

Significant Developments and Strategic Highlights

Enact segment

•

Mortgage insurance portfolio. Enact’s primary persistency rate of 83% continued to offset the decline in new insurance written, contributing to insurance in-force growth in the third quarter of 2024. New insurance written decreased 6% in the third quarter of 2024 compared to the third quarter of 2023.

•

Loss performance. Enact recorded a pre-tax reserve release of $65 million during the third quarter of 2024 primarily driven by favorable cure performance on 2023 and prior delinquencies compared to a pre-tax reserve release of $55 million in the third quarter of 2023.

•

PMIERs compliance. Enact’s PMIERs sufficiency ratio was 173% or $2,190 million above the PMIERs requirements as of September 30, 2024. On August 21, 2024, the government-sponsored enterprises (“GSEs”) and the Federal Housing Finance Agency (“FHFA”) released updated PMIERs requirements, which will be phased in between March 31, 2025 and September 30, 2026. The updated standards differentiate between bonds held as available assets under PMIERs based on credit quality and liquidity. The updates also establish limits for assets backed by residential mortgages or commercial real estate to mitigate the impact if such assets lose value during periods of housing stress. Enact expects to hold capital sufficiency well in excess of these requirements and does not expect the impact of these updates to be material to its sufficiency.

•	Capital returns. Genworth Holdings received $81 million of capital returns from Enact Holdings during the third quarter of 2024.

Long-Term Care Insurance segment

•

In-force rate actions. We estimate that the cumulative economic benefit of approved rate actions in our long-term care insurance multi-year in-force rate action plan since 2012 through the third quarter of 2024 was approximately $30 billion, on a net present value basis.

•

Claims. We expect higher paid claims in our long-term care insurance business as our blocks age, with peak claim years over a decade away. Paid claims on newer products continue to increase as policyholders approach peak claim age, while claims on our oldest products decline as those policyholders, on average, are past peak claim age. We also expect overall claim costs to continue to increase as the approximately 612,000 insured individuals in our two largest blocks, Choice I and Choice II, with average attained ages of 77 and 74, respectively, reach their peak claim years, at approximately age 85.

Capital of U.S. life insurance subsidiaries

•

As of September 30, 2024 and December 31, 2023, the consolidated company action level risk-based capital ratio of our U.S. domiciled life insurance subsidiaries was approximately 317% and 303%, respectively. The increase was primarily attributable to statutory earnings in our long-term care insurance business primarily driven by premium increases and benefit reductions from in-force rate actions and legal settlements. The increase was also attributable to statutory earnings in our variable annuity products, including a benefit from the impact of interest rate and equity market performance.

Genworth Financial share repurchase program

•	Genworth Financial executed $135 million of share repurchases during the nine months ended September 30, 2024.

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

Macroeconomic environment

While the U.S. economy continued to show positive signs during the third quarter of 2024, it faces lingering uncertainty due to inflationary pressure, the geopolitical environment and macroeconomic concerns. Mortgage origination activity has increased modestly in 2024 but remains relatively slow due to elevated mortgage rates and sustained low housing supply. Over the past few years, housing affordability has deteriorated as elevated mortgage rates and home price appreciation outpaced median family income, according to the National Association of Realtors Housing Affordability Index. National home prices continued to rise in 2024, according to the FHFA Monthly Purchase-Only House Price Index.

The unemployment rate remained flat at 4.1% in September 2024 compared to June 2024. As of September 30, 2024, the number of unemployed Americans was approximately 6.8 million, and the number of long term unemployed over 26 weeks was approximately 1.6 million.

Forbearance and loss mitigation programs

Borrowers’ ability to utilize extended forbearance timelines permitted through the Coronavirus Aid Relief and Economic Security Act and the GSEs’ coronavirus pandemic (“COVID-19”) servicing-related policies ended in 2023. Borrowers that meet general hardship and program guidelines continue to have access to standard forbearance policies as a loss mitigation option. In addition, in March 2023, the GSEs announced new loss mitigation programs that allow six-month payment deferrals for borrowers facing financial hardship.

Although it is difficult to predict the future level of reported forbearance and how many of the loans in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer reported forbearances have generally declined. As of September 30, 2024, approximately 1% or 9,987 of Enact’s active primary policies were reported in a forbearance plan, of which approximately 28% were reported as delinquent. Approximately 9% of Enact’s primary new delinquencies in the third quarter of 2024 were subject to a forbearance plan compared to 12% in the third quarter of 2023.

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

On October 24, 2022, the FHFA announced its validation and approval of certain credit score models for anticipated use by the GSEs and proposed changing the required number of credit reports provided by lenders from all three nationwide consumer reporting agencies to only two. The validation of the new credit scores is currently expected to require lenders to deliver both credit scores for each loan sold to the GSEs. In February 2024, the FHFA announced that it is targeting the fourth quarter of 2025 for implementation, which will require system and process updates.

On August 21, 2024, the GSEs and the FHFA released updated PMIERs requirements, which will be phased in between March 31, 2025 and September 30, 2026. The updated standards differentiate between bonds held as available assets under PMIERs based on credit quality and liquidity. The updates also establish limits for assets backed by residential mortgages or commercial real estate to mitigate the impact if such assets lose value during periods of housing stress. Enact expects to hold capital sufficiency well in excess of these requirements and does not expect the impact of these updates to be material to its sufficiency. The ultimate impact of the PMIERs changes will be influenced by investment portfolio maturities, dispositions, reinvestments, and overall business and economic performance between now and the phase-in dates.

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

Mortgage insurance portfolio

New insurance written of $13.6 billion in the third quarter of 2024 decreased 6% compared to the third quarter of 2023 primarily driven by Enact’s lower estimated market share. Enact’s primary persistency rate was 83% during the third quarter of 2024 compared to 84% in the third quarter of 2023. Elevated persistency, driven by a large percentage of Enact’s in-force policies with mortgage rates below current rates, continued to offset lower new insurance written, leading to an increase in primary insurance in-force of $1.9 billion as compared to June 30, 2024.

Net earned premiums increased in the third quarter of 2024 compared to the third quarter of 2023 primarily driven by insurance in-force growth and higher assumed premiums, mostly consisting of Enact Re Ltd.’s (“Enact Re”) GSE credit risk transfer participation, partially offset by higher ceded premiums.

Loss experience

Enact’s loss ratio for the three months ended September 30, 2024 and 2023 was 5% and 7%, respectively. Enact released reserves of $65 million during the third quarter of 2024 primarily related to favorable cure performance on 2023 and prior delinquencies. Enact recorded a favorable reserve adjustment of $55 million during the third quarter of 2023 primarily related to favorable cure performance on delinquencies from 2022 and earlier, including those related to COVID-19.

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

New primary delinquencies in the third quarter of 2024 increased compared to the third quarter of 2023 primarily due to the aging of large, newer books of business. New primary delinquencies of 12,964 contributed $75 million of loss expense in the third quarter of 2024, while Enact incurred $72 million of losses from 11,107 new primary delinquencies in the third quarter of 2023. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions.

Capital requirements

As of September 30, 2024, EMICO’s risk-to-capital ratio under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was approximately 10.4:1, compared with a risk-to-capital ratio of 10.8:1 and 11.6:1 as of June 30, 2024 and December 31, 2023, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.

Under PMIERs, Enact is subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. As of September 30, 2024, Enact had estimated available assets of $5,194 million against $3,004 million net required assets under PMIERs compared to available assets of $5,024 million against $2,967 million net required assets as of June 30, 2024. The sufficiency ratio as of September 30, 2024 was 173% or $2,190 million above the PMIERs requirements, compared to 169% or $2,057 million above the PMIERs requirements as of June 30, 2024. Enact’s third-party reinsurance transactions provided an aggregate of approximately $1,807 million and $1,756 million of PMIERs capital credit as of September 30, 2024 and June 30, 2024, respectively. Enact’s PMIERs required assets as of September 30, 2024 and June 30, 2024 also benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans as defined under PMIERs. The application of the 0.30 multiplier to all eligible delinquencies provided $28 million and $31 million, respectively, of benefit to Enact’s September 30, 2024 and June 30, 2024 PMIERs required assets. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier. Per guidance released by the GSEs in the third quarter of 2024, use of the multiplier will be discontinued effective March 31, 2025.

Capital returns

In March 2024, EMICO completed a distribution to Enact Holdings that supports its ability to pay a quarterly dividend. Future dividend payments are subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial. In addition to Enact’s quarterly dividend program, Enact Holdings announced approval by its board of directors on May 1, 2024 of a share repurchase program which allows for the repurchase of up to $250 million of its common stock. Genworth Holdings has agreed to participate in share repurchases in order to maintain its overall ownership at approximately its current level. As the majority shareholder, Genworth Holdings received $81 million of capital returns from Enact Holdings during the third quarter of 2024 comprised of $23 million of quarterly dividends and $58 million of share repurchases.

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

Segment results of operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$249	$243	$6	2%
Net investment income	62	55	7	13%
Net investment gains (losses)	(1)	—	(1)	NM (1)
Policy fees and other income	—	1	(1)	(100)%

Total revenues	310	299	11	4%

Benefits and expenses:
Benefits and other changes in policy reserves	12	18	(6)	(33)%
Acquisition and operating expenses, net of deferrals	53	52	1	2%
Amortization of deferred acquisition costs and intangibles	3	3	—	—%
Interest expense	13	13	—	—%

Total benefits and expenses	81	86	(5)	(6)%

Income from continuing operations before income taxes	229	213	16	8%
Provision for income taxes	49	48	1	2%

Income from continuing operations	180	165	15	9%
Less: net income attributable to noncontrolling interests	33	31	2	6%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	147	134	13	10%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses	1	—	1	NM (1)
Taxes on adjustments	—	—	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$148	$134	$14	10%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income increased primarily attributable to higher net investment income and premiums, as well as a higher reserve release in the current year.

Revenues

Premiums increased mainly driven by insurance in-force growth and higher assumed premiums, mostly consisting of Enact Re’s GSE credit risk transfer participation, partially offset by higher ceded premiums in the current year.

Net investment income increased primarily from higher investment yields and higher average invested assets in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased largely from a higher reserve release, partially offset by higher new delinquencies in the current year. Enact released reserves of $65 million during the third quarter of 2024 primarily related to favorable cure performance on 2023 and prior delinquencies. Enact recorded a reserve release of $55 million during the third quarter of 2023 primarily related to favorable cure performance on delinquencies from prior years, including those related to COVID-19. A portion of the reserve release in the third quarter of 2023 was related to delinquencies from 2022 that had not been negatively impacted by uncertainty in the economic environment to the extent originally expected.

Provision for income taxes. The effective tax rate was 21.3% and 23.0% for the three months ended September 30, 2024 and 2023, respectively, generally consistent with the U.S. corporate federal income tax rate.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$734	$717	$17	2%
Net investment income	178	151	27	18%
Net investment gains (losses)	(15)	(13)	(2)	(15)%
Policy fees and other income	3	2	1	50%

Total revenues	900	857	43	5%

Benefits and expenses:
Benefits and other changes in policy reserves	15	3	12	NM (1)
Acquisition and operating expenses, net of deferrals	169	156	13	8%
Amortization of deferred acquisition costs and intangibles	7	8	(1)	(13)%
Interest expense	39	39	—	—%

Total benefits and expenses	230	206	24	12%

Income from continuing operations before income taxes	670	651	19	3%
Provision for income taxes	145	143	2	1%

Income from continuing operations	525	508	17	3%
Less: net income attributable to noncontrolling interests	97	94	3	3%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	428	414	14	3%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net(2)	13	11	2	18%
(Gains) losses on early extinguishment of debt, net(3)	9	—	9	NM (1)
Expenses related to restructuring	3	—	3	NM (1)
Taxes on adjustments	(5)	(2)	(3)	(150)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$448	$423	$25	6%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For both the nine months ended September 30, 2024 and 2023, net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $2 million.
(3)	(Gains) losses on early extinguishment of debt were net of the portion attributable to noncontrolling interests of $2 million for the nine months ended September 30, 2024.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income increased primarily attributable to higher net investment income and premiums, partially offset by higher new delinquencies in the current year.

Revenues

Premiums increased mainly driven by insurance in-force growth and higher assumed premiums, mostly consisting of Enact Re’s GSE credit risk transfer participation, partially offset by higher ceded premiums in the current year.

Net investment income increased primarily from higher investment yields and higher average invested assets in the current year.

Benefits and expenses

Benefits and other changes in policy reserves increased largely from higher new delinquencies, partially offset by higher favorable reserve adjustments in the current year. Enact released reserves of $196 million in the current year primarily related to favorable cure performance on 2023 and prior delinquencies. As part of the reserve adjustments, Enact decreased its claim rate assumptions largely as a result of sustained favorable cure performance and lessening uncertainty in the economic environment, impacting both current and prior year delinquencies. In the prior year, Enact recorded reserve releases of $188 million primarily related to favorable cure performance on delinquencies from prior years, including those related to COVID-19.

Acquisition and operating expenses, net of deferrals, increased primarily due to an $11 million loss on the early redemption of Enact Holdings’ senior notes due in 2025 (“2025 Notes”) in the current year.

Provision for income taxes. The effective tax rate was 21.6% and 22.0% for the nine months ended September 30, 2024 and 2023, respectively, generally consistent with the U.S. corporate federal income tax rate.

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

The following tables set forth selected operating performance measures regarding Enact as of and for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Primary insurance in-force	$268,003	$262,014	$5,989	2%
Risk in-force:
Primary	$69,611	$67,056	$2,555	4%
Pool	60	70	(10)	(14)%

Total risk in-force	$69,671	$67,126	$2,545	4%

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
New insurance written	$13,591	$14,391	$(800)	(6)%	$37,736	$42,628	$(4,892)	(11)%

Primary insurance in-force and risk in-force

Primary insurance in-force increased mainly from new insurance written. In addition, primary persistency remained elevated largely driven by suppressed refinancing activity in the current year due to a large percentage of in-force policies with mortgage rates below current rates. The primary persistency rate was 83% and 84% for the nine months ended September 30, 2024 and 2023, respectively. Total risk in-force increased primarily as a result of higher primary insurance in-force.

New insurance written

Changes in new insurance written are primarily impacted by the size of the mortgage insurance market and Enact’s market share.

Loss and expense ratios

The following table sets forth the loss and expense ratios for Enact for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Loss ratio	5%	7%	(2)%	2%	—%	2%
Expense ratio	22%	23%	(1)%	24%	23%	1%

The loss ratio is the ratio of benefits and other changes in policy reserves to net earned premiums. The expense ratio is the ratio of general expenses to net earned premiums. Enact’s general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.

The loss ratio decreased for the three months ended September 30, 2024 largely from a higher reserve release, partially offset by higher new delinquencies in the current year. The loss ratio increased for the nine months ended September 30, 2024 primarily due to higher new delinquencies, partially offset by higher favorable reserve adjustments in the current year.

The expense ratio decreased for the three months ended September 30, 2024 primarily due to higher net earned premiums in the current year. The expense ratio increased for the nine months ended September 30, 2024 as a result of the $11 million loss on the early redemption of Enact Holdings’ 2025 Notes, which increased the expense ratio by two percentage points.

Mortgage insurance loan portfolio

The following table sets forth selected financial information regarding Enact’s loan portfolio as of September 30:

(Amounts in millions)	2024	2023
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$49,363	$44,071
90.01% to 95.00%	111,992	109,019
85.01% to 90.00%	79,628	77,121
85.00% and below	27,020	31,803

Total	$268,003	$262,014

Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$14,141	$12,595
90.01% to 95.00%	32,579	31,696
85.01% to 90.00%	19,649	18,945
85.00% and below	3,242	3,820

Total	$69,611	$67,056

Primary insurance in-force by FICO(1) score at origination:
Over 760	$114,424	$109,701
740-759	43,793	42,899
720-739	37,671	36,889
700-719	29,910	29,818
680-699	21,557	21,993
660-679(2)	11,391	11,351
640-659	6,179	6,166
620-639	2,495	2,548
<620	583	649

Total	$268,003	$262,014

Primary risk in-force by FICO score at origination:
Over 760	$29,644	$28,014
740-759	11,423	11,009
720-739	9,912	9,553
700-719	7,751	7,615
680-699	5,553	5,582
660-679(2)	2,951	2,901
640-659	1,592	1,569
620-639	636	647
<620	149	166

Total	$69,611	$67,056

(1)	Fair Isaac Company.
(2)	Loans with unknown FICO scores are included in the 660-679 category.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for Enact’s loan portfolio as of the dates indicated:

	September 30, 2024	December 31, 2023	September 30, 2023
Primary insurance:
Insured loans in-force	967,501	974,516	977,832
Delinquent loans	21,027	20,432	19,241
Percentage of delinquent loans (delinquency rate)	2.17%	2.10%	1.97%

The delinquency rate increased compared to December 31, 2023 and September 30, 2023 primarily from an increase in total delinquencies mostly driven by new delinquencies exceeding cures and paid claims.

The following tables set forth primary delinquencies, direct primary case reserves and risk in-force by aged missed payment status in Enact’s loan portfolio as of the dates indicated:

	September 30, 2024
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	11,132	$102	$715	14%
4 - 11 payments	6,831	188	477	39%
12 payments or more	3,064	171	202	85%

Total	21,027	$461	$1,394	33%

	December 31, 2023
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,166	$88	$629	14%
4 - 11 payments	6,934	205	469	44%
12 payments or more	3,332	184	200	92%

Total	20,432	$477	$1,298	37%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, incurred but not reported (“IBNR”) and reinsurance reserves.

Reserves as a percentage of risk in-force as of September 30, 2024 decreased compared to December 31, 2023 as Enact has experienced cures among long-term delinquencies with higher reserves and has reduced the expected claim rate on new delinquencies.

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

	% of primary risk in-force as of September 30, 2024	% of direct primary case reserves as of September 30, 2024 (1)	Delinquency rate as of
			September 30, 2024	December 31, 2023	September 30, 2023
By State:
California	13%	12%	2.27%	2.22%	2.10%
Texas	9%	9%	2.64%	2.22%	2.12%
Florida (2)	8%	11%	2.49%	2.39%	2.16%
New York (2)	5%	11%	3.19%	3.05%	2.89%
Illinois (2)	4%	6%	2.67%	2.61%	2.40%
Arizona	4%	3%	2.05%	1.93%	1.74%
Michigan	4%	3%	1.90%	1.94%	1.72%
Georgia	3%	4%	2.48%	2.23%	2.14%
North Carolina	3%	2%	1.69%	1.56%	1.41%
Pennsylvania	3%	3%	2.11%	2.19%	2.05%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
(2)	Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

	% of primary risk in-force as of September 30, 2024	% of direct primary case reserves as of September 30, 2024 (1)	Delinquency rate as of
			September 30, 2024	December 31, 2023	September 30, 2023
By MSA or MD:
Phoenix, AZ MSA	3%	3%	2.10%	2.01%	1.77%
Chicago-Naperville, IL MD	3%	4%	2.95%	2.88%	2.67%
Atlanta, GA MSA	3%	3%	2.68%	2.40%	2.32%
New York, NY MD	2%	6%	3.37%	3.60%	3.62%
Houston, TX MSA	2%	3%	3.92%	2.67%	2.69%
Dallas, TX MD	2%	2%	2.29%	1.92%	1.69%
Washington-Arlington, DC MD	2%	2%	1.95%	2.01%	1.75%
Riverside-San Bernardino, CA MSA	2%	3%	2.92%	2.83%	2.71%
Los Angeles-Long Beach, CA MD	2%	2%	2.36%	2.39%	2.28%
Denver-Aurora-Lakewood, CO MSA	2%	1%	1.13%	1.12%	1.07%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

The following table sets forth the dispersion of Enact’s direct primary case reserves, primary insurance in-force and risk in-force by year of policy origination, and delinquency rate as of September 30, 2024:

(Amounts in millions)	% of direct primary case reserves (1)	Primary insurance in-force	% of total	Primary risk in-force	% of total	Delinquency rate
Policy Year
2008 and prior	12%	$5,011	2%	$1,296	2%	8.16%
2009 to 2016	7	5,933	2	1,552	2	4.30%
2017	4	4,205	2	1,114	2	4.06%
2018	5	5,037	2	1,297	2	4.23%
2019	8	11,924	4	3,113	4	3.02%
2020	15	36,958	14	10,042	14	1.92%
2021	22	60,342	22	15,710	23	1.90%
2022	18	54,878	20	13,892	20	1.99%
2023	8	47,387	18	12,271	18	1.27%
2024	1	36,328	14	9,324	13	0.27%

Total portfolio	100%	$268,003	100%	$69,611	100%	2.17%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

Loss reserves in policy years 2008 and prior are outsized compared to their representation of risk in-force. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses Enact will experience on these policy years, they have become a smaller percentage of its total mortgage insurance portfolio. The concentration of loss reserves has shifted to newer book years in line with changes in risk in-force. As of September 30, 2024, Enact’s 2017 and newer policy years represented approximately 96% of its primary risk in-force and 81% of its total direct primary case reserves.

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

Additionally, we have observed an increase in the cost of care in our long-term care insurance business, due in part to elevated inflation. Increases in cost of care have resulted in higher claim payments in our long-term care insurance business, which could have a material adverse impact on our liquidity, results of operations and financial condition if these increases persist. We will continue to monitor our experience and make changes to our assumptions and methodologies, as appropriate, for our long-term care insurance products. Even small changes in assumptions or small deviations of actual experience from assumptions could have, and in the past have had, material impacts on our reserve levels, results of operations and financial condition.

The impacts of assumption updates and actual versus expected experience will continue to drive volatility in our long-term care insurance results, particularly for our unprofitable capped cohorts. It is important to note that quarterly variations resulting from assumption updates and actual versus expected experience are typically expected to be relatively small compared to the overall size of our liability for future policy benefits of $42.4 billion, at the locked-in discount rate, for our long-term care insurance business as of September 30, 2024.

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

Annual review of cash flow assumptions

We will complete the required annual review of our cash flow assumptions, including mortality, benefit utilization, expected claim incidence and terminations, and benefit reductions related to in-force rate actions and legal settlements, among other assumptions, for our long-term care insurance products in the fourth quarter.

In connection with our 2024 cash flow assumption reviews, we are focused on short-term trends in assumptions, including benefit utilization, incidence, mortality and in-force rate actions. Our 2024 assumption review will consider trends during the pandemic years, but any proposed updates to long-term assumptions will generally exclude or adjust experience data after 2019, as we do not have sufficient information around the long-term effects of COVID-19. While our reviews are still underway and not yet complete, the long-term care insurance assumption updates are expected to result in a negative impact to our financial results, as experience has been mixed, and could be more unfavorable than in 2023. However, we expect this would be a very small percentage change compared to the overall size of our liability for future policy benefits mentioned above. For capped cohorts, these updates would be reported immediately in earnings. While our reviews are not yet complete, we currently expect that the impacts from the assumption updates in the aggregate for our long-term care insurance and life insurance and annuity products would be in a similar range as in 2023. For a discussion of our 2024 assumption reviews for our life insurance and annuity products, see “—Life and Annuities segment—Trends and conditions.”

We will also complete statutory cash flow testing for our life insurance companies in the fourth quarter. Under cash flow testing, changes impacting active life reserves are included in our margin review and only impact statutory income if the margin falls below zero. However, changes to our claim reserve assumptions are immediately reflected in statutory income. While our statutory process is not yet complete and work remains, our early assessment is that the margin for Genworth Life Insurance Company, one of our principal life insurance subsidiaries, should remain positive.

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

In addition, we have reached three legal settlements regarding alleged disclosure deficiencies in premium increases for long-term care insurance policies. These legal settlements cover approximately 70% of our long-term care insurance block and have had the effect of accelerating benefit reductions. We began implementing the third and final legal settlement during the second quarter of 2023 and expect that settlement to be materially complete by the end of 2024.

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

Segment results of operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table sets forth the results of operations relating to our Long-Term Care Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$581	$621	$(40)	(6)%
Net investment income	483	482	1	—%
Net investment gains (losses)	71	(21)	92	NM (1)

Total revenues	1,135	1,082	53	5%

Benefits and expenses:
Benefits and other changes in policy reserves	949	953	(4)	—%
Liability remeasurement (gains) losses	28	104	(76)	(73)%
Acquisition and operating expenses, net of deferrals	118	109	9	8%
Amortization of deferred acquisition costs and intangibles	17	17	—	—%

Total benefits and expenses	1,112	1,183	(71)	(6)%

Income (loss) from continuing operations before income taxes	23	(101)	124	123%
Provision (benefit) for income taxes	13	(13)	26	200%

Income (loss) from continuing operations	10	(88)	98	111%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	(71)	21	(92)	NM (1)
Taxes on adjustments	15	(4)	19	NM (1)

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(46)	$(71)	$25	35%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss decreased primarily driven by favorable cash flow assumption updates largely related to higher approval amounts on our in-force rate action plan and from less adverse actual versus expected experience, partially offset by lower renewal premiums in the current year.

Revenues

Premiums decreased primarily driven by lower renewal premiums from benefit reduction elections in connection with our in-force rate actions and legal settlements and from policy terminations in the current year.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

The liability remeasurement loss in the current year was largely due to adverse actual versus expected experience primarily driven by higher claims and lower terminations, partially offset by favorable cash flow assumption updates largely related to higher approval amounts on our in-force rate action plan. The liability remeasurement loss in the prior year was primarily due to adverse actual versus expected experience largely driven by timing impacts related to the second legal settlement, higher claims and lower terminations.

Acquisition and operating expenses, net of deferrals, increased principally from higher operating costs in the current year.

Provision (benefit) for income taxes. The tax provision in the current year was primarily attributable to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income, as well as tax expense related to pre-tax income. The tax benefit in the prior year was primarily related to the pre-tax loss, partially offset by tax expense on certain forward starting swap gains.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table sets forth the results of operations relating to our Long-Term Care Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$1,723	$1,848	$(125)	(7)%
Net investment income	1,441	1,425	16	1%
Net investment gains (losses)	87	50	37	74%

Total revenues	3,251	3,323	(72)	(2)%

Benefits and expenses:
Benefits and other changes in policy reserves	2,819	2,838	(19)	(1)%
Liability remeasurement (gains) losses	55	133	(78)	(59)%
Acquisition and operating expenses, net of deferrals	302	336	(34)	(10)%
Amortization of deferred acquisition costs and intangibles	52	53	(1)	(2)%

Total benefits and expenses	3,228	3,360	(132)	(4)%

Income (loss) from continuing operations before income taxes	23	(37)	60	162%
Provision for income taxes	27	15	12	80%

Loss from continuing operations	(4)	(52)	48	92%
Adjustments to loss from continuing operations:
Net investment (gains) losses	(87)	(50)	(37)	(74)%
Expenses related to restructuring	1	—	1	NM (1)
Taxes on adjustments	18	11	7	64%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(72)	$(91)	$19	21%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss decreased primarily driven by favorable cash flow assumption updates related to approval amounts and implementation timing of our in-force rate action plan, net insurance recoveries of $22 million, higher limited partnership income and higher policy terminations, partially offset by lower renewal premiums in the current year.

Revenues

Premiums, including from in-force rate actions approved and implemented, decreased primarily driven by lower renewal premiums from benefit reduction elections in connection with our in-force rate actions and legal settlements and from policy terminations in the current year.

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

The liability remeasurement loss in the current year was largely due to adverse actual versus expected experience primarily driven by higher claims and lower terminations, partially offset by favorable cash flow assumption updates primarily related to approval amounts and implementation timing of our in-force rate action plan. The liability remeasurement loss in the prior year was mainly attributable to adverse actual versus expected experience related to timing impacts from the second legal settlement, higher claims and lower terminations.

Acquisition and operating expenses, net of deferrals, decreased principally from $28 million of net insurance recoveries in the current year related to previously incurred legal settlement expenses, as well as a $13 million accrual for legal settlement costs in the prior year that did not recur. The decrease was partially offset by higher operating costs in the current year.

Provision for income taxes. The tax provision in the current year was primarily attributable to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income, as well as tax expense related to pre-tax income. The tax provision in the prior year was primarily attributable to tax expense on certain forward starting swap gains, partially offset by the tax benefit related to the pre-tax loss.

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

We experienced quarterly fluctuations in actual to expected experience in 2023 related to the second legal settlement, which primarily covered older, unprofitable capped cohorts, after including this settlement in our 2022 assumptions. However, the third legal settlement, for which we updated cash flow assumptions in the fourth quarter of 2023, covers profitable uncapped cohorts and had a more muted impact on current period earnings. Overall, we expect the legal settlements to result in a net favorable economic impact to our long-term care insurance business as they reduce tail risk on these long-duration liabilities.

The following table sets forth the pre-tax components of the liability remeasurement (gains) losses for the periods indicated:

	Three months ended September 30,		(Increase) decrease and percentage change		Nine months ended September 30,		(Increase) decrease and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
Cash flow assumption updates	$(63)	$(6)	$(57)	NM (1)	$(89)	$(9)	$(80)	NM (1)
Actual to expected experience	91	110	(19)	(17)%	144	142	2	1%

Total liability remeasurement (gains) losses	$28	$104	$(76)	(73)%	$55	$133	$(78)	(59)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

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

The following table sets forth filing approvals as part of our multi-year in-force rate action plan for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2024	2023	2024	2023
State filings approved	24	27	72	88
Impacted in-force premiums	$235	$150	$695	$528
Weighted-average percentage rate increase approved	53%	56%	44%	43%
Gross incremental premiums approved	$124	$83	$303	$227

During the nine months ended September 30, 2024, we also submitted 54 new filings on approximately $276 million in annualized in-force premiums. Although we expect this amount to increase in the fourth quarter, we anticipate the total in-force premiums submitted in 2024 to be lower than previous years due to past successes in achieving approvals. In some cases, we received large approvals that either materially completed the current multi-year rate action plan, which removed the need to re-file in the near-term, or resulted in multi-year implementations, which delayed the expected submission of a subsequent filing to beyond 2024.

The approval process for in-force rate actions and the amount and timing of the premium rate increases and associated benefit reductions approved vary by state and product. In certain states, the decision to approve or disapprove a rate increase can take a significant amount of time, and the approved amount may be phased in over time. After approval, insureds are provided with written notice of the increase, and increases are generally applied on the insured’s next policy anniversary date. As a result, the benefits of any rate increase are not fully realized until the implementation cycle is complete and are, therefore, expected to be realized over time.

We continue to work closely with the National Association of Insurance Commissioners and state regulators to demonstrate the broad-based need for actuarially justified rate increases in order to pay future claims. Because obtaining actuarially justified rate increases and associated benefit reductions is important to our ability to pay future claims, we will consider litigation against states that decline to approve those actuarially justified rate increases. As of September 30, 2024, we were in litigation with two states that have refused to approve actuarially justified rate increases for certain products.

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

In June 2022, we outsourced operational servicing of our life insurance and fixed annuity blocks to a third-party servicer. In connection with the outsourcing, we are converting certain administrative systems to those used by the third-party servicer over the next few years, with a targeted completion date in 2026. In October 2024, we completed the conversion of certain of our term and whole life insurance products on one legacy system.

Annual review of cash flow assumptions

We will complete the required annual review of our cash flow assumptions for our life insurance and annuity products in the fourth quarter. In connection with our 2024 cash flow assumption reviews, we are reviewing mortality, lapse rates and the potential impacts of the recent decline in interest rates. Consistent with our long-term care insurance business, our 2024 assumption review will consider trends during the pandemic years, but any proposed updates to long-term assumptions will generally exclude or adjust experience data after 2019, as we do not have sufficient information around the long-term effects of COVID-19. While our reviews are still underway and not yet complete, we currently expect these assumption updates to have a negative impact on earnings, although the impact could be less unfavorable than in 2023.

Our universal life insurance products with secondary guarantees are subject to additional reserves on a statutory basis using a regulatory prescribed reinvestment rate which is measured from July to June each year. Given the increase in rates from July 2023 to June 2024, we currently anticipate a favorable benefit from the reinvestment rate. From a statutory income perspective, we believe the favorable benefit from the reinvestment rate will help offset any potential negative impacts from the assumption updates. Our statutory reviews are still underway and not yet complete, and we plan to report the outcome of these reviews in connection with our release of our fourth quarter of 2024 financial results.

Life insurance

Results of our life insurance products are impacted primarily by mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors.

Mortality levels may deviate each period from historical trends. Overall mortality experience was unfavorable during the third quarter of 2024 compared to the second quarter of 2024 and the third quarter of 2023. We have experienced unfavorable mortality compared to our then-current and priced-for assumptions in recent years for our universal life insurance block. Reinsurance costs typically increase due to natural aging of the yearly renewable term (“YRT”) reinsured blocks. We have also received some YRT reinsurance premium increases from some of our reinsurance partners that reflect unfavorable mortality.

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

Segment results of operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table sets forth the results of operations relating to our Life and Annuities segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$42	$48	$(6)	(13)%
Net investment income	228	261	(33)	(13)%
Net investment gains (losses)	(4)	(18)	14	78%
Policy fees and other income	163	158	5	3%

Total revenues	429	449	(20)	(4)%

Benefits and expenses:
Benefits and other changes in policy reserves	253	229	24	10%
Liability remeasurement (gains) losses	6	12	(6)	(50)%
Changes in fair value of market risk benefits and associated hedges	21	(24)	45	188%
Interest credited	102	127	(25)	(20)%
Acquisition and operating expenses, net of deferrals	63	54	9	17%
Amortization of deferred acquisition costs and intangibles	41	45	(4)	(9)%

Total benefits and expenses	486	443	43	10%

Income (loss) from continuing operations before income taxes	(57)	6	(63)	NM (1)
Provision (benefit) for income taxes	(13)	1	(14)	NM (1)

Income (loss) from continuing operations	(44)	5	(49)	NM (1)
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	4	18	(14)	(78)%
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges(2)	17	(26)	43	165%
Taxes on adjustments	(4)	—	(4)	NM (1)

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(27)	$(3)	$(24)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)

For the three months ended September 30, 2024 and 2023, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(4) million and $(2) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the products included in our Life and Annuities segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$(40)	$(25)	$(15)	(60)%
Fixed annuities	6	17	(11)	(65)%
Variable annuities	7	5	2	40%

Total adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(27)	$(3)	$(24)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•

The adjusted operating loss in our life insurance products increased primarily due to unfavorable mortality in our universal and term universal life insurance products. This was partially offset by higher liability remeasurement losses in the prior year largely related to a voluntary recapture of previously ceded reinsurance.

•

Adjusted operating income in our fixed annuity products decreased primarily driven by unfavorable mortality compared to the prior year and lower net spread income in the current year largely driven by block runoff.

Revenues

Premiums. The decrease was driven by our life insurance products largely due to the continued runoff of our in-force blocks.

Net investment income

•	Our life insurance products decreased $23 million primarily from lower policy loan rates in our corporate-owned life insurance products in the current year.

•	Our fixed annuity products decreased $9 million primarily attributable to lower average invested assets in the current year driven mostly by block runoff.

Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Benefits and other changes in policy reserves. The increase was primarily from our life insurance products mainly due to unfavorable mortality in our universal and term universal life insurance products, partially offset by lower claims in our term life insurance products in the current year.

Liability remeasurement (gains) losses

•

The liability remeasurement loss in our life insurance products decreased $17 million. The prior year loss was mostly driven by higher projected benefits as compared to prior expectations largely due to a voluntary recapture of previously ceded reinsurance.

•

Our fixed annuity products had a liability remeasurement loss of $1 million in the current year compared to a gain of $10 million in the prior year. The gain in the prior year was primarily due to favorable mortality compared to expectations.

Changes in fair value of market risk benefits and associated hedges

•	Our fixed annuity products had an unfavorable variance of $26 million primarily driven by lower interest rates in the current year.

•

Our variable annuity products had an unfavorable variance of $19 million primarily attributable to interest rate impacts, partially offset by a favorable equity market impact in the current year compared to an unfavorable impact in the prior year. The increase was also partially offset by derivative gains in the current year compared to losses in the prior year.

Interest credited. The decrease was primarily driven by lower policy loan rates in our corporate-owned life insurance products in the current year.

Acquisition and operating expenses, net of deferrals. The increase was largely due to higher operating costs in our life insurance and fixed annuity products in the current year.

Provision (benefit) for income taxes. The effective tax rate was 22.7% and 16.8% for the three months ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate was primarily attributable to tax benefits from tax favored items in relation to a pre-tax loss in the current year.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table sets forth the results of operations relating to our Life and Annuities segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$139	$160	$(21)	(13)%
Net investment income	732	786	(54)	(7)%
Net investment gains (losses)	(12)	(35)	23	66%
Policy fees and other income	485	486	(1)	—%

Total revenues	1,344	1,397	(53)	(4)%

Benefits and expenses:
Benefits and other changes in policy reserves	740	715	25	3%
Liability remeasurement (gains) losses	10	38	(28)	(74)%
Changes in fair value of market risk benefits and associated hedges	(10)	(26)	16	62%
Interest credited	352	379	(27)	(7)%
Acquisition and operating expenses, net of deferrals	177	158	19	12%
Amortization of deferred acquisition costs and intangibles	125	140	(15)	(11)%

Total benefits and expenses	1,394	1,404	(10)	(1)%

Loss from continuing operations before income taxes	(50)	(7)	(43)	NM (1)
Benefit for income taxes	(12)	(3)	(9)	NM (1)

Loss from continuing operations	(38)	(4)	(34)	NM (1)
Adjustments to loss from continuing operations:
Net investment (gains) losses	12	35	(23)	(66)%
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges(2)	(19)	(35)	16	46%
Taxes on adjustments	2	(1)	3	NM (1)

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(43)	$(5)	$(38)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)

For the nine months ended September 30, 2024 and 2023, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(9) million in each period.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the products included in our Life and Annuities segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$(96)	$(69)	$(27)	(39)%
Fixed annuities	29	41	(12)	(29)%
Variable annuities	24	23	1	4%

Total adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(43)	$(5)	$(38)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•

The adjusted operating loss in our life insurance products increased primarily driven by unfavorable mortality experience and lower premiums from the runoff of our in-force blocks. These adverse developments were partially offset by higher remeasurement losses in the prior year largely related to a voluntary recapture of previously ceded reinsurance.

•	Adjusted operating income in our fixed annuity products decreased mainly from lower net spreads primarily related to block runoff.

Revenues

Premiums. The decrease was driven by our life insurance products largely due to the continued runoff of our in-force blocks.

Net investment income

•	Our fixed annuity products decreased $30 million primarily attributable to lower average invested assets in the current year driven mostly by block runoff.

•	Our life insurance products decreased $18 million largely from lower policy loan rates in our corporate-owned life insurance products in the current year.

Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance products increased $41 million primarily from unfavorable mortality in our universal and term universal life insurance products, a lower favorable change in reserves in our term life insurance products related to block runoff and from aging of the in-force block in our universal life insurance products, partially offset by lower claims in our term life insurance products in the current year.

•	Our variable annuity products decreased $9 million largely from higher reserve releases in the current year.

•	Our fixed annuity products decreased $7 million largely attributable to block runoff.

Liability remeasurement (gains) losses

•

The liability remeasurement loss in our life insurance products decreased $31 million. The prior year loss reflected higher projected benefits as compared to prior expectations largely due to a voluntary recapture of previously ceded reinsurance.

•	The liability remeasurement gain in our fixed annuity products decreased $3 million primarily driven by less favorable mortality compared to expectations in the current year.

Changes in fair value of market risk benefits and associated hedges

•	Our fixed annuity products had an unfavorable variance of $11 million primarily driven by lower interest rates in the current year.

•

Our variable annuity products had an unfavorable variance of $5 million primarily attributable to lower interest rates, partially offset by more favorable equity market impacts and lower derivative losses in the current year.

Interest credited. The decrease was primarily driven by lower policy loan rates in our corporate-owned life insurance products in the current year.

Acquisition and operating expenses, net of deferrals. The increase was primarily driven by higher operating costs in our life insurance and fixed annuity products and a $5 million legal settlement accrual in the current year.

Amortization of deferred acquisition costs and intangibles. The decrease was largely due to block runoff in our term life insurance products.

Benefit for income taxes. The effective tax rate was 23.9% and 35.6% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in the effective tax rate was primarily attributable to tax benefits from tax favored items in relation to a larger pre-tax loss in the current year.

Life and Annuities selected operating performance measures

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance products as of the dates indicated:

	September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Term and whole life insurance
Life insurance in-force, net of reinsurance	$42,072	$45,353	$(3,281)	(7)%
Life insurance in-force, before reinsurance	$247,682	$277,479	$(29,797)	(11)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$89,137	$90,820	$(1,683)	(2)%
Life insurance in-force, before reinsurance	$89,723	$91,421	$(1,698)	(2)%
Universal life insurance
Life insurance in-force, net of reinsurance	$27,677	$29,299	$(1,622)	(6)%
Life insurance in-force, before reinsurance	$31,102	$32,572	$(1,470)	(5)%

The decrease in insurance in-force in our life insurance products reflects the continued runoff of our in-force blocks.

Corporate and Other

Results of operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$2	$3	$(1)	(33)%
Net investment income	4	3	1	33%
Net investment gains (losses)	—	(4)	4	100%
Policy fees and other income	—	(1)	1	100%

Total revenues	6	1	5	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	(1)	(1)	—	—%
Acquisition and operating expenses, net of deferrals	25	13	12	92%
Amortization of deferred acquisition costs and intangibles	1	—	1	NM (1)
Interest expense	15	17	(2)	(12)%

Total benefits and expenses	40	29	11	38%

Loss from continuing operations before income taxes	(34)	(28)	(6)	(21)%
Benefit for income taxes	(9)	(6)	(3)	(50)%

Loss from continuing operations	(25)	(22)	(3)	(14)%
Adjustments to loss from continuing operations:
Net investment (gains) losses	—	4	(4)	(100)%
(Gains) losses on early extinguishment of debt	(2)	—	(2)	NM (1)

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(27)	$(18)	$(9)	(50)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss increased primarily from higher expenses related to CareScout growth initiatives in the current year.

Revenues

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased mainly due to higher expenses related to CareScout growth initiatives and higher employee-related expenses in the current year.

The benefit for income taxes in the current and prior year was primarily related to the respective pre-tax loss.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Revenues:
Premiums	$8	$7	$1	14%
Net investment income	16	11	5	45%
Net investment gains (losses)	(6)	(17)	11	65%
Policy fees and other income	—	(1)	1	100%

Total revenues	18	—	18	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	(7)	(6)	(1)	(17)%
Acquisition and operating expenses, net of deferrals	76	44	32	73%
Amortization of deferred acquisition costs and intangibles	3	—	3	NM (1)
Interest expense	49	49	—	—%

Total benefits and expenses	121	87	34	39%

Loss from continuing operations before income taxes	(103)	(87)	(16)	(18)%
Benefit for income taxes	(22)	(15)	(7)	(47)%

Loss from continuing operations	(81)	(72)	(9)	(13)%
Adjustments to loss from continuing operations:
Net investment (gains) losses	6	17	(11)	(65)%
(Gains) losses on early extinguishment of debt	(5)	(1)	(4)	NM (1)
Expenses related to restructuring	7	4	3	75%
Taxes on adjustments	(2)	(4)	2	50%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(75)	$(56)	$(19)	(34)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss increased primarily from higher expenses related to CareScout growth initiatives, partially offset by higher net investment income and a higher benefit for income taxes in the current year.

Revenues

Net investment income increased largely from higher investment yields in the current year.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased primarily from higher expenses related to CareScout growth initiatives and higher employee-related expenses in the current year. These increases were partially offset by $4 million of higher gains in the current year related to the repurchase of Genworth Holdings’ debt.

Amortization of DAC and intangibles in the current year primarily relates to amortization of software costs.

The benefit for income taxes in the current and prior year was largely related to the respective pre-tax loss. The benefit for income taxes in the prior year was partially offset by non-deductible expenses.

Investments and Derivative Instruments

Trends and conditions

Investments

During the three months ended September 30, 2024, our investment portfolio was impacted, and we believe will continue to be impacted, by the following macroeconomic trends:

•

The U.S. Federal Reserve decreased interest rates by 50 basis points at its September 2024 meeting and forecasted additional decreases for the fourth quarter of 2024 as it continues to monitor inflation and labor market conditions.

•

During the third quarter of 2024, U.S. Treasury yields decreased compared to June 30, 2024. The two-year U.S. Treasury yield ended the third quarter of 2024 lower than the ten-year U.S. Treasury yield for the first time since 2022.

•

Credit spreads tightened during the third quarter of 2024 as overall credit market performance remained strong with macroeconomic data continuing to support market optimism for a soft economic landing.

•

As of September 30, 2024, our investment portfolio exposure to Israel was immaterial and there has been no impact on our results of operations from the Israel-Hamas conflict. At this time, we do not believe there is a material risk to the valuation of our investment portfolio due to credit losses or direct write-offs that may arise as a result of the conflict.

•	As of September 30, 2024, our fixed maturity securities portfolio, which was 97% investment grade, comprised 76% of our total invested assets and cash.

Derivatives

•	As of September 30, 2024, $1.2 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”).

•

The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of September 30, 2024, we posted initial margin of $85 million to our clearing agents, which represented $43 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings.

•

As of September 30, 2024, $12.7 billion notional of our derivatives portfolio was in bilateral over-the-counter derivative transactions pursuant to which we have posted aggregate independent amounts of $518 million and are holding collateral from counterparties in the amount of $25 million.

Investment results

The following tables set forth information about investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended September 30,				Increase (decrease)
	2024		2023		2024 vs. 2023
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$557	4.5%	$559	0.1%	$(2)
Fixed maturity securities—non-taxable	—%	—	5.6%	1	(5.6)%	(1)
Equity securities	2.7%	3	1.1%	1	1.6%	2
Commercial mortgage loans	4.5%	74	4.5%	76	—%	(2)
Policy loans	6.5%	38	10.3%	58	(3.8)%	(20)
Limited partnerships(1)	4.7%	36	4.7%	31	—%	5
Other invested assets(2)	45.5%	70	48.3%	69	(2.8)%	1
Cash, cash equivalents, restricted cash and short-term investments	4.8%	24	5.3%	28	(0.5)%	(4)

Gross investment income before expenses and fees	5.0%	802	5.1%	823	(0.1)%	(21)
Expenses and fees	(0.1)%	(25)	(0.1)%	(22)	—%	(3)

Net investment income	4.9%	$777	5.0%	$801	(0.1)%	$(24)

Average invested assets and cash		$64,010		$64,622		$(612)

(1)	Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

	Nine months ended September 30,				Increase (decrease)
	2024		2023		2024 vs. 2023
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$1,682	4.5%	$1,687	0.1%	$(5)
Fixed maturity securities—non-taxable	3.8%	1	5.1%	3	(1.3)%	(2)
Equity securities	2.5%	8	2.2%	6	0.3%	2
Commercial mortgage loans	4.5%	224	4.4%	227	0.1%	(3)
Policy loans	8.9%	152	10.1%	167	(1.2)%	(15)
Limited partnerships(1)	4.1%	92	4.0%	76	0.1%	16
Other invested assets(2)	46.2%	205	50.3%	207	(4.1)%	(2)
Cash, cash equivalents, restricted cash and short-term investments	4.9%	76	4.7%	68	0.2%	8

Gross investment income before expenses and fees	5.1%	2,440	5.0%	2,441	0.1%	(1)
Expenses and fees	(0.2)%	(73)	(0.1)%	(68)	(0.1)%	(5)

Net investment income	4.9%	$2,367	4.9%	$2,373	—%	$(6)

Average invested assets and cash		$64,138		$64,695		$(557)

(1)	Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

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

For the three months ended September 30, 2024, gross annualized weighted-average investment yields decreased primarily driven by lower net investment income on lower average invested assets. Net investment income for the three months ended September 30, 2024 decreased largely from lower yields on a large block of policy loans in our corporate-owned life insurance products. For the nine months ended September 30, 2024, gross annualized weighted-average investment yields increased from lower average invested assets.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2024	2023	2024	2023
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$7	$5	$35	$26
Realized losses	(14)	(16)	(83)	(83)

Net realized gains (losses) on available-for-sale fixed maturity securities	(7)	(11)	(48)	(57)
Net realized gains (losses) on equity securities sold	—	—	—	(1)

Total net realized investment gains (losses)	(7)	(11)	(48)	(58)

Net change in allowance for credit losses on available-for-sale fixed maturity securities	—	(2)	7	(6)
Write-down of available-for-sale fixed maturity securities	—	—	—	(1)
Net unrealized gains (losses) on equity securities still held	22	(12)	66	20
Net unrealized gains (losses) on limited partnerships	55	14	46	54
Commercial mortgage loans	(8)	(1)	(11)	(3)
Derivative instruments	10	(28)	3	(17)
Other	(6)	(3)	(9)	(4)

Net investment gains (losses)	$66	$(43)	$54	$(15)

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

•

We recorded $41 million of higher net unrealized gains on limited partnerships in the current year driven by more favorable private equity market performance. We also recorded net unrealized gains on equity securities of $22 million in the current year driven by favorable equity market performance compared to net unrealized losses of $12 million in the prior year from unfavorable performance.

•

We had $10 million of net investment gains related to derivatives in the current year compared to $28 million of net investment losses in the prior year primarily attributable to gains from forward bond purchase commitments in the current year compared to losses in the prior year.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

•

We recorded $10 million of lower net realized losses related to the sale of available-for-sale fixed maturity securities in the current year. The prior year included net losses on sales related to portfolio repositioning and liquidity management, as well as reducing regional bank exposure, including a $15 million loss related to the sale of First Republic Bank U.S. corporate bonds.

•

We recorded $46 million of higher net unrealized gains on equity securities in the current year driven by more favorable equity market performance. The current year also included $8 million of lower net unrealized gains on limited partnerships driven by less favorable private equity market performance.

•

We had $3 million of net investment gains related to derivatives in the current year compared to $17 million of net investment losses in the prior year primarily attributable to lower losses from forward bond purchase commitments.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	September 30, 2024		December 31, 2023
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Available-for-sale fixed maturity securities:
Public	$32,539	52%	$32,189	51%
Private	14,803	24	14,592	24
Equity securities	458	1	396	1
Commercial mortgage loans, net	6,532	10	6,802	10
Policy loans	2,316	4	2,220	4
Limited partnerships	3,100	5	2,821	5
Other invested assets	772	1	731	1
Cash, cash equivalents and restricted cash	2,057	3	2,215	4

Total cash, cash equivalents and invested assets	$62,577	100%	$61,966	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for these line items under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity and equity securities, limited partnerships, derivatives, embedded derivatives and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of September 30, 2024, approximately 6% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	September 30, 2024		December 31, 2023
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Bank loan investments	$568	74%	$529	72%
Derivatives	150	19	131	18
Short-term investments	2	—	27	4
Other investments	52	7	44	6

Total other invested assets	$772	100%	$731	100%

Bank loan investments increased from funding of additional investments, partially offset by principal repayments. Derivatives increased largely from a decrease in current market rates compared to contracted notional interest rates, as well as favorable equity market performance in the current year. Short-term investments decreased from net maturities and sales in the current year.

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

		December 31,		Maturities/	September 30,
(Notional in millions)	Measurement	2023	Additions	terminations	2024
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,975	$331	$(480)	$8,826
Foreign currency swaps	Notional	131	13	—	144
Forward bond purchase commitments	Notional	1,075	1,528	—	2,603

Total cash flow hedges		10,181	1,872	(480)	11,573

Total derivatives designated as hedges		10,181	1,872	(480)	11,573

Derivatives not designated as hedges
Equity index options	Notional	702	443	(537)	608
Financial futures	Notional	1,251	3,514	(3,587)	1,178
Forward bond purchase commitments	Notional	500	—	—	500

Total derivatives not designated as hedges		2,453	3,957	(4,124)	2,286

Total derivatives		$12,634	$5,829	$(4,604)	$13,859

		December 31,		Maturities/	September 30,
(Number of policies)	Measurement	2023	Additions	terminations	2024
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	5,826	—	(766)	5,060
Indexed universal life embedded derivatives	Policies	749	—	(29)	720

The increase in the notional value of derivatives was primarily attributable to the addition of forward bond purchase commitments that support our long-term care insurance business and universal life insurance products, partially offset by a decrease in interest rate swaps that support our long-term care insurance business.

The number of policies with embedded derivatives decreased as these products are no longer being offered and continue to runoff.

Consolidated Balance Sheets

Total assets. Total assets decreased $57 million from $90,817 million as of December 31, 2023 to $90,760 million as of September 30, 2024.

•

Invested assets increased $769 million primarily attributable to increases of $561 million in fixed maturity securities, $279 million in limited partnerships and $96 million in policy loans, partially offset by a decrease of $270 million in commercial mortgage loans. The increase in fixed maturity securities was predominantly related to tightening credit spreads and lower interest rates increasing the fair value of our fixed maturity investment portfolio, partially offset by net sales and maturities in the current year. Limited partnerships increased largely from capital calls, and policy loans increased primarily due to loan advances outpacing payoffs in our corporate-owned life insurance products in the current year. Commercial mortgage loans decreased mostly due to payments outpacing originations.

•

Cash and cash equivalents decreased $158 million largely due to net withdrawals from our investment contracts and repurchases of Genworth Financial’s common stock, partially offset by net sales and maturities of fixed maturity securities in the current year.

•	Deferred acquisition costs decreased $157 million largely driven by amortization in our life and long-term care insurance products in the current year.

•	Reinsurance recoverable decreased $426 million primarily due to runoff of certain ceded products.

•

Deferred tax asset decreased $106 million principally from a decrease in net unrealized losses on investments and derivatives, partially offset by an increase related to insurance reserves in the current year.

•

Separate account assets (and liabilities) increased $114 million primarily due to favorable equity market performance, partially offset by surrenders, withdrawals and benefit payments in the current year.

Total liabilities. Total liabilities decreased $977 million from $82,482 million as of December 31, 2023 to $81,505 million as of September 30, 2024.

•

The liability for future policy benefits decreased $352 million primarily from the runoff of our fixed annuity and life insurance products, partially offset by an increase in our long-term care insurance products. The increase in our long-term care insurance products was largely driven by aging of the in-force block, including higher interest accretion, partially offset by benefit payments outpacing premiums collected in the current year.

•

Policyholder account balances decreased $676 million largely driven by surrenders, withdrawals and benefit payments in our fixed annuity and universal and term universal life insurance products in the current year.

Total equity. Total equity increased $920 million from $8,335 million as of December 31, 2023 to $9,255 million as of September 30, 2024.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $300 million for the nine months ended September 30, 2024.

•	Unrealized gains (losses) on investments increased equity by $725 million primarily due to tightening credit spreads and a decrease in interest rates in the current year.

•	Derivatives qualifying as hedges decreased total equity by $139 million largely due to amortization of forward starting swap gains into net investment income.

•

Treasury stock increased $136 million due to the repurchase of Genworth Financial’s common stock, at cost, including excise taxes and other costs paid in connection with acquiring the shares, resulting in a decrease to total equity in the current year.

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

The following table sets forth our unaudited condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2024	2023
Net cash from operating activities	$61	$450
Net cash from investing activities	641	913
Net cash used by financing activities	(860)	(1,170)

Net increase (decrease) in cash and cash equivalents before foreign exchange effect	$(158)	$193

Net cash inflows from operating activities were lower in the current year primarily driven by higher benefit payments, including settlement payments, and lower premiums collected in our long-term care insurance business.

Net cash inflows from investing activities were lower in the current year mainly due to lower net sales and maturities of fixed maturity securities, partially offset by lower capital calls on limited partnerships and commercial mortgage loan payments outpacing originations at a higher pace.

Net cash outflows related to financing activities were lower in the current year primarily due to lower net withdrawals from our investment contracts and lower repurchases of Genworth Financial’s common stock, partially offset by higher repurchases of Genworth Holdings’ debt and expenses associated with Enact Holdings’ early debt redemption and issuance of new debt.

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

As the majority shareholder, Genworth Holdings received $205 million of capital returns from Enact Holdings during the nine months ended September 30, 2024. Enact Holdings’ capital allocation strategy includes supporting its existing policyholders, growing its mortgage insurance business, funding attractive new business opportunities and returning capital to its shareholders. Based on Genworth Financial’s ownership of approximately 81% of Enact Holdings, we expect to receive capital returns from Enact Holdings at the higher end of our previously anticipated range of $245 million to $285 million for the full year 2024. The total amount and form of capital returns will be based on Enact Holdings’ capital allocation strategy as well as its view of the prevailing and prospective macroeconomic conditions, regulatory landscape and business performance.

On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under its existing share repurchase program that began in May 2022. Pursuant to the program, during the nine months ended September 30, 2024, Genworth Financial repurchased 21,551,602 shares of its common stock at an average price of $6.26 per share for a total of $135 million before excise taxes and other costs. Genworth Financial also authorized repurchases under its share repurchase program through a Rule 10b5-1 trading plan under which 1,401,753 shares of its common stock were repurchased in October 2024 at an average price of $6.84 per share, leaving approximately $197 million available for repurchase under the program as of October 31, 2024. Further repurchases under the program will continue to be funded from holding company capital, as well as future cash flow generation, including expected future capital returns from Enact Holdings. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.

Our future use of liquidity and capital will prioritize future strategic investments in CareScout and returning capital to Genworth Financial’s shareholders through share repurchases. In addition, we also expect to continue to repurchase or redeem outstanding debt from time to time (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise.

Genworth Holdings had $369 million and $350 million of unrestricted cash and cash equivalents as of September 30, 2024 and December 31, 2023, respectively. The increase was principally driven by capital returns from Enact Holdings, partially offset by repurchases of Genworth Financial’s common stock and interest payments on Genworth Holdings’ debt. The $369 million of Genworth Holdings’ cash and cash equivalents includes approximately $162 million of advance cash payments from our subsidiaries held for future obligations. We do not consider this cash when evaluating holding company liquidity for the purposes of allocating capital or computing our cash position relative to the cash management target discussed below. We believe Genworth Holdings’ unrestricted cash and cash equivalents provide sufficient liquidity to meet its financial obligations over the next twelve months. We expect Genworth Holdings’ liquidity to continue to be impacted by the amounts and timing of Genworth Financial’s share repurchases as well as future dividends and other forms of capital returns from Enact Holdings. In addition, the amount of intercompany cash tax payments retained by Genworth Holdings from its subsidiaries will be lower in 2024 and thereafter as compared to the amounts retained during recent prior years based on our projection of current taxable income and the utilization of our remaining foreign tax credits.

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

During the nine months ended September 30, 2024, Genworth Holdings repurchased $6 million and $29 million principal of its 6.50% senior notes due in 2034 and its floating rate junior subordinated notes due in 2066 (“2066 Notes”), respectively, for a pre-tax gain of $5 million and paid accrued interest thereon. As of September 30, 2024, Genworth Holdings had $821 million aggregate principal amount of outstanding debt, with no maturities due until June 2034.

Given the current interest rate environment, during the third quarter of 2024, Genworth Holdings entered into interest rate swaps designed to hedge the variable interest payments on $100 million aggregate principal amount of its 2066 Notes, locking in an approximate 5.5% fixed rate. In connection with the hedge agreement, Genworth Financial provided an unconditional guarantee to the counterparty, covering the obligations associated with the hedge transaction.

On May 28, 2024, Enact Holdings issued $750 million aggregate principal amount of unsecured senior notes, maturing on May 28, 2029 (“2029 Notes”). The 2029 Notes bear interest at an annual rate of 6.25%, payable semi-annually in arrears on May 28 and November 28 of each year, commencing on November 28, 2024. On June 3, 2024, Enact Holdings redeemed all of its $750 million 2025 Notes for a pre-tax loss of $11 million. Enact Holdings funded the redemption primarily through the net proceeds from the issuance of its 2029 Notes. For additional information on Enact Holdings’ debt, see note 14 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”

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

Given the challenging macroeconomic environment in 2023 and through the third quarter of 2024, employee costs have increased driven in part by wage inflation, the competitive labor market and low labor participation. Additionally, in our long-term care insurance business, we have observed an increase in the cost of care due in part to elevated inflation. These inflationary pressures have not had a significant impact on our liquidity to date; however, if these conditions persist, they could have a material adverse impact on our liquidity, results of operations and financial condition. We will continue to monitor macroeconomic trends, including inflation, to help mitigate any potential adverse impacts to our liquidity. We also expect overall claim costs to continue to increase over time in our long-term care insurance business as our blocks age, with peak claim years over a decade away.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are typically matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are typically matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of September 30, 2024, our total cash, cash equivalents and invested assets were $62.6 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, bank loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 44% of the carrying value of our total cash, cash equivalents and invested assets as of September 30, 2024.

Off-balance sheet commitments, guarantees and contractual obligations

As of September 30, 2024, we were committed to fund $1,638 million in limited partnership investments, $271 million in private placement investments and $131 million of bank loan investments.

Except as disclosed above, as of September 30, 2024, there have been no material additions or changes to guarantees provided by Genworth Financial and Genworth Holdings or to our contractual obligations as compared to the amounts disclosed within our 2023 Annual Report on Form 10-K filed on February 29, 2024.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2024

During the three months ended September 30, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Common Stock
The following table sets forth information regarding Genworth Financial’s share repurchases during the three months ended September 30, 2024:

(Dollar amounts in millions, except share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar amount of shares that may yet be purchased under the program (1)
July 1, 2024 through July 31, 2024	1,991,396	$6.03	1,991,396	$230
August 1, 2024 through August 31, 2024	1,875,679	$6.40	1,875,679	$218
September 1, 2024 through September 30, 2024	1,719,791	$6.78	1,719,791	$206

Total	5,586,866		5,586,866

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
During the three months ended September 30, 2024, no directors or officers of Genworth adopted or terminated any contract, instruction or written plan for the purchase or sale of Genworth’s securities intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
(a “Rule
10b5-1
trading arrangement”) or any
“non-Rule
10b5-1
trading arrangement” as defined under the securities laws.

Item 6.	Exhibits

Number	Description
3.2	Amended and Restated Bylaws of Genworth Financial, Inc., effective as of October 18, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed on October 22, 2024)

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Jerome T. Upton (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Jerome T. Upton (filed herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: November 7, 2024

	By:	/s/ Darren W. Woodell
Darren W. Woodell Vice President and Controller (Principal Accounting Officer)