Form 10-K
period 2024-12-31
GENWORTH FINANCIAL INC
filed 2025-02-28
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number
001-32195

GENWORTH FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0873306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11011 West Broad St Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)
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
of the Act). Yes ☐ No ☒
The aggregate market value of the common equity (based on the closing price of the Common Stock on the New York Stock Exchange) held by non-affiliates
of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.6 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of February
20
, 2025, 418,850,350 shares of Common Stock, par value $0.001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2025 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form
10-K.

Cautionary Note Regarding Forward-looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” “may” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to potential dividends or share repurchases; future return of capital by Enact Holdings, Inc. (“Enact Holdings”), including share repurchases, and quarterly and special dividends; the cumulative economic benefit of approved and future rate actions included in our long-term care insurance multi-year in-force rate action plan; planned investments in and our outlook for new lines of business or new insurance and other products and services, such as those we are pursuing with our CareScout business (“CareScout”), including through our CareScout services business (“CareScout Services”) and our CareScout insurance business (“CareScout Insurance”); the timing of any future insurance offering through CareScout Insurance; future financial performance, including the expectation that quarterly adverse variances between actual and expected experience could persist resulting in future remeasurement losses in our long-term care insurance business; future financial condition and liquidity of our businesses; and statements we make regarding the outlook of the U.S. economy. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, inflation, business, competitive, market, regulatory and other factors and risks, including but not limited to, the items identified under “Part I—Item 1A—Risk Factors.” We therefore caution the reader against relying on any forward-looking statements.

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

Overview

Genworth Financial, through its principal insurance subsidiaries, offers mortgage and long-term care insurance products. Genworth Financial is the parent company of Enact Holdings, a leading provider of private mortgage insurance in the United States through its mortgage insurance subsidiaries. Genworth Financial’s legacy U.S. life insurance subsidiaries offer long-term care insurance and also manage in-force blocks of life insurance and annuity products that are no longer sold. Genworth Financial also has a start-up business whereby it offers fee-based services, advice, consulting and other aging care products and services through CareScout.

We report our business results through three segments: Enact, Long-Term Care Insurance, and Life and Annuities. In addition to our three segments, we report certain of our results of operations in Corporate and Other.

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

Strategic Priorities

During 2024, we refined our strategic priorities to reflect our significant progress to date.

Creating shareholder value

We continue to create shareholder value through Enact’s growing market value and capital returns. Enact Holdings provided $289 million of capital returns to Genworth Holdings, Inc. (“Genworth Holdings”), our wholly owned subsidiary, in 2024. We believe capital returns from Enact will continue to benefit our shareholders by funding our strategic initiatives, including new CareScout products and services, as well as share repurchases and opportunistic debt reduction. Since the initial authorization of Genworth Financial’s share repurchase program in May 2022 and through February 20, 2025, we have repurchased $565 million worth of shares of Genworth Financial’s common stock. For additional information on our share repurchase program, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Legacy businesses

We continue to make progress on our strategic priority to maintain self-sustaining, customer-centric legacy U.S. life insurance subsidiaries, including our long-term care insurance, life insurance and annuity businesses. Our long-term care insurance multi-year in-force rate action plan continues to be our most effective tool in supporting this strategic priority. We achieved an estimated cumulative economic benefit of approximately $31.2 billion, on a net present value basis, of approved rate actions since 2012 through 2024. As we manage our legacy U.S. life insurance subsidiaries on a standalone basis, these entities will continue to rely on their statutory capital, significant reserves, prudent management of the in-force blocks and long-term care insurance in-force rate actions to satisfy policyholder obligations. For additional information regarding our in-force rate actions, see

“—Results of Operations and Selected Financial and Operating Performance Measures by Segment” and “—Long-Term Care Insurance segment” within “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CareScout growth initiatives

We plan to drive future growth through CareScout with innovative, consumer-focused aging care services and funding solutions.

Through 2024, we expanded CareScout Services’ network of long-term care providers (“CareScout Quality Network”) to all 50 states and approximately 500 high-quality, person-centered home care providers who underwent a rigorous credentialing process. Substantially all of these providers have agreed to hourly rates below the median cost of care in their respective zip codes (as determined by Genworth’s Cost of Care Survey conducted in 2023). Our initial focus has been with our long-term care insurance policyholders; however, in 2025, we plan to extend the CareScout Quality Network and our assessments services to other insurers with closed blocks of long-term care insurance. We also plan to add assisted living communities in large metropolitan areas while continuing to grow our home care provider network and invest in scaling our technology-enabled platform along with marketing and brand awareness. We plan to invest approximately $45 million to $50 million in CareScout Services in 2025 as we continue to build out the offering. We anticipate CareScout Services will generate revenues from fees for matching consumers with long-term care providers in the CareScout Quality Network. The fees will be based on the net savings to the individual on claim, aligning the interests of long-term care providers, CareScout Services and claimants. In addition to the benefits to consumers, the discounts available through the network are expected to potentially further mitigate risk in our legacy long-term care insurance block by reducing claims costs.

We also continue to work towards rolling out innovative solutions to meet the growing demand for aging care funding through CareScout Insurance. During 2024, we completed initial product filings for our upcoming individual long-term care insurance product, CareScout Care Assurance, with the Interstate Insurance Product Regulation Commission (“Compact”) and in nine additional jurisdictions, and we plan to launch the product in 2025. This product has been developed with capped coverage limits and conservative assumptions designed to reduce the need for future premium increases. CareScout Care Assurance will also include access to the CareScout Quality Network, which provides significant discounts on care costs to help policyholders optimize their claim dollars. We plan to contribute $75 million of capital to our CareScout Insurance subsidiary in 2025 to meet the regulatory capital requirements of a new start-up insurer. We also plan to use reinsurance to help effectively manage risk and capital for this initial product.

While it will take time to scale the business, we believe our investments in CareScout Services and CareScout Insurance will drive sustainable future growth for Genworth and are aligned with our overarching priority to maximize long-term value for our shareholders. We will continue to strive to maintain a disciplined approach in our capital allocation strategy, balancing investments in CareScout growth initiatives with returning value to shareholders and opportunistically retiring debt.

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

Enact also offers mortgage-related insurance and reinsurance through its wholly owned Bermuda-based subsidiary, Enact Re Ltd. (“Enact Re”). As of December 31, 2024, Enact Re reinsures new and existing insurance in-force of Enact Mortgage Insurance Corporation (“EMICO”), Enact Holdings’ principal U.S. mortgage insurance subsidiary, under quota share reinsurance agreements. Enact Re also invests in new business opportunities for Enact, including assumption of excess of loss reinsurance relating to GSE risk share.

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

Contract underwriting services

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

FICO developed the FICO credit scoring model to calculate a score based upon a borrower’s credit history. Enact uses the FICO credit score as one indicator of a borrower’s credit quality. Typically, a borrower with a higher credit score has a lower likelihood of defaulting on a loan. FICO credit scores range up to 850, with a score of 620 or more generally viewed as a “prime” loan and a score below 620 generally viewed as a “sub-prime” loan. Generally, “A minus” loans are loans where the borrowers have FICO credit scores between 575 and 660 and have a blemished credit history. The weighted average FICO score of Enact’s primary insurance in-force was 745 as of December 31, 2024.

Loan applications for primary mortgage insurance are either directly reviewed by Enact (or its contract underwriters), or as noted below, by lenders under delegated authority. In either case, automated underwriting systems may be utilized. For non-delegated underwriting, customers submit loan files to Enact and Enact individually underwrites each application to determine whether it will insure the loan. Enact uses its mortgage insurance underwriting system to perform non-delegated underwriting evaluations, and its underwriting staff is dispersed throughout the United States. In addition to its employees, Enact uses contract underwriters to assist with underwriting capacity and drive efficiency.

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

Loss mitigation

Enact’s loss mitigation and claims department is led by seasoned personnel who are supported by default tracking and claims processing capabilities within their integrated platform. Enact’s loss mitigation staff is also actively engaged with the GSEs and servicers regarding appropriate servicing and loss mitigation practices. Enact has granted loss mitigation delegation to the GSEs and servicers, whereby they perform certain loss mitigation efforts on Enact’s behalf. Moreover, the Consumer Financial Protection Bureau’s (“CFPB”) mortgage servicing rule obligates servicers to engage in early intervention and loss mitigation efforts with a borrower prior to foreclosure. These efforts have traditionally involved loan modifications intended to enable qualified borrowers to make restructured loan payments or sell the property, thereby potentially reducing claim amounts. Borrower forbearance plans offered by the GSEs allow deferred or reduced payments for borrowers experiencing financial hardship under certain circumstances. At the conclusion of the forbearance term, a borrower may either bring the loan current, defer any missed payments until the end of the loan, pay missed payments through a repayment plan or have one or more terms of the original note modified via a loan modification. Enact’s goal is to keep borrowers in their homes. If a loan becomes delinquent, Enact works closely with the customer, investor and servicer to attempt to cure the delinquency and allow the homeowner to retain ownership of the property.

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

From time to time, Enact enters into agreements with policyholders to accelerate claims and negotiate an agreed-upon payment amount for claims on an identified group of delinquent loans. In exchange for the accelerated claim payment, mortgage insurance is canceled and Enact is discharged from any further liability on the identified loans.

Distribution and customers

Enact distributes its mortgage insurance products through a dedicated sales force located throughout the United States, including inside sales representatives. Enact’s sales force utilizes a digital marketing program designed to expand its customer reach beyond traditional sales. Enact’s sales force primarily markets to financial institutions and mortgage originators that impose a requirement for mortgage insurance as part of the borrower’s financing.

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

For the year ended December 31, 2024, Enact’s largest customer accounted for 20% of its new insurance written and 11% of its total revenues, with 34% of its new insurance written attributable to its largest five lender customers. For information on the potential impacts due to customer concentration, see “Item 1A—Risk Factors—Changes in the composition of Enact Holdings’ business or undue concentration by customer or geographic region could cause a significant loss of business or adverse performance of a small segment of its portfolio.”

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

U.S. federal, state and local government agencies

Enact and other private mortgage insurers compete for mortgage insurance business directly with U.S. federal agencies, principally the Federal Housing Administration (“FHA”) and the U.S. Department of Veterans Affairs (“VA”), and to a lesser extent, state and local housing finance agencies. Enact’s competition with government agencies is principally on the basis of price and underwriting guidelines. In contrast to private mortgage insurers, government agencies generally have less restrictive guidelines and apply a flat pricing structure regardless of an individual borrower’s credit profile. As a result, we believe borrowers with lower FICO scores are more likely to secure mortgage loans with coverage by government agencies, and borrowers with higher FICO scores are more likely to secure mortgage loans with coverage by private mortgage insurers.

Private mortgage insurers

The U.S. private mortgage insurance industry is highly competitive. Enact competes on pricing, underwriting guidelines, customer relationships, service levels, policy terms, loss mitigation practices, perceived financial strength (including comparative financial strength ratings), reputation, product features, and effective use and ease of technology. There are currently six active private mortgage insurers in the United States, including Enact.

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

As part of our strategy for our long-term care insurance business, and in connection with our strategic priority to maintain self-sustaining, customer-centric legacy U.S. life insurance subsidiaries, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions on older generation blocks of business in order to reduce the strain on earnings and capital. We are also requesting premium rate increases and associated benefit reductions on newer blocks of business, as needed, some of which will be significant, to help bring these blocks closer to their original pricing. For certain risks related to our long-term care insurance business and in-force rate actions, see “Item 1A—Risk Factors—The inability to obtain in-force rate action increases (including increased premiums and associated benefit reductions) in our long-term care insurance business could have a material adverse impact on our business, including our results of operations and financial condition.”

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

Corporate and Other

Corporate and Other includes debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses and eliminations of inter-segment transactions. Corporate and Other also includes the results of other businesses that are not individually reportable, such as CareScout and certain international businesses. See “—Business—Strategic Priorities” for additional details on our CareScout growth initiatives.

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

We have identified the following as the most significant risk types to our business: credit risk, market risk, insurance risk, housing risk, operational risk, model risk and information technology risk. In addition, we have processes in place to identify, understand and manage emerging risks (such as artificial intelligence), with the goal of mitigating adverse impacts to our business and to enhance decision making. Related to these identified risk types and our process for emerging risks, we report both our top and selected emerging risks to senior management and the risk committee of Genworth Financial’s Board of Directors.

Our risk management framework includes seven key components: risk type key attributes; identification of risk exposures to identify top risks; business strategy and planning; governance; risk assessment (both qualitative and quantitative); risk appetite and limits; and stress testing. Our risk management framework also includes an assessment and implementation of company and business risk appetites, the identification and assessment of risks, a proactive decision process to determine which risks are acceptable to be retained (based on risk and reward considerations, among other factors) and the ongoing management, monitoring and reporting of material risks.

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

In June 2022, we outsourced operational servicing of our life insurance and fixed annuity blocks to a third-party servicer. In connection with the outsourcing, we are converting certain administrative systems to those used by the third-party servicer over the next few years, with a targeted completion date in 2026. In 2024, we completed the first phase of the conversion, moving our term and whole life insurance products on one legacy system to the third-party servicer. There was no impact to the servicing of our long-term care insurance products because they were not a part of the third-party outsourcing agreement.

Reinsurance

We reinsure a portion of our annuities and our life, long-term care and mortgage insurance with unaffiliated reinsurers. In a reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. We participate in reinsurance activities in order to minimize exposure to significant risks, limit losses and provide additional capacity for future growth. We also obtain reinsurance to reduce certain capital requirements, including sometimes utilizing intercompany reinsurance agreements to manage our statutory capital positions. However, these intercompany agreements do not have an effect on our consolidated U.S. generally accepted accounting principles (“U.S. GAAP”) financial statements as they eliminate in consolidation.

We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess of loss or quota share basis. Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. Our amounts recoverable from reinsurers represent receivables from and/or reserves ceded to reinsurers. The amounts recoverable from reinsurers, net of allowance for credit losses, were $17.7 billion and $19.0 billion as of December 31, 2024 and 2023, respectively.

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

The following table sets forth our exposure, represented by the amount of reinsurance recoverable measured at the locked-in discount rate owed by the principal reinsurers to our U.S. life insurance subsidiaries as of December 31, 2024:

(Amounts in millions)	Reinsurance recoverable
UFLIC (1)	$12,773
RGA Reinsurance Company	2,415
General Reinsurance Corporation	676
Riversource Life Insurance Company	326
SCOR Global Life USA Reinsurance Company	310

(1)

We have several significant reinsurance transactions with Union Fidelity Life Insurance Company (“UFLIC”), an affiliate of General Electric Company, which now operates as GE Aerospace (“GE”), which results in a significant concentration of reinsurance risk. UFLIC’s obligations to us are secured by trust accounts. See note 7 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional details.

External new business reinsurance is dependent on a number of factors, including price, availability, risk tolerance and capital levels. For additional information on our reinsurance agreements and the associated risks and impacts on our business, see “Item 1A—Risk Factors—Reinsurance may not be available, affordable or adequate to protect us against losses.”

Enact

Enact Holdings, through EMICO, cedes a portion of its mortgage insurance risk to reduce the risk of loss and to obtain capital credit towards the financial requirements of the GSEs’ PMIERs. Enact Holdings’ credit risk transfer program distributes risk to highly rated counterparties through its traditional reinsurance program, as well as to insurance-linked note investors via fully collateralized special purpose reinsurance vehicles. Its traditional reinsurance program utilizes excess of loss and quota share insurance coverage. Enact Holdings’ excess of loss reinsurance transactions generally cover a subset of loans in a given book year where typically both the attachment and detachment points of the ceded risk tier are within the PMIERs capital requirements at inception, providing both loss volatility protection and PMIERs capital credit. Each reinsurance treaty has a term of ten years or more and provides a unilateral right to commute prior to the full term, subject to certain performance triggers. Enact Holdings selects the type and structure of the credit risk transfer transactions based on a variety of factors including, but not limited to, capacity, cost, flexibility, sustainability and diversification. Under Enact Holdings’ quota share reinsurance agreements, the reinsurer receives a premium in exchange for covering an agreed-upon portion of incurred losses.

Enact Holdings’ traditional reinsurance coverage is provided by a panel of reinsurance partners each currently rated “A-” or better by S&P or A.M. Best Company, Inc. (“A.M. Best”), or rated “A3” or better by Moody’s. These reinsurers are contractually required to collateralize a portion (typically 20% to 30%) of the reinsurance exposures consistent with PMIERs.

For additional information related to reinsurance, including reinsurance provided by Enact Re, see “—Business—Enact Segment” and note 7 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”

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

As of February 26, 2025, EMICO was rated in terms of financial strength as follows:

Rating Agency	Rating	Rating categories
S&P	A- (7th highest of 21)	AAA to D
Moody’s	A3 (7th highest of 21)	Aaa to C
Fitch Ratings, Inc. (“Fitch”)	A (6th highest of 21)	AAA to C
A.M. Best	A- (4th highest of 13)	A++ to D

As of February 26, 2025, our principal U.S. life insurance subsidiaries were rated in terms of financial strength by A.M. Best as follows:

Company	A.M. Best rating
Genworth Life Insurance Company (“GLIC”)	C++ (9th highest of 13)
Genworth Life and Annuity Insurance Company (“GLAIC”)	B- (8th highest of 13)
Genworth Life Insurance Company of New York (“GLICNY”)	C++ (9th highest of 13)

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

As of February 26, 2025, Genworth Holdings’ senior unsecured debt guaranteed by Genworth Financial was assigned the following credit ratings:

Rating Agency	Rating	Rating categories
S&P	BB- (13th highest of 21)	AAA to D
Moody’s	Ba1 (11th highest of 21)	Aaa to C
A.M. Best	bb- (13th highest of 21)	aaa to c

Ratings actions

•	On January 17, 2025, Fitch upgraded the financial strength rating of EMICO to “A” from “A-” with an outlook of stable.

•	On October 9, 2024, Moody’s affirmed the credit rating of “Ba1” of Genworth Holdings’ senior unsecured debt and changed the outlook to positive from stable.

•	On August 28, 2024, A.M. Best upgraded the credit rating of Genworth Financial and Genworth Holdings to “bb-” from “b+” with an outlook of stable.

•

On August 28, 2024, A.M. Best affirmed the financial strength rating of “C++” of GLIC and GLICNY, each with an outlook of stable, and affirmed the financial strength rating of “B-” of GLAIC and revised the outlook to stable from negative.

•	On August 23, 2024, A.M. Best affirmed the financial strength rating of “A-” of EMICO with an outlook of stable.

•	On April 12, 2024, Fitch affirmed the financial strength rating of “A-” of EMICO and changed the outlook to positive from stable.

•	On March 27, 2024, Moody’s affirmed the financial strength rating of “A3” of EMICO and changed the outlook to positive from stable.

•	On February 27, 2024, S&P affirmed the credit rating of “BB-” of Genworth Financial and Genworth Holdings with an outlook of stable.

•	On January 8, 2024, S&P upgraded the financial strength rating of EMICO to “A-” from “BBB+” with an outlook of stable.

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

Investments

Under the direction of our Chief Investment Officer, our investments department is responsible for managing the assets in our various portfolios, including establishing investment and derivatives policies and strategies, reviewing asset-liability management, performing asset allocations and setting risk limits. We manage our assets to meet diversification, credit quality, yield and liquidity requirements of our policy and contract liabilities by investing primarily in fixed maturity securities, including government, municipal and corporate bonds and mortgage-backed and other asset-backed securities. We also hold commercial mortgage loans, limited partnerships, equity securities and other invested assets, which include derivatives, bank loans and short-term investments. Investments for our insurance company subsidiaries are required to comply with our risk management requirements, as well as applicable insurance laws and regulations. Investment strategies, policy and risk management are closely monitored by Genworth Financial’s management investment committee and the risk committee of Genworth Financial’s Board of Directors.

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

For further information related to our invested assets, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments and Derivative Instruments” and notes 4, 5 and 19 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”

Regulation

General

Our insurance operations are subject to a wide variety of laws and regulations. U.S. state insurance laws and regulations (“Insurance Laws”) regulate most aspects of our U.S. insurance businesses, and our U.S. insurers are regulated by the insurance departments of the states in which they are domiciled and licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled. Our insurance products and businesses are also affected by U.S. federal, state and local tax laws, and the tax laws of non-U.S. jurisdictions. Our securities operations, including our insurance products that are regulated as securities, such as variable annuities, are subject to U.S. federal and state securities laws and regulations. The U.S. Securities and Exchange Commission (“SEC”), Financial Industry Regulatory Authority, state securities authorities and similar non-U.S. authorities regulate and supervise these products.

The primary purpose of the Insurance Laws regulating our insurance businesses and their equivalents in the other countries in which we operate, and the securities laws affecting certain of our products and our broker-dealer, is to protect our policyholders, contractholders and clients. These laws and regulations are regularly re-examined and any changes to these laws or new laws may be more restrictive or otherwise adversely affect our operations.

Insurance and securities regulatory authorities (including state law enforcement agencies and attorneys general or their non-U.S. equivalents) periodically make inquiries regarding compliance with insurance, securities and other laws and regulations, and we cooperate with such inquiries and take corrective action when warranted.

U.S. Insurance Regulation

Our U.S. insurers are licensed and regulated in all jurisdictions in which they conduct insurance business. The extent of this regulation varies but Insurance Laws generally govern the financial condition of insurers, including standards for solvency, types and concentrations of permissible investments, establishment and maintenance of reserves, credit for reinsurance and capital adequacy requirements. Insurance Laws also govern the business conduct of insurers, including marketplace activities, affecting the form and content of disclosure to consumers, product illustrations, advertising, product replacement, sales and underwriting practices, and complaint and claims handling, and these provisions are generally enforced through periodic market conduct examinations. In addition, Insurance Laws usually require the licensing of insurers and agents, the filing or approval of policy forms and related materials prior to their use, and approval of premium rates for certain lines of insurance.

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

Applicable Insurance Laws are described below. Certain additional Insurance Laws specific to mortgage insurers are discussed below under “—Enact—Mortgage Insurance Regulation.”

Insurance holding company regulation

Our principal U.S. insurance subsidiaries are domiciled in Delaware, New York, North Carolina and Virginia and (except for our captive insurers) are required to register as members of an insurance holding company system under their domiciliary state’s insurance holding company act. They are also required to submit annual reports to the state insurance regulatory authority identifying the members of the insurance holding company system and describing certain transactions between the insurer and any member of its insurance group that may materially affect the operations, management or financial condition of the insurers within the system. All transactions between an insurer and an affiliate must be fair and reasonable, and certain transactions are subject to prior approval by the domiciliary state insurance regulator. In addition, most states have adopted insurance regulations setting forth detailed requirements for cost sharing and management agreements between an insurer and its affiliates.

Our U.S. insurers’ ability to pay dividends or other distributions is regulated by their domiciliary state insurance regulators. We manage our legacy U.S. life insurance subsidiaries on a standalone basis, and accordingly, we do not expect to receive dividends or other capital returns from them. Our principal U.S. mortgage insurance subsidiaries may pay dividends only from unassigned surplus; payments made from other sources, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends or distributions must be submitted to the commissioner within five business days after declaration, and at least 30 days before payment thereof. No dividend may be paid unless the commissioner has not disapproved or has approved the payment within that 30-day period. Any distribution, regardless of amount, requires the commissioner’s affirmative approval before being paid. Under the insurance laws of North Carolina (our mortgage insurance subsidiaries’ primary state of domicile), an “extraordinary” dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of: (i) 10% of the insurer’s statutory surplus as of the immediately prior year end; or (ii) the statutory net income during the prior calendar year.

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

Long-term care insurance rate increase regulation

In general, we implement rate increases on our long-term care insurance policies in accordance with the laws of the state in which a policy was issued. In April 2022, the NAIC adopted the Long-Term Care Insurance Multistate Rate Review Framework, which was designed to define a consistent national approach for reviewing rate increase requests that results in actuarially appropriate increases being granted by the states in a timely manner and that eliminates cross-state rate subsidization. The NAIC’s Long-Term Care Insurance (B) Task Force monitors and evaluates the progress of the rate review process, including how to address large rate increase requests, as outlined in the framework. As of December 2024, the task force is developing revisions to the framework, and the proposed changes include a single actuarial approach that can be used for multistate long-term care rate increase reviews. We continue to work closely with state regulators on our in-force long-term care insurance rate action plan (including increased premiums and associated benefit reductions) to achieve a shared goal of ensuring that our U.S. life insurance subsidiaries can honor their policyholder commitments in the future. We will continue to seek rate increases primarily through individual state approval processes but will consider opportunities to leverage the NAIC’s efforts for a national approach in cases where it will support our existing rate action plans.

Guaranty associations and similar arrangements

Most jurisdictions in which our U.S. insurers are licensed require those insurers to participate in guaranty associations which pay contractual benefits owed under the policies of impaired or insolvent insurers. These associations levy assessments, up to prescribed limits, on each member insurer in a jurisdiction based on the proportionate share of the premiums written by such insurer in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some jurisdictions permit member insurers to recover assessments paid through full or partial premium tax offsets.

Aggregate assessments levied against our U.S. insurers were not significant to our consolidated financial statements for the years ended December 31, 2024, 2023 and 2022.

Policy and contract reserve sufficiency analysis

The Insurance Laws of our U.S. life insurers’ domiciliary jurisdictions require each such insurer to conduct an annual analysis of the sufficiency of its life and health insurance and annuity reserves. Other jurisdictions where insurers are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion stating that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the insurer’s associated contractual obligations and related expenses. If such an opinion cannot be provided, the insurer must establish additional reserves by transferring funds from surplus. Our U.S. life insurers submit these opinions annually to their insurance regulatory authorities, and each year they conduct a statutory cash flow testing process to support these opinions. Different reserve requirements exist for our U.S. mortgage insurance subsidiaries. See “—Enact—Mortgage Insurance Regulation—State regulation—Reserves.”

Surplus and capital requirements

Insurance regulators have discretionary authority, in connection with the licensing of our U.S. insurers, to limit or restrict insurers from issuing new policies, or policies having a dollar value over certain thresholds, if, in the regulators’ judgment, the insurer is not maintaining a sufficient amount of surplus or is in a hazardous financial condition. We seek to maintain capital management and new business strategies to support meeting related regulatory requirements.

Risk-based capital standards

The NAIC has established RBC standards for U.S. life insurers, as well as a Risk-Based Capital for Insurers Model Act (“RBC Model Act”). All 50 states and the District of Columbia have adopted the RBC Model Act or a substantially similar law or regulation. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. The capital requirement for each is generally determined by applying factors which vary based upon the degree of risk to various asset, premium and reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of facilitating regulatory action.

The extent of regulatory action is determined by a ratio of a company’s total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). The minimum level of TAC before corrective action commences (“Company Action Level”) is two times the ACL RBC or three times the ACL RBC with a negative trend. If an insurer’s ACL RBC ratio falls below specified levels, it would be subject to different degrees of regulatory action depending upon the level, ranging from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. Our U.S. life insurance subsidiaries’ reported RBC ratio measures the ratio of TAC to our Company Action Level.

As of December 31, 2024, the RBC ratio of each of our U.S. life insurance subsidiaries exceeded the level that would require any of them to take or become subject to any corrective action in their respective domiciliary state. For additional information on the RBC of our U.S. life insurance subsidiaries, see note 20 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”

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

Enact—Mortgage Insurance Regulation

State regulation

General

Mortgage insurers generally are limited by Insurance Laws to directly writing only mortgage guaranty insurance business to the exclusion of other types of insurance. Mortgage insurers are not subject to the NAIC’s RBC requirements, but certain states and other regulators impose another form of capital requirement on mortgage insurers, requiring maintenance of a risk-to-capital ratio not to exceed 25:1. Each of Enact Holdings’ mortgage insurance subsidiaries met its capital requirements as of December 31, 2024. See note 20 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

The North Carolina Department of Insurance’s (“NCDOI”) current regulatory framework by which EMICO’s risk-to-capital ratio is calculated differs from the capital requirements of the GSEs as discussed under “—Other U.S. Regulation and Agency Qualification Requirements.”

In August 2023, the NAIC adopted amendments to the Mortgage Guaranty Insurance Model Act (the “MGI Model Act”) and is in the process of making conforming revisions to Statement of Statutory Accounting Principles No. 58—Mortgage Guaranty Insurance. The revisions to the MGI Model Act are extensive, including with respect to risk concentration limits, capital and reserve requirements, reinsurance, underwriting practices and quality assurance. For a discussion of the potential risks to our business associated with these amendments, see “Item 1A—Risk Factors—Enact Holdings’ U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements, which if not met or waived, would result in restrictions or prohibitions on them doing business and could have a material adverse impact on our business, financial condition and results of operations.”

Reserves

Insurance Laws require our U.S. mortgage insurers to establish a special statutory contingency reserve reflected in their statutory financial statements to provide for claims and other expenses payable in the event of significant economic declines. Annual additions to the statutory contingency reserve must be at least 50% of net earned premiums as defined by Insurance Laws. These contingency reserves generally are held until the earlier of (i) 10 years, after which such amounts can be released into surplus, or (ii) when loss ratios exceed 35%, in which case the amount above 35% can be released under certain circumstances, although regulators have granted discretionary releases from time to time. However, approval by the NCDOI, the primary domiciliary regulator for our U.S. mortgage insurers, is required for contingency reserve releases when loss ratios exceed 35%. The establishment of the statutory contingency reserve is funded by premiums that would otherwise generate net earnings that would be reflected in policyholder surplus. This reduces the policyholder surplus of our U.S. mortgage insurers, and therefore, their ability to pay dividends to our holding companies until those contingency reserves are released back into surplus. See note 20 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for information on the statutory contingency reserve for our U.S. mortgage insurers.

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

Federal regulation

In addition to federal laws directly applicable to mortgage insurers, the laws and regulations applicable to mortgage originators and lenders, purchasers of mortgage loans such as the GSEs, and governmental insurers such as the FHA and VA indirectly affect mortgage insurers. Moreover, mortgage origination and servicing transactions are subject to compliance with various state and federal laws. Changes in federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance, or the way in which such laws and regulations are interpreted or applied, may have a material effect on private mortgage insurers. For example, the Enterprise Capital Framework of the Federal Housing Finance Agency (“FHFA”) that became effective in 2021 includes significantly higher regulatory capital requirements for the GSEs as compared to the previous framework. Higher GSE capital requirements could ultimately lead to increased costs to borrowers of GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could result in a smaller market for private mortgage insurance. See “Item 1A—Risk Factors—Changes to the charters or practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, financial condition and results of operations.”

The Homeowners Protection Act of 1998 (“HOPA”) provides for the automatic termination, or cancellation upon a borrower’s request, of the borrower’s obligation to pay for private mortgage insurance upon satisfaction of certain conditions. HOPA applies to owner-occupied residential mortgage loans regardless of lien priority and to borrower-paid mortgage insurance closed after July 29, 1999. HOPA requires lenders to automatically terminate a borrower’s obligation to pay for mortgage insurance coverage once the loan-to-value ratio reaches 78% of the original value. A borrower generally may also request cancellation of mortgage insurance from the lender once the actual payments reduce the loan balance to 80% of the home’s original value. For borrower-initiated cancellation of mortgage insurance, the borrower must have a “good payment history” as defined by HOPA.

The Real Estate Settlement Procedures Act of 1974 (“RESPA”) applies to most residential mortgages insured by private mortgage insurers. Mortgage insurance is considered a “settlement service” for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA precludes our U.S. mortgage insurance subsidiaries from providing services to mortgage lenders or other settlement service providers free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that others provide that are higher than their reasonable or fair market value. In addition, RESPA prohibits persons from giving or accepting any portion or percentage of a charge for a real estate settlement service, other than for services actually performed. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. Mortgage insurers and their customers are subject to the potential sanctions of this law, which may be enforced by the CFPB, state insurance departments, state attorneys general and other enforcement authorities.

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

Other U.S. Regulation and Agency Qualification Requirements

The GSEs impose eligibility requirements that private mortgage insurers must satisfy in order to be approved to insure loans purchased by the GSEs. PMIERs aims to ensure that approved insurers possess the financial and operational capacity to serve as strong counterparties to the GSEs throughout various market conditions. PMIERs is comprehensive, covering virtually all aspects of our U.S. mortgage insurance subsidiaries’ business and operations as private mortgage insurers of GSE loans, including internal risk management and quality controls, underwriting, claim processing and loss mitigation, among other aspects. In addition, PMIERs requires private mortgage insurers to obtain the prior consent of the GSEs before taking certain actions, which may include entering into various intercompany agreements and commuting or reinsuring risk, among others. The financial requirements of PMIERs mandate that a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk in-force and are calculated from tables of factors with several risk dimensions and are subject to a floor amount).

During 2020 and 2021, the GSEs issued several amendments to PMIERs. Many of the provisions are no longer applicable, but for loans that became non-performing due to a hardship related to the coronavirus pandemic (“COVID-19”), PMIERs was temporarily amended with respect to each non-performing loan that (i) had an initial missed monthly payment occurring on or after March 1, 2020 and prior to April 1, 2021 or (ii) is subject to a forbearance plan granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by the GSEs. The risk-based required asset amount factor for the non-performing loan is the greater of (a) the applicable risk-based required asset amount factor for a performing loan were it not delinquent, and (b) the product of a 0.30 multiplier and the applicable risk-based required asset amount factor for a non-performing loan. In the case of (i) above, absent the loan being subject to a forbearance plan described in (ii) above, the 0.30 multiplier is applicable for no longer than three calendar months beginning with the month in which the loan became a non-performing loan due to having missed two monthly payments. Loans subject to a forbearance plan described in (ii) above include those that are either in a repayment plan or loan modification trial period following the forbearance plan unless reported to the approved insurer that the loan is no longer in such forbearance plan, repayment plan, or loan modification trial period. Per guidance released by the GSEs in the third quarter of 2024, use of the multiplier will be discontinued effective March 31, 2025. In addition, the PMIERs amendments made permanent revisions to the risk-based required asset amount factor for non-performing loans for properties located in future Federal Emergency Management Agency Declared Major Disaster Areas eligible for individual assistance.

In their respective letters approving credit for reinsurance against PMIERs financial requirements, the GSEs require our principal U.S. mortgage insurance subsidiary not to exceed a maximum statutory risk-to-capital ratio of 18:1 or they reserve the right to re-evaluate the amount of PMIERs credit indicated in their approval letters. Freddie Mac has also imposed additional requirements on our option to commute these reinsurance agreements. Both GSEs reserved the right to periodically review the reinsurance transactions for treatment under PMIERs.

On August 21, 2024, the GSEs and the FHFA released updated PMIERs requirements phasing in a revision to the available assets standards between March 31, 2025 and September 30, 2026. The updated standards differentiate between bonds held as available assets under PMIERs based on credit quality and liquidity. The updates also establish limits for assets backed by residential mortgages or commercial real estate to mitigate the impact if such assets lose value during periods of housing stress. Enact expects to hold capital sufficiency well in excess of these requirements and does not expect the impact of these updates to be material. The ultimate impact of the PMIERs changes will be influenced by investment portfolio maturities, dispositions, reinvestments, and overall business and economic performance between now and the phase-in dates.

Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. As of December 31, 2024, Enact met the PMIERs financial and operational requirements. See note 20 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.” Although we expect Enact will continue to retain its eligibility status with the GSEs, there can be no assurance these conditions will continue. See “Item 1A—Risk Factors—If Enact is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact to hold amounts of capital that are higher than planned or otherwise, Enact may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”

Non-U.S. Insurance Regulation

We operate in and have certain subsidiaries domiciled in countries outside the United States, principally including Mexico, Bermuda and India. Generally, our subsidiaries conducting business in these countries must obtain licenses from local regulatory authorities and satisfy local regulatory requirements, including those relating to rates, forms, capital, reserves and financial reporting, as well as certain restrictions on their ability to pay dividends and distributions.

Other Laws and Regulations

Changes in tax laws

There was no U.S. federal income tax-related legislation or administrative guidance issued in 2024 that had a significant impact on our results of operations or financial condition. Effective January 1, 2023, the U.S. federal government enacted the Inflation Reduction Act which, among other things, implemented a 15% corporate alternative minimum tax (“CAMT”) based on adjusted financial statement income and imposed a 1% excise tax on corporate stock repurchases. The enactment of the CAMT did not have a material impact on our financial statements for the year ended December 31, 2024 or 2023. Excise tax incurred on our share repurchases is recorded as part of the cost basis of the treasury stock acquired and not reported as part of income tax expense, and it did not have a material impact on our financial position for the years ended December 31, 2024 and 2023.

On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (“CIT”). Starting January 1, 2025, the CIT imposes a new 15% corporate income tax on in-scope entities that are resident in Bermuda or have a Bermuda permanent establishment, without regard to any assurances that had previously been given pursuant to the Exempted Undertakings Tax Protection Act 1966. Because Enact Re is subject to U.S. federal income tax on its income, we do not anticipate this will have a material impact on our financial position or results of operations.

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

The Financial Stability Oversight Council (“FSOC”) is authorized to designate certain financial companies, which may include insurance companies, as non-bank systemically important financial institutions (“SIFIs”). The FSOC is authorized to subject SIFIs to stricter prudential standards, including a special orderly liquidation process outside the federal Bankruptcy Code, among other requirements. On November 3, 2023, the FSOC adopted new guidance that no longer requires the FSOC to conduct a cost-benefit analysis and assessment of the likelihood of a non-bank financial company’s material financial distress before designating the company as a non-bank SIFI. The new guidance could have the effect of simplifying and shortening the FSOC’s procedures for designating certain financial companies as non-bank SIFIs. We have not been, nor do we believe we will be, designated as a non-bank SIFI by the FSOC. A future determination that we or our counterparties are systemically important could impose significant burdens on us, impact the way we conduct our business, increase compliance costs, duplicate state regulation and result in a competitive disadvantage.

The Dodd-Frank Act established a Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury (“U.S. Treasury Department”). While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation.

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

On December 13, 2023, the SEC adopted rules to require that covered clearing agencies have policies and procedures reasonably designed to require every direct participant of the agency to submit for clearing eligible secondary market transactions in U.S. Treasury securities. The SEC has since delayed the rule’s implementation dates, and we will continue to monitor for any further updates. The rule’s potential effect on the U.S. Treasury securities markets is uncertain.

We cannot predict the effect of all the regulations or legislation adopted under the Dodd-Frank Act or other federal statutes on financial markets generally, or on our businesses specifically, the additional costs associated with compliance with such regulations or legislation, or any changes to our operations that may be necessary to comply with the Dodd-Frank Act or other federal statutes and the regulations thereunder, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition. We also cannot predict whether other federal initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, financial condition or results of operations, or whether existing federal initiatives will be eliminated under the current U.S. Administration.

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

Climate and financial risks

The topic of climate risk has come under increased scrutiny by the NAIC and insurance regulators. In 2022, the NAIC adopted a standard for insurance companies to report their climate-related risks as part of its annual Climate Risk Disclosure Survey, which applies to insurers that meet the reporting threshold of $100 million in countrywide direct premium and are licensed in one of the participating jurisdictions. The disclosure standard is consistent with the international Task Force on Climate-Related Financial Disclosures’ framework for reporting climate-related financial information.

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

The NYDFS also amended the regulation that governs enterprise risk management, effective as of August 13, 2021, to require an insurance group to include certain additional risks, such as climate change risk, in its enterprise risk management function.

In addition, the FIO is authorized to monitor the U.S. insurance industry under the Dodd-Frank Act. Pursuant to its statutory authority, the FIO has been assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals. We expect the current U.S. Administration to bring about a new focus for many federal agencies, impacting rulemaking, supervision, examination and enforcement priorities. We cannot currently predict the nature and timing of future developments, including with respect to climate risks.

On October 7, 2023, California enacted two climate disclosure laws that will require entities that do business in the state and meet certain annual revenue thresholds to provide climate-related disclosures. Insurance companies that are subject to regulation by the California Department of Insurance are specifically excluded from the disclosure requirements of the Climate-Related Financial Risk Act (Senate Bill 261 as amended by Senate Bill 219, “SB 261”); however, it is expected that thousands of public and private companies and other entities will be subject to the disclosure requirements of the Climate Corporate Data Accountability Act (“SB 253”), including Genworth. SB 253 requires entities with more than $1.0 billion in annual revenue to annually disclose their Scope 1, Scope 2 and Scope 3 emissions in accordance with the Greenhouse Gas Protocol and obtain assurance over those disclosures. SB 253 requires disclosures of Scope 1 and Scope 2 emissions beginning in 2026 (using fiscal year ended 2025 data), and Scope 3 emissions disclosures beginning in 2027. Scope 1 and Scope 2 disclosures require limited assurance beginning in 2026 and reasonable assurance beginning in 2030, and limited assurance may be required over Scope 3 disclosures beginning in 2030. On September 27, 2024, the governor of California signed into law final amendments to SB 261 and SB 253, which maintain the effective reporting dates but defer by six months to July 1, 2025, the deadline for the California Air Resources Board to develop and adopt regulations that implement SB 253, including specific reporting deadlines. The final amendments also permit emissions reporting at the consolidated parent company level. It is too early to determine the impact the new requirements will have on our business, results of operations and financial condition.

On April 4, 2024, the SEC voluntarily stayed its climate-related disclosure rules adopted in March 2024, pending judicial review by the U.S. Court of Appeals for the Eighth Circuit. On February 11, 2025, the Acting Chairman of the SEC issued a statement outlining his concerns with the final climate-related disclosure rules and announced that he directed the SEC staff to request the Court not to schedule oral arguments in order to provide time for the SEC to determine the appropriate next steps with these rules. We will continue to monitor the status of these rules.

Diversity and corporate governance

The NAIC and state insurance regulators are also focused on the topic of race, diversity and inclusion within the insurance industry. In New York, the NYDFS expects the insurers it regulates to make diversity of their leadership a business priority and a key element of their corporate governance.

Privacy and cybersecurity

In the United States, federal and state laws and regulations require financial institutions, including insurance companies, to protect the privacy and security of consumer financial information and to notify consumers about policies and practices relating to the collection, use and disclosure of consumer information, as well as policies relating to protecting the confidentiality, integrity and availability of that information. Similarly, federal and state laws and regulations govern the disclosure and security of consumer health information. In particular, regulations promulgated by the U.S. Department of Health and Human Services pursuant to the Health Insurance Portability and Accountability Act (“HIPAA”) and various states regulate the disclosure and use of protected health information by health insurers and other covered entities, the physical and procedural safeguards employed to protect the security of that information, and the electronic transmission of such information. From time to time, Congress and state legislatures consider additional legislation relating to privacy and other aspects of consumer information. We cannot predict whether such legislation will be enacted, or what impact, if any, such legislation may have on our business, financial condition or results of operations.

The California Consumer Privacy Act of 2018 (the “CCPA”) is applicable to portions of our business and was significantly amended by the California Privacy Rights Act of 2020 (“CPRA”). The CCPA, as amended by the CPRA, grants California residents the right to know what information a business has collected about them and the sourcing and sharing of that information, as well as the right to access and correct their personal information, and (subject to certain exemptions) the right to have a business delete their personal information. The CPRA created the California Privacy Protection Agency to enforce the CCPA and to promulgate regulations thereunder, imposed additional obligations regarding the privacy notice and service provider contracts, created new requirements around the protection of sensitive personal information and eliminated certain exemptions for personal information collected in employment or business-to-business contexts. The majority of the CPRA provisions went into effect on January 1, 2023. Failure to comply with the CCPA risks regulatory fines, and the law grants a private right of action for any unauthorized disclosure of certain personal information as a result of failure to maintain reasonable security procedures and practices.

Other jurisdictions have enacted, or are considering enacting, similar comprehensive or specific data privacy laws. These laws generally include entity-wide exemptions for financial institutions subject to Title V of the Gramm-Leach-Bliley Act, and exemptions for Covered Entities or data subject to HIPAA. However, such new laws and regulations vary by jurisdiction and applicability to our business, and adapting our data privacy practices may reduce the risk of noncompliance but may increase our compliance costs.

The NAIC’s Privacy Protections (H) Working Group (“PPWG”) considered developing a new Insurance Consumer Privacy Protections Model Law (“Model Law 674”) to replace the NAIC’s Insurance Information and Privacy Protection Model Act and the Privacy of Consumer Financial and Health Information Regulation (“Model Law 672”). Given the comments received on a revised draft of Model Law 674 and the widespread adoption of Model Law 672, the PPWG elected to revise the existing Model Law 672 rather than continue developing a new model law. The PPWG has released a revised draft of Model Law 672 and has a dedicated drafting group, which includes a representative from the life insurance industry, tasked with leading its model update effort. The proposed amendments would expand the definition of nonpublic personal information; add consumer rights to request access, correction and deletion of nonpublic personal information; and add requirements for contracts with third-party service providers. In November 2024, the PPWG received an extension until December 31, 2025 to finalize the amendments to Model Law 672.

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

In addition, the NAIC’s Insurance Data Security Model Law (the “Cybersecurity Model Law”), which is similar to New York’s cybersecurity regulation, establishes standards for data security and for the investigation of and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The Cybersecurity Model Law provides requirements to protect the confidentiality, integrity and availability of covered information systems and the sensitive or business information thereon. Over 26 states and jurisdictions have adopted a version of the Cybersecurity Model Law, including Delaware and Virginia.

Effective in June 2023, the Federal Trade Commission (“FTC”) amended the Standards for Safeguarding Customer Information Rules (known as the “Safeguards Rule”) to add requirements for certain covered financial institutions to implement and maintain certain data security practices in their information security programs. In November 2023, the FTC published a final rule further amending the Safeguards Rule to require notification to the FTC of certain data breach events. These additional amendments became effective in May 2024.

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

Total rewards and well-being

•

Our compensation package, including salary, bonus and long-term incentives, aligns employee and stockholder interests. Our rewards and recognition platform encourages our employees to recognize one another for exemplifying our values to make it human, make it about others, make it happen and make it better as they serve our current and future customers.

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

Workplace and inclusion

•

We are committed to fostering an inclusive work environment that encourages employees to be their authentic selves. We have built and continue to actively engage strong community connections and partnerships with diverse organizations to promote equal opportunities and have implemented training initiatives to enhance employee inclusivity and self-awareness.

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

•	Please read our Sustainability Report to learn more about our collective accomplishments and plans to continue serving our customers, our colleagues, and our community.

Workforce

•	We are proud to embrace a future where our associates, leadership and executives contribute to a culture of belonging and inclusion.

•	As of December 31, 2024, we employed approximately 2,960 full-time and part-time employees globally, none of which are subject to a collective bargaining agreement.

Information posted on our website, including our Sustainability Report, is not incorporated by reference into and does not form part of this Annual Report on Form 10-K.

Directors and Executive Officers

See Part III, Item 10 of this Annual Report on Form 10-K for information about our directors and executive officers.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, without charge, on our website, www.genworth.com, as soon as reasonably practicable after we file or furnish such reports with the SEC. The public may read and copy any electronic materials we file or furnish with the SEC at the SEC’s website, www.sec.gov. Copies of our SEC filed or furnished reports are also available, without charge, from Genworth Investor Relations, 11011 West Broad Street, Glen Allen, VA 23060.

Our website also includes the charters of our audit committee, nominating and corporate governance committee, risk committee, and management development and compensation committee, our governance principles and the Company’s code of ethics. Copies of these materials also are available, without charge, from Genworth Investor Relations, at the above address. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to our code of ethics and any waiver applicable to any of our directors, executive officers or senior financial officers.

On June 4, 2024, our President and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Transfer Agent and Registrar

Our transfer agent and registrar is Computershare, P.O. Box 43078, Providence, RI 02940-3078. Telephone: 866-229-8413; 201-680-6685 (outside the United States and Canada); and 800-231-5469 (for hearing impaired).

Item 1A.	Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary note regarding forward-looking statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024.

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

Liquidity, Financial Strength and Credit Ratings, and Counterparty and Credit Risks

•

Genworth Financial and Genworth Holdings depend on the ability of Enact Holdings and its subsidiaries to pay dividends and make other payments and distributions to each of them to meet their obligations.

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

•

A deterioration in economic conditions, a severe recession or a decline in home prices, all of which could be driven by many potential factors, may adversely affect our business, profitability and Enact Holdings’ loss experience.

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

•

Changes to the charters or practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, financial condition and results of operations.

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

•

Changes in the composition of Enact Holdings’ business or undue concentration by customer or geographic region could cause a significant loss of business or adverse performance of a small segment of its portfolio.

•	Our businesses could be adversely impacted from deficiencies in our disclosure controls and procedures or internal control over financial reporting.

•

Our computer systems and those of our third-party service providers have in the past failed or been compromised and may in the future fail or be compromised, including through cybersecurity breaches; we may experience issues from new and complex information technology methodologies such as artificial intelligence; and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, any of which could expose confidential information such as personal information of our customers or employees, damage our reputation, impair our ability to conduct business effectively, result in enforcement action or litigation, and materially adversely affect our business, financial condition and results of operations.

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

•	Enact Holdings’ delegated underwriting and loss mitigation programs may subject its mortgage insurance subsidiaries to unanticipated claims.

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

CareScout offers fee-based services, advice and consulting through CareScout Services and plans to offer traditional insurance products, including long-term care insurance, through CareScout Insurance. These offerings constitute a new line of business we are pursuing. There are risks and uncertainties associated with any new line of business. In developing and marketing new lines of business and new products and services, we expect to invest significant time and resources, including capital, and the attention of management and our Board of Directors could be diverted from other business operations. Our planned timeline for the development and introduction of new products or services may not be achieved, our expenditures may exceed revenues for longer than we anticipate, and our price and profitability targets may not prove feasible. Our ability to achieve anticipated business performance and financial results from CareScout could be adversely impacted for a variety of reasons and unforeseen events, including but not limited to, lower than anticipated customer demand, higher capital needs, staffing shortages and continued workflow disruptions, and impediments to Genworth Holdings’ liquidity caused by, among other things, downturns in the U.S. economy that reduce its strategic investments in CareScout. Furthermore, if customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services in the way we anticipate. External factors, such as competitive alternatives, including potential U.S. federal government programs, shifting market preferences and commercial and/or regulatory challenges, including the impact of our legacy U.S. life insurance subsidiaries on our ability to achieve desired financial strength ratings or the necessary regulatory approvals of new insurance products by CareScout Insurance, may also impact the successful implementation of a new line of business or a new product or service. Failure to successfully manage these risks in the development and implementation of our new lines of business or new products or services, specifically our inability to achieve anticipated business performance and financial results from CareScout, could have a material adverse effect on our business, results of operations and financial condition.

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

At least annually, as part of our ongoing assessment of our business performance and risks, we review our assumptions to determine the adequacy of reserves. Generally, we do not anticipate trends in actual variances from expected experience to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. However, this may not prove to be the case. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claim payments as a result of changes in experience, assumptions or otherwise, we would be required to increase our reserves and record a charge through earnings in the period in which we make the determination. The amounts of such increases to reserves and charges to earnings may be significant, and this could materially adversely affect our results of operations and financial condition. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our reserves, results of operations and financial condition.

The long-term profitability of our products depends upon the accuracy of our long-term assumptions used to calculate our reserves and how our actual experience compares with our expected experience. If any of our long-term assumptions prove to be inaccurate, our reserves may be inadequate.

See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and notes 8, 9, 10 and 13 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information. Significant increases to our reserves may, among other things, limit our ability to execute on our business initiatives and adversely impact our credit or financial strength ratings. Any of these results could have a material adverse impact on our business, results of operations and financial condition.

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

In addition, if morbidity rates are higher or mortality rates are lower than our valuation assumptions, we could be required to make greater payments and thus establish more reserves under our long-term care insurance policies than we had expected, and such amounts could be significant. Among other factors, changes in economic and interest rate risk, staffing shortages, socio-demographics, behavioral trends (e.g., location of care and level of benefit use) and medical advances, may also have a material adverse impact on our future claims trends. For example, the impact of inflation on claims could be more pronounced for our long-term care insurance business than our other businesses given the “long tail” nature of this business. We have observed an increase in the cost of care in recent years due in part to elevated inflation, resulting in higher claim payments in our long-term care insurance business. To the extent inflation or other factors cause health care costs to increase more than we anticipated, we will be required to increase our reserves which could negatively impact our profitability. Although we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the effects of inflation and may result in our underpricing of the risks we insure. Given these inherent challenges, our ability to precisely forecast future claim costs for long-term care insurance is limited.

For additional information on our long-term care insurance reserves, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Liability for future policy benefits.”

Assumption updates and actual variances from expected experience

We use best estimate assumptions for our long-term care insurance business and the impacts of assumption updates are reflected as liability remeasurement gains or losses in the income statement based on issue-year cohorts. As a result, cash flow assumption updates as well as actual variances from expected experience on these long-duration products will continue to drive volatility in our long-term care insurance results. Approximately 50% of our cohorts currently have net premium ratios capped at 100%. The net premium ratio represents the portion of the gross premiums required to provide for all benefits and certain expenses in our long-term care insurance business. These capped cohorts are generally our older long-term care insurance policies, largely sold prior to 2003. The other 50% of our cohorts have a net premium ratio of less than 100% and are currently expected to be profitable. We would expect ongoing income statement impacts and volatility related to assumption updates and variances between actual and expected experience in our older, unprofitable capped cohorts going forward. Conversely, our profitable uncapped cohorts have to date had a more modest earnings impact related to assumption updates and variances between actual and expected experience, with a portion of the impact reflected in current period results and the remaining majority of the impact recognized over the life of the cohort. However, as we move further from the January 2021 transition date of the accounting guidance for long-duration insurance contracts adopted on January 1, 2023, we may see increased volatility from the uncapped cohorts, with more of the impact related to assumption updates and actual variances from expected experience recognized immediately in net income. While quarterly variations are typically expected to be relatively small compared to the overall size of our liability for future policy benefits of $43.0 billion, at the locked-in discount rate, for our long-term care insurance business as of December 31, 2024, these variations have had, and may in the future have, a material impact on our quarterly results of operations and can result in material losses in our long-term care insurance business.

See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Care Insurance segment” for the impacts of cash flow assumption updates and actual variances from expected experience.

In-force rate actions

The adequacy of our current long-term care insurance reserves depends significantly on our assumptions regarding our continuing ability to successfully execute our multi-year in-force rate action plan through premium rate increases and associated benefit reductions. In measuring our long-term care insurance reserves under U.S. GAAP, our in-force rate action assumptions include significant future premium rate increases and associated benefit reductions resulting from rate actions that have been approved, as well as rate actions that are anticipated to be approved (including premium rate increases and associated benefit reductions not yet filed) under our in-force rate action plan.

As part of our cash flow testing process for our U.S. life insurance subsidiaries, we also consider incremental benefits from expected future in-force rate actions in our long-term care insurance products that help mitigate the impact of deteriorating experience. We may not be able to obtain regulatory approval for the future in-force rate actions we assumed in connection with our cash flow testing for our U.S. life insurance subsidiaries. If we do not obtain regulatory approval, we may be required to significantly further increase statutory reserves which could have a material adverse effect on our business, statutory results of operations and financial condition.

The NYDFS, which regulates GLICNY, our New York insurance subsidiary, also requires specific adequacy testing scenarios that are generally more severe than those deemed acceptable in other states. Moreover, the required testing scenarios by the NYDFS have a disproportionate impact on our long-term care insurance products. In addition, we use New York specific experience for setting assumptions in our long-term care insurance products in GLICNY. While the NYDFS generally does not permit in-force rate increases for long-term care insurance to be used in asset adequacy analysis until such increases have been approved, it has allowed GLICNY to incorporate recently filed in-force rate actions in its asset adequacy analysis prior to approval in the past. As a result, after discussions with the NYDFS and through the exercise of professional actuarial judgment, GLICNY incorporated assumptions for future in-force rate actions for long-term care insurance products in its 2024 and 2023 asset adequacy analysis to offset the emerging adverse experience for these products. With these assumption updates, GLICNY’s 2024 and 2023 asset adequacy analysis produced a negative margin. To address the negative margin, GLICNY recorded an incremental $79 million and $87 million of additional statutory reserves in 2024 and 2023, respectively, which resulted in an RBC ratio of 200% and 202% for GLICNY as of December 31, 2024 and 2023, respectively. For additional information on GLICNY asset adequacy testing, see note 20 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.” If the NYDFS no longer allows GLICNY to incorporate assumptions for future in-force rate actions in its asset adequacy analysis, this would result in a material decrease in GLICNY’s cash flow testing margin and would require GLICNY to further significantly increase its statutory reserves. This would have a material adverse effect on GLICNY’s financial condition and RBC ratio.

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

For our universal life insurance contracts, increased persistency that is the result of the sale of contracts by the insured to third parties that continue to make premium payments on contracts that would otherwise have lapsed, also known as life settlements, could have an adverse impact on profitability because of the higher claims rate associated with settled contracts. For our deferred annuity products with guaranteed minimum withdrawal benefits and guaranteed annuitization benefits, actual persistency that is higher than our persistency assumptions could have an adverse impact on profitability because we could be required to make withdrawal or annuitization payments for a longer period of time than the account value would support.

The risk that our lapse experience may differ significantly from our valuation assumptions is also significant for our term life and term universal life insurance products. These products generally have a level premium period for a specified period of years (e.g., 10 years to 30 years) after which the premium increases, which may be significant. If the frequency of lapses is higher than our expected reserve assumption, we would experience lower premiums and could experience higher benefit costs. In addition, it may be that healthy policyholders are the ones who lapse (as they can more easily replace coverage), creating adverse selection where less healthy policyholders remain in our portfolio. We have experienced both a greater frequency of policyholder lapses and more severe adverse selection after the level premium period than originally assumed, and this experience could continue or worsen. If lapse experience continues or worsens on future 10-, 15- and 20-year level premium period blocks, we would expect volatility in premiums and mortality experience, which would reduce profitability in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions. For additional information on our term life insurance reserves, including select sensitivities, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Liability for future policy benefits.”

The valuation of market risk benefits associated with our fixed and variable annuity contracts is subject to capital market risks, primarily through equity market and interest rate volatility. We attempt to mitigate some of these risks through hedging strategies; however, adverse changes in equity market performance or interest rate fluctuations could devalue the expected benefits to contractholders resulting in the need to increase our market risk benefit reserves, which may have a material adverse effect on our financial condition and results of operations.

Enact Segment

The establishment of loss reserves for Enact Holdings and its mortgage insurance subsidiaries is subject to inherent uncertainty and requires significant judgment and numerous assumptions. Enact Holdings establishes loss reserves using its best estimate of the rate at which delinquencies go to claim (“claim rate”) and claim severity to calculate estimated losses on loans reported by servicers as being in default as of the end of each reporting period. Enact Holdings also establishes incurred but not reported (“IBNR”) reserves for estimated losses incurred on loans in default that have not yet been reported by servicers. The sources of uncertainty affecting estimates are numerous and include both internal and external factors. Internal factors include, but are not limited to, changes in the mix of exposures, loss mitigation activities and claim settlement practices. Significant external factors include changes in general economic conditions, such as home prices, unemployment/underemployment, interest rates, tax policy, credit availability, government housing policies, government and GSE loss mitigation and mortgage forbearance programs, state foreclosure timelines, GSE and state foreclosure moratoriums and types of mortgage products. Because assumptions related to these factors are based on inputs that are inherently uncertain, Enact Holdings cannot determine with precision the ultimate amounts it will pay for actual claims or the timing of those payments.

In addition, sudden and/or unexpected deterioration of economic conditions may cause estimates of loss reserves to be materially understated. For example, during recessionary periods in the past, accompanied by increased unemployment and declining home prices, Enact Holdings has experienced higher delinquencies and increased losses. Furthermore, consistent with industry practice, Enact Holdings does not record losses on insured loans that are not in default. To the extent actual losses are greater than current loss reserves or if loans not in default become delinquent and go to claim, it could materially adversely impact our results of operations and financial condition and restrict Enact Holdings’ ability to distribute dividends to Genworth Holdings, thereby negatively impacting our liquidity.

Enact Holdings depends on the reliability of third-party servicing of the loans that it insures. If a servicer were to experience adverse effects to its business, Enact Holdings could experience delays in the servicer fulfilling its reporting and premium payment requirements. Without reliable, consistent third-party servicing, Enact Holdings may be unable to properly recognize and establish reserves on loans when a delinquency exists or occurs but is not reported. In addition, if these servicers fail to limit and mitigate losses when appropriate, Enact Holdings’ losses may unexpectedly increase.

Enact Holdings regularly reviews its reserves and associated assumptions. If Enact Holdings concludes its reserves are insufficient to cover actual or expected claim payments as a result of changes in experience, assumptions or otherwise, it would be required to increase its reserves and incur charges in the period in which the determination was made. The amounts of such increases could be significant, and this may materially adversely affect our results of operations, financial condition and liquidity.

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

Enact Holdings establishes premium rates for the duration of a mortgage insurance certificate upon issuance and cannot adjust the premiums after a certificate is issued. As a result, Enact Holdings cannot offset the impact of unanticipated claims with premium increases on coverage in-force. Enact Holdings’ premium rates vary with the perceived risk of a claim and prepayment on the insured loan and are developed using models based on long term historical experience, which take into account a number of factors including, but not limited to, the loan-to-value ratio, whether the mortgage provides for fixed payments or variable payments, the term of the mortgage, the borrower’s credit history, the borrower’s income and assets, and home price appreciation. In the event the premiums Enact Holdings charges do not adequately compensate for the risks and costs associated with the provided coverage, including costs associated with unforeseen higher claims, it may have a material adverse effect on our business, results of operations and financial condition.

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

Liquidity, Financial Strength and Credit Ratings, and Counterparty and Credit Risks

Genworth Financial and Genworth Holdings depend on the ability of Enact Holdings and its subsidiaries to pay dividends and make other payments and distributions to each of them to meet their obligations.

Genworth Financial and Genworth Holdings each act as a holding company and do not have business operations of their own. Dividends and other capital returns from Enact Holdings and its subsidiaries, permitted payments to Genworth Financial and Genworth Holdings under tax sharing and expense reimbursement arrangements with their subsidiaries and proceeds from borrowings are their principal sources of cash to meet their obligations. These obligations principally include operating expenses, including income taxes, and interest and principal payments on current and future borrowings. We began paying federal income taxes in 2023, resulting in lower intercompany cash tax payments retained by Genworth Holdings from its subsidiaries in 2024 as compared to the amounts retained during recent prior years. We anticipate lower intercompany cash tax payments to be retained going forward as we utilized our remaining foreign tax credits in 2023. We manage our legacy U.S. life insurance subsidiaries on a standalone basis, and accordingly, we do not expect to receive dividends or other capital returns from them. Therefore, our holding companies’ liquidity and capital positions are highly dependent on the performance of Enact Holdings and its ability to pay future dividends and other forms of capital returns.

If the cash Genworth Financial or Genworth Holdings receives pursuant to dividends, other capital returns and tax sharing and expense reimbursement arrangements is insufficient to fund any of their obligations, or if Enact Holdings is unable or unwilling for any reason to pay dividends to Genworth Holdings, our liquidity would be materially adversely impacted which would likely have a material adverse effect on our financial condition and overall business. Moreover, if Genworth Financial or Genworth Holdings do not receive sufficient cash to fund their obligations, they may be forced to raise cash through unfavorable arrangements or terms, including but not limited to, the incurrence of debt (including convertible or exchangeable debt), the sale of assets or the issuance of equity. See “—Our sources of capital have become more limited, and under certain conditions we may need to seek additional capital on unfavorable terms” for additional details.

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

Although Genworth Financial and Genworth Holdings continue to significantly improve their overall financial condition, they still need liquidity to pay operating expenses, debt servicing costs and other obligations. As of December 31, 2024, Genworth Holdings had $790 million aggregate principal amount of outstanding debt that matures starting in 2034. Absent receiving dividends or other capital returns from Enact Holdings as anticipated, we would likely need to access additional liquidity through third-party sources. However, we may not be able to raise capital and/or borrowings on favorable terms based on our credit ratings and current business prospects, particularly given the aforementioned risks associated with launching new business initiatives offered by CareScout. There is no guarantee that any of these factors will improve in the future when we would seek additional capital. Disruptions, volatility and uncertainty in the financial markets and downgrades in our credit ratings may force us to delay raising capital, issue shorter term securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price. Furthermore, our ability to raise additional capital, including through additional minority equity offerings of Enact Holdings or the issuance of equity or debt, could depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for Enact Holdings. Market conditions and a variety of other factors may make it difficult or impracticable to generate additional liquidity on favorable terms or at all. Similarly, market conditions and a variety of other factors may make it difficult or impracticable to generate additional liquidity through asset sales or the issuance of additional equity, and any issuance of equity in such circumstances could be highly dilutive to our stockholders. Any failure to meet our financial obligations as they become due would have a material adverse effect on our business, financial condition and results of operations.

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

Financial strength ratings, which various rating agencies publish as measures of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, the ability to market our products, including new insurance products offered by CareScout Insurance, and our competitive position. Credit ratings, which rating agencies publish as measures of an entity’s ability to repay its indebtedness, are important to our ability to raise capital through the issuance of debt and other forms of credit and to the cost of such financing. Our ratings are subject to periodic review and could be downgraded. Rating agencies could change or expand their requirements or could find that our insurance subsidiaries no longer meet the criteria established for current ratings.

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

See “Item 1—Business—Ratings” for information regarding the current financial strength ratings of our principal insurance subsidiaries.

The direct or indirect effects of such adverse ratings actions or any future actions could include, but are not limited to:

•	ceasing and/or reducing new sales of our products or limiting the business opportunities with which we are presented;

•

adversely affecting our relationships with existing distributors, including the loss of exclusivity under certain agreements with our independent sales intermediaries and distribution partners, or negatively impacting our ability to establish relationships with new distributors;

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

Under PMIERs, the GSEs require maintenance of at least one rating with a rating agency acceptable to the respective GSE. The current PMIERs do not include a specific eligibility ratings requirement, but if this were to change, Enact would become subject to a ratings requirement in order to retain its eligibility status under PMIERs. Ratings downgrades that result in the inability of Enact to insure new mortgage loans sold to the GSEs, or the transfer by the GSEs of its existing policies to an alternative mortgage insurer, would have a material adverse effect on our business, results of operations and financial condition. See “—If Enact is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact to hold amounts of capital that are higher than planned or otherwise, Enact may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition” for additional information regarding the requirements under PMIERs. Relationships with mortgage insurance customers may be adversely affected by the ratings assigned to Genworth Holdings or our principal insurance subsidiaries which could have a material adverse effect on our business, financial condition and results of operations. EMICO, our principal U.S. mortgage insurance subsidiary, has financial strength ratings that are relatively consistent with its competitors. However, any assigned financial strength rating that is below other private mortgage insurers, or any future downgrade or the announcement of a potential downgrade in EMICO’s financial strength ratings, could hinder our competitiveness in the marketplace and could result in an adverse impact to our business, results of operations and financial condition.

Defaults by counterparties to our reinsurance arrangements or to derivative instruments we use to hedge our business risks, or defaults by us on agreements we have with these counterparties, may expose us to risks we sought to mitigate, which could have a material adverse effect on our business, results of operations and financial condition.

We routinely execute reinsurance and derivative transactions with reinsurers, broker-dealers, commercial banks, investment banks and other institutional counterparties to mitigate our risks in various circumstances and to hedge various business risks. Many of these transactions expose us to credit risk in the event of default of our counterparty or client or change in collateral value. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. It is possible that our reinsurers may not pay the reinsurance recoverable owed to us now, in the future or on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have a material adverse effect on our financial condition and results of operations. Collateral is often posted by the counterparty to offset this risk; however, we bear the risk that the collateral declines in value or otherwise is inadequate to fully compensate us in the event of a default. We also enter into a variety of derivative instruments, including options, swaps, forwards, and interest rate and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under the derivative instruments, and collateral posted, if any, is inadequate, our hedges of the related risk will be ineffective. In addition, if we trigger downgrade provisions on risk-hedging or reinsurance arrangements, the counterparties to these arrangements may be able to terminate our arrangements with them or require us to take other measures, such as post additional collateral, contribute capital or provide letters of credit. We have agreed to new terms with almost all of our counterparties concerning our collateral arrangements given our low ratings and, in most cases, agreed to post excess collateral to maintain our existing derivative agreements. Moreover, the new terms also removed the credit downgrade provisions from all of the insurance company master swap agreements and replaced them with a provision that allows the counterparty to terminate the derivative transaction if the RBC ratio of the applicable insurance company goes below a certain threshold. Although we believe this has allowed us to maintain effective hedging relationships with our counterparties, it has added additional strain on liquidity and collateral sufficiency. Furthermore, we may not be able to maintain these current arrangements in the foreseeable future or at all. If counterparties exercise their rights to terminate transactions, we may be required to make cash payments to the counterparty based on the current contract value, which would hinder our ability to manage future risks.

We ceded to UFLIC our in-force structured settlements block of business issued prior to 2004, certain variable annuity business issued prior to 2004 and the long-term care insurance business assumed from legal entities now a part of Brighthouse Life Insurance Company. UFLIC has established trust accounts for our benefit to secure its obligations under the reinsurance arrangements. GE is obligated to maintain UFLIC’s RBC above a specified minimum level pursuant to a Capital Maintenance Agreement. If UFLIC becomes insolvent notwithstanding this agreement, and the amounts in the trust accounts are insufficient to pay UFLIC’s obligations to us, it could have a material adverse effect on our financial condition and results of operations. The loss of material risk-hedging or reinsurance arrangements could have a material adverse effect on our financial condition and results of operations. For additional information on UFLIC reinsurance, see note 7 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”

Defaults or other events impacting the value of our fixed maturity securities portfolio may reduce our income.

We are subject to the risk that the issuers or guarantors of investment securities we own may default on principal or interest payments they owe us. As of December 31, 2024, fixed maturity securities of $44.9 billion in our investment portfolio represented 75% of our total cash, cash equivalents and invested assets. Events reducing the value of our investment portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write-downs or expected credit losses are impacted by our assessment of the financial condition of the issuer, whether or not the issuer is expected to pay its principal and interest obligations, and our expected recoveries in the event of a default or circumstances that would require us to sell securities that have declined in value.

Risks Relating to Economic and Market Conditions

Interest rates and changes in rates could materially adversely affect our business and profitability.

Insurance Products and Investments

Our products and investment portfolio are impacted by interest rate fluctuations. We have experienced significant declines in investment valuations as a result of elevated interest rates, and we may experience further declines if credit deteriorates resulting in credit losses. During periods of increasing interest rates, market values of lower-yielding assets will decline resulting in unrealized losses on our investment portfolio. The rise in interest rates during 2022 through most of 2024 had an adverse impact on our financial position. The U.S. Federal Reserve began decreasing the federal funds rate in September 2024 but paused rate cuts in January 2025, due in part to the persistent nature of elevated inflation outside their targeted range. Despite the decrease in the federal funds rate, long-term treasury yields were higher at the end of 2024 compared to the end of 2023. It is possible interest rates could increase in future periods, which could result in a further decline in our stockholders’ equity. Rising interest rates erode the value of our investment portfolio and reduce our unrealized investment gains. Any material reduction in unrealized gains or increase in unrealized losses on our investment portfolio or forward starting swap derivatives due to higher interest rates could impede our ability to utilize certain deferred tax assets and/or result in the need to establish higher tax valuation allowances, either of which could materially adversely impact our results of operations and financial position.

Interest rate fluctuations could also have an adverse effect on the results of our investment portfolio by increasing reinvestment risk and reducing our ability to achieve adequate investment returns. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities may decide to prepay their obligations in order to borrow at lower market rates, which exacerbates our reinvestment risk.

The pricing and expected future profitability of our long-term care insurance, life insurance and annuity products are based in part on expected investment returns. Generally, life and long-term care insurance products are expected to initially produce positive cash flows as customers pay periodic premiums, which we invest as they are received. The premiums, along with accumulated investment earnings, are needed to pay claims, which are generally expected to exceed premiums in later years. Given the average life of our assets is shorter than the average life of the liabilities on these products, our reinvestment risk is also greater in low interest rate environments as a significant portion of cash flows used to pay benefits to our policyholders and contractholders comes from investment returns. If interest rates return to low levels, it would adversely affect the profitability of our long-term care insurance, life insurance and fixed annuity products. Low interest rates may also increase hedging costs on our in-force block of variable annuity products. In addition, certain statutory capital requirements for our U.S. life insurance subsidiaries are based on models that consider interest rates. Prolonged periods of low interest rates may increase the statutory reserves we are required to hold as well as the amount of assets and capital we must maintain to support amounts of statutory reserves in these companies.

During periods of increasing market interest rates, we may increase crediting rates on interest-sensitive in-force products, such as universal life insurance and fixed annuities. Rapidly rising interest rates may lead to increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have a material adverse effect on our liquidity, financial condition and results of operations, including the requirement to liquidate fixed-income investments in an unrealized loss position to satisfy surrenders or withdrawals.

Our insurance and investment products, such as those included in our policyholder account balances and separate accounts, are sensitive to interest rate fluctuations and expose us to the risk that declines in interest rates or tightening credit spreads will reduce our interest rate margin or net spreads (the difference between the returns we earn on the investments that support our obligations under these products and the amounts we pay to policyholders and contractholders). We may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and some contracts have guaranteed minimum interest crediting rates. As a result of historic low interest rates prior to 2022, a lack of new deposits and declines in our interest rate margin on these products, our business and profitability have been adversely impacted. During 2024, we continued to experience lower net spreads on our annuity products due to crediting rates outpacing investment returns, coupled with lower annuity account values driven by block runoff. This unfavorable trend occurred in spite of the higher interest rate environment, and if it persists, could result in further net spread compression and an adverse impact to our results of operations.

In addition, our insurance reserves are sensitive to movements in interest rates as we are required to remeasure our liability for future policy benefits and related reinsurance recoverables at the current discount rate, commonly interpreted to be a single-A rated bond rate. This will likely result in volatility to our stockholders’ equity. For example, if the U.S. Federal Reserve continues to reverse its monetary tightening by reducing interest rates, our insurance reserves would increase and our stockholders’ equity would decrease by amounts that could be material, which may have a material adverse effect on our financial condition. See note 2 in “Part II—Item 8—Financial Statements and Supplementary Data” for additional details on the measurement of our insurance reserves.

Enact—Mortgage Insurance

Rising interest rates generally reduce the volume of new mortgage originations and refinances, which could cause new insurance written by Enact Holdings to decline materially and could thereby pressure earnings and lead to an adverse effect on our results of operations and financial condition. The U.S. housing market experienced a dramatic decline in the volume of mortgage originations in 2022 through 2024 due largely to rising interest rates, a low supply of homes and pressured affordability, resulting in lower new insurance written at Enact Holdings. The decrease in new insurance written was generally offset by higher persistency on Enact Holdings’ existing insured loans as a result of prevailing market interest rates being above the mortgage interest rates of the majority of Enact Holdings’ loan portfolio. However, the ultimate impact on Enact Holdings’ premiums and future new insurance written is difficult to predict. We could experience a future adverse impact to our results of operations if the volume of new insurance written remains suppressed for a prolonged period of time. Higher interest rates can lead to an increase in defaults, as borrowers who default will find it harder to qualify for a replacement loan. Rising interest rates can also have a negative impact on home prices, which increases our risk of loss. Any significant decline in home values, either due to rising rates or otherwise, particularly if accompanied by increased unemployment in a recessionary environment, could increase delinquencies and foreclosures at Enact Holdings, which could have a material adverse effect on our business, results of operations and financial condition. See “—A deterioration in economic conditions, a severe recession or a decline in home prices, all of which could be driven by many potential factors, may adversely affect our business, profitability and Enact Holdings’ loss experience.”

As seen prior to 2022, declining interest rates historically have increased the rate at which borrowers refinance their existing mortgages, resulting in cancellations of the mortgage insurance covering the refinanced loans. Declining interest rates have also contributed to home price appreciation, which may provide borrowers in the United States with the option of cancelling their mortgage insurance coverage earlier than we anticipated when pricing that coverage. Lower persistency rates can result in reduced insurance in-force and earned premiums, which could have a significant adverse impact on our results of operations. See “—A decrease in the volume of high loan-to-value home mortgage originations or an increase in the volume of mortgage insurance cancellations could result in a decline in Enact Holdings’ revenue.”

See “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for additional information about interest rate risk.

A deterioration in economic conditions, a severe recession or a decline in home prices, all of which could be driven by many potential factors, may adversely affect our business, profitability and Enact Holdings’ loss experience.

The U.S. economy faces lingering uncertainty due to continued inflationary pressure, the geopolitical environment, U.S. national debt and ongoing budget deficits, and other macroeconomic concerns, including international trade and escalating tariffs. The potential of rising unemployment rates and deterioration in economic conditions across the United States or in specific regional economies generally increases the likelihood of borrower defaults and can adversely affect housing values, which increases our risk of loss. Loss experience in Enact Holdings generally results from adverse economic or other events, such as a borrower’s reduction of income, unemployment, underemployment, divorce, illness, inability to manage credit, or a change in interest rate levels or home values, that reduce a borrower’s willingness or ability to continue to make mortgage payments.

Housing values could be adversely impacted due to trends that affect the housing and mortgage markets, such as changes in supply or demand for homes, changes in homebuyers’ expectations for potential home price appreciation, increased restrictions or costs for obtaining mortgage credit due to tightened underwriting standards, tax policy, regulatory developments, higher interest rates and customers’ liquidity issues. Recent home price appreciation coupled with high interest rates has placed pressure on housing affordability. The pace of existing single-family home sales remains depressed as homeowners are reluctant to sell their house and pay significantly higher mortgage rates for a new one.

Should home values decline, Enact Holdings could experience a higher frequency and severity of defaults. A decline in home values typically makes it more difficult for borrowers to sell or refinance their homes, increasing the likelihood of a default followed by a claim if borrowers experience a job loss or other life events that reduce their incomes or increase their expenses. Declines in home values may also decrease the willingness of borrowers with sufficient financial resources to make mortgage payments when their mortgage balances exceed the values of their homes. In addition, declining housing values may impact the effectiveness of Enact Holdings’ loss mitigation programs, eroding the value of the underlying collateral and reducing the likelihood that properties with defaulted mortgages can be sold for an amount sufficient to offset the unpaid principal and interest. As a result, declines in home values may increase the risk of loss and typically increase the severity of claims Enact Holdings may pay. Any of these events may have a material adverse effect on Enact Holdings, which could result in a material adverse effect on our business, liquidity, results of operations and financial condition.

The ultimate amount of the potential loss depends in part on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover the unpaid principal balance, interest and the expenses of the sale. In previous economic slowdowns in the United States, a pronounced weakness in the housing market ensued, as well as declines in home prices driving high levels of delinquencies. If we experience a future economic slowdown or an economic recession in the United States that impacts the housing market in a similar way as compared to past economic slowdowns, we would expect higher levels of delinquencies in Enact Holdings.

Regulatory and Legal Risks

Changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators could materially adversely affect our business, financial condition and results of operations.

Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting and reporting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. Moreover, insurance regulators or the SEC could disagree with our interpretation of these new standards, which could cause us to incur significant costs and suffer reputational harm. In addition, the required adoption and effectiveness of future accounting and reporting standards may result in significant costs to implement. For additional information on recently enacted climate disclosure laws and regulatory guidance, including SB 253 in California and the final rules adopted in March 2024 by the SEC related to climate-related disclosures that were subject to a stay pending court challenge and are now being reviewed by the SEC under the new U.S. Administration, see “Regulation—Other Laws and Regulations—Climate change and financial risks.” These requirements would also likely require us to make significant changes to systems and controls, and add additional resources, either of which may be material to our business and results of operations.

The inability to obtain in-force rate action increases (including increased premiums and associated benefit reductions) in our long-term care insurance business could have a material adverse impact on our business, including our results of operations and financial condition.

The continued sustainability of our legacy U.S. life insurance subsidiaries is heavily dependent on our ability to continue to obtain significant premium rate increases and associated benefit reductions on our in-force long-term care insurance products.

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

We will not be able to realize our future premium rate increases and associated benefit reductions in the future if we cannot obtain the required regulatory approvals. In this event, we would have to increase our long-term care insurance reserves by amounts that would likely be material and would result in a material adverse impact to earnings. Moreover, if we were to see unexpected, materially adverse experience, securing regulatory approval for all necessary premium rate increases and associated benefit reductions would become more difficult. Given the claims history in our long-term care insurance business and its related pressure to reserve levels and earnings, and the expectation that claims will continue to rise due to the aging of the block and from higher incidence and severity, among other factors, our results of operations, capital levels, RBC and financial condition would be materially adversely affected absent future premium rate increases and associated benefit reductions.

Our policyholders may not react as anticipated to our in-force rate increases. In certain circumstances, our policyholders have brought legal action against us due to alleged misleading and inadequate disclosures regarding premium rate increases. See “—Litigation and regulatory investigations or other actions are common in the insurance business and may result in financial losses and harm our reputation” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Care Insurance segment” for additional information.

Our insurance businesses are extensively regulated and changes in regulation may reduce our profitability and limit our growth.

Our insurance operations are subject to a wide variety of laws and regulations and are extensively regulated. State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. Our international operations, predominantly located in Mexico as well as a subsidiary of Enact Holdings domiciled in Bermuda, are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled. Failure to comply with applicable regulations or to obtain or maintain appropriate authorizations or exemptions under any applicable laws could result in restrictions on our ability to do business or engage in activities regulated in one or more jurisdictions in which we operate and could subject us to fines and other sanctions which could have a material adverse effect on our business. In addition, the nature and extent of regulation of our activities in applicable jurisdictions could materially change, causing a material adverse effect on our business. Although future regulatory changes are unknown, we expect our regulators to continue to pursue new regulation or supplement existing regulations in the areas of environmental, social and corporate governance, as well as cybersecurity and artificial intelligence.

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

In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, product administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance subsidiaries, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of RESPA or related state anti-inducement laws, and mortgage insurance policy rescissions and curtailments, as well as breaching fiduciary or other duties to customers, including but not limited to cybersecurity breaches of customer information. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We also from time to time have had, and may in the future have, disputes with reinsurance partners relating to the parties’ rights and obligations under reinsurance treaties and/or related administration agreements. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. Plaintiffs in class action and other lawsuits against us, as well as regulators, may seek very large or indeterminate amounts, which may remain unknown for substantial periods of time.

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

For a further discussion of certain current investigations and proceedings in which we are involved, see note 22 in “Part II—Item 8—Financial Statements and Supplementary Data.” These investigations and proceedings could have a material adverse effect on our liquidity, business, financial condition or results of operations. It is also possible that we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. In addition, increased regulatory scrutiny and any resulting investigations or legal proceedings could result in new legal precedents and industry-wide regulations or practices that could materially adversely affect our business, financial condition and results of operations.

An adverse change in the regulatory requirements on our U.S. life insurance subsidiaries, including risk-based capital requirements, could have a material adverse impact on our business, results of operations and financial condition.

Our U.S. life insurance subsidiaries are subject to the NAIC’s RBC standards and other minimum statutory capital and surplus requirements imposed under the laws of their respective states of domicile. The failure of our insurance subsidiaries to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance subsidiaries to further examination or corrective action imposed by state insurance regulators, including limitations on their ability to write additional business, or the addition of state regulatory supervision, rehabilitation, seizure or liquidation. As of December 31, 2024, the RBC ratio of each of our U.S. life insurance subsidiaries exceeded the level that would require any of them to take or become subject to any corrective action in their respective domiciliary state. However, we continue to face challenges in our principal U.S. life insurance subsidiaries, particularly those subsidiaries that rely heavily on in-force rate actions as a source of earnings and capital. We may see variability in statutory results and a decline in the RBC ratios of these subsidiaries given the time lag between the approval of in-force rate actions versus when the benefits from the in-force rate actions (including increased premiums and associated benefit reductions) are fully realized in our financial results. Additionally, the RBC ratio of our U.S. life insurance subsidiaries would be negatively impacted by future increases in our statutory reserves, including results of Actuarial Guideline 38, cash flow testing and assumption reviews, particularly in our long-term care and life insurance products.

An adverse change in our U.S. life insurance subsidiaries’ RBC ratios or our ability to meet other minimum regulatory requirements could cause rating agencies to downgrade the financial strength ratings of our insurance subsidiaries and the credit ratings of Genworth Holdings, which could have an adverse impact on our ability to execute our strategic priorities, including maintaining self-sustaining legacy U.S. life insurance subsidiaries and advancing CareScout’s new lines of business or new products and services, and would further restrict our ability to retain and write new business. Furthermore, it may cause regulators to take regulatory or supervisory actions with respect to our U.S. life insurance subsidiaries, thereby limiting the financial flexibility of our holding company, all of which could have a material adverse effect on our results of operations, financial condition and business.

Changes to the charters or practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, financial condition and results of operations.

The requirements and practices of the GSEs impact the operating results and financial performance of GSE-approved mortgage insurers, including Enact Holdings. Changes in the charters or practices of Freddie Mac or Fannie Mae could materially reduce the number of mortgages they purchase that are insured by Enact Holdings. The GSEs could be directed to make such changes by the FHFA, which was appointed as their conservator in September 2008 and has the authority to control and direct the operations of the GSEs. Congress may legislate, or the U.S. Administration may implement through administrative reform, structural and other changes to the GSEs and the functioning of the secondary mortgage market. In the absence of legislation and actions by the U.S. Administration, the FHFA continues to move forward on administrative reform efforts to prepare the GSEs for the end of conservatorship, once fully and adequately capitalized. Collectively, the FHFA and the U.S. Treasury Department possess significant capacity to effect administrative GSE reforms.

The FHFA’s Enterprise Capital Framework imposes a capital framework on the GSEs, including risk-based and leverage capital requirements and capital buffers in excess of regulatory minimums that can be drawn down in periods of financial stress. The Enterprise Capital Framework became effective on February 16, 2021. However, the GSEs will not be subject to any requirement under the Enterprise Capital Framework until the applicable compliance date. Compliance with the Enterprise Capital Framework, other than the requirements to maintain a prescribed capital conservation buffer amount (“PCCBA”) and a prescribed leverage buffer amount (“PLBA”), is required on the later of (i) the date of termination of the conservatorship of a GSE or (ii) any later compliance date provided in a consent order or other transition order applicable to such GSE. The FHFA contemplates that the compliance dates for the PCCBA and the PLBA will be the date of termination of the conservatorship of a GSE. The Enterprise Capital Framework’s advanced approaches requirements will be delayed until a compliance date provided by a transition order applicable to such GSE. The Enterprise Capital Framework significantly increases capital requirements and reduces capital credit on credit risk transfer transactions as compared to the previous framework. This could cause the GSEs to increase their guarantee pricing in order to meet the new capital requirements, which could have a negative impact on the private mortgage insurance market and our business. Furthermore, higher GSE capital requirements could ultimately lead to increased costs to borrowers for GSE loans, which in turn could shift the market away from the GSEs to the FHA or lender portfolios. Such a shift could result in a smaller market size for private mortgage insurance. This rule could also accelerate the diversification of the GSEs’ risk transfer programs to encompass a broader array of instruments beyond private mortgage insurance, which could adversely impact Enact Holdings and our business.

On January 14, 2021, the FHFA and the U.S. Treasury Department agreed to amend the preferred stock purchase agreements (“PSPAs”) between the U.S. Treasury Department and each of the GSEs to increase the amount of capital each GSE may retain. Among other things, the amendments to the PSPAs limit the number of certain mortgages the GSEs may acquire with two or more prescribed risk factors, including certain mortgages with combined loan-to-value ratios above 90%. However, on September 14, 2021, the FHFA and U.S. Treasury Department suspended certain provisions of the amendments to the PSPAs, including the limit on the number of mortgages with two or more risk factors that the GSEs may acquire. Such suspensions end six months after the U.S. Treasury Department notifies the GSEs of termination. The limit on the number of mortgages with two or more risk factors was based on the market size at the time. While Enact Holdings does not expect any material impact to the private mortgage market, changes in the provisions or enforcement of this rule could impact our results of operations.

On January 2, 2025, the FHFA and the U.S. Treasury Department agreed to again amend the PSPAs between the U.S. Treasury Department and each of the GSEs to establish a methodical process for eventual public input on the termination of conservatorship to minimize disruption to the housing and financial markets.

The adoption of any GSE reform, whether through legislation or administrative action, could impact the current role of private mortgage insurance as credit enhancement, which would have an adverse effect on our business, revenue, results of operations and financial condition. At present, it is uncertain what role private capital, including mortgage insurance, will play in the U.S. residential housing finance system in the future or the impact any such changes could have on our business. Any changes to the charters or statutory authorities of the GSEs would require congressional action to implement. Any such changes that occur could have a material adverse impact on our business, results of operations and financial condition.

The FHFA has set goals for the GSEs to transfer significant portions of the GSEs’ mortgage credit risk to the private sector. This mandate builds upon the goal established by the GSEs to increase the role of private capital through experimenting with different forms of transactions and structures. Enact Holdings participates in credit risk transfer programs developed by Fannie Mae and Freddie Mac. The GSEs have in the past piloted and may in the future attempt to launch alternative products or transactions that compete with private mortgage insurance. To the extent these credit risk products evolve in a manner that displaces primary mortgage insurance coverage, the amount of insurance Enact Holdings writes may be reduced. It is difficult to predict the impact of alternative credit risk transfer products that are developed to meet the goals established by the FHFA.

Fannie Mae and Freddie Mac also possess substantial market power, which enables them to influence Enact Holdings and the mortgage insurance industry in general, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

In furtherance of Fannie Mae and Freddie Mac’s respective charter requirements, each GSE adopted PMIERs effective December 31, 2015. The GSEs have since amended PMIERs on several occasions. For a discussion of PMIERs requirements and recent amendments to PMIERs, see “Regulation—Enact—Mortgage Insurance Regulation—Other U.S. Regulation and Agency Qualification Requirements.”

The amount of capital that may be required to maintain the Minimum Required Assets, as defined in PMIERs, is dependent upon, among other things: (i) the way PMIERs are applied and interpreted by the GSEs and the FHFA; (ii) future PMIERs amendments; (iii) the future performance of the U.S. housing market; (iv) Enact Holdings’ generation of earnings, available assets and minimum required assets, reducing risk in-force and reducing delinquencies as anticipated, and writing anticipated amounts and types of new mortgage insurance business; and (v) Enact Holdings’ overall financial performance, capital and liquidity levels. More specifically, Enact Holdings’ subsidiaries’ ability to continue to meet the PMIERs financial requirements and maintain a prudent amount of capital in excess of those requirements, given the dynamic nature of asset valuations and requirement changes over time, is dependent upon, among other things: (i) Enact Holdings’ ability to complete credit risk transfer transactions on its anticipated terms and timetable, which as applicable, are subject to market conditions, third-party approvals and other actions (including approval by the GSEs), and other factors that are outside its control; and (ii) Enact Holdings’ ability to contribute its holding company cash or other sources of capital to satisfy the portion of the financial requirements that are not satisfied through credit risk transfer transactions.

Although we believe Enact Holdings has sufficient capital as required under PMIERs and it remains an approved insurer, it is possible these conditions may not continue. In addition, Enact Holdings may not continue to meet the conditions contained in the GSE letters granting PMIERs credit for reinsurance and other credit risk transfer transactions including, but not limited to, its ability to remain below a statutory risk-to-capital ratio of 18:1. The GSEs also reserve the right to re-evaluate the credit for reinsurance and other credit risk transfer transactions available under PMIERs. Freddie Mac has also imposed additional requirements on Enact’s option to commute its reinsurance agreements. If Enact is unable to continue to meet the requirements mandated by PMIERs, or any additional restrictions which may be imposed on Enact by the GSEs, whether because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact to hold amounts of capital that are higher than planned or otherwise, Enact may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.

Additionally, compliance with PMIERs requires Enact Holdings to seek the GSEs’ prior approval before taking many actions, including implementing certain new products or services or entering into intercompany agreements among others. PMIERs’ approval requirements could prohibit, materially modify or delay Enact Holdings’ intended course of action. Further, the GSEs may modify or change their interpretation of terms they require Enact Holdings to include in its mortgage insurance coverage for loans purchased by the GSEs, requiring Enact Holdings to modify its terms of coverage or operational procedures to remain an approved insurer, and such changes could have a material adverse impact on our financial position and operating results. It is possible the GSEs could, at their discretion, require additional limitations and/or conditions on Enact Holdings’ activities and practices that are not currently in PMIERs in order for Enact Holdings to remain an approved insurer. Additional requirements or conditions imposed by the GSEs could limit Enact Holdings’ operating flexibility and the areas in which it may write new business. Any of these events would have a material adverse effect on our business, results of operations and financial condition.

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

In August 2023, the NAIC adopted amendments to the MGI Model Act and is in the process of making conforming revisions to Statement of Statutory Accounting Principles No. 58—Mortgage Guaranty Insurance. The revisions to the MGI Model Act are extensive, including with respect to risk concentration limits, capital and reserve requirements, reinsurance, underwriting practices and quality assurance. At this time, we cannot predict which states, if any, will adopt the amended MGI Model Act or any of its specific provisions, the effect changes in the MGI Model Act will have on the mortgage guaranty insurance market generally, or on our business specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations and financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, results of operations and financial condition.

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

Federal and state regulations affect the scope of competitor operations, which influences the size of the mortgage insurance market and the intensity of the competition. This competition includes not only other private mortgage insurers, but also federal and state governmental and quasi-governmental agencies, principally the FHA and the VA, which are governed by federal regulations. Increases in the maximum loan amount that the FHA can insure, and reductions in the mortgage insurance premiums the FHA charges, can reduce the demand for private mortgage insurance. Decreases in the maximum loan amounts or maximum loan-to-value ratio of loans the GSEs will purchase or guarantee or increases in GSE fees can also reduce demand for private mortgage insurance. Legislative, regulatory or administrative changes could cause demand for private mortgage insurance to decrease.

Enact Holdings and its U.S. mortgage insurance subsidiaries, as credit enhancement providers in the residential mortgage lending industry, are also subject to compliance with or otherwise impacted by various federal and state consumer protection and insurance laws, including RESPA, the Fair Housing Act, HOPA and FCRA, among others. Changes in these laws or regulations, changes in the appropriate regulator’s interpretation of these laws or regulations or heightened enforcement activity could materially adversely affect the operations and profitability of Enact Holdings.

Dodd-Frank Act Risk Retention

The Dodd-Frank Act requires an originator or issuer to retain a specified percentage of the credit risk exposure on securitized mortgages that do not meet the definition of a Qualified Residential Mortgage (“QRM”), which aligns with the definition of a QM. If the QRM definition is changed in a manner that is unfavorable to Enact Holdings, such as to require a large down payment for a loan to qualify as a QRM, without considering mortgage insurance in computing loan-to-value ratios, the attractiveness of originating and securitizing loans with lower down payments may be reduced, which may adversely affect the future demand for mortgage insurance.

Basel III

Basel III, issued by the Basel Committee on Banking Supervision, established RBC and leverage capital requirements for most U.S. banking organizations (although banks with less than $10.0 billion in total assets may choose to comply with an alternative community bank leverage ratio framework established by the Federal Banking Agencies in 2019). In 2013, the U.S. federal banking regulators confirmed the role of mortgage insurance as a component of prudential bank regulation for high loan-to-value mortgages. In July 2023, the U.S. Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency proposed for comment the Basel III Endgame rule. Under the proposed rule, commercial banks with total assets greater than $100.0 billion would no longer receive the 50% capital relief for high loan-to-value portfolio loans with mortgage insurance. If adopted as proposed, this rule could decrease the demand for mortgage insurance. The federal banking regulators are currently in the review process, and with the change in the U.S. Administration in January 2025, the outcome, content and timing of the final rule are unclear. If further revisions to the Basel III rules increase the capital requirements of banking organizations with respect to the residential mortgages Enact Holdings insures or do not provide sufficiently favorable treatment for the use of mortgage insurance purchased in respect of a bank’s origination and securitization activities, it could adversely affect the demand for mortgage insurance.

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

Our success is largely dependent on our ability to retain, attract and motivate qualified employees and senior management. We face intense competition in our industry for key employees with demonstrated ability, including actuarial, finance, legal, investment, risk, compliance, information technology and other professional skills. On top of recruitment challenges associated with the ongoing labor shortage and low labor participation rate, our ability to attract, recruit, retain and motivate experienced and qualified employees may be adversely impacted by current and prospective employees’ perception of the inherent risks involved with Genworth’s strategic growth initiatives. Furthermore, work arrangements, such as remote work environments, have become more flexible and commonplace, which could further challenge our ability to compete for qualified employees. A remote work environment has expanded competition among employers, which has likely exacerbated the battle for talent in an already tight labor market. We may not be able to attract, retain and motivate the desired workforce, and our failure to do so could have a material adverse effect on our results of operations, financial condition and business operations. In addition, we may not be able to meet regulatory requirements relating to required expertise in various professional positions.

Managing key employee succession and retention is also critical to our success. While we have succession plans and long-term compensation plans, including retention programs, designed to retain our employees, our succession plans may not operate effectively, and we would be adversely affected if we fail to adequately plan for the succession of our senior management and other key employees. Moreover, our compensation plans cannot guarantee that the services of these employees will continue to be available to us.

Changes in the composition of Enact Holdings’ business or undue concentration by customer or geographic region could cause a significant loss of business or adverse performance of a small segment of its portfolio.

Our businesses depend on our relationships with our customers, and in particular, our relationships with our largest lending customers in Enact Holdings. Customers place private mortgage insurance provided by Enact

Holdings directly on loans they originate and indirectly through purchases of loans that already have mortgage insurance coverage provided by Enact Holdings. Customer relationships may influence the amount of direct business written with Enact Holdings and the customers’ willingness to continue to approve Enact Holdings as a mortgage insurance provider for loans they purchase. In 2024, Enact Holdings’ largest customer accounted for 20% of its total new insurance written and 11% of its total revenues. Its top five customers generated 34% of its new insurance written in 2024. An inability to maintain a relationship with one or more of these customers could have an adverse effect on the amount of new business Enact Holdings is able to write and consequently, our financial condition and results of operations.

In addition, customer concentration may adversely affect our financial condition if a significant customer chooses to increase its use of other mortgage insurers, merges with a competitor or exits the mortgage finance business, chooses alternatives to mortgage insurance or experiences a decrease in its business. Loss of business from significant customers, or any single customer, may not be replaced by business from other customers, existing or new. As a result of market conditions or changes in regulatory requirements, Enact Holdings’ lending customers may decide to write business only with a limited number of mortgage insurers or only with certain mortgage insurers.

Geographic concentration in Enact Holdings’ mortgage portfolio increases its exposure to losses due to localized economic conditions. Enact Holdings seeks to diversify its insured loan portfolio geographically; however, customer concentration might lead to concentrations in specific regions in the United States.

Our businesses could be adversely impacted from deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continually reviews the effectiveness of our disclosure controls and procedures and internal control over financial reporting, it is possible that our internal control over financial reporting may not be effective in fully accomplishing our control objectives. Any material weaknesses in internal control over financial reporting, such as those we have reported in the past, or any other failure to maintain effective disclosure controls and procedures could result in material errors or restatements in our historical financial statements or untimely filings, which could cause investors to lose confidence in our reported financial information, that would result in a material adverse impact on our business and financial condition.

Our computer systems and those of our third-party service providers have in the past failed or been compromised and may in the future fail or be compromised, including through cybersecurity breaches; we may experience issues from new and complex information technology methodologies such as artificial intelligence; and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, any of which could expose confidential information such as personal information of our customers or employees, damage our reputation, impair our ability to conduct business effectively, result in enforcement action or litigation, and materially adversely affect our business, financial condition and results of operations.

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

Technology continues to evolve and plays an ever-increasing role in our business. While it is our goal to safeguard information assets from physical theft and cybersecurity threats including by preventing cybersecurity incidents, our information security measures may not detect, and protect information assets from, or fully mitigate, these ever-increasing risks. Information assets include both information itself in the form of computer data, written materials, knowledge and supporting processes, and the information technology systems, networks, other electronic devices and storage media used to store, process, retrieve and transmit that information. As more information is used and shared by our employees, customers and suppliers, both within and outside our company, cybersecurity threats become expansive in nature. Additionally, cybersecurity threats have continued to grow in sophistication, in part through the deployment of artificial intelligence technologies. The confidentiality, integrity, security and availability of information are essential to maintaining our reputation and ability to conduct our operations. Although we have implemented controls and continue to train our employees and conduct cybersecurity-related due diligence on third-party service providers, a cybersecurity event could still occur and could go undetected for an extended period of time, either of which would cause damage to our reputation with our customers, distributors and other stakeholders, could have a material adverse effect on our business, financial condition or results of operations, or expose us to litigation or other enforcement actions.

For example, during the second quarter of 2023, we were notified by PBI Research Services (“PBI”), one of our third-party vendors, that PBI was subject to the widely reported security events involving the MOVEit file transfer system (the “MOVEit Cybersecurity Incident”), which PBI uses in the performance of its services. Following an investigation, as discussed in our Form 8-K filed on June 22, 2023 and our Annual Report on Form 10-K filed on February 29, 2024, we determined that approximately 2.5 million to 2.7 million of our policyholders’ or other customers’ personal information, including social security numbers, was exposed to and obtained by the threat actor as a result of the MOVEit Cybersecurity Incident. We do not believe this incident has had or will have a material adverse effect on our business, results of operations or financial condition. However, we could suffer a material adverse effect in the future, especially if the amount of insurance coverage we maintain is not sufficient to cover claims or liabilities from a future incident.

We retain confidential information in our computer systems, and we rely on commercial technologies to maintain the security, integrity and availability of those systems, including computers or mobile devices. Anyone who is able to circumvent our security measures and penetrate our computer systems or misuse authorized access could access, view, misappropriate, alter, delete or disclose any information in the systems, including personal information, personal health information and proprietary business information. Our employees, distribution partners and other vendors use portable computers or mobile devices which may contain similar information to that in our computer systems, and these devices have been and can be lost, stolen or damaged, and therefore subject to the same risks as our other computer systems. In addition, an increasing number of states and foreign countries require that affected parties be notified or other actions be taken (which could involve significant costs to us) if a security breach results in the unlawful disclosure of personal information. We have experienced occasional, actual or attempted breaches of our cybersecurity, although to date, none of these breaches has had a material effect on our business, operations or reputation. Any compromise of the security of our computer systems or those of our partners and third-party service providers that results in the unauthorized disclosure of customer personal information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to regulatory scrutiny and significant civil and criminal liability and require us to incur significant technical, legal and other expenses.

Cybersecurity, data privacy and artificial intelligence risks and uncertainties have come under increased scrutiny in recent years, with various countries, government agencies and insurance regulators introducing and/or passing legislation in an attempt to safeguard personal information from escalating cybersecurity threats and other unknown risks and uncertainties, as well as to ensure the responsible use of artificial intelligence. For additional details, see “Regulation—Other Laws and Regulations—Privacy and cybersecurity.” We have implemented internal policies, practices and controls designed to comply with applicable data privacy and security laws. Moreover, artificial intelligence technologies offer numerous potential benefits (e.g., creating or increasing operational efficiencies), but deployment of such technologies also poses certain risks, including that they may be misused, or the models or datasets on which the models are trained may be flawed or otherwise may function in an unexpected manner. Failure, by us or any third-party on which we rely, to comply with these data privacy and data protection laws, regulations and rules may result in enforcement action, litigation, monetary fines or other penalties, which could have a material adverse effect on our business, financial condition and reputation. For additional details on our cybersecurity risk management, strategy and governance, see “Item 1C—Cybersecurity.” With respect to artificial intelligence, the relative newness of the technology, the speed at which it is being adopted, and the paucity of artificial intelligence-specific regulations and standards increases these risks.

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

We rely on third-party vendors to efficiently execute in-house processes and other outsourcing arrangements, as well as to provide unique or cost-efficient products or services. We rely on the controls and risk management processes of these third parties. Our reliance on third-party vendors that we do not control does not relieve us of our responsibilities and requirements. While we have certain contractual protections and perform third-party vendor due diligence procedures, it is possible that third-party vendors may not provide accurate and complete information to us, maintain adequate internal controls, meet their obligations on a timely basis and adhere to the provisions of our agreements. If any third-party provider (or such third party’s supplier, vendor or subcontractor) experiences any deficiency in internal controls, determines that its practices and procedures used in providing services to us (including administering any of our policies) require review, or it otherwise fails to provide services to us in accordance with appropriate standards, we could incur expenses and experience other adverse effects as a result. Additionally, if a third-party vendor is unable to source and maintain a capable workforce or supply us with contractors during times of peak volume, then we may be unable to satisfy our customer obligations and/or regulatory reporting requirements. In addition, some third-party vendors may provide unique services and the loss of those services may be difficult to replace and/or the cost to receive the third-party services may be significant, including conversion costs to establish the appropriate technology infrastructure. Any of the above scenarios could lead to reputational damage and/or an adverse financial impact, including the imposition of penalties or being subject to litigation costs.

Insurance and Product-Related Risks

Enact Holdings may be unable to maintain or increase capital in its mortgage insurance subsidiaries in a timely manner, on anticipated terms or at all, including through improved business performance, reinsurance or similar transactions, securities offerings or otherwise, in each case as and when required.

Enact Holdings may require incremental capital to support its growth, meet regulatory or GSE capital requirements, comply with rating agency criteria to maintain ratings, repay its debt, operate and meet unexpected cash flow obligations. Our ability to support the capital needs of Enact Holdings is limited. Accordingly, we are largely reliant on Enact Holdings to support its own capital needs. Furthermore, our current plans do not include any additional minority sales resulting in Genworth owning less than 80% of Enact Holdings, and accordingly,

Enact Holdings’ ability to raise additional capital by issuing its stock to third parties is limited. Enact Holdings’ inability to fund or raise the capital required in the anticipated timeframes and on the anticipated terms, including refinancing its existing debt, could cause a reduction in its business levels or subject it to a variety of regulatory actions, which would have a material adverse impact on our business, results of operations and financial condition.

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

As Enact Holdings recognizes a significant percentage of its earned premiums from insurance policies written in previous years, the length of time insurance remains in-force is an important determinant of Genworth’s mortgage insurance revenues. Fannie Mae, Freddie Mac and many other mortgage investors generally permit a borrower to ask the loan servicer to cancel the borrower’s obligation to pay for mortgage insurance when the principal amount of the mortgage falls below 80% of the home’s value. Factors that tend to reduce the length of time our mortgage insurance remains in-force include:

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

Any change in the methodology by which servicers determine the cancellation dates of mortgage insurance under HOPA; GSE requirements or otherwise, including as a result of changes in law or regulation; GSE rules or guidance; and/or for any other reason, could reduce the amount of Enact Holdings’ insurance in-force and may have a material adverse effect on our financial condition and results of operations.

Enact Holdings experienced elevated persistency in 2022 through 2024 primarily as a result of the higher interest rate environment in response to inflationary pressures. Higher persistency on certain higher-risk products could have a material adverse effect if claims generated by such products increase. Conversely, a decrease in persistency generally would reduce the amount of Enact Holdings’ insurance in-force and could have a material adverse effect on our financial condition and results of operations.

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

If one or more of the alternatives described above, or new alternatives that enter the market, are chosen over private mortgage insurance, Enact Holdings’ revenue could be adversely impacted. The loss of business in general or the specific loss of more profitable business in Enact Holdings could have a material adverse effect on our results of operations and financial condition.

Additionally, Enact Holdings competes with the FHA and the VA, as well as certain local- and state-level housing finance agencies. Separately, the GSEs compete with Enact Holdings through certain of their risk-sharing insurance programs. Those competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In addition, those governmental enterprises typically do not have the same capital requirements or cost of capital that Enact Holdings and other mortgage insurance companies have and therefore may have financial flexibility in their pricing and capacity that could put Enact Holdings at a competitive disadvantage. In the event that one of these enterprises decides to change prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit or risk management motive, Enact Holdings may be unable to compete effectively, which could have a material adverse effect on our business, financial condition and results of operations. See “—Changes to the charters or practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, financial condition and results of operations.”

Enact Holdings’ delegated underwriting and loss mitigation programs may subject its mortgage insurance subsidiaries to unanticipated claims.

Certain of Enact Holdings’ customers commit Enact Holdings to insure loans that use its pre-established guidelines under delegated underwriting authority. Delegated underwriting represented approximately 71% and

70% of Enact Holdings’ total new insurance written by loan count for the years ended December 31, 2024 and 2023, respectively. Once a customer is accepted into Enact Holdings’ delegated underwriting program, a loan originated by that customer is generally insured without validating the accuracy of the data submitted, investigating for fraud or reviewing to ensure the customer followed the pre-established delegated underwriting guidelines. Under this program, it is possible a customer could commit Enact Holdings to insure a material number of loans that would fail Enact Holdings’ pre-established guidelines for delegated underwriting but pass its model, among other criteria, before Enact Holdings discovers the problem and terminates the customer’s delegated underwriting authority. Although coverage on such loans may be rescindable or otherwise limited under the terms of Enact Holdings’ master policies, the burden of establishing the right to rescind or deny coverage lies with the insurer. To the extent that Enact Holdings’ customers exceed their delegated underwriting authorities, our business, results of operations and financial condition could be materially adversely affected.

Enact Holdings has delegated to the GSEs, which have in turn delegated to most of their servicers, the authority to accept modifications, short sales and deeds-in-lieu of foreclosure on loans Enact Holdings insures. Servicers are required to operate under protocols established by the GSEs in accepting these loss mitigation alternatives. Enact Holdings depends on servicers in making these decisions and mitigating its exposure to losses. In some cases, loss mitigation decisions favorable to the GSEs may not be favorable to Enact Holdings and may increase the incidence of paid claims. Inappropriate delegation protocols or failure of servicers to service in accordance with the protocols may increase the magnitude of Enact Holdings’ losses and have an adverse effect on our business, results of operations and financial condition. Enact Holdings’ delegation of loss mitigation decisions to the GSEs is subject to cancellation, but exercise of these cancellation rights may have an adverse effect on Enact Holdings’ relationship with the GSEs and customers.

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

We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, floods, wildfires, tornadoes and other extreme weather events, many of which could be exacerbated by climate change. Increasing geopolitical tensions and war (including the Russian invasion of Ukraine, the Israel-Hamas conflict and economic competition between the United States and China) could impact the economic environment and reduce available resources or increase costs due to supply chain impacts, including restricting oil supply and/or increasing the price of oil. The risk of a public health emergency, including from a pandemic, exposes us to risks similar to those experienced during COVID-19. A future natural or man-made disaster could disrupt our computer systems and our ability to conduct or process business, as well as lead to unexpected changes in mortgage borrower, policyholder and contractholder behavior. We are also exposed to the continued threat of terrorism, military actions and other man-made disasters, which may cause significant volatility in global financial markets and could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas, as well as an adverse effect on home prices in those areas, which could result in increased loss experience in our mortgage insurance subsidiaries. Disasters or a public health emergency, including a pandemic, could also disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

Our inability to anticipate and leverage new technology developments, such as artificial intelligence, could adversely affect the future success of our business. We cannot predict how existing and emerging guidance, rules and regulations governing the use of artificial intelligence will be interpreted or applied, or what, if any, actions may be taken regarding artificial intelligence, but any applicable regulations and limitations could result in increased compliance costs and/or lead to changes in business practices and policies. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our investments in these capabilities may not deliver the benefits anticipated or perform as expected. Moreover, our competitors may adopt artificial intelligence technologies more quickly or more effectively than we do, which could cause competitive harm. Poor implementation of new technologies, including artificial intelligence, by us or our third-party service providers, could subject us to additional risks we cannot adequately mitigate, which could have a material adverse impact to our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments
We have no unresolved comments from the staff of the SEC.

Item 1C.	Cybersecurity
We have identified information technology and cybersecurity risk as some of the most significant risk types to our business. Related to these identified risk types, we have classified our top risks and report them to both senior management and the risk committee of Genworth Financial’s Board of Directors, which in turn reports to the Board of Directors. For additional information regarding the risks associated with these matters, see “Item 1A—Risk Factors.”
Risk Management and Strategy
Genworth’s risk management framework recognizes the significant operational risk, including risk of losses, from cybersecurity incidents and the importance of a strong cybersecurity program for effective risk management.
As part of our overall risk management, we have implemented a Data Security and Cybersecurity Program (the “DSCP”) which sets policy expectations, ensures broad coverage over information technology risks, integrates the Information Security and Information Technology Risk Management Framework into our broader risk management systems, establishes clear roles and governance, and aligns control expectations to the National Institute of Standards and Technology (“NIST”). Under the DSCP, we have processes for identifying, assessing, escalating and managing technology and cybersecurity risk.
The DSCP employs various controls and policies to secure our operations and information, which include monitoring, reporting, managing and remediating cybersecurity threats and incidents.
Key features of the DSCP include access controls, security training, system security testing, dedicated security personnel, security event monitoring, and when necessary, consultation with third-party data security experts.
Through a cross-functional team, we assess and mitigate risks associated with our third-party providers and have processes in place to regularly monitor and evaluate cybersecurity risks, threats and incidents associated with the use of third-party providers, as well as monitoring rights, as appropriate. Our information security team, overseen by our Chief Information Security Officer (“CISO”), conducts annual information security awareness training for employees involved in our systems and processes that handle customer data. We also conduct periodic cybersecurity awareness training with management and the Board of Directors, including cybersecurity preparedness exercises. In addition, the DSCP includes an incident response plan, which coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to assess the materiality of the incident, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal reporting and other obligations and mitigate reputational damage. We also carry insurance that provides protection against certain losses arising from a cybersecurity incident.
Additionally, we have procedures set forth in the DSCP for reporting and responding to potential cybersecurity incidents as well as determining applicable disclosure requirements, including timely incident reporting. For example, as disclosed in our
Form 8-K
filed on June 22, 2023 and our Annual Report on
Form 10-K
filed on February 29, 2024, after being notified of the MOVEit Cybersecurity Incident, we, together with PBI, promptly launched an investigation to determine whether and to what extent personal information had been unlawfully accessed as a result of that incident. We determined that approximately 2.5 million to 2.7 million of our policyholders’ or other customers’ personal information, including social security numbers, was exposed to and obtained by the threat actor as a result of the MOVEit Cybersecurity Incident. We do not believe the MOVEit Cybersecurity Incident has had any impact on any of our information systems, including our financial systems, and there has not been any material interruption of our business operations.
While we are continuing to measure the impact of remediation expenses and other potential liabilities, neither this incident, nor other known cybersecurity threats, has had or is reasonably likely to have a material adverse effect on our business strategy, results of operations or financial condition.
See “Item 1A—Risk Factors—Our computer systems and those of our third-party service providers have in the past failed or been compromised and may in the future fail or be

6
4

compromised, including through cybersecurity breaches; we may experience issues from new and complex information technology methodologies such as artificial intelligence; and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, any of which could expose confidential information such as personal information of our customers or employees, damage our reputation, impair our ability to conduct business effectively, result in enforcement action or litigation, and materially adversely affect our business, financial condition and results of operations.”
Governance
Our Board of Directors recognizes the importance of maintaining the privacy and security of customer information, as well as the availability and integrity of our systems, and consequently dedicates meaningful time and attention to the oversight of cybersecurity risk. In light of these risks, our Board of Directors is actively engaged in the oversight of the Company’s information technology, which includes periodic briefings on cybersecurity threats and participation in cybersecurity preparedness exercises. Furthermore, under its charter, the Board’s risk committee has primary responsibility for information technology risk oversight, including as it relates to cybersecurity and data security matters. In this capacity, the risk committee oversees the Company’s processes for identifying, assessing and managing technology and cybersecurity risk, including a risk-based escalation process, which requires that the risk committee be notified by management and, as necessary, receive regular briefings on the matter, and work with management, including Genworth’s CISO and Chief Risk Officer (“CRO”), to assess and manage the risk and implement the Company’s response to the incident, as appropriate.
Genworth’s CISO and CRO, both members of management, support the cybersecurity risk oversight responsibilities of the Board and the risk committee and involve applicable management personnel in cybersecurity risk management. The risk committee receives periodic reports from the CISO and CRO on the Company’s technology and cybersecurity risk profiles, information security program and key cybersecurity initiatives. Additionally, the CISO and CRO follow a risk-based escalation process to notify the risk committee outside of the regular reporting cycle when they identify actual or potential substantive cybersecurity risks or issues.
Genworth’s CISO is an information technology and security professional with 24 years of experience and 12 years of service at Genworth. In his 24 years of experience, he has held roles in information technology infrastructure administration, information technology infrastructure, security consulting and security administration. He received a Bachelor of Science Degree in Business Administration from Regent University and is a Certified Information Systems Security Professional (CISSP).
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
Genworth leases a newly renovated 174,000 square foot facility for use as its headquarters in Richmond, Virginia and owns one facility in Lynchburg, Virginia with approximately 210,000 square feet, both of which are used by our Long-Term Care Insurance and Life and Annuities segments. In addition, Genworth leases 11,000 square feet in Lynchburg, Virginia, and another 170,000 square feet of office space in five locations throughout the United States. One of Genworth’s international subsidiaries leases approximately 4,000 square feet of office space in Mexico. Enact Holdings leases its headquarters facility in Raleigh, North Carolina, which consists of approximately 130,000 square feet, and leases one other office space of approximately 2,000 square feet in Washington, D.C.

6
5

Genworth also owns a campus facility in Richmond, Virginia, which previously served as its headquarters, consisting of approximately 450,000 square feet in four buildings. Genworth has entered into a contract to sell this facility. As of December 31, 2024, the asset group was classified as held-for-sale
and was included within other assets in our consolidated balance sheet.

Item 3.	Legal Proceedings
See note 22 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for a description of material pending litigation and regulatory matters affecting us.

Item 4.	Mine Safety Disclosures
Not applicable.

6
6

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our Common Stock is listed on the New York Stock Exchange under the symbol “GNW.” As of February 20, 2025, we had 273 holders of record of our Common Stock.

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

In April 2021, we were included in the S&P SmallCap 600 Index, which is more representative of our total market capitalization. The following graph compares the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return on the S&P 500 Stock Index, S&P 500 Insurance Index, S&P SmallCap 600 Index and S&P SmallCap 600 Insurance Index.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Genworth Financial
S&P 500 Index
S&P 500 Insurance Index
S&P SmallCap 600 Index
S&P SmallCap 600 Insurance Index

	2019	2020	2021	2022	2023	2024
Genworth Financial, Inc.	$100.00	$85.91	$92.05	$120.23	$151.82	$158.86
S&P 500®	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P 500 Insurance Index	$100.00	$99.56	$131.54	$144.86	$158.28	$200.73
S&P SmallCap 600 Index	$100.00	$111.29	$141.13	$118.41	$137.42	$149.37
S&P SmallCap 600 Insurance Index	$100.00	$102.61	$107.76	$89.91	$97.63	$125.76

Dividends

In November 2008, Genworth Financial’s Board of Directors suspended the payment of dividends to its shareholders indefinitely. In 2022, Genworth Financial’s Board of Directors approved a new share repurchase program. Any amounts used for the purpose of returning capital to Genworth Financial’s shareholders, including share repurchases or dividends if a new dividend policy is ultimately approved, will be dependent on many factors. These factors will include, in addition to any other factors that may arise in the future, the receipt of dividends and/or other returns of capital from Enact Holdings, Genworth’s operating results and financial condition, legal requirements, regulatory constraints, debt obligations of Genworth Holdings and Enact Holdings, our credit and financial strength ratings, the capital requirements of our subsidiaries, including for future growth, and other factors Genworth Financial’s Board of Directors deems relevant. In addition, we cannot assure you when, whether or at what level we will resume paying dividends on Genworth Financial’s common stock.

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Issuer Purchases of Common Stock

The following table sets forth information regarding Genworth Financial’s share repurchases during the three months ended December 31, 2024:

(Dollar amounts in millions, except per share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar amount of shares that may yet be purchased under the program (1)
October 1, 2024 through October 31, 2024	1,401,753	$6.84	1,401,753	$197
November 1, 2024 through November 30, 2024	2,461,584	$7.34	2,461,584	$179
December 1, 2024 through December 31, 2024	3,151,349	$7.52	3,151,349	$155

Total	7,014,686		7,014,686

(1)

On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial could repurchase up to $350 million of its outstanding common stock. On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under the existing share repurchase program. Under the program, share repurchases may be made at the Company’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time. For additional information on the share repurchase program, including certain repurchases made subsequent to periods provided in the chart above, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in “Item 8—Financial Statements and Supplementary Data.”

Item 7 of our Annual Report on Form 10-K generally discusses year-to-year comparisons between the years ended December 31, 2024 and 2023. Discussions of information related to 2022 and year-to-year comparisons between 2023 and 2022 are not included in this Form 10-K. Comparative discussions between 2023 and 2022 can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

Our business

Genworth Financial, through its principal insurance subsidiaries, offers mortgage and long-term care insurance products. Genworth Financial is the parent company of Enact Holdings, a leading provider of private mortgage insurance in the United States through its mortgage insurance subsidiaries. Genworth Financial’s U.S. life insurance subsidiaries offer long-term care insurance and also manage in-force blocks of life insurance and annuity products which are no longer sold. We report our business results through three segments: Enact; Long-Term Care Insurance; and Life and Annuities. In addition to our three segments, we report certain of our results of operations in Corporate and Other.

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

•

Policy fees and other income. Policy fees and other income consists primarily of fees assessed against policyholder and contractholder account values, surrender charges, cost of insurance assessed on universal and term universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker-dealer commission revenues, fee revenue from contract underwriting services and other fees.

Our expenses consist primarily of the following:

•

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of benefits paid, interest accretion expense, and other reserve activity related to future policy benefits for long-term care insurance, life insurance, and fixed and variable annuities, and claim costs incurred related to mortgage insurance products.

•

Liability remeasurement (gains) losses. Liability remeasurement (gains) losses represent changes to the net premium ratio for actual variances from expected experience and updates to cash flow assumptions used to measure long-duration traditional and limited-payment insurance contracts.

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

•

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are costs and expenses that are related directly to the successful acquisition of new or renewal insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses. We allocate certain corporate expenses to each of our segments using various methodologies.

•

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs (“DAC”) and intangibles consists primarily of the amortization of capitalized acquisition costs, present value of future profits and capitalized software.

•	Interest expense. Interest expense primarily represents interest incurred on borrowings of Genworth Holdings and Enact Holdings.

•

Provision (benefit) for income taxes. We allocate tax to our businesses at the U.S. corporate federal income tax rate of 21%. Each segment is then adjusted to reflect the unique tax attributes of that segment, such as permanent differences between U.S. GAAP and tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other.

The effective tax rates disclosed herein are calculated using whole numbers. As a result, the percentages shown may differ from an effective tax rate calculated using rounded numbers.

•

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents third-party ownership interests in income of Enact Holdings, a consolidated subsidiary of Genworth Financial.

Consolidated Results of Operations

The following table sets forth the consolidated results of operations for the periods indicated:

				Increase (decrease) and
	Years ended December 31,			percentage change
(Amounts in millions)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Revenues:
Premiums	$3,480	$3,636	$3,680	$(156)	(4)%	$(44)	(1)%
Net investment income	3,160	3,183	3,146	(23)	(1)%	37	1%
Net investment gains (losses)	13	23	(2)	(10)	(43)%	25	NM (1)
Policy fees and other income	642	646	671	(4)	(1)%	(25)	(4)%

Total revenues	7,295	7,488	7,495	(193)	(3)%	(7)	—%

Benefits and expenses:
Benefits and other changes in policy reserves	4,766	4,783	4,303	(17)	—%	480	11%
Liability remeasurement (gains) losses	153	587	(290)	(434)	(74)%	877	NM (1)
Changes in fair value of market risk benefits and associated hedges	(13)	(12)	(104)	(1)	(8)%	92	88%
Interest credited	453	503	504	(50)	(10)%	(1)	—%
Acquisition and operating expenses, net of deferrals	977	942	1,285	35	4%	(343)	(27)%
Amortization of deferred acquisition costs and intangibles	249	264	326	(15)	(6)%	(62)	(19)%
Interest expense	115	118	106	(3)	(3)%	12	11%

Total benefits and expenses	6,700	7,185	6,130	(485)	(7)%	1,055	17%

Income from continuing operations before income taxes	595	303	1,365	292	96%	(1,062)	(78)%
Provision for income taxes	158	104	319	54	52%	(215)	(67)%

Income from continuing operations	437	199	1,046	238	120%	(847)	(81)%
Loss from discontinued operations, net of taxes	(10)	—	—	(10)	NM (1)	—	—%

Net income	427	199	1,046	228	115%	(847)	(81)%
Less: net income attributable to noncontrolling interests	128	123	130	5	4%	(7)	(5)%

Net income available to Genworth Financial, Inc.’s common stockholders	$299	$76	$916	$223	NM (1)	$(840)	(92)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

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

Use of non-GAAP measures

Reconciliation of net income (loss) to adjusted operating income (loss)

Our chief operating decision maker (“CODM”) evaluates performance and allocates resources based on a non-GAAP financial measure entitled “adjusted operating income (loss).” Our CODM evaluates adjusted operating income (loss) as a key measure to assess performance and support new business initiatives because the measure more accurately reflects overall operating performance, as it minimizes the impact of macroeconomic volatility. Our legacy U.S. life insurance subsidiaries, which comprise our Long-Term Care Insurance and Life and Annuities segments, are managed on a standalone basis; therefore, we do not allocate capital to our Long-Term Care Insurance and Life and Annuities segments.

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

While some of these items may be significant components of net income (loss) determined in accordance with U.S. GAAP, we believe that adjusted operating income (loss), and measures that are derived from or incorporate adjusted operating income (loss), are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. Adjusted operating income (loss) is not a substitute for net income (loss) determined in accordance with U.S. GAAP. In addition, our definition of adjusted operating income (loss) may differ from the definitions used by other companies.

Adjustments to reconcile net income (loss) to adjusted operating income (loss) assume a 21% tax rate and are net of the portion attributable to noncontrolling interests. Changes in fair value of market risk benefits and associated hedges are adjusted to exclude changes in reserves, attributed fees and benefit payments.

The following table presents a reconciliation of net income to adjusted operating income for the years ended December 31:

(Amounts in millions)	2024	2023	2022
Net income available to Genworth Financial, Inc.’s common stockholders	$299	$76	$916
Add: net income attributable to noncontrolling interests	128	123	130

Net income	427	199	1,046
Less: loss from discontinued operations, net of taxes	(10)	—	—

Income from continuing operations	437	199	1,046
Less: net income from continuing operations attributable to noncontrolling interests	128	123	130

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	309	76	916
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(17)	(25)	2
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	(43)	(22)	(142)
(Gains) losses on early extinguishment of debt (3)	2	(2)	6
Expenses related to restructuring	12	4	2
Pension plan termination costs	—	—	8
Taxes on adjustments	10	10	26

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$273	$41	$818

(1)	For the years ended December 31, 2024 and 2023, net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $4 million and $2 million, respectively.
(2)

Changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(30) million, $(10) million and $(38) million for the years ended December 31, 2024, 2023 and 2022, respectively.

(3)	(Gains) losses on early extinguishment of debt were net of the portion attributable to noncontrolling interests of $2 million for the year ended December 31, 2024.

Other than pension plan termination costs incurred in 2022 related to one of our defined benefit pension plans, there were no infrequent or unusual items excluded from adjusted operating income during the periods presented.

Earnings per share

The following table provides basic and diluted earnings per common share for the periods indicated:

				Increase (decrease) and
	Years ended December 31,			percentage change
(Amounts in millions, except per share amounts)	2024	2023	2022	2024 vs. 2023			2023 vs. 2022
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.71	$0.16	$1.82	$0.55	NM	(1)	$(1.66)	(91)%

Diluted	$0.70	$0.16	$1.79	$0.54	NM	(1)	$(1.63)	(91)%

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.69	$0.16	$1.82	$0.53	NM	(1)	$(1.66)	(91)%

Diluted	$0.68	$0.16	$1.79	$0.52	NM	(1)	$(1.63)	(91)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.63	$0.09	$1.62	$0.54	NM	(1)	$(1.53)	(94)%

Diluted	$0.62	$0.09	$1.60	$0.53	NM	(1)	$(1.51)	(94)%

Weighted-average common shares outstanding:
Basic	433.9	468.8	504.4

Diluted	439.4	474.9	510.9

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including performance stock units, restricted stock units and other equity-based awards.

The following table presents a summary of adjusted operating income (loss) for our segments and Corporate and Other for the periods indicated:

				Increase (decrease) and
	Years ended December 31,			percentage change
(Amounts in millions)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$585	$552	$578	$33	6%	$(26)	(4)%
Long-Term Care Insurance segment	(176)	(242)	320	66	27%	(562)	(176)%
Life and Annuities segment:
Life insurance	(94)	(275)	(111)	181	66%	(164)	(148)%
Fixed annuities	30	50	62	(20)	(40)%	(12)	(19)%
Variable annuities	26	37	21	(11)	(30)%	16	76%

Life and Annuities segment	(38)	(188)	(28)	150	80%	(160)	NM (1)

Corporate and Other	(98)	(81)	(52)	(17)	(21)%	(29)	(56)%

Adjusted operating income available to Genworth
Financial, Inc.’s common stockholders	$273	$41	$818	$232	NM (1)	$(777)	(95)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

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

2024 compared to 2023

•	Net income in 2024 and 2023 was $299 million and $76 million, respectively, and adjusted operating income was $273 million and $41 million, respectively.

•	Enact segment

•	Adjusted operating income increased primarily attributable to higher net investment income and premiums, partially offset by higher new delinquencies in 2024.

•	Long-Term Care Insurance segment

•

The adjusted operating loss decreased primarily driven by lower liability remeasurement losses, net insurance recoveries and higher income from limited partnerships, partially offset by lower renewal premiums in 2024.

•	Life and Annuities segment

•	Life insurance

•

The adjusted operating loss decreased primarily from liability remeasurement gains in 2024 compared to losses in 2023, partially offset by lower premiums and a less favorable change in reserves in 2024 in our term life insurance products related to block runoff.

•	Fixed annuities

•

Adjusted operating income decreased mainly from unfavorable assumption updates of $9 million primarily related to our fixed indexed annuity lapse assumptions in 2024, as well as lower net spreads primarily related to block runoff.

•	Variable annuities

•	Adjusted operating income decreased largely from an unfavorable lapse assumption update of $5 million in 2024 compared to favorable assumption updates in 2023.

•	Corporate and Other

•	The adjusted operating loss increased primarily from higher expenses related to CareScout growth initiatives, partially offset by a higher benefit for income taxes in 2024.

Significant Developments and Strategic Highlights

Enact segment

•

Mortgage insurance portfolio. Enact’s primary persistency rate of 83% for the year ended December 31, 2024 decreased from 85% for the year ended December 31, 2023 due to rate volatility throughout 2024. Elevated persistency continued to offset the decline in new insurance written, contributing to primary insurance in-force growth of $5.9 billion in 2024. New insurance written decreased 4% during 2024 compared to 2023.

•

Loss performance. Enact recorded pre-tax reserve releases of $252 million in 2024 primarily related to favorable cure performance and loss mitigation activities compared to pre-tax reserve releases of $241 million in 2023. New primary delinquencies in 2024 increased compared to 2023 largely due to the aging of large, newer books of business.

•

PMIERs compliance. Enact’s PMIERs sufficiency ratio was 167% or $2,052 million above the PMIERs requirements as of December 31, 2024. On August 21, 2024, the GSEs and the FHFA released updated PMIERs requirements phasing in a revision to the available assets standards between March 31, 2025 and September 30, 2026. Enact expects to hold capital sufficiency well in excess of these requirements and does not expect the impact of these updates to be material to its sufficiency. For additional details on the updated requirements, see “Item 1—Regulation—Enact—Mortgage Insurance Regulation— Other U.S. Regulation and Agency Qualification Requirements.”

Long-Term Care Insurance segment

•

In-force rate actions. We estimate that the cumulative economic benefit of approved rate actions in our long-term care insurance multi-year in-force rate action plan since 2012 through 2024 was approximately $31.2 billion, on a net present value basis, based on our current updated assumptions regarding future premiums and benefit reductions from approved rate actions and legal settlements as described in “Results of Operations and Selected Financial and Operating Performance Measures by Segment.” This estimated cumulative economic benefit reflects meaningful progress toward reaching our latest estimate of approximately $35.8 billion for the total net present value included in our multi-year in-force rate action plan, based on our current updated assumptions. As a result, the remaining estimated amount to be achieved through future rate action approvals under our in-force rate action plan is approximately $4.6 billion.

•

Actual variances from expected experience. Unfavorable variances between actual and expected experience resulted in a pre-tax impact of $241 million primarily driven by lower terminations and higher claims.

•

Annual assumption review. As part of our annual review of cash flow assumptions in the fourth quarter of 2024, our long-term care insurance business had an unfavorable pre-tax impact of $20 million reflecting updates to better align healthy life and near-term benefit utilization assumptions with recent experience. These unfavorable impacts were largely offset by favorable assumption updates for future in-force rate action approvals based on recent experience and favorable updates to our short-term incidence assumptions for IBNR claims. See “—Critical Accounting Estimates—Liability for future policy benefits” for additional information on the impact of changes in our long-term care insurance cash flow assumptions.

Life and Annuities segment

•

Annual assumption review. As part of our annual review of cash flow assumptions in the fourth quarter of 2024, our universal life insurance products had an unfavorable pre-tax impact of $28 million reflecting updates to mortality and interest rate assumptions. See “—Critical Accounting Estimates—Policyholder account balances – additional insurance liabilities” for additional information on the impact of changes in our life insurance cash flow assumptions. Our annuity products had an unfavorable pre-tax impact of $22 million primarily from updates to our lapse assumptions.

Capital of U.S. life insurance subsidiaries

•

As of December 31, 2024 and 2023, the consolidated RBC ratio on a company action level basis of our U.S. domiciled life insurance subsidiaries was approximately 306% and 303%, respectively. The increase was primarily attributable to statutory earnings during 2024 and an increase in the value of our limited partnership portfolio, partially offset by higher required capital as the portfolio grows. Statutory earnings reflected favorable impacts as a result of premium increases and benefit reductions from in-force rate actions and legal settlements in our long-term care insurance products and a benefit from the impact of interest rate and equity market performance in our variable annuity products.

Capital and liquidity

•

Capital returns and share repurchases. During 2024, Genworth Holdings received $289 million of capital returns from Enact Holdings, and Genworth Financial executed $186 million of share repurchases, before excise taxes and other associated costs.

•

Borrowings. Genworth Holdings repurchased $66 million principal amount of its debt in 2024. In June 2024, Enact Holdings redeemed all $750 million aggregate principal amount outstanding of its 6.50% senior notes due in 2025 (“2025 Notes”). Enact Holdings funded the redemption primarily through the net proceeds from the issuance of its $750 million 6.25% senior notes due in 2029 (“2029 Notes”).

•

Capital contributions. We plan to invest additional capital in CareScout Services in 2025 as we continue to build out the offering. We also plan to contribute capital to our CareScout Insurance subsidiary in 2025 to meet the regulatory requirements of a new start-up insurer as we re-enter the long-term care insurance market. See “Part I—Item 1—Business—Strategic Priorities—CareScout growth initiatives.”

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Enact segment

Trends and conditions

Results of our Enact segment are affected primarily by the following factors: competitor actions; unemployment or underemployment levels; other economic and housing market trends, including interest rates, home prices, the number of first-time homebuyers, and mortgage origination volume mix and practices; the size of the overall private mortgage insurance market and the effect of regulatory actions thereon; the levels and aging of mortgage delinquencies; the effect of seasonal variations; the inventory of unsold homes; loan modification and other servicing efforts; and litigation, among other items. References to “Enact” included in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Enact segment” are, unless the context otherwise requires, to our Enact segment.

Macroeconomic environment

During 2024, the U.S. economy continued to show positive signs but faced lingering uncertainty due to inflationary pressure, the geopolitical environment and other macroeconomic concerns. Mortgage origination activity increased modestly in 2024 but remained relatively slow due to elevated mortgage rates and sustained low housing supply. Over the past few years, housing affordability has deteriorated as elevated mortgage rates and home price appreciation outpaced median family income, according to the National Association of Realtors Housing Affordability Index. National home prices continued to rise in 2024, according to the FHFA Monthly Purchase-Only House Price Index.

The unemployment rate increased to 4.1% in December 2024, compared to 3.7% in December 2023. As of December 31, 2024, the number of unemployed Americans was approximately 6.9 million, and the number of long-term unemployed over 26 weeks was approximately 1.6 million.

Forbearance and loss mitigation programs

Borrowers’ ability to utilize extended forbearance timelines permitted through the Coronavirus Aid, Relief, and Economic Security Act and the GSEs’ COVID-19 servicing-related policies ended in 2023. Borrowers that meet general hardship and program guidelines continue to have access to standard forbearance policies as a loss mitigation option. In addition, in March 2023, the GSEs announced new loss mitigation programs that allow six-month payment deferrals for borrowers facing financial hardship.

Although it is difficult to predict the future level of reported forbearance and how many of the loans in a forbearance plan that remain current on their monthly mortgage payment will go delinquent, servicer reported forbearances have generally declined. As of December 31, 2024, approximately 1.1% or 10,943 of Enact’s active primary policies were reported in a forbearance plan, of which approximately 34% were reported as delinquent. Approximately 9% of Enact’s primary new delinquencies in 2024 were subject to a forbearance plan compared to 13% in 2023.

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

On October 24, 2022, the FHFA announced its validation and approval of certain credit score models for anticipated use by the GSEs and proposed changing the required number of credit reports provided by lenders from all three nationwide consumer reporting agencies to only two. The validation of the new credit scores is currently expected to require lenders to deliver both credit scores for each loan sold to the GSEs. Implementation, which has been delayed beyond 2025, will require system and process updates.

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

Mortgage insurance portfolio

New insurance written of $51.0 billion in 2024 decreased 4% compared to 2023. Changes in new insurance written are primarily impacted by the size of the mortgage insurance market and Enact’s market share. Enact’s primary persistency rate was 83% for the year ended December 31, 2024 compared to 85% for the year ended December 31, 2023. Persistency remained elevated in 2024 but decreased compared to 2023 due to rate volatility. Elevated persistency continued to offset lower new insurance written, contributing to an increase in primary insurance in-force of $5.9 billion during 2024.

Net earned premiums increased in 2024 compared to 2023 primarily driven by insurance in-force growth and higher assumed premiums, mostly consisting of Enact Re’s GSE credit risk transfer participation and multifamily reinsurance, partially offset by higher ceded premiums.

Loss experience

Enact’s loss ratio was 4% for the year ended December 31, 2024, compared to 3% for the year ended December 31, 2023. Enact released reserves of $252 million during 2024 primarily driven by favorable cure performance on delinquencies from prior years and loss mitigation activities. As part of the reserve adjustments in 2024, Enact decreased its claim rate assumptions largely as a result of sustained favorable cure performance and lessening uncertainty in the economic environment, impacting both current and prior year delinquencies. Enact released reserves of $241 million in 2023 primarily related to favorable cure performance on delinquencies from 2022 and earlier, including those related to COVID-19.

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

New primary delinquencies for the year ended December 31, 2024 increased compared to the year ended December 31, 2023, primarily due to the aging of large, newer books of business. New primary delinquencies of 48,537 contributed $287 million of loss expense in 2024, while Enact incurred $265 million of losses from 41,617 new primary delinquencies in 2023. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions.

Capital requirements

As of December 31, 2024, EMICO’s risk-to-capital ratio under North Carolina law and enforced by the NCDOI, EMICO’s domestic insurance regulator, was approximately 10.5:1, compared with a risk-to-capital ratio of 11.6:1 as of December 31, 2023. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.

Under PMIERs, Enact is subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. As of December 31, 2024, Enact had estimated available assets of $5,095 million against $3,043 million net required assets under PMIERs compared to available assets of $5,006 million against $3,119 million net required assets as of December 31, 2023. The sufficiency ratio as of December 31, 2024 was 167% or $2,052 million above the PMIERs requirements, compared to 161% or $1,887 million above the PMIERs requirements as of December 31, 2023.

Enact’s PMIERs required assets as of December 31, 2024 and 2023 benefited from the application of a 0.30 multiplier applied to the risk based required asset amount factor for certain non-performing loans as defined under PMIERs. The application of the 0.30 multiplier to all eligible delinquencies provided $28 million and $73 million, respectively, of benefit to Enact’s December 31, 2024 and 2023 PMIERs required assets. Enact’s third-party reinsurance transactions provided an aggregate of approximately $1,885 million and $1,714 million of PMIERs capital credit as of December 31, 2024 and 2023, respectively. These amounts are gross of any incremental reinsurance benefit from the elimination of the 0.30 multiplier. Per guidance released by the GSEs in the third quarter of 2024, use of the multiplier will be discontinued effective March 31, 2025.

On August 21, 2024, the GSEs and the FHFA released updated PMIERs requirements phasing in a revision to the available assets standards between March 31, 2025 and September 30, 2026. Enact expects to hold capital sufficiency well in excess of these requirements and does not expect the impact of these updates to be material to its sufficiency. For additional details, see “Item 1—Regulation—Enact—Mortgage Insurance Regulation—Other U.S. Regulation and Agency Qualification Requirements.”

Recent transactions

During 2024, Enact executed excess of loss reinsurance transactions that provide up to $270 million of reinsurance coverage on a portion of its new insurance written in 2024 and $90 million of reinsurance coverage on a portion of its existing new insurance written between July 2023 and December 2023. Enact also executed quota share reinsurance agreements under which it ceded approximately 21% of a portion of new insurance written for its 2024 book year and will cede, subject to certain conditions, approximately 27% of a portion of expected new insurance written for each of its 2025 and 2026 book years.

On January 27, 2025, Enact executed two excess of loss reinsurance transactions that provide approximately $225 million and $260 million, respectively, of reinsurance coverage on a portion of expected new insurance written for the 2025 and 2026 book years. See note 7 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional details on Enact’s reinsurance transactions. Enact may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time.

Capital returns

In November 2024, EMICO completed a distribution to Enact Holdings that supports its ability to pay a quarterly dividend. Future dividend payments are subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial. In addition to Enact’s quarterly dividend program, Enact Holdings announced approval by its board of directors on May 1, 2024 of a share repurchase program which allows for the repurchase of up to $250 million of its common stock. Genworth Holdings has agreed to participate in share repurchases in order to maintain its overall ownership at approximately its current level. As the majority shareholder, Genworth Holdings received $289 million of capital returns from Enact Holdings during 2024, comprised of $91 million of quarterly dividends and $198 million of share repurchases.

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

Segment results of operations

The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2022	2024 vs. 2023
Revenues:
Premiums	$980	$957	$940	$23	2%
Net investment income	240	208	155	32	15%
Net investment gains (losses)	(22)	(14)	(2)	(8)	(57)%
Policy fees and other income	4	2	2	2	100%

Total revenues	1,202	1,153	1,095	49	4%

Benefits and expenses:
Benefits and other changes in policy reserves	39	27	(94)	12	44%
Acquisition and operating expenses, net of deferrals	224	212	227	12	6%
Amortization of deferred acquisition costs and intangibles	10	11	12	(1)	(9)%
Interest expense	51	52	52	(1)	(2)%

Total benefits and expenses	324	302	197	22	7%

Income from continuing operations before income taxes	878	851	898	27	3%
Provision for income taxes	190	186	194	4	2%

Income from continuing operations	688	665	704	23	3%
Less: net income attributable to noncontrolling interests	128	123	130	5	4%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	560	542	574	18	3%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	18	12	2	6	50%
(Gains) losses on early extinguishment of debt, net (2)	9	—	—	9	NM (3)
Expenses related to restructuring	4	—	3	4	NM (3)
Taxes on adjustments	(6)	(2)	(1)	(4)	(200)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$585	$552	$578	$33	6%

(1)	For the years ended December 31, 2024 and 2023, net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $4 million and $2 million, respectively.
(2)	For the year ended December 31, 2024, (gains) losses on the early extinguishment of debt were net of the portion attributable to noncontrolling interests of $2 million.
(3)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2024 compared to 2023

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income increased primarily attributable to higher net investment income and premiums, partially offset by higher new delinquencies in 2024.

Revenues

Premiums increased mainly driven by insurance in-force growth and higher assumed premiums, mostly consisting of Enact Re’s GSE credit risk transfer participation and multifamily reinsurance, partially offset by higher ceded premiums in 2024.

Net investment income increased primarily from higher investment yields and higher average invested assets in 2024.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Benefits and other changes in policy reserves increased primarily driven by higher new delinquencies, partially offset by higher favorable reserve adjustments in 2024. Enact released reserves of $252 million in 2024 primarily related to favorable cure performance on delinquencies from prior years and loss mitigation activities. During 2023, Enact released $241 million of reserves primarily related to favorable cure performance on prior year delinquencies, including those related to COVID-19.

Acquisition and operating expenses, net of deferrals, increased primarily due to an $11 million loss on the early redemption of Enact Holdings’ 2025 Notes in 2024.

Provision for income taxes. The effective tax rate was 21.6% and 21.8% for the years ended December 31, 2024 and 2023, respectively, consistent with the U.S. corporate federal income tax rate.

Enact selected operating performance measures

Management’s discussion and analysis of our Enact segment contains selected operating performance measures including “new insurance written,” “insurance in-force” and “risk in-force,” which are commonly used in the insurance industry as measures of operating performance.

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

Management also regularly monitors and reports a loss ratio and an expense ratio for our Enact segment. We consider the loss ratio, which is the ratio of benefits and other changes in policy reserves to net earned premiums, to be a measure of underwriting performance. The expense ratio is the ratio of general expenses to net earned premiums. Enact’s general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles. We believe these ratios help to enhance the understanding of the operating performance of our Enact segment.

The following table sets forth selected operating performance measures regarding Enact as of and for the dates indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2022	2024 vs. 2023
Primary insurance in-force	$268,825	$262,937	$248,262	$5,888	2%
Risk in-force:
Primary	$69,985	$67,529	$62,791	$2,456	4%
Pool	57	69	79	(12)	(17)%

Total risk in-force	$70,042	$67,598	$62,870	$2,444	4%

New insurance written	$51,002	$53,081	$66,485	$(2,079)	(4)%

2024 compared to 2023

Primary insurance in-force and risk in-force

Primary insurance in-force increased mainly from new insurance written and elevated persistency, partially offset by lapses and cancellations. The primary persistency rate was 83% and 85% for the years ended December 31, 2024 and 2023, respectively. Total risk in-force increased primarily as a result of higher primary insurance in-force.

New insurance written

Changes in new insurance written are primarily impacted by the size of the mortgage insurance market and Enact’s market share.

Loss and expense ratios

The following table sets forth the loss and expense ratios for Enact for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2024	2023	2022	2024 vs. 2023
Loss ratio	4%	3%	(10)%	1%
Expense ratio	24%	23%	25%	1%

The loss ratio increased largely from higher new delinquencies, partially offset by higher favorable reserve adjustments in 2024, as discussed above.

The expense ratio increased primarily due to an $11 million loss on the early redemption of Enact Holdings’ 2025 Notes, which increased the expense ratio by one percentage point in 2024.

Mortgage insurance loan portfolio

The following table sets forth selected financial information regarding Enact’s loan portfolio as of December 31:

(Amounts in millions)	2024	2023	2022
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$50,318	$44,955	$39,509
90.01% to 95.00%	112,362	109,227	103,618
85.01% to 90.00%	79,932	77,887	72,132
85.00% and below	26,213	30,868	33,003

Total	$268,825	$262,937	$248,262

Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$14,428	$12,878	$11,136
90.01% to 95.00%	32,686	31,781	30,079
85.01% to 90.00%	19,729	19,163	17,621
85.00% and below	3,142	3,707	3,955

Total	$69,985	$67,529	$62,791

Primary insurance in-force by credit quality at origination:
Over 760	$115,554	$110,635	$102,467
740—759	43,955	43,053	40,097
720—739	37,717	37,020	34,916
700—719	29,819	29,766	28,867
680—699	21,355	21,835	21,554
660—679(1)	11,245	11,357	10,926
640—659	6,147	6,137	6,095
620—639	2,461	2,504	2,630
<620	572	630	710

Total	$268,825	$262,937	$248,262

Primary risk in-force by credit quality at origination:
Over 760	$29,985	$28,363	$25,807
740—759	11,494	11,096	10,154
720—739	9,949	9,621	8,931
700—719	7,746	7,623	7,317
680—699	5,523	5,557	5,428
660—679(1)	2,924	2,908	2,767
640—659	1,589	1,565	1,540
620—639	629	635	665
<620	146	161	182

Total	$69,985	$67,529	$62,791

(1)	Loans with unknown FICO scores are included in the 660-679 category.

The FICO credit score is one indicator of a borrower’s credit quality. Enact continues to underwrite predominantly prime loan new business. Based upon FICO at loan closing, the weighted average FICO score of Enact’s primary insurance in-force was 745 as of December 31, 2024.

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

	2024	2023	2022
Primary insurance:
Insured loans in-force	962,849	974,516	960,306
Delinquent loans	23,566	20,432	19,943
Percentage of delinquent loans (delinquency rate)	2.45%	2.10%	2.08%

The delinquency rate as of December 31, 2024 increased compared to December 31, 2023 primarily from an increase in total delinquencies mostly driven by new delinquencies outpacing cures and paid claims.

The following tables set forth primary delinquencies, direct primary case reserves and risk in-force by aged missed payment status in Enact’s loan portfolio as of December 31:

	2024
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves(1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	12,712	$108	$849	13%
4 - 11 payments	7,701	191	545	35%
12 payments or more	3,153	173	213	81%

Total	23,566	$472	$1,607	29%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

	2023
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves(1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,166	$88	$629	14%
4 - 11 payments	6,934	205	469	44%
12 payments or more	3,332	184	200	92%

Total	20,432	$477	$1,298	37%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

Reserves as a percentage of risk in-force as of December 31, 2024 decreased compared to December 31, 2023 as Enact has experienced cures among long-term delinquencies with higher reserves and has reduced the expected claim rate on new delinquencies.

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

	% of primary risk in-force as of December 31, 2024	% of direct primary case reserves as of December 31, 2024(1)	Delinquency rate as of December 31,
			2024	2023	2022
By State:
California	12%	12%	2.53%	2.22%	2.09%
Texas	9%	9%	2.64%	2.22%	2.12%
Florida(2)	8%	12%	3.67%	2.39%	2.54%
New York(2)	5%	10%	3.30%	3.05%	2.95%
Illinois(2)	4%	6%	2.96%	2.61%	2.54%
Arizona	4%	3%	2.35%	1.93%	1.78%
Michigan	4%	3%	2.14%	1.94%	1.79%
Georgia	3%	4%	3.02%	2.23%	2.23%
North Carolina	3%	2%	2.14%	1.56%	1.59%
Pennsylvania	3%	3%	2.17%	2.19%	2.17%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
(2)	Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

	% of primary risk in-force as of December 31, 2024	% of direct primary case reserves as of December 31, 2024(1)	Delinquency rate as of December 31,
			2024	2023	2022
By MSA or MD:
Phoenix, AZ MSA	3%	3%	2.41%	2.01%	1.83%
Chicago-Naperville, IL MD	3%	4%	3.29%	2.88%	2.84%
Atlanta, GA MSA	3%	3%	3.02%	2.40%	2.42%
New York, NY MD	2%	6%	3.53%	3.60%	3.75%
Houston, TX MSA	2%	3%	3.58%	2.67%	2.60%
Dallas, TX MD	2%	2%	2.38%	1.92%	1.86%
Washington-Arlington, DC MD	2%	2%	2.03%	2.01%	1.85%
Riverside-San Bernardino, CA MSA	2%	3%	3.25%	2.83%	2.89%
Los Angeles-Long Beach, CA MD	2%	2%	2.65%	2.39%	2.18%
Denver-Aurora-Lakewood, CO MSA	2%	1%	1.38%	1.12%	1.12%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

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

The following table sets forth the dispersion of Enact’s direct primary case reserves, primary insurance in-force and risk in-force by year of policy origination, as well as weighted average mortgage interest rate and delinquency rate as of December 31, 2024:

(Amounts in millions)	Weighted average rate (1)	% of direct primary case reserves(2)	Primary insurance in-force	% of total	Primary risk in-force	% of total	Delinquency rate
Policy Year 2008 and prior	5.33%	10%	$4,860	2%	$1,256	2%	8.17%
2009 to 2016	4.00%	6	5,138	2	1,332	2	4.75%
2017	4.32%	4	3,907	1	1,036	1	4.37%
2018	4.83%	5	4,790	2	1,233	2	4.66%
2019	4.23%	8	11,415	4	2,984	4	3.31%
2020	3.26%	14	34,940	13	9,553	14	2.14%
2021	3.11%	21	57,266	21	15,043	21	2.25%
2022	4.88%	20	53,063	20	13,476	19	2.50%
2023	6.62%	10	45,208	17	11,719	17	1.83%
2024	6.70%	2	48,238	18	12,353	18	0.49%

Total portfolio	4.88%	100%	$268,825	100%	$69,985	100%	2.45%

(1)	Average annual mortgage interest rate weighted by insurance in-force.
(2)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

Loss reserves in policy years 2008 and prior are outsized compared to their representation of risk in-force. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses Enact will experience on these policy years, they have become a smaller percentage of its total mortgage insurance portfolio. The concentration of loss reserves has shifted to newer book years in line with changes in risk in-force. As of December 31, 2024, Enact’s 2017 and newer policy years represented approximately 96% of its primary risk in-force and 84% of its total direct primary case reserves.

The ratio of the claim paid to the current risk in-force for a loan is referred to as “claim severity.” The current risk in-force is equal to the unpaid principal amount multiplied by the coverage percentage. The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend partly upon the time required to complete foreclosure, which varies depending upon state laws. Pre-foreclosure sales, acquisitions and other early workout and claim administration actions help to reduce overall claim severity. Enact’s average primary mortgage insurance claim severity was 99%, 97% and 94% for the years ended December 31, 2024, 2023 and 2022, respectively, and was impacted by low claim volumes and lifetime home price appreciation. The average claim severities do not include the effects of agreements on non-performing loans.

Long-Term Care Insurance segment

Trends and conditions

The results of our long-term care insurance business depend upon how our actual experience compares with our valuation assumptions, including but not limited to in-force rate actions, morbidity, mortality and persistency. Estimates for in-force rate actions reflect certain simplifying assumptions that may vary materially from actual results, including but not limited to consistent policyholder behavior over time in addition to a uniform rate of coinsurance and premium taxes. Actual policyholder behavior may differ significantly from these assumptions. Results of our long-term care insurance business are also influenced by our ability to improve investment yields and manage expenses and reinsurance, among other factors. Changes in laws or government programs, including long-term care insurance rate action legislation, regulation and/or practices, also impact our long-term care insurance business either positively or negatively.

Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments as our actual claims experience will emerge over many years, or decades. For example, average claim reserves for new claims have trended higher over time as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts and higher inflation factors going on claim. Although new claim counts on certain of our oldest long-term care insurance blocks of business have reached their peak claim years and will decrease as the blocks run off, we expect overall claims costs to continue to increase as the approximately 609,000 insured individuals in our two largest blocks, Choice I and Choice II, with average attained ages of 77 and 74, respectively, reach their peak claim years, which are over age 85.

Additionally, we have observed an increase in the cost of care in our long-term care insurance business, due in part to elevated inflation. Increases in cost of care have resulted in higher claim payments, which could have a material adverse impact on our liquidity, results of operations and financial condition if the increases persist. We will continue to monitor our experience and make changes to our assumptions and methodologies, as appropriate, for our long-term care insurance products. Even small changes in assumptions or small deviations of actual experience from assumptions could have, and in the past have had, material impacts on our reserve levels, results of operations and financial condition.

The impacts of assumption updates and actual variances from expected experience will continue to drive volatility in our long-term care insurance results, particularly for our unprofitable capped cohorts. Our profitable uncapped cohorts have to date had a more modest earnings impact related to assumption updates and actual variances from expected experience, as a portion of the impact is reflected in current period results with the remaining majority of the impact recognized over the life of the cohort. However, as we move further from the January 2021 transition date of the accounting guidance for long-duration insurance contracts adopted on January 1, 2023, we may see increased volatility from the uncapped cohorts, with more of the impact related to assumption updates and actual variances from expected experience recognized immediately in net income. It is important to note that quarterly variations resulting from assumption updates and actual variances from expected experience are typically expected to be relatively small compared to the overall size of our liability for future policy benefits of $43.0 billion, at the locked-in discount rate, for our long-term care insurance business as of December 31, 2024.

For a discussion of potential impacts of assumption updates and actual variances from expected experience on our results of operations, see “Item 1A—Risk Factors—We may be required to increase our reserves as a result of deviations from our estimates and actuarial assumptions or other reasons, which could have a material adverse effect on our business, results of operations and financial condition.”

The financial condition of our long-term care insurance business is also impacted by interest rates. We remeasure our liability for future policy benefits and the related reinsurance recoverables at the single-A bond rate each quarter. As a result, our reported insurance liabilities are sensitive to movements in interest rates, which will likely result in continued volatility to our reserve balances and equity. For a discussion of the potential impacts and risks associated with changes in interest rates, see “Item 1A—Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability.”

Fourth quarter assumption review

In the fourth quarter of 2024, our long-term care insurance products had an unfavorable pre-tax impact of $20 million from cash flow assumption updates primarily related to updates to our healthy life and near-term benefit utilization assumptions to better align with recent experience, including cost of care inflation. Although we did not make significant changes to our multi-year in-force rate action plan, these unfavorable impacts were partially offset by favorable assumption updates for future in-force rate action approvals given our current plans for rate increase filings and our recent experience regarding approvals and regulatory support. The unfavorable impacts were also partially offset by favorable updates to our short-term incidence assumptions for IBNR claims, reducing sufficiency held through a period of heightened uncertainty around incidence during and immediately following COVID-19. While our 2024 assumption review considered trends during the pandemic years, our updates to long-term assumptions generally exclude or adjust experience data after 2019, as we do not have sufficient information around the long-term effects of COVID-19.

Under statutory cash flow testing, changes impacting active life reserves are included in our margin review and only impact statutory income if the margin falls below zero. However, changes to our claim reserve assumptions are immediately reflected in statutory income. We completed statutory cash flow testing for our life insurance subsidiaries in the fourth quarter of 2024 and concluded that the margin in GLIC was positive and within the $0.5 billion to $1.0 billion range. However, GLICNY had a negative margin and recorded additional statutory reserves of $79 million in 2024.

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

In addition, we have reached three legal settlements regarding alleged disclosure deficiencies in premium increases for long-term care insurance policies. These legal settlements cover approximately 70% of our long-term care insurance block and have had the effect of accelerating benefit reductions. We began implementing the third and final legal settlement during the second quarter of 2023, and its implementation was materially completed in the fourth quarter of 2024. These legal settlements resulted in an overall net favorable economic impact to our long-term care insurance business as they reduced tail risk on these long-duration liabilities.

While we expect renewal premiums to decline over time as the block runs off, benefit reductions elected by policyholders in connection with our in-force rate actions and legal settlements have accelerated that decline. However, we expect this decline to be partially offset by future approved rate actions.

Segment results of operations

The following table sets forth the results of operations relating to our Long-Term Care Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2022	2024 vs. 2023
Revenues:
Premiums	$2,310	$2,463	$2,500	$(153)	(6)%
Net investment income	1,940	1,914	1,900	26	1%
Net investment gains (losses)	66	114	19	(48)	(42)%

Total revenues	4,316	4,491	4,419	(175)	(4)%

Benefits and expenses:
Benefits and other changes in policy reserves	3,774	3,802	3,788	(28)	(1)%
Liability remeasurement (gains) losses	172	321	(317)	(149)	(46)%
Acquisition and operating expenses, net of deferrals	423	452	413	(29)	(6)%
Amortization of deferred acquisition costs and intangibles	69	71	74	(2)	(3)%

Total benefits and expenses	4,438	4,646	3,958	(208)	(4)%

Income (loss) from continuing operations before income taxes	(122)	(155)	461	33	21%
Provision (benefit) for income taxes	3	(3)	125	6	200%

Income (loss) from continuing operations	(125)	(152)	336	27	18%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	(66)	(114)	(19)	48	42%
Expenses related to restructuring	1	—	(1)	1	NM (1)
Taxes on adjustments	14	24	4	(10)	(42)%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(176)	$(242)	$320	$66	27%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2024 compared to 2023

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss decreased primarily driven by lower liability remeasurement losses, net insurance recoveries and higher income from limited partnerships, partially offset by lower renewal premiums in 2024.

Revenues

Premiums decreased primarily driven by lower renewal premiums from benefit reduction elections made by policyholders in connection with our in-force rate actions and legal settlements and from policy terminations in 2024. The decrease was partially offset by $7 million of higher premiums in 2024 from newly implemented in-force rate actions.

Net investment income increased largely due to higher income from limited partnerships in 2024.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily due to lower net premiums collected resulting from benefit reduction elections made by policyholders in connection with our in-force rate actions and legal settlements and from policy terminations. This was partially offset by aging of the in-force block, including higher interest accretion, and higher loss adjustment expenses in 2024.

The liability remeasurement loss in 2024 was largely due to adverse actual versus expected experience primarily driven by lower terminations and higher claims. This was partially offset by net favorable cash flow assumption updates primarily related to approval amounts and implementation timing of our in-force rate action plan and a favorable update to our short-term incidence assumption for IBNR claims. The liability remeasurement loss in 2023 was largely driven by adverse actual variances from expected experience primarily related to higher claims and unfavorable timing impacts from the second legal settlement. In addition, cash flow assumption updates were unfavorable in 2023. See “ —Critical Accounting Estimates—Liability for future policy benefits—Long-term care insurance” for a discussion of the fourth quarter annual review of assumptions.

Acquisition and operating expenses, net of deferrals, decreased principally from $28 million of net insurance recoveries in 2024 related to previously incurred legal settlement expenses, as well as a $13 million accrual for legal settlement costs in 2023 that did not recur. These decreases were partially offset by higher employee-related expenses in 2024.

Provision (benefit) for income taxes. The tax provision in 2024 was primarily attributable to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income, partially offset by a tax benefit related to the pre-tax loss. The tax benefit in 2023 was primarily related to the pre-tax loss, partially offset by tax expense on certain forward starting swap gains.

Long-Term Care Insurance selected operating performance measures

Liability remeasurement (gains) losses

We include expectations for benefit reductions related to in-force rate actions and legal settlements as well as cash payments made to policyholders who elect certain reduced benefit options in connection with the legal settlements, referred to as settlement payments, in our assumptions for the liability for future policy benefits, which have impacted and will continue to impact our reported U.S. GAAP financial results. We update the net premium ratio quarterly for actual variances from expected experience; therefore, forecasted cash flow assumptions will be replaced with actual cash flows each quarter with any difference recorded in net income (loss). As a result, variances between actual experience and our expectations for benefit reductions will be reflected in liability remeasurement (gains) losses in our operating results on a quarterly basis.

The following table sets forth the pre-tax components of the liability remeasurement (gains) losses, net of reinsurance, for the periods indicated:

				(Increase) decrease and
	Years ended December 31			percentage change
(Amounts in millions)	2024	2023	2022	2024 vs. 2023
Cash flow assumption updates	$(69)	$52	$(335)	$(121)	NM (1)
Actual variances from expected experience	241	269	18	(28)	(10)%

Total liability remeasurement (gains) losses	$172	$321	$(317)	$(149)	(46)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

For additional discussion of liability remeasurement (gains) losses, see the comparison for this line item above.

In-force rate actions

As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions in order to maintain the self-sustainability of our legacy U.S. life insurance subsidiaries and reduce the strain on earnings and capital.

Management regularly monitors and reports in-force rate actions, including state filing approvals; impacted in-force premiums; weighted-average percentage rate increases approved; and gross incremental premiums approved in our Long-Term Care Insurance segment. We also estimate the cumulative economic benefit of approved rate actions in our long-term care insurance multi-year in-force rate action plan on a net present value basis, discounted at our investment portfolio yield. This is based on current assumptions and is defined as the net present value of historical and future expected premium increases and benefit reductions as a result of rate increases approved on individual and group long-term care insurance policies. It also includes the net present value of reserve reductions related to legal settlements less settlement payments. We monitor these selected operating performance measures for in-force rate actions to track our progress on maintaining the self-sustainability of our legacy U.S. life insurance subsidiaries. We consider these in-force rate action metrics to be measures of financial performance and help to enhance the understanding of the operating performance of our Long-Term Care Insurance segment.

The following table sets forth filing approvals as part of our multi-year in-force rate action plan for the years ended December 31:

(Dollar amounts in millions)	2024	2023	2022
State filings approved	97	117	139
Impacted in-force premiums	$870	$697	$1,143
Weighted-average percentage rate increase approved	39%	51%	48%
Gross incremental premiums approved	$343	$354	$549

We estimate that the cumulative economic benefit of approved rate actions in our multi-year in-force rate action plan from 2012 through December 31, 2024 was approximately $31.2 billion, on a net present value basis, based on our current updated assumptions regarding future premiums and benefit reductions from approved rate actions. This represents a significant increase in estimated rate actions achieved since December 31, 2023, including $2.1 billion of value from rate action approvals and legal settlement implementations in 2024 and an increase of $1.1 billion in the value of benefit reductions connected with our previously achieved rate actions and legal settlements from the impact of our assumption updates.

During the year ended December 31, 2024, we also submitted 90 new filings on approximately $525 million in annualized in-force premiums. The total in-force premiums submitted in 2024 were lower than previous years due to past successes in achieving approvals. In some cases, we received large approvals that either materially completed the current multi-year rate action plan, which removed the need to re-file in the near-term, or resulted in multi-year implementations, which delayed the expected submission of a subsequent filing to beyond 2024.

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

We continue to work closely with the NAIC and state regulators to demonstrate the broad-based need for actuarially justified rate increases in order to pay future claims. Because obtaining actuarially justified rate increases and associated benefit reductions is important to our ability to pay future claims, we will consider litigation against states that decline to approve those actuarially justified rate increases. As of December 31, 2024, we were in litigation with two states that have refused to approve actuarially justified rate increases for certain products.

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

Results of our life insurance and annuity products are also impacted by interest rates. For a discussion of the potential impacts and risks associated with changes in interest rates, see “Item 1A—Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability.”

We no longer solicit sales of traditional life insurance and annuity products; however, we continue to service our existing retained and reinsured blocks of business.

Life insurance

Results of our life insurance products are impacted primarily by mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors.

Mortality levels may deviate each period from historical trends. Overall mortality experience during 2024 was largely consistent with 2023. We have experienced unfavorable mortality compared to our then-current and priced-for assumptions in recent years for our universal life insurance block. Reinsurance costs typically increase due to natural aging of the yearly renewable term reinsured blocks. We have also received some yearly renewable term reinsurance premium increases from some of our reinsurance partners that reflect unfavorable mortality.

In the fourth quarter of 2024, our universal life insurance products had an unfavorable pre-tax impact of $28 million from cash flow assumption updates reflecting unfavorable updates to mortality assumptions for contracts originating from term life insurance conversions and interest rate assumptions given the recent rate environment. Consistent with our long-term care insurance business, our 2024 assumption review considered trends during the pandemic years, but updates to our long-term assumptions generally exclude or adjust experience data after 2019, as we do not have sufficient information around the long-term effects of COVID-19.

Certain of our universal life insurance products with secondary guarantees are subject to additional reserves on a statutory basis using regulatory prescribed assumptions, including mortality improvement and the reinvestment rate, which is measured from July to June each year and increased from July 2023 to June 2024. The benefits from the reinvestment rate and mortality improvement more than offset negative assumption updates in these products from a statutory income perspective.

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

In the fourth quarter of 2024, we had an unfavorable pre-tax impact of $16 million from assumption updates primarily related to our fixed indexed annuity lapse assumptions.

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

In the fourth quarter of 2024, our variable annuity products had an unfavorable pre-tax impact of $6 million from an update to our lapse assumptions.

Segment results of operations

The following table sets forth the results of operations relating to our Life and Annuities segment for the periods indicated:

				Increase (decrease) and
	Years ended December 31,			percentage change
(Amounts in millions)	2024	2023	2022	2024 vs. 2023
Revenues:
Premiums	$179	$207	$234	$(28)	(14)%
Net investment income	959	1,042	1,083	(83)	(8)%
Net investment gains (losses)	(20)	(49)	(4)	29	59%
Policy fees and other income	638	646	669	(8)	(1)%

Total revenues	1,756	1,846	1,982	(90)	(5)%

Benefits and expenses:
Benefits and other changes in policy reserves	962	963	620	(1)	—%
Liability remeasurement (gains) losses	(19)	266	27	(285)	(107)%
Changes in fair value of market risk benefits and associated hedges	(13)	(12)	(104)	(1)	(8)%
Interest credited	453	503	504	(50)	(10)%
Acquisition and operating expenses, net of deferrals	235	213	604	22	10%
Amortization of deferred acquisition costs and intangibles	166	181	240	(15)	(8)%

Total benefits and expenses	1,784	2,114	1,891	(330)	(16)%

Income (loss) from continuing operations before income taxes	(28)	(268)	91	240	90%
Provision (benefit) for income taxes	(8)	(59)	16	51	86%

Income (loss) from continuing operations	(20)	(209)	75	189	90%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	20	49	4	(29)	(59)%
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges(1)	(43)	(22)	(142)	(21)	(95)%
Expenses related to restructuring	—	—	(1)	—	—%
Pension plan termination costs	—	—	8	—	—%
Taxes on adjustments	5	(6)	28	11	183%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(38)	$(188)	$(28)	$150	80%

(1)

For the years ended December 31, 2024, 2023 and 2022, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(30) million, $(10) million and $(38) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the products included in our Life and Annuities segment for the periods indicated:

Increase (decrease) and
Years ended December 31,	percentage change
(Amounts in millions)	2024	2023	2022	2024 vs. 2023
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$(94)	$(275)	$(111)	$181	66%
Fixed annuities	30	50	62	(20)	(40)%
Variable annuities	26	37	21	(11)	(30)%

Total adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(38)	$(188)	$(28)	$150	80%

2024 compared to 2023

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•

The adjusted operating loss in our life insurance products decreased primarily from liability remeasurement gains in 2024 compared to losses in 2023, partially offset by lower premiums and a less favorable change in reserves in 2024 in our term life insurance products related to block runoff.

•

Adjusted operating income in our fixed annuity products decreased mainly from unfavorable assumption updates of $9 million primarily related to our fixed indexed annuity lapse assumptions in 2024, as well as lower net spreads primarily related to block runoff.

•	Adjusted operating income in our variable annuity products decreased largely from an unfavorable lapse assumption update of $5 million in 2024 compared to favorable assumption updates in 2023.

Revenues

Premiums. The decrease was driven by our life insurance products largely due to the continued runoff of our in-force blocks.

Net investment income

•	Our fixed and variable annuity products decreased $39 million and $6 million, respectively, primarily attributable to lower average invested assets in 2024 driven mostly by block runoff.

•	Our life insurance products decreased $38 million largely from lower policy loan rates in our corporate-owned life insurance products in 2024.

Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Benefits and other changes in policy reserves

•	Our fixed annuity products decreased $12 million largely attributable to block runoff.

•	Our variable annuity products decreased $10 million largely from higher reserve releases in 2024.

•

Our life insurance products increased $21 million primarily from a less favorable change in reserves in our term life insurance products in 2024 related to block runoff and a favorable flooring adjustment in 2023 that did not recur. These increases were partially offset by an increase in cost of reinsurance reserves related to a ceded reinsurance transaction in 2023 that did not recur.

Liability remeasurement (gains) losses. The favorable variance was mainly driven by a gain in 2024 compared to a loss in 2023 primarily driven by our life insurance products. The liability remeasurement gain in 2024 was primarily due to a $58 million model refinement related to certain universal life insurance products with secondary guarantees, partially offset by $28 million of unfavorable updates to our mortality assumptions for universal life insurance contracts and our interest rate assumptions. The liability remeasurement loss in our life insurance products in 2023 was principally driven by unfavorable updates of $256 million primarily related to our persistency assumptions for certain universal life insurance products with secondary guarantees and unfavorable mortality updates, including more modest mortality improvement. The unfavorable updates in 2023 were partially offset by net favorable impacts related to a ceded reinsurance transaction.

Changes in fair value of market risk benefits and associated hedges. The higher gain in 2024 was primarily attributable to favorable interest rate impacts, partially offset by unfavorable updates to our lapse assumptions of $13 million in our fixed indexed annuity products and $6 million in our variable annuity products compared to favorable assumption updates in 2023. Our variable annuity products also included higher derivative losses in 2024.

Interest credited

•	Our life insurance products decreased $37 million primarily driven by lower policy loan rates in our corporate-owned life insurance products in 2024.

•	Our fixed annuity products decreased $13 million largely due to block runoff, partially offset by higher crediting rates in 2024.

Acquisition and operating expenses, net of deferrals. The increase was primarily driven by higher operating costs in our life insurance and fixed annuity products and a $5 million legal settlement accrual in 2024.

Amortization of deferred acquisition costs and intangibles. The decrease was largely due to block runoff in our term life insurance products.

Provision (benefit) for income taxes. The effective tax rate was 27.4% and 22.1% for the years ended December 31, 2024 and 2023, respectively. The increase in the effective tax rate was primarily attributable to tax benefits from tax favored items in relation to a lower pre-tax loss in 2024.

Life and Annuities selected operating performance measures

Liability remeasurement (gains) losses

The following table sets forth the pre-tax components of the liability remeasurement (gains) losses, net of reinsurance, for the periods indicated:

				(Increase) decrease and
	Years ended December 31,			percentage change
(Amounts in millions)	2024	2023	2022	2024 vs. 2023
Cash flow assumption updates	$27	$256	$(37)	$(229)	(89)%
Actual variances from expected experience	(46)	10	64	(56)	NM (1)

Total liability remeasurement (gains) losses	$(19)	$266	$27	$(285)	(107)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

For additional discussion of liability remeasurement (gains) losses, see the comparison for this line item above.

Life insurance

The following table sets forth insurance in-force for our life insurance products as of the dates indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2024	2023	2022	2024 vs. 2023
Term and whole life insurance
Life insurance in-force, net of reinsurance	$41,386	$44,121	$48,162	$(2,735)	(6)%
Life insurance in-force, before reinsurance	$238,865	$270,950	$300,145	$(32,085)	(12)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$88,700	$90,427	$92,719	$(1,727)	(2)%
Life insurance in-force, before reinsurance	$89,283	$91,024	$93,336	$(1,741)	(2)%
Universal life insurance
Life insurance in-force, net of reinsurance	$27,228	$28,710	$29,798	$(1,482)	(5)%
Life insurance in-force, before reinsurance	$30,583	$32,199	$33,622	$(1,616)	(5)%

The decrease in insurance in-force in our life insurance products reflects the continued runoff of our in-force blocks.

Corporate and Other

Results of operations

The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

				Increase (decrease) and
	Years ended December 31,			percentage change
(Amounts in millions)	2024	2023	2022	2024 vs. 2023
Revenues:
Premiums	$11	$9	$6	$2	22%
Net investment income	21	19	8	2	11%
Net investment gains (losses)	(11)	(28)	(15)	17	61%
Policy fees and other income	—	(2)	—	2	100%

Total revenues	21	(2)	(1)	23	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	(9)	(9)	(11)	—	—%
Acquisition and operating expenses, net of deferrals	95	65	41	30	46%
Amortization of deferred acquisition costs and intangibles	4	1	—	3	NM (1)
Interest expense	64	66	54	(2)	(3)%

Total benefits and expenses	154	123	84	31	25%

Loss from continuing operations before income taxes	(133)	(125)	(85)	(8)	(6)%
Benefit for income taxes	(27)	(20)	(16)	(7)	(35)%

Loss from continuing operations	(106)	(105)	(69)	(1)	(1)%
Adjustments to loss from continuing operations:
Net investment (gains) losses	11	28	15	(17)	(61)%
(Gains) losses on early extinguishment of debt	(7)	(2)	6	(5)	NM (1)
Expenses related to restructuring	7	4	1	3	75%
Taxes on adjustments	(3)	(6)	(5)	3	50%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(98)	$(81)	$(52)	$(17)	(21)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2024 compared to 2023

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss increased primarily from higher expenses related to CareScout growth initiatives, partially offset by a higher benefit for income taxes in 2024.

Revenues

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased primarily from higher expenses related to CareScout growth initiatives, as well as higher employee-related expenses. These increases were partially offset by $5 million of higher gains in 2024 related to the repurchase of Genworth Holdings’ debt.

Amortization of DAC and intangibles in 2024 primarily relates to amortization of capitalized software.

The increase in the benefit for income taxes was primarily related to a higher pre-tax loss, favorable provision to return adjustments and lower terminations of share-based awards in 2024.

Investments and Derivative Instruments

Trends and conditions

Investments

During the year ended December 31, 2024, our investment portfolio was impacted, and we believe will continue to be impacted, by the following macroeconomic trends:

•

The U.S. Federal Reserve decreased the federal funds rate by 100 basis points in 2024 and continues to monitor inflation and labor market conditions, which will influence its plan for additional changes to interest rates in 2025.

•	During the fourth quarter of 2024, U.S. Treasury yields increased compared to both September 30, 2024 and December 31, 2023.

•

Credit spreads tightened during the fourth quarter of 2024 as credit fundamentals remained strong amidst an optimistic macroeconomic backdrop; however, future uncertainty remains as economic policies shift and international trade evolves.

•

While our investment portfolio has exposure to the State of California, we have limited exposure to the areas impacted by the January 2025 Los Angeles wildfires. Therefore, we do not expect a material impact on our results of operations, nor do we believe there is a material risk to the valuation of our investment portfolio.

•

As of December 31, 2024, our investment portfolio exposure to Israel was immaterial and there has been no impact on our results of operations from the Israel-Hamas conflict. At this time, we do not believe there is a material risk to the valuation of our investment portfolio due to credit losses or direct write-offs that may arise as a result of the conflict.

•	As of December 31, 2024, our fixed maturity securities portfolio, which was 97% investment grade, comprised 75% of our total invested assets and cash.

Derivatives

•	As of December 31, 2024, $1.1 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”).

•

The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of December 31, 2024, we posted initial margin of $74 million to our clearing agents, which represented $37 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings.

•

As of December 31, 2024, $12.6 billion notional of our derivatives portfolio was in bilateral OTC derivative transactions pursuant to which we have posted aggregate independent amounts of $554 million and are holding collateral from counterparties in the amount of $11 million.

Investment results

The following table sets forth information about investment income, excluding net investment gains (losses), for each component of our investment portfolio for the years ended December 31:

							Increase (decrease)
	2024		2023		2022		2024 vs. 2023
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$2,238	4.5%	$2,244	4.5%	$2,296	0.1%	$(6)
Fixed maturity securities—non-taxable	5.7%	2	4.2%	3	4.7%	5	1.5%	(1)
Equity securities	2.9%	13	3.0%	11	4.0%	10	(0.1)%	2
Commercial mortgage loans	4.5%	297	4.4%	302	4.6%	321	0.1%	(5)
Policy loans	8.3%	189	10.2%	224	10.0%	211	(1.9)%	(35)
Limited partnerships (1)	5.1%	152	4.5%	117	4.7%	99	0.6%	35
Other invested assets (2)	45.7%	270	50.5%	279	59.9%	267	(4.8)%	(9)
Cash, cash equivalents, restricted cash and short-term investments	4.8%	99	4.7%	95	1.2%	20	0.1%	4

Gross investment income before expenses and fees	5.1%	3,260	5.1%	3,275	5.0%	3,229	—%	(15)
Expenses and fees	(0.2)%	(100)	(0.2)%	(92)	(0.2)%	(83)	—%	(8)

Net investment income	4.9%	$3,160	4.9%	$3,183	4.8%	$3,146	—%	$(23)

Average invested assets and cash		$64,055		$64,637		$65,160		$(582)

(1)	Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

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

Gross annualized weighted-average investment yields were unchanged for 2024 compared to 2023 due to lower average invested assets in 2024. Net investment income decreased largely from lower yields on a large block of policy loans in our corporate-owned life insurance products and lower amortization on interest rate swaps, partially offset by higher income from limited partnerships in 2024.

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2024	2023	2022
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$49	$29	$28
Realized losses	(106)	(154)	(102)

Net realized gains (losses) on available-for-sale fixed maturity securities	(57)	(125)	(74)
Net realized gains (losses) on equity securities sold	9	(1)	—

Total net realized investment gains (losses)	(48)	(126)	(74)

Net change in allowance for credit losses on available-for-sale fixed maturity securities	(3)	(7)	—
Write-down of available-for-sale fixed maturity securities	(9)	(1)	(2)
Net unrealized gains (losses) on equity securities still held	83	53	(35)
Net unrealized gains (losses) on limited partnerships	43	111	71
Commercial mortgage loans	(16)	(5)	4
Derivative instruments	(18)	7	32
Other	(19)	(9)	2

Net investment gains (losses)	$13	$23	$(2)

2024 compared to 2023

•

We recorded $68 million of lower net realized losses related to the sale of available-for-sale fixed maturity securities in 2024. The net losses in 2023 were primarily from sales related to portfolio repositioning and liquidity management, as well as reducing regional bank exposure, including a $15 million loss related to the sale of First Republic Bank U.S. corporate bonds.

•

We recorded $30 million of higher net unrealized gains on equity securities driven by more favorable equity market performance in 2024. We also recorded $68 million of lower net unrealized gains on limited partnerships driven by less favorable private equity market performance in 2024. During 2024, we increased the provision for credit losses for both commercial mortgage loans and bank loan investments as a result of annual updates to underlying metrics included in the analytical models used to determine the adequacy of the allowance for credit losses, as well as updates to certain assumptions for bank loan investments.

•

We had $18 million of net investment losses related to derivatives in 2024 compared to $7 million of net investments gains in 2023 primarily attributable to higher losses on forward bond purchase commitments driven by an increase in interest rates compared to contracted notional interest rates, higher losses on hedging programs that support our fixed indexed annuity products and lower gains on hedging programs that support our indexed universal life insurance products.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of December 31:

	2024		2023
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Available-for-sale fixed maturity securities:
Public	$30,650	51%	$32,189	51%
Private	14,252	24	14,592	24
Equity securities	515	1	396	1
Commercial mortgage loans, net	6,411	11	6,802	10
Policy loans	2,310	4	2,220	4
Limited partnerships	3,142	5	2,821	5
Other invested assets	648	1	731	1
Cash, cash equivalents and restricted cash	2,048	3	2,215	4

Total cash, cash equivalents and invested assets	$59,976	100%	$61,966	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for these line items under “—Consolidated Balance Sheets.” See note 4 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to our investment portfolio.

We hold fixed maturity and equity securities, limited partnerships, derivatives, embedded derivatives and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of December 31, 2024, approximately 6% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 19 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to fair value.

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

	As of December 31,
(Amounts in millions)	2024			2023
	Amortized	Fair	% of	Amortized	Fair	% of
NRSRO designation	cost	value	total	cost	value	total
Public fixed maturity securities
AAA	$2,760	$2,414	8%	$2,779	$2,559	8%
AA	6,589	5,988	20	6,461	6,170	19
A	9,058	8,537	28	9,474	9,287	29
BBB	14,270	13,208	42	14,346	13,645	42
BB	521	476	2	518	498	2
B	29	27	—	32	30	—
CCC and lower	—	—	—	—	—	—

Total public fixed maturity securities	$33,227	$30,650	100%	$33,610	$32,189	100%

Private fixed maturity securities
AAA	$808	$777	5%	$866	$832	6%
AA	1,655	1,527	11	1,574	1,477	10
A	4,409	4,015	28	4,398	4,043	28
BBB	7,564	6,948	49	7,709	7,126	48
BB	904	850	6	1,037	975	7
B	92	81	1	149	117	1
CCC and lower	46	39	—	7	7	—
Not rated	15	15	—	15	15	—

Total private fixed maturity securities	$15,493	$14,252	100%	$15,755	$14,592	100%

Total fixed maturity securities
AAA	$3,568	$3,191	7%	$3,645	$3,391	7%
AA	8,244	7,515	17	8,035	7,647	16
A	13,467	12,552	28	13,872	13,330	29
BBB	21,834	20,156	45	22,055	20,771	45
BB	1,425	1,326	3	1,555	1,473	3
B	121	108	—	181	147	—
CCC and lower	46	39	—	7	7	—
Not rated	15	15	—	15	15	—

Total fixed maturity securities	$48,720	$44,902	100%	$49,365	$46,781	100%

We invest in privately placed fixed maturity securities to increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities. Generally, private placements provide us with protective covenants, call protection features and, where applicable, a higher level of collateral. However, our private placements are not as freely transferable as public securities because of restrictions imposed by federal and state securities laws, the terms of the securities and the characteristics of the private market. Based upon fair value, public fixed maturity securities represented 68% and 69%, respectively, of total fixed maturity securities as of December 31, 2024 and 2023. Private fixed maturity securities represented 32% and 31%, respectively, of total fixed maturity securities as of December 31, 2024 and 2023.

We diversify our corporate securities by industry and issuer. As of December 31, 2024, our combined holdings in the 10 corporate issuers to which we had the greatest exposure was $1.7 billion, which was approximately 3% of our total cash, cash equivalents and invested assets. The exposure to the largest single corporate issuer held as of December 31, 2024 was $274 million, which was less than 1% of our total cash, cash equivalents and invested assets. See note 4 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on diversification by sector.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of December 31:

	2024		2023
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Bank loan investments	$535	82%	$529	72%
Derivatives	56	9	131	18
Short-term investments	4	1	27	4
Other investments	53	8	44	6

Total other invested assets	$648	100%	$731	100%

Derivatives decreased largely from an increase in current market rates compared to contracted notional interest rates in 2024. Short-term investments decreased from net maturities and sales.

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

(Notional in millions)	Measurement	December 31, 2023	Additions	Maturities/ terminations	December 31, 2024
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,975	$331	$(549)	$8,757
Foreign currency swaps	Notional	131	13	—	144
Forward bond purchase commitments	Notional	1,075	1,564	—	2,639

Total cash flow hedges		10,181	1,908	(549)	11,540

Total derivatives designated as hedges		10,181	1,908	(549)	11,540

Derivatives not designated as hedges
Equity index options	Notional	702	620	(718)	604
Financial futures	Notional	1,251	4,618	(4,767)	1,102
Forward bond purchase commitments	Notional	500	—	—	500

Total derivatives not designated as hedges		2,453	5,238	(5,485)	2,206

Total derivatives		$12,634	$7,146	$(6,034)	$13,746

(Number of policies)	Measurement	December 31, 2023	Additions	Maturities/ terminations	December 31, 2024
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	5,826	—	(959)	4,867
Indexed universal life embedded derivatives	Policies	749	—	(32)	717

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

Long-term care insurance

The liability for future policy benefits for our long-term care insurance products is estimated using assumptions related to both insured individuals on claim (disabled life assumptions) and insured individuals not on claim (healthy life assumptions). Key cash flow assumptions used to estimate the liability for future policy benefits include claim termination rates, incidence and benefit utilization rates, mortality, lapse rates and in-force rate actions. Claim termination rates represent the expected rates at which claims end. Incidence rates represent the likelihood the policyholder will go on claim. Benefit utilization rates represent how much of the available policy benefits are expected to be used. In-force rate actions represent the remaining premium rate increases and associated benefit reductions not yet achieved in our long-term care insurance multi-year in-force rate action plan and are based on our best estimate given our current plans for rate increase filings and our historical experience regarding rate increase approvals.

In the fourth quarter of 2024, liability remeasurement gains (losses) within net income included unfavorable cash flow assumption updates of $20 million primarily related to updates to healthy life and near-term benefit utilization assumptions to better align with recent experience, including cost of care inflation. These unfavorable impacts were partially offset by favorable assumption updates for future in-force rate action approvals given our current plans for rate increase filings and our recent experience regarding approvals and regulatory support. The unfavorable impacts were also partially offset by favorable updates to our short-term incidence assumptions for IBNR claims, reducing sufficiency held through a period of heightened uncertainty around incidence during and immediately following COVID-19. While our 2024 assumption review considered trends during the pandemic years, our updates to long-term assumptions generally exclude or adjust experience data after 2019, as we do not have sufficient information around the long-term effects of COVID-19.

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

			Increase (decrease) and
			percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Present value of expected net premiums (1)	$14,720	$15,333	$(613)	(4)%
Present value of expected future policy benefits (1)	$50,031	$50,095	$(64)	—%

(1)	At the locked-in discount rate.

The following sensitivities reflect hypothetical unfavorable changes to certain of our significant estimates and assumptions and the associated impact it would have on liability remeasurement gains (losses) within pre-tax income for the year ended December 31, 2024:

(Amounts in millions)
5% increase in future claim costs (1)	$(1,580)
Decrease in claim termination rates (2)	$(300)
10% decrease in benefit of future in-force rate actions (3)	$(160)

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

In the fourth quarter of 2024, our annual review of cash flow assumptions did not have a significant impact on liability remeasurement gains (losses) within net income for our life insurance products. In the fourth quarter of 2023, liability remeasurement gains (losses) within net income included unfavorable cash flow assumption updates of $56 million primarily as a result of updates to our mortality assumptions, including emerging experience related to more modest mortality improvement and an expectation that mortality will continue at elevated levels in the near-term post-COVID-19.

A summary of certain of our significant estimates used in the calculation of our life insurance liability for future policy benefits, net of reinsurance recoverable, was as follows for the years ended December 31:

			Increase (decrease) and
			percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Present value of expected net premiums (1)	$1,612	$1,835	$(223)	(12)%
Present value of expected future policy benefits (1)	$1,816	$2,192	$(376)	(17)%

(1)

At the locked-in discount rate and excluding the impacts of flooring adjustments. See note 2 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

The following sensitivities reflect hypothetical unfavorable changes to certain of our significant estimates and assumptions and the associated impact it would have on liability remeasurement gains (losses) within pre-tax income for the year ended December 31, 2024:

(Amounts in millions)
2% increase in mortality	$(25)
10% increase in lapses	$(65)

Fixed annuities

The key cash flow assumption used to estimate the liability for future policy benefits for our fixed annuity products is mortality.

In the fourth quarters of 2024 and 2023, our annual review of cash flow assumptions did not have a significant impact on liability remeasurement gains (losses) within net income for our fixed annuity products.

A summary of certain of our significant estimates and assumptions used in the calculation of our fixed annuities liability for future policy benefits, net of reinsurance recoverable, was as follows for the years ended December 31:

			Increase (decrease) and
			percentage change
(Amounts in millions)	2024	2023	2024 vs. 2023
Total present value of expected future policy benefits (1)	$2,518	$2,691	$(173)	(6)%

(1)	At the locked-in discount rate.

A hypothetical decrease of 10% to our mortality assumption would have an unfavorable impact of $60 million on liability remeasurement gains (losses) within pre-tax income for the year ended December 31, 2024.

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

We perform an annual review of assumptions for our universal and term universal life insurance products in the fourth quarter. Our 2024 review resulted in an expense recorded to pre-tax income of $28 million largely associated with an unfavorable update to our mortality assumptions for universal life insurance contracts originating from term life insurance conversions and an unfavorable update to interest rate assumptions given the recent rate environment.

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

The following sensitivities reflect hypothetical unfavorable changes to certain of our significant estimates and assumptions and the associated impact it would have on liability remeasurement gains (losses) within pre-tax income for the year ended December 31, 2024:

(Amounts in millions)
100 basis point decrease in projected crediting rates	$(36)
10% decrease in lapses	$(226)
2% increase in mortality	$(43)

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

Enact’s loss reserves were $525 million and $518 million as of December 31, 2024 and 2023, respectively. In considering the potential sensitivity of the factors underlying Enact’s best estimate of its mortgage insurance reserves, it is possible that even a relatively small change in the estimated claim or severity rate could have a significant impact on loss reserves and, correspondingly, on our results of operations. For example, based on Enact’s actual experience during the three-year period ended December 31, 2024, a quarterly change of 4% in its average claim rate would change the gross loss reserve amount for such quarter by approximately $72 million, and a change of 3% in its average severity rate would change the gross loss reserve amount for such quarter by approximately $15 million.

Valuation of fixed maturity securities. Our portfolio of fixed maturity securities comprises primarily investment grade securities, which are carried at fair value.

The methodologies, estimates and assumptions used in valuing our fixed maturity securities evolve over time and are subject to different interpretations, all of which can lead to materially different estimates of fair value. Additionally, because the valuation is based on market conditions at a specific point in time, the period-to-period changes in fair value may vary significantly due to changing interest rates, as well as external macroeconomic and credit market conditions. For example, widening credit spreads will generally result in a decrease, while tightening credit spreads will generally result in an increase, in the fair value of our fixed maturity securities. Additionally, during periods of increasing interest rates, the market values of lower-yielding assets will decline. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Sensitivity Analysis—Interest Rate Risk” for the impact of hypothetical changes in interest rates on our investment portfolio.

Our valuation techniques maximize the use of observable inputs. However, for certain less liquid securities, categorized as Level 3, the valuation inputs and assumptions cannot be corroborated with observable market data and require greater estimation, resulting in values that are less certain. Additionally, the availability of observable market information may change as certain inputs may be more direct drivers of valuation at the time of pricing, or if certain assets previously in active markets become less liquid due to changes in the financial environment. As a result, more securities may be categorized as Level 3 and require more subjectivity and management judgment. As of December 31, 2024, 6% of our total fixed maturity securities related to Level 3 fixed maturity securities valued using internal pricing models. See notes 2, 4 and 19 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to the valuation of fixed maturity securities and a description of the fair value measurement estimates and level assignments.

The following tables summarize the primary sources of data considered when determining the fair value of fixed maturity securities as of December 31:

	2024
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Pricing services	$39,752	$—	$39,752	$—
Broker quotes	247	—	—	247
Internal models	4,903	—	2,357	2,546

Total fixed maturity securities	$44,902	$—	$42,109	$2,793

	2023
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Pricing services	$41,311	$—	$41,311	$—
Broker quotes	221	—	—	221
Internal models	5,249	—	2,374	2,875

Total fixed maturity securities	$46,781	$—	$43,685	$3,096

Consolidated Balance Sheets

Total assets. Total assets decreased $3,946 million from $90,817 million as of December 31, 2023 to $86,871 million as of December 31, 2024.

•

Invested assets decreased $1,823 million primarily attributable to decreases of $1,879 million in fixed maturity securities and $391 million in commercial mortgage loans, partially offset by an increase of $321 million in limited partnerships. The decrease in fixed maturity securities was predominantly related to higher interest rates decreasing the fair value of our fixed maturity investment portfolio, as well as net sales and maturities in 2024. Commercial mortgage loans decreased mostly due to payments outpacing originations. Limited partnerships increased largely from capital calls in 2024.

•

Cash and cash equivalents decreased $167 million largely due to net withdrawals from our investment contracts, federal income tax payments and repurchases of Genworth Financial’s common stock, partially offset by net sales and maturities of fixed maturity securities and commercial mortgage loan payments outpacing originations in 2024.

•	Deferred acquisition costs decreased $209 million largely driven by amortization in our life and long-term care insurance products in 2024.

•

Reinsurance recoverable decreased $1,370 million primarily due to an increase in the single-A interest rate used to discount the reinsurance recoverable and from the runoff of certain ceded products in 2024.

•

The deferred tax asset decreased $234 million principally from the net effect of changes in the discount rate used to measure the liability for future policy benefits and related reinsurance recoverables due to an increase in the single-A interest rate. In addition, we increased our valuation allowance related to deferred tax assets that would produce capital losses by $100 million through accumulated other comprehensive income (loss) in the fourth quarter of 2024. These decreases in the deferred tax asset were partially offset by an increase in net unrealized losses on investments and derivatives due to rising interest rates and an increase related to future annuity and contract benefits in 2024.

Total liabilities. Total liabilities decreased $5,042 million from $82,482 million as of December 31, 2023 to $77,440 million as of December 31, 2024.

•

The liability for future policy benefits decreased $4,045 million primarily from an increase in the single-A interest rate used to discount the liability for future policy benefits and from the runoff of our fixed annuity and life insurance products. These decreases were partially offset by an increase in our long-term care insurance reserves largely driven by aging of the in-force block, including higher interest accretion, partially offset by benefit payments outpacing premiums collected. The increase in our long-term care insurance reserves also included the effects of changes in cash flow assumptions and actual variances from expected experience. See “—Critical Accounting Estimates—Liability for future policy benefits” for additional information on the impact of changes in cash flow assumptions.

•

Policyholder account balances decreased $946 million largely driven by surrenders, withdrawals and benefit payments in our fixed annuity and universal and term universal life insurance products in 2024.

•	Market risk benefit liabilities decreased $160 million mostly related to favorable interest rate changes and equity market performance in 2024.

•	Other liabilities increased $258 million primarily from higher derivative valuations due to an increase in interest rates in 2024.

Total equity. Total equity increased $1,096 million from $8,335 million as of December 31, 2023 to $9,431 million as of December 31, 2024.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $299 million for the year ended December 31, 2024.

•

Unrealized gains (losses) on investments and derivatives qualifying as hedges decreased total equity by $1,026 million and $518 million, respectively, primarily due to an increase in interest rates in 2024.

•

Change in the discount rate used to measure future policy benefits increased total equity by $2,462 million largely attributable to an increase in the single-A interest rate used to discount the liability for future policy benefits and the related reinsurance recoverables in 2024.

•

Treasury stock increased $188 million due to the repurchase of Genworth Financial’s common stock, at cost, including excise taxes and other associated costs, resulting in a decrease to total equity in 2024.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Overview of cash flows—Genworth and subsidiaries

The following table sets forth our condensed consolidated cash flows for the years ended December 31:

(Amounts in millions)	2024	2023	2022
Net cash from operating activities	$88	$597	$1,049
Net cash from investing activities	861	1,261	733
Net cash used by financing activities	(1,115)	(1,443)	(1,554)

Net increase (decrease) in cash before foreign exchange effect	$(166)	$415	$228

Our principal sources of cash include premiums and other payments received on our insurance products and services, income from our investment portfolio and proceeds from sales and maturities of investments. Cash flows related to operating activities are affected by the timing of premiums, fees and investment income received and benefits, claims and expenses paid. Cash flows from operating activities have been invested to support the obligations of our insurance and investment products and required capital supporting these products. In analyzing our cash flows, we focus on the change in the amount of cash available and used in investing activities. Changes in cash from financing activities primarily relate to deposits to, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance of debt and equity securities; the repayment or repurchase of borrowings; the repurchase of common stock presented as treasury stock; and other capital transactions.

2024 compared to 2023

Net cash inflows from operating activities were lower in 2024 primarily driven by higher benefit payments and lower premiums collected in our long-term care insurance business, as well as higher federal income tax payments. We expect our operating cash flows to continue to be impacted by higher benefit payments and lower premiums collected on our legacy long-term care insurance products as further discussed below in “Regulated insurance subsidiaries.”

Net cash inflows from investing activities were lower in 2024 mainly due to lower net sales and maturities of fixed maturity securities and higher funding of bank loans, partially offset by commercial mortgage loan payments outpacing originations at a higher pace and lower capital calls on limited partnerships.

Net cash outflows related to financing activities were lower in 2024 primarily due to lower net withdrawals from our investment contracts and lower repurchases of Genworth Financial’s common stock, partially offset by higher repurchases of Genworth Holdings’ debt and expenses associated with Enact Holdings’ early debt redemption and issuance of new debt.

Genworth—holding company liquidity

In consideration of our liquidity, it is important to separate the needs of our holding companies from the needs of their respective subsidiaries. Genworth Financial and Genworth Holdings each act as a holding company for their respective subsidiaries and do not have any significant operations of their own. Genworth Financial’s and Genworth Holdings’ principal sources of cash are derived from dividends and other returns of capital from Enact Holdings. Additional sources of cash have included subsidiary payments to them under tax sharing and expense reimbursement arrangements and proceeds from borrowings or securities issuances. The primary uses of funds at Genworth Financial and Genworth Holdings include payments of principal, interest and other expenses on borrowings or other obligations, payment of holding company general operating expenses (including employee benefits and taxes), payments under guarantees (including guarantees of certain subsidiary obligations), payments to subsidiaries (or, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, investments in CareScout, repurchases of debt securities, repurchases of Genworth Financial’s common stock and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial. For more information on our tax obligations, refer to note 16 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

Management’s focus is predominantly on Genworth Holdings’ liquidity given it is the issuer of our outstanding public debt. We manage our legacy U.S. life insurance subsidiaries on a standalone basis and accordingly, do not expect to receive any dividends or other returns of capital from them. Therefore, our liquidity at the holding company level is highly dependent on the performance of Enact Holdings and its ability to pay timely dividends and other forms of capital returns to Genworth Holdings as anticipated. Genworth Financial has the right to appoint a majority of directors to the board of directors of Enact Holdings; however, actions taken by Enact Holdings and its board of directors are subject to and may be limited by the interests of Enact Holdings, including but not limited to, its use of capital for growth opportunities and regulatory requirements. Future dividends will be subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial and will also be dependent on a variety of economic, market and business conditions, among other considerations. In addition, insurance laws and regulations regulate the payment of dividends and other distributions to Genworth Financial and Genworth Holdings by their insurance subsidiaries. See “—Regulated insurance subsidiaries” for additional details.

Enact Holdings’ capital allocation strategy includes supporting its existing policyholders, growing its mortgage insurance business, funding attractive new business opportunities and returning capital to its shareholders. In addition to its quarterly cash dividend program, on August 1, 2023, Enact Holdings announced the approval by its board of directors of a share repurchase program under which Enact Holdings could repurchase up to $100 million of its outstanding common stock. On May 1, 2024, Enact Holdings announced a new share repurchase authorization of $250 million. Genworth Holdings has agreed to participate in order to maintain its overall ownership at approximately its current level. As the majority shareholder, Genworth Holdings received $289 million of capital returns from Enact Holdings in 2024, comprised of quarterly dividends and share repurchases. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Enact Holdings’ stock price, capital availability, business and market conditions, regulatory requirements and debt covenant restrictions, among other factors.

On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under its existing share repurchase program that began in May 2022. Pursuant to the program, during 2024, Genworth Financial repurchased 28,566,288 shares of its common stock at an average price of $6.52 per share for a total of $186 million, before excise taxes and other associated costs. Genworth Financial also executed repurchases under its share repurchase program in 2025 through a Rule 10b5-1 trading plan under which 2,789,970 shares of its common stock were repurchased through February 20, 2025 at an average price of $7.17 per share, leaving approximately $135 million available for repurchase under the program as of February 20, 2025. Further repurchases under the program will continue to be funded from holding company capital, as well as future cash flow generation, including expected future capital returns from Enact Holdings. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.

Our future use of liquidity and capital will prioritize strategic investments in CareScout and returning capital to Genworth Financial’s shareholders through share repurchases. In addition, we also expect to continue to repurchase or redeem outstanding debt from time to time (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise.

Genworth Holdings had $294 million and $350 million of unrestricted cash and cash equivalents as of December 31, 2024 and 2023, respectively. The decrease was principally driven by repurchases of Genworth Financial’s common stock, as well as interest payments on and repurchases of Genworth Holdings’ debt, partially offset by capital returns from Enact Holdings. The $294 million of Genworth Holdings’ cash and cash equivalents included approximately $186 million of advance cash payments from our subsidiaries held for future obligations, including $75 million for CareScout Insurance to meet the regulatory capital requirements of a new start-up insurer. We do not consider this cash when evaluating holding company liquidity for the purposes of allocating capital or computing our cash position relative to the cash management target discussed below. We believe Genworth Holdings’ unrestricted cash and cash equivalents provide sufficient liquidity to meet its financial obligations over the next twelve months as well as in the longer term. We expect Genworth Holdings’ liquidity to continue to be impacted by the amounts and timing of Genworth Financial’s share repurchases, investments in CareScout, and future dividends and other forms of capital returns from Enact Holdings. In addition, we began paying federal income taxes in 2023, resulting in lower intercompany cash tax payments retained by Genworth Holdings from its subsidiaries in 2024 as compared to the amounts retained during recent prior years. We anticipate lower intercompany cash tax payments to be retained going forward as we utilized our remaining foreign tax credits in 2023.

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

Capital resources and financing activities

Our current capital resource plans do not include any additional debt offerings by Genworth Holdings or minority sales of Enact Holdings. The availability of additional capital resources will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, credit ratings and the performance of and outlook for Enact Holdings and the payment of dividends and other returns of capital therefrom. For a discussion of certain risks associated with our liquidity and dependency on dividends paid by Enact Holdings, see “Item 1A—Risk Factors—Genworth Financial and Genworth Holdings depend on the ability of Enact Holdings and its subsidiaries to pay dividends and make other payments and distributions to each of them to meet their obligations,” and “Item 1A—Risk Factors—Our sources of capital have become more limited, and under certain conditions we may need to seek additional capital on unfavorable terms.”

During 2024 and 2023, Genworth Holdings repurchased $66 million and $32 million, respectively, principal amount of its debt. As of December 31, 2024, Genworth Holdings had $790 million aggregate principal amount of outstanding debt, with no maturities due until June 2034.

In 2024, given the current interest rate environment, Genworth Holdings entered into an interest rate swap designed to hedge the variable interest payments on $100 million aggregate principal amount of its floating rate junior subordinated notes due in 2066 (“2066 Notes”), locking in an approximate 5.5% fixed interest rate for a period of five years from the hedge origination date.

On May 28, 2024, Enact Holdings issued $750 million aggregate principal amount of unsecured senior notes, maturing on May 28, 2029. The 2029 Notes bear interest at an annual rate of 6.25% payable semi-annually in arrears on May 28 and November 28 of each year, which commenced on November 28, 2024. On June 3, 2024, Enact Holdings redeemed all $750 million aggregate principal amount outstanding of its 2025 Notes for a pre-tax loss of $11 million. Enact Holdings funded the redemption primarily through the net proceeds from the issuance of its 2029 Notes.

For further information about Genworth Holdings’ and Enact Holdings’ borrowings, refer to note 15 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

Regulated insurance subsidiaries

Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. See note 20 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information regarding the payment of dividends. In general, dividends are required to be submitted to an insurer’s domiciliary department of insurance for review, and distributions from sources other than unassigned surplus require affirmative approval before being paid. Based on estimated statutory results as of December 31, 2024, in accordance with applicable dividend restrictions, Enact Holdings’ U.S. mortgage insurance subsidiaries could pay dividends from unassigned surplus of approximately $153 million in 2025 without affirmative regulatory approval. However, Enact Holdings may choose not to pay dividends in 2025 at this level as it may retain capital for future growth or to meet regulatory or other capital requirements.

Our insurance subsidiaries’ principal cash inflows from operations are derived from premiums, annuity deposits and insurance and investment product fees and other income, including commissions, cost of insurance, mortality, expense and surrender charges, contract underwriting fees, investment management fees, investment income and dividends and distributions from their subsidiaries. The liquidity requirements of our regulated insurance subsidiaries principally relate to the liabilities associated with their various insurance and investment products, operating costs and expenses, the payment of dividends to us, contributions to their subsidiaries, payments of principal and interest on their outstanding debt obligations and income taxes. Liabilities arising from insurance and investment products include the payment of benefits and claims, as well as cash payments in connection with policy surrenders and withdrawals, policy loans and obligations to redeem funding agreements.

For long-duration coverage products, we generally anticipate a significant amount of claim payments will come due in five or more years from the date of our Annual Report on Form 10-K. In our long-term care insurance business, we expect overall claim costs to continue to increase over time as our blocks age, with peak claim years over a decade away. For information on discounted and undiscounted expected future benefit payments, see note 8 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.” We also expect renewal premiums on the in-force block of our legacy long-term care insurance business to decline over time as the block runs off and as policyholders elect benefit reductions in connection with our in-force rate actions and legal settlements; however, we expect this decline to be partially offset by future approved rate actions. As we manage our legacy U.S. life insurance subsidiaries on a standalone basis, they will continue to rely on their statutory capital, significant reserves, prudent management of the in-force blocks and long-term care insurance in-force rate actions to satisfy policyholder obligations.

Given the challenging macroeconomic environment in 2023 and 2024, employee costs have increased driven in part by wage inflation, the competitive labor market and low labor participation. Additionally, in our long-term care insurance business, we have observed an increase in the cost of care due in part to elevated inflation. These inflationary pressures have not had a significant impact on our liquidity to date; however, if these conditions persist, they could have a material adverse impact on our liquidity, results of operations and financial condition. We will continue to monitor macroeconomic trends, including inflation, to help mitigate any potential adverse impacts to our liquidity.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are typically matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are typically matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of December 31, 2024, our total cash, cash equivalents and invested assets were $60.0 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, bank loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 44% of the carrying value of our total cash, cash equivalents and invested assets as of December 31, 2024.

Off-balance sheet commitments

As of December 31, 2024, we were committed to fund $1,761 million in limited partnership investments, $263 million in private placement investments, $140 million of bank loan investments and $2 million in commercial mortgage loan investments.

Genworth Holdings’ guarantees

Genworth Holdings has provided a limited guarantee of up to $175 million, subject to adjustments, to one of its insurance subsidiaries to support its mortgage insurance business in Mexico. In January 2022, Genworth Holdings terminated this limited guarantee in regard to new business. Based on the risk in-force of policies subject to the guarantee, we estimate that Genworth Holdings’ exposure under the guarantee was approximately $145 million as of December 31, 2024. We believe this insurance subsidiary has adequate reserves to cover its underlying obligations.

Genworth Holdings provided an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our European mortgage insurance subsidiary prior to its sale in May 2016. Following the sale of this United Kingdom subsidiary to AmTrust Financial Services, Inc., the guarantee was limited to the payment of valid claims on policies in-force prior to the sale date and those written approximately 90 days subsequent to the date of the sale, and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. As of December 31, 2024, the risk in-force of active policies was approximately $766 million.

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

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, equity prices and foreign currency exchange rates. Market risk is directly influenced by the volatility and liquidity in the markets in which the related financial instruments are traded.

While we enter into derivatives to mitigate certain market risks, our agreements with futures commission merchants and derivative counterparties require that we provide securities for initial margin to futures commission merchants and securities as collateral to our derivative counterparties to reflect changes in the fair value of our derivatives. We may hold more high-quality securities to ensure we have sufficient collateral to post to derivative counterparties or futures commission merchants in the event of adverse changes in the fair value of our derivative instruments. If we do not have sufficient high-quality securities to provide as collateral, we may need to sell certain other securities to purchase assets that would be eligible for collateral posting, which could adversely impact our future investment income.

Interest Rate Risk

We enter into market-sensitive instruments primarily for purposes other than trading. The carrying value of our investment portfolio as of December 31, 2024 and 2023 was $57.9 billion and $59.8 billion, respectively, of which 78% was invested in fixed maturity securities for both periods. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. During periods of increasing interest rates, market values of lower-yielding assets will decline resulting in unrealized losses on our investment portfolio. In addition, the value of our interest rate hedges will decline during periods of increasing interest rates, requiring us to post/return additional collateral with our derivative counterparties, which could add additional strain to our short-term liquidity. For additional information on interest rate risks associated with our insurance and investment contract liabilities, see “Item 1A—Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability.”

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

The primary market risk for our long-term borrowings is interest rate risk at the time of maturity or early redemption, when we may be required to refinance these obligations. As of December 31, 2024, Genworth Holdings had outstanding principal of $790 million of long-term debt, with no debt maturities until June 2034, and Enact Holdings had outstanding principal of $750 million of long-term debt due in May 2029. We continue to monitor the interest rate environment and other market influences to evaluate repurchasing Genworth Holdings’ debt prior to maturity. While we are exposed to interest rate risk from Genworth Holdings’ 2066 Notes, we attempt to mitigate this risk through an interest rate swap designed to hedge the variable interest payments. See “—Liquidity and Capital Resources” for additional information.

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

Equity Market Risk

Our exposure to equity market risk within our insurance companies primarily relates to variable annuities and life insurance products and certain equity-linked products. Certain fixed and variable annuity products have market risk benefits that expose us to equity market risk if the performance of the underlying investments in the contractholder accounts experiences downturns or volatility for an extended period of time. Additionally, continued equity market volatility could result in additional losses in our variable annuity products and associated hedging program which could lead to increased hedging costs.

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

Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed maturity securities to decrease by approximately $3.0 billion based on the fair value of our fixed maturity securities as of December 31, 2024, as compared to an estimated decrease of $3.1 billion under this model as of December 31, 2023.

We performed a similar sensitivity analysis on our derivatives portfolio and noted that a 100 basis point increase in interest rates resulted in a decrease in fair value of $675 million based on our derivatives portfolio as of December 31, 2024, as compared to an estimated decline of $655 million under this model as of December 31, 2023. The estimated decrease in fair value of our derivatives portfolio would also require us to post collateral to certain derivative counterparties of $620 million and would require us to post cash margin related to our cleared swaps and futures contracts of $105 million based on our derivatives portfolio as of December 31, 2024. Of the $675 million estimated decrease in fair value of our derivatives portfolio as of December 31, 2024, $50 million related to non-qualified derivatives used to mitigate interest rate risk associated with our variable annuity market risk benefits.

We also performed a similar sensitivity analysis on our variable annuity market risk benefits and noted that a 100 basis point increase in interest rates, with all other factors held constant, would result in a decrease in the fair value of the net liability after reinsurance of approximately $75 million as of December 31, 2024, as compared to a decrease of approximately $100 million as of December 31, 2023.

Genworth Holdings’ variable interest rate debt is comprised of junior subordinated notes due in November 2066. In the third quarter of 2023, Genworth Holdings’ 2066 Notes transitioned from an annual interest rate equal to the three-month London Interbank Offered Rate plus 2.0025% to the three-month Term Secured Overnight Financing Rate (“SOFR”) plus a tenor spread adjustment of 0.26161%, plus an additional spread of 2.0025%. The principal amount, weighted-average interest rate and fair value of Genworth Holdings’ 2066 Notes were as follows as of December 31:

(Dollar amounts in millions)	2024	2023
Principal amount	$546	$593
Weighted-average interest rate (1)	7.44%	7.27%
Fair value (2)	$451	$443

(1)

Excludes the impact of the interest rate swap Genworth Holdings entered into in 2024, which locked in an approximate 5.5% fixed interest rate on $100 million aggregate principal amount of the 2066 Notes for a period of five years. See “—Liquidity and Capital Resources.”

(2)

The fair value methodology is based on the then-current coupon, revalued based on the three-month Term SOFR Reference Rate set and commercially available data using the current spread assumption. The model is a floating rate coupon model using the risk premium or spread assumption to derive the valuation.

Equity Market Risk

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the fair value of our equity investments to decline by approximately $45 million based on our equity positions as of December 31, 2024, as compared to a decline of approximately $35 million under this model as of December 31, 2023.

We performed a similar sensitivity analysis on our equity market derivatives and noted that a 10% decline in equity market prices would result in an increase in fair value of $40 million and $51 million based on our equity market derivatives as of December 31, 2024 and 2023, respectively. The estimated increase in fair value primarily relates to non-qualified derivatives used to mitigate equity market risk associated with our variable annuity and fixed indexed annuity liabilities.

We also performed a similar sensitivity analysis on our variable annuity market risk benefits and noted that a 10% broad-based decline in equity market prices, with all other factors held constant, would result in an increase in the fair value of the net liability after reinsurance of approximately $60 million as of December 31, 2024, as compared to an increase of approximately $70 million as of December 31, 2023.

Item 8. Financial Statements and Supplementary Data
Genworth Financial, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Genworth Financial, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Genworth Financial, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Liability for future policy benefits for long-term care insurance and life insurance
As discussed in Notes 2 and 8 to the consolidated financial statements, the liability for future policy benefits is equal to the present value of expected future benefits and claim-related expenses, less the present value of expected future net premiums. Cash flow assumptions, as applicable, used to estimate the liability for future policy benefits include health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force
from one period to the next), insured mortality (i.e., life expectancy or longevity), insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates), and estimates of future in-force
rate actions, which include premium rate increases and benefit reductions associated with long-term care insurance. Estimates of future in-force
rate actions include those that are approved or anticipated to be approved, including premium rate increases and associated benefit reductions not yet filed. The Company’s liability for future policy benefits was $53,610 million as of December 31, 2024, of which $41,172 million related to long-term care insurance and $1,564 million related to life insurance.
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

Additional insurance liabilities for secondary guarantees for universal and term universal contracts
As discussed in Notes 2, 9 and 10 to the consolidated financial statements, the additional insurance liabilities consist of secondary guarantees or product features in addition to the policyholder account balance on universal and term universal contracts. The additional insurance liability is equal to the sum of cumulative assessments multiplied by the current benefit ratio plus accrued interest, less excess payments. These additional benefit reserves are included in the liability for policyholder account balances in the consolidated balance sheets. The benefit ratio is equal to the present value of total expected benefit payments over the life of the contract divided by the present value of total expected assessments over the life of the contract, discounted by the projected crediting rate. The assumptions used to calculate the benefit ratio include insured mortality (i.e., life expectancy or longevity), interest rates and policyholder persistency or lapses, among other assumptions. The Company’s total policyholder account balances of $14,594 million as of December 31, 2024, included $2,920 million of additional insurance liabilities related to universal and term universal contracts.
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

Mortgage insurance loss reserves
As discussed in Notes 2 and 13 to the consolidated financial statements, the Company estimates the liabilities for losses on insured mortgage loans (loss reserves) by estimating the number of loans in their inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The estimates are determined using a factor-based approach, in which assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim are calculated using traditional actuarial techniques. The Company’s Enact segment’s mortgage insurance loss reserves were $525 million of a total liability for policy and contract claims of $670 million as of December 31, 2024.
We identified the assessment of the valuation of mortgage insurance loss reserves to be a critical audit matter. Specifically, the claim severity and claim rate assumptions used to estimate reserves required especially subjective auditor judgment. Additionally, the audit effort to assess the valuation of mortgage insurance loss reserves required the involvement of professionals with specialized knowledge and experience.
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

/s/ KPMG LLP
We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1996.
Richmond, Virginia
February 28, 2025

GENWORTH FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value and share amounts)

	December 31,
	2024	2023
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $48,720 and $49,365, respectively, and allowance for credit losses of $10 and $7, respectively, as of December 31, 2024 and 2023)	$44,902	$46,781
Equity securities, at fair value	515	396
Commercial mortgage loans (net of unamortized balance of loan origination fees and costs of $4 as of December 31, 2024 and 2023)	6,450	6,829
Less: Allowance for credit losses	(39)	(27)

Commercial mortgage loans, net	6,411	6,802
Policy loans	2,310	2,220
Limited partnerships	3,142	2,821
Other invested assets	648	731

Total investments	57,928	59,751
Cash, cash equivalents and restricted cash	2,048	2,215
Accrued investment income	607	647
Deferred acquisition costs	1,779	1,988
Intangible assets	197	198
Reinsurance recoverable	17,679	19,054
Less: Allowance for credit losses	(24)	(29)

Reinsurance recoverable, net	17,655	19,025
Other assets	444	489
Deferred tax asset	1,718	1,952
Market risk benefit assets	57	43
Separate account assets	4,438	4,509

Total assets	$86,871	$90,817

Liabilities and equity
Liabilities:
Future policy benefits	$53,610	$57,655
Policyholder account balances	14,594	15,540
Market risk benefit liabilities	465	625
Liability for policy and contract claims	670	652
Unearned premiums	115	149
Other liabilities	2,026	1,768
Long-term borrowings	1,518	1,584
Separate account liabilities	4,438	4,509
Liabilities related to discontinued operations	4	—

Total liabilities	77,440	82,482

Commitments and contingencies (Note 22)
Equity:
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 606,314,179 and 603,151,611 shares issued as of December 31, 2024 and 2023, respectively; 421,419,484 and 446,823,204 shares outstanding as of December 31, 2024 and 2023, respectively	1	1
Additional paid-in capital	11,875	11,884
Accumulated other comprehensive income (loss)	(1,642)	(2,555)
Retained earnings	1,511	1,213
Treasury stock, at cost (184,894,695 and 156,328,407 shares as of December 31, 2024 and 2023, respectively)	(3,251)	(3,063)

Total Genworth Financial, Inc.’s stockholders’ equity	8,494	7,480
Noncontrolling interests	937	855

Total equity	9,431	8,335

Total liabilities and equity	$86,871	$90,817

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)

	Years ended December 31,
	2024	2023	2022
Revenues:
Premiums	$3,480	$3,636	$3,680
Net investment income	3,160	3,183	3,146
Net investment gains (losses)	13	23	(2)
Policy fees and other income	642	646	671

Total revenues	7,295	7,488	7,495

Benefits and expenses:
Benefits and other changes in policy reserves	4,766	4,783	4,303
Liability remeasurement (gains) losses	153	587	(290)
Changes in fair value of market risk benefits and associated hedges	(13)	(12)	(104)
Interest credited	453	503	504
Acquisition and operating expenses, net of deferrals	977	942	1,285
Amortization of deferred acquisition costs and intangibles	249	264	326
Interest expense	115	118	106

Total benefits and expenses	6,700	7,185	6,130

Income from continuing operations before income taxes	595	303	1,365
Provision for income taxes	158	104	319

Income from continuing operations	437	199	1,046
Loss from discontinued operations, net of taxes	(10)	—	—

Net income	427	199	1,046
Less: net income attributable to noncontrolling interests	128	123	130

Net income available to Genworth Financial, Inc.’s common stockholders	$299	$76	$916

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.71	$0.16	$1.82

Diluted	$0.70	$0.16	$1.79

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.69	$0.16	$1.82

Diluted	$0.68	$0.16	$1.79

Weighted-average common shares outstanding:
Basic	433.9	468.8	504.4

Diluted	439.4	474.9	510.9

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years ended December 31,
	2024	2023	2022
Net income	$427	$199	$1,046
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(1,017)	1,305	(9,570)
Net unrealized gains (losses) on securities with an allowance for credit losses	(5)	—	—
Derivatives qualifying as hedges	(518)	(190)	(825)
Change in discount rate used to measure future policy benefits	2,462	(1,036)	13,515
Change in instrument-specific credit risk of market risk benefits	3	2	5
Foreign currency translation and other adjustments	(8)	6	30

Total other comprehensive income	917	87	3,155

Total comprehensive income	1,344	286	4,201
Less: comprehensive income attributable to noncontrolling interests	132	151	44

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$1,212	$135	$4,157

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2021	$1	$11,858	$(5,855)	$225	$(2,700)	$3,529	$756	$4,285
Comprehensive income (loss):
Net income	—	—	—	916	—	916	130	1,046
Other comprehensive income (loss), net of taxes	—	—	3,241	—	—	3,241	(86)	3,155

Total comprehensive income						4,157	44	4,201
Treasury stock acquired in connection with share repurchases	—	—	—	—	(64)	(64)	—	(64)
Dividends to noncontrolling interests	—	—	—	—	—	—	(46)	(46)
Stock-based compensation expense and exercises and other	—	11	—	(2)	—	9	1	10

Balances as of December 31, 2022	1	11,869	(2,614)	1,139	(2,764)	7,631	755	8,386

Repurchase of subsidiary shares	—	—	—	—	—	—	(16)	(16)
Comprehensive income:
Net income	—	—	—	76	—	76	123	199
Other comprehensive income, net of taxes	—	—	59	—	—	59	28	87

Total comprehensive income						135	151	286
Treasury stock acquired in connection with share repurchases	—	—	—	—	(299)	(299)	—	(299)
Dividends to noncontrolling interests	—	—	—	—	—	—	(39)	(39)
Stock-based compensation expense and exercises and other	—	15	—	(2)	—	13	4	17

Balances as of December 31, 2023	1	11,884	(2,555)	1,213	(3,063)	7,480	855	8,335

Repurchase of subsidiary shares	—	—	—	—	—	—	(45)	(45)
Comprehensive income:
Net income	—	—	—	299	—	299	128	427
Other comprehensive income, net of taxes	—	—	913	—	—	913	4	917

Total comprehensive income						1,212	132	1,344
Treasury stock acquired in connection with share repurchases	—	—	—	—	(188)	(188)	—	(188)
Dividends to noncontrolling interests	—	—	—	—	—	—	(21)	(21)
Stock-based compensation expense and exercises and other	—	(9)	—	(1)	—	(10)	16	6

Balances as of December 31, 2024	$1	$11,875	$(1,642)	$1,511	$(3,251)	$8,494	$937	$9,431

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years ended December 31,
	2024	2023	2022
Cash flows from (used by) operating activities:
Net income	$427	$199	$1,046
Less loss from discontinued operations, net of taxes	10	—	—
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums	(119)	(106)	(154)
Net investment (gains) losses	(13)	(23)	2
Changes in fair value of market risk benefits and associated hedges	(13)	(12)	(104)
Charges assessed to policyholders	(564)	(572)	(588)
Amortization of deferred acquisition costs and intangibles	249	264	326
Deferred income taxes	(103)	48	315
Derivative instruments, limited partnerships and other	(461)	(557)	(335)
Long-term incentive compensation expense	51	49	37
Change in certain assets and liabilities:
Accrued investment income and other assets	(112)	(150)	(155)
Insurance reserves	777	1,500	1,055
Current tax liabilities	14	46	(1)
Other liabilities, policy and contract claims and other policy-related balances	(55)	(86)	(364)
Cash used by operating activities—discontinued operations	—	(3)	(31)

Net cash from operating activities	88	597	1,049

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	2,524	2,426	2,705
Commercial mortgage loans	586	470	759
Limited partnerships and other invested assets	244	202	185
Proceeds from sales of investments:
Fixed maturity and equity securities	2,640	2,233	2,658
Purchases and originations of investments:
Fixed maturity and equity securities	(4,445)	(3,217)	(4,035)
Commercial mortgage loans	(211)	(273)	(958)
Limited partnerships and other invested assets	(518)	(586)	(645)
Short-term investments, net	24	(12)	23
Policy loans, net	73	73	41
Other	(56)	(55)	—

Net cash from investing activities	861	1,261	733

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	534	566	606
Withdrawals from universal life and investment contracts	(1,214)	(1,637)	(1,668)
Proceeds from issuance of long-term debt	750	—	—
Debt issuance costs	(7)	—	—
Repayment and repurchase of long-term debt	(824)	(32)	(297)
Repurchase of subsidiary shares	(45)	(16)	—
Treasury stock acquired in connection with share repurchases	(189)	(296)	(64)
Dividends paid to noncontrolling interests	(21)	(39)	(46)
Other, net	(99)	11	(85)

Net cash used by financing activities	(1,115)	(1,443)	(1,554)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	1	—

Net change in cash, cash equivalents and restricted cash	(167)	416	228
Cash, cash equivalents and restricted cash at beginning of period	2,215	1,799	1,571

Cash, cash equivalents and restricted cash at end of period	$2,048	$2,215	$1,799

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
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
On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under the existing share repurchase program that began in May 2022. Pursuant to the program, during 2024, Genworth Financial repurchased 28,566,288 shares of its common stock at an average price of $6.52 per share for a total cost of $188 million, including excise taxes and other costs paid in connection with acquiring the shares. The repurchased shares were recorded at cost and presented as treasury stock in a separate caption in equity in our consolidated balance sheets. Genworth Financial also executed share repurchases in 2025

1
29

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

through a Rule 10b5-1 trading plan under which
2,789,970
shares of its common stock were repurchased through February
20
,
2025 at an average price of $7.17 per share, leaving approximately
$135
million available for repurchase under the share repurchase program as of February 2
0
, 2025. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
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

1
30

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

Net investment gains and losses consist primarily of realized gains and losses from the sale of our available-for-sale
fixed maturity securities and equity securities, changes to the allowance for credit losses, and unrealized gains and losses on equity securities, limited partnership investments and derivative instruments. Investment gains and losses are calculated on the basis of specific identification on the trade date.
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
Fixed Maturity Securities
We regularly review securities in an unrealized loss position to determine whether the decline in fair value is related to credit losses or other factors. If we have either (i) the intent to sell the security, or (ii) it is more likely than not that we will be required to sell the security prior to recovering the amortized cost, we record a reduction to the security’s amortized cost and recognize the loss in net investment gains (losses) for the difference between the security’s amortized cost and fair value. If neither of the two preceding conditions exist, we determine whether the decline in fair value is related to credit losses or not completely due to other factors. In making this assessment, we assess the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency/agencies and adverse conditions specifically related to the security, among other considerations. If a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security and a credit loss allowance is recognized in net investment gains (losses), limited to the amount that the fair value is less than the amortized cost basis. Losses are written off against the allowance when deemed uncollectible or when we intend to sell or expect we will be required to sell a security prior to recovering its amortized cost. When there is an allowance for credit losses, we reassess the credit losses each balance sheet date and subsequent increases or decreases are recorded as an adjustment to the allowance for credit losses, with a corresponding gain or loss recorded in net investment gains (losses).
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

13
1

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

Accrued interest is included in accrued investment income in our consolidated balance sheet and had a carrying value of $
507
 million and $
504
 million as of December 31, 2024 and 2023, respectively. We exclude accrued interest related to available-for-sale
fixed maturity securities from the estimated allowance for credit losses. Accrued interest on available-for-sale
fixed maturity securities is deemed uncollectible and typically written off after 90 days; therefore, we do not measure an allowance for credit losses related to accrued interest. Amounts written off related to accrued interest are recorded as a credit loss expense included in net investment gains (losses).
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
Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. These models are primarily industry-standard models that consider various inputs, such as interest rate, credit spread and foreign exchange rates for the underlying financial instruments. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include certain public and private corporate fixed maturity and equity securities, government or agency securities, certain mortgage-backed and asset-backed securities, certain non-exchange-traded
derivatives such as interest rate or foreign currency swaps and short-term investments.
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

1
32

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

As of each reporting period, all assets and liabilities recorded at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability, such as changes in fair value attributable to a particular input. We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. See note 19 for additional information related to fair value measurements.
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
Accrued interest related to commercial mortgage loans is included in accrued investment income in our consolidated balance sheet and had a carrying value of $23 million as of December 31, 2024 and 2023. We do not measure an allowance for credit losses related to accrued interest as uncollectible accrued interest related to our commercial mortgage loans is written off after 90 days and once collectability is determined to be uncertain and not probable. Amounts written off related to accrued interest are recorded as a credit loss expense included in net investment gains (losses).

1
33

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

g) Limited Partnerships
Limited partnerships are accounted for at fair value when our partnership interest is considered minor (generally less than 3% ownership in the limited partnerships) and we exercise no influence over operating and financial policies. For limited partnerships that do not have a readily determinable fair value, we utilize the net asset value (“NAV”) from the underlying fund statements as a practical expedient for fair value. Changes in the estimated fair value of these investments are included in net investment gains (losses) and income and expenses are reported in net investment income. Investment distributions are evaluated to determine whether the distribution is a return on investment, such as capital gains, interest income and dividend income, or a return of capital. If our ownership percentage exceeds the minor threshold, limited partnerships are accounted for using the equity method of accounting. Our proportionate share of the earnings or losses for limited partnerships accounted for using the equity method of accounting is included in net investment income. In applying either method, we use financial information provided by the investee generally on a one-
to three-month lag. However, we consider whether an adjustment to the value is necessary when the measurement date is not aligned with our reporting date.
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
We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. In this documentation, we specifically identify the asset, liability or forecasted transaction that has been designated as a hedged item, state how the hedging instrument is expected to hedge the risks related to the hedged item and set forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness. We generally determine hedge effectiveness based on total changes in fair value of a perfectly effective hypothetical derivative for hedges of forecasted transactions and the total changes in fair value of the derivative instrument.
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

1
34

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

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
The majority of our derivative arrangements require the posting of collateral upon meeting certain net exposure thresholds. The amounts recognized for derivative counterparty collateral received by us are recorded in cash, cash equivalents and restricted cash with a corresponding amount recorded in other liabilities to represent our obligation to return the collateral retained by us. We held no cash collateral from counterparties as of December 31, 2024. As of December 31, 2023, the amount of cash collateral received from counterparties was
$17 million. We also receive
non-cash
collateral that is not recognized in our consolidated balance sheet unless we exercise our right to sell or re-pledge
the underlying asset. As of December 31, 2024 and 2023, the fair value of non-cash
collateral received was $11 million and $2 million, respectively, and the underlying assets were not sold or re-pledged.
We pledged $1,592 million and $1,100 million of fixed maturity securities as of December 31, 2024 and 2023, respectively. Fixed maturity securities that we pledge as collateral remain in our consolidated balance sheet within fixed maturity securities available-for-sale.
Any cash collateral pledged to a derivative counterparty is derecognized with a receivable recorded in other assets for the right to receive our cash collateral back from the counterparty. Daily changes in the fair value of the derivative contract, commonly referred to as variation margin, for derivatives cleared through a central clearing party, such as the Chicago Mercantile Exchange, are treated as daily settlements of the derivative contract.
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
j) Deferred Acquisition Costs
Acquisition costs include costs that are directly related to the successful acquisition of new or renewal insurance contracts and are capitalized in the period incurred and deferred.
Acquisition costs related to our long-duration insurance contracts primarily include commissions in excess of ultimate renewal commissions and for contracts issued, certain other costs such as underwriting, medical

1
35

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

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
k) Intangible Assets
Present Value of Future Profits.
In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is assigned to the right to receive future gross profits arising from existing insurance and investment contracts. This intangible asset, called PVFP, represents the actuarially estimated present value of future cash flows from the acquired policies. PVFP is amortized in a manner consistent with the amortization of DAC, which is in proportion to the face amount in-force
for life insurance products. We test PVFP annually for recoverability as part of premium deficiency testing.
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

1
36

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

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
n) Insurance Reserves
Future Policy Benefits
The liability for future policy benefits is equal to the present value of expected future benefits and claim-related expenses, less the present value of expected future net premiums. Cash flow assumptions, as applicable, used to estimate the liability for future policy benefits include health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force
from one period to the next), insured mortality (i.e., life expectancy or longevity), insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and estimates of future in-force
rate actions, which include premium rate increases and benefit reductions associated with our

1
37

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

long-term care insurance. Estimates of future
in-force
rate actions include those that are approved or anticipated to be approved, including premium rate increases and associated benefit reductions not yet filed. In addition, we have reached three legal settlements regarding alleged disclosure deficiencies in premium increases for long-term care insurance policies. Benefit reductions include those from in-force
rate actions as well as the net impact of legal settlements, which also includes cash payments made to policyholders who elect certain reduced benefit options in connection with legal settlements, referred to as settlement payments. Claim termination rates for our long-term care insurance represent the expected rates at which claims end, and benefit utilization rates represent the available policy benefits expected to be used. Both claim termination rates and benefit utilization rates are influenced by, among other things, gender, age at claim, diagnosis, type of care needed, benefit period and daily benefit amount.
All payments under an insurance contract, including future expected claims and claims incurred, as well as related expenses, are measured together as an integrated reserve. As a result, the aggregate liability is presented as one line item within the liability for future policy benefits in our consolidated balance sheets, excluding amounts related to our Enact segment and certain life insurance and fixed annuity products.
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
Cash flow assumptions used to estimate the liability for future policy benefits are monitored quarterly and are updated if emerging experience indicates a change is necessary. As a result, we expect to update the cash flow assumptions related to the implementation timing and approval amounts of our long-term care insurance in-force
rate actions on a quarterly basis. We update the net premium ratio quarterly for actual historical experience; therefore, during interim reporting periods we replace forecasted cash flow assumptions with actual cash flows with any difference recorded in net income (loss).
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The
locked-in
discount rate is used to determine amounts recorded to net income (loss) and is held constant for the purposes of calculating the net premium ratio and interest accretion on the liability for future policy benefits. For policies in-force
prior to January 1, 2021, the
locked-in
discount rate is equal to the discount rate in effect immediately prior to January 1, 2021. For contracts issued on or after January 1, 2021, the locked-in
discount rate for each issue-year cohort is determined as a single discount rate, calculated as the weighted-average monthly single-A
fixed-income instrument forward curves over the calendar year determined using the methodology used for the current discount rate assumption, weighted using annualized premiums, face amounts and monthly premiums for long-term care insurance, life insurance and fixed and variable annuities, respectively.
When the net premium ratio is updated, the liability for future policy benefits is remeasured at the beginning of the current reporting period using the updated cash flows and revised net premium ratio discounted by the locked-in
discount rate. The remeasured liability for future policy benefits is compared to the liability for future policy benefits as of the prior reporting period using the locked-in
discount rate, with any difference recorded as liability remeasurement (gains) losses in current period net income (loss). If the present value of future expected benefits and claim-related expenses exceeds the present value of future expected gross premiums, the net premium ratio is capped at 100% and the liability for future policy benefits is increased with a corresponding adjustment to net income (loss). In the event the liability for future policy benefits is negative as a result of the present value of future net premiums exceeding the present value of future expected benefits, we record a flooring adjustment to ensure the liability for future policy benefits for each cohort is not less than zero. This is most prevalent in our term life insurance products due to their product design of a level premium period followed by annual premium rate increases. Impacts for flooring adjustments are recorded to benefits and other changes in policy reserves in current period net income (loss).
Estimates and actuarial assumptions used for establishing the liability for future policy benefits involve the exercise of significant judgment, and changes in assumptions or deviations of actual experience from assumptions can have, and in the past have had, material impacts on our liability for future policy benefits and net income (loss). Assumptions are based on management’s best estimate and consider a variety of factors including historical and industry experience and trends, as well as market conditions and other factors. Refer to note 8 for additional information related to deviations between actual and expected experience during the period.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

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
In addition, some indexed crediting features included in our fixed annuity and universal life insurance products are accounted for as embedded derivatives. See notes 5 and 19 for additional information on these embedded derivatives and related fair value measurement disclosures.
Additional Insurance Liabilities
Additional insurance liabilities consist of secondary guarantees or product features in addition to the policyholder account balance on universal and term universal life insurance contracts that do not meet the criteria to be classified as MRBs or embedded derivatives. The additional insurance liability is equal to the sum of cumulative assessments multiplied by the current benefit ratio plus accrued interest, less excess payments. These additional benefit reserves are included in the liability for policyholder account balances in the consolidated balance sheets. The benefit ratio is equal to the present value of total expected benefit payments over the life of the contract divided by the present value of total expected assessments over the life of the contract, discounted by the projected crediting rate. The assumptions used to calculate the benefit ratio include insured mortality (i.e., life expectancy or longevity), interest rates and policyholder persistency or lapses, among other assumptions. The change in the additional insurance liability from the beginning of the current quarterly reporting period to the end of the current quarterly reporting period due to applying a revised benefit ratio is recorded as liability remeasurement (gains) losses in current period net income (loss).
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

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
See notes 11 and 19 for additional information related to MRBs and related significant inputs, judgments, valuation methods and assumptions used in the fair value measurement.
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

1
4
1

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

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
Some employees participate in defined benefit pension and postretirement benefit plans. We recognize expense for these plans based upon actuarial valuations performed by external experts. We estimate aggregate benefits by using assumptions for employee turnover, future compensation increases, rates of return on pension plan assets and future health care costs. We recognize an expense for differences between actual experience and

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

estimates over the average future service period of participants. We recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in our consolidated balance sheets and recognize changes in that funded status in the year in which the changes occur through OCI. As of December 31, 2024 and 2023, we recognized a liability for these plans in other liabilities in the consolidated balance sheets.
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
Our primary involvement related to VIEs includes certain investments, reinsurance transactions and securitization transactions.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

We hold investments in certain structures that are considered VIEs. Our investments represent beneficial interests that are primarily in the form of structured securities or limited partnership investments. Our involvement in these structures typically represents a passive investment in the returns generated by the VIE and typically does not result in having significant influence over the economic performance of the VIE. Investments in limited partnerships or similar entities are generally limited partner or non-managing
member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of December 31, 2024 and 2023, the total carrying value of these investments was $
3,104
 million and $
2,667
 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.
We have excess of loss reinsurance agreements with entities that are considered VIEs. These entities finance the reinsurance coverage by issuing mortgage insurance-linked notes to unaffiliated investors. The assets of the VIEs are deposited in reinsurance trusts for our benefit that will be the source of reinsurance claim payments. Our involvement with these VIEs represents mortgage insurance claim coverage through excess of loss reinsurance, which includes significant insurance risk and a reasonable possibility of a significant loss but does not result in the unilateral power to direct the activities that most significantly affect the VIEs’ economic performance or result in the obligation to absorb losses or the right to receive benefits. Accordingly, consolidation of the VIEs is not required. Refer to note 7 for additional information related to our reinsurance agreements with entities that are considered VIEs.
We have a beneficial interest in a VIE where we are the servicer and transferor of certain assets that were sold to the VIE. Our primary economic interest in this VIE represents the excess interest of the commercial mortgage loans. This securitization entity was designed to have significant limitations on the types of assets owned, the types and extent of permitted activities and decision making rights and is comprised of an entity backed by commercial mortgage loans. As a result of our involvement in the entity’s design or having certain decision making ability regarding the assets held by the securitization entity, consolidation of the VIE is required. As of December 31, 2024 and 2023, we had $10 million and $16 million, respectively, of total securitized assets required to be consolidated. The assets held by the securitization entity are restricted and can only be used to fulfill the obligations of the securitization entity. We do not have any additional exposure or guarantees associated with this securitization entity. There was no new asset securitization activity in 2024.
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
components and as a result,
non-lease
components are included in the calculation of our lease liability. Our remaining lease terms ranged from less than one year to 14 years and had a weighted-average remaining lease term of eight years as of December 31, 2024. The implicit rate of our lease agreements was not readily determinable; therefore, we utilized our incremental borrowing rate to discount future lease payments. The weighted-average discount rate was 7.1% as of December 31, 2024. The amount of contractual undiscounted lease obligations due in 2025, 2026, 2027, 2028, and 2029 and thereafter is $12 million, $11 million, $10 million, $4 million and $24 million, respectively. As of December 31, 2024, the operating lease liability
recorded in other liabilities in our consolidated balance sheet of $47 million was net of imputed interest of $14 million.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

w) Accounting Changes
Improvements to Reportable Segment Disclosures
On January 1, 2024, we adopted new accounting guidance to improve reportable segment disclosures, which was effective for annual reporting periods beginning on January 1, 2024 and interim reporting periods beginning on January 1, 2025. The guidance requires annual and interim disclosure of significant segment expenses regularly provided to the Chief Operating Decision Maker (“CODM”) and other segment items. The guidance also requires disclosures about a segment’s profit or loss and assets, previously only required annually, to be disclosed on an interim basis. We adopted this guidance using the retrospective method, which had no impact on our consolidated financial statements but expanded our segment disclosures. The annual disclosures are reflected in note 21 herein, and the required interim disclosures will be reflected in the notes contained in our Form
10-Q
for the quarterly period ended March 31, 2025.
Equity Securities Subject to Contractual Sale Restrictions
On January 1, 2024, we adopted new accounting guidance related to the fair value measurement of equity securities subject to contractual sale restrictions. The guidance clarified existing fair value guidance on measuring the fair value of an equity security subject to contractual sale restrictions and added new disclosures related to these securities. We adopted this guidance using the prospective method, which did not have any impact on our consolidated financial statements and disclosures.
Long-Duration Targeted Improvements
On January 1, 2023, we adopted new accounting guidance related to the recognition and measurement of long-duration insurance contracts, commonly known as long-duration targeted improvements (“LDTI”). This new accounting guidance significantly changed the recognition and measurement of the assets and liabilities associated with the long-duration insurance contracts in our U.S. life insurance subsidiaries, and also significantly increased our disclosure requirements. The new guidance did not impact our Enact segment or Corporate and Other.
We adopted this new accounting guidance using the modified retrospective transition method for all topics except for MRBs, which was required to be applied using the retrospective transition method. The modified retrospective transition method generally resulted in applying the guidance to contracts on the basis of existing carrying values as of January 1, 2021 (the “Transition Date”). The new accounting guidance, for all topics, was applied as of the Transition Date with an adjustment to beginning retained earnings and accumulated other comprehensive income (loss). Our long-term care insurance business was most significantly impacted by the adoption due to the requirement to remeasure the liability for future policy benefits and related reinsurance recoverables at the single-A
bond rate as of the Transition Date, which at that time was materially lower than the locked-in
discount rate.
Troubled Debt Restructurings
On April 1, 2022, we elected to early adopt new accounting guidance related to troubled debt restructurings and the vintage disclosures included within the accounting guidance for credit losses on financial instruments. The guidance eliminated the recognition and measurement requirements for troubled debt restructurings and required creditors to instead apply existing guidance related to loan refinancing and restructuring to determine whether a modification results in a new loan or a continuation of an existing loan. The guidance also expanded disclosures for certain loan refinancings and restructurings by creditors when a borrower is experiencing

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

financial difficulty and required the presentation of gross write-offs by year of origination. We were permitted to early adopt this new accounting guidance as we adopted the accounting guidance related to credit losses on financial instruments on January 1, 2020. In accordance with the new accounting guidance, we adopted this guidance prospectively as of January 1, 2022, which did not have any impact at adoption.
Reference Rate Reform
In March 2020, January 2021 and December 2022, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance related to reference rate reform, which was effective for us on January 1, 2020 and effective for contract modifications made through December 31, 2024. The guidance temporarily eased the potential burden in accounting for, or recognizing the effects of, reference rate reform, which included the transition away from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). This guidance provided optional practical expedients and exceptions for applying generally accepted accounting principles to investments, derivatives or other transactions affected by reference rate reform such as those that impact the assessment of derivative hedge effectiveness and contract modifications, to include continuing hedge accounting when certain critical terms of a hedging relationship change and modifying certain effectiveness assessments to exclude certain potential sources of ineffectiveness. The guidance was updated to clarify that the optional practical expedients and exceptions can be applied to derivatives that use an interest rate for margining, discounting, or contract price alignment. In addition to the optional practical expedients, the guidance included a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. We adopted this guidance prospectively and it did not have a significant impact on our consolidated financial statements or disclosures.
x) Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued new accounting guidance to require disaggregated disclosures in the notes to the financial statements of certain categories of expenses included in our consolidated statements of income, including employee compensation, depreciation and intangible asset amortization. This guidance is effective for us for annual reporting periods beginning on January 1, 2027 and interim periods beginning on January 1, 2028 using the prospective or retrospective method, with early adoption permitted. We are currently evaluating the impact the guidance may have on our processes, controls and disclosures.
In December 2023, the FASB issued new accounting guidance to improve income tax disclosures. The guidance requires annual disclosure of specific categories in the income tax rate reconciliation, separate disclosure of additional information related to reconciling items that meet a quantitative threshold and additional disclosures about income taxes paid, among other qualitative and quantitative disclosure improvements. This guidance is effective for us for annual reporting periods beginning on January 1, 2025 using the prospective or retrospective method, with early adoption permitted, which we do not intend to elect. The guidance will have no impact on our consolidated financial statements but will require expanded disclosures. We are currently evaluating the impact the guidance may have on our processes, controls and disclosures.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

(3) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the years ended December 31:

(Amounts in millions, except per share amounts)	2024	2023	2022
Weighted-average common shares used in basic earnings (loss) per share calculations	433.9	468.8	504.4
Potentially dilutive securities:
Performance stock units, restricted stock units and other equity-based awards	5.5	6.1	6.5

Weighted-average common shares used in diluted earnings (loss) per share calculations	439.4	474.9	510.9

Income from continuing operations:
Income from continuing operations	$437	$199	$1,046
Less: net income from continuing operations attributable to noncontrolling interests	128	123	130

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$309	$76	$916

Basic per share	$0.71	$0.16	$1.82

Diluted per share	$0.70	$0.16	$1.79

Loss from discontinued operations:
Loss from discontinued operations, net of taxes	$(10)	$—	$—

Basic per share	$(0.02)	$—	$—

Diluted per share	$(0.02)	$—	$—

Net income:
Income from continuing operations	$437	$199	$1,046
Loss from discontinued operations, net of taxes	(10)	—	—

Net income	427	199	1,046
Less: net income attributable to noncontrolling interests	128	123	130

Net income available to Genworth Financial, Inc.’s common stockholders	$299	$76	$916

Basic per share	$0.69	$0.16	$1.82

Diluted per share	$0.68	$0.16	$1.79

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

(4) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the years ended December 31:

(Amounts in millions)	2024	2023	2022
Fixed maturity securities—taxable	$2,238	$2,244	$2,296
Fixed maturity securities—non-taxable	2	3	5
Equity securities	13	11	10
Commercial mortgage loans	297	302	321
Policy loans	189	224	211
Limited partnerships	152	117	99
Other invested assets (1)	270	279	267
Cash, cash equivalents, restricted cash and short-term investments	99	95	20

Gross investment income before expenses and fees	3,260	3,275	3,229
Expenses and fees	(100)	(92)	(83)

Net investment income	$3,160	$3,183	$3,146

(1)	Includes amounts related to derivative instruments. See note 5 for additional information.
(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2024	2023	2022
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$49	$29	$28
Realized losses	(106)	(154)	(102)

Net realized gains (losses) on available-for-sale fixed maturity securities	(57)	(125)	(74)
Net realized gains (losses) on equity securities sold	9	(1)	—

Total net realized investment gains (losses)	(48)	(126)	(74)

Net change in allowance for credit losses on available-for-sale fixed maturity securities	(3)	(7)	—
Write-down of available-for-sale fixed maturity securities (1)	(9)	(1)	(2)
Net unrealized gains (losses) on equity securities still held	83	53	(35)
Net unrealized gains (losses) on limited partnerships	43	111	71
Commercial mortgage loans	(16)	(5)	4
Derivative instruments (2)	(18)	7	32
Other	(19)	(9)	2

Net investment gains (losses)	$13	$23	$(2)

(1)	Represents write-down of securities deemed uncollectible or that we intend to sell or will be required to sell prior to recovery of the amortized cost basis.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

See note 2 for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale
fixed maturity securities. The following tables represent the allowance for credit losses aggregated by security type for available-for-sale
fixed maturity securities as of and for the years ended December 31:

	2024
(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance

Fixed maturity securities:
U.S. corporate	$—	$4	$—	$—	$—	$—	$—	$4
Non-U.S. corporate	—	3	—	—	—	—	—	3
Commercial mortgage-backed	7	3	—	(7)	—	—	—	3

Total available-for-sale fixed maturity securities	$7	$10	$—	$(7)	$—	$—	$—	$10

	2023
(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance

Fixed maturity securities:
U.S. corporate	$—	$9	$—	$(7)	$—	$(2)	$—	$—
Commercial mortgage-backed	—	11	—	(4)	—	—	—	7

Total available-for-sale fixed maturity securities	$—	$20	$—	$(11)	$—	$(2)	$—	$7

There was no allowance for credit losses related to our
available-for-sale
fixed maturity securities as of and for the year ended December 31, 2022.
(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on
available-for-sale
investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of December 31:

(Amounts in millions)	2024	2023	2022
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses	$(3,801)	$(2,577)	$(4,251)
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses	(7)	—	—
Adjustments to policyholder contract balances	83	52	68
Income taxes, net	530	352	705

Net unrealized investment gains (losses)	(3,195)	(2,173)	(3,478)
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	(39)	(43)	(71)

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(3,156)	$(2,130)	$(3,407)

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The change in net unrealized gains (losses) on
available-for-sale
investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the years ended December 31:

(Amounts in millions)	2024	2023	2022
Beginning balance	$(2,130)	$(3,407)	$6,077
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	(1,288)	1,549	(12,194)
Adjustment to policyholder contract balances	31	(16)	199
Provision for income taxes	190	(327)	2,367

Change in unrealized gains (losses) on investment securities	(1,067)	1,206	(9,628)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(12), $(26) and $(16)	45	99	58

Change in net unrealized investment gains (losses)	(1,022)	1,305	(9,570)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	4	28	(86)

Ending balance	$(3,156)	$(2,130)	$(3,407)

Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

(d) Fixed Maturity Securities
As of December 31, 2024, the amortized cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale
were as follows:

(Amounts in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,847	$24	$(378)	$—	$3,493
State and political subdivisions	2,452	8	(311)	—	2,149
Non-U.S. government	1,021	5	(117)	—	909
U.S. corporate:
Utilities	4,685	47	(450)	—	4,282
Energy	2,444	38	(170)	—	2,312
Finance and insurance	7,533	57	(675)	(4)	6,911
Consumer—non-cyclical	4,728	51	(392)	—	4,387
Technology and communications	2,992	42	(311)	—	2,723
Industrial	1,166	11	(105)	—	1,072
Capital goods	2,360	37	(154)	—	2,243
Consumer—cyclical	1,602	13	(118)	—	1,497
Transportation	1,135	30	(91)	—	1,074
Other	283	2	(15)	—	270

Total U.S. corporate	28,928	328	(2,481)	(4)	26,771

Non-U.S. corporate:
Utilities	750	1	(55)	(3)	693
Energy	1,046	16	(56)	—	1,006
Finance and insurance	1,877	20	(123)	—	1,774
Consumer—non-cyclical	632	3	(79)	—	556
Technology and communications	801	5	(80)	—	726
Industrial	805	7	(46)	—	766
Capital goods	633	4	(46)	—	591
Consumer—cyclical	245	1	(16)	—	230
Transportation	454	11	(29)	—	436
Other	587	5	(43)	—	549

Total non-U.S. corporate	7,830	73	(573)	(3)	7,327

Residential mortgage-backed	862	4	(55)	—	811
Commercial mortgage-backed	1,591	1	(288)	(3)	1,301
Other asset-backed	2,189	9	(57)	—	2,141

Total available-for-sale fixed maturity securities	$48,720	$452	$(4,260)	$(10)	$44,902

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

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

15
2

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of December 31, 2024:

(Dollar amounts in millions)	Less than 12 months			12 months or more			Total
	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities

Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1,013	$(43)	67	$1,270	$(335)	47	$2,283	$(378)	114
State and political subdivisions	432	(15)	69	1,406	(296)	256	1,838	(311)	325
Non-U.S. government	438	(18)	130	386	(99)	60	824	(117)	190
U.S. corporate	5,001	(173)	894	14,626	(2,302)	1,997	19,627	(2,475)	2,891
Non-U.S. corporate	1,359	(34)	238	4,126	(538)	553	5,485	(572)	791
Residential mortgage-backed	151	(3)	69	409	(52)	147	560	(55)	216
Commercial mortgage-backed	—	—	—	1,244	(288)	206	1,244	(288)	206
Other asset-backed	182	(3)	56	971	(54)	194	1,153	(57)	250

Total for fixed maturity securities in an unrealized loss position	$8,576	$(289)	1,523	$24,438	$(3,964)	3,460	$33,014	$(4,253)	4,983

% Below cost:
<20% Below cost	$8,505	$(266)	1,511	$19,956	$(2,322)	2,794	$28,461	$(2,588)	4,305
20%-50% Below cost	71	(23)	12	4,481	(1,641)	664	4,552	(1,664)	676
>50% Below cost	—	—	—	1	(1)	2	1	(1)	2

Total for fixed maturity securities in an unrealized loss position	$8,576	$(289)	1,523	$24,438	$(3,964)	3,460	$33,014	$(4,253)	4,983

Investment grade	$8,337	$(282)	1,469	$23,621	$(3,857)	3,335	$31,958	$(4,139)	4,804
Below investment grade	239	(7)	54	817	(107)	125	1,056	(114)	179

Total for fixed maturity securities in an unrealized loss position	$8,576	$(289)	1,523	$24,438	$(3,964)	3,460	$33,014	$(4,253)	4,983

15
3

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual investment securities had been in a continuous unrealized loss position, based on industry, as of December 31, 2024:

(Dollar amounts in millions)	Less than 12 months			12 months or more			Total
	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities

Description of Securities
U.S. corporate:
Utilities	$1,005	$(26)	151	$1,968	$(424)	303	$2,973	$(450)	454
Energy	491	(25)	107	1,051	(145)	137	1,542	(170)	244
Finance and insurance	917	(26)	172	4,472	(643)	584	5,389	(669)	756
Consumer—non-cyclical	917	(34)	160	2,267	(358)	289	3,184	(392)	449
Technology and communications	454	(16)	86	1,772	(295)	235	2,226	(311)	321
Industrial	220	(8)	34	565	(97)	90	785	(105)	124
Capital goods	464	(21)	81	1,009	(133)	144	1,473	(154)	225
Consumer—cyclical	277	(10)	58	883	(108)	126	1,160	(118)	184
Transportation	187	(6)	37	529	(85)	73	716	(91)	110
Other	69	(1)	8	110	(14)	16	179	(15)	24

Subtotal, U.S. corporate securities	5,001	(173)	894	14,626	(2,302)	1,997	19,627	(2,475)	2,891

Non-U.S. corporate:
Utilities	152	(3)	23	455	(51)	51	607	(54)	74
Energy	223	(7)	33	435	(49)	48	658	(56)	81
Finance and insurance	270	(4)	58	1,116	(119)	157	1,386	(123)	215
Consumer—non-cyclical	110	(7)	24	365	(72)	48	475	(79)	72
Technology and communications	114	(4)	18	489	(76)	65	603	(80)	83
Industrial	152	(2)	33	340	(44)	51	492	(46)	84
Capital goods	118	(3)	18	313	(43)	43	431	(46)	61
Consumer—cyclical	52	(1)	8	117	(15)	20	169	(16)	28
Transportation	34	(1)	4	247	(28)	34	281	(29)	38
Other	134	(2)	19	249	(41)	36	383	(43)	55

Subtotal, non-U.S. corporate securities	1,359	(34)	238	4,126	(538)	553	5,485	(572)	791

Total for corporate securities in an unrealized loss position	$6,360	$(207)	1,132	$18,752	$(2,840)	2,550	$25,112	$(3,047)	3,682

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
Years Ended December 31, 2024, 2023 and 2022

The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of December 31, 2023:

(Dollar amounts in millions)	Less than 12 months			12 months or more			Total
	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities

Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$28	$(1)	6	$1,353	$(214)	50	$1,381	$(215)	56
State and political subdivisions	121	(2)	18	1,581	(257)	268	1,702	(259)	286
Non-U.S. government	—	—	—	448	(92)	67	448	(92)	67
U.S. corporate	1,054	(30)	142	17,019	(1,994)	2,164	18,073	(2,024)	2,306
Non-U.S. corporate	157	(5)	19	5,180	(528)	684	5,337	(533)	703
Residential mortgage-backed	62	(1)	31	477	(53)	156	539	(54)	187
Commercial mortgage-backed	37	(1)	7	1,349	(289)	224	1,386	(290)	231
Other asset-backed	—	—	—	1,624	(96)	327	1,624	(96)	327

Total for fixed maturity securities in an unrealized loss position	$1,459	$(40)	223	$29,031	$(3,523)	3,940	$30,490	$(3,563)	4,163

% Below cost:
<20% Below cost	$1,450	$(37)	221	$26,032	$(2,509)	3,542	$27,482	$(2,546)	3,763
20%-50% Below cost	9	(3)	2	2,999	(1,014)	398	3,008	(1,017)	400

Total for fixed maturity securities in an unrealized loss position	$1,459	$(40)	223	$29,031	$(3,523)	3,940	$30,490	$(3,563)	4,163

Investment grade	$1,441	$(40)	221	$27,804	$(3,394)	3,762	$29,245	$(3,434)	3,983
Below investment grade	18	—	2	1,227	(129)	178	1,245	(129)	180

Total for fixed maturity securities in an unrealized loss position	$1,459	$(40)	223	$29,031	$(3,523)	3,940	$30,490	$(3,563)	4,163

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual investment securities had been in a continuous unrealized loss position, based on industry, as of December 31, 2023:

(Dollar amounts in millions)	Less than 12 months			12 months or more			Total
	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities

Description of Securities
U.S. corporate:
Utilities	$177	$(2)	21	$2,129	$(350)	308	$2,306	$(352)	329
Energy	122	(2)	20	1,343	(141)	168	1,465	(143)	188
Finance and insurance	274	(8)	42	5,192	(626)	645	5,466	(634)	687
Consumer—non-cyclical	173	(6)	18	2,529	(266)	280	2,702	(272)	298
Technology and communications	105	(6)	19	2,100	(233)	269	2,205	(239)	288
Industrial	50	(1)	6	702	(87)	96	752	(88)	102
Capital goods	—	—	—	1,193	(118)	150	1,193	(118)	150
Consumer—cyclical	88	(1)	11	1,073	(95)	148	1,161	(96)	159
Transportation	65	(4)	5	621	(65)	82	686	(69)	87
Other	—	—	—	137	(13)	18	137	(13)	18

Subtotal, U.S. corporate securities	1,054	(30)	142	17,019	(1,994)	2,164	18,073	(2,024)	2,306

Non-U.S. corporate:
Utilities	—	—	—	609	(55)	68	609	(55)	68
Energy	39	(1)	4	487	(44)	59	526	(45)	63
Finance and insurance	100	(2)	10	1,358	(138)	203	1,458	(140)	213
Consumer—non-cyclical	—	—	—	471	(61)	55	471	(61)	55
Technology and communications	—	—	—	659	(65)	83	659	(65)	83
Industrial	18	(2)	5	436	(47)	61	454	(49)	66
Capital goods	—	—	—	384	(38)	49	384	(38)	49
Consumer—cyclical	—	—	—	188	(17)	26	188	(17)	26
Transportation	—	—	—	216	(20)	30	216	(20)	30
Other	—	—	—	372	(43)	50	372	(43)	50

Subtotal, non-U.S. corporate securities	157	(5)	19	5,180	(528)	684	5,337	(533)	703

Total for corporate securities in an unrealized loss position	$1,211	$(35)	161	$22,199	$(2,522)	2,848	$23,410	$(2,557)	3,009

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The scheduled maturity distribution of fixed maturity securities as of December 31, 2024 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost	Fair value
Due one year or less	$1,427	$1,419
Due after one year through five years	8,089	7,895
Due after five years through ten years	12,103	11,431
Due after ten years	22,459	19,904

Subtotal	44,078	40,649
Residential mortgage-backed	862	811
Commercial mortgage-backed	1,591	1,301
Other asset-backed	2,189	2,141

Total	$48,720	$44,902

As of December 31, 2024, securities issued by finance and insurance, utilities, consumer—non-cyclical
and technology and communications industry groups represented approximately 26%, 15%, 14% and 10%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of December 31, 2024, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
As of December 31, 2024 and 2023, securities of $44 million and $43 million, respectively, were on deposit with various state government insurance departments in order to comply with relevant insurance regulations.
(e) Commercial Mortgage Loans
Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of principal payments, amortization and allowance for credit losses.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

We diversify our commercial mortgage loans by both property type and geographic region.
The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of December 31:

	2024		2023
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,716	42%	$2,858	42%
Office	1,391	22	1,481	22
Industrial	1,331	21	1,440	21
Apartments	498	7	522	8
Mixed use	360	6	371	5
Other	154	2	157	2

Subtotal	6,450	100%	6,829	100%

Allowance for credit losses	(39)		(27)

Total	$6,411		$6,802

	2024		2023
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,750	27%	$1,803	26%
Pacific	1,157	18	1,281	19
Mountain	971	15	1,029	15
Middle Atlantic	871	13	925	14
West South Central	539	8	553	8
East North Central	431	7	445	6
West North Central	372	6	404	6
East South Central	190	3	206	3
New England	169	3	183	3

Subtotal	6,450	100%	6,829	100%

Allowance for credit losses	(39)		(27)

Total	$6,411		$6,802

As of December 31, 2024, we had one commercial mortgage loan in the industrial property type with an amortized cost of $7 million that was more than 90 days past due and on non-accrual
status. We
wrote-off
$4
million of this commercial mortgage loan during the year ended December 31, 2024 to adjust the carrying value down to the fair value of its collateral. This loan did not have an allowance for credit losses as of December 31, 2024. We had no other commercial mortgage loans past due or on non-accrual status as of December 31, 2024 and no commercial mortgage loans past due or on non-accrual status as of December 31, 2023. For a discussion of our policy related to placing commercial mortgage loans on non-accrual status, see note 2.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

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
During the year ended December 31, 2024, we modified two commercial mortgage loans where the borrower was determined to be experiencing financial difficulty. These loans were included in the office and mixed use property types with an amortized cost of $35 million and $25 million, respectively, as of December 31, 2024, which represented
3
% and 7% of their total respective property types. The modifications extended the contractual term of each loan by ten years and resulted in an increase to the interest rate. The modified commercial mortgage loan in the office property type was previously an interest-only loan and became amortizing as a result of the modification. As of December 31, 2024, these modified commercial mortgage loans remained current and continued to be accounted for as existing loans.
We did not have any other loan modifications or extensions associated with borrowers experiencing financial difficulty that resulted in the consideration of whether to establish a new loan or to continue accounting for the modification or extension under the existing loan during the years ended December 31, 2024 and 2023.
The following table sets forth the allowance for credit losses related to commercial mortgage loans as of and for the years ended December 31:

(Amounts in millions)	2024	2023	2022
Allowance for credit losses:
Beginning balance	$27	$22	$26
Provision	16	5	(5)
Write-offs	(4)	—	—
Recoveries	—	—	1

Ending balance	$39	$27	$22

During the year ended December 31, 2024, we increased the provision for credit losses primarily as a result of annual updates to underlying metrics included in the analytical model used to determine the adequacy of the allowance for credit losses, which resulted in higher estimated loss rates.
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
Years Ended December 31, 2024, 2023 and 2022

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
The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of December 31, 2024:

(Amounts in millions)	2024	2023	2022	2021	2020	2019 and prior	Total
Debt-to-value:
0% - 50%	$32	$44	$87	$108	$114	$1,922	$2,307
51% - 60%	34	10	242	243	86	693	1,308
61% - 75%	143	213	530	507	212	898	2,503
76% - 100%	—	—	50	24	51	175	300
Greater than 100%	—	—	—	—	—	32	32

Total amortized cost	$209	$267	$909	$882	$463	$3,720	$6,450

Debt service coverage ratio:
Less than 1.00	$—	$20	$—	$3	$11	$231	$265
1.00 - 1.25	3	14	50	25	51	248	391
1.26 - 1.50	98	147	139	40	73	537	1,034
1.51 - 2.00	76	55	456	442	153	1,351	2,533
Greater than 2.00	32	31	264	372	175	1,353	2,227

Total amortized cost	$209	$267	$909	$882	$463	$3,720	$6,450

The following tables set forth the
debt-to-value
of commercial mortgage loans by property type as of December 31:

	2024
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$1,108	$689	$917	$2	$—	$2,716
Office	269	220	639	263	—	1,391
Industrial	596	226	498	4	7	1,331
Apartments	181	96	205	16	—	498
Mixed use	70	32	218	15	25	360
Other	83	45	26	—	—	154

Total amortized cost	$2,307	$1,308	$2,503	$300	$32	$6,450

% of total	36%	20%	39%	5%	—%	100%

Weighted-average debt service coverage ratio	2.38	1.87	1.60	1.37	1.01	1.92

1
60

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

	2023
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total

Property type:
Retail	$945	$686	$1,227	$—	$—	$2,858
Office	350	325	771	35	—	1,481
Industrial	670	250	520	—	—	1,440
Apartments	194	61	259	8	—	522
Mixed use	120	61	183	7	—	371
Other	89	10	58	—	—	157

Total amortized cost	$2,368	$1,393	$3,018	$50	$—	$6,829

% of total	35%	20%	44%	1%	—%	100%

Weighted-average debt service coverage ratio	2.42	1.87	1.66	0.87	—	1.96

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of December 31:

	2024
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total

Property type:
Retail	$35	$98	$469	$1,215	$899	$2,716
Office	124	114	207	499	447	1,391
Industrial	33	70	202	486	540	1,331
Apartments	14	37	99	148	200	498
Mixed use	50	39	41	172	58	360
Other	9	33	16	13	83	154

Total amortized cost	$265	$391	$1,034	$2,533	$2,227	$6,450

% of total	4%	6%	16%	39%	35%	100%

Weighted-average debt-to-value	74%	67%	65%	58%	45%	56%

	2023
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total

Property type:
Retail	$54	$105	$583	$1,142	$974	$2,858
Office	105	48	244	615	469	1,481
Industrial	43	30	181	471	715	1,440
Apartments	12	51	86	187	186	522
Mixed use	27	14	80	164	86	371
Other	24	15	22	32	64	157

Total amortized cost	$265	$263	$1,196	$2,611	$2,494	$6,829

% of total	4%	4%	17%	38%	37%	100%

Weighted-average debt-to-value	64%	63%	65%	58%	46%	55%

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

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
The following table sets forth our positions in derivative instruments as of December 31:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	2024	2023	Balance sheet classification	2024	2023
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$18	$55	Other liabilities	$749	$490
Foreign currency swaps	Other invested assets	13	10	Other liabilities	1	2
Forward bond purchase commitments	Other invested assets	6	51	Other liabilities	44	—

Total cash flow hedges		37	116		794	492

Total derivatives designated as hedges		37	116		794	492

Derivatives not designated as hedges
Equity index options	Other invested assets	19	15	Other liabilities	—	—
Financial futures (1)	Other invested assets	—	—	Other liabilities	—	—
Forward bond purchase commitments	Other invested assets	—	—	Other liabilities	27	9
Fixed indexed annuity embedded derivatives	Other assets	—	—	Policyholder account balances (2)	155	165
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (3)	15	15

Total derivatives not designated as hedges		19	15		197	189

Total derivatives		$56	$131		$991	$681

(1)	The period end valuations of financial futures were zero as a result of settling the margins on these contracts on a daily basis.
(2)	Represents the embedded derivatives associated with our fixed indexed annuity liabilities.
(3)	Represents the embedded derivatives associated with our indexed universal life liabilities.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
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

(Notional in millions)	Measurement	December 31, 2023	Additions	Maturities/ terminations	December 31, 2024

Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,975	$331	$(549)	$8,757
Foreign currency swaps	Notional	131	13	—	144
Forward bond purchase commitments	Notional	1,075	1,564	—	2,639

Total cash flow hedges		10,181	1,908	(549)	11,540

Total derivatives designated as hedges		10,181	1,908	(549)	11,540

Derivatives not designated as hedges
Equity index options	Notional	702	620	(718)	604
Financial futures	Notional	1,251	4,618	(4,767)	1,102
Forward bond purchase commitments	Notional	500	—	—	500

Total derivatives not designated as hedges		2,453	5,238	(5,485)	2,206

Total derivatives		$12,634	$7,146	$(6,034)	$13,746

(Number of policies)	Measurement	December 31, 2023	Additions	Maturities/ terminations	December 31, 2024

Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	5,826	—	(959)	4,867
Indexed universal life embedded derivatives	Policies	749	—	(32)	717
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
Years Ended December 31, 2024, 2023 and 2022

The following table provides information about the
pre-tax
income effects of cash flow hedges for the year ended December 31, 2024:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(367)	$211	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	12	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	4	(3)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	4	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	(89)	—	Net investment gains (losses)	—	Net investment gains (losses)

Total	$(448)	$220		$—

The following table provides information about the
pre-tax
income effects of cash flow hedges for the year ended December 31, 2023:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income

Interest rate swaps hedging assets	$(92)	$220	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	10	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(3)	Interest expense	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(10)	—	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Forward bond purchase commitments	51	1	Net investment gains (losses)	—	Net investment gains (losses)

Total	$(51)	$231		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

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

The change for these designated derivatives reported in accumulated other comprehensive income (loss) was as follows as of and for the years ended December 31:

(Amounts in millions)	2024	2023	2022
Beginning balance	$1,010	$1,200	$2,025
Current period increases (decreases) in fair value, net of deferred taxes of $73, $12 and $165	(375)	(39)	(674)
Reclassification to net (income), net of deferred taxes of $77, $80 and $80	(143)	(151)	(151)

Ending balance	$492	$1,010	$1,200

The total balance in accumulated other comprehensive income (loss) from derivatives designated as cash flow hedges of $492 million, net of taxes, recorded in stockholders’ equity as of December 31, 2024 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $125 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the years ended December 31, 2024, 2023 and 2022, we reclassified $10 million, $10 million and $11 million, respectively, to net income in connection with forecasted transactions that were no longer considered reasonably possible of occurring.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The following table provides the
pre-tax
gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the years ended December 31:

(Amounts in millions)	2024	2023	2022	Classification of gain (loss) recognized in net income

Equity index options	$9	$6	$(20)	Net investment gains (losses)
Financial futures	(125)	(108)	(81)	Changes in fair value of market risk benefits and associated hedges
Forward bond purchase commitments	(18)	(9)	—	Net investment gains (losses)
Fixed indexed annuity embedded derivatives	(27)	(18)	16	Net investment gains (losses)
Indexed universal life embedded derivatives	6	14	27	Net investment gains (losses)

Total derivatives not designated as hedges	$(155)	$(115)	$(58)

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of December 31:

	2024			2023
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$56	$821	$(765)	$131	$501	$(370)
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	56	821	(765)	131	501	(370)
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(31)	(31)	—	(59)	(59)	—
Collateral received	(11)	—	(11)	(19)	—	(19)
Collateral pledged	—	(1,592)	1,592	—	(1,100)	1,100
Over collateralization	1	802	(801)	—	658	(658)

Net amount	$15	$—	$15	$53	$—	$53

(1)	Does not include amounts related to embedded derivatives as of December 31, 2024 and 2023.
(2)
Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

(6) Deferred Acquisition Costs
The following tables present the balances of and changes in deferred acquisition costs as of and for the years ended December 31:

	2024
(Amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities	Variable annuities	Total

Balance as of January 1	$879	$941	$45	$98	$1,963
Costs deferred	—	—	—	—	—
Amortization	(56)	(129)	(8)	(15)	(208)

Balance as of December 31	$823	$812	$37	$83	1,755

Enact segment					24

Total deferred acquisition costs					$1,779

	2023
(Amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities	Variable annuities	Total

Balance as of January 1	$935	$1,080	$57	$113	$2,185
Costs deferred	1	—	—	—	1
Amortization	(57)	(139)	(12)	(15)	(223)

Balance as of December 31	$879	$941	$45	$98	1,963

Enact segment					25

Total deferred acquisition costs					$1,988

(7) Reinsurance
We reinsure a portion of our policy risks to other insurance companies in order to reduce our ultimate losses, diversify our exposures and provide capital flexibility. We also assume certain policy risks written by other insurance companies. Reinsurance accounting is followed for ceded transactions when there is adequate insurance risk transfer. Otherwise, the deposit method of accounting is followed.
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
U.S. Life Insurance Subsidiaries
As of December 31, 2024, the maximum amount of individual ordinary life insurance normally retained by us on any one individual life policy was $5 million.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

We have several significant reinsurance transactions (“Reinsurance Transactions”) with UFLIC, an affiliate of General Electric Company, which now operates as GE Aerospace (“GE”). In the Reinsurance Transactions, we ceded to UFLIC in-force
blocks of structured settlements issued prior to 2004, substantially all of our in-force
blocks of variable annuities issued prior to 2004 and a block of long-term care insurance policies that we reinsured in 2000 from legal entities now a part of Brighthouse Life Insurance Company. Although we remain directly liable under these contracts and policies as the ceding insurer, the Reinsurance Transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. To secure the payment of its obligations to us under the reinsurance agreements governing the Reinsurance Transactions, UFLIC has established trust accounts to maintain an aggregate amount of assets with a statutory book value at least equal to the statutory general account reserves attributable to the reinsured business less an amount required to be held in certain claims-paying accounts. A trustee administers the trust accounts and we are permitted to withdraw from the trust accounts amounts due to us pursuant to the terms of the reinsurance agreements that are not otherwise paid by UFLIC. In addition, pursuant to a Capital Maintenance Agreement, GE is obligated to maintain sufficient capital in UFLIC to maintain UFLIC’s risk-based capital (“RBC”) at not less than
150
% of its company action level, as defined by the National Association of Insurance Commissioners (“NAIC”).
As of December 31, 2024 and 2023, our reinsurance recoverable related to UFLIC at the locked-in
discount rate was $12,773 million and $13,020 million, respectively.
Under the terms of certain reinsurance agreements that our life insurance subsidiaries have with external parties, we pledged assets, including cash, in either separate portfolios or trusts for the benefit of external reinsurers. These assets support the reserves ceded to those external reinsurers. We have pledged fixed maturity securities, commercial mortgage loans and cash of $8,337 million, $413 million and $33 million, respectively, as of December 31, 2024 and $9,683 million, $489 million and $39 million, respectively, as of December 31, 2023 in connection with these reinsurance agreements. However, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level.
The following table sets forth net domestic life insurance
in-force
as of December 31:

(Amounts in millions)	2024	2023	2022
Direct life insurance in-force	$361,846	$397,276	$430,151
Amounts assumed from other companies	425	487	527
Amounts ceded to other companies (1)	(319,192)	(352,901)	(383,350)

Net life insurance in-force	$43,079	$44,862	$47,328

Percentage of amount assumed to net	1%	1%	1%

(1)	Includes amounts accounted for under the deposit method.
Enact
Enact Holdings, through Enact Mortgage Insurance Corporation (“EMICO”), its principal U.S. mortgage insurance subsidiary, engages in various reinsurance transactions. EMICO engages in excess of loss transactions either through a panel of traditional reinsurance providers or through collateralized reinsurance with unaffiliated special purpose insurers that are considered VIEs. During the respective coverage periods of these agreements, EMICO retains the first layer of aggregate loss exposure on covered policies while the reinsurer provides the

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

second layer of coverage, up to the defined reinsurance coverage amount, and EMICO retains losses in excess of the respective reinsurance coverage amount. Traditional reinsurance providers collateralize a portion of their coverage by holding funds in reinsurance trust accounts, and the VIEs fully collateralize their coverage by issuing mortgage insurance-linked notes to eligible capital market investors in unregistered private offerings. The notes are non-recourse to EMICO, and to Genworth Financial and its affiliates. EMICO has rights to terminate the reinsurance agreements upon the occurrence of certain events.
On January 27, 2025, EMICO executed two excess of loss reinsurance transactions that provide approximately $225 million and $260 million of reinsurance coverage on a portion of expected new insurance written for the 2025 and 2026 book years, respectively.
In 2024, EMICO executed two excess of loss reinsurance transactions with a panel of reinsurers that provide up to $270 million of reinsurance coverage on a portion of new insurance written for the 2024 book year and approximately $90 million of reinsurance coverage on a portion of mortgage insurance written from July 2023 to December 2023.
In 2023, EMICO executed an excess of loss reinsurance transaction with a panel of reinsurers that provides up to $180 million of reinsurance coverage on a portion of new insurance written in 2023. During 2023, EMICO also obtained $248 million of excess of loss reinsurance coverage from certain special purpose insurers.
EMICO also engages in quota share reinsurance agreements with a panel of third-party reinsurers. Under the agreements, EMICO cedes a percentage of premiums earned, claims and claims expenses on eligible policies. The agreements also include a specific ceding commission and a profit commission that is determined based on ceded claims. EMICO has rights to terminate the reinsurance agreements upon the occurrence of certain events.
In 2024, EMICO entered into quota share reinsurance agreements under which it ceded
21.225%
of a portion of new insurance written for its 2024 book year, and will cede, subject to certain conditions,
27.15% and 27.00%

of a portion of expected new insurance written for its 2025 and 2026 book years, respectively. EMICO executed a quota share reinsurance agreement in 2023 under which it ceded
16.125%
of a portion of new insurance written for its 2023 book year.
In connection with its reinsurance activities, Enact Holdings maintained assets in trust of $142 million and $78 million as of December 31, 2024 and 2023, respectively, for the benefit of its contractual counterparties.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

Premiums Written and Earned
The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

	Written			Earned
(Amounts in millions)	2024	2023	2022	2024	2023	2022
Direct:
Life insurance	$656	$699	$738	$656	$699	$738
Accident and health insurance (1)	2,545	2,712	2,739	2,545	2,712	2,739
Mortgage insurance	1,050	995	979	1,085	1,049	1,023

Total direct	4,251	4,406	4,456	4,286	4,460	4,500

Assumed:
Life insurance	1	1	1	1	1	1
Accident and health insurance (1)	277	288	294	277	288	294
Mortgage insurance	21	4	3	21	4	3

Total assumed	299	293	298	299	293	298

Ceded:
Life insurance	(478)	(493)	(505)	(478)	(493)	(505)
Accident and health insurance (1)	(512)	(537)	(533)	(512)	(537)	(533)
Mortgage insurance	(115)	(87)	(80)	(115)	(87)	(80)

Total ceded	(1,105)	(1,117)	(1,118)	(1,105)	(1,117)	(1,118)

Net premiums	$3,445	$3,582	$3,636	$3,480	$3,636	$3,680

Percentage of amount assumed to net				9%	8%	8%

(1)	Accident and health insurance is comprised of our long-term care insurance products.
Reinsurance recoveries recognized as a reduction of benefits and other changes in policy reserves amounted to $2,812 million, $2,702 million and $2,746 million during 2024, 2023 and 2022, respectively.
Allowance for Credit Losses on Reinsurance Recoverables
The following table sets forth the changes in the allowance for credit losses related to reinsurance recoverables as of and for the years ended December 31:

(Amounts in millions)	2024	2023	2022
Allowance for credit losses:
Beginning balance	$29	$63	$58
Provision	(5)	35	5
Write-offs	—	(69)	—
Recoveries	—	—	—

Ending balance	$24	$29	$63

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

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

	2024
(Amounts in millions)	Collateralized	Non-collateralized	Total

Credit rating:
A++	$—	$686	$686
A+	1,465	1,691	3,156
A	33	325	358
Not rated (1)	12,775	11	12,786

Total reinsurance recoverable	$14,273	$2,713	$16,986

	2023
(Amounts in millions)	Collateralized	Non-collateralized	Total

Credit rating:
A++	$—	$666	$666
A+	1,322	1,719	3,041
A	33	350	383
Not rated (1)	13,021	16	13,037

Total reinsurance recoverable	$14,376	$2,751	$17,127

(1)
Primarily relates to amounts associated with UFLIC, which is not rated. However, UFLIC has trust accounts and a guarantee from its parent, as discussed above, and is sufficiently collateralized and fully collectible; accordingly, no allowance for credit losses was recorded as of December 31, 2024 and 2023.

Reinsurance recoverables are considered past due when contractual payments have not been received from the reinsurer by the required payment date. Claims submitted for payment are generally due in less than one year. As of December 31, 2024, we had less than $1 million of reinsurance recoverables past due and no reinsurance recoverables past due as of December 31, 2023.
We previously established an allowance for credit losses of $36 million related to a prior reinsurance recoverable associated with Scottish Re US Inc. (“Scottish Re”), a reinsurance company domiciled in Delaware that was ordered into receivership for the purposes of rehabilitation in 2019. In 2023, the receiver concluded that Scottish Re should be liquidated based upon adverse changes in its financial condition subsequent to the filing of the proposed and subsequently amended plan of rehabilitation. Scottish Re’s board of directors consented to the liquidation order, which was made final by the court shortly thereafter. In addition, the court’s liquidation order mandated all reinsurance agreements in-force
with Scottish Re be terminated (or expire) by no later than September 30, 2023. In 2023, we determined that the reinsurance recoverable was uncollectible. As a result, we recorded an additional credit loss of $33 million and wrote off the entire reinsurance recoverable of $69 million against the allowance for credit losses. We also recaptured all our life insurance policies from Scottish Re in 2023, which did not have a significant impact on our earnings for the year ended December 31, 2023, as the credit loss recognized during 2023 was offset by the derecognition of ceded premiums payable of approximately $33 million where we had the right of offset for the amounts owed to us by Scottish Re.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

Effective December 31, 2023, we executed treaties with a third party to cede, on a yearly renewable term basis, certain term and universal life insurance products recaptured from Scottish Re, as well as some smaller blocks. This transaction resulted in a gain of $34 million that was deferred as cost of reinsurance and recorded as part of the reinsurance recoverable balance as of December 31, 2023; therefore, there was no impact to net income (loss).
(8) Future Policy Benefits
The following table sets forth our liability for future policy benefits as of December 31:

(Amounts in millions)	2024	2023
Long-term care insurance	$41,172	$43,929
Life insurance	1,564	1,698
Fixed annuities	10,695	11,829

Total long-duration insurance contracts	53,431	57,456

Deferred profit liability	129	128
Cost of reinsurance	50	71

Total future policy benefits	$53,610	$57,655

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The following tables present the balances of and changes in the liability for future policy benefits as of and for the years ended December 31:

	2024
(Dollar amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities

Present value of expected net premiums:
Beginning balance as of January 1	$18,650	$4,180	$—
Beginning balance, at original discount rate	$18,346	$3,918	$—
Effect of changes in cash flow assumptions	399	1	—
Effect of actual variances from expected experience	(174)	(55)	—

Adjusted beginning balance	18,571	3,864	—
Issuances	1	—	42
Interest accretion	915	212	—
Net premiums collected (1)	(1,862)	(437)	(42)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	1	—

Ending balance, at original discount rate	17,625	3,640	—
Effect of changes in discount rate assumptions	(310)	50	—

Ending balance as of December 31	$17,315	$3,690	$—

Present value of expected future policy benefits:
Beginning balance as of January 1	$62,579	$5,412	$11,829
Beginning balance, at original discount rate	$60,513	$5,146	$9,920
Effect of changes in cash flow assumptions	545	1	(1)
Effect of actual variances from expected experience	106	(36)	(39)

Adjusted beginning balance	61,164	5,111	9,880
Issuances	1	—	35
Interest accretion	3,276	266	639
Benefit payments	(3,852)	(731)	(989)
Derecognition (lapses and withdrawals)	—	—	—
Other	(2)	(1)	3

Ending balance, at original discount rate	60,587	4,645	9,568
Effect of changes in discount rate assumptions	(2,100)	96	1,127

Ending balance as of December 31	$58,487	$4,741	$10,695

Net liability for future policy benefits, before flooring adjustments	$41,172	$1,051	$10,695
Flooring adjustments (2)	—	513	—

Net liability for future policy benefits	41,172	1,564	10,695
Less: reinsurance recoverable	7,233	783	8,177

Net liability for future policy benefits, net of reinsurance recoverable	$33,939	$781	$2,518

Weighted-average liability duration (years)	12.5	5.6	10.1

(1)	Represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
(2)	See note 2 for a discussion of flooring adjustments.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

Long-term care insurance
In the fourth quarter of 2024, we completed our annual review of cash flow assumptions including benefit utilization, incidence, mortality and in-force rate actions, among others. The impact of changes in cash flow assumptions in 2024 resulted in an increase of
$146 million
in the liability for future policy benefits primarily related to unfavorable updates to healthy life and near-term benefit utilization assumptions to better align with recent experience, including cost of care inflation. Although we did not make significant changes to our multi-year in-force rate action plan, the increase to the liability for future policy benefits was partially offset by favorable assumption updates for future in-force rate action approvals given our current plans for rate increase filings and our recent experience regarding approvals and regulatory support. The increase to the liability for future policy benefits was also partially offset by favorable updates to our short-term incidence assumptions for incurred but not reported (“IBNR”) claims, reducing sufficiency held through a period of heightened uncertainty around incidence during and immediately following the coronavirus pandemic (“COVID-19”). The unfavorable impact of changes in cash flow assumptions was partially offset in net income as a portion of the unfavorable cash flow assumption updates were related to fully reinsured blocks of business. The impact of actual variances from expected experience in 2024 resulted in an increase of

$280 million
in the liability for future policy benefits primarily due to lower terminations and higher claims.
In the fourth quarter of 2023, we completed our annual review of cash flow assumptions including expected claim incidence and terminations, expenses, interest rates, benefit utilization trend and in-force
rate actions, among other assumptions. The impact of changes in cash flow assumptions in 2023 resulted in a decrease of $16 million in the liability for future policy benefits primarily as a result of a favorable update to our disabled life mortality assumptions to reflect an expectation that mortality will continue at elevated levels in the near term post-COVID-19. This was partially offset by unfavorable updates to our healthy life assumptions to better reflect near-term experience for cost of care, mortality, incidence and lapse rates. We also evaluated our assumptions regarding expectations of future premium rate increase approvals and benefit reductions and did not make significant changes to our multi-year in-force rate action plan. However, we did increase our assumption for future approvals and benefit reductions given our plans for rate increase filings and our historical experience regarding approvals and regulatory support, as well as benefit reductions and legal settlement results. The impact of actual variances from expected experience in 2023 resulted in an increase of $315 million in the liability for future policy benefits primarily driven by higher claims and unfavorable timing impacts related to a legal settlement.
Life insurance
There were no significant cash flow assumption changes in the fourth quarter of 2024. The impact of actual variances from expected experience in 2024 resulted in an increase of $19 million in the liability for future policy benefits primarily due to unfavorable mortality impacts.
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
The impact of actual variances from expected experience in 2023 resulted in an increase of $23 million in the liability for future policy benefits primarily driven by unfavorable mortality experience.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

Fixed annuities
There were no significant cash flow assumption changes in the fourth quarter of 2024. The impact of actual variances from expected experience in 2024 resulted in a decrease of $39 million in the liability for future policy benefits primarily due to favorable mortality.
The impact of changes in cash flow assumptions and actual variances from expected experience in 2023 resulted in decreases of $33 million and $30 million, respectively, in the liability for future policy benefits primarily from favorable mortality.
The following table provides the weighted-average interest rates for the liability for future policy benefits as of December 31:

	2024	2023
Long-term care insurance
Interest accretion (locked-in) rate	5.7%	5.8%
Current discount rate	5.7%	5.1%
Life insurance
Interest accretion (locked-in) rate	5.8%	5.8%
Current discount rate	5.3%	4.8%
Fixed annuities
Interest accretion (locked-in) rate	6.8%	6.7%
Current discount rate	5.6%	5.0%
See note 2 for additional information related to the discount rate used to measure the liability for future policy benefits.
The following table sets forth the amount of undiscounted and discounted expected future gross premiums and expected future benefit payments as of December 31:

	2024		2023
(Amounts in millions)	Undiscounted	Discounted	Undiscounted	Discounted
Long-term care insurance
Expected future gross premiums	$36,325	$24,430	$38,279	$26,341
Expected future benefit payments	$121,356	$58,487	$124,594	$62,579
Life insurance
Expected future gross premiums	$9,896	$5,549	$10,693	$6,278
Expected future benefit payments	$6,764	$4,741	$7,524	$5,412
Fixed annuities
Expected future gross premiums	$—	$—	$—	$—
Expected future benefit payments	$22,933	$10,695	$23,903	$11,829
During 2024, we recorded a charge of $4 million
to net income for our long-term care insurance products due to expected benefits exceeding expected gross premiums, resulting in net premium ratios capped at 100% for certain cohorts primarily due to unfavorable impacts of the annual review of cash flow assumptions completed in the fourth quarter of 2024.
During 2024, we recorded a charge of $10 million to net
inco
me for our life insurance products due to expected benefits exceeding expected gross premiums, resulting in net premium ratios capped at 100% for certain cohorts primarily due to higher claim severity.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The
following table sets forth the amount of revenue and interest accretion (expense) recognized in net income related to our liability for future policy benefits for the years ended December 31:

	2024		2023		2022
(Amounts in millions)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)

Long-term care insurance	$2,520	$2,361	$2,713	$2,333	$2,769	$2,303
Life insurance	647	54	688	64	725	78
Fixed annuities	—	639	—	663	—	690

Total	$3,167	$3,054	$3,401	$3,060	$3,494	$3,071

(1)	Amounts for interest accretion are included in benefits and other changes in policy reserves in the consolidated statements of income.
(9) Policyholder Account Balances
The following table sets forth our liabilities for policyholder account balances as of December 31:

(Amounts in millions)	2024	2023
Life insurance (1)	$7,235	$7,460
Fixed annuities	3,789	4,479
Variable annuities	467	529
Fixed indexed annuity embedded derivatives (2)	155	165
Indexed universal life embedded derivatives (2)	15	15
Additional insurance liabilities (3)	2,920	2,887
Other	13	5

Total policyholder account balances	$14,594	$15,540

(1)	Includes funding agreements.
(2)	See note 5 for additional information.
(3)
Represents additional liabilities related to death or other insurance benefits that are recorded within policyholder account balances and are considered long-duration insurance contracts. See note 10 for additional information.

The contracts underlying the minimum guarantees, such as GMWBs and guaranteed annuitization benefits, are considered “in the money” if the present value of the contractholder’s benefits is greater than the account value, or commonly referred to as the net amount at risk. For GMWBs and guaranteed annuitization benefits, the only way the contractholder can monetize the excess of the benefits over the account value of the contract is through lifetime withdrawals or lifetime income payments after annuitization. For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current GMDB in excess of the current account balance at the balance sheet date.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The following tables present the balances of and changes in policyholder account balances as of and for the years ended December 31:

	2024
(Dollar amounts in millions)	Life insurance	Fixed annuities	Variable annuities

Beginning balance as of January 1	$7,460	$4,479	$529
Issuances	—	—	—
Premiums received	470	22	14
Policy charges	(599)	(6)	(6)
Surrenders and withdrawals	(195)	(543)	(57)
Benefit payments	(227)	(347)	(55)
Net transfers from separate accounts	—	—	1
Interest credited	350	143	4
Other	(24)	41	37

Ending balance as of December 31	$7,235	$3,789	$467

Weighted-average crediting rate	3.9%	3.0%	3.3%
Net amount at risk (1)	$41,378	$26	$386
Cash surrender value	$4,192	$2,911	$467

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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The following tables present policyholder account balances by range of guaranteed minimum crediting rate and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums as of December 31:

	2024
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$102	$57	$45	$—	$204
2.00%–2.99%	659	27	—	—	686
3.00%–3.99%	1,940	629	1,121	61	3,751
4.00% and greater	2,318	19	18	—	2,355

Total	$5,019	$732	$1,184	$61	$6,996

(1)	Excludes universal life insurance and investment contracts of $4,495 million that have an equity market component to their crediting strategy.

	2023
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$121	$97	$39	$—	$257
2.00%–2.99%	1,201	81	—	—	1,282
3.00%–3.99%	1,732	699	1,155	31	3,617
4.00% and greater	2,479	16	10	—	2,505

Total	$5,533	$893	$1,204	$31	$7,661

(1)	Excludes universal life insurance and investment contracts of $4,807 million that have an equity market component to their crediting strategy.
Certain of our U.S. life insurance subsidiaries are members of the Federal Home Loan Bank (“FHLB”) system in their respective regions. As of December 31, 2024 and 2023, we held $34 million and $24 million, respectively, of FHLB common stock related to those memberships, which was included in equity securities. The FHLBs have been granted a lien on certain of our invested assets to collateralize our obligations; however, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by us, the FHLB’s recovery on the collateral is limited to the amount of our funding agreement liabilities to the FHLB. These funding agreements as of December 31, 2024 and 2023 were collateralized by fixed maturity securities with a fair value of $360 million and $359 million, respectively. The amount of funding agreements outstanding with the FHLBs was $50 million and $100 million as of December 31, 2024 and 2023, respectively, which was included in policyholder account balances.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

(10) Additional Insurance Liabilities
The following table presents the balances of and changes in additional liabilities related to death or other insurance benefits that are included within policyholder account balances related to universal and term universal life insurance products as of and for the years ended December 31:

(Dollar amounts in millions)	2024	2023
Beginning balance as of January 1	$2,887	$2,566
Beginning balance before shadow accounting adjustments	$2,939	$2,634
Effect of changes in cash flow assumptions	28	200
Effect of actual variances from expected experience	(58)	(3)

Adjusted beginning balance	2,909	2,831
Issuances	—	—
Interest accretion	102	90
Assessments collected	245	240
Benefit payments	(253)	(222)
Derecognition (lapses and withdrawals)	—	—

Ending balance before shadow accounting adjustments	3,003	2,939
Effect of shadow accounting adjustments	(83)	(52)

Ending balance	2,920	2,887
Less: reinsurance recoverable	—	—

Additional insurance liabilities, net of reinsurance recoverable	$2,920	$2,887

Weighted-average liability duration (years)	17.8	18.9
In the fourth quarter of 2024, as part of our annual review of assumptions, we increased our additional insurance liabilities primarily related to an unfavorable update to mortality assumptions for universal life insurance contracts originating from term life insurance conversions and an unfavorable update to interest rate assumptions given the recent rate environment. The decrease in our additional insurance liabilities from the effect of actual variances from expected experience in 2024 was primarily due to a model refinement related to certain universal life insurance products with secondary guarantees.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The following table provides the weighted-average interest rates for our additional insurance liabilities as of December 31:

	2024	2023
Interest accretion rate (1)	3.4%	3.2%
Projected crediting rate (2)	3.8%	3.8%

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

The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income related to additional insurance liabilities for
t
he
years ended December 31:

(Amounts in millions)	2024	2023	2022
Gross assessments	$526	$539	$559
Interest accretion (1)	$102	$90	$85

(1)	Amounts for interest accretion are included in benefits and other changes in policy reserves in the consolidated statements of income.
(11) Market Risk Benefits
The following table sets forth our market risk benefits by asset and liability position as of December 31:

	2024			2023
(Amounts in millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Fixed indexed annuities	$—	$48	$48	$—	$55	$55
Variable annuities	57	417	360	43	570	527

Total market risk benefits	$57	$465	$408	$43	$625	$582

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The following tables present the balances of and changes in market risk benefits as of and for the years ended December 31:

(Dollar amounts in millions)	2024
	Fixed indexed annuities	Variable annuities	Reinsurance recoverable (1)

Beginning balance as of January 1	$55	$527	$140
Beginning balance before effect of changes in instrument-specific credit risk	$52	$520	$140
Issuances	—	—	—
Interest accretion	3	25	7
Attributed fees collected	5	37	8
Benefit payments	—	(28)	(13)
Effect of changes in interest rates	(17)	(112)	(22)
Effect of changes in equity markets	(2)	(97)	(17)
Actual policyholder behavior different from expected behavior	(5)	5	4
Effect of changes in future expected policyholder behavior	13	6	—
Effect of changes in other future expected assumptions	—	—	—
Other	(4)	—	—

Ending balance before effect of changes in instrument-specific credit risk	45	356	107
Effect of changes in instrument-specific credit risk	3	4	—

Ending balance as of December 31	48	360	$107

Less: reinsurance recoverable	—	107

Market risk benefits, net of reinsurance recoverable	$48	$253

Weighted-average attained age of contractholders	73	76
Net amount at risk (2)

(1)	Represents the net reinsured asset related to our variable annuity MRBs.
(2)	See note 9 for additional information on the net amount at risk.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

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
During the year ended December 31, 2024, risk-free interest rates increased and equity markets were favorable, resulting in a decrease in the net MRB liability of our fixed indexed and variable annuity products. This was partially offset by unfavorable updates to our lapse assumptions.
During the year ended December 31, 2023, equity market performance was favorable, resulting in a decrease in the net MRB liability of our variable annuity products.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

(12) Separate Accounts
The following table presents the balances of and changes in separate account liabilities, which are primarily comprised of variable annuity products, as of and for the years ended December 31:

(Amounts in millions)	2024	2023
Beginning balance as of January 1	$4,509	$4,417
Premiums and deposits	29	35
Policy charges	(104)	(104)
Surrenders and withdrawals	(406)	(361)
Benefit payments	(217)	(190)
Investment performance	631	716
Net transfers to general account	(1)	(1)
Other charges	(3)	(3)

Ending balance	$4,438	$4,509

Cash surrender value (1)	$4,436	$4,506

(1)	Cash surrender value represents the amount of the contractholders’ account balances that was distributable less certain surrender charges.
Separate Account Assets
The following table presents the aggregate fair value of assets, by major investment asset category, supporting separate accounts as of December 31:

(Amounts in millions)	2024	2023
Equity funds	$2,087	$2,018
Balanced funds	1,834	1,927
Bond funds	313	320
Money market funds	204	244

Total	$4,438	$4,509

(13) Liability for Policy and Contract Claims
The following table sets forth our liability for policy and contract claims as of December 31:

(Amounts in millions)	2024	2023
Enact segment	$525	$518
Life and Annuities segment (1)	139	126
Other mortgage insurance business	6	8

Total liability for policy and contract claims	$670	$652

(1)	Primarily includes balances related to our universal and term universal life insurance products.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The following table presents the balances of and changes in our liability for policy and contract claims as of December 31:

(Amounts in millions)	2024	2023	2022
Beginning balance as of January 1	$652	$683	$819
Less reinsurance recoverable	(16)	(23)	(26)

Net beginning balance	636	660	793

Incurred related to insured events of:
Current year	940	885	879
Prior years	(243)	(239)	(310)

Total incurred	697	646	569

Paid related to insured events of:
Current year	(579)	(557)	(578)
Prior years	(107)	(114)	(124)

Total paid	(686)	(671)	(702)

Foreign currency translation	(1)	1	—

Net ending balance	646	636	660
Add reinsurance recoverable	24	16	23

Ending balance as of December 31	$670	$652	$683

The liability for policy and contract claims represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could be significant and result in increases in reserves by an amount that could be material to our results of operations, financial condition and liquidity. Given the extended period of time that may exist between the reporting of a delinquency and the claim payment in our Enact segment, and changes in economic conditions and the real estate market, significant uncertainty and variability exist on amounts actually paid.
During the year ended December 31, 2024, our Enact segment recorded reserve releases of $252 million primarily related to insured events of prior years, largely driven by favorable cure performance and loss mitigation activities. As part of these reserve releases, Enact decreased its assumptions for the rate at which delinquencies go to claim, primarily resulting from sustained favorable cure performance and lessening uncertainty in the economic environment, impacting reserves for insured events of both current and prior years.
The favorable development related to insured events of prior years for the year ended December 31, 2023 was predominantly associated with $241 million of reserve releases in our Enact segment primarily driven by favorable cure performance, including on delinquencies related to
COVID-19.
In addition, cure performance on delinquencies from 2022 had not been negatively impacted by uncertainty in the economic environment to the extent initially expected.
The favorable development related to insured events of prior years for the year ended December 31, 2022 was largely attributable to $314 million of reserve releases primarily driven by favorable cure performance on
COVID-19
delinquencies in our Enact
segment.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The following table sets forth
information
about incurred claims, net of reinsurance, as well as cumulative number of reported delinquencies and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts for domestic mortgage insurance in our Enact segment as of December 31, 2024. The information about the incurred claims development for the years ended December 31, 2015 to 2023 and the historical reported delinquencies as of December 31, 2023 and prior are presented as supplementary information.

(Dollar amounts in millions)	Incurred claims and allocated claim adjustment expenses, net of reinsurance										Total of IBNR liabilities including expected development on reported claims as of December 31, 2024	Number of reported delinquencies (2)
	For the years ended December 31,
Accident year (1)	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited

2015	$235	$208	$187	$181	$180	$180	$179	$179	$178	$177	$—	15,400
2016	—	198	160	138	136	137	136	135	134	132	—	13,970
2017	—	—	171	121	102	105	104	102	99	97	—	15,097
2018	—	—	—	117	84	84	78	73	69	66	—	11,269
2019	—	—	—	—	106	111	98	71	59	52	—	11,883
2020	—	—	—	—	—	365	362	107	49	35	—	38,863
2021	—	—	—	—	—	—	141	119	37	20	—	12,585
2022	—	—	—	—	—	—	—	220	137	44	—	14,329
2023	—	—	—	—	—	—	—	—	275	161	1	15,851
2024	—	—	—	—	—	—	—	—	—	289	35	18,847

							Total incurred			$1,073

(1)	Represents the year in which first monthly mortgage payments have been missed by the borrower.
(2)	Represents reported and outstanding delinquencies less actual cures as of December 31 for each respective accident year.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The following table sets forth paid claims development, net of reinsurance, for domestic mortgage insurance in our Enact segment for the year ended December 31, 2024. The information about paid claims development for the years ended December 31, 2015 to 2023 is presented as supplementary information.

(Amounts in millions)	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
Accident year (1)	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
2015	$12	$85	$145	$167	$173	$175	$176	$177	$177	$177
2016	—	10	64	110	124	127	128	129	131	131
2017	—	—	6	46	77	87	90	92	94	94
2018	—	—	—	3	32	48	55	59	62	63
2019	—	—	—	—	2	18	31	38	43	46
2020	—	—	—	—	—	1	8	13	19	24
2021	—	—	—	—	—	—	—	2	7	10
2022	—	—	—	—	—	—	—	—	4	12
2023	—	—	—	—	—	—	—	—	—	8
2024	—	—	—	—	—	—	—	—	—	—

	Total paid									$565

	Total incurred									$1,073
	Total paid									565
	All outstanding liabilities before 2015, net of reinsurance									9

	Net liability for policy and contract claims									517
	Other reserves									5
	Reinsurance recoverable									3

	Liability for policy and contract claims									$525

(1)	Represents the year in which first monthly mortgage payments have been missed by the borrower.
The following table sets forth our average payout of incurred claims by age for domestic mortgage insurance in our Enact segment as of December 31, 2024:

	Average annual percentage payout of incurred claims by age
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Percentage of payout	3.4%	26.8%	26.2%	13.3%	6.2%	2.5%	1.0%	0.7%	0.2%	0.1%
(14) Employee Benefit Plans
(a) Pension and Retiree Health and Life Insurance Benefit Plans
Essentially all of our employees are enrolled in a qualified defined contribution pension plan. The plan is 100
% funded by Genworth. We make annual contributions to each employee’s pension plan account based on the employee’s age, service and eligible pay. Employees are vested in the plan after three years
of service. As of December 31, 2024 and 2023, we recorded a liability related to these benefits of $
8
 million.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

In addition, certain employees also participate in
non-qualified
defined contribution plans and in qualified and
non-qualified
defined benefit pension plans. The plan assets and pension liabilities, including the projected and accumulated benefit obligations of these plans, were not material to our consolidated financial statements individually or in the aggregate. As of December 31, 2024 and 2023, we recorded a liability related to these plans of $51 million and $49 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2024 and 2023, we recognized an increase of $2 million and a decrease of $2 million, respectively, in OCI.
In 2022, we completed the termination of the First Colony Life Insurance Company Pension Plan (“FCL Plan”), one of our defined benefit pension plans previously available to certain of our employees. As permitted by a determination letter issued by the Internal Revenue Service, the FCL Plan settled the projected benefit obligation during 2022 by distributing FCL Plan assets to FCL Plan participants in the form of a lump sum distribution, an individual retirement account rollover to another qualified plan or by purchasing a non-participating
annuity contract from a third-party insurer to cover vested benefits. The FCL Plan was fully funded and did not require any additional cash contributions to terminate. During the year ended December 31, 2022 and in connection with the FCL Plan termination, we incurred $8 million of pre-tax
termination costs associated with the recognition of actuarial losses previously deferred in accumulated other comprehensive income (loss).
We provide retiree health benefits to domestic employees hired prior to January 1, 2005 who meet certain service requirements. Under this plan, retirees over 65 years of age receive a subsidy towards the purchase of a Medigap policy, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. In December 2009, we announced that eligibility for retiree medical benefits would be limited to associates who were within 10 years of retirement eligibility as of January 1, 2010. We also provide retiree life and long-term care insurance benefits. The plans are funded as claims are incurred. As of December 31, 2024 and 2023, the accumulated postretirement benefit obligation associated with these benefits was $51 million and $53 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2024 and 2023, we recognized an increase of $2 million and a decrease of $3 million, respectively, in OCI.
Our cost associated with our pension and retiree health and life insurance benefit plans was $15 million, $12 million and $22 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
variable annuity option offered by certain of our life insurance subsidiaries. The amount of deposits recorded by our life insurance subsidiaries in 2024 and 2023 in relation to this plan option was less than $1 million for each year.
Our cost associated with these plans was $11 million for the year ended December 31, 2024 and $13 million for each of the years ended December 31, 2023 and 2022.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

(c) Health and Welfare Benefits for Active Employees
We provide health and welfare benefits to our employees, including health, life, disability, dental and long-term care insurance, among others. Our long-term care insurance is provided through our group long-term care insurance products. The premiums recorded by this business related to these benefits were insignificant during 2024, 2023 and 2022.
(15) Borrowings and Other Financings
(a) Long-Term Borrowings
The following table sets forth total long-term borrowings as of December 31:

(Amounts in millions)	2024	2023

Genworth Holdings
6.50% Senior Notes, due 2034	$243	$262
Floating Rate Junior Subordinated Notes, due 2066	545	592

Subtotal	788	854
Bond consent fees	(8)	(9)
Deferred borrowing charges	(5)	(6)

Total Genworth Holdings	775	839

Enact Holdings
6.50% Senior Notes, due 2025	—	750
6.25% Senior Notes, due 2029	750	—
Deferred borrowing charges	(7)	(5)

Total Enact Holdings	743	745

Total	$1,518	$1,584

Genworth Holdings
Long-Term Senior Notes
As of December 31, 2024, Genworth Holdings had outstanding fixed rate senior notes with a principal balance of $244 million and a discount of $1 million, with an interest rate of 6.50% due in June 2034 (“2034 Notes”). The 2034 Notes are Genworth Holdings’ direct, unsecured obligations and rank equally in right of payment with all its existing and future unsecured and unsubordinated obligations. Genworth Financial provides a full and unconditional guarantee to the trustee and holders of Genworth Holdings’ 2034 Notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any, interest on, and all other amounts payable under, the outstanding 2034 Notes and their respective indentures. Genworth Holdings has the option to redeem all or a portion of its 2034 Notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread. During the year ended December 31, 2024, Genworth Holdings repurchased $19 million principal amount of its 2034 Notes and paid accrued interest thereon. In connection with the repurchases, we wrote off $1 million of bond consent fees and deferred borrowing charges.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

Long-Term Junior Subordinated Notes
As of December 31, 2024, Genworth Holdings had outstanding floating rate junior notes having an aggregate principal amount of $546 million and a discount of $1 million, with interest payable quarterly until the notes mature in November 2066 (“2066 Notes”). The 2066 Notes have an annual interest rate equal to the three-month Term SOFR Reference Rate, plus a tenor spread adjustment of 0.26161%, plus an additional spread of 2.0025%. Subject to certain conditions, Genworth Holdings has the right, on one or more occasions, to defer the payment of interest on the 2066 Notes during any period of up to 10 years without giving rise to an event of default and without permitting acceleration under the terms of the 2066 Notes. Genworth Holdings will not be required to settle deferred interest payments until it has deferred interest for five years or made a payment of current interest. In the event of our bankruptcy, holders will have a limited claim for deferred interest.
In connection with the issuance of the 2066 Notes, we entered into a Replacement Capital Covenant, whereby we agreed, for the benefit of holders of Genworth Holdings’ 2034 Notes, that Genworth Holdings would not repay, redeem or repurchase all or any part of the 2066 Notes on or before November 15, 2046, unless such repayment, redemption or repurchase was made from the proceeds of the issuance of certain replacement capital securities and pursuant to the other terms and conditions set forth in the Replacement Capital Covenant. On October 25, 2023, Genworth Holdings completed a consent solicitation from bondholders representing a majority in principal amount of its 2034 Notes to amend the Replacement Capital Covenant. The amendment permits Genworth Holdings to repay, redeem or repurchase $2,000 principal amount of its 2066 Notes for each $1,000 principal amount of its 2034 Notes repaid, redeemed or repurchased. During the year ended December 31, 2024, Genworth Holdings repurchased $47 million of its 2066 Notes for a pre-tax
gain of $8 million.
During the
180-day
period prior to November 15, 2036, the “scheduled redemption date,” Genworth Holdings must use its commercially reasonable efforts, subject to certain conditions, to raise sufficient net proceeds from the sale of certain qualifying capital securities to redeem the 2066 Notes on the scheduled redemption date. If Genworth Holdings has not raised sufficient net proceeds to repay the 2066 Notes in full on the scheduled redemption date, it shall repay the 2066 Notes in part on such date and on each quarterly interest payment date thereafter to the extent that it has received net proceeds from the sale of such qualifying capital securities, until the 2066 Notes have been redeemed in full. Genworth Holdings may otherwise redeem the 2066 Notes at any time in whole or in part at their principal amount plus accrued and unpaid interest to the date of redemption, subject to compliance with the amended Replacement Capital Covenant.
The 2066 Notes will be subordinated to all existing and future senior, subordinated and junior subordinated debt of Genworth Holdings, except for any future debt that by its terms is not superior in right of payment, and will be effectively subordinated to all liabilities of our subsidiaries. Genworth Financial provides a full and unconditional guarantee to the trustee and holders of the 2066 Notes, on an unsecured subordinated basis, of the full and punctual payment of the principal of, premium, if any, interest on, and all other amounts payable under, the outstanding 2066 Notes and their respective indentures.
Enact Holdings
On May 28, 2024, Enact Holdings issued $750 million aggregate principal amount of unsecured senior notes, maturing on May 28, 2029 (“2029 Notes”). The 2029 Notes bear interest at an annual rate of 6.25%, payable semi-annually in arrears on May 28 and November 28 of each year, which commenced on November 28, 2024. Enact Holdings has the option to redeem all or a portion of the 2029 Notes at any time prior to April 28, 2029 with notice to the noteholders at a price equal to the greater of the present value of the remaining scheduled principal and interest payments discounted at the then-current treasury rate plus 30 basis points or 100% of the

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

principal, plus in either case, accrued and unpaid interest. At any time on or after April 28, 2029, Enact Holdings may redeem all or a portion of its 2029 Notes with notice to the noteholders at a price equal to 100% of the principal plus accrued and unpaid interest. The 2029 Notes contain customary events of default, which subject to certain notice and cure conditions, can result in the acceleration of the principal and accrued interest on the outstanding notes if Enact Holdings breaches the terms of the indenture.
On June 3, 2024, Enact Holdings redeemed all $750 million aggregate principal amount outstanding of its 6.50% senior notes due in 2025 for a pre-tax
loss of $11 million. Enact Holdings funded the redemption primarily through the net proceeds from the issuance of its 2029 Notes.
(b) Revolving Credit Facility
Enact Holdings
On June 30, 2022, Enact Holdings entered into a credit agreement with a syndicate of lenders that provides for a five-year unsecured revolving credit facility in the initial aggregate principal amount of $200 million, including the ability for Enact Holdings to increase the commitments under the credit facility on an uncommitted basis, by an additional aggregate principal amount of up to $100 million. Any borrowings under Enact Holdings’ credit facility will bear interest at a per annum rate equal to a floating rate tied to a standard short-term borrowing index selected at Enact Holdings’ option, plus an applicable margin, pursuant to the terms of the credit agreement. The applicable margin is based on Enact Holdings’ ratings established by certain debt rating agencies for its outstanding debt. Enact Holdings’ credit facility includes customary representations, warranties, covenants, terms and conditions. As of December 31, 2024, Enact Holdings was in compliance with all covenants and the credit facility remained undrawn.
(c) Liquidity
The combined $1,540 million aggregate principal amount of our long-term borrowings matures in 2029 or thereafter.
(16) Income Taxes
Income from continuing operations before income taxes included the following components for the years ended December 31:

(Amounts in millions)	2024	2023	2022
Domestic	$593	$301	$1,365
Foreign	2	2	—

Income from continuing operations before income taxes	$595	$303	$1,365

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The total provision for income taxes was as follows for the years ended December 31:

(Amounts in millions)	2024	2023	2022
Current federal income taxes	$256	$50	$—
Deferred federal income taxes	(101)	49	320

Total federal income taxes	155	99	320

Current state income taxes	5	6	4
Deferred state income taxes	(1)	(1)	(6)

Total state income taxes	4	5	(2)

Current foreign income taxes	—	—	—
Deferred foreign income taxes	(1)	—	1

Total foreign income taxes	(1)	—	1

Total provision for income taxes	$158	$104	$319

Our current income tax payable was $57 million and $43 million as of December 31, 2024 and 2023, respectively.
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the years ended December 31:

	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Increase (reduction) in rate resulting from:
Tax on income from terminated swaps	4.9	10.0	2.3
Non-deductible expenses	1.4	2.0	0.2
State income tax, net of federal income tax effect	0.6	1.4	(0.1)
Other, net	(1.3)	(0.1)	—

Effective rate	26.6%	34.3%	23.4%

The effective tax rate for the years ended December 31, 2024, 2023 and 2022 was above the statutory U.S. federal income tax rate of 21% largely due to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income.
The effective tax rate for the year ended December 31, 2024 decreased compared to the year ended December 31, 2023 primarily attributable to lower tax expense on certain forward starting swap gains in relation to pre-tax
income in 2024.
The effective tax rate for the year ended December 31, 2023 increased compared to the year ended December 31, 2022 primarily attributable to higher tax expense on certain forward starting swap gains in relation to pre-tax
income in 2023.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The components of our deferred income taxes were as follows as of December 31:

(Amounts in millions)	2024	2023
Assets:
Net operating loss carryforwards	$2	$3
Capital loss carryforwards	141	138
State income taxes	370	370
Insurance reserves	1,058	910
DAC	72	18
Accrued commission and general expenses	61	75
Liabilities associated with discontinued operations	122	121
Net unrealized losses on investment securities	795	539
Net unrealized losses on derivatives	162	81
Net effect of change in discount rate for future policy benefits	—	391
Net effect of change in fair value of MRBs attributable to instrument-specific credit risk	1	2
Other	4	8

Gross deferred income tax assets	2,788	2,656
Valuation allowance	(639)	(542)

Total deferred income tax assets	2,149	2,114

Liabilities:
Net effect of change in discount rate for future policy benefits	278	—
PVFP and other intangibles	24	27
Insurance reserves transition adjustment	25	49
Investments	92	67
Other	12	19

Total deferred income tax liabilities	431	162

Net deferred income tax asset	$1,718	$1,952

The $2 million of net operating loss (“NOL”) carryforwards relate to foreign jurisdictions and are fully offset by a valuation allowance. Capital loss carryforwards amounted to $673 million as of December 31, 2024, and, if unused, will expire in 2026.
Our valuation allowance as of December 31, 2024 and 2023 was $639 million and $542 million, respectively. Given the change in our unrealized gains (losses) on our fixed maturity securities and forward starting swaps in 2024 due to rising interest rates and the corresponding reduction in the amount of unrealized capital gains expected to be available in the future to offset our capital loss carryforwards and other capital deferred tax assets, we recorded an additional valuation allowance of $100 million during the fourth quarter of 2024 through accumulated other comprehensive income (loss)
,
resulting in an ending valuation allowance of
$300
million related to deferred tax assets that would produce capital losses. There was no change in 2023 to the
$200 million
valuation allowance recorded in 2022 based upon the amounts and characteristics of our deferred tax assets and liabilities and our assessment of the risks associated with the recoverability of our deferred tax assets. The remainder of the valuation allowance as of December 31, 2024 and 2023 was related to state deferred

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

tax
assets and foreign NOLs. The state deferred tax assets related primarily to the future deductions associated with the Section 338 elections and non-insurance NOL carryforwards.
Our ability to realize our net deferred tax asset of $1,718 million, which includes deferred tax assets related to capital loss and NOL carryforwards, is primarily dependent upon generating sufficient taxable income and capital gains in future years. We have net deferred tax assets of $1,220 million that have or will produce capital losses. As part of the assessment of the amount of the valuation allowance, management has asserted that it has the ability and intent to execute tax planning strategies including holding certain investment assets with unrealized losses to recovery or maturity or realizing gains on certain investment assets with unrealized gains to the extent necessary to ensure realization of the capital related deferred tax assets, net of the $300 million valuation allowance.
We have net deferred tax assets of $498 million that will produce ordinary income (loss) in future years. Management has concluded that there is sufficient positive evidence to support the expected realization of these deferred tax assets for U.S. federal income tax purposes. This positive evidence includes the fact that: (i) we are currently in a cumulative three-year income position, and (ii) our U.S. operating forecasts are profitable, which include in-force
premium rate increases and associated benefit reductions already obtained in our long-term care insurance business.
After consideration of all available evidence, we have concluded that it is more likely than not that our deferred tax assets, with the exception of capital loss carryforwards, other capital deferred tax assets, state deferred tax assets and certain foreign NOLs for which a valuation allowance has been established, will be realized. If our actual results do not validate the current projections of pre-tax income, we may be required to record an additional valuation allowance that could have a material impact on our consolidated financial statements in future periods.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(Amounts in millions)	2024	2023	2022
Balance as of January 1	$30	$33	$40
Tax positions related to the current period:
Gross additions	—	—	—
Gross reductions	(5)	(3)	(3)
Tax positions related to the prior years:
Gross additions	—	—	—
Gross reductions	—	—	(4)

Balance as of December 31	$25	$30	$33

The total amount of unrecognized tax benefits was $25 million as of December 31, 2024, which if recognized would affect the effective tax rate on continuing operations by $21 million. These unrecognized tax benefits include the impact of foreign currency translation from our international operations.
We believe it is reasonably possible that in 202
5
, due to the possible resolution of certain potential settlements and other administrative and statutory proceedings and limitations, up to approximately $13 million unrecognized tax benefits would be recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. We recorded $
2

million,
$
— and
$
—

of expense in 2024, 2023 and 2022, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

Our companies have elected to file a single U.S. consolidated income tax return (the
“life/non-life
consolidated return”). All companies domesticated in the United States and our Bermuda subsidiary, which will elect to be taxed as a U.S. domestic company retroactive to the 2023 tax year, are included in the life/non-life
consolidated return as allowed by the tax law and regulations. We have a tax sharing agreement in place and all intercompany balances related to this agreement are settled at least annually. We are not currently subject to any significant examinations by federal or state income tax authorities. Generally, we are no longer subject to federal or state income tax examinations for years prior to 2021.
(17) Supplemental Cash Flow Information
Net cash paid for taxes was $248 million, $10 million and $5 million and cash paid for interest was $124 million, $110 million and $101 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(18) Long-Term Incentive Compensation
Genworth Financial
Prior to May 2012, we granted share-based awards to employees and directors, including restricted stock units (“RSUs”), performance stock units (“PSUs”), deferred stock units (“DSUs”) and stock appreciation rights (“SARs”) under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (the “2004 Omnibus Incentive Plan”). In May 2012, the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (the “2012 Omnibus Incentive Plan”) was approved by stockholders. Under the 2012 Omnibus Incentive Plan, we were authorized to grant 16 million equity awards, plus a number of additional shares not to exceed 25 million underlying awards outstanding under the 2004 Omnibus Incentive Plan. In December 2018, the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”) was approved by stockholders. Under the 2018 Omnibus Incentive Plan, we were authorized to grant 25 million equity awards, plus a number of additional shares not to exceed 20 million underlying awards outstanding under the prior Plans. In May 2021, the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (the “2021 Omnibus Incentive Plan”) was approved by stockholders. Under the 2021 Omnibus Incentive Plan, we are authorized to grant 25 million equity awards, plus a number of additional shares not to exceed 20 million underlying awards outstanding under the prior Plans. The 2004 Omnibus Incentive Plan together with the 2012, 2018 and 2021 Omnibus Incentive Plans are referred to collectively as the “Omnibus Incentive Plans.”
We recorded long-term incentive compensation expense under the Omnibus Incentive Plans of $32 million, $34 million and $27 million, respectively, for the years ended December 31, 2024, 2023 and 2022, which included stock-based compensation expense of $31 million, $29 million and $19 million, respectively. Long-term incentive compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.
During 2024, 2023 and 2022, we issued RSUs with average restriction periods of three years and a weighted-average grant date fair value of $6.15, $6.05 and $4.25, respectively, measured at the market price of a share of our Common Stock on the grant date.
During

2024, 2023 and 2022, we granted PSUs with a fair value of $6.48, $6.76 and $4.47, respectively, calculated as described in further detail below as of the approval date by Genworth Financial’s Board of Directors. PSUs may be earned over a three-year
period based upon the achievement of certain performance goals.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The
PSUs granted in 2024, 2023 and 2022 each have a three-year measurement period starting on January 1 of the respective grant year going through December 31 of the following third year. For all years, the performance metric is based on our Enact segment’s adjusted operating income (loss) and Genworth’s total shareholder return over the three-year measurement period compared to certain of its peer companies established as of the grant date. See note 21 for our definition of adjusted operating income (loss). The performance metric for the PSUs granted in 2024 is also based on the net present value of future expected premium increases and benefit reductions resulting from approved in-force
rate actions on our long-term care insurance policies and reserve reductions associated with the related legal settlements less settlement payments, net of reinsurance, over the three-year measurement period. The performance metric for the PSUs granted in both 2023 and 2022 is also based on the consolidated statutory pre-tax
income of our U.S. life insurance subsidiaries over the three-year measurement period. The grant-date fair value for the adjusted operating income (loss), net present value of future expected premium increases and benefit reductions and consolidated statutory pre-tax
income performance measures was based on market price of a share of our Common Stock as of the approval date. The grant-date fair value for the total relative shareholder return performance metric was calculated using the Monte Carlo simulation.
The grant-date fair value and the valuation assumptions used in the Monte Carlo simulation to calculate the total relative shareholder return performance metric for the PSUs granted in 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Grant-date fair value	$7.66	$8.82	$5.30
Valuation-date stock price	$6.11	$6.21	$4.27
Volatility	37.9%	55.4%	64.6%
Dividend yield	—%	—%	—%
Risk-free rate	4.4%	4.3%	1.8%
Valuation maximum	800% of grant-date stock price	800% of grant-date stock price	800% of grant-date stock price
For all PSU awards granted, the compensation committee of our Board of Directors determines and approves no later than March 15, following the end of the three-year performance period for each applicable performance period, the number of units earned and vested for each distinct performance period.
The following table summarizes the status of our equity-based awards as of and for the year ended December 31, 2024:

	RSUs		PSUs		DSUs		SARs
(Awards in thousands)	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average grant date fair value

Balance as of January 1	1,729	$5.13	6,003	$4.60	1,118	$3.00	1,592	$3.22
Granted	1,020	$6.15	1,887	$6.48	—	$—	—	$—
Performance adjustment (1)	—	$—	2,246	$3.45	—	$—	—	$—
Vested	(884)	$4.65	(4,492)	$3.45	(3)	$2.71	—	$—
Terminated	(139)	$5.49	(402)	$4.64	—	$—	(1,219)	$3.15

Balance as of December 31	1,726	$5.95	5,242	$5.77	1,115	$2.93	373	$3.45

(1)	The performance adjustment relates to additional awards expected to be earned through the achievement of certain performance metrics.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

We
issue new shares of Common Stock upon vesting of share-based awards. The fair value of RSUs, PSUs and DSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $20 million, $17 million and $29 million, respectively, and the tax benefit realized upon vesting of share-based awards was $4 million, $4 million and $5 million, respectively.
As of December 31, 2024, total unrecognized stock-based compensation expense related to non-vested
non-cash
awards not yet recognized was $24 million and is expected to be recognized over a weighted-average period of approximately two years.
During 2024, 2023 and 2022, we issued cash settled RSUs with average restriction periods of three years and a weighted-average fair value of $7.35, $6.18 and $4.27, respectively, measured at the market price of a share of our Common Stock on the grant date. The RSUs will vest as a cash payment equal to one share of our Common Stock using the average closing sales prices on the 20 trading days immediately preceding the vesting date. In 2022, we granted time-based cash awards with a fair value of $1.00 per award and that vest over three years, with a third of the payout occurring per year as determined by the vesting period, beginning on the first anniversary of the grant date.
The following table summarizes cash award activity as of and for the year ended December 31, 2024:

	Cash settled RSUs		Time-based cash awards
(Awards in thousands)	Number of awards	Weighted-average fair value	Number of awards

Balance as of January 1	3,764	$6.15	4,206
Granted	2,589	$7.35	—
Vested	(1,692)	$6.62	(4,126)
Forfeited	(132)	$6.29	(11)

Balance as of December 31	4,529	$7.12	69

Payments for cash settled RSUs that vested during the years ended December 31, 2024, 2023 and 2022 were $11 million, $7 million and less than $1 million, respectively.
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
During 2024, 2023 and 2022, Enact Holdings granted RSUs with average restriction periods of three years and a weighted-average grant date fair value of $27.64, $24.26 and $22.18, respectively, measured at the fair value of a share of Enact Holdings’ Common Stock on the grant date.
During 2024, 2023 and 2022, Enact Holdings granted PSUs with a three-year measurement period starting on January 1 of each respective grant year going through December 31 of the following third year. The performance metrics are based on the standalone results of Enact Holdings and are measured by consolidated

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

book
value per share growth at the end of each respective performance period, calculated as the increase in book value divided by the average number of shares outstanding during each respective three-year measurement period. The PSUs were granted at market price as of the approval date by Enact Holdings’ Board of Directors, with a fair value of $27.19, $24.23 and $22.15 in 2024, 2023 and 2022, respectively.
The following table summarizes the status of Enact Holdings’ equity-based awards as of and for the year ended December 31, 2024:

	RSUs		PSUs		DSUs
(Awards in thousands)	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average grant date fair value
Balance as of January 1	1,214	$20.94	339	$23.16	166	$22.54
Granted	266	$27.64	250	$27.19	46	$31.53
Dividend equivalents	25	$32.05	13	$32.45	5	$26.92
Vested	(903)	$20.02	—	$—	—	$—
Terminated	(22)	$23.99	—	$—	—	$—

Balance as of December 31	580	$25.39	602	$24.87	217	$24.47

For the years ended December 31, 2024, 2023 and 2022, and in accordance with our majority ownership, we recorded $19 million, $15 million and $10 million, respectively, of stock-based compensation expense. As of December 31, 2024, total estimated unrecognized expense related to these awards was $15 million and is expected to be recognized over a weighted-average period of approximately two years.
The fair value of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $18 million, $3 million and less than $1 million, respectively. The tax benefit realized upon vesting of share-based awards was $4 million for the year ended December 31, 2024 and less than $1 million for each of the years ended December 31, 2023 and 2022.
(19) Fair Value of Financial Instruments
Recurring Fair Value Measurements
We have fixed maturity
securities, equity securities, limited partnerships, derivatives, short-term investments, embedded derivatives, separate account assets, MRBs and certain other financial instruments, which are carried at fair value. Below is a description of the valuation techniques and inputs used to determine fair value by class of instrument.
Fixed maturity securities, equity securities and short-term investments
The fair value of fixed maturity securities, equity securities and short-term investments is estimated primarily based on information derived from third-party pricing services (“pricing services”), broker quotes and/or internal models, which may use a market approach, income approach or a combination of the market and income approach depending on the type of instrument and availability of information. In general, a market approach is utilized if there is readily available and relevant market activity for an individual security. In certain cases where market information is not available for a specific security but is available for similar securities, that security is valued using market information for similar securities, which is also a market approach. When market

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

information is not available for a specific security (or similar securities) or is available but such information is less relevant or reliable, an income approach or a combination of a market and income approach is utilized. For securities with optionality, such as call or prepayment features (including mortgage-backed or asset-backed securities), an income approach may be used. These valuation techniques may change from period to period, based on the relevance and availability of market data.
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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placements with the public bonds, price caps, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs, leading to a classification of Level 2. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of December 31, 2024.
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
Years Ended December 31, 2024, 2023 and 2022

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
Level 2 measurements
Fixed maturity securities

•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, 89% of our portfolio was priced using third-party pricing services as of December 31, 2024. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The following table presents a summary of the significant inp ut
s used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of December 31, 2024:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$3,493	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,149	Multi-dimensional attribute-based modeling systems, exchanges for the bond or comparable liquid bonds	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$896	Price quotes from market makers, spread priced to benchmark curves, matrix pricing	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$23,301	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$5,815	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$809	OAS-based models, single factor binomial models, internally priced, pay-up to the to be announced price	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$1,290	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swap curves, TRACE reports

Other asset-backed	$1,999	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

•
Internal models:
A portion of our U.S. corporate and
non-U.S.
corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,520 million and $837 million, respectively, as of December 31, 2024. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

Equity securities.
The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.
Short-term investments.
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Fixed maturity securities

•
Broker quotes:
A portion of our
non-U.S.
government, U.S. corporate,
non-U.S.
corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $247 million as of December 31, 2024.

•
Internal models:
A portion of our U.S. corporate,
non-U.S.
corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which can include significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $2,546 million as of December 31, 2024.

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
Years Ended December 31, 2024, 2023 and 2022

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
Derivatives
We consider counterparty collateral arrangements and rights of set-off when evaluating our net credit risk exposure to our derivative counterparties. Accordingly, we are permitted to include consideration of these arrangements when determining whether any incremental adjustment should be made for both the counterparty’s and our non-performance risk in measuring fair value for our derivative instruments. As a result of these counterparty arrangements, we determined that any adjustment for credit risk would not be material, and we have not recorded any incremental adjustment for our non-performance risk or the non-performance risk of the derivative counterparties for our derivative assets or liabilities.
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
Equity index options.
We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of December 31, 2024, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
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
Years Ended December 31, 2024, 2023 and 2022

as well as an estimate of the cost of counterparty financing to acquire and carry the bond during the forward period. The estimated cost of counterparty financing is not readily observable and is developed based upon an assumed spread; accordingly, these derivatives are classified as Level 3.
Fixed indexed annuity and indexed universal life embedded derivatives
We have fixed indexed annuity and indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance
risk and risk margins. As a result of our assumptions for expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of December 31, 2024, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
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
Fixed indexed annuities
The valuation of fixed indexed annuities MRBs, which includes GMWB features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our fixed indexed annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the fixed indexed annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. As a result of our assumptions for GMWB utilization, expected future interest credited and non-performance risk being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases or GMWB utilization increases, the value of our fixed indexed annuities MRB liability will increase. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of December 31, 2024, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 11 for additional details related to the changes in the fair value measurement of fixed indexed annuities MRBs as of December 31, 2024 and 2023.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

Variable annuities
The valuation of our variable annuities MRBs, which includes GMWB, GMDB and GPAF features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, interest rates, equity index and fund correlation and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our variable annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the variable annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. We classify the variable annuities MRBs valuation as Level 3 based on having significant unobservable inputs, with policyholder behavior (GMWB utilization and lapses), equity index volatility and non-performance risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the variable annuities MRBs will increase. An increase in our lapse assumption would decrease the fair value of the variable annuities MRBs, whereas an increase in our GMWB utilization rate would increase the fair value. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of December 31, 2024, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 11 for additional details related to the changes in the fair value measurement of variable annuities MRBs as of December 31, 2024 and 2023.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of
December 31:

	2024
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)

Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,493	$—	$3,493	$—	$—
State and political subdivisions	2,149	—	2,149	—	—
Non-U.S. government	909	—	896	13	—
U.S. corporate:
Utilities	4,282	—	3,437	845	—
Energy	2,312	—	2,291	21	—
Finance and insurance	6,911	—	6,223	688	—
Consumer—non-cyclical	4,387	—	4,324	63	—
Technology and communications	2,723	—	2,711	12	—
Industrial	1,072	—	1,057	15	—
Capital goods	2,243	—	2,200	43	—
Consumer—cyclical	1,497	—	1,398	99	—
Transportation	1,074	—	1,043	31	—
Other	270	—	137	133	—

Total U.S. corporate	26,771	—	24,821	1,950	—

Non-U.S. corporate:
Utilities	693	—	411	282	—
Energy	1,006	—	890	116	—
Finance and insurance	1,774	—	1,753	21	—
Consumer—non-cyclical	556	—	517	39	—
Technology and communications	726	—	709	17	—
Industrial	766	—	699	67	—
Capital goods	591	—	544	47	—
Consumer—cyclical	230	—	230	—	—
Transportation	436	—	401	35	—
Other	549	—	498	51	—

Total non-U.S. corporate	7,327	—	6,652	675	—

Residential mortgage-backed	811	—	809	2	—
Commercial mortgage-backed	1,301	—	1,290	11	—
Other asset-backed	2,141	—	1,999	142	—

Total fixed maturity securities	44,902	—	42,109	2,793	—

Equity securities	515	401	70	44	—
Limited partnerships	2,460	—	—	19	2,441
Other invested assets:
Derivative assets:
Interest rate swaps	18	—	18	—	—
Foreign currency swaps	13	—	13	—	—
Equity index options	19	—	—	19	—
Forward bond purchase commitments	6	—	—	6	—

Total derivative assets	56	—	31	25	—

Short-term investments	4	—	4	—	—

Total other invested assets	60	—	35	25	—

Separate account assets	4,438	4,438	—	—	—

Total assets	$52,375	$4,839	$42,214	$2,881	$2,441

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2024	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of December 31, 2024	Total gains (losses) attributable to assets still held
		Included in net income	Included in OCI								Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$60	$3	$6	$—	$—	$—	$—	$—	$(69)	$—	$—	$—
Non-U.S. government	—	—	(1)	14	—	—	—	—	—	13	—	(1)
U.S. corporate:
Utilities	881	(5)	(30)	56	(13)	—	(48)	8	(4)	845	—	(39)
Energy	60	(1)	1	—	(4)	—	(23)	—	(12)	21	—	—
Finance and insurance	717	(1)	6	—	—	—	(67)	33	—	688	—	—
Consumer—non-cyclical	69	—	—	—	—	—	(6)	—	—	63	—	—
Technology and communications	12	—	—	—	—	—	—	—	—	12	—	—
Industrial	23	—	—	—	—	—	(8)	—	—	15	—	—
Capital goods	35	—	(1)	20	—	—	(11)	—	—	43	—	—
Consumer—cyclical	122	—	(4)	—	—	—	(5)	—	(14)	99	—	(4)
Transportation	22	—	—	13	—	—	(4)	—	—	31	—	—
Other	149	—	(2)	—	—	—	(14)	—	—	133	—	(3)

Total U.S. corporate	2,090	(7)	(30)	89	(17)	—	(186)	41	(30)	1,950	—	(46)

Non-U.S. corporate:
Utilities	269	(9)	(4)	35	—	—	(16)	49	(42)	282	(9)	(4)
Energy	131	—	—	—	—	—	(15)	—	—	116	—	—
Finance and insurance	134	5	—	—	—	—	(19)	—	(99)	21	3	(4)
Consumer—non-cyclical	81	(1)	1	—	(14)	—	(28)	—	—	39	—	—
Technology and communications	24	—	—	—	—	—	(7)	—	—	17	—	—
Industrial	63	—	(2)	8	(1)	—	(1)	—	—	67	—	(2)
Capital goods	53	—	(2)	24	(4)	—	(24)	—	—	47	—	(1)
Consumer—cyclical	1	—	—	7	—	—	—	—	(8)	—	—	—
Transportation	22	—	(1)	15	(1)	—	—	—	—	35	—	(1)
Other	52	—	(1)	—	—	—	—	—	—	51	—	(1)

Total non-U.S. corporate	830	(5)	(9)	89	(20)	—	(110)	49	(149)	675	(6)	(13)

Residential mortgage-backed	3	—	—	—	—	—	(1)	—	—	2	—	—
Commercial mortgage—backed	11	—	—	—	—	—	—	—	—	11	—	—
Other asset-backed	102	—	(1)	102	—	—	(10)	—	(51)	142	—	(1)

Total fixed maturity securities	3,096	(9)	(35)	294	(37)	—	(307)	90	(299)	2,793	(6)	(61)

Equity securities	32	—	—	20	(8)	—	—	—	—	44	—	—
Limited partnerships	20	(6)	—	6	—	—	(1)	—	—	19	(4)	—
Other invested assets:
Derivative assets:
Equity index options	15	9	—	16	—	—	(21)	—	—	19	10	—
Forward bond purchase commitments	51	—	(45)	—	—	—	—	—	—	6	—	(23)

Total derivative assets	66	9	(45)	16	—	—	(21)	—	—	25	10	(23)
Short-term investments	7	—	—	—	—	—	(7)	—	—	—	—	—

Total other invested assets	73	9	(45)	16	—	—	(28)	—	—	25	10	(23)

Total Level 3 assets	$3,221	$(6)	$(80)	$336	$(45)	$—	$(336)	$90	$(299)	$2,881	$—	$(84)

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

(Amounts in millions)	Beginning balance as of January 1, 2023	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of December 31, 2023	Total gains (losses) attributable to assets still held
		Included in net income	Included in OCI								Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$55	$4	$1	$—	$—	$—	$—	$—	$—	$60	$4	$1
Non-U.S. government	—	—	—	—	—	—	(1)	1	—	—	—	—
U.S. corporate:
Utilities	842	—	33	87	(40)	—	(16)	11	(36)	881	—	24
Energy	116	—	4	—	(1)	—	(3)	—	(56)	60	—	3
Finance and insurance	687	—	28	92	—	—	(64)	—	(26)	717	—	24
Consumer—non-cyclical	82	—	2	—	—	—	(15)	—	—	69	—	2
Technology and communications	24	—	—	—	—	—	—	—	(12)	12	—	—
Industrial	22	—	1	—	—	—	—	—	—	23	—	1
Capital goods	34	—	1	—	—	—	—	—	—	35	—	1
Consumer—cyclical	113	—	4	—	—	—	(8)	13	—	122	—	4
Transportation	43	—	1	—	—	—	(22)	—	—	22	—	1
Other	159	—	1	—	—	—	(11)	—	—	149	—	1

Total U.S. corporate	2,122	—	75	179	(41)	—	(139)	24	(130)	2,090	—	61

Non-U.S. corporate:
Utilities	295	—	6	4	—	—	(58)	30	(8)	269	—	5
Energy	118	—	4	—	—	—	(2)	11	—	131	—	4
Finance and insurance	125	5	4	—	—	—	—	—	—	134	5	4
Consumer—non-cyclical	73	—	2	7	—	—	(1)	—	—	81	—	2
Technology and communications	26	—	—	—	—	—	(2)	—	—	24	—	—
Industrial	48	—	4	25	—	—	(15)	1	—	63	—	4
Capital goods	95	1	5	1	(12)	—	(37)	—	—	53	—	3
Consumer—cyclical	64	—	7	—	(6)	—	(64)	—	—	1	—	2
Transportation	20	—	1	1	—	—	—	—	—	22	—	1
Other	21	—	3	28	—	—	—	—	—	52	—	3

Total non-U.S. corporate	885	6	36	66	(18)	—	(179)	42	(8)	830	5	28

Residential mortgage-backed	22	—	1	—	—	—	(1)	—	(19)	3	—	—
Commercial mortgage-backed	12	—	(1)	—	—	—	—	—	—	11	—	—
Other asset-backed	94	—	2	23	—	—	(4)	—	(13)	102	—	2

Total fixed maturity securities	3,190	10	114	268	(59)	—	(324)	67	(170)	3,096	9	92

Equity securities	34	—	—	5	(7)	—	—	—	—	32	—	—
Limited partnerships	24	(3)	—	—	—	—	(1)	—	—	20	(3)	—
Other invested assets:
Derivative assets:
Equity index options	6	6	—	12	—	—	(9)	—	—	15	3	—
Forward bond purchase commitments	—	—	51	—	—	—	—	—	—	51	—	51

Total derivative assets	6	6	51	12	—	—	(9)	—	—	66	3	51
Short-term investments	—	—	—	7	—	—	—	—	—	7	—	—

Total other invested assets	6	6	51	19	—	—	(9)	—	—	73	3	51

Total Level 3 assets	$3,254	$13	$165	$292	$(66)	$—	$(334)	$67	$(170)	$3,221	$9	$143

(1)
The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

(Amounts in millions)	Beginning balance as of January 1, 2022	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of December 31, 2022	Total gains (losses) attributable to assets still held
		Included in net income	Included in OCI								Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$82	$3	$(30)	$—	$—	$—	$—	$—	$—	$55	$3	$(31)
Non-U.S. government	2	—	—	2	(3)	—	(1)	—	—	—	—	—
U.S. corporate:
Utilities	950	—	(211)	130	—	—	(19)	3	(11)	842	—	(210)
Energy	76	—	(19)	—	—	—	(9)	68	—	116	—	(20)
Finance and insurance	685	—	(147)	216	—	—	(19)	8	(56)	687	—	(141)
Consumer—non-cyclical	104	—	(13)	—	—	—	(9)	—	—	82	—	(13)
Technology and communications	29	—	(5)	—	—	—	—	—	—	24	—	(5)
Industrial	37	—	(4)	—	—	—	(11)	—	—	22	—	(4)
Capital goods	45	—	(7)	—	—	—	(4)	—	—	34	—	(7)
Consumer—cyclical	137	—	(18)	—	—	—	(6)	—	—	113	—	(18)
Transportation	64	—	(8)	5	—	—	(5)	—	(13)	43	—	(7)
Other	254	—	(27)	—	(41)	—	(10)	—	(17)	159	—	(28)

Total U.S. corporate	2,381	—	(459)	351	(41)	—	(92)	79	(97)	2,122	—	(453)

Non-U.S. corporate:
Utilities	345	—	(56)	24	—	—	(18)	—	—	295	—	(55)
Energy	145	—	(15)	13	(21)	—	(24)	20	—	118	—	(15)
Finance and insurance	160	5	(40)	—	—	—	—	—	—	125	5	(41)
Consumer—non-cyclical	63	—	(8)	9	—	—	—	18	(9)	73	—	(8)
Technology and communications	28	—	(2)	—	—	—	—	—	—	26	—	(2)
Industrial	93	—	(33)	22	—	—	(20)	—	(14)	48	—	(31)
Capital goods	173	—	(16)	—	(10)	—	(52)	—	—	95	—	(16)
Consumer—cyclical	76	—	(15)	—	—	—	—	17	(14)	64	—	(16)
Transportation	53	—	(3)	—	—	—	(30)	—	—	20	—	(3)
Other	26	—	(5)	—	—	—	—	—	—	21	—	(4)

Total non-U.S. corporate	1,162	5	(193)	68	(31)	—	(144)	55	(37)	885	5	(191)

Residential mortgage-backed	27	—	(8)	14	—	—	(2)	4	(13)	22	—	(6)
Commercial mortgage-backed	16	—	(5)	—	—	—	—	1	—	12	—	(6)
Other asset-backed	138	—	(15)	77	(6)	—	(7)	—	(93)	94	—	(13)

Total fixed maturity securities	3,808	8	(710)	512	(81)	—	(246)	139	(240)	3,190	8	(700)

Equity securities	37	—	—	1	(3)	—	—	—	(1)	34	—	—
Limited partnerships	26	(2)	—	—	—	—	—	—	—	24	(2)	—
Other invested assets:
Derivative assets:
Equity index options	42	(20)	—	13	—	—	(29)	—	—	6	(7)	—

Total derivative assets	42	(20)	—	13	—	—	(29)	—	—	6	(7)	—

Total other invested assets	42	(20)	—	13	—	—	(29)	—	—	6	(7)	—

Total Level 3 assets	$3,913	$(14)	$(710)	$526	$(84)	$—	$(275)	$139	$(241)	$3,254	$(1)	$(700)

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
Years Ended December 31, 2024, 2023 and 2022

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2024	2023	2022
Total realized and unrealized gains (losses) included in net income:
Net investment income	$8	$10	$8
Net investment gains ( losses )	(14)	3	(22)

T ot al	$(6)	$13	$(14)

Total gains (losses) included in net income attributable to assets still held:
Net investment income	$3	$9	$8
Net investment gains ( losses)	(3)	—	(9)

T ot al	$—	$9	$(1)

The amount presented for net investment income relates to fixed maturity securities and primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2024:

(Amounts in millions)	Fair value	Unobservable input	Range	Weighted-average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	$832	Credit spreads	62bps - 210bps	119bps
Energy	21	Credit spreads	117bps -147bps	133bps
Finance and insurance	676	Credit spreads	14bps - 193bps	133bps
Consumer—non-cyclical	63	Credit spreads	71bps - 205bps	129bps
Technology and communications	12	Credit spreads	71bps - 81bps	75bps
Industrial	15	Credit spreads	90bps - 147bps	109bps
Capital goods	43	Credit spreads	117bps - 139bps	126bps
Consumer—cyclical	77	Credit spreads	83bps - 130bps	117bps
Transportation	31	Credit spreads	50bps - 144bps	115bps
Other	87	Credit spreads	80bps - 144bps	95bps

Total U.S. corporate	$1,857	Credit spreads	14bps - 210bps	123bps

Non-U.S. corporate:
Utilities	$251	Credit spreads	78bps - 183bps	111bps
Energy	112	Credit spreads	81bps - 152bps	109bps
Finance and insurance	21	Credit spreads	111bps - 130bps	121bps
Consumer—non-cyclical	37	Credit spreads	83bps - 128bps	94bps
Technology and communications	17	Credit spreads	83bps - 120bps	101bps
Industrial	66	Credit spreads	93bps - 167bps	122bps
Capital goods	40	Credit spreads	120bps - 205bps	142bps
Transportation	34	Credit spreads	90bps - 136bps	113bps
Other	51	Credit spreads	62bps - 117bps	100bps

Total non-U.S. corporate	$629	Credit spreads	62bps - 205bps	112bps

Derivative assets:
Equity index options	$19	Equity index volatility	6% - 71%	26%
Forward bond purchase commitments	$6	Counterparty financing spreads	28bps - 52bps	38bps

Other assets (2)	$107	Lapse rate	2% - 9%	5%
		Non-performance risk (counterparty credit risk)	42bps - 83bps	69bps
		Equity index volatility	15% - 29%	22%

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
Years Ended December 31, 2024, 2023 and 2022

excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.
The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2024
(Amounts in millions)	Total	Level 1	Level 2	Level 3

Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$155	$—	$—	$155
Indexed universal life embedded derivatives	15	—	—	15

Total policyholder account balances	170	—	—	170

Derivative liabilities:
Interest rate swaps	749	—	749	—
Foreign currency swaps	1	—	1	—
Forward bond purchase commitments	71	—	—	71

Total derivative liabilities	821	—	750	71

Total liabilities	$991	$—	$750	$241

	2023
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$165	$—	$—	$165
Indexed universal life embedd ed de rivatives	15	—	—	15

Total policyholder account balances	180	—	—	180

Derivative liabilities:
Interest rate swaps	490	—	490	—
Foreign currency swaps	2	—	2	—
Forward bond purchase commitments	9	—	—	9

Total derivative liabilities	501	—	492	9

Total liabilities	$681	$—	$492	$189

GENWORTH
FINANCIAL
, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Beginning balance as of January 1, 2024	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2024	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI								Included in net (income)	Included in OCI

Policyholder account balances:
Fixed indexed annuity embedded derivatives	$165	$27	$—	$—	$—	$—	$(34)	$—	$(3)	$155	$27	$—
Indexed universal life embedded derivatives	15	(6)	—	—	—	7	(1)	—	—	15	(6)	—

Total policyholder account balances	180	21	—	—	—	7	(35)	—	(3)	170	21	—

Derivative liabilities:
Forward bond purchase commitments	9	18	44	—	—	—	—	—	—	71	18	44

Total derivative liabilities	9	18	44	—	—	—	—	—	—	71	18	44

Total Level 3 liabilities	$189	$39	$44	$—	$—	$7	$(35)	$—	$(3)	$241	$39	$44

	Beginning balance as of January 1, 2023	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2023	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI								Included in net (income)	Included in OCI

Policyholder account balances:
Fixed indexed annuity embedded derivatives	$202	$18	$—	$—	$—	$—	$(52)	$—	$(3)	$165	$18	$—
Indexed universal life embedded derivatives	15	(14)	—	—	—	14	—	—	—	15	(14)	—

Total policyholder account balances	217	4	—	—	—	14	(52)	—	(3)	180	4	—

Derivative liabilities:
Forward bond purchase commitments	—	9	—	—	—	—	—	—	—	9	9	—

Total derivative liabilities	—	9	—	—	—	—	—	—	—	9	9	—

Total Level 3 liabilities	$217	$13	$—	$—	$—	$14	$(52)	$—	$(3)	$189	$13	$—

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

	Beginning balance as of January 1, 2022	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2022	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI								Included in net (income)	Included in OCI

Policyholder account balances:
Fixed indexed annuity embedded derivatives	$294	$(16)	$—	$—	$—	$—	$(73)	$—	$(3)	$202	$(16)	$—
Indexed universal life embedded derivatives	25	(27)	—	—	—	17	—	—	—	15	(27)	—

Total policyholder account balances	319	(43)	—	—	—	17	(73)	—	(3)	217	(43)	—

Total Level 3 liabilities	$319	$(43)	$—	$—	$—	$17	$(73)	$—	$(3)	$217	$(43)	$—

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2024	2023	2022
Total realized and unrealized (gains) losses included in net (income):
Net investment inco m e	$—	$—	$—
Net investment (gains) loss e s	39	13	(43)

Tot a l	$39	$13	$(43)

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment inco m e	$—	$—	$—
Net investment (gains) loss e s	39	13	(43)

Tot a l	$39	$13	$(43)

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

21
5

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2024:

(Amounts in millions)	Fair value	Unobservable input	Range	Weighted-average (1)
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$155	Expected future interest credited	1% - 4%	3%
Indexed universal life embedded derivatives	$15	Expected future interest credited	3% - 13%	5%
Net market risk benefits (2) :
Fixed indexed annuities	$48	GMWB utilization rate	— % - 83%	62%
		Non-performance risk (credit spreads)	42bps - 83bps	69bps
		Expected future interest credited	1% - 4%	3%
Variable annuities	$360	Lapse rate	2% - 11%	5%
		GMWB utilization rate	61% - 89%	79%
		Non-performance risk (credit spreads)	42bps - 83bps	69bps
		Equity index volatility	15% - 29%	22%
Derivative liabilities:
Forward bond purchase commitments	$71	Counterparty financing spreads	30bps - 52bps	45bps

(1)	Unobservable inputs weighted by the policyholder account balances associated with the instrument and notional for derivative liabilities.
(2)	Refer to note 11 for additional details related to MRBs.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The following represents our estimated fair value of financial assets and l iabilit
ies that are not required to be carried at fair value as of December 31:

	2024
(Amounts in millions)	Notional amount	Carrying amount	Fair value
			Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net	(1)	$6,411	$5,950	$—	$7	$5,943
Bank loan investments	(1)	535	542	—	—	542
Liabilities:
Long-term borrowings (2)	(1)	1,518	1,436	—	1,436	—
Investment contracts	(1)	4,498	4,499	—	—	4,499
Commitments to fund investments:
Bank loan investments	$140	—	—	—	—	—
Private placement investments	263	—	—	—	—	—
Commercial mortgage loans	2	—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 15 for additional information related to borrowings.

	2023
(Amounts in millions)	Notional amount	Carrying amount	Fair value
			Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net	(1)	$6,802	$6,291	$—	$—	$6,291
Bank loan investments	(1)	529	520	—	—	520
Liabilities:
Long-term borrowings (2)	(1)	1,584	1,413	—	1,413	—
Investment contracts	(1)	5,346	5,372	—	—	5,372
Commitments to fund investments:
Bank loan investments	$117	—	—	—	—	—
Private placement investments	42	—	—	—	—	—
Commercial mortgage loans	13	—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 15 for additional information related to borrowings.
As of December 31, 2024 and 2023, we also had $25 million and $23 million, respectively, of real estate owned assets included in other invested assets in our consolidated balance sheets, which are initially recorded at fair value less estimated selling costs (the carrying value) and are subsequently valued at the lower of the carrying value or current fair value less estimated selling costs. As of December 31, 2024 and 2023, these properties were adjusted to fair value less estimated selling costs, which was less than the carrying value. These amounts represented the fair value as of December 31, 2024 and 2023. The fair value of the real estate owned assets is classified as Level 2.
Assets Measured Using Net Asset Value
Limited partnerships include partnership interests accounted for using NAV per share (or its equivalent) or fair value for those interests considered minor and partnership interests accounted for under the equity method of

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

accounting for those interests exceeding the minor threshold. Our limited part nersh
ip interests accounted for using NAV per share (or its equivalent) are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. We receive distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years five
to
ten
of the typical contractual life of
ten
to 12 years.
The following table presents the carrying value of limited partnerships and commitments to fund as of December 31:

(Amounts in millions)	2024		2023
	Carrying value	Commitments to fund	Carrying value	Commitments to fund

Limited partnerships accounted for at NAV:
Private equity funds (1)	$2,190	$1,434	$1,948	$1,203
Real estate funds (2)	128	74	123	87
Infrastructure funds (3)	123	178	102	160

Total limited partnerships accounted for at NAV	2,441	1,686	2,173	1,450

Limited partnerships accounted for at fair value	19	1	20	1
Limited partnerships accounted for under the equity method of accounting	682	74	628	79

Total	$3,142	$1,761	$2,821	$1,530

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

(20)	Insurance Subsidiary Financial Information and Regulatory Matters
Dividends
Our insurance subsidiaries are subject to oversight by applicable insurance laws and regulations as to the amount of dividends they may pay to their parent in any year, the purpose of which is to protect affected insurance policyholders or contractholders, not stockholders. In general, dividends and distributions are required to be submitted to an insurer’s domiciliary department of insurance for review, and the payment of any dividend or distribution from a source other than unassigned surplus requires prior written regulatory approval. Enact Holdings’ ability to pay dividends is limited in part by such regulatory restrictions on its insurance subsidiaries. Based on estimated statutory results as of December 31, 2024, in accordance with applicable dividend restrictions, Enact Holdings’ U.S. mortgage insurance subsidiaries could pay dividends from unassigned surplus of approximately $153 million in 2025 without affirmative regulatory approval, although notice of the intent to pay must be provided to the state insurance commissioner 30 days in advance thereof, during which time the

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

commissioner may review the dividend pursuant to statutory standards. Even though the approximately $153 million is considered unrestricted, Enact Holdings may choose not to pay dividends in 2025 at this level as it may retain capital for future growth or to meet regulatory or other capital requirements. Our U.S. life insurance subsidiaries had negative unassigned surplus of $407 million under statutory accounting as of December 31, 2024 and as a result, cannot pay dividends to us in 2025. In addition, we manage our legacy U.S. life insurance subsidiaries on a standalone basis and accordingly, do not expect to receive any dividends or other returns of capital from them in the foreseeable future. As of December 31, 2024, Genworth Financial’s and Genworth Holdings’ consolidated subsidiaries had restricted net assets of $8.5 billion and $8.8 billion, respectively.
As the majority shareholder, Genworth Holdings received $91 million, $174 million and $205 million, respectively, of dividends in 2024, 2023 and 2022 from Enact Holdings. Future dividends paid by Enact Holdings are subject to quarterly review and approval by its board of directors and Genworth Financial, and will also be dependent on a variety of economic, market and business conditions. Our principal U.S. life insurance subsidiaries did not pay any dividends in 2024, 2023 or 2022.
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
Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by individual state insurance authorities. Our U.S. domiciled insurance subsidiaries have no material permitted accounting practices, except for River Lake Insurance Company VI (“River Lake VI”) and River Lake Insurance Company X (“River Lake X”). The permitted practices of River Lake VI and River Lake X were an essential element of their design and were expressly included in their plans of operation and in the licensing orders issued by their domiciliary state regulators, and without those permitted accounting practices, these entities could be subject to regulatory action. Accordingly, we believe that the permitted accounting practices will remain in effect for so long as we maintain these entities. The material permitted accounting practices were as follows:

•
In 2024 and 2023, River Lake VI had a permitted accounting practice from the State of Delaware to carry its excess of loss reinsurance agreements with The Canada Life Assurance Company for its universal and term life insurance business assumed from Genworth Life and Annuity Insurance Company (“GLAIC”) as an admitted asset.

•
In 2024 and 2023, River Lake X had a permitted accounting practice from the State of Vermont to carry its excess of loss reinsurance agreement with Hannover Life Reassurance Company of America for its term life insurance business assumed from GLAIC as an admitted asset.

The impact of these permitted accounting practices of River Lake VI and River Lake X on our combined U.S. domiciled life insurance subsidiaries’ statutory capital and surplus was zero as of December 31, 2024 and 2023. If these permitted accounting practices had not been used, no regulatory event would have been triggered.
For regulatory purposes, our U.S. mortgage insurers are required to establish a special statutory contingency reserve. Annual additions to the statutory contingency reserve must be at least 50% of net earned premiums, as defined by state insurance laws and regulations. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) 10 years. However, approval by the North Carolina Department of

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

Insurance (“NCDOI”) is required for contingency reserve releases when loss ratios exceed 35%. The statutory contingency reserve for our U.S. mortgage insurers was approximately $4.3 billion and $4.0 billion, respectively, as of December 31, 2024 and 2023 and is included in the table below containing combined statutory capital and surplus balances.
The tables below include the combined statutory net income and statutory capital and surplus for our U.S. domiciled insurance subsidiaries for the periods indicated:

(Amounts in millions)	Years ended December 31,
	2024	2023	2022
Combined statutory net income:
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$150	$193	$276
Mortgage insurance subsidiaries	626	665	747

Combined statutory net income, excluding captive life reinsurance subsidiaries	776	858	1,023
Captive life reinsurance subsidiaries	129	94	253

Combined statutory net income	$905	$952	$1,276

(Amounts in millions)	As of December 31,
	2024	2023
Combined statutory capital and surplus:
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$3,527	$3,369
Mortgage insurance subsidiaries	5,223	5,044

Combined statutory capital and surplus	$8,750	$8,413

The statutory net income from our captive life reinsurance subsidiaries, River Lake VI and River Lake X, relates to the reinsurance of term and universal life insurance statutory reserves assumed from GLAIC. These reserves are, in turn, secured by excess of loss reinsurance treaties with third parties. Additionally, the life insurance subsidiaries’ combined statutory net income and distributable income are not affected by the statutory net income of the captives, except to the extent dividends are received from the captives. The combined statutory capital and surplus of our life insurance subsidiaries does not include the capital and surplus of our captive life reinsurance subsidiaries of $101 million and $97 million as of December 31, 2024 and 2023, respectively.
Capital Requirements of U.S. Life Insurers
The NAIC has adopted RBC requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate risk; and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible weakly capitalized companies for purposes of facilitating regulatory action. In the course of operations, we periodically monitor the RBC level of each of our life insurance subsidiaries. As of December 31, 2024 and 2023, each of our life insurance subsidiaries exceeded the minimum required RBC levels in their respective domiciliary state. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries, which is representative of the RBC ratio on a company action level basis of Genworth Life Insurance Company (“GLIC”), the parent of our principal
U.S. life insurance subsidiaries, was approximately 306% and 303% as of December 31, 2024 and 2023, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

In 2024, 2023 and 2022, we released $85 million, $99 million and $199 million, respectively, of statutory reserves resulting from updates to our universal and term universal life insurance products with secondary guarantees as part of Actuarial Guideline 38 8D (“AG 38 8D”) in our Virginia and Delaware licensed life insurance subsidiaries.
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
As a result, after discussions with the NYDFS and through the exercise of professional actuarial judgment, GLICNY incorporated in its 2024 and 2023 asset adequacy analysis assumptions for future in-force
rate actions for long-term care insurance products to offset the emerging adverse experience for these products. With these assumption updates, GLICNY’s 2024 and 2023 asset adequacy analysis produced a negative margin. To address the negative margin, GLICNY recorded an incremental $79 million and $87 million of additional statutory reserves in 2024 and 2023, respectively. As a result of the 2024 and 2023 activity, the aggregate amount of statutory reserves established by GLICNY for asset adequacy deficits increased to $871 million ($836 million related to long-term care insurance and $35 million related to variable annuities) and $792 million ($757 million related to long-term care insurance and $35 million related to variable annuities) as of December 31, 2024 and 2023, respectively.
Capital Requirements of U.S. Mortgage Insurers
Mortgage insurers are not subject to the NAIC’s RBC requirements, but certain states and other regulators impose another form of capital requirement on mortgage insurers requiring maintenance of a risk-to-capital
ratio not to exceed 25:1.
Enact Holdings’ mortgage insurance subsidiaries are domiciled in North Carolina, and fifteen other states maintain similar risk-to-capital requirements. As of December 31, 2024 and 2023, the risk-to-capital ratio of Enact Holdings’ combined mortgage insurance subsidiaries was approximately
10.5:1 and 11.6:1,
respectively, under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, Enact Holdings’ insurance subsidiaries’ domestic insurance regulator. Each of Enact Holdings’ mortgage insurance subsidiaries met its respective capital requirements as of December 31, 2024 and 2023.
Private mortgage insurers must meet the operational and financial requirements under private mortgage insurer eligibility requirements (“PMIERs”) as set forth by the government-sponsored enterprises (“GSEs”) in order to remain eligible to insure loans that are purchased by the GSEs. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report evidencing its compliance with PMIERs.
Enact has met all PMIERs reporting requirements as required by the GSEs. As of December 31, 2024 and 2023, Enact had estimated available assets of $5,095 million and
$5,006
million, respectively, against $3,043 million and
$3,119
million, respectively, net required assets under PMIERs. The sufficiency ratio as of

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

December 31, 2024 was 167%, or $2,052 million above the PMIERs requirements, compared to 161%, or $1,887 million above the PMIERs requirements as of December 31, 2023.
Securities on deposit
Certain of our insurance subsidiaries have securities on deposit with various state or foreign government insurance departments in order to comply with relevant insurance regulations. See note 4(d) for additional information related to these deposits. Additionally, under the terms of certain reinsurance agreements that our insurance subsidiaries have with external parties, we pledged assets in either separate portfolios or in trust for the benefit of external reinsurers. These assets support the reserves ceded to those external reinsurers. See note 7 for additional information related to these pledged assets under reinsurance agreements. Certain of our U.S. life insurance subsidiaries are also members of regional FHLBs, and the FHLBs have been granted a lien on certain of our invested assets to collateralize our obligations. See note 9 for additional information related to these pledged assets with the FHLBs.
Guarantees of obligations
Genworth Holdings provided an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our European mortgage insurance subsidiary prior to its sale in May 2016. Following the sale of this United Kingdom subsidiary to AmTrust Financial Services, Inc., the guarantee was limited to the payment of valid claims on policies in-force
prior to the sale date and those written approximately 90 days subsequent to the date of the sale, and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. As of December 31, 2024, the risk in-force
of active policies was approximately $766 million.
(21) Segment Information
(a) Reportable Segment Information
We have the following three reportable segments: Enact, comprised primarily of private mortgage insurance products; Long-Term Care Insurance; and Life and Annuities. The products in the Life and Annuities segment include life insurance and fixed and variable annuities, none of which are actively marketed or sold. In addition to our three reportable segments, we also have Corporate and Other, which includes debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses and eliminations of inter-segment transactions. Corporate and Other also includes the results of other businesses that are not individually reportable, such as CareScout and certain international businesses.
We allocate tax to our businesses at the U.S. corporate federal income tax rate of 21%. Each segment is then adjusted to reflect the unique tax attributes of that segment, such as permanent differences between U.S. GAAP and tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other.
We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income and assets. Our CODM, who is our Chief Executive officer, evaluates performance and allocates resources for our reportable segments based on “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders.” Our CODM evaluates adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as a key measure to assess performance and support new business initiatives because the measure more accurately reflects overall operating performance, as it minimizes

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

the impact of macroeconomic volatility. Our legacy U.S. life insurance subsidiaries, which comprise our Long-Term Care Insurance and Life and Annuities segments, are managed on a standalone basis; therefore, we do not allocate capital to our Long-Term Care Insurance and Life and Annuities segments.
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
Adjustments to reconcile segment adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders to consolidated net income (loss) available to Genworth Financial, Inc.’s common stockholders assume a 21% tax rate and are net of the portion attributable to noncontrolling interests.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The following tables present the reconciliation of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders to net income (loss) available to Genworth Financial, Inc.’s common stockholders and total assets for our segments and Corporate and Other as of and for the years ended December 31:

(Amounts in millions)	2024
	Enact	Long-Term Care Insurance	Life and Annuities	Corporate and Other	Total

Premiums	$980	$2,310	$179	$11	$3,480
Net investment income	240	1,940	959	21	3,160
Policy fees and other income	4	—	638	—	642

	1,224	4,250	1,776	32	7,282
Reconciliation of revenue
Net investment gains (losses)					13

Total revenues					$7,295

Less:
Benefits and other changes in policy reserves (1)	39	3,774	962	(9)
Cash flow assumption updates (1)	—	(69)	27	—
Actual variances from expected experience (1)	—	241	(46)	—
Amortization of deferred acquisition costs and intangibles (1)	10	69	166	4
Interest expense (2)	51	—	—	64
Other segment expenses (2), (3)	209	422	718	95
Provision (benefit) for income taxes (2)	198	(11)	(13)	(24)
Adjusted operating income attributable to noncontrolling interests	132	—	—	—

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$585	$(176)	$(38)	$(98)	$273

Reconciliation of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment gains (losses) available to Genworth Financial, Inc.’s common stockholders					17
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges					43
Gains (losses) on early extinguishment of debt					(2)
Expenses related to restructuring					(12)
Taxes on adjustments					(10)

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders					309
Loss from discontinued operations, net of taxes					(10)

Net income available to Genworth Financial, Inc.’s common stockholders					$299

Reconciliation of assets
Total assets	$6,525	$44,877	$33,797	$1,672	$86,871

(1)	Significant expense category and amounts, which align with segment-level information, as applicable, that is regularly provided to the CODM.
(2)	Other segment items not considered a significant expense category.
(3)
Other segment expenses include interest credited and acquisition and operating expenses, net of deferrals, as reported in the consolidated statements of income, excluding gains (losses) on the early extinguishment of debt and expenses related to restructuring, as applicable, and changes in fair value of market risk benefits, excluding the impacts of interest rates, equity markets and associated hedges for our reportable segments.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

(Amounts in millions)	2023
	Enact	Long-Term Care Insurance	Life and Annuities	Corporate and Other	Total

Premiums	$957	$2,463	$207	$9	$3,636
Net investment income	208	1,914	1,042	19	3,183
Policy fees and other income	2	—	646	(2)	646

	1,167	4,377	1,895	26	7,465
Reconciliation of revenue
Net investment gains (losses)					23

Total revenues					$7,488

Less:
Benefits and other changes in policy reserves (1)	27	3,802	963	(9)
Cash flow assumption updates (1)	—	52	256	—
Actual variances from expected experience (1)	—	269	10	—
Amortization of deferred acquisition costs and intangibles (1)	11	71	181	1
Interest expense (2)	52	—	—	66
Other segment expenses (2), (3)	212	452	726	63
Provision (benefit) for income taxes (2)	188	(27)	(53)	(14)
Adjusted operating income attributable to noncontrolling interests	125	—	—	—

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$552	$(242)	$(188)	$(81)	$41

Reconciliation of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders to net income available to Genworth Financial, Inc.’s common stockholders:

Net investment gains (losses) available to Genworth Financial, Inc.’s common stockholders					25
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges					22
Gains (losses) on early extinguishment of debt					2
Expenses related to restructuring					(4)
Taxes on adjustments					(10)

Net income available to Genworth Financial, Inc.’s common stockholders					$76

Reconciliation of assets
Total assets	$6,193	$46,195	$36,517	$1,912	$90,817

(1)	Significant expense category and amounts, which align with segment-level information, as applicable, that is regularly provided to the CODM.
(2)	Other segment items not considered a significant expense category.
(3)
Other segment expenses include interest credited and acquisition and operating expenses, net of deferrals, as reported in the consolidated statements of income, excluding gains (losses) on the early extinguishment of debt and expenses related to restructuring, as applicable, and changes in fair value of market risk benefits, excluding the impacts of interest rates, equity markets and associated hedges for our reportable segments.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

(Amounts in millions)	2022
	Enact	Long-Term Care Insurance	Life and Annuities	Corporate and Other	Total

Premiums	$940	$2,500	$234	$6	$3,680
Net investment income	155	1,900	1,083	8	3,146
Policy fees and other income	2	—	669	—	671

	1,097	4,400	1,986	14	7,497
Reconciliation of revenue
Net investment gains (losses)					(2)

Total revenues					$7,495

Less:
Benefits and other changes in policy reserves (1)	(94)	3,788	620	(11)
Cash flow assumption updates (1)	—	(335)	(37)	—
Actual variances from expected experience (1)	—	18	64	—
Amortization of deferred acquisition costs and intangibles (1)	12	74	240	—
Interest expense (2)	52	—	—	54
Other segment expenses (2), (3)	224	414	1,139	34
Provision (benefit) for income taxes (2)	195	121	(12)	(11)
Adjusted operating income attributable to noncontrolling interests	130	—	—	—

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$578	$320	$(28)	$(52)	$818

Reconciliation of adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment gains (losses) available to Genworth Financial, Inc.’s common stockholders					(2)
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges					142
Gains (losses) on early extinguishment of debt					(6)
Expenses related to restructuring					(2)
Pension plan termination costs					(8)
Taxes on adjustments					(26)

Net income available to Genworth Financial, Inc.’s common stockholders					$916

(1)	Significant expense category and amounts, which align with segment-level information, as applicable, that is regularly provided to the CODM.
(2)	Other segment items not considered a significant expense category.
(3)
Other segment expenses include interest credited and acquisition and operating expenses, net of deferrals, as reported in the consolidated statements of income, excluding gains (losses) on the early extinguishment of debt, expenses related to restructuring and pension plan termination costs, as applicable, and changes in fair value of market risk benefits, excluding the impacts of interest rates, equity markets and associated hedges for our reportable segments.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

Other than pension plan termination costs incurred in 2022 related to one of our defined benefit pension plans, there were no infrequent or unusual items excluded from adjusted operating income (loss) during the periods presented.

(b)	Revenues from External Customers for Major Product Groups
The following presents premiums and policy fees and other income of major product groups for our segments and Corporate and Other for the years ended December 31:

(Amounts in millions)	2024	2023	2022
Enact segment	$984	$959	$942
Long-Term Care Insurance segment	2,310	2,463	2,500
Life and Annuities segment:
Life insurance	704	738	777
Fixed annuities	7	7	7
Variable annuities	106	108	119

Life and Annuities segment	817	853	903

Corporate and Other	11	7	6

Total revenues from external customers	$4,122	$4,282	$4,351

(22) Commitments and Contingencies

(a)	Litigation and Regulatory Matters
We face the risk of litigation and regulatory investigations or other actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, product administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance subsidiaries, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of the Real Estate Settlement and Procedures Act of 1974 or related state anti-inducement laws, and mortgage insurance policy rescissions and curtailments, and breaching fiduciary or other duties to customers, including but not limited to cybersecurity breaches of customer information. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We also from time to time have had, and may in the future have, disputes with reinsurance partners relating to the parties’ rights and obligations under reinsurance treaties and/or related administration agreements. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships, including claims under the Employee Retirement Income Security Act of 1974 (“ERISA”), post-closing obligations associated with previous dispositions and securities lawsuits. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

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
We record an accrual in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At this time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed below, management has concluded that it is not probable that a loss has been incurred in any of the pending cases, and management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending cases. Therefore, we have not recorded any amounts in our consolidated financial statements for unfavorable outcomes, if any.
TVPX ARX INC. v. GLAIC
In September 2018, GLAIC, our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
TVPX ARX INC., as Securities Intermediary
for Consolidated Wealth Management, LTD. on behalf of itself and all others similarly situated v. Genworth Life and Annuity Insurance Company
. Plaintiff alleges unlawful and excessive cost of insurance charges were imposed on policyholders. The complaint asserts claims for breach of contract, alleging that Genworth improperly considered non-mortality
factors when calculating cost of insurance rates and failed to decrease cost of insurance charges in light of improved expectations of future mortality, and seeks unspecified compensatory damages, costs, and equitable relief. On October 29, 2018, we filed a motion to enjoin the case in the Middle District of Georgia, and a motion to dismiss and motion to stay in the Eastern District of Virginia. We moved to enjoin the prosecution of the Eastern District of Virginia action on the basis that it involves claims released in a prior nationwide class action settlement (the “McBride settlement”) that was approved by the Middle District of Georgia. Plaintiff filed an amended complaint on November 13, 2018. On December 6, 2018, we moved the Middle District of Georgia for leave to file our counterclaim, which alleges that plaintiff breached the covenant not to sue contained in the prior settlement agreement by filing its current action. On March 15, 2019, the Middle District of Georgia granted our motion to enjoin and denied our motion for leave to file our counterclaim. As such, plaintiff is enjoined from pursuing its class action in the Eastern District of Virginia. On March 29, 2019, plaintiff filed a notice of appeal in the Middle District of Georgia, notifying the Court of its appeal to the United States Court of Appeals for the Eleventh Circuit from the order granting our motion to enjoin. On March 29, 2019, we filed our notice of cross-appeal in the Middle District of Georgia, notifying the Court of our cross-appeal to the Eleventh Circuit from the portion of the order denying our motion for leave to file our counterclaim. On April 8, 2019, the Eastern District of Virginia dismissed the case without prejudice, with leave for plaintiff to refile an amended complaint only if a final appellate Court decision vacates the injunction and reverses the Middle District of Georgia’s opinion. On May 21, 2019, plaintiff filed its appeal and memorandum in support in the Eleventh Circuit. We filed our response to plaintiff’s appeal memorandum on July 3, 2019. The Eleventh Circuit Court of Appeals heard oral argument on plaintiff’s appeal and our cross-appeal on April 21, 2020. On May 26, 2020, the Eleventh Circuit Court of Appeals vacated the Middle District of Georgia’s order enjoining plaintiff’s class action and remanded the case back to the Middle District of Georgia for further factual development as to whether Genworth has altered how it calculates or charges cost of insurance since the McBride settlement. The Eleventh Circuit Court of Appeals did not reach a decision on Genworth’s counterclaim. On June 30, 2021, we filed in the Middle District of Georgia our renewed

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

motion to enforce the class action settlement and release and renewed our motion for leave to file a counterclaim. The briefing on both motions concluded in October 2021. On March 24, 2022, the Court denied our motions. On April 11, 2022, we filed an appeal of the Court’s denial to the United States Court of Appeals for the Eleventh Circuit. On June 22, 2022, we filed our opening brief in support of the appeal. Plaintiff filed its respondent’s brief on September 20, 2022, and we filed our reply brief on November 10, 2022. The appeal was orally argued on August 17, 2023, and on January 8, 2025, the Eleventh Circuit entered an order affirming the district court’s order. On January 29, 2025, we moved for rehearing by the panel and by the full court. We intend to continue to vigorously defend this action.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

Trauernicht et al v. Genworth Financial
On August 1, 2022, a putative class action was filed in the United States District Court for the Eastern District of Virginia by two former Genworth employees against Genworth Financial, its Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Retirement and Savings Plan (“Savings Plan”). Plaintiffs purport to act on behalf of the Savings Plan and all similarly situated participants and beneficiaries of the Savings Plan. The complaint asserts that the defendants breached their fiduciary duties under ERISA by imprudently offering and inadequately monitoring a suite of BlackRock Target Date Funds as a retirement investment option for Genworth employees. Plaintiffs seek declaratory and injunctive relief, monetary damages and attorney’s fees. By stipulation entered September 6, 2022, the complaint was dismissed, without prejudice, against the Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Savings Plan. On October 17, 2022, we moved to dismiss the complaint against the sole remaining defendant, Genworth Financial. Plaintiffs filed opposition papers on November 10, 2022, and we filed our reply papers on November 16, 2022. By order dated January 20, 2023, the Court granted plaintiffs’ motion to serve an amended complaint, rendering our initial motion to dismiss moot. On January 20, 2023, plaintiffs filed an amended complaint, and on February 2, 2023, we filed a motion to dismiss the amended complaint. On March 16, 2023, the Court directed plaintiffs to file a second amended complaint and denied our motion to dismiss the amended complaint. Plaintiffs filed the second amended complaint on April 17, 2023. On May 15, 2023, we answered and moved to dismiss the second amended complaint. On September 13, 2023, the Court granted in part and denied in part our motion to dismiss the second amended complaint. Plaintiffs moved for class certification on October 16, 2023, and we filed opposition papers on December 4, 2023. Oral argument on plaintiffs’ class certification motion was heard on February 12, 2024. On February 20, 2024, we moved for summary judgment dismissing the claims, and plaintiffs filed opposition papers on March 5, 2024. Oral argument was conducted on our summary judgment motion on March 25, 2024. On August 15, 2024, the Court granted plaintiffs’ motion and certified the case as a class action. On August 29, 2024, the Court denied our motion for summary judgment. We filed a motion for leave to appeal from the trial court’s class certification order, and the United States Court of Appeals for the Fourth Circuit granted leave to appeal on September 13, 2024. The case is now stayed in trial court pending the determination of our appeal to the Fourth Circuit. We intend to continue to vigorously defend this action.
M/O Arbitration Between Blue Cross Blue Shield Nebraska and GLIC
On December 16, 2022, Blue Cross Blue Shield of Nebraska (“BCBSNE”) served an arbitration demand on GLIC in relation to BCBSNE’s stated intent to recapture a block of long-term care insurance policies for which the risk was partly ceded to GLIC. In its arbitration demand, BCBSNE alleges that GLIC breached the governing reinsurance agreement by refusing to agree to transfer assets equal to the fair value of the liabilities being recaptured. BCBSNE asserts it has satisfied all of its obligations under the reinsurance agreement and is seeking to recapture the ceded block of reinsurance. BCBSNE seeks damages equal to the fair value of the recaptured liabilities, plus interest and other damages, including attorneys’ fees and costs. The arbitration panel was appointed and an organizational meeting was held on August 30, 2023. The arbitration proceeding occurred in September 2024, and we are awaiting a final award from the arbitration panel.
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
Years Ended December 31, 2024, 2023 and 2022

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
Bailey v. Genworth Financial, Inc.
The
Kennedy
and
King
cases were subsequently withdrawn. The actions relate to the data security events involving the MOVEit file transfer system (“MOVEit Cybersecurity Incident”), which PBI Research Services (“PBI”), a third-party vendor, uses in the performance of its services. Our life insurance subsidiaries use PBI to, among other things, satisfy applicable regulatory obligations to search various databases to identify the deaths of insured persons under life insurance policies, and to identify the deaths of long-term care insurance and annuity policies which can impact premium payment obligations and benefit eligibility. Plaintiffs seek to represent various classes and subclasses of Genworth long-term care insurance policyholders and agents whose data was accessed or potentially accessed by the MOVEit Cybersecurity Incident, alleging that Genworth breached its purported duty to safeguard their sensitive data from cybercriminals. The complaints assert claims for, inter alia, negligence, negligence per se, breach of contract, unjust enrichment, and violations of various consumer protection and privacy statutes, and they seek, inter alia, declaratory and injunctive relief, compensatory and punitive damages, restitution, attorneys’ fees and costs. On October 4, 2023, the Joint Panel on Multidistrict Litigation issued an order consolidating all actions relating to the MOVEit Cybersecurity Incident before a single federal judge in the United States District Court for the District of Massachusetts. All defendants, including the Genworth entities, filed a joint motion to dismiss the complaints on July 23, 2024. Oral argument on this motion occurred on October 9, 2024. On December 12, 2024, as relevant to Genworth, the court denied the motion. On February 4, 2025, several defendants, including the Genworth entities, filed a second motion to dismiss the complaints. We intend to continue to vigorously defend these actions.
Silverstein v. GLIC
On October 20, 2023, GLIC was named as the defendant in a putative class action lawsuit in the United States District Court for the Eastern District of Virginia captioned
Martin Silverstein, on behalf of himself and all others similarly situated v. Genworth Life Insurance Company
. The complaint alleged that GLIC subjected universal life insurance policyholders to impermissible increases in cost of insurance charges, thereby breaching the underlying contracts. The complaint sought, among other things, monetary damages and reinstatement of any lapsed policies. On July 8, 2024, the parties reached an agreement in principle to settle the action for approximately $5 million, subject to Court approval. The Court granted final approval of the settlement on January 3, 2025. We accrued $5 million for this litigation as of June 30, 2024 and subsequently paid the accrued balance in full. Accordingly, we have no remaining amounts outstanding related to the settlement.
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
. The complaint asserts causes of action for breach of contract, violation of the California Insurance Code, unfair competition and bad faith, and it seeks, inter alia, declaratory and injunctive relief, compensatory damages, restitution, attorneys’ fees and costs. The action was removed to

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

the United States District Court for the Eastern District of California on
April 3, 2024. On May 8, 2024, we answered the complaint. On October 15, 2024, the court granted our motion to stay the action pending final determination of an appeal in a related case. We intend to vigorously defend this action.
My Future My Plan 2 Litigation
On January 17, 2025, GLIC, GLICNY, and various AARP entities were named as defendants in a putative class action lawsuit in the Superior Court of the District of Columbia captioned
Sharon R. Kaplan and Richard A. Kaplan on behalf of themselves and all others similarly situated v. Genworth Life Insurance Co. et al
. The complaint alleges that the Genworth and AARP defendants violated the District of Columbia Consumer Protection Procedures Act by affirmatively misrepresenting and failing to adequately disclose information regarding the pricing structure and likelihood of rate increases for the My Future My Plan 2 series of long-term care insurance policies. The complaint further alleges that the Genworth defendants breached the terms of the relevant insurance contracts by increasing premiums because of the policies’ inflation protection component and by acting unreasonably in violation of the covenant of good faith and fair dealing. The complaint seeks, among other things, monetary damages and civil penalties. We intend to vigorously defend this action.
At this time, except to the extent discussed above, we cannot determine or predict the ultimate outcome of any of the pending legal and regulatory matters specifically identified above or the likelihood of potential future legal and regulatory matters against us. It is possible that related investigations and proceedings may be commenced in the future, and we could become subject to additional unrelated investigations and lawsuits. Increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operations.
(b) Commitments
See note 19 for amounts we were committed to fund related to our investments as of December 31, 2024.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

(23) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the years ended December 31:

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2024	$(2,130)	$1,010	$(1,439)	$(8)	$12	$(2,555)
OCI before reclassifications	(1,067)	(375)	2,462	3	(8)	1,015
Amounts reclassified from OCI	45	(143)	—	—	—	(98)

Current period OCI	(1,022)	(518)	2,462	3	(8)	917

Balances as of December 31, 2024 before noncontrolling interests	(3,152)	492	1,023	(5)	4	(1,638)
Less: change in OCI attributable to noncontrolling interests	4	—	—	—	—	4

Balances as of December 31, 2024	$(3,156)	$492	$1,023	$(5)	$4	$(1,642)

(1)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2023	$(3,407)	$1,200	$(403)	$(10)	$6	$(2,614)
OCI before reclassifications	1,206	(39)	(1,036)	2	4	137
Amounts reclassified from OCI	99	(151)	—	—	2	(50)

Current period OCI	1,305	(190)	(1,036)	2	6	87

Balances as of December 31, 2023 before noncontrolling interests	(2,102)	1,010	(1,439)	(8)	12	(2,527)
Less: change in OCI attributable to noncontrolling interests	28	—	—	—	—	28

Balances as of December 31, 2023	$(2,130)	$1,010	$(1,439)	$(8)	$12	$(2,555)

(1)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2022	$6,077	$2,025	$(13,918)	$(15)	$(24)	$(5,855)
OCI before reclassifications	(9,628)	(674)	13,515	5	37	3,255
Amounts reclassified from OCI	58	(151)	—	—	(7)	(100)

Current period OCI	(9,570)	(825)	13,515	5	30	3,155

Balances as of December 31, 2022 before noncontrolling interests	(3,493)	1,200	(403)	(10)	6	(2,700)
Less: change in OCI attributable to noncontrolling interests	(86)	—	—	—	—	(86)

Balances as of December 31, 2022	$(3,407)	$1,200	$(403)	$(10)	$6	$(2,614)

(1)	See note 5 for additional information .
As of December 31, 2024, 2023 and 2022, the balances of the change in the discount rate used to measure future policy benefits were net of taxes of $(277) million, $391 million and $110 million, respectively, and the balances of the change in instrument-specific credit risk of MRBs were net of taxes of $2 million in each period. The foreign currency translation and other adjustments balance in the charts above included $33 million, $30 million and $34 million, respectively, net of taxes of $(8) million, $(7) million and $(8) million, respectively, related to a net unrecognized postretirement benefit obligation as of December 31, 2024, 2023 and 2022. The balance also included taxes of $2 million, $— and $2
million related to foreign currency translation adjustments as of December 31, 2024
, 2023

and 2022
, respectively
.
Amounts reclassified from foreign currency translation and other adjustments in 2022 related to the after-tax
recognition of actuarial losses in connection with the termination of one of our defined benefit pension plans that was recorded to acquisition and operating expenses, net of deferrals, in our consolidated statements of income. See note 14 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

The following table shows reclassifications from accumulated other comprehensive income (loss), net of taxes, for the years ended December 31:

(Amounts in millions)	2024	2023	2022	Affected line item in the consolidated statements of income
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments	$57	$99	$74	Net investment (gains) losses
Income taxes	(12)	26	(16)	Provision for income taxes

Total	$45	$125	$58

Derivatives designated as hedges:
Interest rate swaps hedging assets	$(211)	$(220)	$(225)	Net investment income
Interest rate swaps hedging assets	(12)	(10)	(9)	Net investment (gains) losses
Interest rate swaps hedging liabilities	3	3	3	Interest expense
Interest rate swaps hedging liabilities	—	(1)	—	Net investment (gains) losses
Foreign currency swaps	—	(2)	—	Net investment (gains) losses
Forward bond purchase commitments	—	(1)	—	Net investment (gains) losses
Income taxes	77	80	80	Provision for income taxes

Total	$(143)	$(151)	$(151)

(24) Noncontrolling Interests
In September 2021, Enact Holdings, Genworth Financial’s indirect subsidiary, completed an IPO of its common shares. Following the completion of the IPO, we beneficially owned approximately 81.6% of the common shares of Enact Holdings.
On November 1, 2022, Enact Holdings announced the approval by its board of directors of a share repurchase program under which Enact Holdings could repurchase up to $75 million of its outstanding common stock, and it began share repurchases under the program in the fourth quarter of 2022. On August 1, 2023 and May 1, 2024, Enact Holdings announced authorizations of $100 million and $250 million, respectively, of common stock repurchases. Pursuant to these programs, Enact Holdings repurchased 7,605,106 and 3,520,052 shares of its common stock in 2024 and 2023, respectively. As the majority shareholder, Genworth Holdings participated in order to maintain its overall ownership at its current level and received $198 million and $71 million in cash in 2024 and 2023, respectively. As of December 31, 2024, we beneficially owned approximately 81% of the common shares of Enact Holdings.
Dividends of $21 million, $39 million and $46 million were paid to owners of noncontrolling interests of Enact Holdings in 2024, 2023 and 2022, respectively.

Schedule I
Genworth Financial, Inc.
Summary of Investments—Other Than Investments in Related Parties
(Amounts in millions)
As of December 31, 2024, the amortized cost or cost, fair value and carrying value of our invested assets were as follows:

Type of investment	Amortized cost or cost (1)	Fair value	Carrying value
Fixed maturity securities:
Bonds:
U.S. government, agencies and authorities	$3,847	$3,493	$3,493
State and political subdivisions	2,452	2,149	2,149
Non-U.S. government	1,021	909	909
Public utilities	5,435	4,975	4,975
All other corporate bonds	35,965	33,376	33,376

Total fixed maturity securities	48,720	44,902	44,902
Equity securities	401	515	515
Commercial mortgage loans, net	6,411	xxxxx	6,411
Policy loans	2,310	xxxxx	2,310
Limited partnerships	2,236	xxxxx	3,142
Other invested assets	608	xxxxx	648

Total investments	$60,686	xxxxx	$57,928

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

See Report of Independent Registered Public Accounting Firm

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Balance Sheets
(Amounts in millions)

	December 31,
	2024	2023
Assets:
Investments in subsidiaries	$8,607	$7,517
Deferred tax asset	3	3
Other assets	3	3

Total assets	$8,613	$7,523

Liabilities and stockholders’ equity
Liabilities:
Other liabilities	$35	$12
Intercompany notes payable	84	31

Total liabilities	119	43

Commitments and contingencies
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	11,875	11,884
Accumulated other comprehensive income (loss)	(1,642)	(2,555)
Retained earnings	1,511	1,213
Treasury stock, at cost	(3,251)	(3,063)

Total stockholders’ equity	8,494	7,480

Total liabilities and stockholders’ equity	$8,613	$7,523

See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Statements of Income
(Amounts in millions)

	Years ended December 31,
	2024	2023	2022
Revenues:
Total revenues	$—	$—	$—
Expenses:
Acquisition and operating expenses, net of deferrals	34	35	31
Interest expense	1	7	—

Total expenses	35	42	31

Loss before income taxes and equity in income of subsidiaries	(35)	(42)	(31)
Benefit from income taxes	(6)	(4)	(3)
Equity in income of subsidiaries	328	114	944

Net income	$299	$76	$916

See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Statements of Comprehensive Income
(Amounts in millions)

	Years ended December 31,
	2024	2023	2022
Net income	$299	$76	$916
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(1,021)	1,277	(9,484)
Net unrealized gains (losses) on securities with an allowance for credit losses	(5)	—	—
Derivatives qualifying as hedges	(518)	(190)	(825)
Change in discount rate used to measure future policy benefits	2,462	(1,036)	13,515
Change in instrument-specific credit risk of market risk benefits	3	2	5
Foreign currency translation and other adjustments	(8)	6	30

Total other comprehensive income	913	59	3,241

Total comprehensive income	$1,212	$135	$4,157

See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Statements of Cash Flows
(Amounts in millions)

	Years ended December 31,
	2024	2023	2022
Cash flows from (used by) operating activities:
Net income	$299	$76	$916
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(328)	(114)	(944)
Deferred income taxes	(6)	(4)	(6)
Long-term incentive compensation expense	32	34	27
Change in certain assets and liabilities:
Accrued investment income and other assets	—	—	2
Current tax assets and liabilities	25	(1)	2
Other liabilities	7	14	15

Net cash from operating activities	29	5	12

Cash flows used by investing activities:
Capital contributions paid to subsidiaries	(7)	(3)	(3)

Net cash used by investing activities	(7)	(3)	(3)

Cash flows from (used by) financing activities:
Intercompany notes payable, net	180	307	64
Treasury stock acquired in connection with share repurchases	(189)	(296)	(64)
Other, net	(13)	(13)	(9)

Net cash used by financing activities	(22)	(2)	(9)

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

See Notes to Schedule II
See Report of Independent Registered Public Accounting Firm

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Notes to Schedule II
Years Ended December 31, 2024, 2023 and 2022
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
Genworth Financial is a holding company whose subsidiaries primarily offer mortgage and long-term care insurance products and service life insurance and annuity products.
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
On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under the existing share repurchase program that began in May 2022. Pursuant to the program, during 2024, Genworth Financial repurchased 28,566,288 shares of its common stock at an average price of $6.52 per share for a total cost of $188 million, including excise taxes and other costs paid in connection with acquiring the shares. The repurchased shares were recorded at cost and presented as treasury stock in a separate caption in equity in the parent company balance sheets. Genworth Financial also executed share repurchases in 2025 through a Rule 10b5-1 trading plan under which
 2,789,970
shares of its common stock were repurchased through February 20, 2025 at an average price of
$7.17 per share, leaving approximately $135
million available for repurchase under the share repurchase program as of February 20, 2025. Under the program, share repurchases may be made at Genworth Financial’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
(2) Accounting Changes
On January 1, 2023, Genworth Financial adopted LDTI, which significantly changed the recognition and measurement of the assets and liabilities associated with the long-duration insurance contracts in Genworth Financial’s U.S. life insurance subsidiaries. Genworth Financial adopted this new accounting guidance using the modified retrospective transition method for all topics except for MRBs, which was required to be applied using the retrospective transition method. The modified retrospective transition method generally resulted in applying the guidance to contracts on the basis of existing carrying values as of the Transition Date. The new accounting guidance, for all topics, was applied as of the Transition Date with an adjustment to beginning retained earnings and accumulated other comprehensive income (loss). For a discussion of accounting policies related to insurance assets and liabilities associated with long-duration insurance contracts, see note 2 in the consolidated financial statements of Genworth Financial and its subsidiaries.

Schedule II
Genworth Financial, Inc.
(Parent Company Only)
Notes to Schedule II
Years Ended December 31, 2024, 2023 and 2022

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
 For additional information on Genworth Holdings’ outstanding debt, see note 15 in the consolidated financial statements of Genworth Financial and its subsidiaries.
During 2024, Genworth Holdings entered into an interest rate swap designed to hedge the variable interest payments on $100 million aggregate principal amount of its 2066 Notes
, locking in an approximate 5.5% fixed interest rate for a period of five years from the hedge origination date.
 In connection with the hedge agreement, Genworth Financial provided an unconditional guarantee to the counterparty, covering the obligations associated with the hedge transaction.
Genworth Financial also provides guarantees to third parties for the performance of certain lease obligations of its subsidiaries. Genworth Financial estimates that its potential obligations under such guarantees were approximately $57 million as of December 31, 2024.
(4) Income Taxes
As of December 31, 2024 and 2023, Genworth Financial had a deferred tax asset of $3 million, primarily comprised of share-based compensation. As of December 31, 2024 and 2023, Genworth Financial had a current income tax (payable) receivable of $(24) million and $2 million, respectively. Net cash received (paid) for taxes was $26 million, $(1) million and $(1) million for the years ended December 31, 2024, 2023 and 2022, respectively.
(5) Supplemental Cash Flow Information
In 2024, 2023 and 2022, Genworth Holdings forgave intercompany loans of $127 million, $302 million and $50 million, respectively, due from Genworth Financial. The extinguishment of the loans between the related parties was treated as non-cash
deemed dividends to Genworth Financial and accordingly had no impact on Genworth Financial’s cash flows for the years ended December 31, 2024, 2023 and 2022.

Schedule III
Genworth Financial, Inc.
Supplemental Insurance Information
(Amounts in millions)

Segment	Deferred Acquisition Costs	Future Policy Benefits	Policyholder Account Balances	Liability for Policy and Contract Claims	Unearned Premiums

December 31, 2024
Enact	$24	$—	$—	$525	$115
Long-Term Care Insurance	823	41,172	—	—	—
Life and Annuities	932	12,438	14,594	139	—
Corporate and Other	—	—	—	6	—

Total	$1,779	$53,610	$14,594	$670	$115

December 31, 2023
Enact	$25	$—	$—	$518	$149
Long-Term Care Insurance	879	43,929	—	—	—
Life and Annuities	1,084	13,726	15,540	126	—
Corporate and Other	—	—	—	8	—

Total	$1,988	$57,655	$15,540	$652	$149

See Report of Independent Registered Public Accounting Firm

Schedule III—Continued
Genworth Financial, Inc.
Supplemental Insurance Information
(Amounts in millions)

Segment	Premium Revenue	Net Investment Income	Interest Credited, Benefits and Other Changes in Policy Reserves and Liability Remeasurement (Gains) Losses (1)	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written

Year ended December 31, 2024
Enact	$980	$240	$39	$7	$278	$945
Long-Term Care Insurance	2,310	1,940	3,946	56	436	2,310
Life and Annuities	179	959	1,396	152	249	179
Corporate and Other	11	21	(9)	—	163	11

Total	$3,480	$3,160	$5,372	$215	$1,126	$3,445

Year ended December 31, 2023
Enact	$957	$208	$27	$7	$268	$904
Long-Term Care Insurance	2,463	1,914	4,123	57	466	2,463
Life and Annuities	207	1,042	1,732	166	228	207
Corporate and Other	9	19	(9)	—	132	8

Total	$3,636	$3,183	$5,873	$230	$1,094	$3,582

Year ended December 31, 2022
Enact	$940	$155	$(94)	$8	$283	$896
Long-Term Care Insurance	2,500	1,900	3,471	60	427	2,500
Life and Annuities	234	1,083	1,151	222	622	234
Corporate and Other	6	8	(11)	—	95	6

Total	$3,680	$3,146	$4,517	$290	$1,427	$3,636

(1)
Excludes changes in fair value of market risk benefits and associated hedges of $(13) million, $(12) million and $(104) million for the years ended December 31, 2024, 2023 and 2022, respectively, all of which relates to our Life and Annuities segment.

See Report of Independent Registered Public Accounting Firm

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
February 28, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Genworth Financial, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Genworth Financial, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Richmond, Virginia
February 28, 2025

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2024
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
During the three months ended December 31, 2024, no directors or officers of Genworth adopted or terminated any contract, instruction or written plan for the purchase or sale of Genworth’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” as defined under the securities laws.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth certain information concerning our executive officers and directors:

Name	Age	Positions
Thomas J. McInerney	68	President and Chief Executive Officer
Jamala M. Arland	43	President & CEO, U.S. Life Insurance
Rohit Gupta	50	President & CEO, Enact Holdings, Inc.
Samir B. Shah	46	President & CEO, CareScout Services
Andrea Lynn White	59	President & CEO, CareScout Insurance
Jerome T. Upton	61	Executive Vice President and Chief Financial Officer
Melissa Hagerman	57	Executive Vice President and Chief Human Resources Officer
Mark Blakeley Hodges	45	Executive Vice President and Chief Risk Officer
Gregory S. Karawan	60	Executive Vice President and General Counsel
Kelly Saltzgaber	60	Executive Vice President and Chief Investment Officer
G. Kent Conrad	76	Director, member of Nominating and Corporate Governance and Risk Committees
Karen E. Dyson	65	Director, member of Audit and Management Development and Compensation Committees
Jill R. Goodman	58	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees
Melina E. Higgins	57	Non-Executive Chair of the Board, member of Audit and Management Development and Compensation Committees
Howard D. Mills, III	60	Director, member of Nominating and Corporate Governance and Risk Committees
Robert P. Restrepo Jr.	74	Director, member of Audit and Management Development and Compensation Committees
Elaine A. Sarsynski	69	Director, member of Audit and Risk Committees
Ramsey D. Smith	57	Director, member of Nominating and Corporate Governance and Risk Committees
Executive Officers and Directors
The following sets forth certain biographical information with respect to our executive officers and directors listed above.
Thomas J. McInerney
has been our President and Chief Executive Officer and a director since January 2013. Before joining our Company, Mr. McInerney had served as a Senior Advisor to the Boston Consulting Group from June 2011 to December 2012, providing consulting and advisory services to leading insurance and financial services companies in the United States and Canada. From October 2009 to December 2010, Mr. McInerney was a member of ING Groep’s Management Board for Insurance, where he was the Chief Operating Officer of ING’s insurance and investment management business worldwide. Prior to that, he served in a variety of senior roles with ING Groep NV after serving in many leadership positions with Aetna, where he began his career as an insurance underwriter in June 1978. Mr. McInerney has served as a director of Enact Holdings, a majority owned subsidiary of Genworth Financial, since its IPO in September 2021. He is also on the boards of United Way Worldwide, Virginia Learns, Global Research Institute at the College of William & Mary, the US Ski and Snowboard Foundation and the Conference Board and its Committee on Economic Development. Mr. McInerney is a member of the American Council of Life Insurers and serves, and has served, on its CEO Steering Committees and Board. Mr. McInerney received a B.A. in Economics with Honors from Colgate University and an M.B.A. from the Tuck School of Business at Dartmouth College.

Jamala M. Arland
has served as President & CEO, U.S. Life Insurance since May 2024. Prior to that, she served as our Executive Vice President—U.S. Life Insurance from January 2024 to May 2024. She also served as Senior Vice President—Long-Term Care Insurance In-Force from May 2022 through January 2024 with oversight responsibilities of the Company’s in-force long-term care insurance products. From January 2019 through May 2022, she served as a Vice President in Long-Term Care In-Force leading the execution of the Company’s multi-year rate action plan. Ms. Arland joined the Company in May 2005 and has held various actuarial roles at the Company in life valuation and annuity product development. She is on the American Council of Life Insurers’ (“ACLI”) CEO Steering Committee on Consumer Issues and the Society of Actuaries’ North American Employers Council. Ms. Arland is a Fellow in the Society of Actuaries, a member of the American Academy of Actuaries (“AAA”), previously serving as chair of the AAA LTC Reform Subcommittee, and is a charterholder in the CFA Institute. She served as the industry representative to the California Long-Term Care Taskforce, as appointed by the state Senate Rules Committee, from March 2021 to February 2024. Ms. Arland received a Bachelor of Mathematics (Actuarial Science and Statistics) degree from the University of Waterloo.
Rohit Gupta
has served as President & CEO, Enact Holdings, a majority-owned subsidiary of Genworth Financial, and as a Director of Enact Holdings since its IPO in September 2021. While Mr. Gupta is President and Chief Executive Officer of Enact Holdings, he is not an officer of Genworth Financial. Mr. Gupta has also served as President and Chief Executive Officer of the Company’s U.S. mortgage insurance business since May 2012. Mr. Gupta also served as the Company’s Executive Vice President—Enact from May 2021 to September 2021, the Company’s Executive Vice President—U.S. Mortgage Insurance from February 2021 to May 2021, and as a Vice President of the Company from April 2013 to February 2021. Prior to that he held positions of Chief Commercial Officer from September 2009 to May 2012 and Senior Vice President, Products, Intelligence and Strategy from October 2007 to September 2009 in the Company’s U.S. mortgage insurance business. He also held various management positions with GE Mortgage Insurance beginning in 2003 and was a product manager for GE Capital. Mr. Gupta began his career with FedEx Corporation in Strategic Marketing, where he was responsible for competitive intelligence and market analysis supporting FedEx senior management. Mr. Gupta serves on the Mortgage Bankers Association board of directors and the Housing Policy Executive Council. He also served as Chairman and remains a board member of the U.S. Mortgage Insurers trade association. Mr. Gupta served on the board of Genworth MI Canada Inc. from June 2016 to December 2019. He also served on the board of Aqua Finance from 2021 to July 2022 and on the Mortgage Bankers Association Residential Board of Governors from 2017 through 2022. Mr. Gupta received an undergraduate degree in Computer Science & Technology from Indian Institute of Technology and received an M.B.A. in Finance from University of Illinois at Urbana Champaign.
Samir B. Shah
has served as President & CEO, CareScout Services since May 2024. Mr. Shah joined the Company in July 2023 as part of the Corporation’s CareScout leadership team with primary responsibility of building the CareScout Quality Network. He served as the Chief Operating Officer of CareScout Services from July 2023 to October 2023 and was named the Chief Executive Officer of CareScout Services in November 2023. Prior to joining the Company, Mr. Shah served as Managing Partner of Stonebridge Advisors from September 2022 to June 2023 and as Chief Operating Officer of Pantera Capital from July 2022 to August 2022. He has also held various leadership positions at J.P. Morgan from September 2010 to June 2023, including Head of Asset Management Sales for J.P. Morgan’s Securities Services business from March 2020 to June 2023, and Global Head of Digital Solutions from June 2017 to June 2023. Mr. Shah received a B.S. from Binghamton University and an M.B.A from the University of Chicago Booth School of Business.
Andrea Lynn White
has served as President & CEO, CareScout Insurance since May 2024. Prior to that, she served as our Executive Vice President—CareScout Insurance from October 2023 to May 2024. She previously served as Executive Vice President—Government Relations from May 2022 to September 2023, while maintaining her title of Chief of Staff, a role to which she was appointed in December 2017. Ms. White served as our Senior Vice President—Government Relations from May 2021 to May 2022. In addition, Ms. White held positions in the Company’s Government Relations department from July 2015 to December 2017 and served as the Company’s Corporate Ombudsperson, with responsibility of implementing the Company’s code of ethics programs, from May 2005 to July 2015. From February 2001 to May 2005, Ms. White served in various capacities within the Company and/or its predecessor, including roles in the Human Resources department. Prior to joining the Company, Ms. White held various roles at Aetna Life Insurance and was an Associate with the law firm of LeClair Ryan. Ms. White received a B.BA., summa cum laude, in Finance from Howard University and a J.D. from the University of Virginia.
Jerome T. Upton
has been our Executive Vice President and Chief Financial Officer (“CFO”) since March 1, 2023 and is designated as the Company’s Principal Financial Officer. Prior to that, he served as our Senior Vice President, Deputy CFO and Controller from April 2022 to March 2023. From June 2010 to April 2022, Mr. Upton served as Vice President of the Company (during which time he also served as Deputy CFO from August 2020 to April 2022, as interim CFO of the Company’s U.S. Life Insurance business from August 2019 to August 2020, as the Chief Financial and Operations Officer of the Company’s Global Mortgage Insurance businesses from May 2012 to August 2019, and Senior Vice President and Chief Operating Officer of the international mortgage insurance businesses of the Company from June 2010 to May 2012). Prior to joining the Company’s predecessor in 1998, Mr. Upton was with KPMG Peat Marwick, where he served in accounting positions of increasing authority before attaining the position of Senior Manager – Insurance. Prior thereto, Mr. Upton was the Controller and Director of Financial Reporting for Century American Insurance Company and obtained the status of Certified Public Accountant. He has served as a director of Enact Holdings, a majority-owned subsidiary of Genworth Financial, Inc., since March 1, 2023. He previously served as a director of Genworth Mortgage Australia Limited from February 2012 to September 2020, and as a director of Genworth MI Canada Inc. from May 2014 until December 2019. Mr. Upton received a B.S. in Accounting from the University of North Carolina at Pembroke.
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
G. Kent Conrad
has served as a member of our board of directors since March 2013. Sen. Conrad served as a U.S. Senator representing the State of North Dakota from January 1987 to January 2013. He served as Chairman or Ranking Member of the Senate Budget Committee for 12 years. Prior to serving in the U.S. Senate, Sen. Conrad served as the Tax Commissioner for the State of North Dakota from 1981 to 1986 and as Assistant to the Tax Commissioner from 1974 to 1980. Sen. Conrad currently serves as a Strategic Advisor to Molina Healthcare, as co-chair of the Economic Advisory Committee for American Edge, as a member of the board of directors of the Committee for a Responsible Federal Budget and as a Senior Fellow for The Bipartisan Policy Center. Sen. Conrad received an A.B. in Political Science from Stanford University and an M.B.A. from George Washington University.
Karen E. Dyson
has served as a member of our board of directors since December 2020. Lt. Gen. Dyson retired from the U.S. Army in August 2017. Her military career spanned more than 35 years and culminated in a congressionally appointed three-star general officer position as the Military Deputy to the Assistant Secretary of the Army for Financial Management and Comptroller. During her career, she led efforts building, executing, and reporting on the Army’s multi-appropriation budget; commanded units and led troops in war operations; and led strategic transformation initiatives. Lt. Gen. Dyson is a strategic leader with board experience in corporate governance, finance and audit committees, risk oversight, and management development and compensation. She currently serves on the boards of USAA Federal Savings Bank since October 2017 (serving as nominations and governance committee chair); CALIBRE Systems, Inc. since October 2018 (serving as audit committee chair); and Army Emergency Relief Organization since 2020. Lt. Gen. Dyson received a B.S. in Business Management from Missouri State University, an M.B.A. from Austin Peay State University and an M.S. in National Resource Strategy from the Eisenhower School of National Security and Resources Strategy. Lt. Gen. Dyson is National Association of Corporate Directors (“NACD”) Directorship Certified.
Jill R. Goodman
has served as a member of our board of directors since March 2021. Ms. Goodman is currently Managing Director of Foros Advisors LLC, a strategic financial and mergers and acquisitions advisory firm, a position she has held since November 2013. Ms. Goodman advises companies and special committees with regard to mergers and acquisitions. Previously, she served as a Managing Director and Head, Special Committee and Fiduciary Practice—U.S. at Rothschild from 2010 to October 2013. From 1998 to 2010, Ms. Goodman was with Lazard in the Mergers & Acquisitions and Strategic Advisory Group, most recently as Managing Director. Ms. Goodman has served as a director of Cboe Global Markets, a leading provider of trading, clearing and investment solutions to market participants around the world, since 2012 (serving as finance and strategy committee chair and as a member of the executive and nominating and governance committees). She has also served as a director of Cover Genius, a private global insurance technology company, since February 2022 (serving as audit committee chair and risk committee chair). Ms. Goodman graduated magna cum laude from Rice University with a B.A. degree. She received her J.D. degree, with honors, from the University of Chicago Law School.
Melina E. Higgins
has served as a member of our board of directors since September 2013 and Non-Executive Chair of the Board since May 2021. Ms. Higgins retired in 2010 from a nearly 20-year career at The Goldman Sachs Group Inc., where she served as a Managing Director from 2001 and a Partner from 2002. During her tenure at Goldman Sachs, Ms. Higgins served as Head of the Americas for Private Debt and Co-Chairperson of the Investment Advisory Committee for the GS Mezzanine Partners funds. She also served as a member of the Investment Committee for the Principal Investment Area, which oversaw and approved global private equity and private debt investments. Goldman’s Principal Investment Area was one of the largest alternative asset managers in the world. Ms. Higgins has served as a director of Viatris Inc. since November 2020 (serving as chair of the board, executive committee chair and finance committee chair). She previously served on the boards of Mylan N.V. from February 2013 to November 2020 and NextGen Acquisition Corp. II from March 2021 to December 2021. Ms. Higgins has also served as Non-Executive Chair of the board of Antares Midco, Inc. since January 2016 and is a member of the Women’s Leadership Board of Harvard University’s John F. Kennedy School of Government. Ms. Higgins received a B.A. in Economics and Spanish from Colgate University and an M.B.A. from Harvard Business School.
Howard D. Mills, III
has served as a member of our board of directors since March 2021. Mr. Mills retired from Deloitte in 2019, after serving as Managing Director and Global Insurance Regulatory Leader from 2007 to May 2019, and is a former Superintendent of the New York State Insurance Department. He is currently a Partner in Pavement Management Group, a roadway infrastructure consultancy. He served as a Senior Advisor to McKinsey & Company from October 2021 to October 2024. During his 17-year management consulting career, he advised C-Suite leaders and the boards of global financial services companies in the areas of regulatory and reputational risk, Enterprise Risk Management, executive positioning, strategy, financial communications, crisis management, mergers and acquisitions and public policy, while working in over 50 countries around the globe. Mr. Mills served as Executive Vice President of Business Development and External Affairs of beeXact, a geospatial data management/EngineeringTech company, from February 2023 to June 2024. Prior to his management consulting career and his tenure as Superintendent of the New York State Insurance Department, Mr. Mills served three terms in the New York State Assembly and rose to the office of Deputy Minority Leader. He was also a member of the National Council of Insurance Legislators. Mr. Mills has served as a director of The Doctors Company Group since May 2019, the largest physician-owned medical liability insurer in the U.S. (serving as a member of the audit committee and technology and cybersecurity committees). Mr. Mills previously served on the board of directors of Ensight, a SaaS insurance sales platform, from June 2019 to January 2022. He currently serves as President of the board of the Insurance Federation of New York and as a Trustee of The Institutes Griffith Insurance Education Foundation. Mr. Mills received a B.A. in political science from Marist College and an M.A. in public administration from The American University. Mr. Mills is a NACD Governance Fellow.
Robert P. Restrepo Jr.
has served as a member of our board of directors since December 2016. Mr. Restrepo retired from State Auto Financial Corporation in 2015, having served as its Chairman from 2006 to December 2015 and as its President and Chief Executive Officer from 2006 to May 2015. Mr. Restrepo has over 40 years of insurance industry experience, having held executive roles at Main Street America Group, Hanover Insurance Group Inc. (formerly Allmerica Financial Corp), Travelers and Aetna. Mr. Restrepo has served as a director of RLI Corp., a property and casualty insurance company, since July 2016 (serving as chair of the nominating/governance committee) and of Enact Holdings, a majority-owned subsidiary of Genworth Financial, since its IPO in September 2021 (serving as a member of the audit and nominating and corporate governance committees). Mr. Restrepo also currently serves on the board of directors of The Larry H. Miller Group of Companies. He also previously served as a director of Majesco, a provider of insurance software and consulting services, from August 2015 to September 2020. Mr. Restrepo received a B.A. in English from Yale University. Mr. Restrepo has obtained the Professional Director – Public Company credential from the American College of Corporate Directors.
Elaine A. Sarsynski
has served as a member of our board of directors since March 2022. Ms. Sarsynski was Chairwoman, Chief Executive Officer and President of MassMutual International from 2006 until her retirement in 2017. She served as President of MassMutual Retirement Services from 2008 to 2016, as Executive Vice President of MassMutual from 2006 to 2017, as a member of MassMutual’s Office of the Chief Executive Officer from 2008 to 2017, and as Chief Administrative Officer of MassMutual from 2005 to 2008. In 2005, she served as Managing Director at Babson Capital Management LLC, a MassMutual subsidiary. Prior to joining Babson Capital, she served two elected terms as First Selectman for the town of Suffield, Connecticut. In 1998, she founded Sun Consulting Group LLC, offering real estate advisory and consulting services. Ms. Sarsynski previously spent 17 years at Aetna, where she held multiple senior management positions overseeing segments of the company’s Investments Division and leading the Corporate Finance Department. She currently serves on the board of directors of TI Fluid Systems PLC, Horizon Technology Finance Corporation and Horace Mann Educators Corporation. Ms. Sarsynski previously served on the board of directors of AXA S.A. from 2018 to 2021. Ms. Sarsynski received a B.A. from Smith College and an M.B.A. from Columbia University.
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
Insider Trading Policy
The Board of Directors of the Company has adopted an Insider Trading Policy governing the purchase, sale and other dispositions of securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable New York Stock Exchange (“NYSE”) listing standards. A copy of the Company’s Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1. In addition, the Company has a separate policy governing compliance with applicable U.S securities laws, rules and regulations and applicable NYSE listing standards with respect to the Company’s open market repurchase of securities previously issued by the Company. A copy of this policy is filed with this Annual Report on Form 10-K as Exhibit 19.2.
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

Report of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule I—Summary of Investments—Other Than Investments in Related Parties

Schedule II—Financial Statements of Genworth Financial, Inc. (Parent Company Only)

Schedule III—Supplemental Insurance Information

3. Exhibits

Number	Description

2.1	Agreement and Plan of Merger, dated as of April 1, 2013, among Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Sub XLVI, Inc. (renamed Genworth Financial, Inc.) and Sub XLII, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 1, 2013)

3.1	Amended and Restated Certificate of Incorporation of Genworth Financial, Inc., effective as of June 6, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 7, 2024)

3.2	Amended and Restated Bylaws of Genworth Financial, Inc., effective as of October 18, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed on October 22, 2024)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 7, 2024)

4.2	Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 14, 2006)

4.3	First Supplemental Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 14, 2006)

4.4	Second Supplemental Indenture, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 1, 2013)

4.5	Third Supplemental Indenture, dated as of March 18, 2016, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 22, 2016)

4.6	Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York (successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.7	Supplemental Indenture No. 1, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York (successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.8	Supplemental Indenture No. 9, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2013)

Number	Description

4.9	Supplemental Indenture No. 12, dated as of March 18, 2016, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and JPMorgan Chase Bank, N.A. (succeeded by The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 22, 2016)

4.10	Supplemental Indenture No. 13, dated as of October 3, 2018, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and JPMorgan Chase Bank, N.A. (succeeded by The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 4, 2018)

4.11	Description of the Company’s Capital Stock (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 7, 2024)

10.1	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (No. 333-112009) (the “Registration Statement”))

10.1.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.2	Coinsurance Agreement, dated as of April 15, 2004, by and between Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Registration Statement)

10.2.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.7.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.3	Coinsurance Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.13 to the Registration Statement)

10.3.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.4	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Registration Statement)

10.4.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.9.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.4.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.5	Coinsurance Agreement, dated as of April 15, 2004, by and between American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.15 to the Registration Statement)

Number	Description

10.5.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.5.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.12.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.6	Coinsurance Agreement, dated as of April 15, 2004, between First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.54 to the Registration Statement)

10.6.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.7	Retrocession Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.16 to the Registration Statement)

10.7.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.12.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.8	Retrocession Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.17 to the Registration Statement)

10.8.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.13.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.8.2	Third Amendment to Retrocession Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.9	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.18 to the Registration Statement)

10.9.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.9.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.10	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.19 to the Registration Statement)

10.10.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.10.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.10.3	Third Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.16.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

Number	Description

10.11	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.48 to the Registration Statement)

10.12	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.51 to the Registration Statement)

10.13	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.53 to the Registration Statement)

10.14	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Insurance Company, American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.49 to the Registration Statement)

10.15	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.50 to the Registration Statement)

10.16	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and The Bank of New York (incorporated by reference to Exhibit 10.52 to the Registration Statement)

10.17	Trust Agreement, dated as of December 1, 2009, among Union Fidelity Life Insurance Company, Genworth Life Insurance Company of New York and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.18	Capital Maintenance Agreement, dated as of January 1, 2004, by and between Union Fidelity Life Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.21 to the Registration Statement)

10.18.1	Amendment No. 1 to Capital Maintenance Agreement, dated as of December 1, 2013, by and between General Electric Capital Corporation and Union Fidelity Life Insurance Company (received by Genworth Financial, Inc. with all required signatures for effectiveness from General Electric Capital Corporation and Union Fidelity Life Insurance Company in February 2015) (incorporated by reference to Exhibit 10.27.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.19	Replacement Capital Covenant, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2006)

10.19.1	Amendment No. 1 to Replacement Capital Covenant, dated as of October 18, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 19, 2023)

10.20	Assignment and Assumption Agreement, dated as of April 1, 2013, between Genworth Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2013)

Number	Description

10.21§	2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registration Statement)

10.21.1§	First Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.21.2§	Second Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2009)

10.22§	2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2012)

10.22.1§	First Amendment to the 2012 Genworth Financial, Inc. Omnibus Incentive Plan, dated as of December 12, 2017 (incorporated by reference to Exhibit 10.34.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017)

10.22.2§	Form of Deferred Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the period ended June 30, 2012)

10.22.3§	Form of Stock Appreciation Rights with a Maximum Share Value—Executive Officer Retention Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 1, 2012)

10.22.4§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015)

10.23§	Amendment to Stock Options and Stock Appreciation Rights under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan and the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the period ended June 30, 2013)

10.24§	Policy Regarding Personal Use of Non-Commercial Aircraft by Executive Officers (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed on July 21, 2006)

10.25§	Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 6, 2005)

10.25.1§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.25.2§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.38.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.26§	Amendment to Stock Options and Stock Appreciation Rights under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan and the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015)

10.27§	Amended and Restated Genworth Financial, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.28§	Amended and Restated Genworth Financial, Inc. Retirement and Savings Restoration Plan (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

Number	Description

10.29§	Amended and Restated Genworth Financial, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.30§	2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2019)

10.30.1§	Form of Restricted Stock Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2019)

10.30.2§	Form of Cash-Based Award Agreement under the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2019)

10.31§	Amended and Restated Genworth Financial, Inc. Leadership Life Insurance Plan (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

10.32§	2021 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2021)

10.33§	Amended and Restated Genworth Financial, Inc. 2014 Change of Control Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2022)

10.34§	Amended and Restated Genworth Financial, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2022)

10.35§	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2021)

10.36§	Form of 2023-2025 Restricted Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2023)

10.37§	Form of 2023-2025 Performance Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended March 31, 2023)

10.38§	Form of 2023 Director Restricted Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2023)

10.39§	Genworth Financial, Inc. Split-Dollar Leadership Life Insurance Plan (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.40§	Amended and Restated Indemnification Agreement, dated as of February 26, 2024, by and between Genworth Financial, Inc. and Rohit Gupta (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.41§	Form of 2024-2026 Restricted Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2024)

10.42§	Form of 2024-2026 Performance Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2024)

Number	Description

19.1	Genworth Financial, Inc. Insider Trading Policy (filed herewith)

19.2	Genworth Financial, Inc. Policy Relating to Open Market Securities Repurchases and Compliance with Insider Trading Securities Laws (filed herewith)

21	Subsidiaries of the registrant (filed herewith)

23	Consent of KPMG LLP (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Thomas J. McInerney (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Jerome T. Upton (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Jerome T. Upton (filed herewith)

97	Genworth Financial, Inc. Incentive-Based Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL

§	Management contract or compensatory plan or arrangement.

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

Dated: February 28, 2025

GENWORTH FINANCIAL, INC.

By:	/s/ Thomas J. McInerney
Name:	Thomas J. McInerney
Title:	President and Chief Executive Officer; Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 28, 2025

/s/ Thomas J. McInerney Thomas J. McInerney	President and Chief Executive Officer; Director (Principal Executive Officer)

/s/ Jerome T. Upton Jerome T. Upton	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Darren W. Woodell Darren W. Woodell	Vice President and Controller (Principal Accounting Officer)

* G. Kent Conrad	Director

* Karen E. Dyson	Director

* Jill R. Goodman	Director

* Howard D. Mills, III	Director

* Robert P. Restrepo Jr.	Director

* Elaine A. Sarsynski	Director

* Ramsey D. Smith	Director

* Melina E. Higgins	Director

*By	/s/ Thomas J. McInerney
Thomas J. McInerney Attorney-in-Fact