Form 10-Q
period 2025-03-31
GENWORTH FINANCIAL INC
filed 2025-05-02
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 25, 2025,
414,456,966
shares of Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value and share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $48,837 and $48,720, respectively, and allowance for credit losses of $14 and $10, respectively)	$45,668	$44,902
Equity securities, at fair value	496	515
Commercial mortgage loans	6,356	6,450
Less: Allowance for credit losses	(36)	(39)

Commercial mortgage loans, net	6,320	6,411
Policy loans	2,316	2,310
Limited partnerships	3,241	3,142
Other invested assets	653	648

Total investments	58,694	57,928
Cash, cash equivalents and restricted cash	1,891	2,048
Accrued investment income	639	607
Deferred acquisition costs	1,729	1,779
Intangible assets	193	197
Reinsurance recoverable	17,744	17,679
Less: Allowance for credit losses	(25)	(24)

Reinsurance recoverable, net	17,719	17,655
Other assets	489	444
Deferred tax asset	1,663	1,718
Market risk benefit assets	47	57
Separate account assets	4,192	4,438

Total assets	$87,256	$86,871

Liabilities and equity
Liabilities:
Future policy benefits	$54,158	$53,610
Policyholder account balances	14,447	14,594
Market risk benefit liabilities	516	465
Liability for policy and contract claims	698	670
Unearned premiums	108	115
Other liabilities	1,933	2,026
Long-term borrowings	1,519	1,518
Separate account liabilities	4,192	4,438
Liabilities related to discontinued operations	4	4

Total liabilities	77,575	77,440

Commitments and contingencies (Note 16)
Equity:
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 607,290,913 and 606,314,179 shares issued, respectively; 415,879,361 and 421,419,484 shares outstanding, respectively	1	1
Additional paid-in capital	11,862	11,875
Accumulated other comprehensive income (loss)	(1,421)	(1,642)
Retained earnings	1,565	1,511
Treasury stock, at cost (191,411,552 and 184,894,695 shares, respectively)	(3,297)	(3,251)

Total Genworth Financial, Inc.’s stockholders’ equity	8,710	8,494
Noncontrolling interests	971	937

Total equity	9,681	9,431

Total liabilities and equity	$87,256	$86,871

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2025	2024
Revenues:
Premiums	$862	$875
Net investment income	739	782
Net investment gains (losses)	27	49
Policy fees and other income	158	158

Total revenues	1,786	1,864

Benefits and expenses:
Benefits and other changes in policy reserves	1,217	1,203
Liability remeasurement (gains) losses	4	(8)
Changes in fair value of market risk benefits and associated hedges	18	(23)
Interest credited	99	125
Acquisition and operating expenses, net of deferrals	236	236
Amortization of deferred acquisition costs and intangibles	60	65
Interest expense	26	30

Total benefits and expenses	1,660	1,628

Income from continuing operations before income taxes	126	236
Provision for income taxes	36	66

Income from continuing operations	90	170
Loss from discontinued operations, net of taxes	(5)	(1)

Net income	85	169
Less: net income attributable to noncontrolling interests	31	30

Net income available to Genworth Financial, Inc.’s common stockholders	$54	$139

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.14	$0.32

Diluted	$0.14	$0.31

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.13	$0.31

Diluted	$0.13	$0.31

Weighted-average common shares outstanding:
Basic	418.3	443.0

Diluted	422.9	450.3

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three months ended March 31,
	2025	2024
Net income	$85	$169
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	505	(486)
Net unrealized gains (losses) on securities with an allowance for credit losses	1	—
Derivatives qualifying as hedges	43	(161)
Change in the discount rate used to measure future policy benefits	(319)	1,105
Change in instrument-specific credit risk of market risk benefits	(1)	2
Foreign currency translation and other adjustments	2	—

Total other comprehensive income	231	460

Total comprehensive income	316	629
Less: comprehensive income attributable to noncontrolling interests	41	29

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$275	$600

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)
(Unaudited)

	Three months ended March 31, 2025
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2024	$1	$11,875	$(1,642)	$1,511	$(3,251)	$8,494	$937	$9,431
Repurchase of subsidiary shares	—	—	—	—	—	—	(12)	(12)
Comprehensive income:
Net income	—	—	—	54	—	54	31	85
Other comprehensive income, net of taxes	—	—	221	—	—	221	10	231

Total comprehensive income						275	41	316
Treasury stock acquired in connection with share repurchases	—	—	—	—	(46)	(46)	—	(46)
Dividends to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Stock-based compensation expense and exercises and other	—	(13)	—	—	—	(13)	10	(3)

Balances as of March 31, 2025	$1	$11,862	$(1,421)	$1,565	$(3,297)	$8,710	$971	$9,681

	Three months ended March 31, 2024
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2023	$1	$11,884	$(2,555)	$1,213	$(3,063)	$7,480	$855	$8,335
Repurchase of subsidiary shares	—	—	—	—	—	—	(9)	(9)
Comprehensive income (loss):
Net income	—	—	—	139	—	139	30	169
Other comprehensive income (loss), net of taxes	—	—	461	—	—	461	(1)	460

Total comprehensive income						600	29	629
Treasury stock acquired in connection with share repurchases	—	—	—	—	(63)	(63)	—	(63)
Dividends to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Stock-based compensation expense and exercises and other	—	(11)	—	—	—	(11)	3	(8)

Balances as of March 31, 2024	$1	$11,873	$(2,094)	$1,352	$(3,126)	$8,006	$873	$8,879

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from (used by) operating activities:
Net income	$85	$169
Less loss from discontinued operations, net of taxes	5	1
Adjustments to reconcile net income to net cash from (used by) operating activities:
Amortization of fixed maturity securities discounts and premiums	(32)	(23)
Net investment (gains) losses	(27)	(49)
Changes in fair value of market risk benefits and associated hedges	18	(23)
Charges assessed to policyholders	(138)	(139)
Amortization of deferred acquisition costs and intangibles	60	65
Deferred income taxes	2	(1)
Derivative instruments, limited partnerships and other	(27)	(138)
Long-term incentive compensation expense	11	14
Change in certain assets and liabilities:
Accrued investment income and other assets	(47)	(68)
Insurance reserves	149	140
Current tax liabilities	34	67
Other liabilities, policy and contract claims and other policy-related balances	(59)	(122)

Net cash from (used by) operating activities	34	(107)

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	639	649
Commercial mortgage loans	202	127
Limited partnerships and other invested assets	50	59
Proceeds from sales of investments:
Fixed maturity and equity securities	334	635
Purchases and originations of investments:
Fixed maturity and equity securities	(1,017)	(1,157)
Commercial mortgage loans	(107)	(45)
Limited partnerships and other invested assets	(109)	(125)
Short-term investments, net	—	17
Policy loans, net	1	—
Other	(7)	(17)

Net cash from (used by) investing activities	(14)	143

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	129	133
Withdrawals from universal life and investment contracts	(221)	(317)
Repayment and repurchase of long-term debt	—	(6)
Repurchase of subsidiary shares	(12)	(9)
Treasury stock acquired in connection with share repurchases	(45)	(63)
Dividends paid to noncontrolling interests	(5)	(5)
Other, net	(23)	(32)

Net cash used by financing activities	(177)	(299)

Net change in cash, cash equivalents and restricted cash	(157)	(263)
Cash, cash equivalents and restricted cash at beginning of period	2,048	2,215

Cash, cash equivalents and restricted cash at end of period	$1,891	$1,952

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
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission. Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2024 Annual Report on Form 10-K.
On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under the existing share repurchase program that began in May 2022. Pursuant to the program, during the three months ended March 31, 2025, Genworth Financial repurchased 6,516,857 shares of its common stock at an average price of $6.91 per share for a total cost of $46 million, including excise taxes and other costs paid in connection with acquiring the shares. The repurchased shares were recorded at cost and presented as treasury stock in a separate caption in equity in our condensed consolidated balance sheets. Genworth Financial also repurchased 1,422,395 shares of its common stock at an average price of $7.03 per share under the share repurchase program through a Rule 10b5-1 trading plan in April 2025, leaving approximately $100 million available for repurchase under the program as of April 30, 2025. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
(2) Accounting Changes
Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance to require disaggregated disclosures in the notes to the financial statements of certain categories of expenses included in our consolidated statements of income, including employee compensation, depreciation and intangible asset amortization. This guidance is effective for us for annual reporting periods beginning on January 1, 2027 and interim periods beginning on January 1, 2028 using the prospective or retrospective method, with early adoption permitted. We are currently evaluating the impact the guidance may have on our processes, controls and disclosures.
In December 2023, the FASB issued new accounting guidance to improve income tax disclosures. The guidance requires annual disclosure of specific categories in the income tax rate reconciliation, separate disclosure of additional information related to reconciling items that meet a quantitative threshold and additional disclosures about income taxes paid, among other qualitative and quantitative disclosure improvements. The guidance will have no impact on our consolidated financial statements but will expand our disclosures effective for annual reporting periods beginning on January 1, 2025 using the prospective or retrospective method, which we are in the process of developing.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2025	2024
Weighted-average common shares used in basic earnings per share calculations	418.3	443.0
Potentially dilutive securities:
Performance stock units, restricted stock units and other equity-based awards	4.6	7.3

Weighted-average common shares used in diluted earnings per share calculations	422.9	450.3

Income from continuing operations:
Income from continuing operations	$90	$170
Less: net income from continuing operations attributable to noncontrolling interests	31	30

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$59	$140

Basic per share	$0.14	$0.32

Diluted per share	$0.14	$0.31

Loss from discontinued operations:
Loss from discontinued operations, net of taxes	$(5)	$(1)

Basic per share	$(0.01)	$—

Diluted per share	$(0.01)	$—

Net income:
Income from continuing operations	$90	$170
Loss from discontinued operations, net of taxes	(5)	(1)

Net income	85	169
Less: net income attributable to noncontrolling interests	31	30

Net income available to Genworth Financial, Inc.’s common stockholders	$54	$139

Basic per share (1)	$0.13	$0.31

Diluted per share	$0.13	$0.31

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2025	2024
Fixed maturity securities—taxable	$559	$554
Fixed maturity securities—non-taxable	—	1
Equity securities	3	2
Commercial mortgage loans	73	75
Policy loans	36	58
Limited partnerships	8	20
Other invested assets (1)	61	68
Cash, cash equivalents, restricted cash and short-term investments	22	27

Gross investment income before expenses and fees	762	805
Expenses and fees	(23)	(23)

Net investment income	$739	$782

(1)	Includes amounts related to derivative instruments. See note 5 for additional information.
(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2025	2024

Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$4	$7
Realized losses	(8)	(29)

Net realized gains (losses) on available-for-sale fixed maturity securities	(4)	(22)
Net realized gains (losses) on equity securities sold	1	—

Total net realized investment gains (losses)	(3)	(22)

Net change in allowance for credit losses on available-for-sale fixed maturity securities	(4)	—
Net unrealized gains (losses) on equity securities still held	(14)	32
Net unrealized gains (losses) on limited partnerships	38	43
Commercial mortgage loans	3	(2)
Derivative instruments (1)	6	1
Other	1	(3)

Net investment gains (losses)	$27	$49

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

See Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale fixed maturity securities. The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity securities as of and for the three months ended March 31, 2025:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
U.S. corporate	$4	$2	$—	$—	$—	$—	$—	$6
Non-U.S. corporate	3	1	—	—	—	—	—	4
Commercial mortgage-backed	3	—	1	—	—	—	—	4

Total available-for-sale fixed maturity securities	$10	$3	$1	$—	$—	$—	$—	$14

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	March 31, 2025	December 31, 2024
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses	$(3,150)	$(3,801)
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses	(5)	(7)
Adjustments to policyholder contract balances	73	83
Income taxes, net	393	530

Net unrealized investment gains (losses)	(2,689)	(3,195)
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	(29)	(39)

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(2,660)	$(3,156)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the three months ended March 31:

(Amounts in millions)	2025	2024
Beginning balance	$(3,156)	$(2,130)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	649	(654)
Adjustments to policyholder contract balances	(10)	14
Provision for income taxes	(136)	137

Change in unrealized gains (losses) on investment securities	503	(503)
Reclassification adjustments to net investment (gains) losses (1)	3	17

Change in net unrealized investment gains (losses)	506	(486)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	10	(1)

Ending balance	$(2,660)	$(2,615)

(1)	Net of taxes of $(1) million and $(5) million during the three months ended March 31, 2025 and 2024, respectively.
Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d) Fixed Maturity Securities
As of March 31, 2025, the amortized cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value

Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,830	$58	$(294)	$—	$3,594
State and political subdivisions	2,437	11	(279)	—	2,169
Non-U.S. government	1,127	9	(107)	—	1,029
U.S. corporate:
Utilities	4,732	66	(422)	—	4,376
Energy	2,520	48	(156)	—	2,412
Finance and insurance	7,488	74	(603)	(4)	6,955
Consumer—non-cyclical	4,726	73	(341)	—	4,458
Technology and communications	3,062	49	(287)	—	2,824
Industrial	1,143	11	(99)	—	1,055
Capital goods	2,392	48	(136)	—	2,304
Consumer—cyclical	1,587	15	(101)	(2)	1,499
Transportation	1,130	35	(84)	—	1,081
Other	277	2	(14)	—	265

Total U.S. corporate	29,057	421	(2,243)	(6)	27,229

Non-U.S. corporate:
Utilities	741	1	(50)	(4)	688
Energy	1,031	19	(46)	—	1,004
Finance and insurance	1,793	27	(103)	—	1,717
Consumer—non-cyclical	618	4	(73)	—	549
Technology and communications	788	7	(73)	—	722
Industrial	819	11	(40)	—	790
Capital goods	654	6	(40)	—	620
Consumer—cyclical	246	1	(14)	—	233
Transportation	459	12	(25)	—	446
Other	518	8	(35)	—	491

Total non-U.S. corporate	7,667	96	(499)	(4)	7,260

Residential mortgage-backed	946	9	(44)	—	911
Commercial mortgage-backed	1,579	1	(258)	(4)	1,318
Other asset-backed	2,194	10	(46)	—	2,158

Total available-for-sale fixed maturity securities	$48,837	$615	$(3,770)	$(14)	$45,668

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of March 31, 2025:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities

Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$546	$(13)	31	$1,334	$(281)	44	$1,880	$(294)	75
State and political subdivisions	270	(11)	39	1,451	(268)	257	1,721	(279)	296
Non-U.S. government	390	(12)	96	397	(95)	61	787	(107)	157
U.S. corporate	3,871	(114)	665	14,583	(2,124)	1,920	18,454	(2,238)	2,585
Non-U.S. corporate	946	(20)	146	3,965	(479)	523	4,911	(499)	669
Residential mortgage-backed	145	(1)	53	411	(43)	147	556	(44)	200
Commercial mortgage-backed	—	—	—	1,241	(258)	201	1,241	(258)	201
Other asset-backed	296	(2)	89	871	(44)	180	1,167	(46)	269

Total for fixed maturity securities in an unrealized loss position	$6,464	$(173)	1,119	$24,253	$(3,592)	3,333	$30,717	$(3,765)	4,452

% Below cost:
<20% Below cost	$6,439	$(163)	1,113	$20,640	$(2,250)	2,774	$27,079	$(2,413)	3,887
20%-50% Below cost	25	(10)	6	3,613	(1,342)	559	3,638	(1,352)	565

Total for fixed maturity securities in an unrealized loss position	$6,464	$(173)	1,119	$24,253	$(3,592)	3,333	$30,717	$(3,765)	4,452

Investment grade	$6,203	$(167)	1,070	$23,449	$(3,489)	3,214	$29,652	$(3,656)	4,284
Below investment grade	261	(6)	49	804	(103)	119	1,065	(109)	168

Total for fixed maturity securities in an unrealized loss position	$6,464	$(173)	1,119	$24,253	$(3,592)	3,333	$30,717	$(3,765)	4,452

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual investment securities had been in a continuous unrealized loss position, based on industry, as of March 31, 2025:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$775	$(23)	113	$1,970	$(399)	297	$2,745	$(422)	410
Energy	346	(8)	68	1,108	(148)	144	1,454	(156)	212
Finance and insurance	730	(16)	128	4,417	(582)	562	5,147	(598)	690
Consumer—non-cyclical	696	(17)	112	2,294	(324)	270	2,990	(341)	382
Technology and communications	412	(15)	76	1,700	(272)	214	2,112	(287)	290
Industrial	181	(7)	29	572	(92)	83	753	(99)	112
Capital goods	331	(7)	62	1,047	(129)	143	1,378	(136)	205
Consumer—cyclical	203	(4)	42	893	(97)	125	1,096	(101)	167
Transportation	148	(13)	30	493	(71)	68	641	(84)	98
Other	49	(4)	5	89	(10)	14	138	(14)	19

Subtotal, U.S. corporate securities	3,871	(114)	665	14,583	(2,124)	1,920	18,454	(2,238)	2,585

Non-U.S. corporate:
Utilities	152	(2)	17	458	(48)	51	610	(50)	68
Energy	189	(6)	21	379	(40)	45	568	(46)	66
Finance and insurance	125	(2)	28	1,033	(101)	145	1,158	(103)	173
Consumer—non-cyclical	92	(3)	17	365	(70)	44	457	(73)	61
Technology and communications	87	(2)	15	483	(71)	60	570	(73)	75
Industrial	118	(1)	24	331	(39)	48	449	(40)	72
Capital goods	98	(2)	14	317	(38)	43	415	(40)	57
Consumer—cyclical	50	(1)	6	119	(13)	20	169	(14)	26
Transportation	35	(1)	4	250	(24)	33	285	(25)	37
Other	—	—	—	230	(35)	34	230	(35)	34

Subtotal, non-U.S. corporate securities	946	(20)	146	3,965	(479)	523	4,911	(499)	669

Total for corporate securities in an unrealized loss position	$4,817	$(134)	811	$18,548	$(2,603)	2,443	$23,365	$(2,737)	3,254

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of March 31, 2025 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost	Fair value

Due one year or less	$1,418	$1,413
Due after one year through five years	8,631	8,474
Due after five years through ten years	11,582	11,132
Due after ten years	22,487	20,262

Subtotal	44,118	41,281
Residential mortgage-backed	946	911
Commercial mortgage-backed	1,579	1,318
Other asset-backed	2,194	2,158

Total	$48,837	$45,668

As of March 31, 2025, securities issued by finance and insurance, utilities, consumer—non-cyclical and technology and communications industry groups represented approximately 26%, 15%, 15% and 10%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of March 31, 2025, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
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
We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	March 31, 2025		December 31, 2024
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,668	42%	$2,716	42%
Office	1,382	22	1,391	22
Industrial	1,325	21	1,331	21
Apartments	486	8	498	7
Mixed use	354	5	360	6
Other	141	2	154	2

Subtotal	6,356	100%	6,450	100%

Allowance for credit losses	(36)		(39)

Total	$6,320		$6,411

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2025		December 31, 2024
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,714	27%	$1,750	27%
Pacific	1,118	18	1,157	18
Mountain	993	16	971	15
Middle Atlantic	857	13	871	13
West South Central	532	8	539	8
East North Central	418	7	431	7
West North Central	353	5	372	6
East South Central	204	3	190	3
New England	167	3	169	3

Subtotal	6,356	100%	6,450	100%

Allowance for credit losses	(36)		(39)

Total	$6,320		$6,411

As of March 31, 2025 and December 31, 2024, we had one commercial mortgage loan in the industrial property type with an amortized cost of $7 million that was more than 90 days past due and on non-accrual status. This loan did not have an allowance for credit losses in either period. We had no other commercial mortgage loans past due or on non-accrual status as of March 31, 2025 and December 31, 2024. For a discussion of our policy related to placing commercial mortgage loans on non-accrual status, see Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2024 Annual Report on Form 10-K.
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
We did not have any loan modifications or extensions associated with borrowers experiencing financial difficulty that resulted in the consideration of whether to establish a new loan or to continue accounting for the modification or extension under the existing loan during the three months ended March 31, 2025 and 2024. As of March 31, 2025, all loans previously modified during the 12 months prior remained current.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the allowance for credit losses related to commercial mortgage loans as of and for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2025	2024
Allowance for credit losses:
Beginning balance	$39	$27
Provision	(3)	2
Write-offs	—	—
Recoveries	—	—

Ending balance	$36	$29

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of March 31, 2025:

(Amounts in millions)	2025	2024	2023	2022	2021	2020 and prior	Total

Debt-to-value:
0% - 50%	$—	$32	$44	$86	$112	$1,962	$2,236
51% - 60%	62	34	10	244	250	768	1,368
61% - 75%	45	134	212	524	488	1,019	2,422
76% - 100%	—	—	—	50	23	225	298
Greater than 100%	—	—	—	—	—	32	32

Total amortized cost	$107	$200	$266	$904	$873	$4,006	$6,356

Debt service coverage ratio:
Less than 1.00	$—	$—	$20	$—	$3	$231	$254
1.00 - 1.25	—	3	14	50	25	295	387
1.26 - 1.50	45	98	147	137	40	597	1,064
1.51 - 2.00	26	68	54	454	436	1,438	2,476
Greater than 2.00	36	31	31	263	369	1,445	2,175

Total amortized cost	$107	$200	$266	$904	$873	$4,006	$6,356

The following tables set forth the debt-to-value of commercial mortgage loans by property type as of the dates indicated:

	March 31, 2025
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$1,068	$725	$873	$2	$—	$2,668
Office	279	196	646	261	—	1,382
Industrial	568	266	480	4	7	1,325
Apartments	171	112	187	16	—	486
Mixed use	65	39	210	15	25	354
Other	85	30	26	—	—	141

Total amortized cost	$2,236	$1,368	$2,422	$298	$32	$6,356

% of total	35%	22%	38%	5%	—%	100%

Weighted-average debt service coverage ratio	2.37	1.86	1.60	1.37	1.01	1.91

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2024
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$1,108	$689	$917	$2	$—	$2,716
Office	269	220	639	263	—	1,391
Industrial	596	226	498	4	7	1,331
Apartments	181	96	205	16	—	498
Mixed use	70	32	218	15	25	360
Other	83	45	26	—	—	154

Total amortized cost	$2,307	$1,308	$2,503	$300	$32	$6,450

% of total	36%	20%	39%	5%	—%	100%

Weighted-average debt service coverage ratio	2.38	1.87	1.60	1.37	1.01	1.92

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	March 31, 2025
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$27	$97	$477	$1,196	$871	$2,668
Office	123	113	221	486	439	1,382
Industrial	32	69	213	467	544	1,325
Apartments	14	37	97	147	191	486
Mixed use	50	39	40	167	58	354
Other	8	32	16	13	72	141

Total amortized cost	$254	$387	$1,064	$2,476	$2,175	$6,356

% of total	4%	6%	17%	39%	34%	100%

Weighted-average debt-to-value	74%	67%	65%	58%	45%	56%

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2024
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	March 31, 2025	December 31, 2024	Balance sheet classification	March 31, 2025	December 31, 2024
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$23	$18	Other liabilities	$690	$749
Foreign currency swaps	Other invested assets	12	13	Other liabilities	1	1
Forward bond purchase commitments	Other invested assets	19	6	Other liabilities	21	44

Total cash flow hedges		54	37		712	794

Total derivatives designated as hedges		54	37		712	794

Derivatives not designated as hedges
Equity index options	Other invested assets	12	19	Other liabilities	—	—
Financial futures (1)	Other invested assets	—	—	Other liabilities	—	—
Forward bond purchase commitments	Other invested assets	—	—	Other liabilities	23	27
Foreign currency forward contracts	Other invested assets	1	—	Other liabilities	—	—
Fixed indexed annuity embedded derivatives	Other assets	—	—	Policyholder account balances (2)	145	155
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (3)	13	15

Total derivatives not designated as hedges		13	19		181	197

Total derivatives		$67	$56		$893	$991

(1)	The period end valuations of financial futures were zero as a result of settling the margins on these contracts on a daily basis.
(2)	Represents the embedded derivatives associated with our fixed indexed annuity liabilities.
(3)	Represents the embedded derivatives associated with our indexed universal life liabilities.
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

		December 31,		Maturities/	March 31,
(Notional in millions)	Measurement	2024	Additions	terminations	2025
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,757	$—	$(71)	$8,686
Foreign currency swaps	Notional	144	12	—	156
Forward bond purchase commitments	Notional	2,639	63	—	2,702

Total cash flow hedges		11,540	75	(71)	11,544

Total derivatives designated as hedges		11,540	75	(71)	11,544

Derivatives not designated as hedges
Equity index options	Notional	604	127	(152)	579
Financial futures	Notional	1,102	1,063	(1,115)	1,050
Forward bond purchase commitments	Notional	500	—	—	500
Foreign currency forward contracts	Notional	—	387	—	387

Total derivatives not designated as hedges		2,206	1,577	(1,267)	2,516

Total derivatives		$13,746	$1,652	$(1,338)	$14,060

		December 31,		Maturities/	March 31,
(Number of policies)	Measurement	2024	Additions	terminations	2025
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	4,867	—	(169)	4,698
Indexed universal life embedded derivatives	Policies	717	—	(8)	709
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended March 31, 2025:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$62	$48	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(2)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	36	—	Net investment gains (losses)	—	Net investment gains (losses)

Total	$95	$49		$—

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended March 31, 2024:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(148)	$53	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	4	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	1	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	(11)	—	Net investment gains (losses)	—	Net investment gains (losses)

Total	$(158)	$56		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The change for these designated derivatives reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2025	2024

Beginning balance	$492	$1,010
Current period increases (decreases) in fair value (1)	74	(125)
Reclassification to net (income) (1)	(31)	(36)

Ending balance	$535	$849

(1)
During the three months ended March 31, 2025 and 2024, current period increases (decreases) in fair value were net of deferred taxes of $(21) million and $33 million, respectively, and amounts reclassified to net (income) were net of deferred taxes of $18 million and $20 million, respectively.

The total balance in accumulated other comprehensive income (loss) from derivatives designated as cash flow hedges of $535 million, net of taxes, recorded in stockholders’ equity as of March 31, 2025 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $122 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the three months ended March 31, 2025 and 2024, we reclassified $1 million and $2 million, respectively, to net income in connection with forecasted transactions that were no longer considered reasonably possible of occurring.
Derivatives Not Designated As Hedges
We enter into certain non-qualifying derivative instruments such as equity index options and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits, fixed indexed annuities and indexed universal life. Our fixed indexed annuity and indexed universal life insurance products with certain features are required to be bifurcated as embedded derivatives. Additionally, we have forward bond purchase commitments to hedge against the variability in the anticipated cash flows required to purchase future fixed rate bonds, as well as foreign currency forward contracts to mitigate currency risk associated with anticipated future foreign currency denominated cash flows.
The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended March 31,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2025	2024
Equity index options	$(4)	$5	Net investment gains (losses)
Financial futures	33	(64)	Changes in fair value of market risk benefits and associated hedges
Forward bond purchase commitments	4	(4)	Net investment gains (losses)
Fixed indexed annuity embedded derivatives	4	(8)	Net investment gains (losses)
Indexed universal life embedded derivatives	1	4	Net investment gains (losses)

Total derivatives not designated as hedges	$38	$(67)

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	March 31, 2025			December 31, 2024
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives

Amounts presented in the balance sheet:
Gross amounts recognized	$67	$735	$(668)	$56	$821	$(765)
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	67	735	(668)	56	821	(765)
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(36)	(36)	—	(31)	(31)	—
Collateral received	(17)	—	(17)	(11)	—	(11)
Collateral pledged	—	(1,595)	1,595	—	(1,592)	1,592
Over collateralization	1	896	(895)	1	802	(801)

Net amount	$15	$—	$15	$15	$—	$15

(1)	Does not include amounts related to embedded derivatives as of March 31, 2025 and December 31, 2024.
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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placements with the public bonds, price caps, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs, leading to a classification of Level 2. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of March 31, 2025.
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
Level 2 measurements
Fixed maturity securities

•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, 88% of our portfolio was priced using third-party pricing services as of March 31, 2025. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of March 31, 2025:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$3,594	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,169	Multi-dimensional attribute-based modeling systems, exchanges for the bond or comparable liquid bonds	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$1,014	Price quotes from market makers, spread priced to benchmark curves, matrix pricing	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$23,726	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$5,709	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$909	OAS-based models, single factor binomial models, internally priced, pay-up to the to be announced price	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$1,307	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swap curves, TRACE reports

Other asset-backed	$1,973	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Internal models:
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,564 million and $827 million, respectively, as of March 31, 2025. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

Equity securities.
The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.
Short-term investments.
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Fixed maturity securities

•
Broker quotes:
A portion of our non-U.S. government, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $304 million as of March 31, 2025.

•
Internal models:
A portion of our U.S. corporate, non-U.S. corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which can include significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $2,572 million as of March 31, 2025.

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
Equity index options.
We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of March 31, 2025, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
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
Foreign currency forward contracts.
The valuation of foreign currency forward contracts is determined using an income approach. The primary inputs into the valuation represent the forward foreign currency exchange rates, which are generally considered observable inputs and results in the derivative being classified as Level 2.
Fixed indexed annuity and indexed universal life embedded derivatives.
We have fixed indexed annuity and indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of March 31, 2025, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
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
Fixed indexed annuities
The valuation of fixed indexed annuities MRBs, which includes GMWB features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our fixed indexed annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the fixed indexed annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. As a result of our assumptions for GMWB utilization, expected future interest credited and non-performance risk being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases or GMWB utilization increases, the

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

value of our fixed indexed annuities MRB liability will increase. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of March 31, 2025, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 11 for additional details related to the changes in the fair value measurement of fixed indexed annuities MRBs as of March 31, 2025 and December 31, 2024.
Variable annuities
The valuation of our variable annuities MRBs, which includes GMWB, GMDB and GPAF features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, interest rates, equity index and fund correlation and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our variable annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the variable annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. We classify the variable annuities MRBs valuation as Level 3 based on having significant unobservable inputs, with policyholder behavior (GMWB utilization and lapses), equity index volatility and non-performance risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the variable annuities MRBs will increase. An increase in our lapse assumption would decrease the fair value of the variable annuities MRBs, whereas an increase in our GMWB utilization rate would increase the fair value. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of March 31, 2025, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 11 for additional details related to the changes in the fair value measurement of variable annuities MRBs as of March 31, 2025 and December 31, 2024.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2025
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)

Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,594	$—	$3,594	$—	$—
State and political subdivisions	2,169	—	2,169	—	—
Non-U.S. government	1,029	—	1,014	15	—
U.S. corporate:
Utilities	4,376	—	3,514	862	—
Energy	2,412	—	2,391	21	—
Finance and insurance	6,955	—	6,288	667	—
Consumer—non-cyclical	4,458	—	4,409	49	—
Technology and communications	2,824	—	2,807	17	—
Industrial	1,055	—	1,040	15	—
Capital goods	2,304	—	2,260	44	—
Consumer—cyclical	1,499	—	1,392	107	—
Transportation	1,081	—	1,052	29	—
Other	265	—	137	128	—

Total U.S. corporate	27,229	—	25,290	1,939	—

Non-U.S. corporate:
Utilities	688	—	403	285	—
Energy	1,004	—	889	115	—
Finance and insurance	1,717	—	1,696	21	—
Consumer—non-cyclical	549	—	518	31	—
Technology and communications	722	—	705	17	—
Industrial	790	—	681	109	—
Capital goods	620	—	573	47	—
Consumer—cyclical	233	—	233	—	—
Transportation	446	—	411	35	—
Other	491	—	427	64	—

Total non-U.S. corporate	7,260	—	6,536	724	—

Residential mortgage-backed	911	—	909	2	—
Commercial mortgage-backed	1,318	—	1,307	11	—
Other asset-backed	2,158	—	1,973	185	—

Total fixed maturity securities	45,668	—	42,792	2,876	—

Equity securities	496	423	30	43	—
Limited partnerships	2,553	—	—	18	2,535
Other invested assets:
Derivative assets:
Interest rate swaps	23	—	23	—	—
Foreign currency swaps	12	—	12	—	—
Equity index options	12	—	—	12	—
Forward bond purchase commitments	19	—	—	19	—
Foreign currency forward contracts	1	—	1	—	—

Total derivative assets	67	—	36	31	—

Short-term investments	4	—	4	—	—

Total other invested assets	71	—	40	31	—

Separate account assets	4,192	4,192	—	—	—

Total assets	$52,980	$4,615	$42,862	$2,968	$2,535

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2024
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Beginning balance as of January 1, 2025	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of March 31, 2025	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI								Included in net income	Included in OCI
Fixed maturity securities:
Non-U.S. government	$13	$—	$1	$1	$—	$—	$—	$—	$—	$15	$—	$1
U.S. corporate:
Utilities	845	—	4	16	—	—	(3)	—	—	862	—	4
Energy	21	—	—	—	—	—	—	—	—	21	—	—
Finance and insurance	688	—	9	25	—	—	(23)	—	(32)	667	—	8
Consumer—non-cyclical	63	—	1	—	—	—	(15)	—	—	49	—	1
Technology and communications	12	—	—	—	—	—	—	5	—	17	—	—
Industrial	15	—	—	—	—	—	—	—	—	15	—	—
Capital goods	43	—	1	—	—	—	—	—	—	44	—	1
Consumer—cyclical	99	—	2	8	—	—	(2)	—	—	107	—	2
Transportation	31	—	—	—	—	—	(2)	—	—	29	—	—
Other	133	—	—	—	—	—	(5)	—	—	128	—	—

Total U.S. corporate	1,950	—	17	49	—	—	(50)	5	(32)	1,939	—	16

Non-U.S. corporate:
Utilities	282	—	3	—	—	—	—	—	—	285	—	3
Energy	116	—	(1)	—	—	—	—	—	—	115	—	(1)
Finance and insurance	21	—	—	—	—	—	—	—	—	21	—	—
Consumer—non-cyclical	39	—	—	—	—	—	(8)	—	—	31	—	—
Technology and communications	17	—	—	—	—	—	—	—	—	17	—	—
Industrial	67	—	2	—	—	—	—	40	—	109	—	2
Capital goods	47	—	—	—	—	—	—	—	—	47	—	—
Transportation	35	—	—	—	—	—	—	—	—	35	—	—
Other	51	—	1	12	—	—	—	—	—	64	—	1

Total non-U.S. corporate	675	—	5	12	—	—	(8)	40	—	724	—	5

Residential mortgage-backed	2	—	—	—	—	—	—	—	—	2	—	—
Commercial mortgage-backed	11	—	—	—	—	—	—	—	—	11	—	—
Other asset-backed	142	—	—	48	—	—	(5)	—	—	185	—	—

Total fixed maturity securities	2,793	—	23	110	—	—	(63)	45	(32)	2,876	—	22

Equity securities	44	—	—	—	(1)	—	—	—	—	43	—	—
Limited partnerships	19	(1)	—	—	—	—	—	—	—	18	(1)	—
Other invested assets:
Derivative assets:
Equity index options	19	(4)	—	3	—	—	(6)	—	—	12	(4)	—
Forward bond purchase commitments	6	—	13	—	—	—	—	—	—	19	—	13

Total derivative assets	25	(4)	13	3	—	—	(6)	—	—	31	(4)	13

Total other invested assets	25	(4)	13	3	—	—	(6)	—	—	31	(4)	13

Total Level 3 assets	$2,881	$(5)	$36	$113	$(1)	$—	$(69)	$45	$(32)	$2,968	$(5)	$35

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2025	2024
Total realized and unrealized gains (losses) included in net income:
Net investment incom e	$—	$3
Net investment gains (losse s)	(5)	4

Tota l	$(5)	$7

Net gains (losses) included in net income attributable to assets still held:
Net investment incom e	$—	$3
Net investment gains (losse s)	(5)	3

Tota l	$(5)	$6

The amount presented for net investment income relates to fixed maturity securities and primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2025:

(Amounts in millions)	Fair value	Unobservable input	Range	Weighted-average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	$848	Credit spreads	61bps - 263bps	139bps
Energy	21	Credit spreads	130bps - 170bps	150bps
Finance and insurance	655	Credit spreads	14bps - 218bps	148bps
Consumer—non-cyclical	49	Credit spreads	74bps - 221bps	145bps
Technology and communications	17	Credit spreads	74bps - 192bps	116bps
Industrial	15	Credit spreads	100bps - 170bps	124bps
Capital goods	44	Credit spreads	133bps - 153bps	141bps
Consumer—cyclical	85	Credit s pr eads	90bps - 144bps	129bps
Transportation	29	Credit spreads	50bps - 157bps	133bps
Other	82	Credit s pre ads	86bps - 159bps	103bps

Total U.S. corporate	$1,845	Credit spreads	14bps - 263bps	140bps

Non-U.S. corporate:
Utilities	$252	Credit spreads	97bps - 225bps	130bps
Energy	98	Credit spreads	90bps - 150bps	120bps
Finance and insurance	21	Credit spreads	119bps - 150bps	136bps
Consumer—non-cyclical	29	Credit spreads	100bps - 150bps	110bps
Technology and communications	17	Credit spreads	90bps - 133bps	111bps
Industrial	108	Credit spreads	103bps - 189bps	130bps
Capital goods	41	Credit spreads	133bps - 221bps	160bps
Transportation	35	Credit spreads	100bps - 151bps	127bps
Other	52	Credit spreads	61bps - 133bps	113bps

Total non-U.S. corporate	$653	Credit spreads	61bps - 225bps	128bps

Derivative assets:
Equity index options	$12	Equity index volatility	6% - 51%	27%
Forward bond purchase commitments	$19	Counterparty financing spreads	22bps - 53bps	32bps

Other assets (2)	$116	Lapse rate	2% - 9%	5%
		Non-performance risk (counterparty credit risk)	42bps - 83bps	69bps
		Equity index volatility	15% - 30%	23%

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2025
(Amounts in millions)	Total	Level 1	Level 2	Level 3

Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$145	$—	$—	$145
Indexed universal life embedded derivatives	13	—	—	13

Total policyholder account balances	158	—	—	158

Derivative liabilities:
Interest rate swaps	690	—	690	—
Foreign currency swaps	1	—	1	—
Forward bond purchase commitments	44	—	—	44

Total derivative liabilities	735	—	691	44

Total liabilities	$893	$—	$691	$202

	December 31, 2024
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$155	$—	$—	$155
Indexed universal life embedded derivatives	15	—	—	15

Total policyholder account balances	170	—	—	170

Derivative liabilities:
Interest rate swaps	749	—	749	—
Foreign currency swaps	1	—	1	—
Forward bond purchase commitments	71	—	—	71

Total derivative liabilities	821	—	750	71

Total liabilities	$991	$—	$750	$241

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Beginning balance as of January 1, 2025	Total realized and unrealized (gains) losses								Ending balance as of March 31, 2025	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI

Policyholder account balances:
Fixed indexed annuity embedded derivatives	$155	$(4)	$—	$—	$—	$—	$(5)	$—	$(1)	$145	$(4)	$—
Indexed universal life embedded derivatives	15	(1)	—	—	—	—	(1)	—	—	13	(1)	—

Total policyholder account balances	170	(5)	—	—	—	—	(6)	—	(1)	158	(5)	—

Derivative liabilities:
Forward bond purchase commitments	71	(4)	(23)	—	—	—	—	—	—	44	(4)	(22)

Total derivative liabilities	71	(4)	(23)	—	—	—	—	—	—	44	(4)	(22)

Total Level 3 liabilities	$241	$(9)	$(23)	$—	$—	$—	$(6)	$—	$(1)	$202	$(9)	$(22)

	Beginning balance as of January 1, 2024	Total realized and unrealized (gains) losses								Ending balance	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	as of March 31, 2024	Included in net (income)	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$165	$8	$—	$—	$—	$—	$(9)	$—	$(1)	$163	$8	$—
Indexed universal life embedded derivatives	15	(4)	—	—	—	4	—	—	—	15	(4)	—

Total policyholder account balances	180	4	—	—	—	4	(9)	—	(1)	178	4	—

Derivative liabilities:
Forward bond purchase commitments	9	4	—	—	—	—	—	—	—	13	4	—

Total derivative liabilities	9	4	—	—	—	—	—	—	—	13	4	—

Total Level 3 liabilities	$189	$8	$—	$—	$—	$4	$(9)	$—	$(1)	$191	$8	$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2025	2024
Total realized and unrealized (gains) losses included in net (income):
Net investment incom e	$—	$—
Net investment (gains) losse s	(9)	8

Tota l	$(9)	$8

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment incom e	$—	$—
Net investment (gains) losse s	(9)	8

Tota l	$(9)	$8

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2025:

(Amounts in millions)	Fair value	Unobservable input	Range	Weighted-average (1)
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$145	Expected future interest credited	1% - 4%	2%
Indexed universal life embedded derivatives	$13	Expected future interest credited	2% - 13%	5%
Net market risk benefits (2) :
Fixed indexed annuities	$56	GMWB utilization rate	— % - 83%	64%
		Non-performance risk (credit spreads)	42bps - 83bps	69bps
		Expected future interest credited	1% - 4%	2%
Variable annuities	$413	Lapse rate	2% - 11%	5%
		GMWB utilization rate	60% - 90%	79%
		Non-performance risk (credit spreads)	42bps - 83bps	69bps
		Equity index volatility	15% - 30%	23%
Derivative liabilities:
Forward bond purchase commitments	$44	Counterparty financing spreads	25bps - 54bps	44bps

(1)	Unobservable inputs weighted by the policyholder account balances associated with the instrument and notional for derivative liabilities.
(2)	Refer to note 11 for additional details related to MRBs.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	March 31, 2025
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,320	$5,947	$—	$7	$5,940
Bank loan investments		(1)	532	540	—	—	540
Liabilities:
Long-term borrowings		(1)	1,519	1,434	—	1,434	—
Investment contracts		(1)	4,343	4,356	—	—	4,356
Commitments to fund investments:
Bank loan investments	$137		—	—	—	—	—
Private placement investments	127		—	—	—	—	—
Commercial mortgage loans	11		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

	December 31, 2024
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,411	$5,950	$—	$7	$5,943
Bank loan investments		(1)	535	542	—	—	542
Liabilities:
Long-term borrowings		(1)	1,518	1,436	—	1,436	—
Investment contracts		(1)	4,498	4,499	—	—	4,499
Commitments to fund investments:
Bank loan investments	$140		—	—	—	—	—
Private placement investments	263		—	—	—	—	—
Commercial mortgage loans	2		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
As of March 31, 2025 and December 31, 2024, we also had $26 million and $25 million, respectively, of real estate owned assets included in other invested assets in our condensed consolidated balance sheets, which are initially recorded at fair value less estimated selling costs (the carrying value) and are subsequently valued at the lower of the carrying value or current fair value less estimated selling costs. As of December 31, 2024, these properties were adjusted to fair value less estimated selling costs, which was less than the carrying value. These amounts represented the fair value as of March 31, 2025 and December 31, 2024. The fair value of the real estate owned assets is classified as Level 2.
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
to
ten
of the typical contractual life of
ten
to 12 years.
The following table presents the carrying value of limited partnerships and commitments to fund as of the dates indicated:

	March 31, 2025		December 31, 2024
(Amounts in millions)	Carrying value	Commitments to fund	Carrying value	Commitments to fund
Limited partnerships accounted for at NAV:
Private equity funds (1)	$2,280	$1,412	$2,190	$1,434
Real estate funds (2)	129	68	128	74
Infrastructure funds (3)	126	174	123	178

Total limited partnerships accounted for at NAV	2,535	1,654	2,441	1,686

Limited partnerships accounted for at fair value	18	1	19	1
Limited partnerships accounted for under equity method of accounting	688	72	682	74

Total	$3,241	$1,727	$3,142	$1,761

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

(7) Deferred Acquisition Costs
The following tables present the balances of and changes in deferred acquisition costs as of and for the periods indicated:

	March 31, 2025
(Amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$823	$812	$37	$83	$1,755
Costs deferred	—	—	—	—	—
Amortization	(13)	(31)	(2)	(3)	(49)

Balance as of March 31	$810	$781	$35	$80	1,706

Enact segment					23

Total deferred acquisition costs					$1,729

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2024
(Amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$879	$941	$45	$98	$1,963
Costs deferred	—	—	—	—	—
Amortization	(56)	(129)	(8)	(15)	(208)

Balance as of December 31	$823	$812	$37	$83	1,755

Enact segment					24

Total deferred acquisition costs					$1,779

(8) Future Policy Benefits
The following table sets forth our liability for future policy benefits as of the dates indicated:

(Amounts in millions)	March 31, 2025	December 31, 2024
Long-term care insurance	$41,741	$41,172
Life insurance	1,549	1,564
Fixed annuities	10,695	10,695

Total long-duration insurance contracts	53,985	53,431

Deferred profit liability	128	129
Cost of reinsurance	45	50

Total future policy benefits	$54,158	$53,610

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the balances of and changes in the liability for future policy benefits as of and for the periods indicated:

	March 31, 2025
(Dollar amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities
Present value of expected net premiums:
Beginning balance as of January 1	$17,315	$3,690	$—
Beginning balance, at original discount rate	$17,625	$3,640	$—
Effect of changes in cash flow assumptions	9	—	—
Effect of actual variances from expected experience	(19)	—	—

Adjusted beginning balance	17,615	3,640	—
Issuances	—	—	11
Interest accretion	224	50	—
Net premiums collected (1)	(456)	(103)	(11)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	—

Ending balance, at original discount rate	17,383	3,587	—
Effect of changes in discount rate assumptions	(116)	84	—

Ending balance as of March 31	$17,267	$3,671	$—

Present value of expected future policy benefits:
Beginning balance as of January 1	$58,487	$4,741	$10,695
Beginning balance, at original discount rate	$60,587	$4,645	$9,568
Effect of changes in cash flow assumptions	10	—	—
Effect of actual variances from expected experience	(33)	17	(23)

Adjusted beginning balance	60,564	4,662	9,545
Issuances	—	—	10
Interest accretion	822	62	156
Benefit payments	(920)	(192)	(235)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	5

Ending balance, at original discount rate	60,466	4,532	9,481
Effect of changes in discount rate assumptions	(1,458)	134	1,214

Ending balance as of March 31	$59,008	$4,666	$10,695

Net liability for future policy benefits, before flooring adjustments	$41,741	$995	$10,695
Flooring adjustments (2)	—	554	—

Net liability for future policy benefits	41,741	1,549	10,695
Less: reinsurance recoverable	7,308	781	8,192

Net liability for future policy benefits, net of reinsurance recoverable	$34,433	$768	$2,503

Weighted-average liability duration (years)	12.4	5.7	10.0

(1)	Represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
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

	December 31, 2024
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term care insurance
For the three months ended March 31, 2025, the impact of actual variances from expected experience resulted in a decrease of $14 million in the liability for future policy benefits primarily due to favorable terminations reflecting seasonally high mortality.
In the fourth quarter of 2024, we completed our annual review of cash flow assumptions including benefit utilization, incidence, mortality and in-force rate actions, among others. The impact of changes in cash flow assumptions during the year ended December 31, 2024 resulted in an increase of $146 million in the liability for future policy benefits primarily related to unfavorable updates to healthy life and near-term benefit utilization assumptions to better align with recent experience, including cost of care inflation. Although we did not make significant changes to our multi-year in-force rate action plan, the increase to the liability for future policy benefits was partially offset by favorable assumption updates for future in-force rate action approvals given our current plans for rate increase filings and our recent experience regarding approvals and regulatory support. The increase to the liability for future policy benefits was also partially offset by favorable updates to our short-term incidence assumptions for incurred but not reported claims, reducing sufficiency held through a period of heightened uncertainty around incidence during and immediately following the coronavirus pandemic. The unfavorable impact of changes in cash flow assumptions was partially offset in net income as a portion of the unfavorable cash flow assumption updates were related to fully reinsured blocks of business. The impact of actual variances from expected experience during the year ended December 31, 2024 resulted in an increase of $280 million in the liability for future policy benefits primarily due to lower terminations and higher claims.
Life insurance
For the three months ended March 31, 2025, the impact of actual variances from expected experience resulted in an increase of $17 million in the liability for future policy benefits primarily due to unfavorable impacts from seasonally high mortality.
There were no significant cash flow assumption changes in the fourth quarter of 2024. The impact of actual variances from expected experience during the year ended December 31, 2024 resulted in an increase of $19 million in the liability for future policy benefits primarily due to unfavorable mortality impacts.
Fixed annuities
For the three months ended March 31, 2025, the impact of actual variances from expected experience resulted in a decrease of $23 million in the liability for future policy benefits primarily due to favorable mortality.
There were no significant cash flow assumption changes in the fourth quarter of 2024. The impact of actual variances from expected experience during the year ended December 31, 2024 resulted in a decrease of $39 million in the liability for future policy benefits primarily due to favorable mortality.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the weighted-average interest rates for the liability for future policy benefits as of the dates indicated:

	March 31, 2025	December 31, 2024
Long-term care insurance
Interest accretion (locked-in) rate	5.7%	5.7%
Current discount rate	5.6%	5.7%
Life insurance
Interest accretion (locked-in) rate	5.8%	5.8%
Current discount rate	5.2%	5.3%
Fixed annuities
Interest accretion (locked-in) rate	6.8%	6.8%
Current discount rate	5.5%	5.6%
See Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for additional information related to the discount rate used to measure the liability for future policy benefits.
The following table sets forth the amount of undiscounted and discounted expected future gross premiums and expected future benefit payments as of the dates indicated:

	March 31, 2025		December 31, 2024
(Amounts in millions)	Undiscounted	Discounted	Undiscounted	Discounted
Long-term care insurance
Expected future gross premiums	$35,611	$24,332	$36,325	$24,430
Expected future benefit payments	$120,480	$59,008	$121,356	$58,487
Life insurance
Expected future gross premiums	$9,711	$5,501	$9,896	$5,549
Expected future benefit payments	$6,595	$4,666	$6,764	$4,741
Fixed annuities
Expected future gross premiums	$—	$—	$—	$—
Expected future benefit payments	$22,678	$10,695	$22,933	$10,695
During the three months ended March 31, 2025, we recorded a charge of $2 million to net income for our life insurance products due to expected benefits exceeding expected gross premiums, resulting in net premium ratios capped at 100% for certain cohorts primarily due to higher claim severity.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income related to our liability for future policy benefits for the periods indicated:

	Three months ended March 31,				Year ended
	2025		2024		December 31, 2024
(Amounts in millions)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)
Long-term care insurance	$619	$598	$630	$589	$2,520	$2,361
Life insurance	155	12	169	15	647	54
Fixed annuities	—	156	—	162	—	639

Total	$774	$766	$799	$766	$3,167	$3,054

(1)	Amounts for interest accretion are included in benefits and other changes in policy reserves in the condensed consolidated statements of income.
(9) Policyholder Account Balances
The following table sets forth our liabilities for policyholder account balances as of the dates indicated:

(Amounts in millions)	March 31, 2025	December 31, 2024
Life insurance	$7,226	$7,235
Fixed annuities	3,655	3,789
Variable annuities	453	467
Fixed indexed annuity embedded derivatives (1)	145	155
Indexed universal life embedded derivatives (1)	13	15
Additional insurance liabilities (2)	2,942	2,920
Other	13	13

Total policyholder account balances	$14,447	$14,594

(1)	See note 5 for additional information.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the balances of and changes in policyholder account balances as of and for the periods indicated:

	March 31, 2025
(Dollar amounts in millions)	Life insurance	Fixed annuities	Variable annuities
Beginning balance as of January 1	$7,235	$3,789	$467
Issuances	—	—	—
Premiums received	115	3	3
Policy charges	(148)	(1)	(1)
Surrenders and withdrawals	(25)	(96)	(14)
Benefit payments	(40)	(79)	(15)
Interest credited	75	32	1
Other	14	7	12

Ending balance as of March 31	$7,226	$3,655	$453

Weighted-average crediting rate	3.9%	3.0%	3.3%
Net amount at risk (1)	$41,031	$29	$422
Cash surrender value	$4,181	$2,801	$453

(1)
The net amount at risk presented for fixed and variable annuity products contains both general and separate accounts, including amounts related to annuitization and other insurance benefits classified as MRBs.

	December 31, 2024
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present policyholder account balances by range of guaranteed minimum crediting rate and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums as of the dates indicated:

	March 31, 2025
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$99	$55	$42	$—	$196
2.00%–2.99%	766	1	—	—	767
3.00%–3.99%	1,783	616	1,110	68	3,577
4.00% and greater	2,276	20	19	—	2,315

Total	$4,924	$692	$1,171	$68	$6,855

(1)	Excludes universal life insurance and investment contracts of $4,479 million that have an equity market component to their crediting strategy.

	December 31, 2024
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$102	$57	$45	$—	$204
2.00%–2.99%	659	27	—	—	686
3.00%–3.99%	1,940	629	1,121	61	3,751
4.00% and greater	2,318	19	18	—	2,355

Total	$5,019	$732	$1,184	$61	$6,996

(1)	Excludes universal life insurance and investment contracts of $4,495 million that have an equity market component to their crediting strategy.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) Additional Insurance Liabilities
The following table presents the balances of and changes in additional liabilities related to death or other insurance benefits that are included within policyholder account balances related to universal and term universal life insurance products as of and for the periods indicated:

(Dollar amounts in millions)	March 31, 2025	December 31, 2024
Beginning balance as of January 1	$2,920	$2,887
Beginning balance before shadow accounting adjustments	$3,003	$2,939
Effect of changes in cash flow assumptions	—	28
Effect of actual variances from expected experience	9	(58)

Adjusted beginning balance	3,012	2,909
Issuances	—	—
Interest accretion	25	102
Assessments collected	59	245
Benefit payments	(81)	(253)
Derecognition (lapses and withdrawals)	—	—

Ending balance before shadow accounting adjustments	3,015	3,003
Effect of shadow accounting adjustments	(73)	(83)

Ending balance	2,942	2,920
Less: reinsurance recoverable	—	—

Additional insurance liabilities, net of reinsurance recoverable	$2,942	$2,920

Weighted-average liability duration (years)	17.6	17.8
For the three months ended March 31, 2025, the effect of actual variances from expected experience resulted in an increase to the additional insurance liabilities primarily driven by unfavorable mortality.
In the fourth quarter of 2024, as part of our annual review of assumptions, we increased our additional insurance liabilities primarily related to an unfavorable update to mortality assumptions for universal life insurance contracts originating from term life insurance conversions and an unfavorable update to interest rate assumptions given the recent rate environment. The decrease in our additional insurance liabilities from the effect of actual variances from expected experience during the year ended December 31, 2024 was primarily due to a model refinement related to certain universal life insurance products with secondary guarantees.
The following table provides the weighted-average interest rates for our additional insurance liabilities as of the dates indicated:

	March 31, 2025	December 31, 2024
Interest accretion rate (1)	3.3%	3.4%
Projected crediting rate (2)	3.8%	3.8%

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income related to additional insurance liabilities for the periods indicated:

	Three months ended March 31,		Year ended December 31, 2024
(Amounts in millions)	2025	2024
Gross assessments	$132	$133	$526
Interest accretion (1)	$25	$25	$102

(1)	Amounts for interest accretion are included in benefits and other changes in policy reserves in the condensed consolidated statements of income.
(11) Market Risk Benefits
The following table sets forth our market risk benefits by asset and liability position as of the dates indicated:

	March 31, 2025			December 31, 2024
(Amounts in millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Fixed indexed annuities	$—	$56	$56	$—	$48	$48
Variable annuities	47	460	413	57	417	360

Total market risk benefits	$47	$516	$469	$57	$465	$408

The following tables present the balances of and changes in market risk benefits as of and for the periods indicated:

	March 31, 2025
(Dollar amounts in millions)	Fixed indexed annuities	Variable annuities	Reinsurance recoverable (1)
Beginning balance as of January 1	$48	$360	$107
Beginning balance before effect of changes in instrument-specific credit risk	$45	$356	$107
Issuances	—	—	—
Interest accretion	1	4	1
Attributed fees collected	1	9	2
Benefit payments	—	(6)	(3)
Effect of changes in interest rates	5	40	7
Effect of changes in equity markets	3	11	4
Actual policyholder behavior different from expected behavior	(1)	(6)	(2)
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	—	—	—
Other	(1)	—	—

Ending balance before effect of changes in instrument-specific credit risk	53	408	116
Effect of changes in instrument-specific credit risk	3	5	—

Ending balance as of March 31	56	413	$116

Less: reinsurance recoverable	—	116

Market risk benefits, net of reinsurance recoverable	$56	$297

Weighted-average attained age of contractholders	74	76
Net amount at risk (2)

(1)	Represents the net reinsured asset related to our variable annuity MRBs.
(2)	See note 9 for additional information on the net amount at risk.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2024
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
(12) Separate Accounts
The following table presents the balances of and changes in separate account liabilities, which are primarily comprised of variable annuity products, as of and for the periods indicated:

(Amounts in millions)	March 31, 2025	December 31, 2024
Beginning balance as of January 1	$4,438	$4,509
Premiums and deposits	9	29
Policy charges	(25)	(104)
Surrenders and withdrawals	(99)	(406)
Benefit payments	(56)	(217)
Investment performance	(76)	631
Net transfers to general account	—	(1)
Other charges	1	(3)

Ending balance	$4,192	$4,438

Cash surrender value (1)	$4,190	$4,436

(1)	Cash surrender value represents the amount of the contractholders’ account balances that was distributable less certain surrender charges.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Separate Account Assets
The following table presents the aggregate fair value of assets, by major investment asset category, supporting separate accounts as of the dates indicated:

(Amounts in millions)	March 31, 2025	December 31, 2024
Equity funds	$1,915	$2,087
Balanced funds	1,767	1,834
Bond funds	302	313
Money market funds	208	204

Total	$4,192	$4,438

(13) Liability for Policy and Contract Claims
The following table sets forth our liability for policy and contract claims as of the dates indicated:

(Amounts in millions)	March 31, 2025	December 31, 2024
Enact segment	$543	$525
Life and Annuities segment (1)	149	139
Other mortgage insurance business	6	6

Total liability for policy and contract claims	$698	$670

(1)	Primarily includes balances related to our universal and term universal life insurance products.
The following table presents the balances of and changes in our liability for policy and contract claims as of and for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2025	2024
Beginning balance as of January 1	$670	$652
Less reinsurance recoverable	(24)	(16)

Net beginning balance	646	636

Incurred related to insured events of:
Current year	255	224
Prior years	(27)	(27)

Total incurred	228	197

Paid related to insured events of:
Current year	(108)	(115)
Prior years	(86)	(61)

Total paid	(194)	(176)

Net ending balance	680	657
Add reinsurance recoverable	18	16

Ending balance as of March 31	$698	$673

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
For the three months ended March 31, 2025, the favorable development related to insured events of prior years was primarily attributable to our Enact segment, predominantly associated with a reserve release of $
47 million largely driven by favorable cure performance on delinquencies from early 2024 and prior. The favorable development related to insured events of prior years for the three months ended March 31, 2024 was predominantly associated with a $54 million reserve release in our Enact segment primarily related to delinquencies from early 2023 and prior as uncertainty in the economic environment had not negatively impacted cure performance to the extent initially expected.
(14) Income Taxes
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended March 31,
	2025	2024
Statutory U.S. federal income tax rate	21.0%	21.0%
Increase in rate resulting from:
Tax on income from terminated swaps	5.2	6.2
Non-deductible expenses	1.6	1.5
Other, net	0.8	(0.7)

Effective rate	28.6%	28.0%

The effective tax rate for the three months ended March 31, 2025 and 2024 was above the statutory U.S. federal income tax rate of 21% largely due to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income.
U.S. GAAP generally requires an annualized effective tax rate to be used for interim reporting periods, utilizing projections of full year results. However, in certain circumstances it is appropriate to record the actual effective tax rate for the period if a reliable full year estimate cannot be made. For the three months ended March 31, 2025, we utilized the actual effective tax rate for the interim period to record the provision for income taxes for our Long-Term Care Insurance and Life and Annuities segments and the annualized projected effective tax rate for our Enact segment and Corporate and Other. For the three months ended March 31, 2024, we used the annualized projected effective tax rate for all segments and Corporate and Other.
(15) Segment Information
We have the following three reportable segments: Enact, comprised primarily of private mortgage insurance products; Long-Term Care Insurance; and Life and Annuities. The products in the Life and Annuities segment

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Our chief operating decision maker (“CODM”) evaluates performance and allocates resources for our reportable segments based on “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders.” We define adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding the after-tax effects of income (loss) attributable to noncontrolling interests, net investment gains (losses), changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, restructuring costs and infrequent or unusual non-operating items. A component of our net investment gains (losses) is the result of estimated future credit losses, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. We exclude net investment gains (losses), changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, restructuring costs and infrequent or unusual non-operating items from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating performance.
Adjustments to reconcile reportable segment adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders to consolidated net income (loss) available to Genworth Financial, Inc.’s common stockholders assume a 21% tax rate and are net of the portion attributable to noncontrolling interests.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our reportable segments for the three months ended March 31:

	2025			2024
(Amounts in millions)	Enact	Long-Term Care Insurance	Life and Annuities	Enact	Long-Term Care Insurance	Life and Annuities
Revenues:
Premiums	$245	$571	$44	$241	$578	$53
Net investment income	63	451	220	57	464	254
Policy fees and other income	2	—	156	—	—	158

	310	1,022	420	298	1,042	465
Less:
Benefits and other changes in policy reserves (1)	31	944	244	20	936	250
Cash flow assumption updates (1)	—	(1)	—	—	(2)	—
Actual variances from expected experience (1)	—	(17)	22	—	(14)	8
Amortization of deferred acquisition costs and intangibles (1)	2	17	40	2	17	45
Interest expense (2)	12	—	—	13	—	—
Other segment expenses (2), (3)	49	109	156	51	101	182
Provision (benefit) for income taxes (2)	47	—	(9)	46	1	(5)
Adjusted operating income attributable to noncontrolling interests	32	—	—	31	—	—

Reportable segment adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$137	$(30)	$(33)	$135	$3	$(15)

(1)	Significant expense category and amounts, which align with segment-level information, as applicable, that is regularly provided to the CODM.
(2)	Other segment items not considered a significant expense category.
(3)
Other segment expenses include interest credited; acquisition and operating expenses, net of deferrals, as reported in the condensed consolidated statements of income, excluding gains (losses) on the early extinguishment of debt and expenses related to restructuring, as applicable; and changes in fair value of market risk benefits, excluding the impacts of interest rates, equity markets and associated hedges.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the reconciliation of total reportable segment adjusted operating income available to Genworth Financial, Inc.’s common stockholders to net income available to Genworth Financial, Inc.’s common stockholders for the three months ended March 31:

(Amounts in millions)	2025	2024
Total reportable segment adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$74	$123
Corporate and Other	(23)	(38)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	51	85
Net investment gains (losses) available to Genworth Financial, Inc.’s common stockholders	28	50
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges	(19)	26
Gains (losses) on early extinguishment of debt	—	1
Expenses related to restructuring	1	(7)
Taxes on adjustments	(2)	(15)

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	59	140
Loss from discontinued operations, net of taxes	(5)	(1)

Net income available to Genworth Financial, Inc.’s common stockholders	$54	$139

The following table presents total assets for our reportable segments as of the dates indicated:

(Amounts in millions)	March 31, 2025	December 31, 2024
Enact	$6,731	$6,525
Long-Term Care Insurance	$45,508	$44,877
Life and Annuities	$33,566	$33,797
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
We record an accrual in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At this time, while it is reasonably possible that an unfavorable outcome in a case may occur, except to the extent discussed below, management has concluded that it is not probable that a loss has been incurred in any of the pending cases, and management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any of the pending cases. Therefore, we have not recorded any amounts in our condensed consolidated financial statements for unfavorable outcomes, if any.
TVPX ARX INC. v. GLAIC
In September 2018, Genworth Life and Annuity Insurance Company (“GLAIC”), our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
TVPX ARX INC., as Securities Intermediary for Consolidated Wealth Management, LTD. on behalf of itself and all others similarly situated v. Genworth Life and Annuity Insurance Company
. Plaintiff alleges unlawful and excessive cost of insurance charges were imposed on policyholders. The complaint asserts claims for breach of contract, alleging that Genworth improperly considered non-mortality factors when calculating cost of insurance rates and failed to decrease cost of insurance charges in light of improved expectations of future mortality, and seeks unspecified compensatory damages, costs and equitable relief. On October 29, 2018, we filed a motion to enjoin the case in the Middle District of Georgia, and a motion to dismiss and motion to stay in the Eastern District of Virginia. We moved to enjoin the prosecution of the Eastern District of Virginia action on the basis that it involves claims released in a prior nationwide class action settlement (the “McBride settlement”) that was approved by the Middle District of Georgia. Plaintiff filed an amended complaint on November 13, 2018. On December 6, 2018, we moved the Middle District of Georgia for leave to file our counterclaim, which alleges that plaintiff breached the covenant not to sue contained in the prior settlement agreement by filing its current action. On March 15, 2019, the Middle District of Georgia granted our motion to enjoin and denied our motion for leave to file our counterclaim. As such, plaintiff is enjoined from pursuing its class action in the Eastern District of Virginia. On March 29, 2019, plaintiff filed a notice of appeal in the Middle District of Georgia, notifying the Court of its appeal to the United States Court of Appeals for the Eleventh Circuit from the order granting our motion to enjoin. On March 29, 2019, we filed our

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

notice of cross-appeal in the Middle District of Georgia, notifying the Court of our cross-appeal to the Eleventh Circuit from the portion of the order denying our motion for leave to file our counterclaim. On April 8, 2019, the Eastern District of Virginia dismissed the case without prejudice, with leave for plaintiff to refile an amended complaint only if a final appellate Court decision vacates the injunction and reverses the Middle District of Georgia’s opinion. On May 21, 2019, plaintiff filed its appeal and memorandum in support in the Eleventh Circuit. We filed our response to plaintiff’s appeal memorandum on July 3, 2019. The Eleventh Circuit Court of Appeals heard oral argument on plaintiff’s appeal and our cross-appeal on April 21, 2020. On May 26, 2020, the Eleventh Circuit Court of Appeals vacated the Middle District of Georgia’s order enjoining plaintiff’s class action and remanded the case back to the Middle District of Georgia for further factual development as to whether Genworth has altered how it calculates or charges cost of insurance since the McBride settlement. The Eleventh Circuit Court of Appeals did not reach a decision on Genworth’s counterclaim. On June 30, 2021, we filed in the Middle District of Georgia our renewed motion to enforce the class action settlement and release and renewed our motion for leave to file a counterclaim. The briefing on both motions concluded in October 2021. On March 24, 2022, the Court denied our motions. On April 11, 2022, we filed an appeal of the Court’s denial to the United States Court of Appeals for the Eleventh Circuit. On June 22, 2022, we filed our opening brief in support of the appeal. Plaintiff filed its respondent’s brief on September 20, 2022, and we filed our reply brief on November 10, 2022. The appeal was orally argued on August 17, 2023, and on January 8, 2025, the Eleventh Circuit entered an order affirming the district court’s order. On January 29, 2025, we moved for rehearing by the panel and by the full court. On March 4, 2025, the Eleventh Circuit denied our motion for rehearing. On March 7, 2025, plaintiff refiled its complaint in the United States District Court for the Eastern District of Virginia. We intend to continue to vigorously defend this action.
Burkhart et al. v. Genworth Financial et al.
In September 2018, Genworth Financial, Genworth Holdings, Genworth North America Corporation, Genworth Financial International Holdings, LLC (“GFIH”) and Genworth Life Insurance Company (“GLIC”) were named as defendants in a putative class action lawsuit pending in the Court of Chancery of the State of Delaware captioned
Richard F. Burkhart, William E. Kelly, Richard S. Lavery, Thomas R. Pratt, Gerald Green, individually and on behalf of all other persons similarly situated v. Genworth et al
. Plaintiffs allege that GLIC paid dividends to its parent and engaged in certain reinsurance transactions causing it to maintain inadequate capital capable of meeting its obligations to GLIC policyholders and agents. The complaint alleges causes of action for intentional fraudulent transfer and constructive fraudulent transfer and seeks injunctive relief. We moved to dismiss this action in December 2018. On January 29, 2019, plaintiffs exercised their right to amend their complaint. On March 12, 2019, we moved to dismiss plaintiffs’ amended complaint. On April 26, 2019, plaintiffs filed a memorandum in opposition to our motion to dismiss, which we replied to on June 14, 2019. On August 7, 2019, plaintiffs filed a motion seeking to prevent proceeds that GFIH expected to receive from the then planned sale of its shares in Genworth MI Canada Inc. (“Genworth Canada”) from being transferred out of GFIH. On September 11, 2019, plaintiffs filed a renewed motion seeking the same relief as their August 7, 2019 motion with an exception that allowed GFIH to transfer $450 million of expected proceeds from the sale of Genworth Canada through a dividend to Genworth Holdings to allow the pay-off of a senior secured term loan facility dated March 7, 2018 among Genworth Holdings as the borrower, GFIH as the limited guarantor and the lending parties thereto. Oral arguments on our motion to dismiss and plaintiffs’ motion occurred on October 21, 2019, and plaintiffs’ motion was denied. On January 31, 2020, the Court granted in part our motion to dismiss, dismissing claims relating to $395 million in dividends GLIC paid to its parent from 2012 to 2014 (out of the $410 million in total dividends subject to plaintiffs’ claims). The Court denied the balance of the motion to dismiss leaving a claim relating to $15 million in dividends and unquantified claims relating to the 2016 termination of a reinsurance transaction. On March 27, 2020, we filed our answer to plaintiffs’ amended complaint. On May 26,

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2021, plaintiffs filed a second amended and supplemental class action complaint adding additional factual allegations and three new causes of action. On July 26, 2021, we moved to dismiss the three new causes of action and answered the balance of the second amended and supplemental class action complaint. Plaintiffs filed an opposition to our motion to dismiss on September 30, 2021. The Court heard oral arguments on the motion on December 7, 2021 and ordered each party to file supplemental submissions, which were filed on January 28, 2022. On May 10, 2022, the Court granted our motion to dismiss the three new causes of action. On January 27, 2022, plaintiffs filed a motion for a preliminary injunction seeking to enjoin GFIH from transferring any assets to any affiliate, including paying any dividends to Genworth Holdings and to enjoin Genworth Holdings and Genworth Financial from transferring or distributing any value to Genworth Financial’s shareholders. On June 2, 2022, plaintiffs withdrew their motion for a preliminary injunction. On January 12, 2024, plaintiffs moved for class certification. We filed our opposition papers on February 23, 2024. On March 25, 2025, we filed a motion for summary judgment dismissing the second amended complaint. We intend to continue to vigorously defend this action.
Trauernicht et al v. Genworth Financial
On August 1, 2022, a putative class action was filed in the United States District Court for the Eastern District of Virginia by two former Genworth employees against Genworth Financial, its Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Retirement and Savings Plan (“Savings Plan”). Plaintiffs purport to act on behalf of the Savings Plan and all similarly situated participants and beneficiaries of the Savings Plan. The complaint asserts that the defendants breached their fiduciary duties under ERISA by imprudently offering and inadequately monitoring a suite of BlackRock Target Date Funds as a retirement investment option for Genworth employees. Plaintiffs seek declaratory and injunctive relief, monetary damages and attorney’s fees. By stipulation entered September 6, 2022, the complaint was dismissed, without prejudice, against the Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Savings Plan. On October 17, 2022, we moved to dismiss the complaint against the sole remaining defendant, Genworth Financial. Plaintiffs filed opposition papers on November 10, 2022, and we filed our reply papers on November 16, 2022. By order dated January 20, 2023, the Court granted plaintiffs’ motion to serve an amended complaint, rendering our initial motion to dismiss moot. On January 20, 2023, plaintiffs filed an amended complaint, and on February 2, 2023, we filed a motion to dismiss the amended complaint. On March 16, 2023, the Court directed plaintiffs to file a second amended complaint and denied our motion to dismiss the amended complaint. Plaintiffs filed the second amended complaint on April 17, 2023. On May 15, 2023, we answered and moved to dismiss the second amended complaint. On September 13, 2023, the Court granted in part and denied in part our motion to dismiss the second amended complaint. Plaintiffs moved for class certification on October 16, 2023, and we filed opposition papers on December 4, 2023. Oral argument on plaintiffs’ class certification motion was heard on February 12, 2024. On February 20, 2024, we moved for summary judgment dismissing the claims, and plaintiffs filed opposition papers on March 5, 2024. Oral argument was conducted on our summary judgment motion on March 25, 2024. On August 15, 2024, the Court granted plaintiffs’ motion and certified the case as a class action. On August 29, 2024, the Court denied our motion for summary judgment. We filed a motion for leave to appeal from the trial court’s class certification order, and the United States Court of Appeals for the Fourth Circuit granted leave to appeal on September 13, 2024. On March 7, 2025, we filed our opening appellate brief in the Fourth Circuit, and plaintiffs filed their responding brief on April 7, 2025. The case is now stayed in trial court pending the determination of our appeal to the Fourth Circuit. We intend to continue to vigorously defend this action.
M/O Arbitration Between Blue Cross Blue Shield Nebraska and GLIC
On December 16, 2022, Blue Cross Blue Shield of Nebraska (“BCBSNE”) served an arbitration demand on GLIC in relation to BCBSNE’s stated intent to recapture a block of long-term care insurance policies for which

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Bailey v. Genworth Financial, Inc
. The actions relate to the data security events involving the MOVEit file transfer system, which PBI Research Services (“PBI”), a third-party vendor, uses in the performance of its services (“MOVEit Cybersecurity Incident”). Our life insurance subsidiaries use PBI to, among other things, satisfy applicable regulatory obligations to search various databases to identify the deaths of insured persons under life insurance policies, and to identify the deaths of long-term care insurance and annuity policies which can impact premium payment obligations and benefit eligibility. Plaintiffs seek to represent various classes and subclasses of Genworth long-term care insurance policyholders and agents whose data was accessed or potentially accessed by the MOVEit Cybersecurity Incident, alleging that Genworth breached its purported duty to safeguard their sensitive data from cybercriminals. The complaints assert claims for, inter alia, negligence, negligence per se, breach of contract, unjust enrichment, and violations of various consumer protection and privacy statutes, and they seek, inter alia, declaratory and injunctive relief, compensatory and punitive damages, restitution, attorneys’ fees and costs. On October 4, 2023, the Joint Panel on Multidistrict Litigation issued an order consolidating all actions relating to the MOVEit Cybersecurity Incident before a single federal judge in the United States District Court for the District of Massachusetts. All defendants, including the Genworth entities, filed a joint motion to dismiss the complaints on July 23, 2024. Oral argument on this motion occurred on October 9, 2024. On December 12, 2024, as relevant to Genworth, the court denied the motion. On February 4, 2025, several defendants, including the Genworth entities, filed a second motion to dismiss the complaints, and plaintiffs filed opposition papers on April 7, 2025. We intend to continue to vigorously defend these actions.
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
. The complaint asserts causes of action for breach of contract, violation of the California Insurance Code, unfair competition and bad faith, and it seeks, inter alia, declaratory

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and injunctive relief, compensatory damages, restitution, attorneys’ fees and costs. The action was removed to the United States District Court for the Eastern District of California on April 3, 2024. On May 8, 2024, we answered the complaint. On October 15, 2024, the court granted our motion to stay the action pending final determination of an appeal in a related case. On March 4, 2025, the court lifted the stay, and plaintiff filed an amended complaint on April 21, 2025. We intend to continue to vigorously defend this action.
Kaplan v. GLIC
On January 17, 2025, GLIC, Genworth Life Insurance Company of New York and various AARP entities were named as defendants in a putative class action lawsuit in the Superior Court of the District of Columbia captioned
Sharon R. Kaplan and Richard A. Kaplan on behalf of themselves and all others similarly situated v. Genworth Life Insurance Co. et al
. The complaint alleges that the Genworth and AARP defendants violated the District of Columbia Consumer Protection Procedures Act by affirmatively misrepresenting and failing to adequately disclose information regarding the pricing structure and likelihood of rate increases for the My Future My Plan 2 series of long-term care insurance policies. The complaint further alleges that the Genworth defendants breached the terms of the relevant insurance contracts by increasing premiums because of the policies’ inflation protection component and by acting unreasonably in violation of the covenant of good faith and fair dealing. The complaint seeks, among other things, monetary damages and civil penalties. We removed the action to the United States District Court for the District of Columbia on April 17, 2025. We intend to vigorously defend this action.
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
(b) Commitments and Guarantees
See note 6 for amounts we were committed to fund related to our investments as of March 31, 2025.
As previously disclosed, in connection with pending litigation between AXA S.A. (“AXA”) and Santander Cards UK Limited (“Santander”) related to the payment protection insurance (“PPI”) mis-selling losses, Genworth has certain rights to share in any recoveries by AXA to recoup payments it previously made to AXA for the underlying PPI mis-selling losses. Genworth is not a named party in the litigation with Santander, and, therefore, does not ultimately control the litigation. In order to better align the interests of AXA and Genworth in the litigation, in March 2025, Genworth agreed to provide AXA a guarantee for the recovery of certain of AXA’s PPI mis-selling losses not previously reimbursed by Genworth, regardless of the ultimate outcome of the litigation. The guarantee was provided through a stand-by letter of credit (“LC”) issued by a third-party financial institution for the benefit of AXA and a reimbursement agreement between Genworth and the third-party financial institution. Genworth could be required to pay an amount under the guarantee, through the reimbursement agreement, up to £80 million. Whether the LC is drawn upon will be subject to the amount of any settlement between AXA and Santander, or certain milestones in the court proceedings. We are currently awaiting the court’s judgment in the liability phase of the litigation. As of and for the three months ended March 31, 2025, no amounts have been recorded related to the guarantee.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(17) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total

Balances as of January 1, 2025	$(3,156)	$492	$1,023	$(5)	$4	$(1,642)
OCI before reclassifications	503	74	(319)	(1)	2	259
Amounts reclassified from OCI	3	(31)	—	—	—	(28)

Current period OCI	506	43	(319)	(1)	2	231
Balances as of March 31, 2025 before noncontrolling interests	(2,650)	535	704	(6)	6	(1,411)

Less: change in OCI attributable to noncontrolling interests	10	—	—	—	—	10

Balances as of March 31, 2025	$(2,660)	$535	$704	$(6)	$6	$(1,421)

(1)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total

Balances as of January 1, 2024	$(2,130)	$1,010	$(1,439)	$(8)	$12	$(2,555)
OCI before reclassifications	(503)	(125)	1,105	2	—	479
Amounts reclassified from OCI	17	(36)	—	—	—	(19)

Current period OCI	(486)	(161)	1,105	2	—	460
Balances as of March 31, 2024 before noncontrolling interests	(2,616)	849	(334)	(6)	12	(2,095)

Less: change in OCI attributable to noncontrolling interests	(1)	—	—	—	—	(1)

Balances as of March 31, 2024	$(2,615)	$849	$(334)	$(6)	$12	$(2,094)

(1)	See note 5 for additional information.
As of March 31, 2025 and 2024, the balances of the change in the discount rate used to measure future policy benefits were net of taxes of $(191) million and $91 million, respectively, and the balances of the change in instrument-specific credit risk of MRBs were net of taxes of $2 million for both periods. The foreign currency translation and other adjustments balance in the charts above included $34 million and $30 million, respectively, net of taxes of $(9) million and $(8) million, respectively, related to a net unrecognized postretirement benefit obligation as of March 31, 2025 and 2024. The balance also included taxes of $1 million related to foreign currency translation adjustments as of March 31, 2024.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows reclassifications from accumulated other comprehensive income (loss), net of taxes, for the periods presented:

			Affected line item in the condensed consolidated statements of income
	Three months ended March 31,
(Amounts in millions)	2025	2024
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments	$4	$22	Net investment (gains) losses
Income taxes	(1)	(5)	Provision for income taxes

Total	$3	$17

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(48)	$(53)	Net investment income
Interest rate swaps hedging assets	(1)	(4)	Net investment (gains) losses
Interest rate swaps hedging liabilities	—	1	Interest expense
Income taxes	18	20	Provision for income taxes

Total	$(31)	$(36)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and with our 2024 Annual Report on Form 10-K. Unless the context otherwise requires, references to “Genworth,” the “Company,” “we” or “our” herein are to Genworth Financial, Inc. on a consolidated basis. References to “Genworth Financial” refer solely to Genworth Financial, Inc., and not to any of its consolidated subsidiaries.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” “may” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to potential dividends or share repurchases; future return of capital by Enact Holdings, Inc. (“Enact Holdings”), including share repurchases, and quarterly and special dividends; the cumulative economic benefit of approved and future rate actions included in our long-term care insurance multi-year in-force rate action plan; planned investments in and our outlook for new lines of business or new insurance and other products and services, such as those we are pursuing with our CareScout business (“CareScout”), including through our CareScout services business (“CareScout Services”) and our CareScout insurance business (“CareScout Insurance”); the timing of any future insurance offering through CareScout Insurance; future financial performance, including the expectation that quarterly adverse variances between actual and expected experience could persist resulting in future remeasurement losses in our long-term care insurance business; any potential future recovery or payment amounts in connection with the AXA S.A. (“AXA”) and Santander Cards UK Limited (“Santander”) litigation; future financial condition and liquidity of our businesses; and statements we make regarding the outlook of the U.S. economy.

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

•

our failure to maintain the self-sustainability of our legacy U.S. life insurance subsidiaries, including as a result of the inability to achieve desired levels of in-force rate actions and/or the timing of future premium rate increases and associated benefit reductions taking longer to achieve than originally assumed; other regulatory actions negatively impacting our life insurance businesses;

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

•

adverse changes to the structure or requirements of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the U.S. mortgage insurance market; an increase in the number of loans insured through federal government mortgage insurance programs, including those offered by the Federal Housing Administration (“FHA”); the inability of Enact Holdings and/or its U.S. mortgage insurance subsidiaries to continue to meet the requirements mandated by the private mortgage insurer eligibility requirements (“PMIERs”) (or any adverse changes thereto), the inability to meet minimum statutory capital requirements of applicable regulators or the mortgage insurer eligibility requirements of Fannie Mae or Freddie Mac;

•

changes in economic, market and political conditions, labor shortages and fluctuating interest rates; unanticipated financial events, which could lead to market-wide liquidity problems and other significant market disruption resulting in losses, defaults or credit rating downgrades of other financial institutions; deterioration in economic conditions, a recession or a decline in home prices, all of which could be driven by many potential factors; changes in international trade policy, including the potential impact of new or increased tariffs, retaliatory policies or actions from other countries, and trade wars or other events that lead to political and economic instability; changes in government or monetary policies, including U.S. federal tax laws, tax rates or interest rates; changes within regulatory agencies as a result of the change in the U.S. Administration in January 2025; and fluctuations in international securities markets;

•

downgrades in financial strength and credit ratings and potential adverse impacts to liquidity; counterparty credit risks; defaults by counterparties to reinsurance arrangements or derivative instruments; defaults or other events impacting the value of invested assets;

•	changes in tax rates or tax laws, or changes in accounting and reporting standards;

•	litigation and regulatory investigations or other actions, including commercial and contractual disputes with counterparties;

•	the inability to retain, attract and motivate qualified employees or senior management;

•	changes in the composition of Enact Holdings’ business or undue concentration by customer or geographic region;

•	the impact from deficiencies in our disclosure controls and procedures or internal control over financial reporting;

•

the occurrence of natural or man-made disasters, including geopolitical tensions and war (including the Russian invasion of Ukraine, the Israel-Hamas conflict and economic competition between the United States and China), a public health emergency, including pandemics, or climate change;

•

the inability to effectively manage information technology systems (including artificial intelligence), cyber incidents or other failures, disruptions or security breaches of us or our third-party vendors, as well as unknown risks and uncertainties associated with artificial intelligence;

•	the inability of third-party vendors to meet their obligations to us;

•	the lack of availability, affordability or adequacy of reinsurance to protect us against losses;

•	a decrease in the volume of high loan-to-value home mortgage originations or an increase in the volume of mortgage insurance cancellations;

•	unanticipated claims against Enact Holdings’ delegated underwriting and loss mitigation programs;

•	the impact of medical advances such as genetic research and diagnostic imaging, emerging new technology, including artificial intelligence and related legislation; and

•	other factors described in the risk factors contained in Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 28, 2025.

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

Strategic Update

Creating shareholder value

We continue to create shareholder value through Enact’s growing market value and capital returns. Enact Holdings provided $76 million of capital returns to Genworth Holdings in the first quarter of 2025. We believe capital returns from Enact will continue to benefit our shareholders by funding our strategic initiatives, including new CareScout products and services, as well as share repurchases and opportunistic debt reduction. Since the initial authorization of Genworth Financial’s share repurchase program in May 2022 and through April 30, 2025, we have repurchased $600 million worth of shares of Genworth Financial’s common stock. For additional information on our share repurchase program, see “—Liquidity and Capital Resources.”

Legacy businesses

We continue to make progress on our strategic priority to maintain self-sustaining, customer-centric legacy U.S. life insurance subsidiaries, including our long-term care insurance, life insurance and annuity businesses. Our long-term care insurance multi-year in-force rate action plan continues to be our most effective tool in supporting this strategic priority. We achieved an estimated cumulative economic benefit of approximately $31.3 billion, on a net present value basis, of approved rate actions since 2012 through the first quarter of 2025. As we manage our legacy U.S. life insurance subsidiaries on a standalone basis, these entities will continue to rely on their statutory capital, significant reserves, prudent management of the in-force blocks and long-term care insurance in-force rate actions to satisfy policyholder obligations. For additional information regarding our in-force rate actions, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment—Long-Term Care Insurance segment.”

CareScout growth initiatives

We plan to drive future growth through CareScout with innovative, consumer-focused aging care services and funding solutions.

CareScout Services made strong progress during the first quarter of 2025, increasing its network of long-term care providers (“CareScout Quality Network”) to 543 high-quality home care providers nationwide, an increase of 10% from December 31, 2024. Additionally, during the first quarter of 2025, we had 576 matches, or CareScout members who received services from a provider in the CareScout network, an increase of 34% compared to matches made in the fourth quarter of 2024. Substantially all of the providers in the CareScout Quality Network have agreed to hourly rates below the median cost of care in their respective zip codes (as determined by Genworth and CareScout’s Cost of Care Survey in effect when the providers were added). In addition to the benefits to consumers, the discounts available through the network are expected to potentially further mitigate risk in our legacy long-term care insurance block by reducing claims costs, aligning the interests of long-term care providers, CareScout Services and CareScout members. Throughout the remainder of 2025, we plan to add assisted living communities in large metropolitan areas while continuing to grow our home care provider network and invest in scaling our technology-enabled platform along with marketing and brand awareness. We are also executing on our plan to expand network access to other long-term care insurance carriers with closed blocks of business and have begun pilot programs with two long-term care insurers. We plan to invest approximately $45 million to $50 million in CareScout Services for the full year 2025 as we continue to build out the offering.

We also continue to work towards rolling out innovative solutions to meet the growing demand for aging care funding through CareScout Insurance. In April 2025, our individual long-term care insurance product, CareScout Care Assurance, was approved by the Interstate Insurance Product Regulation Commission (“Compact”), which extended to 23 individual jurisdictions. We are in the process of filing for additional state licenses and plan to launch the product later this year. This product has been developed with meaningful, but limited coverage and conservative assumptions designed to reduce the need for future premium increases. CareScout Care Assurance will also include access to the CareScout Quality Network, which provides significant discounts on care costs to help policyholders optimize their claim dollars. We plan to contribute $75 million of capital to our CareScout Insurance subsidiary for the full year 2025 to meet regulatory capital requirements. We have partnered with a highly rated reinsurer to help effectively manage risk and capital for this initial product.

While it will take time to scale these businesses, we believe our investments in CareScout Services and CareScout Insurance will drive sustainable future growth for Genworth and are aligned with our overarching priority to maximize long-term value for our shareholders. We will continue to strive to maintain a disciplined approach in our capital allocation strategy, balancing investments in CareScout growth initiatives with returning value to shareholders and opportunistically retiring debt.

Financial Strength and Credit Ratings

On January 17, 2025, Fitch Ratings, Inc. upgraded the financial strength rating of Enact Mortgage Insurance Corporation (“EMICO”) to “A” from “A-” with an outlook of stable.

There were no other changes in the financial strength ratings of our principal insurance subsidiaries or the credit ratings of Genworth Financial and Genworth Holdings subsequent to February 28, 2025, the date we filed our 2024 Annual Report on Form 10-K. For additional information regarding the financial strength ratings of Genworth Financial’s insurance subsidiaries and the credit ratings of Genworth Financial and Genworth Holdings, including their importance to our business, see “Item 1—Business—Ratings” in our 2024 Annual Report on Form 10-K.

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

The effective tax rates disclosed herein are calculated using whole numbers. As a result, the percentages shown may differ from an effective tax rate calculated using rounded numbers. The annually-determined tax rates and adjustments to each segment’s provision for income taxes are estimates which are subject to review and could change from year to year. For a discussion of the effective tax rates used to record the provision for income taxes for our three reportable segments and Corporate and Other, see note 14 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”

•

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents third party ownership interests in income of Enact Holdings, a consolidated subsidiary of Genworth Financial.

Consolidated Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$862	$875	$(13)	(1)%
Net investment income	739	782	(43)	(5)%
Net investment gains (losses)	27	49	(22)	(45)%
Policy fees and other income	158	158	—	—%

Total revenues	1,786	1,864	(78)	(4)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,217	1,203	14	1%
Liability remeasurement (gains) losses	4	(8)	12	150%
Changes in fair value of market risk benefits and associated hedges	18	(23)	41	178%
Interest credited	99	125	(26)	(21)%
Acquisition and operating expenses, net of deferrals	236	236	—	—%
Amortization of deferred acquisition costs and intangibles	60	65	(5)	(8)%
Interest expense	26	30	(4)	(13)%

Total benefits and expenses	1,660	1,628	32	2%

Income from continuing operations before income taxes	126	236	(110)	(47)%
Provision for income taxes	36	66	(30)	(45)%

Income from continuing operations	90	170	(80)	(47)%
Loss from discontinued operations, net of taxes	(5)	(1)	(4)	NM (1)

Net income	85	169	(84)	(50)%
Less: net income attributable to noncontrolling interests	31	30	1	3%

Net income available to Genworth Financial, Inc.’s common stockholders	$54	$139	$(85)	(61)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

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

The following table presents a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2025	2024
Net income available to Genworth Financial, Inc.’s common stockholders	$54	$139
Add: net income attributable to noncontrolling interests	31	30

Net income	85	169
Less: loss from discontinued operations, net of taxes	(5)	(1)

Income from continuing operations	90	170
Less: net income from continuing operations attributable to noncontrolling interests	31	30

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	59	140
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net(1)	(28)	(50)
Changes in fair value of market risk benefits attributable to changes in interest rates, equity markets and associated hedges(2)	19	(26)
(Gains) losses on early extinguishment of debt	—	(1)
Expenses related to restructuring	(1)	7
Taxes on adjustments	2	15

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$51	$85

(1)	Net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $1 million in each period.
(2)

Changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $1 million and $(3) million for the three months ended March 31, 2025 and 2024, respectively.

Earnings per share

The following table provides basic and diluted earnings per common share for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2025	2024	2025 vs. 2024
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.14	$0.32	$(0.18)	(56)%

Diluted	$0.14	$0.31	$(0.17)	(55)%

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.13	$0.31	$(0.18)	(58)%

Diluted	$0.13	$0.31	$(0.18)	(58)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.12	$0.19	$(0.07)	(37)%

Diluted	$0.12	$0.19	$(0.07)	(37)%

Weighted-average common shares outstanding:
Basic	418.3	443.0

Diluted	422.9	450.3

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including performance stock units, restricted stock units and other equity-based awards.

The following table presents a summary of adjusted operating income (loss) for our segments and Corporate and Other for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$137	$135	$2	1%
Long-Term Care Insurance segment	(30)	3	(33)	NM (1)
Life and Annuities segment:
Life insurance	(44)	(33)	(11)	(33)%
Fixed annuities	4	11	(7)	(64)%
Variable annuities	7	7	—	—%

Life and Annuities segment	(33)	(15)	(18)	(120)%

Corporate and Other	(23)	(38)	15	39%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$51	$85	$(34)	(40)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

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

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

•	Net income for the three months ended March 31, 2025 and 2024 was $54 million and $139 million, respectively, and adjusted operating income was $51 million and $85 million, respectively.

•	Enact segment

•	Adjusted operating income increased primarily attributable to higher net investment income and premiums, partially offset by a lower reserve release in the current year.

•	Long-Term Care Insurance segment

•

The change to an adjusted operating loss in the current year from adjusted operating income in the prior year was primarily driven by lower limited partnership income and lower renewal premiums in the current year.

•	Life and Annuities segment

•	Life insurance:

•	The adjusted operating loss increased largely due to more unfavorable mortality in the current year.

•	Fixed annuities:

•	Adjusted operating income decreased primarily from lower net spread income in the current year largely related to block runoff.

•	Corporate and Other

•	The adjusted operating loss decreased primarily from timing of certain tax-related items in the prior year that did not recur.

Significant Developments and Strategic Highlights

Enact segment

•

Mortgage insurance portfolio. Enact’s primary persistency rate remained elevated at 84% in the first quarter of 2025. New insurance written decreased 7% in the first quarter of 2025 compared to the first quarter of 2024 primarily driven by Enact’s lower estimated market share.

•

Loss performance. Enact recorded a pre-tax reserve release of $47 million during the first quarter of 2025 primarily driven by favorable cure performance compared to a pre-tax reserve release of $54 million in the first quarter of 2024.

•	PMIERs compliance. Enact’s PMIERs sufficiency ratio was 165% or $1,966 million above the PMIERs requirements as of March 31, 2025.

•	Capital returns. On April 30, 2025, Enact Holdings announced an increase to its next quarterly dividend from $0.185 to $0.21 per share and a new share repurchase authorization of $350 million.

Long-Term Care Insurance segment

•

In-force rate actions. We estimate that the cumulative economic benefit of approved rate actions in our long-term care insurance multi-year in-force rate action plan since 2012 through the first quarter of 2025 was approximately $31.3 billion, on a net present value basis.

Capital of U.S. life insurance subsidiaries

•

Risk-based capital ratio. As of March 31, 2025, the consolidated risk-based capital ratio on a company action level basis of our U.S. domiciled life insurance subsidiaries was approximately 304%, down slightly from 306% as of December 31, 2024. The decrease was primarily attributable to higher required capital as our limited partnership portfolio grows.

Capital and liquidity

•

Holding company liquidity. Genworth Holdings had $211 million of unrestricted cash and cash equivalents as of March 31, 2025, which included approximately $98 million of advance cash payments from our subsidiaries held for future obligations. Genworth Holdings received $76 million of capital returns from Enact Holdings during the first quarter of 2025.

•	Share repurchases. Genworth Financial executed $45 million of share repurchases, before excise taxes and other associated costs, during the first quarter of 2025.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Enact segment

Trends and conditions

Results of our Enact segment are affected primarily by the following factors: competitor actions; unemployment or underemployment levels; other economic and housing market trends, including interest rates, home prices, the number of first-time homebuyers, and mortgage origination volume mix and practices; the size of the overall private mortgage insurance market and the effect of regulatory actions thereon; the levels and aging of mortgage delinquencies; the effect of seasonal variations; the inventory of unsold homes; loan modification and other servicing efforts; and litigation, among other items. References to “Enact” included in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Enact segment” are, unless the context otherwise requires, to our Enact segment.

Macroeconomic environment

While inflation remained elevated in the first quarter of 2025, household balance sheets were supported by low unemployment rates and continued earnings growth. The U.S. economy faces significant volatility and uncertainty, largely related to changing economic policies, including new and rising tariffs. The ancillary effects of these tariffs and other economic policies on the domestic and global economies could materially impact the U.S. housing market and Enact’s business. Mortgage origination activity remained slow in the first quarter of 2025 in response to elevated mortgage rates and sustained low housing supply. Over the past few years, housing affordability has deteriorated as elevated mortgage rates and home price appreciation outpaced median family income, according to the National Association of Realtors Housing Affordability Index. National home prices continued to rise into the first quarter of 2025, according to the Federal Housing Finance Agency (“FHFA”) Monthly Purchase-Only House Price Index (seasonally adjusted).

The unemployment rate was 4.2% in March 2025, relatively consistent with December 2024. As of March 31, 2025, the number of unemployed Americans was approximately 7.1 million, and the number of long-term unemployed over 26 weeks was approximately 1.5 million.

Regulatory developments

Private mortgage insurance market penetration and overall market size are affected in part by actions that impact housing or housing finance policy taken by the government-sponsored enterprises (“GSEs”) and the U.S. government, including but not limited to, the FHA and the FHFA. In the past, these actions have included announced changes, or potential changes, to underwriting standards, including changes to the GSEs’ automated underwriting systems, FHA pricing, GSE guaranty fees, loan limits and alternative products.

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

Mortgage insurance portfolio

New insurance written of $9.8 billion in the first quarter of 2025 decreased 7% compared to the first quarter of 2024 primarily driven by Enact’s lower estimated market share. Enact’s primary persistency rate was 84% and 85% during the first quarters of 2025 and 2024, respectively. The persistency rate remains higher than historical levels driven by a large percentage of Enact’s in-force policies with interest rates below current mortgage rates.

Net earned premiums increased in the first quarter of 2025 compared to the first quarter of 2024 primarily driven by higher assumed premiums and insurance in-force growth, partially offset by higher ceded premiums.

Loss experience

Enact’s loss ratio for the three months ended March 31, 2025 and 2024 was 12% and 8%, respectively. Both periods were impacted by favorable reserve development. Enact released reserves of $47 million during the first quarter of 2025 primarily driven by favorable cure performance on delinquencies from early 2024 and prior. This compares to a reserve release of $54 million in the first quarter of 2024 on delinquencies from early 2023 and prior.

New primary delinquencies in the first quarter of 2025 increased compared to the first quarter of 2024 primarily due to the aging of large, newer books of business. New primary delinquencies of 12,237 contributed $75 million of loss expense in the first quarter of 2025, while Enact incurred $74 million of losses from 11,395 new primary delinquencies in the first quarter of 2024. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions.

The severity of loss on loans that go to claim may be negatively impacted by extended forbearance and foreclosure timelines, the associated elevated expenses and the higher loan amount of recent new delinquencies. These negative influences on loss severity could be mitigated in part by embedded home price appreciation. The majority of Enact’s mortgage insurance policies limit the number of months of unpaid interest and associated expenses that are included in the mortgage insurance claim amount to a maximum of 36 months.

Capital requirements

As of March 31, 2025, EMICO’s estimated risk-to-capital ratio under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was 10.5:1, compared with risk-to-capital ratios of 10.5:1 and 11.2:1 as of December 31, 2024 and March 31, 2024, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.

Under PMIERs, Enact is subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. As of March 31, 2025, Enact had estimated available assets of $4,999 million against $3,033 million net required assets under PMIERs compared to available assets of $5,095 million against $3,043 million net required assets as of December 31, 2024. The sufficiency ratio as of March 31, 2025 was 165% or $1,966 million above the PMIERs requirements, compared to 167% or $2,052 million above the PMIERs requirements as of December 31, 2024.

Enact’s PMIERs required assets benefited from a reinsurance credit of $1,880 million and $1,885 million as of March 31, 2025 and December 31, 2024, respectively, related to third-party reinsurance transactions. Enact’s PMIERs required assets as of December 31, 2024 also benefited from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans as defined under PMIERs. The application of the 0.30 multiplier to all eligible delinquencies provided $28 million of benefit to Enact’s December 31, 2024 PMIERs required assets. Use of the multiplier was discontinued effective March 31, 2025.

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

Recent transactions

On January 27, 2025, Enact executed two excess of loss reinsurance transactions that provide approximately $225 million and $260 million of reinsurance coverage on a portion of expected new insurance written for the 2025 and 2026 book years, respectively.

Capital returns

In March 2025, EMICO paid a dividend to Enact Holdings that supports Enact Holdings’ ability to return capital to shareholders. On May 1, 2024, Enact Holdings announced approval by its board of directors of a share repurchase program under which Enact Holdings may repurchase up to $250 million of its common stock. On April 30, 2025, Enact Holdings announced the authorization of a new share repurchase program that allows for the repurchase of an additional $350 million of its common stock. Genworth Holdings entered into an agreement with Enact Holdings to participate in the share repurchase program in order to maintain its current ownership interest in Enact Holdings. In addition to its share repurchase program, Enact Holdings pays a quarterly dividend. On April 30, 2025, Enact Holdings announced an increase to its next quarterly dividend from $0.185 to $0.21 per share, payable in June 2025. Future dividend payments are subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial. As the majority shareholder, Genworth Holdings received $76 million of capital returns from Enact Holdings during the first quarter of 2025, comprised of $53 million of share repurchases and $23 million of quarterly dividends.

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

Segment results of operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$245	$241	$4	2%
Net investment income	63	57	6	11%
Net investment gains (losses)	(3)	(6)	3	50%
Policy fees and other income	2	—	2	NM (1)

Total revenues	307	292	15	5%

Benefits and expenses:
Benefits and other changes in policy reserves	31	20	11	55%
Acquisition and operating expenses, net of deferrals	50	51	(1)	(2)%
Amortization of deferred acquisition costs and intangibles	2	2	—	—%
Interest expense	12	13	(1)	(8)%

Total benefits and expenses	95	86	9	10%

Income from continuing operations before income taxes	212	206	6	3%
Provision for income taxes	46	45	1	2%

Income from continuing operations	166	161	5	3%
Less: net income attributable to noncontrolling interests	31	30	1	3%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	135	131	4	3%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net(2)	2	5	(3)	(60)%
Expenses related to restructuring	1	—	1	NM (1)
Taxes on adjustments	(1)	(1)	—	—%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$137	$135	$2	1%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	Net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $1 million for both the three months ended March 31, 2025 and 2024.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income increased primarily attributable to higher net investment income and premiums, partially offset by a lower reserve release in the current year.

Revenues

Premiums increased mainly driven by higher assumed premiums and insurance in-force growth, partially offset by higher ceded premiums in the current year.

Net investment income increased primarily from higher investment yields and higher average invested assets in the current year.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Benefits and other changes in policy reserves increased primarily driven by a lower reserve release in the current year. Enact released reserves of $47 million during the first quarter of 2025 primarily related to favorable cure performance on delinquencies from early 2024 and prior. During the first quarter of 2024, Enact recorded a reserve release of $54 million primarily related to delinquencies from early 2023 and prior as uncertainty in the economic environment had not negatively impacted cure performance to the extent initially expected.

Provision for income taxes. The effective tax rate was 21.6% and 21.8% for the three months ended March 31, 2025 and 2024, respectively, consistent with the U.S. corporate federal income tax rate.

Enact selected operating performance measures

Management regularly monitors and reports insurance in-force and risk in-force for our Enact segment. Insurance in-force is a measure of the aggregate unpaid principal balance as of the respective reporting date for loans insured by our U.S. mortgage insurance subsidiaries. Risk in-force is based on the coverage percentage applied to the estimated current outstanding loan balance. These metrics are presented on a direct basis and exclude reinsurance. We consider insurance in-force and risk in-force to be measures of Enact’s operating performance because they represent measures of the size of its business at a specific date which will generate revenues and profits in a future period, rather than measures of its revenues or profitability during that period.

Management also regularly monitors and reports new insurance written for our Enact segment as a measure of volume of new business generated in a period. We consider new insurance written to be a measure of Enact’s operating performance because it represents a measure of new sales of mortgage insurance policies during a specified period, rather than a measure of revenues or profitability during that period.

Substantially all of Enact’s policies are primary mortgage insurance, which provides protection on individual loans at specified coverage percentages. Primary mortgage insurance is placed on individual loans at the time of origination and is typically delivered to Enact on a loan-by-loan basis. Primary mortgage insurance can also be delivered to Enact on an aggregated basis, whereby each mortgage in a given loan portfolio is insured in a single transaction after the point of origination. Enact also selectively enters into insurance transactions with lenders and investors, under which it insures a portfolio of loans at or after origination (“pool mortgage insurance”).

The following table sets forth selected operating performance measures regarding Enact as of and for the dates indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Primary insurance in-force	$268,366	$263,645	$4,721	2%
Risk in-force:
Primary	$69,937	$67,950	$1,987	3%
Pool	55	67	(12)	(18)%

Total risk in-force	$69,992	$68,017	$1,975	3%

New insurance written	$9,818	$10,526	$(708)	(7)%

Primary insurance in-force and risk in-force

Primary insurance in-force increased mainly from new insurance written and elevated persistency, partially offset by lapses and cancellations. The primary persistency rate was 84% and 85% for the three months ended March 31, 2025 and 2024, respectively. Total risk in-force increased largely from higher primary insurance in-force.

New insurance written

New insurance written decreased primarily driven by Enact’s lower estimated market share in the current year.

Loss and expense ratios

Management regularly monitors and reports a loss ratio and an expense ratio for our Enact segment. We consider the loss ratio, which is the ratio of benefits and other changes in policy reserves to net earned premiums, to be a measure of underwriting performance. The expense ratio is the ratio of general expenses to net earned premiums. Enact’s general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles. We believe these ratios help to enhance the understanding of Enact’s operating performance.

The following table sets forth the loss and expense ratios for Enact for the dates indicated:

	Three months ended March 31,		Increase (decrease)
	2025	2024	2025 vs. 2024
Loss ratio	12%	8%	4%
Expense ratio	21%	22%	(1)%

The loss ratio increased largely from a lower reserve release in the current year as discussed above.

The expense ratio decreased slightly primarily driven by higher premiums in the current year.

Mortgage insurance loan portfolio

The following table sets forth selected financial information regarding Enact’s loan portfolio as of March 31:

(Amounts in millions)	2025	2024
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$51,280	$46,259
90.01% to 95.00%	112,086	109,566
85.01% to 90.00%	79,332	78,214
85.00% and below	25,668	29,606

Total	$268,366	$263,645

Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$14,682	$13,250
90.01% to 95.00%	32,597	31,881
85.01% to 90.00%	19,583	19,265
85.00% and below	3,075	3,554

Total	$69,937	$67,950

Primary insurance in-force by FICO(1) score at origination:
Over 760	$115,914	$111,589
740-759	43,924	43,155
720-739	37,643	37,068
700-719	29,629	29,679
680-699	21,082	21,628
660-679(2)	11,126	11,316
640-659	6,068	6,109
620-639	2,419	2,488
<620	561	613

Total	$268,366	$263,645

Primary risk in-force by FICO score at origination:
Over 760	$30,093	$28,703
740-759	11,493	11,167
720-739	9,939	9,669
700-719	7,711	7,629
680-699	5,464	5,524
660-679(2)	2,901	2,908
640-659	1,574	1,562
620-639	619	632
<620	143	156

Total	$69,937	$67,950

(1)	Fair Isaac Company.
(2)	Loans with unknown FICO scores are included in the 660-679 category.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for Enact’s loan portfolio as of the dates indicated:

	March 31, 2025	December 31, 2024	March 31, 2024
Primary insurance:
Insured loans in-force	955,210	962,849	969,866
Delinquent loans	22,349	23,566	19,492
Percentage of delinquent loans (delinquency rate)	2.34%	2.45%	2.01%

The delinquency rate decreased compared to December 31, 2024 primarily from a decrease in total delinquencies mostly driven by cures and paid claims outpacing new delinquencies, but increased compared to March 31, 2024 largely due to new delinquencies exceeding cures and paid claims.

The following tables set forth primary delinquencies, direct primary case reserves and risk in-force by aged missed payment status in Enact’s loan portfolio as of the dates indicated:

	March 31, 2025
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,646	$102	$714	14%
4 - 11 payments	8,420	210	618	34%
12 payments or more	3,283	177	225	79%

Total	22,349	$489	$1,557	31%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, incurred but not reported (“IBNR”) and reinsurance reserves.

	December 31, 2024
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	12,712	$108	$849	13%
4 - 11 payments	7,701	191	545	35%
12 payments or more	3,153	173	213	81%

Total	23,566	$472	$1,607	29%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

Reserves as a percentage of risk in-force as of March 31, 2025 increased slightly compared to December 31, 2024 as a result of fewer new delinquencies that have a lower expected claim rate.

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

	% of primary risk in-force as of March 31, 2025	% of direct primary case reserves as of March 31, 2025 (1)	Delinquency rate as of
			March 31, 2025	December 31, 2024	March 31, 2024
By State:
California	12%	12%	2.56%	2.53%	2.15%
Texas	9%	9%	2.49%	2.64%	2.08%
Florida (2)	8%	12%	3.28%	3.67%	2.29%
New York (2)	5%	10%	3.09%	3.30%	2.93%
Illinois (2)	4%	6%	2.90%	2.96%	2.57%
Arizona	4%	3%	2.26%	2.35%	1.88%
Michigan	4%	3%	1.97%	2.14%	1.78%
Georgia	3%	4%	2.89%	3.02%	2.32%
North Carolina	3%	2%	1.90%	2.14%	1.46%
Pennsylvania	3%	3%	2.15%	2.17%	2.11%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
(2)	Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

	% of primary risk in-force as of March 31, 2025	% of direct primary case reserves as of March 31, 2025 (1)	Delinquency rate as of
			March 31, 2025	December 31, 2024	March 31, 2024
By MSA or MD:
Phoenix, AZ MSA	3%	3%	2.36%	2.41%	1.93%
Chicago-Naperville, IL MD	3%	4%	3.21%	3.29%	2.91%
Atlanta, GA MSA	3%	3%	3.13%	3.02%	2.49%
New York, NY MD	2%	6%	3.56%	3.53%	3.37%
Houston, TX MSA	2%	3%	3.15%	3.58%	2.48%
Dallas, TX MD	2%	2%	2.18%	2.38%	1.79%
Washington-Arlington, DC MD	2%	2%	2.06%	2.03%	1.93%
Riverside-San Bernardino, CA MSA	2%	3%	3.36%	3.25%	2.78%
Los Angeles-Long Beach, CA MD	2%	3%	3.17%	2.65%	2.32%
Denver-Aurora-Lakewood, CO MSA	2%	1%	1.53%	1.38%	1.27%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

The following table sets forth the dispersion of Enact’s direct primary case reserves, primary insurance in-force and risk in-force by year of policy origination, and delinquency rate as of March 31, 2025:

(Amounts in millions)	% of direct primary case reserves (1)	Primary insurance in-force	% of total	Primary risk in-force	% of total	Delinquency rate
Policy Year
2008 and prior	10%	$4,706	2%	$1,217	2%	7.91%
2009 to 2017	9	8,143	3	2,119	3	4.61%
2018	4	4,584	2	1,181	2	4.57%
2019	7	10,966	4	2,867	4	3.13%
2020	13	33,268	12	9,119	13	2.08%
2021	21	54,493	20	14,427	21	2.17%
2022	21	51,444	19	13,102	19	2.43%
2023	12	43,938	16	11,403	16	1.84%
2024	3	47,107	18	12,070	17	0.67%
2025	—	9,717	4	2,432	3	0.02%

Total portfolio	100%	$268,366	100%	$69,937	100%	2.34%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

Loss reserves in policy years 2008 and prior are outsized compared to their representation of risk in-force. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses Enact will experience on these policy years, they have become a smaller percentage of its total mortgage insurance portfolio. The concentration of loss reserves has shifted to newer book years in line with changes in risk in-force. As of March 31, 2025, Enact’s 2018 and newer policy years represented approximately 95% of its primary risk in-force and 81% of its total direct primary case reserves.

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

Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments as our actual claims experience will emerge over many years, or decades. For example, average claim reserves for new claims have trended higher over time as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts and higher inflation factors going on claim. Although new claim counts on certain of our oldest long-term care insurance blocks of business have reached their peak claim years and will decrease as the blocks run off, we expect overall claims costs to continue to increase as the approximately 605,000 insured individuals in our two largest blocks, Choice I and Choice II, with average attained ages of 77 and 75, respectively, reach their peak claim years, which are over age 85.

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

The impacts of assumption updates and actual variances from expected experience will continue to drive volatility in our long-term care insurance results, particularly for our unprofitable capped cohorts. Our profitable uncapped cohorts have to date had a more modest earnings impact related to assumption updates and actual variances from expected experience, as a portion of the impact is reflected in current period results with the remaining majority of the impact recognized over the life of the cohort. However, we may see increased volatility as the uncapped cohorts continue to age, with more of the impact related to assumption updates and actual variances from expected experience recognized immediately in net income. It is important to note that quarterly variations resulting from assumption updates and actual variances from expected experience are typically expected to be relatively small compared to the overall size of our liability for future policy benefits of $43.1 billion, at the locked-in discount rate, for our long-term care insurance business as of March 31, 2025.

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

In-force rate actions and legal settlements

Given the ongoing challenges in our long-term care insurance business, we continue to pursue initiatives to improve the risk and profitability profile of our business, including premium rate increases and associated benefit reductions on our in-force policies. Executing on our multi-year long-term care insurance in-force rate action plan with premium rate increases and associated benefit reductions on our legacy long-term care insurance policies is critical to the business. Although we anticipate approvals in 2025 to be lower than previous years due to past successes in achieving approvals, this does not impact our overall strategy for rate actions. In some cases, we received large approvals that either materially completed the current multi-year rate action plan or resulted in multi-year implementations. For an update on in-force rate actions, refer to the selected operating performance measures below.

In addition, we previously reached three legal settlements regarding alleged disclosure deficiencies in premium increases for long-term care insurance policies. These legal settlements covered approximately 70% of our long-term care insurance block and accelerated benefit reductions. The legal settlements resulted in an overall net favorable economic impact to our long-term care insurance business as they reduced tail risk on these long-duration liabilities.

While we expect renewal premiums to decline over time as the block runs off, benefit reductions elected by policyholders in connection with our in-force rate actions and legal settlements have accelerated that decline. However, we expect this decline to be partially offset by future approved rate actions.

Segment results of operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table sets forth the results of operations relating to our Long-Term Care Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$571	$578	$(7)	(1)%
Net investment income	451	464	(13)	(3)%
Net investment gains (losses)	29	63	(34)	(54)%

Total revenues	1,051	1,105	(54)	(5)%

Benefits and expenses:
Benefits and other changes in policy reserves	944	936	8	1%
Liability remeasurement (gains) losses	(18)	(16)	(2)	(13)%
Acquisition and operating expenses, net of deferrals	109	102	7	7%
Amortization of deferred acquisition costs and intangibles	17	17	—	—%

Total benefits and expenses	1,052	1,039	13	1%

Income (loss) from continuing operations before income taxes	(1)	66	(67)	(102)%
Provision for income taxes	6	14	(8)	(57)%

Income (loss) from continuing operations	(7)	52	(59)	(113)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	(29)	(63)	34	54%
Expenses related to restructuring	—	1	(1)	(100)%
Taxes on adjustments	6	13	(7)	(54)%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(30)	$3	$(33)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

The change to an adjusted operating loss in the current year from adjusted operating income in the prior year was primarily driven by lower limited partnership income and lower renewal premiums in the current year.

Revenues

Premiums decreased primarily driven by lower renewal premiums in the current year from prior benefit reduction elections made by policyholders in connection with our in-force rate actions and prior legal settlements and from policy terminations. The decrease was partially offset by $25 million of higher premiums in the current year from newly implemented in-force rate actions.

Net investment income decreased largely due to $12 million of lower income from limited partnerships in the current year.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Benefits and other changes in policy reserves increased primarily due to aging of the in-force block, including higher interest accretion in the current year.

The liability remeasurement gain in both years was largely due to favorable actual variances from expected experience primarily driven by higher terminations reflecting seasonally high mortality.

Acquisition and operating expenses, net of deferrals, increased principally from $4 million of net insurance recoveries in the prior year that did not recur related to previously incurred legal settlement expenses.

Provision for income taxes. The tax provision in the current year was primarily attributable to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income. The tax provision in the prior year was related to pre-tax income.

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

The following table sets forth the pre-tax components of the liability remeasurement (gains) losses, net of reinsurance, for the periods indicated:

	Three months ended March 31,		(Increase) decrease and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Cash flow assumption updates	$(1)	$(2)	$1	50%
Actual variances from expected experience	(17)	(14)	(3)	(21)%

Total liability remeasurement (gains) losses	$(18)	$(16)	$(2)	(13)%

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

The following table sets forth filing approvals as part of our multi-year in-force rate action plan for the periods indicated:

	Three months ended March 31,
(Dollar amounts in millions)	2025	2024
State filings approved	19	23
Impacted in-force premiums	$85	$166
Weighted-average percentage rate increase approved	28%	25%
Gross incremental premiums approved	$24	$41

During the three months ended March 31, 2025, we also submitted nine new filings on approximately $13 million in annualized in-force premiums. We estimate that the cumulative economic benefit of approved rate actions since 2012 through the first quarter of 2025 was approximately $31.3 billion, on a net present value basis.

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

We continue to work closely with the National Association of Insurance Commissioners and state regulators to demonstrate the broad-based need for actuarially justified rate increases in order to pay future claims. Because obtaining actuarially justified rate increases and associated benefit reductions is important to our ability to pay future claims, we will consider litigation against states that decline to approve those actuarially justified rate increases. As of March 31, 2025, we were in litigation with two states that have refused to approve actuarially justified rate increases for certain products.

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

Results of our life insurance and annuity products are also impacted by interest rates. For a discussion of the potential impacts and risks associated with changes in interest rates, see “Item 1A—Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability” in our 2024 Annual Report on Form 10-K.

We no longer solicit sales of traditional life insurance and annuity products; however, we continue to service our existing retained and reinsured blocks of business.

Life insurance

Results of our life insurance products are impacted primarily by mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors.

Mortality levels may deviate each period from historical trends. Overall mortality experience in the first quarter of 2025 was unfavorable compared to the fourth and first quarters of 2024. In the first quarter, we typically experience unfavorable mortality; however, mortality was more unfavorable this year driven by our term universal life insurance products. We have experienced unfavorable mortality compared to our then-current and priced-for assumptions in recent years for our universal life insurance block. Reinsurance costs typically increase due to natural aging of the yearly renewable term reinsured blocks. In prior periods, we have received some yearly renewable term reinsurance premium increases from some of our reinsurance partners that reflect unfavorable mortality.

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

Equity market volatility and interest rate movements have caused, and may continue to cause, fluctuations in the results of our variable annuity products and regulatory capital requirements. Interest rate and equity market performance was unfavorable in the first quarter of 2025 compared to the fourth and first quarters of 2024. In the future, equity market and interest rate performance and volatility could result in additional gains or losses in these products, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table sets forth the results of operations relating to our Life and Annuities segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$44	$53	$(9)	(17)%
Net investment income	220	254	(34)	(13)%
Net investment gains (losses)	1	(4)	5	125%
Policy fees and other income	156	158	(2)	(1)%

Total revenues	421	461	(40)	(9)%

Benefits and expenses:
Benefits and other changes in policy reserves	244	250	(6)	(2)%
Liability remeasurement (gains) losses	22	8	14	175%
Changes in fair value of market risk benefits and associated hedges	18	(23)	41	178%
Interest credited	99	125	(26)	(21)%
Acquisition and operating expenses, net of deferrals	58	54	4	7%
Amortization of deferred acquisition costs and intangibles	40	45	(5)	(11)%

Total benefits and expenses	481	459	22	5%

Income (loss) from continuing operations before income taxes	(60)	2	(62)	NM (1)
Benefit for income taxes	(13)	—	(13)	NM (1)

Income (loss) from continuing operations	(47)	2	(49)	NM (1)
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	(1)	4	(5)	(125)%
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges(2)	19	(26)	45	173%
Taxes on adjustments	(4)	5	(9)	(180)%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(33)	$(15)	$(18)	(120)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)

For the three months ended March 31, 2025 and 2024, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $1 million and $(3) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the products included in our Life and Annuities segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$(44)	$(33)	$(11)	(33)%
Fixed annuities	4	11	(7)	(64)%
Variable annuities	7	7	—	—%

Total adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(33)	$(15)	$(18)	(120)%

Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•	The adjusted operating loss in our life insurance products increased largely due to more unfavorable mortality in the current year.

•	Adjusted operating income in our fixed annuity products decreased primarily from lower net spread income in the current year largely related to block runoff.

Revenues

Premiums. The decrease was driven by our life insurance products largely due to the continued runoff of our in-force blocks.

Net investment income

•	Our life insurance products decreased $23 million primarily from lower policy loan rates in our corporate-owned life insurance products in the current year.

•	Our fixed annuity products decreased $10 million primarily attributable to lower average invested assets in the current year driven mostly by block runoff.

Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Benefits and other changes in policy reserves. The decrease was primarily related to a higher favorable change in reserves in our term life insurance products in the current year related to block runoff.

Liability remeasurement (gains) losses. The liability remeasurement loss in both years was mainly driven by unfavorable mortality compared to expectations in our life insurance products. Both years reflected seasonally high mortality, though the impacts were more unfavorable in the current year.

Changes in fair value of market risk benefits and associated hedges. The change to a loss in the current year from a gain in the prior year was primarily attributable to unfavorable interest rate and equity market impacts in our annuity products in the current year compared to favorable impacts in the prior year. This was partially offset by derivative gains in the current year compared to losses in the prior year in our variable annuity products.

Interest credited

•	Our life insurance products decreased $22 million primarily driven by lower policy loan rates in our corporate-owned life insurance products in the current year.

•	Our fixed annuity products decreased $4 million largely due to block runoff.

Acquisition and operating expenses, net of deferrals. The increase was primarily driven by a legal settlement accrual in our fixed annuity products in the current year.

Amortization of deferred acquisition costs and intangibles. The decrease was primarily driven by lower DAC amortization in our life insurance products in the current year due to block runoff.

Benefit for income taxes. The effective tax rate was 22.1% and 21.0% for the three months ended March 31, 2025 and 2024, respectively. The increase in the effective tax rate was primarily attributable to tax benefits from tax favored items in relation to a pre-tax loss in the current year.

Corporate and Other

Results of operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$2	$3	$(1)	(33)%
Net investment income	5	7	(2)	(29)%
Net investment gains (losses)	—	(4)	4	100%

Total revenues	7	6	1	17%

Benefits and expenses:
Benefits and other changes in policy reserves	(2)	(3)	1	33%
Acquisition and operating expenses, net of deferrals	19	29	(10)	(34)%
Amortization of deferred acquisition costs and intangibles	1	1	—	—%
Interest expense	14	17	(3)	(18)%

Total benefits and expenses	32	44	(12)	(27)%

Loss from continuing operations before income taxes	(25)	(38)	13	34%
Provision (benefit) for income taxes	(3)	7	(10)	(143)%

Loss from continuing operations	(22)	(45)	23	51%
Adjustments to loss from continuing operations:
Net investment (gains) losses	—	4	(4)	(100)%
(Gains) losses on early extinguishment of debt	—	(1)	1	100%
Expenses related to restructuring	(2)	6	(8)	(133)%
Taxes on adjustments	1	(2)	3	150%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(23)	$(38)	$15	39%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss decreased primarily from timing of certain tax-related items in the prior year that did not recur.

Revenues

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased primarily from restructuring expenses in the prior year that did not recur.

Interest expense decreased from a lower floating interest rate on Genworth Holdings’ junior subordinated notes in the current year.

The benefit for income taxes for the three months ended March 31, 2025 was primarily related to the pre-tax loss, partially offset by non-deductible expenses. The provision for income taxes for the three months ended March 31, 2024 was primarily related to timing of tax adjustments, partially offset by the tax benefit related to the pre-tax loss.

Investments and Derivative Instruments

Trends and conditions

Investments

During the three months ended March 31, 2025, our investment portfolio was impacted, and we believe will continue to be impacted, by the following macroeconomic trends:

•	The U.S. Federal Reserve kept interest rates unchanged during the first quarter of 2025 as it continues to monitor inflation, including any impacts from rising tariffs, and labor market conditions.

•	During the first quarter of 2025, U.S. Treasury yields decreased compared to December 31, 2024.

•

Credit spreads widened during the first quarter of 2025 from increased uncertainty around government policy and macroeconomic concerns, including international trade policy and escalating tariffs. Increased market volatility resulted in a decrease in equity market performance during the first quarter of 2025.

•	As of March 31, 2025, our fixed maturity securities portfolio, which was 97% investment grade, comprised 75% of our total invested assets and cash.

Derivatives

•	As of March 31, 2025, $1.1 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”).

•

The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of March 31, 2025, we posted initial margin of $81 million to our clearing agents, which represented $41 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings.

•

As of March 31, 2025, $13.0 billion notional of our derivatives portfolio was in bilateral over-the-counter derivative transactions pursuant to which we have posted aggregate independent amounts of $608 million and are holding collateral from counterparties in the amount of $17 million.

Investment results

The following table sets forth information about investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended March 31,				Increase (decrease)
	2025		2024		2025 vs. 2024
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$559	4.5%	$554	0.1%	$5
Fixed maturity securities—non-taxable	—%	—	10.8%	1	(10.8)%	(1)
Equity securities	2.4%	3	1.9%	2	0.5%	1
Commercial mortgage loans	4.6%	73	4.4%	75	0.2%	(2)
Policy loans	6.2%	36	10.5%	58	(4.3)%	(22)
Limited partnerships(1)	1.0%	8	2.8%	20	(1.8)%	(12)
Other invested assets(2)	41.7%	61	47.7%	68	(6.0)%	(7)
Cash, cash equivalents, restricted cash and short-term investments	4.5%	22	5.1%	27	(0.6)%	(5)

Gross investment income before expenses and fees	4.8%	762	5.0%	805	(0.2)%	(43)
Expenses and fees	(0.2)%	(23)	(0.1)%	(23)	(0.1)%	—

Net investment income	4.6%	$739	4.9%	$782	(0.3)%	$(43)

Average invested assets and cash		$63,699		$64,265		$(566)

(1)	Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

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

For the three months ended March 31, 2025, gross annualized weighted-average investment yields decreased driven by lower net investment income on lower average invested assets. Net investment income decreased largely from lower policy loan rates in our corporate-owned life insurance products and from lower income from limited partnerships in the current year.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2025	2024
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$4	$7
Realized losses	(8)	(29)

Net realized gains (losses) on available-for-sale fixed maturity securities	(4)	(22)
Net realized gains (losses) on equity securities sold	1	—

Total net realized investment gains (losses)	(3)	(22)

Net change in allowance for credit losses on available-for-sale fixed maturity securities	(4)	—
Net unrealized gains (losses) on equity securities still held	(14)	32
Net unrealized gains (losses) on limited partnerships	38	43
Commercial mortgage loans	3	(2)
Derivative instruments	6	1
Other	1	(3)

Net investment gains (losses)	$27	$49

•

We recorded $18 million of lower net realized losses related to the sale of available-for-sale fixed maturity securities in the current year. The prior year losses were primarily driven by sales related to portfolio repositioning.

•

We recorded $14 million of net unrealized losses on equity securities in the current year driven by unfavorable equity market performance compared to net unrealized gains of $32 million in the prior year from favorable equity market performance.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	March 31, 2025		December 31, 2024
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Available-for-sale fixed maturity securities:
Public	$31,103	51%	$30,650	51%
Private	14,565	24	14,252	24
Equity securities	496	1	515	1
Commercial mortgage loans, net	6,320	11	6,411	11
Policy loans	2,316	4	2,310	4
Limited partnerships	3,241	5	3,142	5
Other invested assets	653	1	648	1
Cash, cash equivalents and restricted cash	1,891	3	2,048	3

Total cash, cash equivalents and invested assets	$60,585	100%	$59,976	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for these line items under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity and equity securities, limited partnerships, derivatives, embedded derivatives and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of March 31, 2025, approximately 6% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	March 31, 2025		December 31, 2024
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Bank loan investments	$532	81%	$535	82%
Derivatives	67	10	56	9
Short-term investments	4	1	4	1
Other investments	50	8	53	8

Total other invested assets	$653	100%	$648	100%

Derivatives increased largely from a decrease in interest rates compared to contracted notional interest rates, partially offset by unfavorable equity market performance in the current year.

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

		December 31,		Maturities/	March 31,
(Notional in millions)	Measurement	2024	Additions	terminations	2025
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,757	$—	$(71)	$8,686
Foreign currency swaps	Notional	144	12	—	156
Forward bond purchase commitments	Notional	2,639	63	—	2,702

Total cash flow hedges		11,540	75	(71)	11,544

Total derivatives designated as hedges		11,540	75	(71)	11,544

Derivatives not designated as hedges
Equity index options	Notional	604	127	(152)	579
Financial futures	Notional	1,102	1,063	(1,115)	1,050
Forward bond purchase commitments	Notional	500	—	—	500
Foreign currency forward contracts	Notional	—	387	—	387

Total derivatives not designated as hedges		2,206	1,577	(1,267)	2,516

Total derivatives		$13,746	$1,652	$(1,338)	$14,060

		December 31,		Maturities/	March 31,
(Number of policies)	Measurement	2024	Additions	terminations	2025
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	4,867	—	(169)	4,698
Indexed universal life embedded derivatives	Policies	717	—	(8)	709

The increase in the notional value of derivatives was primarily attributable to the addition of foreign currency forward contracts to mitigate foreign currency exchange risk and forward bond purchase commitments that support our long-term care insurance business. These increases were partially offset by decreases in interest rate swaps that support our long-term care insurance business and financial futures that support our variable annuity products.

The number of policies with embedded derivatives decreased as these products are no longer being offered and continue to run off.

Consolidated Balance Sheets

Total assets. Total assets increased $385 million from $86,871 million as of December 31, 2024 to $87,256 million as of March 31, 2025.

•

Invested assets increased $766 million primarily attributable to increases of $766 million in fixed maturity securities and $99 million in limited partnerships, partially offset by a decrease of $91 million in commercial mortgage loans. The increase in fixed maturity securities was predominantly related to lower interest rates increasing the fair value of our fixed maturity investment portfolio, as well as net purchases in the current year. Limited partnerships increased largely from capital calls in the current year. Commercial mortgage loans decreased mostly due to payments outpacing originations.

•	Cash and cash equivalents decreased $157 million largely due to net withdrawals from our investment contracts and repurchases of Genworth Financial’s common stock in the current year.

•	Separate account assets (and liabilities) decreased $246 million primarily due to surrenders, withdrawals and benefit payments, as well as unfavorable equity market performance in the current year.

Total liabilities. Total liabilities increased $135 million from $77,440 million as of December 31, 2024 to $77,575 million as of March 31, 2025.

•

The liability for future policy benefits increased $548 million primarily from a decrease in the single-A interest rate used to discount the liability for future policy benefits and from an increase in our long-term care insurance reserves largely driven by aging of the in-force block, including higher interest accretion. These increases were partially offset by the runoff of our fixed annuity and life insurance products.

•	Policyholder account balances decreased $147 million largely driven by surrenders, withdrawals and benefit payments in our fixed annuity products in the current year.

•

Other liabilities decreased $93 million primarily from annual employee benefit payments and lower derivative liability valuations due to a decrease in interest rates in the current year. These decreases were partially offset by settlement timing of investment purchases and an increase in our current tax liability in the current year.

Total equity. Total equity increased $250 million from $9,431 million as of December 31, 2024 to $9,681 million as of March 31, 2025.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $54 million for the three months ended March 31, 2025.

•	Unrealized gains (losses) on investments increased total equity by $496 million primarily due to a decrease in interest rates in the current year.

•

Change in the discount rate used to measure future policy benefits and related reinsurance recoverables decreased total equity by $319 million largely attributable to a decrease in the single-A interest rate in the current year.

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

The following table sets forth our unaudited condensed consolidated cash flows for the three months ended March 31:

(Amounts in millions)	2025	2024
Net cash from (used by) operating activities	$34	$(107)
Net cash from (used by) investing activities	(14)	143
Net cash used by financing activities	(177)	(299)

Net decrease in cash and cash equivalents	$(157)	$(263)

We had net cash inflows from operating activities in the current year compared to net cash outflows in the prior year primarily driven by settlements of derivatives that support our variable annuity products with guaranteed minimum benefits. We also had lower benefit payments in our long-term care insurance business resulting from lower settlement payments, as the implementation of the third legal settlement was materially completed in the fourth quarter of 2024.

The change in cash from (used by) investing activities was mainly driven by net purchases of fixed maturity securities in the current year compared to net sales and maturities in the prior year.

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

Management’s focus is predominantly on Genworth Holdings’ liquidity given it is the issuer of our outstanding public debt. We manage our legacy U.S. life insurance subsidiaries on a standalone basis and accordingly, do not expect to receive any dividends or other returns of capital from them. Therefore, our liquidity at the holding company level is highly dependent on the performance of Enact Holdings and its ability to pay timely dividends and other forms of capital returns to Genworth Holdings as anticipated. Genworth Financial has the right to appoint a majority of directors to Enact Holdings’ board of directors; however, actions taken by Enact Holdings and its board of directors are subject to and may be limited by the interests of Enact Holdings, including but not limited to, its use of capital for growth opportunities and regulatory requirements. In addition, insurance laws and regulations regulate the payment of dividends and other distributions to Genworth Financial and Genworth Holdings by their insurance subsidiaries.

Enact Holdings’ capital allocation strategy includes supporting its existing policyholders, growing its mortgage insurance business, funding attractive new business opportunities and returning capital to its shareholders. On May 1, 2024, Enact Holdings announced the approval by its board of directors of a share repurchase program under which Enact Holdings may repurchase up to $250 million of its outstanding common stock. On April 30, 2025, Enact Holdings announced the authorization of a new share repurchase program that allows for the repurchase of an additional $350 million of its common stock. Genworth Holdings entered into an agreement with Enact Holdings to participate in the share repurchase program in order to maintain its current ownership interest in Enact Holdings. In addition to its share repurchase program, Enact Holdings pays a quarterly dividend. On April 30, 2025, Enact Holdings announced an increase to its next quarterly dividend from $0.185 to $0.21 per share, payable in June 2025. As the majority shareholder, Genworth Holdings received $76 million of capital returns from Enact Holdings during the first quarter of 2025, comprised of share repurchases and quarterly dividends. Enact Holdings expects the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including Enact Holdings’ stock price, capital availability, business and market conditions, regulatory requirements and debt covenant restrictions, among other factors. Future dividend payments will be subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial and will also be dependent on a variety of economic, market and business conditions, among other considerations.

On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under its existing share repurchase program that began in May 2022. Pursuant to the program, during the three months ended March 31, 2025, Genworth Financial repurchased 6,516,857 shares of its common stock at an average price of $6.91 per share for a total of $45 million before excise taxes and other costs. Genworth Financial also repurchased 1,422,395 shares of its common stock at an average price of $7.03 per share under the share repurchase program through a Rule 10b5-1 trading plan in April 2025, leaving approximately $100 million available for repurchase under the program as of April 30, 2025. Further repurchases under the program will continue to be funded from holding company capital, as well as future cash flow generation, including expected future capital returns from Enact Holdings. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.

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

Genworth Holdings had $211 million and $294 million of unrestricted cash and cash equivalents as of March 31, 2025 and December 31, 2024, respectively. The decrease was principally driven by annual employee benefit payments, which are expected to be offset by subsidiary expense arrangements during 2025, and repurchases of Genworth Financial’s common stock, partially offset by capital returns from Enact Holdings. The $211 million of Genworth Holdings’ cash and cash equivalents included approximately $98 million of advance cash payments from our subsidiaries held for future obligations, including the remainder of our planned $75 million capital contribution to CareScout Insurance this year to meet regulatory capital requirements. We do not consider this cash held for future obligations when evaluating holding company liquidity for the purposes of allocating capital or computing our cash position relative to the cash management target discussed below. We believe Genworth Holdings’ unrestricted cash and cash equivalents provide sufficient liquidity to meet its financial obligations over the next twelve months as well as in the longer term. We expect Genworth Holdings’ liquidity to continue to be impacted by the amounts and timing of Genworth Financial’s share repurchases as well as future dividends and other forms of capital returns from Enact Holdings. In addition, we anticipate lower intercompany cash tax payments to be retained by Genworth Holdings from its subsidiaries going forward.

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

Regulated insurance subsidiaries

The liquidity requirements of our regulated insurance subsidiaries principally relate to the liabilities associated with their various insurance and investment products, operating costs and expenses, the payment of dividends to us, contributions to their subsidiaries, payments of principal and interest on their outstanding debt obligations and income taxes. Liabilities arising from insurance and investment products include the payment of benefits and claims, as well as cash payments in connection with policy surrenders and withdrawals, policy loans and obligations to redeem funding agreements. Our insurance subsidiaries’ principal cash inflows from operating activities are derived from premiums, annuity deposits and insurance and investment product fees and other income, including commissions, cost of insurance, mortality, expense and surrender charges, contract underwriting fees, investment management fees, investment income and dividends and distributions from their subsidiaries. We manage our legacy U.S. life insurance subsidiaries on a standalone basis. Accordingly, these subsidiaries will continue to rely on their statutory capital, significant reserves, prudent management of the in-force blocks and long-term care insurance in-force rate actions to satisfy policyholder obligations.

In our long-term care insurance business, we expect overall claim costs to continue to increase over time as our blocks age, with peak claim years over a decade away. For information on discounted and undiscounted expected future benefit payments, see note 8 in our unaudited condensed consolidated financial statements under

“Item 1—Financial Statements.” We also expect renewal premiums on the in-force block of our legacy long-term care insurance business to decline over time as the block runs off and as policyholders elect benefit reductions in connection with our in-force rate actions and legal settlements; however, we expect this decline to be partially offset by future approved rate actions.

Given the challenging macroeconomic environment in 2024 and through the first quarter of 2025, employee costs have increased driven in part by wage inflation, the competitive labor market and low labor participation. Additionally, in our long-term care insurance business, we have observed an increase in the cost of care due in part to elevated inflation. These inflationary pressures have not had a significant impact on our liquidity to date; however, if these conditions persist, they could have a material adverse impact on our liquidity, results of operations and financial condition.

The U.S. economy also faces significant uncertainty and volatility due to pending tariff negotiations taking place across global markets. The insurance industry and our insurance subsidiaries are not directly impacted by tariffs. However, if the ultimate outcome of the global tariff negotiations significantly impacts the U.S. and global economies and equity and fixed income markets, this could have an adverse impact on the housing industry, investment income, our results of operations and liquidity. We will continue to monitor macroeconomic trends, including inflation and any ancillary effects of the tariff negotiations, to help mitigate any potential adverse impacts to our liquidity.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are typically matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are typically matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of March 31, 2025, our total cash, cash equivalents and invested assets were $60.6 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, bank loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 45% of the carrying value of our total cash, cash equivalents and invested assets as of March 31, 2025.

Off-balance sheet commitments, guarantees and contractual obligations

As of March 31, 2025, we were committed to fund $1,727 million in limited partnership investments, $137 million of bank loan investments, $127 million in private placement investments and $11 million in commercial mortgage loan investments.

As previously disclosed, in connection with pending litigation between AXA and Santander related to the payment protection insurance (“PPI”) mis-selling losses, Genworth has certain rights to share in any recoveries by AXA to recoup payments it previously made to AXA for the underlying PPI mis-selling losses. Genworth is not a named party in the litigation with Santander, and, therefore, does not ultimately control the litigation. In order to better align the interests of AXA and Genworth in the litigation, in March 2025, Genworth agreed to provide AXA a guarantee for the recovery of certain of AXA’s PPI mis-selling losses not previously reimbursed by Genworth, regardless of the ultimate outcome of the litigation. The guarantee was provided through a stand-by letter of credit (“LC”) issued by a third-party financial institution for the benefit of AXA and a reimbursement agreement between Genworth and the third-party financial institution. Genworth could be required to pay an amount under the guarantee, through the reimbursement agreement, up to £80 million. Whether the LC is drawn upon will be subject to the amount of any settlement between AXA and Santander, or certain milestones in the court proceedings. We are currently awaiting the court’s judgment in the liability phase of the litigation. As of and for the three months ended March 31, 2025, no amounts have been recorded related to the guarantee.

Except as disclosed above, as of March 31, 2025, there have been no material additions or changes to guarantees provided by Genworth Financial and Genworth Holdings or to our contractual obligations as compared to the amounts disclosed within our 2024 Annual Report on Form 10-K filed on February 28, 2025.

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

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, equity prices and foreign currency exchange rates. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. There were no material changes in our market risks since December 31, 2024. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions, including changes in interest rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2025

During the three months ended March 31, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
See note 16 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.

Item 1A.	Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2024 Annual Report on Form 10-K, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Common Stock
The following table sets forth information regarding Genworth Financial’s share repurchases during the three months ended March 31, 2025:

(Dollar amounts in millions, except share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar amount of shares that may yet be purchased under the program (1)
January 1, 2025 through January 31, 2025	1,422,822	$7.03	1,422,822	$145
February 1, 2025 through February 28, 2025	3,144,046	$6.96	3,144,046	$123
March 1, 2025 through March 31, 2025	1,949,989	$6.73	1,949,989	$110

Total	6,516,857		6,516,857

(1)
On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial could repurchase up to $350 million of its outstanding common stock. On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under the existing program. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and number of shares repurchased under the program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time. For additional information on the share repurchase program, including certain repurchases made subsequent to periods provided in the chart above, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 5.	Other Information
During the three

months ended March 31, 2025, no directors or officers of Genworth adopted or terminated any contract, instruction or written plan for the purchase or sale of Genworth’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any
“non-Rule 10b5-1
trading arrangement” as defined under the securities laws.

Item 6.	Exhibits

Number	Description
10.1§	Form of 2025-2027 Restricted Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

10.2§	Form of 2025-2027 Performance Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Jerome T. Upton (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Jerome T. Upton (filed herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

§	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: May 2, 2025

	By:	/s/ Darren W. Woodell
Darren W. Woodell Vice President and Controller (Principal Accounting Officer)