Form 10-Q
period 2025-06-30
GENWORTH FINANCIAL INC
filed 2025-07-31
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2025,

410,433,925
shares of Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value and share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $48,684 and $48,720, respectively, and allowance for credit losses of $25 and $10, respectively)	$45,672	$44,902
Equity securities, at fair value	516	515
Commercial mortgage loans	6,390	6,450
Less: Allowance for credit losses	(56)	(39)

Commercial mortgage loans, net	6,334	6,411
Policy loans	2,366	2,310
Limited partnerships	3,337	3,142
Other invested assets	643	648

Total investments	58,868	57,928
Cash, cash equivalents and restricted cash	1,797	2,048
Accrued investment income	556	607
Deferred acquisition costs	1,680	1,779
Intangible assets	185	197
Reinsurance recoverable	17,662	17,679
Less: Allowance for credit losses	(23)	(24)

Reinsurance recoverable, net	17,639	17,655
Other assets	479	444
Deferred tax asset	1,680	1,718
Market risk benefit assets	58	57
Separate account assets	4,394	4,438

Total assets	$87,336	$86,871

Liabilities and equity
Liabilities:
Future policy benefits	$54,111	$53,610
Policyholder account balances	14,163	14,594
Market risk benefit liabilities	453	465
Liability for policy and contract claims	763	670
Unearned premiums	101	115
Other liabilities	2,052	2,026
Long-term borrowings	1,520	1,518
Separate account liabilities	4,394	4,438
Liabilities related to discontinued operations	—	4

Total liabilities	77,557	77,440

Commitments and contingencies (Note 16)
Equity:
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 607,385,476 and 606,314,179 shares issued, respectively; 411,692,847 and 421,419,484 shares outstanding, respectively	1	1
Additional paid-in capital	11,871	11,875
Accumulated other comprehensive income (loss)	(1,372)	(1,642)
Retained earnings	1,615	1,511
Treasury stock, at cost (195,692,629 and 184,894,695 shares, respectively)	(3,327)	(3,251)

Total Genworth Financial, Inc.’s stockholders’ equity	8,788	8,494
Noncontrolling interests	991	937

Total equity	9,779	9,431

Total liabilities and equity	$87,336	$86,871

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Premiums	$865	$855	$1,727	$1,730
Net investment income	802	808	1,541	1,590
Net investment gains (losses)	(28)	(61)	(1)	(12)
Policy fees and other income	157	167	315	325

Total revenues	1,796	1,769	3,582	3,633

Benefits and expenses:
Benefits and other changes in policy reserves	1,195	1,151	2,412	2,354
Liability remeasurement (gains) losses	60	39	64	31
Changes in fair value of market risk benefits and associated hedges	(10)	(8)	8	(31)
Interest credited	94	125	193	250
Acquisition and operating expenses, net of deferrals	249	229	485	465
Amortization of deferred acquisition costs and intangibles	57	60	117	125
Interest expense	26	30	52	60

Total benefits and expenses	1,671	1,626	3,331	3,254

Income from continuing operations before income taxes	125	143	251	379
Provision for income taxes	35	32	71	98

Income from continuing operations	90	111	180	281
Loss from discontinued operations, net of taxes	(7)	(1)	(12)	(2)

Net income	83	110	168	279
Less: net income attributable to noncontrolling interests	32	34	63	64

Net income available to Genworth Financial, Inc.’s common stockholders	$51	$76	$105	$215

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.14	$0.18	$0.28	$0.49

Diluted	$0.14	$0.17	$0.28	$0.49

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.12	$0.17	$0.25	$0.49

Diluted	$0.12	$0.17	$0.25	$0.48

Weighted-average common shares outstanding:
Basic	413.2	436.4	415.7	439.7

Diluted	417.5	440.7	420.2	445.5

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$83	$110	$168	$279
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	130	(427)	635	(913)
Net unrealized gains (losses) on securities with an allowance for credit losses	4	—	5	—
Derivatives qualifying as hedges	(155)	(119)	(112)	(280)
Change in discount rate used to measure future policy benefits	66	958	(253)	2,063
Change in instrument-specific credit risk of market risk benefits	1	—	—	2
Foreign currency translation and other adjustments	12	(5)	14	(5)

Total other comprehensive income	58	407	289	867

Total comprehensive income	141	517	457	1,146
Less: comprehensive income attributable to noncontrolling interests	41	34	82	63

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$100	$483	$375	$1,083

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)
(Unaudited)

	Three months ended June 30, 2025
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of March 31, 2025	$1	$11,862	$(1,421)	$1,565	$(3,297)	$8,710	$971	$9,681
Repurchase of subsidiary shares	—	—	—	—	—	—	(16)	(16)
Comprehensive income:
Net income	—	—	—	51	—	51	32	83
Other comprehensive income, net of taxes	—	—	49	—	—	49	9	58

Total comprehensive income						100	41	141
Treasury stock acquired in connection with share repurchases	—	—	—	—	(30)	(30)	—	(30)
Dividends to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Stock-based compensation expense and exercises and other	—	9	—	(1)	—	8	1	9

Balances as of June 30, 2025	$1	$11,871	$(1,372)	$1,615	$(3,327)	$8,788	$991	$9,779

	Three months ended June 30, 2024
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of March 31, 2024	$1	$11,873	$(2,094)	$1,352	$(3,126)	$8,006	$873	$8,879
Repurchase of subsidiary shares	—	—	—	—	—	—	(9)	(9)
Comprehensive income:
Net income	—	—	—	76	—	76	34	110
Other comprehensive income, net of taxes	—	—	407	—	—	407	—	407

Total comprehensive income						483	34	517
Treasury stock acquired in connection with share repurchases	—	—	—	—	(37)	(37)	—	(37)
Dividends to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Stock-based compensation expense and exercises and other	—	7	—	—	—	7	1	8

Balances as of June 30, 2024	$1	$11,880	$(1,687)	$1,428	$(3,163)	$8,459	$894	$9,353

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY, CONTINUED
(Amounts in millions)
(Unaudited)

	Six months ended June 30, 2025
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2024	$1	$11,875	$(1,642)	$1,511	$(3,251)	$8,494	$937	$9,431
Repurchase of subsidiary shares	—	—	—	—	—	—	(28)	(28)
Comprehensive income:
Net income	—	—	—	105	—	105	63	168
Other comprehensive income, net of taxes	—	—	270	—	—	270	19	289

Total comprehensive income						375	82	457
Treasury stock acquired in connection with share repurchases	—	—	—	—	(76)	(76)	—	(76)
Dividends to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Stock-based compensation expense and exercises and other	—	(4)	—	(1)	—	(5)	11	6

Balances as of June 30, 2025	$1	$11,871	$(1,372)	$1,615	$(3,327)	$8,788	$991	$9,779

	Six months ended June 30, 2024
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2023	$1	$11,884	$(2,555)	$1,213	$(3,063)	$7,480	$855	$8,335
Repurchase of subsidiary shares	—	—	—	—	—	—	(18)	(18)
Comprehensive income (loss):
Net income	—	—	—	215	—	215	64	279
Other comprehensive income (loss), net of taxes	—	—	868	—	—	868	(1)	867

Total comprehensive income						1,083	63	1,146
Treasury stock acquired in connection with share repurchases	—	—	—	—	(100)	(100)	—	(100)
Dividends to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Stock-based compensation expense and exercises and other	—	(4)	—	—	—	(4)	4	—

Balances as of June 30, 2024	$1	$11,880	$(1,687)	$1,428	$(3,163)	$8,459	$894	$9,353

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from (used by) operating activities:
Net income	$168	$279
Less loss from discontinued operations, net of taxes	12	2
Adjustments to reconcile net income to net cash from (used by) operating activities:
Amortization of fixed maturity securities discounts and premiums	(69)	(64)
Net investment (gains) losses	1	12
Changes in fair value of market risk benefits and associated hedges	8	(31)
Charges assessed to policyholders	(276)	(285)
Amortization of deferred acquisition costs and intangibles	117	125
Deferred income taxes	(20)	(50)
Derivative instruments, limited partnerships and other	(160)	(263)
Long-term incentive compensation expense	25	25
Change in certain assets and liabilities:
Accrued investment income and other assets	(50)	(98)
Insurance reserves	336	273
Current tax liabilities	(20)	97
Other liabilities, policy and contract claims and other policy-related balances	(11)	(122)
Cash from (used by) operating activities—discontinued operations	(21)	—

Net cash from (used by) operating activities	40	(100)

Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	1,260	1,320
Commercial mortgage loans	313	267
Limited partnerships and other invested assets	102	108
Proceeds from sales of investments:
Fixed maturity and equity securities	1,042	1,718
Purchases and originations of investments:
Fixed maturity and equity securities	(2,103)	(2,627)
Commercial mortgage loans	(259)	(129)
Limited partnerships and other invested assets	(226)	(283)
Short-term investments, net	(6)	15
Policy loans, net	52	47
Other	(15)	(35)

Net cash from (used by) investing activities	160	401

Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	258	272
Withdrawals from universal life and investment contracts	(562)	(677)
Proceeds from issuance of long-term debt	—	750
Debt issuance costs	—	(7)
Repayment and repurchase of long-term debt	—	(776)
Repurchase of subsidiary shares	(28)	(18)
Treasury stock acquired in connection with share repurchases	(77)	(99)
Dividends paid to noncontrolling interests	(11)	(10)
Other, net	(31)	(19)

Net cash from (used by) financing activities	(451)	(584)

Net change in cash, cash equivalents and restricted cash	(251)	(283)
Cash, cash equivalents and restricted cash at beginning of period	2,048	2,215

Cash, cash equivalents and restricted cash at end of period	$1,797	$1,932

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
On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under the existing share repurchase program that began in May 2022. Pursuant to the program, during the six months ended June 30, 2025, Genworth Financial repurchased 10,797,934 shares of its common stock at an average price of $6.95 per share for a total cost of $76 million, including excise taxes and other costs paid in connection with acquiring the shares. The repurchased shares were recorded at cost and presented as treasury stock in a separate caption in equity in our condensed consolidated balance sheets. Genworth Financial also repurchased 1,266,726 shares of its common stock at an average price of $7.89 per share under the share repurchase program through a Rule 10b5-1 trading plan in July 2025, leaving approximately $70 million available for repurchase under the program as of July 31, 2025. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2025	2024	2025	2024
Weighted-average common shares used in basic earnings (loss) per share calculations	413.2	436.4	415.7	439.7
Potentially dilutive securities:
Performance stock units, restricted stock units and other equity-based awards	4.3	4.3	4.5	5.8

Weighted-average common shares used in diluted earnings (loss) per share calculations	417.5	440.7	420.2	445.5

Income from continuing operations:
Income from continuing operations	$90	$111	$180	$281
Less: net income from continuing operations attributable to noncontrolling interests	32	34	63	64

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$58	$77	$117	$217

Basic per share	$0.14	$0.18	$0.28	$0.49

Diluted per share	$0.14	$0.17	$0.28	$0.49

Loss from discontinued operations:
Loss from discontinued operations, net of taxes	$(7)	$(1)	$(12)	$(2)

Basic per share	$(0.02)	$—	$(0.03)	$—

Diluted per share	$(0.02)	$—	$(0.03)	$—

Net income:
Income from continuing operations	$90	$111	$180	$281
Loss from discontinued operations, net of taxes	(7)	(1)	(12)	(2)

Net income	83	110	168	279
Less: net income attributable to noncontrolling interests	32	34	63	64

Net income available to Genworth Financial, Inc.’s common stockholders	$51	$76	$105	$215

Basic per share (1)	$0.12	$0.17	$0.25	$0.49

Diluted per share (1)	$0.12	$0.17	$0.25	$0.48

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Investments
(a) Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2025	2024	2025	2024
Fixed maturity securities—taxable	$570	$571	$1,129	$1,125
Fixed maturity securities—non-taxable	—	—	—	1
Equity securities	3	3	6	5
Commercial mortgage loans	72	75	145	150
Policy loans	32	56	68	114
Limited partnerships	69	36	77	56
Other invested assets (1)	62	67	123	135
Cash, cash equivalents, restricted cash and short-term investments	19	25	41	52

Gross investment income before expenses and fees	827	833	1,589	1,638
Expenses and fees	(25)	(25)	(48)	(48)

Net investment income	$802	$808	$1,541	$1,590

(1)	Includes amounts related to derivative instruments. See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(b) Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2025	2024	2025	2024

Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$7	$21	$11	$28
Realized losses	(25)	(40)	(33)	(69)

Net realized gains (losses) on available-for-sale fixed maturity securities	(18)	(19)	(22)	(41)
Net realized gains (losses) on equity securities sold	4	—	5	—

Total net realized investment gains (losses)	(14)	(19)	(17)	(41)

Net change in allowance for credit losses on available-for-sale fixed maturity securities	(11)	7	(15)	7
Write-down of available-for-sale fixed maturity securities (1)	(4)	—	(4)	—
Net unrealized gains (losses) on equity securities still held	32	12	18	44
Net unrealized gains (losses) on limited partnerships	25	(52)	63	(9)
Commercial mortgage loans	(20)	(1)	(17)	(3)
Derivative instruments (2)	(36)	(8)	(30)	(7)
Other	—	—	1	(3)

Net investment gains (losses)	$(28)	$(61)	$(1)	$(12)

(1)	Represents write-down of securities deemed uncollectible or that we intend to sell or will be required to sell prior to recovery of the amortized cost basis.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

See Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale fixed maturity securities. The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity securities as of and for the three months ended June 30, 2025:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
U.S. corporate	$6	$8	$—	$(4)	$—	$—	$—	$10
Non-U.S. corporate	4	7	—	—	(1)	—	—	10
Commercial mortgage-backed	4	1	—	—	—	—	—	5

Total available-for-sale fixed maturity securities	$14	$16	$—	$(4)	$(1)	$—	$—	$25

The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity securities as of and for the six months ended June 30, 2025:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
U.S. corporate	$4	$10	$—	$(4)	$—	$—	$—	$10
Non-U.S. corporate	3	8	—	—	(1)	—	—	10
Commercial mortgage-backed	3	1	1	—	—	—	—	5

Total available-for-sale fixed maturity securities	$10	$19	$1	$(4)	$(1)	$—	$—	$25

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(c) Unrealized Investment Gains and Losses
Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	June 30, 2025	December 31, 2024
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses	$(2,987)	$(3,801)
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses	—	(7)
Adjustments to policyholder contract balances	74	83
Income taxes, net	358	530

Net unrealized investment gains (losses)	(2,555)	(3,195)
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	(19)	(39)

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(2,536)	$(3,156)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2025	2024	2025	2024
Beginning balance	$(2,660)	$(2,615)	$(3,156)	$(2,130)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	150	(575)	799	(1,229)
Adjustments to policyholder contract balances	1	13	(9)	27
Provision for income taxes	(31)	120	(167)	257

Change in unrealized gains (losses) on investment securities	120	(442)	623	(945)
Reclassification adjustments to net investment (gains) losses (1)	14	15	17	32

Change in net unrealized investment gains (losses)	134	(427)	640	(913)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	10	—	20	(1)

Ending balance	$(2,536)	$(3,042)	$(2,536)	$(3,042)

(1)	Net of taxes of $ (4) million during both the three months ended June 30, 2025 and 2024 and $(5) million and $(9) million during the six months ended June 30, 2025 and 2024, respectively.
Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d) Fixed Maturity Securities
As of June 30, 2025, the amortized cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value

Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,836	$53	$(362)	$—	$3,527
State and political subdivisions	2,411	12	(288)	—	2,135
Non-U.S. government	1,210	14	(103)	—	1,121
U.S. corporate:
Utilities	4,762	76	(412)	(3)	4,423
Energy	2,507	51	(149)	—	2,409
Finance and insurance	7,481	86	(560)	(3)	7,004
Consumer—non-cyclical	4,696	82	(326)	(4)	4,448
Technology and communications	3,040	54	(272)	—	2,822
Industrial	1,112	13	(94)	—	1,031
Capital goods	2,349	52	(125)	—	2,276
Consumer—cyclical	1,485	17	(88)	—	1,414
Transportation	1,109	34	(82)	—	1,061
Other	276	3	(13)	—	266

Total U.S. corporate	28,817	468	(2,121)	(10)	27,154

Non-U.S. corporate:
Utilities	733	2	(43)	(3)	689
Energy	1,011	21	(42)	(5)	985
Finance and insurance	1,778	32	(92)	—	1,718
Consumer—non-cyclical	628	4	(72)	—	560
Technology and communications	789	8	(68)	—	729
Industrial	798	14	(34)	(2)	776
Capital goods	714	8	(37)	—	685
Consumer—cyclical	248	2	(12)	—	238
Transportation	443	14	(23)	—	434
Other	512	9	(33)	—	488

Total non-U.S. corporate	7,654	114	(456)	(10)	7,302

Residential mortgage-backed	1,073	12	(41)	—	1,044
Commercial mortgage-backed	1,604	1	(260)	(5)	1,340
Other asset-backed	2,079	11	(41)	—	2,049

Total available-for-sale fixed maturity securities	$48,684	$685	$(3,672)	$(25)	$45,672

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of June 30, 2025:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities

Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$744	$(32)	37	$1,299	$(330)	45	$2,043	$(362)	82
State and political subdivisions	266	(16)	47	1,421	(272)	250	1,687	(288)	297
Non-U.S. government	346	(12)	70	382	(91)	62	728	(103)	132
U.S. corporate	3,034	(117)	535	14,116	(2,004)	1,856	17,150	(2,121)	2,391
Non-U.S. corporate	661	(19)	99	3,822	(437)	494	4,483	(456)	593
Residential mortgage-backed	135	(1)	45	403	(40)	145	538	(41)	190
Commercial mortgage-backed	—	—	—	1,232	(260)	205	1,232	(260)	205
Other asset-backed	191	(2)	60	797	(39)	162	988	(41)	222

Total for fixed maturity securities in an unrealized loss position	$5,377	$(199)	893	$23,472	$(3,473)	3,219	$28,849	$(3,672)	4,112

% Below cost:
<20% Below cost	$5,335	$(180)	883	$19,590	$(2,041)	2,637	$24,925	$(2,221)	3,520
20%-50% Below cost	42	(19)	10	3,882	(1,432)	582	3,924	(1,451)	592

Total for fixed maturity securities in an unrealized loss position	$5,377	$(199)	893	$23,472	$(3,473)	3,219	$28,849	$(3,672)	4,112

Investment grade	$5,175	$(184)	851	$22,809	$(3,401)	3,125	$27,984	$(3,585)	3,976
Below investment grade	202	(15)	42	663	(72)	94	865	(87)	136

Total for fixed maturity securities in an unrealized loss position	$5,377	$(199)	893	$23,472	$(3,473)	3,219	$28,849	$(3,672)	4,112

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual investment securities had been in a continuous unrealized loss position, based on industry, as of June 30, 2025:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$578	$(21)	96	$1,940	$(391)	297	$2,518	$(412)	393
Energy	285	(9)	53	1,061	(140)	141	1,346	(149)	194
Finance and insurance	520	(16)	94	4,322	(544)	549	4,842	(560)	643
Consumer—non-cyclical	601	(17)	98	2,210	(309)	265	2,811	(326)	363
Technology and communications	360	(24)	65	1,622	(248)	191	1,982	(272)	256
Industrial	163	(6)	30	543	(88)	84	706	(94)	114
Capital goods	239	(6)	41	1,010	(119)	132	1,249	(125)	173
Consumer—cyclical	131	(2)	25	844	(86)	120	975	(88)	145
Transportation	136	(12)	30	481	(70)	65	617	(82)	95
Other	21	(4)	3	83	(9)	12	104	(13)	15

Subtotal, U.S. corporate securities	3,034	(117)	535	14,116	(2,004)	1,856	17,150	(2,121)	2,391

Non-U.S. corporate:
Utilities	66	(1)	9	464	(42)	52	530	(43)	61
Energy	212	(7)	22	348	(35)	39	560	(42)	61
Finance and insurance	—	—	—	1,008	(92)	135	1,008	(92)	135
Consumer—non-cyclical	90	(3)	18	361	(69)	44	451	(72)	62
Technology and communications	63	(2)	11	451	(66)	51	514	(68)	62
Industrial	80	(1)	14	311	(33)	46	391	(34)	60
Capital goods	79	(3)	14	311	(34)	41	390	(37)	55
Consumer—cyclical	18	(1)	2	119	(11)	20	137	(12)	22
Transportation	—	—	—	227	(23)	31	227	(23)	31
Other	53	(1)	9	222	(32)	35	275	(33)	44

Subtotal, non-U.S. corporate securities	661	(19)	99	3,822	(437)	494	4,483	(456)	593

Total for corporate securities in an unrealized loss position	$3,695	$(136)	634	$17,938	$(2,441)	2,350	$21,633	$(2,577)	2,984

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of June 30, 2025 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost	Fair value

Due one year or less	$1,488	$1,481
Due after one year through five years	8,665	8,573
Due after five years through ten years	11,299	11,040
Due after ten years	22,476	20,145

Subtotal	43,928	41,239
Residential mortgage-backed	1,073	1,044
Commercial mortgage-backed	1,604	1,340
Other asset-backed	2,079	2,049

Total	$48,684	$45,672

As of June 30, 2025, securities issued by finance and insurance, utilities, consumer—non-cyclical and technology and communications industry groups represented approximately 25%, 15%, 15% and 10%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of June 30, 2025, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
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
We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	June 30, 2025		December 31, 2024
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,642	41%	$2,716	42%
Industrial	1,386	22	1,331	21
Office	1,365	21	1,391	22
Apartments	494	8	498	7
Mixed use	357	6	360	6
Other	146	2	154	2

Subtotal	6,390	100%	6,450	100%

Allowance for credit losses	(56)		(39)

Total	$6,334		$6,411

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2025		December 31, 2024
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,762	28%	$1,750	27%
Pacific	1,122	18	1,157	18
Mountain	995	16	971	15
Middle Atlantic	853	14	871	13
West South Central	530	8	539	8
East North Central	414	6	431	7
West North Central	345	5	372	6
East South Central	211	3	190	3
New England	158	2	169	3

Subtotal	6,390	100%	6,450	100%

Allowance for credit losses	(56)		(39)

Total	$6,334		$6,411

As of June 30, 2025, we had no commercial mortgage loans past due or on non-accrual status. As of December 31, 2024, we had one commercial mortgage loan in the industrial property type with an amortized cost of $7 million that was more than 90 days past due and on non-accrual status. This loan did not have an allowance for credit losses as of December 31, 2024. During the second quarter of 2025, we foreclosed on this commercial mortgage loan and recorded the property as real estate owned assets in other invested assets in our condensed consolidated balance sheet. For a discussion of our policy related to placing commercial mortgage loans on non-accrual status, see Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2024 Annual Report on Form 10-K.
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
During the three and six months ended June 30, 2025, we modified one commercial mortgage loan where the borrower was determined to be experiencing financial difficulty. This loan was included in the office property type with an amortized cost of $9 million as of June 30, 2025, which represented 1%
of the total asset class. The modification extended the contractual term of the loan by two years, with the option to extend by one additional year up to three times, and resulted in an increase to the interest rate. We continue to account for this modified loan as an existing loan. We did not have any loan modifications or extensions associated with borrowers experiencing financial difficulty that resulted in the consideration of whether to establish a new loan or to continue accounting for the modification or extension under the existing loan during the three and six months ended June 30, 2024. As of June 30, 2025, all loans previously modified during the 12 months prior remained current.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the allowance for credit losses related to commercial mortgage loans as of and for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2025	2024	2025	2024
Allowance for credit losses:
Beginning balance	$36	$29	$39	$27
Provision	20	1	17	3
Write-offs	—	—	—	—
Recoveries	—	—	—	—

Ending balance	$56	$30	$56	$30

During the three and six months ended June 30, 2025, we increased the provision for credit losses primarily as a result of updates to the analytical model used to determine the adequacy of the allowance for credit losses.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of June 30, 2025:

(Amounts in millions)	2025	2024	2023	2022	2021	2020 and prior	Total

Debt-to-value:
0% - 50%	$19	$32	$44	$85	$119	$1,929	$2,228
51% - 60%	82	34	26	245	262	785	1,434
61% - 75%	157	133	195	518	448	957	2,408
76% - 100%	—	—	—	50	24	221	295
Greater than 100%	—	—	—	—	—	25	25

Total amortized cost	$258	$199	$265	$898	$853	$3,917	$6,390

Debt service coverage ratio:
Less than 1.00	$—	$—	$20	$—	$3	$229	$252
1.00 - 1.25	29	4	14	49	25	291	412
1.26 - 1.50	93	97	146	137	39	586	1,098
1.51 - 2.00	82	67	54	450	419	1,404	2,476
Greater than 2.00	54	31	31	262	367	1,407	2,152

Total amortized cost	$258	$199	$265	$898	$853	$3,917	$6,390

The following tables set forth the debt-to-value of commercial mortgage loans by property type as of the dates indicated:

	June 30, 2025
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$1,064	$733	$843	$2	$—	$2,642
Industrial	564	289	529	4	—	1,386
Office	276	202	629	258	—	1,365
Apartments	175	118	185	16	—	494
Mixed use	64	58	195	15	25	357
Other	85	34	27	—	—	146

Total amortized cost	$2,228	$1,434	$2,408	$295	$25	$6,390

% of total	35%	22%	38%	5%	—%	100%

Weighted-average debt service coverage ratio	2.37	1.86	1.58	1.37	0.81	1.91

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2024
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$1,108	$689	$917	$2	$—	$2,716
Industrial	596	226	498	4	7	1,331
Office	269	220	639	263	—	1,391
Apartments	181	96	205	16	—	498
Mixed use	70	32	218	15	25	360
Other	83	45	26	—	—	154

Total amortized cost	$2,307	$1,308	$2,503	$300	$32	$6,450

% of total	36%	20%	39%	5%	—%	100%

Weighted-average debt service coverage ratio	2.38	1.87	1.60	1.37	1.01	1.92

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	June 30, 2025
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$27	$99	$475	$1,178	$863	$2,642
Industrial	32	94	235	482	543	1,386
Office	122	112	216	490	425	1,365
Apartments	14	36	109	145	190	494
Mixed use	49	39	46	166	57	357
Other	8	32	17	15	74	146

Total amortized cost	$252	$412	$1,098	$2,476	$2,152	$6,390

% of total	4%	6%	17%	39%	34%	100%

Weighted-average debt-to-value	74%	66%	65%	58%	44%	56%

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2024
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$35	$98	$469	$1,215	$899	$2,716
Industrial	33	70	202	486	540	1,331
Office	124	114	207	499	447	1,391
Apartments	14	37	99	148	200	498
Mixed use	50	39	41	172	58	360
Other	9	33	16	13	83	154

Total amortized cost	$265	$391	$1,034	$2,533	$2,227	$6,450

% of total	4%	6%	16%	39%	35%	100%

Weighted-average debt-to-value	74%	67%	65%	58%	45%	56%

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	June 30, 2025	December 31, 2024	Balance sheet classification	June 30, 2025	December 31, 2024
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$16	$18	Other liabilities	$752	$749
Foreign currency swaps	Other invested assets	3	13	Other liabilities	5	1
Forward bond purchase commitments	Other invested assets	6	6	Other liabilities	67	44

Total cash flow hedges		25	37		824	794

Total derivatives designated as hedges		25	37		824	794

Derivatives not designated as hedges
Equity index options	Other invested assets	17	19	Other liabilities	—	—
Financial futures (1)	Other invested assets	—	—	Other liabilities	—	—
Forward bond purchase commitments	Other invested assets	—	—	Other liabilities	35	27
Foreign currency forward contracts	Other invested assets	—	—	Other liabilities	24	—
Fixed indexed annuity embedded derivatives	Other assets	—	—	Policyholder account balances (2)	144	155
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (3)	13	15

Total derivatives not designated as hedges		17	19		216	197

Total derivatives		$42	$56		$1,040	$991

(1)	The period end valuations of financial futures were zero as a result of settling the margins on these contracts on a daily basis.
(2)	Represents the embedded derivatives associated with our fixed indexed annuity liabilities.
(3)	Represents the embedded derivatives associated with our indexed universal life liabilities.
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

		December 31,		Maturities/	June 30,
(Notional in millions)	Measurement	2024	Additions	terminations	2025
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,757	$—	$(381)	$8,376
Foreign currency swaps	Notional	144	12	—	156
Forward bond purchase commitments	Notional	2,639	331	—	2,970

Total cash flow hedges		11,540	343	(381)	11,502

Total derivatives designated as hedges		11,540	343	(381)	11,502

Derivatives not designated as hedges
Equity index options	Notional	604	233	(275)	562
Financial futures	Notional	1,102	2,198	(2,250)	1,050
Forward bond purchase commitments	Notional	500	—	—	500
Foreign currency forward contracts	Notional	—	387	—	387

Total derivatives not designated as hedges		2,206	2,818	(2,525)	2,499

Total derivatives		$13,746	$3,161	$(2,906)	$14,001

		December 31,		Maturities/	June 30,
(Number of policies)	Measurement	2024	Additions	terminations	2025
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	4,867	—	(358)	4,509
Indexed universal life embedded derivatives	Policies	717	—	(18)	699
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended June 30, 2025:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(85)	$47	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(1)	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(13)	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	(59)	—	Net investment gains (losses)	—	Net investment gains (losses)

Total	$(158)	$47		$—

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended June 30, 2024:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(77)	$52	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	2	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	(33)	—	Net investment gains (losses)	—	Net investment gains (losses)

Total	$(108)	$52		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the six months ended June 30, 2025:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(23)	$95	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(3)	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(14)	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	(23)	—	Net investment gains (losses)	—	Net investment gains (losses)

Total	$(63)	$96		$—

The following table provides information about the pre-tax income effects of cash flow hedges for the six months ended June 30, 2024:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(225)	$105	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	5	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(2)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	3	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	(44)	—	Net investment gains (losses)	—	Net investment gains (losses)

Total	$(266)	$108		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The change for these designated derivatives reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2025	2024	2025	2024

Beginning balance	$535	$849	$492	$1,010
Current period increases (decreases) in fair value (1)	(124)	(85)	(50)	(210)
Reclassification to net (income) (2)	(31)	(34)	(62)	(70)

Ending balance	$380	$730	$380	$730

(1)
Net of deferred taxes of $34 million and $23 million during the three months ended June 30, 2025 and 2024, respectively, and $13 million and $56 million during the six months ended June 30, 2025 and 2024, respectively.

(2)
Net of deferred taxes of $16 million and $
18
million during the three months ended June 30, 2025 and 2024, respectively, and $34 million and $38 million during the six months ended June 30, 2025 and 2024, respectively.

The total balance in accumulated other comprehensive income (loss) from derivatives designated as cash flow hedges of $380 million, net of taxes, recorded in stockholders’ equity as of June 30, 2025 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $119 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the six months ended June 30, 2025 and 2024, we reclassified $2 million and $3 million, respectively, to net income in connection with forecasted transactions that were no longer considered reasonably possible of occurring.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended June 30,		Six months ended June 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2025	2024	2025	2024
Equity index options	$5	$1	$1	$6	Net investment gains (losses)
Financial futures	(50)	(15)	(17)	(79)	Changes in fair value of market risk benefits and associated hedges
Forward bond purchase commitments	(12)	(7)	(8)	(11)	Net investment gains (losses)
Foreign currency forward contracts	(24)	—	(24)	—	Net investment gains (losses)
Fixed indexed annuity embedded derivatives	(6)	(5)	(2)	(13)	Net investment gains (losses)
Indexed universal life embedded derivatives	—	2	1	6	Net investment gains (losses)

Total derivatives not designated as hedges	$(87)	$(24)	$(49)	$(91)

Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	June 30, 2025			December 31, 2024
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives

Amounts presented in the balance sheet:
Gross amounts recognized	$42	$883	$(841)	$56	$821	$(765)
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	42	883	(841)	56	821	(765)
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(22)	(22)	—	(31)	(31)	—
Collateral received	(11)	—	(11)	(11)	—	(11)
Collateral pledged	—	(1,720)	1,720	—	(1,592)	1,592
Over collateralization	1	883	(882)	1	802	(801)

Net amount	$10	$24	$(14)	$15	$—	$15

(1)	Does not include amounts related to embedded derivatives as of June 30, 2025 and December 31, 2024.
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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placements with the public bonds, price caps, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs, leading to a classification of Level 2. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of June 30, 2025.
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
Level 2 measurements
Fixed maturity securities

•
Third-party pricing services:
In estimating the fair value of fixed maturity securities, 88% of our portfolio was priced using third-party pricing services as of June 30, 2025. These pricing services utilize industry-standard
valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of June 30, 2025:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$3,527	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,135	Multi-dimensional attribute-based modeling systems, exchanges for the bond or comparable liquid bonds	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$1,106	Price quotes from market makers, spread priced to benchmark curves, matrix pricing	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$23,574	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$5,761	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$1,042	OAS-based models, single factor binomial models, internally priced, pay-up to the to be announced price	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$1,329	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swap curves, TRACE reports

Other asset-backed	$1,848	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Internal models:
A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,625 million and $836 million, respectively, as of June 30, 2025. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

Equity securities.
The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.
Short-term investments.
The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Fixed maturity securities

•
Broker quotes:
A portion of our non-U.S. government, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $309 million as of June 30, 2025.

•
Internal models:
A portion of our U.S. corporate, non-U.S. corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which can include significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $2,580 million as of June 30, 2025.

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
Equity index options.
We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of June 30, 2025, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
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
We have fixed indexed annuity and indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of June 30, 2025, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
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
Fixed indexed annuities
The valuation of fixed indexed annuities MRBs, which includes GMWB features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our fixed indexed annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the fixed indexed annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. As a result of our assumptions for GMWB utilization, expected future interest credited and non-performance risk being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases or GMWB utilization increases, the value of our fixed indexed annuities MRB liability will increase. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of June 30, 2025, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 11 for additional details related to the changes in the fair value measurement of fixed indexed annuities MRBs as of June 30, 2025 and December 31, 2024.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Variable annuities
The valuation of our variable annuities MRBs, which includes GMWB, GMDB and GPAF features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, interest rates, equity index and fund correlation and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our variable annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the variable annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. We classify the variable annuities MRBs valuation as Level 3 based on having significant unobservable inputs, with policyholder behavior (GMWB utilization and lapses), equity index volatility and non-performance risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the variable annuities MRBs will increase. An increase in our lapse assumption would decrease the fair value of the variable annuities MRBs, whereas an increase in our GMWB utilization rate would increase the fair value. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of June 30, 2025, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 11 for additional details related to the changes in the fair value measurement of variable annuities MRBs as of June 30, 2025 and December 31, 2024.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2025
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,527	$—	$3,527	$—	$—
State and political subdivisions	2,135	—	2,135	—	—
Non-U.S. government	1,121	—	1,106	15	—
U.S. corporate:
Utilities	4,423	—	3,537	886	—
Energy	2,409	—	2,388	21	—
Finance and insurance	7,004	—	6,336	668	—
Consumer—non-cyclical	4,448	—	4,399	49	—
Technology and communications	2,822	—	2,805	17	—
Industrial	1,031	—	1,016	15	—
Capital goods	2,276	—	2,231	45	—
Consumer—cyclical	1,414	—	1,324	90	—
Transportation	1,061	—	1,032	29	—
Other	266	—	131	135	—

Total U.S. corporate	27,154	—	25,199	1,955	—

Non-U.S. corporate:
Utilities	689	—	427	262	—
Energy	985	—	879	106	—
Finance and insurance	1,718	—	1,696	22	—
Consumer—non-cyclical	560	—	529	31	—
Technology and communications	729	—	712	17	—
Industrial	776	—	665	111	—
Capital goods	685	—	629	56	—
Consumer—cyclical	238	—	238	—	—
Transportation	434	—	398	36	—
Other	488	—	424	64	—

Total non-U.S. corporate	7,302	—	6,597	705	—

Residential mortgage-backed	1,044	—	1,042	2	—
Commercial mortgage-backed	1,340	—	1,329	11	—
Other asset-backed	2,049	—	1,848	201	—

Total fixed maturity securities	45,672	—	42,783	2,889	—

Equity securities	516	447	28	41	—
Limited partnerships	2,637	—	—	17	2,620
Other invested assets:
Derivative assets:
Interest rate swaps	16	—	16	—	—
Foreign currency swaps	3	—	3	—	—
Equity index options	17	—	—	17	—
Forward bond purchase commitments	6	—	—	6	—

Total derivative assets	42	—	19	23	—

Short-term investments	11	—	11	—	—

Total other invested assets	53	—	30	23	—

Separate account assets	4,394	4,394	—	—	—

Total assets	$53,272	$4,841	$42,841	$2,970	$2,620

(1)	Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Beginning balance as of April 1, 2025	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2025	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI								Included in net income	Included in OCI
Fixed maturity securities:
Non-U.S. government	$15	$—	$—	$—	$—	$—	$—	$—	$—	$15	$—	$—
U.S. corporate:
Utilities	862	—	10	25	—	—	(2)	10	(19)	886	—	9
Energy	21	—	—	—	—	—	—	—	—	21	—	—
Finance and insurance	667	—	11	—	—	—	(7)	—	(3)	668	—	11
Consumer—non-cyclical	49	—	—	—	—	—	—	—	—	49	—	—
Technology and communications	17	—	—	—	—	—	—	—	—	17	—	—
Industrial	15	—	—	—	—	—	—	—	—	15	—	—
Capital goods	44	—	1	—	—	—	—	—	—	45	—	1
Consumer—cyclical	107	(3)	3	—	(16)	—	(1)	—	—	90	—	1
Transportation	29	—	1	—	—	—	(1)	—	—	29	—	1
Other	128	—	1	10	—	—	(4)	—	—	135	—	1

Total U.S. corporate	1,939	(3)	27	35	(16)	—	(15)	10	(22)	1,955	—	24

Non-U.S. corporate:
Utilities	285	(4)	6	—	—	—	(4)	—	(21)	262	(4)	6
Energy	115	—	—	3	(4)	—	(8)	—	—	106	—	—
Finance and insurance	21	—	1	—	—	—	—	—	—	22	—	1
Consumer—non-cyclical	31	—	—	—	—	—	—	—	—	31	—	—
Technology and communications	17	—	—	—	—	—	—	—	—	17	—	—
Industrial	109	—	2	—	—	—	—	—	—	111	—	2
Capital goods	47	—	1	8	—	—	—	—	—	56	—	2
Transportation	35	—	1	—	—	—	—	—	—	36	—	1
Other	64	—	—	—	—	—	—	—	—	64	—	—

Total non-U.S. corporate	724	(4)	11	11	(4)	—	(12)	—	(21)	705	(4)	12

Residential mortgage-backed	2	—	—	—	—	—	—	—	—	2	—	—
Commercial mortgage-backed	11	—	—	—	—	—	—	—	—	11	—	—
Other asset-backed	185	1	—	—	—	—	—	20	(5)	201	—	—

Total fixed maturity securities	2,876	(6)	38	46	(20)	—	(27)	30	(48)	2,889	(4)	36

Equity securities	43	—	—	—	(2)	—	—	—	—	41	—	—
Limited partnerships	18	(1)	—	—	—	—	—	—	—	17	(1)	—
Other invested assets:
Derivative assets:
Equity index options	12	5	—	3	—	—	(3)	—	—	17	5	—
Forward bond purchase commitments	19	—	(13)	—	—	—	—	—	—	6	—	(10)

Total derivative assets	31	5	(13)	3	—	—	(3)	—	—	23	5	(10)

Total other invested assets	31	5	(13)	3	—	—	(3)	—	—	23	5	(10)

Total Level 3 assets	$2,968	$(2)	$25	$49	$(22)	$—	$(30)	$30	$(48)	$2,970	$—	$26

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2025	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2025	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI								Included in net income	Included in OCI
Fixed maturity securities:
Non-U.S. government	$13	$—	$1	$1	$—	$—	$—	$—	$—	$15	$—	$1
U.S. corporate:
Utilities	845	—	14	41	—	—	(5)	10	(19)	886	—	13
Energy	21	—	—	—	—	—	—	—	—	21	—	—
Finance and insurance	688	—	20	25	—	—	(30)	—	(35)	668	—	19
Consumer—non-cyclical	63	—	1	—	—	—	(15)	—	—	49	—	1
Technology and communications	12	—	—	—	—	—	—	5	—	17	—	—
Industrial	15	—	—	—	—	—	—	—	—	15	—	—
Capital goods	43	—	2	—	—	—	—	—	—	45	—	2
Consumer—cyclical	99	(3)	5	8	(16)	—	(3)	—	—	90	—	3
Transportation	31	—	1	—	—	—	(3)	—	—	29	—	1
Other	133	—	1	10	—	—	(9)	—	—	135	—	1

Total U.S. corporate	1,950	(3)	44	84	(16)	—	(65)	15	(54)	1,955	—	40

Non-U.S. corporate:
Utilities	282	(4)	9	—	—	—	(4)	—	(21)	262	(4)	9
Energy	116	—	(1)	3	(4)	—	(8)	—	—	106	—	(1)
Finance and insurance	21	—	1	—	—	—	—	—	—	22	—	1
Consumer—non-cyclical	39	—	—	—	—	—	(8)	—	—	31	—	—
Technology and communications	17	—	—	—	—	—	—	—	—	17	—	—
Industrial	67	—	4	—	—	—	—	40	—	111	—	4
Capital goods	47	—	1	8	—	—	—	—	—	56	—	2
Transportation	35	—	1	—	—	—	—	—	—	36	—	1
Other	51	—	1	12	—	—	—	—	—	64	—	1

Total non-U.S. corporate	675	(4)	16	23	(4)	—	(20)	40	(21)	705	(4)	17

Residential mortgage-backed	2	—	—	—	—	—	—	—	—	2	—	—
Commercial mortgage-backed	11	—	—	—	—	—	—	—	—	11	—	—
Other asset-backed	142	1	—	48	—	—	(5)	20	(5)	201	—	—

Total fixed maturity securities	2,793	(6)	61	156	(20)	—	(90)	75	(80)	2,889	(4)	58

Equity securities	44	—	—	—	(3)	—	—	—	—	41	—	—
Limited partnerships	19	(2)	—	—	—	—	—	—	—	17	(2)	—
Other invested assets:
Derivative assets:
Equity index options	19	1	—	6	—	—	(9)	—	—	17	2	—
Forward bond purchase commitments	6	—	—	—	—	—	—	—	—	6	—	—

Total derivative assets	25	1	—	6	—	—	(9)	—	—	23	2	—

Total other invested assets	25	1	—	6	—	—	(9)	—	—	23	2	—

Total Level 3 assets	$2,881	$(7)	$61	$162	$(23)	$—	$(99)	$75	$(80)	$2,970	$(4)	$58

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions)	2025	2024	2025	2024
Total realized and unrealized gains (losses) included in net income:
Net investment income	$—	$3	$—	$6
Net investment gains (losses)	(2)	(3)	(7)	1

Total	$(2)	$—	$(7)	$7

Total gains (losses) included in net income attributable to assets still held:
Net investment income	$—	$2	$—	$5
Net investment gains (losses)	—	(1)	(4)	2

Total	$—	$1	$(4)	$7

The amount presented for net investment income relates to fixed maturity securities and primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2025:

(Amounts in millions)	Fair value	Unobservable input	Range	Weighted-average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	$864	Credit spreads	66bps - 239bps	124bps
Energy	21	Credit spreads	119bps - 151bps	136bps
Finance and insurance	660	Credit spreads	14bps - 206bps	134bps
Consumer—non-cyclical	49	Credit spreads	65bps - 209bps	137bps
Technology and communications	17	Credit spreads	65bps - 173bps	104bps
Industrial	15	Credit spreads	88bps - 151bps	110bps
Capital goods	45	Credit spreads	119bps - 144bps	127bps
Consumer—cyclical	85	Credit spreads	78bps - 129bps	116bps
Transportation	29	Credit spreads	44bps - 145bps	122bps
Other	79	Credit spreads	73bps - 143bps	91bps

Total U.S. corporate	$1,864	Credit spreads	14bps - 239bps	126bps

Non-U.S. corporate:
Utilities	$234	Credit spreads	81bps - 191bps	112bps
Energy	95	Credit spreads	82bps - 159bps	110bps
Finance and insurance	22	Credit spreads	107bps - 130bps	120bps
Consumer—non-cyclical	29	Credit spreads	88bps - 135bps	96bps
Technology and communications	17	Credit spreads	78bps - 119bps	97bps
Industrial	111	Credit spreads	94bps - 169bps	116bps
Capital goods	50	Credit spreads	119bps - 189bps	139bps
Transportation	35	Credit spreads	88bps - 135bps	111bps
Other	52	Credit spreads	66bps - 119bps	103bps

Total non-U.S. corporate	$645	Credit spreads	66bps - 191bps	113bps

Derivative assets:
Equity index options	$17	Equity index volatility	6% - 51%	25%
Forward bond purchase commitments	$6	Counterparty financing spreads	17bps - 54bps	31bps

Other assets (2)	$104	Lapse rate	2% - 9%	5%
		Non-performance risk (counterparty credit risk)	42bps - 83bps	69bps
		Equity index volatility	15% - 29%	22%

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2025
(Amounts in millions)	Total	Level 1	Level 2	Level 3

Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$144	$—	$—	$144
Indexed universal life embedded derivatives	13	—	—	13

Total policyholder account balances	157	—	—	157

Derivative liabilities:
Interest rate swaps	752	—	752	—
Foreign currency swaps	5	—	5	—
Forward bond purchase commitments	102	—	—	102
Foreign currency forward contracts	24	—	24	—

Total derivative liabilities	883	—	781	102

Total liabilities	$1,040	$—	$781	$259

	December 31, 2024
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$155	$—	$—	$155
Indexed universal life embedded derivatives	15	—	—	15

Total policyholder account balances	170	—	—	170

Derivative liabilities:
Interest rate swaps	749	—	749	—
Foreign currency swaps	1	—	1	—
Forward bond purchase commitments	71	—	—	71

Total derivative liabilities	821	—	750	71

Total liabilities	$991	$—	$750	$241

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Beginning balance as of April 1, 2025	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2025	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$145	$6	$—	$—	$—	$—	$(6)	$—	$(1)	$144	$6	$—
Indexed universal life embedded derivatives	13	—	—	—	—	—	—	—	—	13	—	—

Total policyholder account balances	158	6	—	—	—	—	(6)	—	(1)	157	6	—

Derivative liabilities:
Forward bond purchase commitments	44	12	46	—	—	—	—	—	—	102	12	46

Total derivative liabilities	44	12	46	—	—	—	—	—	—	102	12	46

Total Level 3 liabilities	$202	$18	$46	$—	$—	$—	$(6)	$—	$(1)	$259	$18	$46

	Beginning balance as of April 1, 2024	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2024	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$163	$5	$—	$—	$—	$—	$(8)	$—	$—	$160	$5	$—
Indexed universal life embedded derivatives	15	(2)	—	—	—	3	—	—	—	16	(2)	—

Total policyholder account balances	178	3	—	—	—	3	(8)	—	—	176	3	—

Derivative liabilities:
Forward bond purchase commitments	13	7	13	—	—	—	—	—	—	33	7	13

Total derivative liabilities	13	7	13	—	—	—	—	—	—	33	7	13

Total Level 3 liabilities	$191	$10	$13	$—	$—	$3	$(8)	$—	$—	$209	$10	$13

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2025	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2025	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$155	$2	$—	$—	$—	$—	$(11)	$—	$(2)	$144	$2	$—
Indexed universal life embedded derivatives	15	(1)	—	—	—	—	(1)	—	—	13	(1)	—

Total policyholder account balances	170	1	—	—	—	—	(12)	—	(2)	157	1	—

Derivative liabilities:
Forward bond purchase commitments	71	8	23	—	—	—	—	—	—	102	8	24

Total derivative liabilities	71	8	23	—	—	—	—	—	—	102	8	24

Total Level 3 liabilities	$241	$9	$23	$—	$—	$—	$(12)	$—	$(2)	$259	$9	$24

	Beginning balance as of January 1, 2024	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2024	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$165	$13	$—	$—	$—	$—	$(17)	$—	$(1)	$160	$13	$—
Indexed universal life embedded derivatives	15	(6)	—	—	—	7	—	—	—	16	(6)	—

Total policyholder account balances	180	7	—	—	—	7	(17)	—	(1)	176	7	—

Derivative liabilities:
Forward bond purchase commitments	9	11	13	—	—	—	—	—	—	33	11	13

Total derivative liabilities	9	11	13	—	—	—	—	—	—	33	11	13

Total Level 3 liabilities	$189	$18	$13	$—	$—	$7	$(17)	$—	$(1)	$209	$18	$13

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2025	2024	2025	2024
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	18	10	9	18

Total	$18	$10	$9	$18

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	18	10	9	18

Total	$18	$10	$9	$18

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2025:

(Amounts in millions)	Fair value	Unobservable input	Range	Weighted-average (1)
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$144	Expected future interest credited	1% - 4%	2%
Indexed universal life embedded derivatives	$13	Expected future interest credited	3% - 13%	5%
Net market risk benefits (2) :
Fixed indexed annuities	$53	GMWB utilization rate	— % - 82%	67%
		Non-performance risk (credit spreads)	42bps - 83bps	69bps
		Expected future interest credited	1% - 4%	2%
Variable annuities	$342	Lapse rate	2% - 11%	5%
		GMWB utilization rate	59% - 90%	79%
		Non-performance risk (credit spreads)	42bps - 83bps	69bps
		Equity index volatility	15% - 29%	22%
Derivative liabilities:
Forward bond purchase commitments	$102	Counterparty financing spreads	23bps - 54bps	44bps

(1)	Unobservable inputs weighted by the policyholder account balances associated with the instrument and notional for derivative liabilities.
(2)	Refer to note 11 for additional details related to MRBs.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	June 30, 2025
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,334	$6,020	$—	$—	$6,020
Bank loan investments		(1)	532	540	—	—	540
Liabilities:
Long-term borrowings		(1)	1,520	1,470	—	1,470	—
Investment contracts		(1)	4,144	4,194	—	—	4,194
Commitments to fund investments:
Bank loan investments	$122		—	—	—	—	—
Private placement investments	394		—	—	—	—	—
Commercial mortgage loans	20		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

	December 31, 2024
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,411	$5,950	$—	$7	$5,943
Bank loan investments		(1)	535	542	—	—	542
Liabilities:
Long-term borrowings		(1)	1,518	1,436	—	1,436	—
Investment contracts		(1)	4,498	4,499	—	—	4,499
Commitments to fund investments:
Bank loan investments	$140		—	—	—	—	—
Private placement investments	263		—	—	—	—	—
Commercial mortgage loans	2		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
As of June 30, 2025 and December 31, 2024, we had $33 million and $25 million, respectively, of real estate owned assets included in other invested assets in our condensed consolidated balance sheets acquired through foreclosure in full or partial settlement of commercial mortgage loan obligations. These properties are initially recorded at fair value less estimated selling costs (the carrying value) and are subsequently valued at the lower of the carrying value or current fair value less estimated selling costs. As of December 31, 2024, these properties were adjusted to fair value less estimated selling costs, which was less than the carrying value. These amounts represented the fair value as of June 30, 2025 and December 31, 2024. The fair value of the real estate owned assets is classified as Level 2.
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
to
ten
of the typical contractual life of
ten
to
12
years.
The following table presents the carrying value of limited partnerships and commitments to fund as of the dates indicated:

	June 30, 2025		December 31, 2024
(Amounts in millions)	Carrying value	Commitments to fund	Carrying value	Commitments to fund
Limited partnerships accounted for at NAV:
Private equity funds (1)	$2,355	$1,410	$2,190	$1,434
Real estate funds (2)	132	66	128	74
Infrastructure funds (3)	133	171	123	178

Total limited partnerships accounted for at NAV	2,620	1,647	2,441	1,686

Limited partnerships accounted for at fair value	17	1	19	1
Limited partnerships accounted for under equity method of accounting	700	100	682	74

Total	$3,337	$1,748	$3,142	$1,761

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

(7) Deferred Acquisition Costs
The following tables present the balances of and changes in deferred acquisition costs as of and for the periods indicated:

	June 30, 2025
(Amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$823	$812	$37	$83	$1,755
Costs deferred	—	—	—	—	—
Amortization	(27)	(61)	(4)	(6)	(98)

Balance as of June 30	$796	$751	$33	$77	1,657

Enact segment					23

Total deferred acquisition costs					$1,680

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2024
(Amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$879	$941	$45	$98	$1,963
Costs deferred	—	—	—	—	—
Amortization	(56)	(129)	(8)	(15)	(208)

Balance as of December 31	$823	$812	$37	$83	1,755

Enact segment					24

Total deferred acquisition costs					$1,779

(8) Future Policy Benefits
The following table sets forth our liability for future policy benefits as of the dates indicated:

(Amounts in millions)	June 30, 2025	December 31, 2024
Long-term care insurance	$41,800	$41,172
Life insurance	1,536	1,564
Fixed annuities	10,609	10,695

Total long-duration insurance contracts	53,945	53,431

Deferred profit liability	125	129
Cost of reinsurance	41	50

Total future policy benefits	$54,111	$53,610

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the balances of and changes in the liability for future policy benefits as of and for the periods indicated:

	June 30, 2025
(Dollar amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities
Present value of expected net premiums:
Beginning balance as of January 1	$17,315	$3,690	$—
Beginning balance, at original discount rate	$17,625	$3,640	$—
Effect of changes in cash flow assumptions	6	—	—
Effect of actual variances from expected experience	(53)	(30)	—

Adjusted beginning balance	17,578	3,610	—
Issuances	—	—	20
Interest accretion	445	100	—
Net premiums collected (1)	(915)	(207)	(20)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	—

Ending balance, at original discount rate	17,108	3,503	—
Effect of changes in discount rate assumptions	(29)	87	—

Ending balance as of June 30	$17,079	$3,590	$—

Present value of expected future policy benefits:
Beginning balance as of January 1	$58,487	$4,741	$10,695
Beginning balance, at original discount rate	$60,587	$4,645	$9,568
Effect of changes in cash flow assumptions	22	—	—
Effect of actual variances from expected experience	(12)	(7)	(16)

Adjusted beginning balance	60,597	4,638	9,552
Issuances	—	—	19
Interest accretion	1,642	122	311
Benefit payments	(1,881)	(352)	(480)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	2

Ending balance, at original discount rate	60,358	4,408	9,404
Effect of changes in discount rate assumptions	(1,479)	147	1,205

Ending balance as of June 30	$58,879	$4,555	$10,609

Net liability for future policy benefits, before flooring adjustments	$41,800	$965	$10,609
Flooring adjustments (2)	—	571	—

Net liability for future policy benefits	41,800	1,536	10,609
Less: reinsurance recoverable	7,313	777	8,142

Net liability for future policy benefits, net of reinsurance recoverable	$34,487	$759	$2,467

Weighted-average liability duration (years)	12.2	5.6	9.9

(1)	Represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term care insurance
For the six months ended June 30, 2025, the impact of updates to cash flow assumptions resulted in an increase of
$16
million in the liability for future policy benefits due to unfavorable updates related to implementation timing of in-force rate actions. The unfavorable impact of cash flow assumption updates was partially offset in net income as a portion of the updates w as
 related to fully reinsured blocks of business. The impact of actual variances from expected experience resulted in an increase of $41 million in the liability for future policy benefits. This increase was primarily due to higher benefit utilization, partially offset by a $26 million gain related to a third-party recapture of a block of long-term care insurance policies. See note 16 for additional information on the third-party reinsurance recapture.
In the fourth quarter of 2024, we completed our annual review of cash flow assumptions including benefit utilization, incidence, mortality and in-force rate actions, among others. The impact of changes in cash flow assumptions during the year ended December 31, 2024 resulted in an increase of $146 million in the liability for future policy benefits primarily related to unfavorable updates to healthy life and near-term benefit utilization assumptions to better align with recent experience, including cost of care inflation. Although we did not make significant changes to our multi-year in-force rate action plan, the increase to the liability for future policy benefits was partially offset by favorable assumption updates for future in-force rate action approvals given our current plans for rate increase filings and our recent experience regarding approvals and regulatory support. The increase to the liability for future policy benefits was also partially offset by favorable updates to our short-term incidence assumptions for incurred but not reported claims, reducing sufficiency held through a period of heightened uncertainty around incidence during and immediately following the coronavirus pandemic. The unfavorable impact of changes in cash flow assumptions was partially offset in net income as a portion of the unfavorable updates was related to fully reinsured blocks of business. The impact of actual variances from expected experience during the year ended December 31, 2024 resulted in an increase of
$280 million in the liability for future policy benefits primarily due to lower terminations and higher claims.
Life insurance
For the six months ended June 30, 2025, the impact of actual variances from expected experience resulted in an increase of $23 million in the liability for future policy benefits primarily due to unfavorable mortality experience.
There were no significant cash flow assumption changes in the fourth quarter of 2024. The impact of actual variances from expected experience during the year ended December 31, 2024 resulted in an increase of $19 million in the liability for future policy benefits primarily due to unfavorable mortality impacts.
Fixed annuities
For the six months ended June 30, 2025, the impact of actual variances from expected experience resulted in a decrease of $16 million in the liability for future policy benefits primarily due to favorable mortality.
There were no significant cash flow assumption changes in the fourth quarter of 2024. The impact of actual variances from expected experience during the year ended December 31, 2024 resulted in a decrease of $39 million in the liability for future policy benefits primarily due to favorable mortality.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the weighted-average interest rates for the liability for future policy benefits as of the dates indicated:

	June 30, 2025	December 31, 2024
Long-term care insurance
Interest accretion (locked-in) rate	5.7%	5.7%
Current discount rate	5.6%	5.7%
Life insurance
Interest accretion (locked-in) rate	5.8%	5.8%
Current discount rate	5.1%	5.3%
Fixed annuities
Interest accretion (locked-in) rate	6.8%	6.8%
Current discount rate	5.5%	5.6%
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
The following table sets forth the amount of undiscounted and discounted expected future gross premiums and expected future benefit payments as of the dates indicated:

	June 30, 2025		December 31, 2024
(Amounts in millions)	Undiscounted	Discounted	Undiscounted	Discounted
Long-term care insurance
Expected future gross premiums	$34,856	$24,037	$36,325	$24,430
Expected future benefit payments	$119,561	$58,879	$121,356	$58,487
Life insurance
Expected future gross premiums	$9,476	$5,382	$9,896	$5,549
Expected future benefit payments	$6,405	$4,555	$6,764	$4,741
Fixed annuities
Expected future gross premiums	$—	$—	$—	$—
Expected future benefit payments	$22,458	$10,609	$22,933	$10,695
During the six months ended June 30, 2025, we recorded a charge of $5 million to net income due to expected benefits exceeding expected gross premiums, resulting in net premium ratios capped at
100% for certain cohorts in our life insurance products primarily due to higher claim severity.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income related to our liability for future policy benefits for the periods indicated:

	Three months ended June 30,				Six months ended June 30,				Year ended
	2025		2024		2025		2024		December 31, 2024
(Amounts in millions	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)
Long-term care insurance	$626	$599	$613	$589	$1,245	$1,197	$1,243	$1,178	$2,520	$2,361
Life insurance	153	10	165	14	308	22	334	29	647	54
Fixed annuities	—	155	—	160	—	311	—	322	—	639

Total	$779	$764	$778	$763	$1,553	$1,530	$1,577	$1,529	$3,167	$3,054

(1)	Amounts for interest accretion are included in benefits and other changes in policy reserves in the condensed consolidated statements of income.
(9) Policyholder Account Balances
The following table sets forth our liabilities for policyholder account balances as of the dates indicated:

(Amounts in millions)	June 30, 2025	December 31, 2024
Life insurance	$7,075	$7,235
Fixed annuities	3,520	3,789
Variable annuities	443	467
Fixed indexed annuity embedded derivatives (1)	144	155
Indexed universal life embedded derivatives (1)	13	15
Additional insurance liabilities (2)	2,955	2,920
Other	13	13

Total policyholder account balances	$14,163	$14,594

(1)	See note 5 for additional information.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the balances of and changes in policyholder account balances as of and for the periods indicated:

	June 30, 2025
(Dollar amounts in millions)	Life insurance	Fixed annuities	Variable annuities
Beginning balance as of January 1	$7,235	$3,789	$467
Issuances	—	—	—
Premiums received	231	8	6
Policy charges	(295)	(2)	(3)
Surrenders and withdrawals	(101)	(193)	(21)
Benefit payments	(155)	(159)	(32)
Net transfers from separate accounts	—	—	2
Interest credited	147	64	2
Other	13	13	22

Ending balance as of June 30	$7,075	$3,520	$443

Weighted-average crediting rate	3.9%	3.0%	3.3%
Net amount at risk (1)	$40,583	$29	$381
Cash surrender value	$4,036	$2,689	$443

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present policyholder account balances by range of guaranteed minimum crediting rate and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums as of the dates indicated:

	June 30, 2025
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$101	$48	$39	$—	$188
2.00%–2.99%	838	1	—	—	839
3.00%–3.99%	1,641	602	1,101	74	3,418
4.00% and greater	2,246	20	21	—	2,287

Total	$4,826	$671	$1,161	$74	$6,732

(1)	Excludes universal life insurance and investment contracts of $4,306 million that have an equity market component to their crediting strategy.

	December 31, 2024
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51– 150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$102	$57	$45	$—	$204
2.00%–2.99%	659	27	—	—	686
3.00%–3.99%	1,940	629	1,121	61	3,751
4.00% and greater	2,318	19	18	—	2,355

Total	$5,019	$732	$1,184	$61	$6,996

(1)	Excludes universal life insurance and investment contracts of $ 4,495 million that have an equity market component to their crediting strategy.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) Additional Insurance Liabilities
The following table presents the balances of and changes in additional liabilities related to death or other insurance benefits that are included within policyholder account balances related to universal and term universal life insurance products as of and for the periods indicated:

(Dollar amounts in millions)	June 30, 2025	December 31, 2024
Beginning balance as of January 1	$2,920	$2,887
Beginning balance before shadow accounting adjustments	$3,003	$2,939
Effect of changes in cash flow assumptions	—	28
Effect of actual variances from expected experience	12	(58)

Adjusted beginning balance	3,015	2,909
Issuances	—	—
Interest accretion	50	102
Assessments collected	119	245
Benefit payments	(153)	(253)
Derecognition (lapses and withdrawals)	—	—
Other (flooring adjustment)	(2)	—

Ending balance before shadow accounting adjustments	3,029	3,003
Effect of shadow accounting adjustments	(74)	(83)

Ending balance	2,955	2,920
Less: reinsurance recoverable	—	—

Additional insurance liabilities, net of reinsurance recoverable	$2,955	$2,920

Weighted-average liability duration (years)	17.4	17.8
For the six months ended June 30, 2025, the effect of actual variances from expected experience resulted in an increase to our additional insurance liabilities primarily driven by unfavorable mortality.
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
The following table provides the weighted-average interest rates for our additional insurance liabilities as of the dates indicated:

	June 30, 2025	December 31, 2024
Interest accretion rate (1)	3.3%	3.4%
Projected crediting rate (2)	3.8%	3.8%

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income related to additional insurance liabilities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2024
(Amounts in millions)	2025	2024	2025	2024
Gross assessments	$131	$132	$263	$265	$526
Interest accretion (1)	$25	$25	$50	$50	$102

(1)	Amounts for interest accretion are included in benefits and other changes in policy reserves in the condensed consolidated statements of income.
(11) Market Risk Benefits
The following table sets forth our market risk benefits by asset and liability position as of the dates indicated:

	June 30, 2025			December 31, 2024
(Amounts in millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Fixed indexed annuities	$—	$53	$53	$—	$48	$48
Variable annuities	58	400	342	57	417	360

Total market risk benefits	$58	$453	$395	$57	$465	$408

The following tables present the balances of and changes in market risk benefits as of and for the periods indicated:

	June 30, 2025
(Dollar amounts in millions)	Fixed indexed annuities	Variable annuities	Reinsurance recoverable (1)
Beginning balance as of January 1	$48	$360	$107
Beginning balance before effect of changes in instrument-specific credit risk	$45	$356	$107
Issuances	—	—	—
Interest accretion	1	9	3
Attributed fees collected	2	18	4
Benefit payments	—	(13)	(6)
Effect of changes in interest rates	4	29	4
Effect of changes in equity markets	—	(56)	(7)
Actual policyholder behavior different from expected behavior	(1)	(4)	(1)
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	—	—	—
Other	(1)	—	—

Ending balance before effect of changes in instrument-specific credit risk	50	339	104
Effect of changes in instrument-specific credit risk	3	3	—

Ending balance as of June 30	53	342	$104

Less: reinsurance recoverable	—	104

Market risk benefits, net of reinsurance recoverable	$53	$238

Weighted-average attained age of contractholders	74	76
Net amount at risk (2)

(1)	Represents the net reinsured asset related to our variable annuity MRBs.
(2)	See note 9 for additional information on the net amount at risk.

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
(12) Separate Accounts
The following table presents the balances of and changes in separate account liabilities, which are primarily comprised of variable annuity products, as of and for the periods indicated:

(Amounts in millions)	June 30, 2025	December 31, 2024
Beginning balance as of January 1	$4,438	$4,509
Premiums and deposits	14	29
Policy charges	(49)	(104)
Surrenders and withdrawals	(179)	(406)
Benefit payments	(110)	(217)
Investment performance	282	631
Net transfers to general account	(2)	(1)
Other charges	—	(3)

Ending balance	$4,394	$4,438

Cash surrender value (1)	$4,392	$4,436

(1)	Cash surrender value represents the amount of the contractholders’ account balances that was distributable less certain surrender charges.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Separate Account Assets
The following table presents the aggregate fair value of assets, by major investment asset category, supporting separate accounts as of the dates indicated:

(Amounts in millions)	June 30, 2025	December 31, 2024
Equity funds	$2,078	$2,087
Balanced funds	1,813	1,834
Bond funds	301	313
Money market funds	202	204

Total	$4,394	$4,438

(13) Liability for Policy and Contract Claims
The following table sets forth our liability for policy and contract claims as of the dates indicated:

(Amounts in millions)	June 30, 2025	December 31, 2024
Enact segment	$552	$525
Life and Annuities segment (1)	203	139
Other mortgage insurance business	8	6

Total liability for policy and contract claims	$763	$670

(1)	Primarily includes balances related to our universal and term universal life insurance products.
The following table presents the balances of and changes in our liability for policy and contract claims as of and for the periods indicated:

	Six months ended June 30,
(Amounts in millions)	2025	2024
Beginning balance as of January 1	$670	$652
Less reinsurance recoverable	(24)	(16)

Net beginning balance	646	636

Incurred related to insured events of:
Current year	528	452
Prior years	(77)	(118)

Total incurred	451	334

Paid related to insured events of:
Current year	(255)	(252)
Prior years	(101)	(85)

Total paid	(356)	(337)

Net ending balance	741	633
Add reinsurance recoverable	22	16

Ending balance as of June 30	$763	$649

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
For the six months ended June 30, 2025, our Enact segment recorded reserve releases of
$
95
million primarily related to insured events of prior years, largely driven by favorable cure performance on delinquencies from early 2024 and prior.
During the six months ended June 30, 2024, our Enact segment recorded reserve releases of $131 million primarily related to insured events of prior years, largely driven by favorable cure performance on early 2023 and prior delinquencies. As part of these reserve releases, Enact also decreased its assumptions for the rate at which delinquencies go to claim, primarily resulting from sustained favorable cure performance and lessening uncertainty in the economic environment, impacting both current and prior year delinquencies.
(14) Income Taxes
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in rate resulting from:
Tax on income from terminated swaps	5.1	(0.2)	5.2	3.8
Non-deductible expenses	1.1	0.4	1.4	1.1
Other, net	0.8	1.2	0.7	—

Effective rate	28.0%	22.4%	28.3%	25.9%

The effective tax rate for the three months ended June 30, 2025 and the six months ended June 30, 2025 and 2024 was above the statutory U.S. federal income tax rate of 21% largely due to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income. The increase in the effective tax rate for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily attributable to a change in the interim period tax provision methodology in the prior year as discussed below. The increase in the effective tax rate for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily driven by tax expense on certain forward starting swaps gains in relation to pre-tax income.
U.S. GAAP generally requires an annualized effective tax rate to be used for interim reporting periods, utilizing projections of full year results. However, in certain circumstances it is appropriate to record the actual effective tax rate for the period if a reliable full year estimate cannot be made. Although we used the annualized projected effective tax rate during the interim period ending March 31, 2024 for all segments, we concluded that using an actual effective tax rate reflecting actual year-to-date income (loss) provides a better estimate for our

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Care Insurance and Life and Annuities segments for interim reporting. Accordingly, for the three and six months ended June 30, 2025 and 2024, we utilized the actual effective tax rate for the interim period to record the provision for income taxes for our Long-Term Care Insurance and Life and Annuities segments and the annualized projected effective tax rate for our Enact segment and Corporate and Other.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes certain tax provisions, was signed into law. We do not expect the OBBBA to have a material impact on our consolidated financial statements.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our reportable segments for the three months ended June 30:

	2025			2024
(Amounts in millions)	Enact	Long-Term Care Insurance	Life and Annuities	Enact	Long-Term Care Insurance	Life and Annuities
Revenues:
Premiums	$245	$578	$39	$244	$564	$44
Net investment income	66	516	216	59	494	250
Policy fees and other income	1	—	156	3	—	164

	312	1,094	411	306	1,058	458
Less:
Benefits and other changes in policy reserves (1)	25	951	220	(17)	934	237
Cash flow assumption updates (1)	—	8	—	—	(24)	—
Actual variances from expected experience (1)	—	42	10	—	67	(4)
Amortization of deferred acquisition costs and intangibles (1)	3	16	37	2	18	39
Interest expense (2)	12	—	—	13	—	—
Other segment expenses (2), (3)	51	115	154	51	82	187
Provision (benefit) for income taxes (2)	47	(1)	(3)	55	10	—
Adjusted operating income attributable to noncontrolling interests	33	—	—	37	—	—

Reportable segment adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$141	$(37)	$(7)	$165	$(29)	$(1)

(1)	Significant expense category and amounts, which align with segment-level information, as applicable, that is regularly provided to the CODM.
(2)	Other segment items not considered a significant expense category.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our reportable segments for the six months ended June 30:

	2025			2024
(Amounts in millions)	Enact	Long-Term Care Insurance	Life and Annuities	Enact	Long-Term Care Insurance	Life and Annuities
Revenues:
Premiums	$490	$1,149	$83	$485	$1,142	$97
Net investment income	129	967	436	116	958	504
Policy fees and other income	3	—	312	3	—	322

	622	2,116	831	604	2,100	923
Less:
Benefits and other changes in policy reserves (1)	56	1,895	464	3	1,870	487
Cash flow assumption updates (1)	—	7	—	—	(26)	—
Actual variances from expected experience (1)	—	25	32	—	53	4
Amortization of deferred acquisition costs and intangibles (1)	5	33	77	4	35	84
Interest expense (2)	24	—	—	26	—	—
Other segment expenses (2), (3)	100	224	310	102	183	369
Provision (benefit) for income taxes (2)	94	(1)	(12)	101	11	(5)
Adjusted operating income attributable to noncontrolling interests	65	—	—	68	—	—

Reportable segment adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$278	$(67)	$(40)	$300	$(26)	$(16)

(1)	Significant expense category and amounts, which align with segment-level information, as applicable, that is regularly provided to the CODM.
(2)	Other segment items not considered a significant expense category.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the reconciliation of total reportable segment adjusted operating income available to Genworth Financial, Inc.’s common stockholders to net income available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions)	2025	2024	2025	2024
Total reportable segment adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$97	$135	$171	$258
Corporate and other	(29)	(10)	(52)	(48)

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	68	125	119	210
Net investment gains (losses) available to Genworth Financial, Inc.’s common stockholders	(27)	(60)	1	(10)
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges	15	10	(4)	36
Gains (losses) on early extinguishment of debt	—	(7)	—	(6)
Expenses related to restructuring	—	(4)	1	(11)
Taxes on adjustments	2	13	—	(2)

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	58	77	117	217
Loss from discontinued operations, net of taxes	(7)	(1)	(12)	(2)

Net income available to Genworth Financial, Inc.’s common stockholders	$51	$76	$105	$215

The following table presents total assets for our reportable segments as of the dates indicated:

(Amounts in millions)	June 30, 2025	December 31, 2024
Enact	$6,777	$6,525
Long-Term Care Insurance	$45,725	$44,877
Life and Annuities	$33,355	$33,797
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
TVPX ARS, INC. v. GLAIC
In September 2018, Genworth Life and Annuity Insurance Company (“GLAIC”), our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned
TVPX ARS, INC., as Securities Intermediary for Consolidated Wealth Management, LTD. on behalf of itself and all others similarly situated v. Genworth Life and Annuity Insurance Company
. The plaintiff alleges unlawful and excessive cost of insurance charges were imposed on policyholders. The complaint asserts claims for breach of contract, alleging that Genworth improperly considered non-mortality factors when calculating cost of insurance rates and failed to decrease cost of insurance charges in light of improved expectations of future mortality, and seeks unspecified compensatory damages, costs and equitable relief. On October 29, 2018, we filed a motion to enjoin the case in the Middle District of Georgia, and a motion to dismiss and motion to stay in the Eastern District of Virginia. We moved to enjoin the prosecution of the Eastern District of Virginia action on the basis that it involves claims released in a prior nationwide class action settlement (the “McBride settlement”) that was approved by the Middle District of Georgia. The plaintiff filed an amended complaint on November 13, 2018. On December 6, 2018, we moved the Middle District of Georgia for leave to file our counterclaim, which alleges that the plaintiff breached the covenant not to sue contained in the prior settlement agreement by filing its current action. On March 15, 2019, the Middle District of Georgia granted our motion to enjoin and denied our motion for leave to file our counterclaim. As such, the plaintiff is enjoined from pursuing its class action in the Eastern District of Virginia. On March 29, 2019, the plaintiff filed a notice of appeal in the Middle District of Georgia, notifying the Court of its appeal to the United States Court of Appeals for the Eleventh Circuit from the order granting our motion to

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

enjoin. On March 29, 2019, we filed our notice of cross-appeal in the Middle District of Georgia, notifying the Court of our cross-appeal to the Eleventh Circuit from the portion of the order denying our motion for leave to file our counterclaim. On April 8, 2019, the Eastern District of Virginia dismissed the case without prejudice, with leave for the plaintiff to refile an amended complaint only if a final appellate Court decision vacates the injunction and reverses the Middle District of Georgia’s opinion. On May 21, 2019, the plaintiff filed its appeal and memorandum in support in the Eleventh Circuit. We filed our response to the plaintiff’s appeal memorandum on July 3, 2019. The Eleventh Circuit Court of Appeals heard oral argument on the plaintiff’s appeal and our cross-appeal on April 21, 2020. On May 26, 2020, the Eleventh Circuit Court of Appeals vacated the Middle District of Georgia’s order enjoining the plaintiff’s class action and remanded the case back to the Middle District of Georgia for further factual development as to whether Genworth has altered how it calculates or charges cost of insurance since the McBride settlement. The Eleventh Circuit Court of Appeals did not reach a decision on Genworth’s counterclaim. On June 30, 2021, we filed in the Middle District of Georgia our renewed motion to enforce the class action settlement and release and renewed our motion for leave to file a counterclaim. The briefing on both motions concluded in October 2021. On March 24, 2022, the Court denied our motions. On April 11, 2022, we filed an appeal of the Court’s denial to the United States Court of Appeals for the Eleventh Circuit. On June 22, 2022, we filed our opening brief in support of the appeal. The plaintiff filed its respondent’s brief on September 20, 2022, and we filed our reply brief on November 10, 2022. The appeal was orally argued on August 17, 2023, and on January 8, 2025, the Eleventh Circuit entered an order affirming the district court’s order. On January 29, 2025, we moved for rehearing by the panel and by the full court. On March 4, 2025, the Eleventh Circuit denied our motion for rehearing. On March 7, 2025, the plaintiff refiled its complaint in the United States District Court for the Eastern District of Virginia. On May 9, 2025, we moved to dismiss the refiled complaint for failure to state a cause of action. The plaintiff filed an amended complaint on June 24, 2025 and a second amended complaint on July 14, 2025. On July 28, 2025, we moved to dismiss the second amended complaint for failure to state a cause of action. We intend to continue to vigorously defend this action.
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
The plaintiffs allege that GLIC paid dividends to its parent and engaged in certain reinsurance transactions causing it to maintain inadequate capital capable of meeting its obligations to GLIC policyholders and agents. The complaint alleges causes of action for intentional fraudulent transfer and constructive fraudulent transfer and seeks injunctive relief. We moved to dismiss this action in December 2018. On January 29, 2019, the plaintiffs exercised their right to amend their complaint. On March 12, 2019, we moved to dismiss the plaintiffs’ amended complaint. On April 26, 2019, the plaintiffs filed a memorandum in opposition to our motion to dismiss, which we replied to on June 14, 2019. On August 7, 2019, the plaintiffs filed a motion seeking to prevent proceeds that GFIH expected to receive from the then planned sale of its shares in Genworth MI Canada Inc. (“Genworth Canada”) from being transferred out of GFIH. On September 11, 2019, the plaintiffs filed a renewed motion seeking the same relief as their August 7, 2019 motion with an exception that allowed GFIH to transfer $450 million of expected proceeds from the sale of Genworth Canada through a dividend to Genworth Holdings to allow the pay-off of a senior secured term loan facility dated March 7, 2018 among Genworth Holdings as the borrower, GFIH as the limited guarantor and the lending parties thereto. Oral arguments on our motion to dismiss and the plaintiffs’ motion occurred on October 21, 2019, and the plaintiffs’ motion was denied. On January 31, 2020, the Court granted in part our motion to dismiss, dismissing claims relating to $395 million in dividends GLIC paid to its parent from 2012 to 2014 (out of the $410 million in total dividends subject to the plaintiffs’ claims). The Court denied the balance of the motion to dismiss leaving a claim relating to $15 million in dividends and unquantified claims

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

relating to the 2016 termination of a reinsurance transaction. On March 27, 2020, we filed our answer to the plaintiffs’ amended complaint. On May 26, 2021, the plaintiffs filed a second amended and supplemental class action complaint adding additional factual allegations and three new causes of action. On July 26, 2021, we moved to dismiss the three new causes of action and answered the balance of the second amended and supplemental class action complaint. The plaintiffs filed an opposition to our motion to dismiss on September 30, 2021. The Court heard oral arguments on the motion on December 7, 2021 and ordered each party to file supplemental submissions, which were filed on January 28, 2022. On May 10, 2022, the Court granted our motion to dismiss the three new causes of action. On January 27, 2022, the plaintiffs filed a motion for a preliminary injunction seeking to enjoin GFIH from transferring any assets to any affiliate, including paying any dividends to Genworth Holdings and to enjoin Genworth Holdings and Genworth Financial from transferring or distributing any value to Genworth Financial’s shareholders. On June 2, 2022, the plaintiffs withdrew their motion for a preliminary injunction. On January 12, 2024, the plaintiffs moved for class certification. We filed our opposition papers on February 23, 2024. On March 25, 2025, we filed a motion for summary judgment dismissing the second amended complaint, and the plaintiffs filed opposition papers as well as a motion for rule 56(d) relief on May 14, 2025. On June 18, 2025, we filed reply papers in further support of our motion for summary judgment and moved separately to strike the plaintiffs’ motion for rule 56(d) relief. The plaintiffs opposed our motion to strike on July 11, 2025. We intend to continue to vigorously defend this action.
Trauernicht et al v. Genworth Financial
On August 1, 2022, a putative class action was filed in the United States District Court for the Eastern District of Virginia by two former Genworth employees against Genworth Financial, its Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Retirement and Savings Plan (“Savings Plan”). The plaintiffs purport to act on behalf of the Savings Plan and all similarly situated participants and beneficiaries of the Savings Plan. The complaint asserts that the defendants breached their fiduciary duties under ERISA by imprudently offering and inadequately monitoring a suite of BlackRock Target Date Funds as a retirement investment option for Genworth employees. The plaintiffs seek declaratory and injunctive relief, monetary damages and attorney’s fees. By stipulation entered September 6, 2022, the complaint was dismissed, without prejudice, against the Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Savings Plan. On October 17, 2022, we moved to dismiss the complaint against the sole remaining defendant, Genworth Financial. The plaintiffs filed opposition papers on November 10, 2022, and we filed our reply papers on November 16, 2022. By order dated January 20, 2023, the Court granted the plaintiffs’ motion to serve an amended complaint, rendering our initial motion to dismiss moot. On January 20, 2023, the plaintiffs filed an amended complaint, and on February 2, 2023, we filed a motion to dismiss the amended complaint. On March 16, 2023, the Court directed the plaintiffs to file a second amended complaint and denied our motion to dismiss the amended complaint. The plaintiffs filed the second amended complaint on April 17, 2023. On May 15, 2023, we answered and moved to dismiss the second amended complaint. On September 13, 2023, the Court granted in part and denied in part our motion to dismiss the second amended complaint. The plaintiffs moved for class certification on October 16, 2023, and we filed opposition papers on December 4, 2023. Oral argument on the plaintiffs’ class certification motion was heard on February 12, 2024. On February 20, 2024, we moved for summary judgment dismissing the claims, and the plaintiffs filed opposition papers on March 5, 2024. Oral argument was conducted on our summary judgment motion on March 25, 2024. On August 15, 2024, the Court granted the plaintiffs’ motion and certified the case as a class action. On August 29, 2024, the Court denied our motion for summary judgment. We filed a motion for leave to appeal from the trial court’s class certification order, and the United States Court of Appeals for the Fourth Circuit granted leave to appeal on September 13, 2024. On March 7, 2025, we filed our opening appellate brief in the Fourth Circuit, and the plaintiffs filed their responding brief on April 7, 2025. The case is now stayed in trial court pending the determination of our appeal to the Fourth Circuit, which has been tentatively scheduled for oral argument during the October 2025 term. We intend to continue to vigorously defend this action.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

M/O Arbitration Between Blue Cross Blue Shield Nebraska and GLIC
On December 16, 2022, Blue Cross Blue Shield of Nebraska (“BCBSNE”) served an arbitration demand on GLIC in relation to BCBSNE’s stated intent to recapture a block of long-term care insurance policies for which the risk was partly ceded to GLIC. In its arbitration demand, BCBSNE alleged that GLIC breached the governing reinsurance agreement by refusing to agree to transfer assets equal to the fair value of the liabilities being recaptured. BCBSNE asserted it had satisfied all of its obligations under the reinsurance agreement and sought to recapture the ceded block of reinsurance. BCBSNE sought damages equal to the fair value of the recaptured liabilities, plus interest and other damages, including attorneys’ fees and costs. The arbitration panel was appointed, and an organizational meeting was held on August 30, 2023. The arbitration proceeding occurred in September 2024, and the arbitration panel issued its final decision on May 19, 2025. Following the arbitration panel’s final decision, we made a $
24
million payment to BCBSNE and released $
50
million in insurance reserves, at the locked-in discount rate, related to the policies recaptured, resulting in a pre-tax gain of $
26
million in the second quarter of 2025.
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
Bailey v. Genworth Financial, Inc
. The actions relate to the data security events involving the MOVEit file transfer system, which PBI Research Services (“PBI”), a third-party vendor, uses in the performance of its services (“MOVEit Cybersecurity Incident”). Our life insurance subsidiaries use PBI to, among other things, satisfy applicable regulatory obligations to search various databases to identify the deaths of insured persons under life insurance policies, and to identify the deaths of long-term care insurance and annuity policies which can impact premium payment obligations and benefit eligibility. The plaintiffs seek to represent various classes and subclasses of Genworth long-term care insurance policyholders and agents whose data was accessed or potentially accessed by the MOVEit Cybersecurity Incident, alleging that Genworth breached its purported duty to safeguard their sensitive data from cybercriminals. The complaints assert claims for, inter alia, negligence, negligence per se, breach of contract, unjust enrichment, and violations of various consumer protection and privacy statutes, and they seek, inter alia, declaratory and injunctive relief, compensatory and punitive damages, restitution, attorneys’ fees and costs. On October 4, 2023, the Joint Panel on Multidistrict Litigation issued an order consolidating all actions relating to the MOVEit Cybersecurity Incident before a single federal judge in the United States District Court for the District of Massachusetts. All defendants, including the Genworth entities, filed a joint motion to dismiss the complaints on July 23, 2024. Oral argument on this motion occurred on October 9, 2024. On December 12, 2024, as relevant to Genworth, the court denied the motion. On February 4, 2025, several defendants, including the Genworth entities, filed a second motion to dismiss the complaints, and the plaintiffs filed opposition papers on April 7, 2025. Oral argument was conducted on the second motion to dismiss on May 12, 2025. We intend to continue to vigorously defend these actions.
Fox v. GLAIC
In March 2024, GLAIC was served with a putative class action lawsuit venued in the Superior Court of the State of California, Sacramento County, captioned
James Fox, individually and on behalf of the class v. Genworth

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Life and Annuity Insurance Co
. The plaintiff, the holder of a lapsed California GLAIC life insurance policy, seeks to represent a class of current and former California GLAIC policyholders and beneficiaries whose policies were allegedly wrongfully terminated. The complaint alleges that GLAIC wrongfully terminated hundreds of California life insurance policies by failing to provide the policyholders with the notices and grace periods mandated by the contract and by the California Insurance Code as interpreted by the California Supreme Court in
McHugh v. Protective Life Ins. Co
. The complaint asserts causes of action for breach of contract, violation of the California Insurance Code, unfair competition and bad faith, and it seeks, inter alia, declaratory and injunctive relief, compensatory damages, restitution, attorneys’ fees and costs. The action was removed to the United States District Court for the Eastern District of California on April 3, 2024. On May 8, 2024, we answered the complaint. On October 15, 2024, the court granted our motion to stay the action pending final determination of an appeal in a related case. On March 4, 2025, the court lifted the stay, and the plaintiff filed an amended complaint on April 21, 2025. On June 2, 2025, we answered the complaint and moved to strike its class action allegations. The plaintiff filed opposition papers to our motion to strike on June 16, 2025. The plaintiff moved to remand the matter to state court on June 30, 2025, and we opposed that motion on July 22, 2025. We intend to continue to vigorously defend this action.
Kaplan v. GLIC
On January 17, 2025, GLIC, Genworth Life Insurance Company of New York and various AARP entities were named as defendants in a putative class action lawsuit in the Superior Court of the District of Columbia captioned
Sharon R. Kaplan and Richard A. Kaplan on behalf of themselves and all others similarly situated v. Genworth Life Insurance Co. et al
. The complaint alleges that the Genworth and AARP defendants violated the District of Columbia Consumer Protection Procedures Act by affirmatively misrepresenting and failing to adequately disclose information regarding the pricing structure and likelihood of rate increases for the My Future My Plan 2 series of long-term care insurance policies. The complaint further alleges that the Genworth defendants breached the terms of the relevant insurance contracts by increasing premiums because of the policies’ inflation protection component and by acting unreasonably in violation of the covenant of good faith and fair dealing. The complaint seeks, among other things, monetary damages and civil penalties. We removed the action to the United States District Court for the District of Columbia on April 17, 2025. We moved to dismiss the complaint for failure to state a cause of action on May 15, 2025, and the plaintiff opposed that motion on July 7, 2025. We intend to continue to vigorously defend this action.
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
(b) Commitments and Guarantees
See note 6 for amounts we were committed to fund related to our investments as of June 30, 2025.
As previously disclosed, in connection with pending litigation between AXA S.A. (“AXA”) and Santander Cards UK Limited (“Santander”) related to the payment protection insurance (“PPI”) mis-selling losses, Genworth has certain rights to share in any recoveries by AXA to recoup payments it previously made to AXA

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for the underlying PPI mis-selling losses. Genworth is not a named party in the litigation with Santander, and, therefore, does not ultimately control the litigation. In order to better align the interests of AXA and Genworth in the litigation, in March 2025, Genworth agreed to provide AXA a guarantee for the recovery of certain of AXA’s PPI mis-selling losses not previously reimbursed by Genworth, regardless of the ultimate outcome of the litigation. The guarantee was provided through a stand-by letter of credit (“LC”) issued by a third-party financial institution for the benefit of AXA and a reimbursement agreement between Genworth and the third-party financial institution. Genworth could be required to pay an amount under the guarantee, through the reimbursement agreement, up to £
80
million. Whether AXA may draw upon the LC is subject to the amount of any settlement between AXA and Santander, or certain milestones in the court proceedings. On July 25, 2025, the U.K. High Court issued a liability judgment in favor of AXA in the legal proceedings against Santander. The judgment finds Santander liable for AXA’s losses resulting from Santander’s mis-selling. The judge awarded AXA damages, interest, and costs of approximately £680 million ($911 million). Under prior agreements between Genworth and AXA, Genworth is entitled to share in funds that AXA recovers from third parties related to the mis-selling losses. If the judgment is paid in full and appeals, if any, are favorably resolved, Genworth could be entitled to recover approximately $750 million, depending upon the applicable exchange rate at that time. As of June 30, 2025, we have not recorded any amounts related to the guarantee or associated with recoveries in connection with the liability judgment.
(17) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total

Balances as of April 1, 2025	$(2,660)	$535	$704	$(6)	$6	$(1,421)
OCI before reclassifications	120	(124)	66	1	12	75
Amounts reclassified from OCI	14	(31)	—	—	—	(17)

Current period OCI	134	(155)	66	1	12	58
Balances as of June 30, 2025 before noncontrolling interests	(2,526)	380	770	(5)	18	(1,363)

Less: change in OCI attributable to noncontrolling interests	10	—	—	—	(1)	9

Balances as of June 30, 2025	$(2,536)	$380	$770	$(5)	$19	$(1,372)

(1)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total

Balances as of April 1, 2024	$(2,615)	$849	$(334)	$(6)	$12	$(2,094)
OCI before reclassifications	(442)	(85)	958	—	(5)	426
Amounts reclassified from OCI	15	(34)	—	—	—	(19)

Current period OCI	(427)	(119)	958	—	(5)	407
Balances as of June 30, 2024 before noncontrolling interests	(3,042)	730	624	(6)	7	(1,687)

Less: change in OCI attributable to noncontrolling interests	—	—	—	—	—	—

Balances as of June 30, 2024	$(3,042)	$730	$624	$(6)	$7	$(1,687)

(1)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total

Balances as of January 1, 2025	$(3,156)	$492	$1,023	$(5)	$4	$(1,642)
OCI before reclassifications	623	(50)	(253)	—	14	334
Amounts reclassified from OCI	17	(62)	—	—	—	(45)

Current period OCI	640	(112)	(253)	—	14	289
Balances as of June 30, 2025 before noncontrolling interests	(2,516)	380	770	(5)	18	(1,353)

Less: change in OCI attributable to noncontrolling interests	20	—	—	—	(1)	19

Balances as of June 30, 2025	$(2,536)	$380	$770	$(5)	$19	$(1,372)

(1)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total

Balances as of January 1, 2024	$(2,130)	$1,010	$(1,439)	$(8)	$12	$(2,555)
OCI before reclassifications	(945)	(210)	2,063	2	(5)	905
Amounts reclassified from OCI	32	(70)	—	—	—	(38)

Current period OCI	(913)	(280)	2,063	2	(5)	867
Balances as of June 30, 2024 before noncontrolling interests	(3,043)	730	624	(6)	7	(1,688)

Less: change in OCI attributable to noncontrolling interests	(1)	—	—	—	—	(1)

Balances as of June 30, 2024	$(3,042)	$730	$624	$(6)	$7	$(1,687)

(1)	See note 5 for additional information.
As of June 30, 2025 and 2024, the balances of the change in the discount rate used to measure future policy benefits were net of taxes of $(209) million and $(169) million, respectively, and the balances of the change in instrument-specific credit risk of MRBs were net of taxes of $1 million for both periods. The foreign currency translation and other adjustments balance in the charts above included $
34
million and $
30
 million, respectively, net of taxes of $
(9
) million and $
(8
)
million, respectively, related to a net unrecognized postretirement benefit obligation as of June 30, 2025 and 2024. The balance also included taxes of $(2) million and $
1
million, respectively, related to foreign currency translation adjustments as of June 30, 2025 and 2024.
The following table shows reclassifications from accumulated other comprehensive income (loss), net of taxes, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,		Affected line item in the condensed consolidated statements of income
(Amounts in millions)	2025	2024	2025	2024
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments	$18	$19	$22	$41	Net investment (gains) losses
Income taxes	(4)	(4)	(5)	(9)	Provision for income taxes

Total	$14	$15	$17	$32

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(47)	$(52)	$(95)	$(105)	Net investment income
Interest rate swaps hedging assets	(1)	(1)	(2)	(5)	Net investment (gains) losses
Interest rate swaps hedging liabilities	1	1	1	2	Interest expense
Income taxes	16	18	34	38	Provision for income taxes

Total	$(31)	$(34)	$(62)	$(70)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” “may” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to potential dividends or share repurchases; future return of capital by Enact Holdings, Inc. (“Enact Holdings”), including share repurchases, and quarterly and special dividends; the cumulative economic benefit of approved and future rate actions included in our long-term care insurance multi-year in-force rate action plan; planned investments in and our outlook for new lines of business or new insurance and other products and services, such as those we are pursuing with our CareScout business (“CareScout”), including through our CareScout services business (“CareScout Services”) and our CareScout insurance business (“CareScout Insurance”); the timing of any future insurance offering through CareScout Insurance; future financial performance, including the expectation that quarterly adverse variances between actual and expected experience could persist resulting in future remeasurement losses in our long-term care insurance business; any potential future judgment, recovery and/or payment amounts in connection with the AXA S.A. (“AXA”) and Santander Cards UK Limited (“Santander”) litigation, Genworth’s planned use of proceeds from any recovery in connection with the litigation, including share repurchases, debt repurchases and investments in new businesses; future financial condition and liquidity of our businesses; and statements we make regarding the outlook of the U.S. economy.

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

•	the impact on any potential recovery in the AXA and Santander litigation resulting from a successful appeal, significant delays or any other adverse development in the litigation;

•	adverse changes to the structure or requirements of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the U.S. mortgage insurance

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

•

changes in economic, market and political conditions, labor shortages and fluctuating interest rates; unanticipated financial events, which could lead to market-wide liquidity problems and other significant market disruption resulting in losses, defaults or credit rating downgrades of other financial institutions; deterioration in economic conditions, a recession or a decline in home prices, all of which could be driven by many potential factors; an increase in the cost of care impacting our long-term care insurance business; changes in international trade policy, including the potential impact of new or increased tariffs, retaliatory policies or actions from other countries, and trade wars or other events that lead to political and economic instability; changes in government or monetary policies, including U.S. federal tax laws, such as the One Big Beautiful Bill Act that was signed into law on July 4, 2025, tax rates or interest rates; changes within regulatory agencies as a result of the change in the U.S. Administration in January 2025; changes in immigration policy; and fluctuations in international securities markets;

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

Strategic Update

Creating shareholder value

We continue to create shareholder value through Enact’s growing market value and capital returns. Enact Holdings provided $94 million of capital returns to Genworth Holdings in the second quarter of 2025. We believe capital returns from Enact will continue to benefit our shareholders by funding our strategic initiatives, including new CareScout products and services, as well as share repurchases and opportunistic debt reduction. Since the initial authorization of Genworth Financial’s share repurchase program in May 2022 and through July 31, 2025, we have repurchased $630 million worth of shares of Genworth Financial’s common stock. For additional information on our share repurchase program, see “—Liquidity and Capital Resources.”

Legacy businesses

We continue to make progress on our strategic priority to maintain self-sustaining, customer-centric legacy U.S. life insurance subsidiaries, including our long-term care insurance, life insurance and annuity businesses. Our long-term care insurance multi-year in-force rate action plan continues to be our most effective tool in supporting this strategic priority. We achieved an estimated cumulative economic benefit of approximately $31.6 billion, on a net present value basis, of approved rate actions since 2012 through the second quarter of 2025. As we manage our legacy U.S. life insurance subsidiaries on a standalone basis, these entities will continue to rely on their statutory capital, significant reserves, prudent management of the in-force blocks and long-term care insurance in-force rate actions to satisfy policyholder obligations. For additional information regarding our in-force rate actions, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment—Long-Term Care Insurance segment.”

CareScout growth initiatives

We plan to drive future growth through CareScout with innovative, consumer-focused aging care services and funding solutions.

CareScout Services made strong progress during the second quarter of 2025, increasing its network of long-term care providers (“CareScout Quality Network”) to nearly 650 home care providers nationwide, and continued to see growth in the number of CareScout members who received first-time services from the network. Substantially all of the providers in the CareScout Quality Network have agreed to hourly rates below the median cost of care in their respective zip codes (as determined by Genworth and CareScout’s Cost of Care Survey in effect when the providers were added). In addition to the benefits to consumers, the discounts available through the network are expected to further mitigate risk in our legacy long-term care insurance block by reducing claims costs, aligning the interests of long-term care providers, CareScout Services and CareScout members. Throughout the remainder of 2025, we plan to add assisted living communities in large metropolitan areas while continuing to grow our home care provider network and invest in scaling our technology-enabled platform along with marketing and brand awareness. We are also executing on our plan to expand network access to other long-term care insurance carriers with closed blocks of business and have begun pilot programs with two long-term care insurers. In the second quarter of 2025, we expanded our product offerings through CareScout Services with the launch of Care Plans, which provides virtual care evaluations conducted by a licensed nurse and tailored aging care strategies and local resources for consumers. In addition to helping families navigate the aging journey, the new Care Plans offering and the continued expansion of the CareScout Quality Network are expected to contribute to fee-based revenue growth, in line with our strategy of diversifying earnings and scaling our capital-light services business. We plan to invest approximately $45 million to $50 million in CareScout Services for the full year 2025 as we continue to build out the offering.

We also continue to work towards rolling out innovative solutions to meet the growing demand for aging care funding through CareScout Insurance. In April 2025, our individual long-term care insurance product, CareScout Care Assurance, was approved by the Interstate Insurance Product Regulation Commission (“Compact”), which extended to 23 individual jurisdictions. As of June 30, 2025, CareScout Care Assurance has been approved by 6 additional jurisdictions that do not participate in the Compact, for a total of 29 approvals. We are in the process of filing for additional state licenses and plan to launch the product later this year. This product has been developed with meaningful, but limited coverage and assumptions designed to reduce the need for future premium increases. CareScout Care Assurance will also include access to the CareScout Quality Network, which provides significant discounts on care costs to help policyholders optimize their claim dollars. We plan to contribute $85 million of capital to our CareScout Insurance subsidiary for the full year 2025 to meet regulatory capital requirements. The increase from our previously planned capital investment of $75 million reflects lower investment income expected to be earned in 2025 in our CareScout Insurance subsidiary as a result of later than originally anticipated funding, leading to modestly higher capital requirements. We anticipate this initial capital investment will be the majority of the funding we allocate to this business over the next three years. Though actual funding may vary based on business performance and other developments, we expect amounts in subsequent years will be smaller than this initial amount.

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

Financial Strength and Credit Ratings

There were no changes in the financial strength ratings of our principal insurance subsidiaries or the credit ratings of Genworth Financial and Genworth Holdings subsequent to February 28, 2025, the date we filed our 2024 Annual Report on Form 10-K. For additional information regarding the financial strength ratings of Genworth Financial’s insurance subsidiaries and the credit ratings of Genworth Financial and Genworth Holdings, including their importance to our business, see “Item 1—Business—Ratings” in our 2024 Annual Report on Form 10-K.

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

Consolidated Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$865	$855	$10	1%
Net investment income	802	808	(6)	(1)%
Net investment gains (losses)	(28)	(61)	33	54%
Policy fees and other income	157	167	(10)	(6)%

Total revenues	1,796	1,769	27	2%

Benefits and expenses:
Benefits and other changes in policy reserves	1,195	1,151	44	4%
Liability remeasurement (gains) losses	60	39	21	54%
Changes in fair value of market risk benefits and associated hedges	(10)	(8)	(2)	(25)%
Interest credited	94	125	(31)	(25)%
Acquisition and operating expenses, net of deferrals	249	229	20	9%
Amortization of deferred acquisition costs and intangibles	57	60	(3)	(5)%
Interest expense	26	30	(4)	(13)%

Total benefits and expenses	1,671	1,626	45	3%

Income from continuing operations before income taxes	125	143	(18)	(13)%
Provision for income taxes	35	32	3	9%

Income from continuing operations	90	111	(21)	(19)%
Loss from discontinued operations, net of taxes	(7)	(1)	(6)	NM (1)

Net income	83	110	(27)	(25)%
Less: net income attributable to noncontrolling interests	32	34	(2)	(6)%

Net income available to Genworth Financial, Inc.’s common stockholders	$51	$76	$(25)	(33)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table sets forth the consolidated results of operations for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$1,727	$1,730	$(3)	—%
Net investment income	1,541	1,590	(49)	(3)%
Net investment gains (losses)	(1)	(12)	11	92%
Policy fees and other income	315	325	(10)	(3)%

Total revenues	3,582	3,633	(51)	(1)%

Benefits and expenses:
Benefits and other changes in policy reserves	2,412	2,354	58	2%
Liability remeasurement (gains) losses	64	31	33	106%
Changes in fair value of market risk benefits and associated hedges	8	(31)	39	126%
Interest credited	193	250	(57)	(23)%
Acquisition and operating expenses, net of deferrals	485	465	20	4%
Amortization of deferred acquisition costs and intangibles	117	125	(8)	(6)%
Interest expense	52	60	(8)	(13)%

Total benefits and expenses	3,331	3,254	77	2%

Income from continuing operations before income taxes	251	379	(128)	(34)%
Provision for income taxes	71	98	(27)	(28)%

Income from continuing operations	180	281	(101)	(36)%
Loss from discontinued operations, net of taxes	(12)	(2)	(10)	NM (1)

Net income	168	279	(111)	(40)%
Less: net income attributable to noncontrolling interests	63	64	(1)	(2)%

Net income available to Genworth Financial, Inc.’s common stockholders	$105	$215	$(110)	(51)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

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

The following table presents a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2025	2024	2025	2024
Net income available to Genworth Financial, Inc.’s common stockholders	$51	$76	$105	$215
Add: net income attributable to noncontrolling interests	32	34	63	64

Net income	83	110	168	279
Less: loss from discontinued operations, net of taxes	(7)	(1)	(12)	(2)

Income from continuing operations	90	111	180	281
Less: net income from continuing operations attributable to noncontrolling interests	32	34	63	64

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	58	77	117	217
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net(1)	27	60	(1)	10
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges(2)	(15)	(10)	4	(36)
(Gains) losses on early extinguishment of debt, net(3)	—	7	—	6
Expenses related to restructuring	—	4	(1)	11
Taxes on adjustments	(2)	(13)	—	2

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$68	$125	$119	$210

(1)

Net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $1 million for both the three months ended June 30, 2025 and 2024 and $2 million for both the six months ended June 30, 2025 and 2024.

(2)

Changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(5) million and $(2) million for the three months ended June 30, 2025 and 2024, respectively, and $(4) million and $(5) million for the six months ended June 30, 2025 and 2024, respectively.

(3)	(Gains) losses on early extinguishment of debt were net of the portion attributable to noncontrolling interests of $2 million for the three and six months ended June 30, 2024.

Earnings per share

The following table provides basic and diluted earnings per common share for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.14	$0.18	$(0.04)	(22)%	$0.28	$0.49	$(0.21)	(43)%

Diluted	$0.14	$0.17	$(0.03)	(18)%	$0.28	$0.49	$(0.21)	(43)%

Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.12	$0.17	$(0.05)	(29)%	$0.25	$0.49	$(0.24)	(49)%

Diluted	$0.12	$0.17	$(0.05)	(29)%	$0.25	$0.48	$(0.23)	(48)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.16	$0.29	$(0.13)	(45)%	$0.29	$0.48	$(0.19)	(40)%

Diluted	$0.16	$0.28	$(0.12)	(43)%	$0.28	$0.47	$(0.19)	(40)%

Weighted-average common shares outstanding:
Basic	413.2	436.4			415.7	439.7

Diluted	417.5	440.7			420.2	445.5

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including performance stock units, restricted stock units and other equity-based awards.

The following table presents a summary of adjusted operating income (loss) for our segments and Corporate and Other for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$141	$165	$(24)	(15)%	$278	$300	$(22)	(7)%
Long-Term Care Insurance segment	(37)	(29)	(8)	(28)%	(67)	(26)	(41)	(158)%
Life and Annuities segment:
Life insurance	(20)	(23)	3	13%	(64)	(56)	(8)	(14)%
Fixed annuities	8	12	(4)	(33)%	12	23	(11)	(48)%
Variable annuities	5	10	(5)	(50)%	12	17	(5)	(29)%

Life and Annuities segment	(7)	(1)	(6)	NM (1)	(40)	(16)	(24)	(150)%

Corporate and Other	(29)	(10)	(19)	(190)%	(52)	(48)	(4)	(8)%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$68	$125	$(57)	(46)%	$119	$210	$(91)	(43)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Executive Summary of Consolidated Financial Results

Below is an executive summary of our condensed consolidated financial results for the periods indicated. Amounts within this “Executive Summary of Consolidated Financial Results” and in our discussion of adjusted operating income (loss) within “Results of Operations and Selected Financial and Operating Performance Measures by Segment” are net of taxes, unless otherwise indicated. After-tax amounts assume a tax rate of 21%.

For a discussion of selected financial information and detailed descriptions of operating performance measures, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

•	Net income for the three months ended June 30, 2025 and 2024 was $51 million and $76 million, respectively, and adjusted operating income was $68 million and $125 million, respectively.

•	Enact segment

•	Adjusted operating income decreased primarily due to a lower reserve release and higher new delinquencies, partially offset by higher net investment income in the current year.

•	Long-Term Care Insurance segment

•

The adjusted operating loss increased primarily driven by net insurance recoveries of $19 million in the prior year that did not recur and a higher remeasurement loss in the current year, partially offset by higher limited partnership income in the current year.

•	Life and Annuities segment

•	Life insurance:

•	The adjusted operating loss decreased primarily due to a legal settlement accrual in the prior year that did not recur, partially offset by unfavorable mortality in the current year.

•	Fixed and variable annuities:

•	Adjusted operating income decreased primarily from unfavorable mortality and lower net spread income in the current year largely related to block runoff.

•	Corporate and Other

•	The adjusted operating loss increased primarily from timing of certain tax-related items in the prior year that did not recur.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

•	Net income for the six months ended June 30, 2025 and 2024 was $105 million and $215 million, respectively, and adjusted operating income was $119 million and $210 million, respectively.

•	Enact segment

•	Adjusted operating income decreased primarily due to lower reserve releases and higher new delinquencies, partially offset by higher net investment income and premiums in the current year.

•	Long-Term Care Insurance segment

•

The adjusted operating loss increased primarily driven by unfavorable cash flow assumption updates in the current year compared to favorable updates in the prior year, net insurance recoveries of $22 million in the prior year that did not recur and aging of the in-force block, including higher interest accretion.

•

These adverse developments were partially offset by higher limited partnership income and a $21 million gain related to a third-party reinsurance recapture in the current year. For additional information on the third-party reinsurance recapture, see note 16 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”

•	Life and Annuities segment

•	Life insurance:

•	The adjusted operating loss increased largely due to block runoff and unfavorable mortality in the current year.

•	Fixed and variable annuities:

•	Adjusted operating income decreased primarily from unfavorable mortality compared to the prior year and lower net spread income in the current year driven mostly by block runoff.

•	Corporate and Other

•

The adjusted operating loss increased primarily from higher expenses related to CareScout growth initiatives and lower net investment income, partially offset by lower interest expense in the current year.

Significant Developments and Key Highlights

Enact segment

•

Mortgage insurance portfolio. Enact’s primary persistency rate remained elevated at 82% in the second quarter of 2025. New insurance written decreased 3% in the second quarter of 2025 compared to the second quarter of 2024.

•

Loss performance. Enact recorded a pre-tax reserve release of $48 million during the second quarter of 2025 primarily driven by favorable cure performance compared to a pre-tax reserve release of $77 million in the second quarter of 2024.

•	PMIERs compliance. Enact’s PMIERs sufficiency ratio was 165% or $1,961 million above the PMIERs requirements as of June 30, 2025.

•	Capital returns. On April 30, 2025, Enact Holdings announced a new share repurchase authorization of $350 million.

Long-Term Care Insurance segment

•

In-force rate actions. We estimate that the cumulative economic benefit of approved rate actions in our long-term care insurance multi-year in-force rate action plan since 2012 through the second quarter of 2025 was approximately $31.6 billion, on a net present value basis.

Capital of U.S. life insurance subsidiaries

•

Risk-based capital ratio. As of June 30, 2025, the consolidated risk-based capital ratio on a company action level basis of our U.S. domiciled life insurance subsidiaries was approximately 304%, down slightly from 306% as of December 31, 2024. The decrease was primarily attributable to higher required capital as our limited partnership portfolio grows, partially offset by statutory earnings in the current year.

Capital and liquidity

•

Holding company liquidity. Genworth Holdings had $248 million of unrestricted cash and cash equivalents as of June 30, 2025, which included approximately $128 million of advance cash payments from our subsidiaries held for future obligations and the remainder of our planned capital contribution to CareScout Insurance in 2025. Genworth Holdings received $94 million of capital returns from Enact Holdings during the second quarter of 2025.

•	Share repurchases. Genworth Financial executed $30 million of share repurchases, before excise taxes and other associated costs, during the second quarter of 2025.

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

Macroeconomic environment

While inflation remained elevated through the second quarter of 2025, household balance sheets were supported by low unemployment rates and continued earnings growth. Beginning in April 2025, the U.S. economy became subject to significant volatility and uncertainty, largely related to changing economic policies, including new and increasing tariffs as well as certain domestic and geopolitical tensions. The ancillary effects of these factors on the domestic and global economies could materially impact the U.S. housing market and Enact’s business.

Mortgage origination activity remained slow during the second quarter of 2025 in response to elevated mortgage rates and sustained low housing supply. Over the past few years, housing affordability has deteriorated as elevated mortgage rates and home price appreciation outpaced median family income, according to the National Association of Realtors Housing Affordability Index. National home price growth has slowed into the first half of 2025, according to the Federal Housing Finance Agency (“FHFA”) Monthly Purchase-Only House Price Index (seasonally adjusted).

The unemployment rate was 4.1% in June 2025 compared to 4.2% in March 2025. As of June 30, 2025, the number of unemployed Americans was approximately 7 million, and the number of long-term unemployed over 26 weeks was approximately 1.6 million.

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

In July 2025, the FHFA announced that it will implement the acceptance of VantageScore 4.0 for mortgages delivered to Fannie Mae and Freddie Mac. The GSEs have not yet released implementation details and timelines, and the full impact of this initiative on Enact’s business, processes and financial results remains uncertain.

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

Mortgage insurance portfolio

New insurance written of $13.3 billion in the second quarter of 2025 decreased 3% compared to the second quarter of 2024. Changes in new insurance written are primarily impacted by the size of the mortgage insurance market and Enact’s market share. Enact’s primary persistency rate was 82% and 83% during the second quarters of 2025 and 2024, respectively. The persistency rate continues to remain higher than historical levels driven by a large percentage of Enact’s in-force policies with interest rates below current mortgage rates.

Net earned premiums increased modestly in the second quarter of 2025 compared to the second quarter of 2024 primarily driven by higher assumed premiums and insurance in-force growth, partially offset by higher ceded premiums.

Loss experience

Enact’s loss ratio for the three months ended June 30, 2025 and 2024 was 10% and (7)%, respectively. Both periods were impacted by favorable reserve development. Enact released reserves of $48 million during the second quarter of 2025 primarily driven by favorable cure performance on delinquencies from early 2024 and prior. This compares to a reserve release of $77 million in the second quarter of 2024 primarily related to early 2023 and prior delinquencies. As part of the reserve release in the second quarter of 2024, Enact also decreased its claim rate assumptions largely as a result of sustained favorable cure performance and lessening uncertainty in the economic environment, impacting both current and prior year delinquencies.

New primary delinquencies in the second quarter of 2025 increased compared to the second quarter of 2024 primarily due to the normal loss development pattern on newer books of business. New primary delinquencies of 11,567 contributed $69 million of loss expense in the second quarter of 2025, while Enact incurred $60 million of losses from 10,461 new primary delinquencies in the second quarter of 2024. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions.

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

Capital requirements

As of June 30, 2025, Enact Mortgage Insurance Corporation’s (“EMICO”) estimated risk-to-capital ratio under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was 10.3:1, compared with risk-to-capital ratios of 10.5:1 and 10.8:1 as of December 31, 2024 and June 30, 2024, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.

Under PMIERs, Enact is subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. As of June 30, 2025, Enact had estimated available assets of $4,992 million against $3,031 million net required assets under PMIERs compared to available assets of $4,999 million against $3,033 million net required assets as of March 31, 2025. The sufficiency ratio as of June 30, 2025 was 165% or $1,961 million above the PMIERs requirements, compared to 165% or $1,966 million above the PMIERs requirements as of March 31, 2025. Enact’s PMIERs required assets benefited from a reinsurance credit of $1,870 million and $1,880 million as of June 30, 2025 and March 31, 2025, respectively, related to third-party reinsurance transactions.

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

Capital returns

In March and June 2025, EMICO paid dividends to Enact Holdings that support Enact Holdings’ ability to return capital to shareholders. On May 1, 2024, Enact Holdings announced approval by its board of directors of a share repurchase program under which Enact Holdings could repurchase up to $250 million of its common stock. Enact Holdings completed the repurchase of shares under this authorization in the second quarter of 2025. On April 30, 2025, Enact Holdings announced the authorization of a new share repurchase program that allows for the repurchase of up to an additional $350 million of its common stock. Genworth Holdings entered into an agreement with Enact Holdings to participate in the share repurchase program in order to maintain its current ownership interest in Enact Holdings. In addition to its share repurchase program, Enact Holdings pays a quarterly dividend. As the majority shareholder, Genworth Holdings received $94 million of capital returns from Enact Holdings during the second quarter of 2025, comprised of $68 million of share repurchases and $26 million of quarterly dividends.

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

Segment results of operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$245	$244	$1	—%
Net investment income	66	59	7	12%
Net investment gains (losses)	(8)	(8)	—	—%
Policy fees and other income	1	3	(2)	(67)%

Total revenues	304	298	6	2%

Benefits and expenses:
Benefits and other changes in policy reserves	25	(17)	42	NM (1)
Acquisition and operating expenses, net of deferrals	50	65	(15)	(23)%
Amortization of deferred acquisition costs and intangibles	3	2	1	50%
Interest expense	12	13	(1)	(8)%

Total benefits and expenses	90	63	27	43%

Income from continuing operations before income taxes	214	235	(21)	(9)%
Provision for income taxes	46	51	(5)	(10)%

Income from continuing operations	168	184	(16)	(9)%
Less: net income attributable to noncontrolling interests	32	34	(2)	(6)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	136	150	(14)	(9)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net(2)	7	7	—	—%
(Gains) losses on early extinguishment of debt, net(3)	—	9	(9)	(100)%
Expenses related to restructuring	(1)	3	(4)	(133)%
Taxes on adjustments	(1)	(4)	3	75%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$141	$165	$(24)	(15)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	Net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $1 million for both the three months ended June 30, 2025 and 2024.
(3)	For the three months ended June 30, 2024, (gains) losses on early extinguishment of debt were net of the portion attributable to noncontrolling interests of $2 million.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income decreased primarily due to a lower reserve release and higher new delinquencies, partially offset by higher net investment income in the current year.

Revenues

Premiums increased slightly mainly driven by higher assumed premiums and insurance in-force growth, partially offset by higher ceded premiums in the current year.

Net investment income increased primarily from higher investment yields and higher average invested assets in the current year.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily driven by a lower reserve release and higher new delinquencies in the current year. Enact released reserves of $48 million during the second quarter of 2025 primarily related to favorable cure performance on delinquencies from early 2024 and prior. During the second quarter of 2024, Enact recorded a reserve release of $77 million primarily related to cure performance on early 2023 and prior delinquencies. As part of the reserve release in the second quarter of 2024, Enact decreased its claim rate assumptions largely as a result of sustained favorable cure performance and lessening uncertainty in the economic environment, impacting both current and prior year delinquencies.

Acquisition and operating expenses, net of deferrals, decreased primarily due to expenses in the prior year that did not recur, including an $11 million loss on the early redemption of Enact Holdings’ 6.50% senior notes due in August 2025 (“2025 Notes”) and restructuring expenses.

Provision for income taxes. The effective tax rate was 21.8% for both the three months ended June 30, 2025 and 2024, consistent with the U.S. corporate federal income tax rate.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$490	$485	$5	1%
Net investment income	129	116	13	11%
Net investment gains (losses)	(11)	(14)	3	21%
Policy fees and other income	3	3	—	—%

Total revenues	611	590	21	4%

Benefits and expenses:
Benefits and other changes in policy reserves	56	3	53	NM (1)
Acquisition and operating expenses, net of deferrals	100	116	(16)	(14)%
Amortization of deferred acquisition costs and intangibles	5	4	1	25%
Interest expense	24	26	(2)	(8)%

Total benefits and expenses	185	149	36	24%

Income from continuing operations before income taxes	426	441	(15)	(3)%
Provision for income taxes	92	96	(4)	(4)%

Income from continuing operations	334	345	(11)	(3)%
Less: net income attributable to noncontrolling interests	63	64	(1)	(2)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	271	281	(10)	(3)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net(2)	9	12	(3)	(25)%
(Gains) losses on early extinguishment of debt, net(3)	—	9	(9)	(100)%
Expenses related to restructuring	—	3	(3)	(100)%
Taxes on adjustments	(2)	(5)	3	60%

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$278	$300	$(22)	(7)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	Net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $2 million for both the six months ended June 30, 2025 and 2024.
(3)	For the six months ended June 30, 2024, (gains) losses on early extinguishment of debt were net of the portion attributable to noncontrolling interests of $2 million.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders

Adjusted operating income decreased primarily due to lower reserve releases and higher new delinquencies, partially offset by higher net investment income and premiums in the current year.

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

Benefits and expenses

Benefits and other changes in policy reserves increased largely from lower reserve releases and higher new delinquencies in the current year. Enact released reserves of $95 million in the current year primarily related to favorable cure performance on delinquencies from early 2024 and prior. In the prior year, Enact recorded reserve releases of $131 million primarily related to cure performance on early 2023 and prior delinquencies. As part of the reserve releases in 2024, Enact decreased its claim rate assumptions largely as a result of sustained favorable cure performance and lessening uncertainty in the economic environment, impacting both current and prior year delinquencies.

Acquisition and operating expenses, net of deferrals, decreased primarily due to expenses in the prior year that did not recur, including an $11 million loss on the early redemption of Enact Holdings’ 2025 Notes and restructuring expenses.

Provision for income taxes. The effective tax rate was 21.7% and 21.8% for the six months ended June 30, 2025 and 2024, respectively, consistent with the U.S. corporate federal income tax rate.

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

The following tables set forth selected operating performance measures regarding Enact as of and for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Primary insurance in-force	$269,754	$266,060	$3,694	1%
Risk in-force:
Primary	$70,401	$68,878	$1,523	2%
Pool	54	65	(11)	(17)%

Total risk in-force	$70,455	$68,943	$1,512	2%

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
New insurance written	$13,254	$13,619	$(365)	(3)%	$23,072	$24,145	$(1,073)	(4)%

Primary insurance in-force and risk in-force

Primary insurance in-force increased mainly from new insurance written and elevated persistency, partially offset by lapses and cancellations. The primary persistency rate was 83% and 84% for the six months ended June 30, 2025 and 2024, respectively. Total risk in-force increased primarily as a result of higher primary insurance in-force.

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

The following table sets forth the loss and expense ratios for Enact for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Loss ratio	10%	(7)%	17%	11%	1%	10%
Expense ratio	22%	28%	(6)%	21%	25%	(4)%

The loss ratio increased for the three and six months ended June 30, 2025 largely from lower reserve releases and higher new delinquencies in the current year as discussed above.

The expense ratio decreased for the three and six months ended June 30, 2025 primarily due to an $11 million loss on the early redemption of Enact Holdings’ 2025 Notes in the prior year that did not recur, which increased the expense ratio by five and two percentage points for the three and six months ended June 30, 2024, respectively. The decrease in the expense ratio for the six months ended June 30, 2025 was also attributable to restructuring expenses in the prior year that did not recur.

Mortgage insurance loan portfolio

The following table sets forth selected financial information regarding Enact’s loan portfolio as of June 30:

(Amounts in millions)	2025	2024
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$52,438	$47,837
90.01% to 95.00%	112,683	110,825
85.01% to 90.00%	79,237	79,132
85.00% and below	25,396	28,266

Total	$269,754	$266,060

Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$15,034	$13,722
90.01% to 95.00%	32,770	32,254
85.01% to 90.00%	19,558	19,510
85.00% and below	3,039	3,392

Total	$70,401	$68,878

Primary insurance in-force by FICO(1) score at origination:
Over 760	$117,403	$113,115
740-759	44,191	43,485
720-739	37,725	37,407
700-719	29,524	29,781
680-699	20,910	21,596
660-679(2)	11,040	11,417
640-659	6,018	6,167
620-639	2,395	2,491
<620	548	601

Total	$269,754	$266,060

Primary risk in-force by FICO score at origination:
Over 760	$30,502	$29,219
740-759	11,579	11,305
720-739	9,983	9,809
700-719	7,701	7,688
680-699	5,432	5,540
660-679(2)	2,886	2,948
640-659	1,565	1,582
620-639	614	634
<620	139	153

Total	$70,401	$68,878

(1)	Fair Isaac Company.
(2)	Loans with unknown FICO scores are included in the 660-679 category.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for Enact’s loan portfolio as of the dates indicated:

	June 30, 2025	December 31, 2024	June 30, 2024
Primary insurance:
Insured loans in-force	952,795	962,849	969,767
Delinquent loans	22,118	23,566	19,051
Percentage of delinquent loans (delinquency rate)	2.32%	2.45%	1.96%

The delinquency rate decreased compared to December 31, 2024 primarily from a decrease in total delinquencies mostly driven by cures and paid claims outpacing new delinquencies, but increased compared to June 30, 2024 largely due to new delinquencies exceeding cures and paid claims.

The following tables set forth primary delinquencies, direct primary case reserves and risk in-force by aged missed payment status in Enact’s loan portfolio as of the dates indicated:

	June 30, 2025
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	11,011	$103	$734	14%
4 - 11 payments	7,733	212	574	37%
12 payments or more	3,374	185	240	77%

Total	22,118	$500	$1,548	32%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, incurred but not reported (“IBNR”) and reinsurance reserves.

	December 31, 2024
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	12,712	$108	$849	13%
4 - 11 payments	7,701	191	545	35%
12 payments or more	3,153	173	213	81%

Total	23,566	$472	$1,607	29%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

Reserves as a percentage of risk in-force as of June 30, 2025 increased slightly compared to December 31, 2024 as a result of fewer new delinquencies that have a lower expected claim rate.

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

	% of primary risk in-force as of June 30, 2025	% of direct primary case reserves as of June 30, 2025 (1)	Delinquency rate as of
			June 30, 2025	December 31, 2024	June 30, 2024
By State:
California	12%	13%	2.50%	2.53%	2.06%
Texas	9%	9%	2.53%	2.64%	2.10%
Florida (2)	8%	12%	2.97%	3.67%	2.22%
New York (2)	5%	9%	3.11%	3.30%	2.94%
Illinois (2)	4%	5%	2.83%	2.96%	2.53%
Arizona	4%	4%	2.30%	2.35%	1.76%
Michigan	4%	3%	2.09%	2.14%	1.76%
Georgia	3%	4%	2.86%	3.02%	2.30%
North Carolina	3%	2%	1.90%	2.14%	1.44%
Pennsylvania	3%	3%	2.16%	2.17%	2.02%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
(2)	Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

	% of primary risk in-force as of June 30, 2025	% of direct primary case reserves as of June 30, 2025 (1)	Delinquency rate as of
			June 30, 2025	December 31, 2024	June 30, 2024
By MSA or MD:
Phoenix, AZ MSA	3%	3%	2.32%	2.41%	1.86%
Chicago-Naperville, IL MD	3%	4%	3.10%	3.29%	2.89%
Atlanta, GA MSA	3%	3%	3.04%	3.02%	2.45%
New York, NY MD	2%	5%	3.39%	3.53%	3.21%
Dallas, TX MD	2%	2%	2.25%	2.38%	1.92%
Houston, TX MSA	2%	3%	3.15%	3.58%	2.55%
Washington-Arlington, DC MD	2%	2%	2.09%	2.03%	1.79%
Riverside-San Bernardino, CA MSA	2%	3%	3.05%	3.25%	2.58%
Los Angeles-Long Beach, CA MD	2%	3%	2.88%	2.65%	2.24%
Denver-Aurora-Lakewood, CO MSA	2%	1%	1.41%	1.38%	1.12%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

The following table sets forth the dispersion of Enact’s direct primary case reserves, primary insurance in-force and risk in-force by year of policy origination, and delinquency rate as of June 30, 2025:

(Amounts in millions)	% of direct primary case reserves (1)	Primary insurance in-force	% of total	Primary risk in-force	% of total	Delinquency rate
Policy Year
2008 and prior	9%	$4,535	2%	$1,173	2%	7.78%
2009 to 2017	8	7,482	3	1,939	3	4.54%
2018	4	4,362	1	1,124	2	4.66%
2019	7	10,446	4	2,732	4	2.99%
2020	12	31,497	12	8,646	12	2.10%
2021	21	51,345	19	13,732	19	2.23%
2022	22	49,640	18	12,681	18	2.48%
2023	12	42,204	16	10,968	15	1.99%
2024	5	45,708	17	11,720	17	0.97%
2025	—	22,535	8	5,686	8	0.11%

Total portfolio	100%	$269,754	100%	$70,401	100%	2.32%

(1)	Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

Loss reserves in policy years 2008 and prior are outsized compared to their representation of risk in-force. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses Enact will experience on these policy years, they have become a smaller percentage of its total mortgage insurance portfolio. The concentration of loss reserves has shifted to newer book years in line with changes in risk in-force. As of June 30, 2025, Enact’s 2018 and newer policy years represented approximately 95% of its primary risk in-force and 83% of its total direct primary case reserves.

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

Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments as our actual claims experience will emerge over many years, or decades. For example, average claim reserves for new claims have trended higher over time as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts and higher inflation factors going on claim. Although new claim counts on certain of our oldest long-term care insurance blocks of business have reached their peak claim years and will decrease as the blocks run off, we expect overall claims costs to continue to increase as the approximately 601,000 insured individuals in our two largest blocks, Choice I and Choice II, with average attained ages of 78 and 75, respectively, reach their peak claim years, which are over age 85.

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

The impacts of assumption updates and actual variances from expected experience will continue to drive volatility in our long-term care insurance results, particularly for our unprofitable capped cohorts. Our profitable uncapped cohorts have to date had a more modest earnings impact related to assumption updates and actual variances from expected experience, as a portion of the impact is reflected in current period results with the remaining majority of the impact recognized over the life of the cohort. However, we may see increased volatility as the uncapped cohorts continue to age, with more of the impact related to assumption updates and actual variances from expected experience recognized immediately in net income. It is important to note that quarterly variations resulting from assumption updates and actual variances from expected experience are typically expected to be relatively small compared to the overall size of our liability for future policy benefits of $43.3 billion, at the locked-in discount rate, for our long-term care insurance business as of June 30, 2025.

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

Segment results of operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table sets forth the results of operations relating to our Long-Term Care Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$578	$564	$14	2%
Net investment income	516	494	22	4%
Net investment gains (losses)	25	(47)	72	153%

Total revenues	1,119	1,011	108	11%

Benefits and expenses:
Benefits and other changes in policy reserves	951	934	17	2%
Liability remeasurement (gains) losses	50	43	7	16%
Acquisition and operating expenses, net of deferrals	115	82	33	40%
Amortization of deferred acquisition costs and intangibles	16	18	(2)	(11)%

Total benefits and expenses	1,132	1,077	55	5%

Loss from continuing operations before income taxes	(13)	(66)	53	80%
Provision for income taxes	4	—	4	NM (1)

Loss from continuing operations	(17)	(66)	49	74%
Adjustments to loss from continuing operations:
Net investment (gains) losses	(25)	47	(72)	(153)%
Taxes on adjustments	5	(10)	15	150%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(37)	$(29)	$(8)	(28)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss increased primarily driven by net insurance recoveries of $19 million in the prior year that did not recur and a higher remeasurement loss in the current year, partially offset by higher limited partnership income in the current year.

Revenues

Premiums increased primarily driven by $29 million of higher premiums in the current year from newly implemented in-force rate actions, partially offset by lower renewal premiums from prior benefit reduction elections made by policyholders in connection with our in-force rate actions and prior legal settlements. Policy terminations also drove lower renewal premiums in the current year.

Net investment income increased largely due to $33 million of higher income from limited partnerships, partially offset by $7 million of lower income from U.S. Government Treasury Inflation Protected Securities and lower investment yields in the current year.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Benefits and other changes in policy reserves increased primarily due to a more unfavorable change in reserves from higher net premiums collected and aging of the in-force block, including higher interest accretion, in the current year.

The liability remeasurement loss in the current year was largely due to unfavorable actual variances from expected experience primarily driven by lower terminations and higher benefit utilization, partially offset by a $26 million gain related to a third-party recapture of a block of long-term care insurance policies in the current year. For additional information on the third-party reinsurance recapture, see note 16 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.” The liability remeasurement loss in the prior year was mainly attributable to adverse actual variances from expected experience principally from lower terminations and higher benefit utilization. We also had unfavorable cash flow assumption updates in the current year compared to favorable updates in the prior year largely related to implementation timing and approval amounts of certain in-force rate actions.

Acquisition and operating expenses, net of deferrals, increased principally from $24 million of net insurance recoveries in the prior year that did not recur related to previously incurred legal settlement expenses and from higher employee-related expenses in the current year.

Provision for income taxes. The tax provision in the current year was primarily attributable to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income, partially offset by the tax benefit on the pre-tax loss. In the prior year, the tax benefit on the pre-tax loss was offset by tax expense on certain forward starting swap gains.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table sets forth the results of operations relating to our Long-Term Care Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$1,149	$1,142	$7	1%
Net investment income	967	958	9	1%
Net investment gains (losses)	54	16	38	NM (1)

Total revenues	2,170	2,116	54	3%

Benefits and expenses:
Benefits and other changes in policy reserves	1,895	1,870	25	1%
Liability remeasurement (gains) losses	32	27	5	19%
Acquisition and operating expenses, net of deferrals	224	184	40	22%
Amortization of deferred acquisition costs and intangibles	33	35	(2)	(6)%

Total benefits and expenses	2,184	2,116	68	3%

Loss from continuing operations before income taxes	(14)	—	(14)	NM (1)
Provision for income taxes	10	14	(4)	(29)%

Loss from continuing operations	(24)	(14)	(10)	(71)%
Adjustments to loss from continuing operations:
Net investment (gains) losses	(54)	(16)	(38)	NM (1)
Expenses related to restructuring	—	1	(1)	(100)%
Taxes on adjustments	11	3	8	NM (1)

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(67)	$(26)	$(41)	(158)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss increased primarily driven by unfavorable cash flow assumption updates in the current year compared to favorable updates in the prior year, net insurance recoveries of $22 million in the prior year that did not recur and aging of the in-force block, including higher interest accretion. These adverse developments were partially offset by higher limited partnership income and a $21 million gain related to a third-party reinsurance recapture in the current year.

Revenues

Premiums increased primarily driven by $54 million of higher premiums in the current year from newly implemented in-force rate actions, partially offset by lower renewal premiums from prior benefit reduction elections made by policyholders in connection with our in-force rate actions and prior legal settlements. Policy terminations also drove lower renewal premiums in the current year.

Net investment income increased largely due to $21 million of higher income from limited partnerships, partially offset by lower investment yields in the current year.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Benefits and other changes in policy reserves increased primarily due to aging of the in-force block, including higher interest accretion, and a more unfavorable change in reserves from higher net premiums collected in the current year.

The liability remeasurement loss in the current year was largely due to unfavorable actual variances from expected experience primarily driven by higher benefit utilization, partially offset by a $26 million gain related to a third-party recapture of a block of long-term care insurance policies in the current year. The liability remeasurement loss in the prior year was mainly attributable to adverse actual variances from expected experience principally driven by higher benefit utilization. We also had unfavorable cash flow assumption updates in the current year compared to favorable updates in the prior year largely related to implementation timing and approval amounts of certain in-force rate actions.

Acquisition and operating expenses, net of deferrals, increased principally from $28 million of net insurance recoveries in the prior year that did not recur related to previously incurred legal settlement expenses. The increase was also driven by higher operating costs, including higher employee-related expenses, in the current year.

Provision for income taxes. The tax provision in both years was primarily attributable to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income. The tax provision in the current year was partially offset by the tax benefit on the pre-tax loss.

Long-Term Care Insurance selected operating performance measures

Liability remeasurement (gains) losses

We include expectations for benefit reductions related to in-force rate actions in our assumptions for the liability for future policy benefits, which have impacted and will continue to impact our reported U.S. GAAP financial results. We previously included expectations for benefit reductions related to legal settlements in our assumptions; however, the settlements were materially complete in the fourth quarter of 2024. We update the net premium ratio quarterly for actual variances from expected experience; therefore, forecasted cash flow assumptions will be replaced with actual cash flows each quarter with any difference recorded in net income (loss). As a result, variances between actual experience and our expectations for benefit reductions will be reflected in liability remeasurement (gains) losses in our operating results on a quarterly basis.

The following table sets forth the pre-tax components of the liability remeasurement (gains) losses, net of reinsurance, for the periods indicated:

	Three months ended June 30,		(Favorable) unfavorable change and percentage change		Six months ended June 30,		(Favorable) unfavorable change and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Cash flow assumption updates	$8	$(24)	$32	133%	$7	$(26)	$33	127%
Actual variances from expected experience	42	67	(25)	(37)%	25	53	(28)	(53)%

Total liability remeasurement (gains) losses	$50	$43	$7	16%	$32	$27	$5	19%

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

Management regularly monitors and reports in-force rate actions, including state filing approvals; impacted in-force premiums; weighted-average percentage rate increases approved; and gross incremental premiums approved in our Long-Term Care Insurance segment. We also estimate the cumulative economic benefit of approved rate actions in our long-term care insurance multi-year in-force rate action plan on a net present value basis, discounted at our investment portfolio yield. This is based on current assumptions and is defined as the net present value of historical and future expected premium increases and benefit reductions as a result of rate increases approved on individual and group long-term care insurance policies. It also includes the net present value of reserve reductions related to prior legal settlements less cash payments made to policyholders who elected certain reduced benefit options in connection with the legal settlements, referred to as settlement payments. We monitor these selected operating performance measures for in-force rate actions to track our progress on maintaining the self-sustainability of our legacy U.S. life insurance subsidiaries. We consider these in-force rate action metrics to be measures of financial performance and help to enhance the understanding of the operating performance of our Long-Term Care Insurance segment.

The following table sets forth filing approvals as part of our multi-year in-force rate action plan for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in millions)	2025	2024	2025	2024
State filings approved	11	25	30	48
Impacted in-force premiums	$114	$294	$199	$460
Weighted-average percentage rate increase approved	36%	47%	32%	39%
Gross incremental premiums approved	$41	$138	$65	$179

During the six months ended June 30, 2025, we also submitted 25 new filings on approximately $255 million in annualized in-force premiums. We estimate that the cumulative economic benefit of approved rate actions since 2012 through the second quarter of 2025 was approximately $31.6 billion, on a net present value basis.

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

We continue to work closely with the National Association of Insurance Commissioners and state regulators to demonstrate the broad-based need for actuarially justified rate increases in order to pay future claims. Because obtaining actuarially justified rate increases and associated benefit reductions is important to our ability to pay future claims and reduces cross-state premium inequities, we will consider litigation against states that decline to approve those actuarially justified rate increases. As of June 30, 2025, we were in litigation with one state that has refused to approve actuarially justified rate increases for certain products.

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

Mortality levels may deviate each period from historical trends. Overall mortality experience improved during the second quarter of 2025 compared to the first quarter of 2025 given seasonal trends but was unfavorable compared to the second quarter of 2024 primarily driven by higher frequency. We have experienced unfavorable mortality compared to our then-current and priced-for assumptions in recent years for our universal life insurance block. Reinsurance costs typically increase due to natural aging of the yearly renewable term reinsured blocks. In prior periods, we have received some yearly renewable term reinsurance premium increases from some of our reinsurance partners that reflect unfavorable mortality.

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

Equity market volatility and interest rate movements have caused, and may continue to cause, fluctuations in the results of our variable annuity products and regulatory capital requirements. Equity market and interest rate performance had a favorable impact in the second quarter of 2025 compared to an unfavorable impact in the first quarter of 2025 and a had a more favorable impact than in the second quarter of 2024. In the future, equity market and interest rate performance and volatility could result in additional gains or losses in these products, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table sets forth the results of operations relating to our Life and Annuities segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$39	$44	$(5)	(11)%
Net investment income	216	250	(34)	(14)%
Net investment gains (losses)	(17)	(4)	(13)	NM (1)
Policy fees and other income	156	164	(8)	(5)%

Total revenues	394	454	(60)	(13)%

Benefits and expenses:
Benefits and other changes in policy reserves	220	237	(17)	(7)%
Liability remeasurement (gains) losses	10	(4)	14	NM (1)
Changes in fair value of market risk benefits and associated hedges	(10)	(8)	(2)	(25)%
Interest credited	94	125	(31)	(25)%
Acquisition and operating expenses, net of deferrals	55	60	(5)	(8)%
Amortization of deferred acquisition costs and intangibles	37	39	(2)	(5)%

Total benefits and expenses	406	449	(43)	(10)%

Income (loss) from continuing operations before income taxes	(12)	5	(17)	NM (1)
Provision (benefit) for income taxes	(3)	1	(4)	NM (1)

Income (loss) from continuing operations	(9)	4	(13)	NM (1)
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	17	4	13	NM (1)
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges(2)	(15)	(10)	(5)	(50)%
Taxes on adjustments	—	1	(1)	(100)%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(7)	$(1)	$(6)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)

For the three months ended June 30, 2025 and 2024, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(5) million and $(2) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the products included in our Life and Annuities segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$(20)	$(23)	$3	13%
Fixed annuities	8	12	(4)	(33)%
Variable annuities	5	10	(5)	(50)%

Total adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(7)	$(1)	$(6)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

•

The adjusted operating loss in our life insurance products decreased primarily due to a legal settlement accrual in the prior year that did not recur, partially offset by unfavorable mortality in the current year.

•	Adjusted operating income in our fixed and variable annuities decreased primarily from unfavorable mortality and lower net spread income in the current year largely related to block runoff.

Revenues

Premiums. The decrease was driven by our life insurance products largely due to the continued runoff of our in-force blocks.

Net investment income

•	Our life insurance products decreased $28 million primarily from lower policy loan rates in our corporate-owned life insurance products in the current year.

•	Our fixed annuity products decreased $7 million primarily attributable to lower average invested assets in the current year driven mostly by block runoff.

Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Policy fees and other income. The decrease was primarily driven by our life insurance products principally due to block runoff.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance products decreased $17 million primarily related to a higher favorable change in reserves in our universal life insurance products in the current year related to persistency and mortality experience.

•	Our fixed annuity products decreased $3 million primarily attributable to block runoff.

•	Our variable annuity products increased $3 million principally from lower reserve releases largely due to unfavorable mortality in the current year.

Liability remeasurement (gains) losses

•	Our life insurance products had a $9 million loss in the current year primarily driven by unfavorable mortality.

•

Our fixed annuity products had a $1 million loss in the current year largely from unfavorable mortality experience compared to a gain of $4 million in the prior year primarily due to favorable mortality experience.

Changes in fair value of market risk benefits and associated hedges. The increase in the gain was driven by our variable annuity products primarily due to more favorable equity market impacts, partially offset by less favorable interest rate impacts and higher derivative losses in the current year.

Interest credited

•	Our life insurance products decreased $28 million primarily due to lower policy loan rates in our corporate-owned life insurance products in the current year.

•	Our fixed annuity products decreased $3 million largely due to block runoff.

Acquisition and operating expenses, net of deferrals. The decrease was primarily driven by a $5 million legal settlement accrual in the prior year that did not recur.

Provision (benefit) for income taxes. The effective tax rate was 24.6% and 11.9% for the three months ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate was primarily attributable to tax benefits from tax favored items in relation to a pre-tax loss in the current year compared to pre-tax income in the prior year.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table sets forth the results of operations relating to our Life and Annuities segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$83	$97	$(14)	(14)%
Net investment income	436	504	(68)	(13)%
Net investment gains (losses)	(16)	(8)	(8)	(100)%
Policy fees and other income	312	322	(10)	(3)%

Total revenues	815	915	(100)	(11)%

Benefits and expenses:
Benefits and other changes in policy reserves	464	487	(23)	(5)%
Liability remeasurement (gains) losses	32	4	28	NM (1)
Changes in fair value of market risk benefits and associated hedges	8	(31)	39	126%
Interest credited	193	250	(57)	(23)%
Acquisition and operating expenses, net of deferrals	113	114	(1)	(1)%
Amortization of deferred acquisition costs and intangibles	77	84	(7)	(8)%

Total benefits and expenses	887	908	(21)	(2)%

Income (loss) from continuing operations before income taxes	(72)	7	(79)	NM (1)
Provision (benefit) for income taxes	(16)	1	(17)	NM (1)

Income (loss) from continuing operations	(56)	6	(62)	NM (1)
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	16	8	8	100%
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges(2)	4	(36)	40	111%
Taxes on adjustments	(4)	6	(10)	(167)%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(40)	$(16)	$(24)	(150)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)

For the six months ended June 30, 2025 and 2024, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(4) million and $(5) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the products included in our Life and Annuities segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$(64)	$(56)	$(8)	(14)%
Fixed annuities	12	23	(11)	(48)%
Variable annuities	12	17	(5)	(29)%

Total adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(40)	$(16)	$(24)	(150)%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

•	The adjusted operating loss in our life insurance products increased largely due to block runoff and unfavorable mortality in the current year.

•

Adjusted operating income in our fixed and variable annuities decreased primarily from unfavorable mortality compared to the prior year and lower net spread income in the current year driven mostly by block runoff.

Revenues

Premiums. The decrease was driven by our life insurance products largely due to the continued runoff of our in-force blocks.

Net investment income

•	Our life insurance products decreased $51 million primarily from lower policy loan rates in our corporate-owned life insurance products in the current year.

•	Our fixed annuity products decreased $17 million primarily attributable to lower average invested assets in the current year driven mostly by block runoff.

Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Policy fees and other income. The decrease was primarily driven by our life insurance products principally due to block runoff.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance products decreased $24 million primarily related to a higher favorable change in reserves in our universal life insurance products related to persistency and mortality experience. The decrease was also driven by a higher favorable change in reserves in our term life insurance products in the current year related to block runoff.

•	Our fixed annuity products decreased $5 million primarily due to block runoff.

•	Our variable annuity products increased $6 million principally from lower reserve releases largely due to unfavorable mortality in the current year.

Liability remeasurement (gains) losses

•	The liability remeasurement loss in our life insurance products increased $23 million primarily driven by more unfavorable mortality in the current year.

•	The liability remeasurement gain in our fixed annuity products decreased $5 million largely from less favorable mortality in the current year.

Changes in fair value of market risk benefits and associated hedges. The change to a loss in the current year from a gain in the prior year was primarily attributable to unfavorable interest rate impacts in our annuity products in the current year compared to favorable impacts in the prior year, partially offset by lower derivative losses in the current year in our variable annuity products.

Interest credited

•	Our life insurance products decreased $50 million primarily driven by lower policy loan rates in our corporate-owned life insurance products in the current year.

•	Our fixed annuity products decreased $7 million largely due to block runoff.

Amortization of deferred acquisition costs and intangibles. The decrease was primarily driven by lower DAC amortization in our life insurance products in the current year due to block runoff.

Provision (benefit) for income taxes. The effective tax rate was 22.5% and 14.4% for the six months ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate was primarily attributable to tax benefits from tax favored items in relation to a pre-tax loss in the current year compared to pre-tax income in the prior year.

Corporate and Other

Results of operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$3	$3	$—	—%
Net investment income	4	5	(1)	(20)%
Net investment gains (losses)	(28)	(2)	(26)	NM (1)

Total revenues	(21)	6	(27)	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	(1)	(3)	2	67%
Acquisition and operating expenses, net of deferrals	29	22	7	32%
Amortization of deferred acquisition costs and intangibles	1	1	—	—%
Interest expense	14	17	(3)	(18)%

Total benefits and expenses	43	37	6	16%

Loss from continuing operations before income taxes	(64)	(31)	(33)	(106)%
Benefit for income taxes	(12)	(20)	8	40%

Loss from continuing operations	(52)	(11)	(41)	NM (1)
Adjustments to loss from continuing operations:
Net investment (gains) losses	28	2	26	NM (1)
(Gains) losses on early extinguishment of debt	—	(2)	2	100%
Expenses related to restructuring	1	1	—	—%
Taxes on adjustments	(6)	—	(6)	NM (1)

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(29)	$(10)	$(19)	(190)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss increased primarily from timing of certain tax-related items in the prior year that did not recur.

Revenues

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased primarily from higher expenses related to CareScout growth initiatives in the current year. The prior year also included gains related to the repurchase of Genworth Holdings’ debt that did not recur.

Interest expense decreased from a lower floating interest rate on Genworth Holdings’ junior subordinated notes in the current year and from the repurchase of Genworth Holdings’ debt in the prior year.

The benefit for income taxes for the three months ended June 30, 2025 was primarily related to the pre-tax loss, partially offset by non-deductible expenses. The benefit for income taxes for the three months ended June 30, 2024 was related to timing of tax adjustments and the pre-tax loss.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$5	$6	$(1)	(17)%
Net investment income	9	12	(3)	(25)%
Net investment gains (losses)	(28)	(6)	(22)	NM (1)

Total revenues	(14)	12	(26)	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	(3)	(6)	3	50%
Acquisition and operating expenses, net of deferrals	48	51	(3)	(6)%
Amortization of deferred acquisition costs and intangibles	2	2	—	—%
Interest expense	28	34	(6)	(18)%

Total benefits and expenses	75	81	(6)	(7)%

Loss from continuing operations before income taxes	(89)	(69)	(20)	(29)%
Benefit for income taxes	(15)	(13)	(2)	(15)%

Loss from continuing operations	(74)	(56)	(18)	(32)%
Adjustments to loss from continuing operations:
Net investment (gains) losses	28	6	22	NM (1)
(Gains) losses on early extinguishment of debt	—	(3)	3	100%
Expenses related to restructuring	(1)	7	(8)	(114)%
Taxes on adjustments	(5)	(2)	(3)	(150)%

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(52)	$(48)	$(4)	(8)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders

The adjusted operating loss increased primarily from higher expenses related to CareScout growth initiatives and lower net investment income, partially offset by lower interest expense in the current year.

Revenues

Net investment income decreased from lower average invested assets and lower investment yields in the current year.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased mainly from restructuring expenses in the prior year that did not recur, partially offset by higher expenses related to CareScout growth initiatives in the current year. The prior year also included gains related to the repurchase of Genworth Holdings’ debt that did not recur.

Interest expense decreased from a lower floating interest rate on Genworth Holdings’ junior subordinated notes in the current year and from the repurchase of Genworth Holdings’ debt in the prior year.

The increase in the benefit for income taxes was primarily related to a higher pre-tax loss in the current year.

Investments and Derivative Instruments

Trends and conditions

Investments

During the three months ended June 30, 2025, our investment portfolio was impacted, and we believe will continue to be impacted, by the following macroeconomic trends:

•	The U.S. Federal Reserve kept interest rates unchanged during the second quarter of 2025 as it continues to monitor inflation, including any impacts from rising tariffs, and labor market conditions.

•

During the second quarter of 2025, the U.S. Treasury yield curve steepened as short-term yields decreased while 30-year yields increased compared to March 31, 2025, driven by mixed economic data and increased concerns with the federal government’s fiscal deficit.

•

Credit spreads widened at the beginning of the second quarter of 2025 in response to increased uncertainty around government policy, including international trade policy and higher tariffs, but ended the second quarter of 2025 tighter compared to March 31, 2025 as most tariff implementations were postponed. Equity markets followed a similar trend with negative performance at the beginning of the second quarter of 2025 but ending higher compared to March 31, 2025.

•	As of June 30, 2025, our fixed maturity securities portfolio, which was 97% investment grade, comprised 75% of our total invested assets and cash.

Derivatives

•	As of June 30, 2025, $1.1 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”).

•

The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of June 30, 2025, we posted initial margin of $96 million to our clearing agents, which represented $48 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings.

•

As of June 30, 2025, $13.0 billion notional of our derivatives portfolio was in bilateral over-the-counter derivative transactions pursuant to which we have posted aggregate independent amounts of $593 million and are holding collateral from counterparties in the amount of $11 million.

Investment results

The following tables set forth information about investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended June 30,				Increase (decrease)
	2025		2024		2025 vs. 2024
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.7%	$570	4.7%	$571	—%	$(1)
Fixed maturity securities—non-taxable	—%	—	—%	—	—%	—
Equity securities	2.4%	3	2.8%	3	(0.4)%	—
Commercial mortgage loans	4.6%	72	4.5%	75	0.1%	(3)
Policy loans	5.5%	32	9.8%	56	(4.3)%	(24)
Limited partnerships (1)	8.4%	69	4.9%	36	3.5%	33
Other invested assets (2)	42.3%	62	45.6%	67	(3.3)%	(5)
Cash, cash equivalents, restricted cash and short-term investments	4.1%	19	5.1%	25	(1.0)%	(6)

Gross investment income before expenses and fees	5.2%	827	5.2%	833	—%	(6)
Expenses and fees	(0.2)%	(25)	(0.2)%	(25)	—%	—

Net investment income	5.0%	$802	5.0%	$808	—%	$(6)

Average invested assets and cash		$63,641		$64,045		$(404)

(1)	Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

	Six months ended June 30,				Increase (decrease)
	2025		2024		2025 vs. 2024
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$1,129	4.6%	$1,125	—%	$4
Fixed maturity securities—non-taxable	—	—	5.6%	1	(5.6)%	(1)
Equity securities	2.4%	6	2.4%	5	—%	1
Commercial mortgage loans	4.6%	145	4.5%	150	0.1%	(5)
Policy loans	5.8%	68	10.1%	114	(4.3)%	(46)
Limited partnerships (1)	4.8%	77	3.8%	56	1.0%	21
Other invested assets (2)	41.9%	123	46.3%	135	(4.4)%	(12)
Cash, cash equivalents, restricted cash and short-term investments	4.3%	41	5.1%	52	(0.8)%	(11)

Gross investment income before expenses and fees	5.0%	1,589	5.1%	1,638	(0.1)%	(49)
Expenses and fees	(0.2)%	(48)	(0.1)%	(48)	(0.1)%	—

Net investment income	4.8%	$1,541	5.0%	$1,590	(0.2)%	$(49)

Average invested assets and cash		$63,670		$64,168		$(498)

(1)	Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)	Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

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

For the six months ended June 30, 2025, gross annualized weighted-average investment yields decreased driven by lower net investment income on lower average invested assets. Net investment income for the six months ended June 30, 2025 decreased largely from lower policy loan rates in our corporate-owned life insurance products in the current year.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2025	2024	2025	2024
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$7	$21	$11	$28
Realized losses	(25)	(40)	(33)	(69)

Net realized gains (losses) on available-for-sale fixed maturity securities	(18)	(19)	(22)	(41)
Net realized gains (losses) on equity securities sold	4	—	5	—

Total net realized investment gains (losses)	(14)	(19)	(17)	(41)

Net change in allowance for credit losses on available-for-sale fixed maturity securities	(11)	7	(15)	7
Write-down of available-for-sale fixed maturity securities	(4)	—	(4)	—
Net unrealized gains (losses) on equity securities still held	32	12	18	44
Net unrealized gains (losses) on limited partnerships	25	(52)	63	(9)
Commercial mortgage loans	(20)	(1)	(17)	(3)
Derivative instruments	(36)	(8)	(30)	(7)
Other	—	—	1	(3)

Net investment gains (losses)	$(28)	$(61)	$(1)	$(12)

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

•

We recorded $25 million of net unrealized gains on limited partnerships in the current year driven by favorable private equity market performance compared to $52 million of net unrealized losses in the prior year driven by unfavorable performance. We also recorded $20 million of higher net unrealized gains on equity securities from more favorable equity market performance in the current year.

•

During the current year, we increased the provision for credit losses for commercial mortgage loans by $20 million as a result of updates to the analytical model used to determine the adequacy of the allowance for credit losses. We also increased the allowance for credit losses on available-for-sale fixed maturity securities by $11 million in the current year compared to a decrease of $7 million in the prior year related to sales of securities.

•

We had $28 million of higher net investment losses related to derivatives in the current year primarily attributable to losses on foreign currency forward contracts used to mitigate foreign currency exchange risk.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

•

We recorded $19 million of lower net realized losses related to the sale of available-for-sale fixed maturity securities in the current year. The prior year losses were primarily driven by sales related to portfolio repositioning.

•

We recorded $63 million of net unrealized gains on limited partnerships in the current year driven by favorable private equity market performance compared to $9 million of net unrealized losses in the prior year driven by unfavorable performance. We also recorded $26 million of lower net unrealized gains on equity securities in the current year from less favorable equity market performance.

•

During the current year, we increased the provision for credit losses for commercial mortgage loans by $17 million primarily as a result of updates to the analytical model used to determine the adequacy of the allowance for credit losses. We also increased the allowance for credit losses on available-for-sale fixed maturity securities by $15 million in the current year compared to a decrease of $7 million in the prior year related to sales of securities.

•

We had $23 million of higher net investment losses related to derivatives in the current year primarily attributable to losses on foreign currency forward contracts used to mitigate foreign currency exchange risk.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	June 30, 2025		December 31, 2024
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Available-for-sale fixed maturity securities:
Public	$31,077	51%	$30,650	51%
Private	14,595	24	14,252	24
Equity securities	516	1	515	1
Commercial mortgage loans, net	6,334	10	6,411	11
Policy loans	2,366	4	2,310	4
Limited partnerships	3,337	6	3,142	5
Other invested assets	643	1	648	1
Cash, cash equivalents and restricted cash	1,797	3	2,048	3

Total cash, cash equivalents and invested assets	$60,665	100%	$59,976	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for these line items under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity and equity securities, limited partnerships, derivatives, embedded derivatives and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of June 30, 2025, approximately 6% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	June 30, 2025		December 31, 2024
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Bank loan investments	$532	82%	$535	82%
Derivatives	42	7	56	9
Short-term investments	11	2	4	1
Other investments	58	9	53	8

Total other invested assets	$643	100%	$648	100%

Derivatives decreased largely from changes in foreign currency exchange rates in the current year. Short-term investments increased from net purchases in the current year.

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

		December 31,		Maturities/	June 30,
(Notional in millions)	Measurement	2024	Additions	terminations	2025
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,757	$—	$(381)	$8,376
Foreign currency swaps	Notional	144	12	—	156
Forward bond purchase commitments	Notional	2,639	331	—	2,970

Total cash flow hedges		11,540	343	(381)	11,502

Total derivatives designated as hedges		11,540	343	(381)	11,502

Derivatives not designated as hedges
Equity index options	Notional	604	233	(275)	562
Financial futures	Notional	1,102	2,198	(2,250)	1,050
Forward bond purchase commitments	Notional	500	—	—	500
Foreign currency forward contracts	Notional	—	387	—	387

Total derivatives not designated as hedges		2,206	2,818	(2,525)	2,499

Total derivatives		$13,746	$3,161	$(2,906)	$14,001

		December 31,		Maturities/	June 30,
(Number of policies)	Measurement	2024	Additions	terminations	2025
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	4,867	—	(358)	4,509
Indexed universal life embedded derivatives	Policies	717	—	(18)	699

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

Consolidated Balance Sheets

Total assets. Total assets increased $465 million from $86,871 million as of December 31, 2024 to $87,336 million as of June 30, 2025.

•

Invested assets increased $940 million primarily attributable to increases of $770 million in fixed maturity securities and $195 million in limited partnerships. The increase in fixed maturity securities was predominantly related to lower interest rates increasing the fair value of our fixed maturity investment portfolio, partially offset by net sales and maturities in the current year. Limited partnerships increased largely from capital calls in the current year.

•

Cash and cash equivalents decreased $251 million principally from net withdrawals from our investment contracts, capital calls on limited partnerships and repurchases of Genworth Financial’s common stock, partially offset by net sales and maturities of fixed maturity securities in the current year.

•	Deferred acquisition costs decreased $99 million largely driven by amortization in our life and long-term care insurance products in the current year.

Total liabilities. Total liabilities increased $117 million from $77,440 million as of December 31, 2024 to $77,557 million as of June 30, 2025.

•

The liability for future policy benefits increased $501 million primarily from a decrease in the single-A interest rate used to discount the liability for future policy benefits. Our long-term care insurance reserves also increased largely driven by aging of the in-force block, including higher interest accretion, partially offset by benefit payments outpacing premiums collected in the current year. These increases were partially offset by the runoff of our fixed annuity and life insurance products.

•

Policyholder account balances decreased $431 million largely driven by benefit payments, surrenders and withdrawals in our fixed annuity and universal and term universal life insurance products in the current year.

•

Liability for policy and contract claims increased $93 million primarily from higher pending claims in our life insurance products largely due to higher frequency in the current year. The increase was also driven by new delinquencies in our Enact segment, partially offset by reserve releases in the current year primarily due to favorable cure performance on prior year delinquencies.

Total equity. Total equity increased $348 million from $9,431 million as of December 31, 2024 to $9,779 million as of June 30, 2025.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $105 million for the six months ended June 30, 2025.

•	Unrealized gains (losses) on investments increased total equity by $620 million primarily due to a decrease in interest rates in the current year.

•	Derivatives qualifying as hedges decreased total equity by $112 million largely due to amortization of forward starting swap gains into net investment income.

•

The change in the discount rate used to measure future policy benefits and related reinsurance recoverables decreased total equity by $253 million largely attributable to a decrease in the single-A interest rate in the current year.

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

The following table sets forth our unaudited condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2025	2024
Net cash from (used by) operating activities	$40	$(100)
Net cash from (used by) investing activities	160	401
Net cash from (used by) financing activities	(451)	(584)

Net increase (decrease) in cash and cash equivalents	$(251)	$(283)

We had net cash inflows from operating activities in the current year compared to net cash outflows in the prior year primarily driven by lower benefit payments in our long-term care insurance business resulting from lower settlement payments, as the implementation of the third legal settlement was materially completed in the fourth quarter of 2024.

Net cash inflows from investing activities were lower in the current year mainly driven by lower net sales and maturities of fixed maturity securities.

Net cash outflows related to financing activities were lower primarily due to lower net withdrawals from our investment contracts in the current year and repurchases of Genworth Holdings’ debt in the prior year that did not recur.

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

Enact Holdings’ capital allocation strategy includes supporting its existing policyholders, growing its mortgage insurance business, funding attractive new business opportunities and returning capital to its shareholders. On May 1, 2024, Enact Holdings announced the approval by its board of directors of a share repurchase program under which Enact Holdings could repurchase up to $250 million of its outstanding common stock. Enact Holdings completed the repurchase of shares under this authorization in the second quarter of 2025. On April 30, 2025, Enact Holdings announced the authorization of a new share repurchase program that allows for the repurchase of up to an additional $350 million of its common stock. Genworth Holdings entered into an agreement with Enact Holdings to participate in the share repurchase program in order to maintain its current ownership interest in Enact Holdings. In addition to its share repurchase program, Enact Holdings pays a quarterly dividend. As the majority shareholder, Genworth Holdings received $170 million of capital returns from Enact Holdings during the six months ended June 30, 2025, comprised of share repurchases and quarterly dividends. Enact Holdings expects the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including Enact Holdings’ stock price, capital availability, business and market conditions, regulatory requirements and debt covenant restrictions, among other factors. Future dividend payments will be subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial and will also be dependent on a variety of economic, market and business conditions, among other considerations.

On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under its existing share repurchase program that began in May 2022. Pursuant to the program, during the six months ended June 30, 2025, Genworth Financial repurchased 10,797,934 shares of its common stock at an average price of $6.95 per share for a total of $75 million before excise taxes and other costs. Genworth Financial also repurchased 1,266,726 shares of its common stock at an average price of $7.89 per share under the share repurchase program through a Rule 10b5-1 trading plan in July 2025, leaving approximately $70 million available for repurchase under the program as of July 31, 2025. Further repurchases under the program will continue to be funded from holding company capital, as well as future cash flow generation, including expected future capital returns from Enact Holdings. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or by other means, including through Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.

Our future use of liquidity and capital will prioritize strategic investments in CareScout and returning capital to Genworth Financial’s shareholders through share repurchases. In addition, we also expect to repurchase or redeem outstanding debt from time to time (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise.

Genworth Holdings had $248 million and $294 million of unrestricted cash and cash equivalents as of June 30, 2025 and December 31, 2024, respectively. The decrease was principally driven by annual employee benefit payments, which are expected to be offset by subsidiary expense arrangements during 2025, and repurchases of Genworth Financial’s common stock, partially offset by capital returns from Enact Holdings. The $248 million of Genworth Holdings’ cash and cash equivalents included approximately $128 million of advance cash payments from our subsidiaries held for future obligations and the remainder of our planned capital contribution to CareScout Insurance in 2025 to meet its regulatory capital requirements. We do not consider this cash held for future obligations when evaluating holding company liquidity for the purposes of allocating capital or computing our cash position relative to the cash management target discussed below. We believe Genworth Holdings’ unrestricted cash and cash equivalents provide sufficient liquidity to meet its financial obligations over the next twelve months as well as in the longer term. We expect Genworth Holdings’ liquidity to continue to be impacted by the amounts and timing of Genworth Financial’s share repurchases as well as future dividends and other forms of capital returns from Enact Holdings. In addition, we anticipate lower intercompany cash tax payments to be retained by Genworth Holdings from its subsidiaries going forward.

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

In our long-term care insurance business, we expect overall claims costs to continue to increase over time as our blocks age, with peak claim years over a decade away. For information on discounted and undiscounted expected future benefit payments, see note 8 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.” We also expect renewal premiums on the in-force block of our legacy long-term care insurance business to decline over time as the block runs off and as policyholders elect benefit reductions in connection with our in-force rate actions and legal settlements; however, we expect this decline to be partially offset by future approved rate actions.

Given the challenging macroeconomic environment in 2024 and into the first half of 2025, employee costs have increased driven in part by wage inflation, the competitive labor market and low labor participation. Additionally, in our long-term care insurance business, we have observed an increase in the cost of care due in part to elevated inflation. These inflationary pressures have not had a significant impact on our liquidity to date; however, if these conditions persist, they could have a material adverse impact on our liquidity, results of operations and financial condition.

The U.S. economy also faces uncertainty and volatility due to pending tariff negotiations taking place across global markets. The insurance industry and our insurance subsidiaries are not directly impacted by tariffs. However, if the ultimate outcome of the global tariff negotiations significantly impacts the U.S. and global economies and equity and fixed income markets, this could have an adverse impact on the housing industry, investment income, our results of operations and liquidity. We will continue to monitor macroeconomic trends, including inflation and any ancillary effects of the tariff negotiations, to help mitigate any potential adverse impacts to our liquidity.

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are typically matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are typically matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of June 30, 2025, our total cash, cash equivalents and invested assets were $60.7 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, bank loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 45% of the carrying value of our total cash, cash equivalents and invested assets as of June 30, 2025.

Off-balance sheet commitments, guarantees and contractual obligations

As of June 30, 2025, we were committed to fund $1,748 million in limited partnership investments, $394 million in private placement investments, $122 million of bank loan investments and $20 million in commercial mortgage loan investments.

As previously disclosed, in connection with pending litigation between AXA and Santander related to the payment protection insurance (“PPI”) mis-selling losses, Genworth has certain rights to share in any recoveries by AXA to recoup payments it previously made to AXA for the underlying PPI mis-selling losses. Genworth is not a named party in the litigation with Santander, and, therefore, does not ultimately control the litigation. In order to better align the interests of AXA and Genworth in the litigation, in March 2025, Genworth agreed to provide AXA a guarantee for the recovery of certain of AXA’s PPI mis-selling losses not previously reimbursed by Genworth, regardless of the ultimate outcome of the litigation. The guarantee was provided through a stand-by letter of credit (“LC”) issued by a third-party financial institution for the benefit of AXA and a reimbursement agreement between Genworth and the third-party financial institution. Genworth could be required to pay an amount under the guarantee, through the reimbursement agreement, up to £80 million. Whether AXA may draw upon the LC is subject to the amount of any settlement between AXA and Santander, or certain milestones in the court proceedings. On July 25, 2025, the U.K. High Court issued a liability judgment in favor of AXA in the legal proceedings against Santander. The judgment finds Santander liable for AXA’s losses resulting from Santander’s mis-selling. The judge awarded AXA damages, interest, and costs of approximately £680 million ($911 million). Under prior agreements between Genworth and AXA, Genworth is entitled to share in funds that AXA recovers from third parties related to the mis-selling losses. If the judgment is paid in full and appeals, if any, are favorably resolved, Genworth could be entitled to recover approximately $750 million, depending upon the applicable exchange rate at that time. As of June 30, 2025, we have not recorded any amounts related to the guarantee or associated with recoveries in connection with the liability judgment. Recoveries have not been factored into our capital allocation plans. We would expect to deploy any recoveries in line with our stated capital allocation priorities, which are investing in growth through CareScout, returning cash to shareholders through our share repurchase program and opportunistically paying down debt.

Except as disclosed above, as of June 30, 2025, there have been no material additions or changes to guarantees provided by Genworth Financial and Genworth Holdings or to our contractual obligations as compared to the amounts disclosed within our 2024 Annual Report on Form 10-K filed on February 28, 2025.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2025

During the three months ended June 30, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
See note 16 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.

Item 1A.	Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2024 Annual Report on Form 10-K, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of June 30, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Common Stock
The following table sets forth information regarding Genworth Financial’s share repurchases during the three months ended June 30, 2025:

(Dollar amounts in millions, except share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar amount of shares that may yet be purchased under the program (1)
April 1, 2025 through April 30, 2025	1,422,395	$7.03	1,422,395	$100
May 1, 2025 through May 31, 2025	1,441,909	$6.94	1,441,909	$90
June 1, 2025 through June 30, 2025	1,416,773	$7.06	1,416,773	$80

Total	4,281,077		4,281,077

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
During the three months ended June 30, 2025, no directors or officers of Genworth adopted or terminated any contract, instruction or written plan for the purchase or sale of Genworth’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any
“non-Rule 10b5-1
trading arrangement” as defined under the securities laws.

Item 6.	Exhibits

Number	Description
10.1§	2025 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Jerome T. Upton (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Jerome T. Upton (filed herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

§	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: July 31, 2025

	By:	/s/ Darren W. Woodell
Darren W. Woodell Vice President and Controller (Principal Accounting Officer)