Form 10-Q
period 2025-09-30
GENWORTH FINANCIAL INC
filed 2025-11-06
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-32195
___________________________
GENWORTH FINANCIAL, INC.
(Exact name of registrant as specified in its charter)
___________________________

Delaware	80-0873306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11011 West Broad Street Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)
(804) 281-6000
(Registrant’s telephone number, including area code)
___________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.001 per share	GNW	New York Stock Exchange
___________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, 399,380,567 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value and share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $48,379 and $48,720, respectively, and allowance for credit losses of $28 and $10, respectively)	$46,110	$44,902
Equity securities, at fair value	546	515
Commercial mortgage loans	6,374	6,450
Less: Allowance for credit losses	(59)	(39)
Commercial mortgage loans, net	6,315	6,411
Policy loans	2,311	2,310
Limited partnerships	3,473	3,142
Other invested assets	658	648
Total investments	59,413	57,928
Cash, cash equivalents and restricted cash	2,036	2,048
Accrued investment income	589	607
Deferred acquisition costs	1,632	1,779
Intangible assets	184	197
Reinsurance recoverable	17,935	17,679
Less: Allowance for credit losses	(23)	(24)
Reinsurance recoverable, net	17,912	17,655
Other assets	421	444
Deferred tax asset	1,788	1,718
Market risk benefit assets	62	57
Separate account assets	4,449	4,438
Total assets	$88,486	$86,871
Liabilities and equity
Liabilities:
Future policy benefits	$55,364	$53,610
Policyholder account balances	14,039	14,594
Market risk benefit liabilities	429	465
Liability for policy and contract claims	710	670
Unearned premiums	96	115
Other liabilities	2,056	2,026
Long-term borrowings	1,520	1,518
Separate account liabilities	4,449	4,438
Liabilities related to discontinued operations	2	4
Total liabilities	78,665	77,440
Commitments and contingencies (Note 16)
Equity:
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 607,393,280 and 606,314,179 shares issued, respectively; 402,682,970 and 421,419,484 shares outstanding, respectively	1	1
Additional paid-in capital	11,879	11,875
Accumulated other comprehensive income (loss)	(1,395)	(1,642)
Retained earnings	1,731	1,511
Treasury stock, at cost (204,710,310 and 184,894,695 shares, respectively)	(3,404)	(3,251)
Total Genworth Financial, Inc.’s stockholders’ equity	8,812	8,494
Noncontrolling interests	1,009	937
Total equity	9,821	9,431
Total liabilities and equity	$88,486	$86,871
See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Premiums	$886	$874	$2,613	$2,604
Net investment income	799	777	2,340	2,367
Net investment gains (losses)	99	66	98	54
Policy fees and other income	151	163	466	488
Total revenues	1,935	1,880	5,517	5,513
Benefits and expenses:
Benefits and other changes in policy reserves	1,227	1,213	3,639	3,567
Liability remeasurement (gains) losses	106	34	170	65
Changes in fair value of market risk benefits and associated hedges	(1)	21	7	(10)
Interest credited	96	102	289	352
Acquisition and operating expenses, net of deferrals	259	259	744	724
Amortization of deferred acquisition costs and intangibles	57	62	174	187
Interest expense	27	28	79	88
Total benefits and expenses	1,771	1,719	5,102	4,973
Income from continuing operations before income taxes	164	161	415	540
Provision for income taxes	9	40	80	138
Income from continuing operations	155	121	335	402
Loss from discontinued operations, net of taxes	(8)	(3)	(20)	(5)
Net income	147	118	315	397
Less: net income attributable to noncontrolling interests	31	33	94	97
Net income available to Genworth Financial, Inc.’s common stockholders	$116	$85	$221	$300
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.30	$0.20	$0.58	$0.70
Diluted	$0.30	$0.20	$0.58	$0.69
Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.29	$0.20	$0.54	$0.69
Diluted	$0.28	$0.19	$0.53	$0.68
Weighted-average common shares outstanding:
Basic	408.0	430.8	413.2	436.7
Diluted	413.3	435.8	417.9	442.3
See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$147	$118	$315	$397
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	643	1,662	1,278	749
Net unrealized gains (losses) on securities with an allowance for credit losses	—	—	5	—
Derivatives qualifying as hedges	(27)	141	(139)	(139)
Change in the discount rate used to measure future policy benefits	(627)	(1,965)	(880)	98
Change in instrument-specific credit risk of market risk benefits	1	—	1	2
Foreign currency translation and other adjustments	(1)	3	13	(2)
Total other comprehensive income (loss)	(11)	(159)	278	708
Total comprehensive income (loss)	136	(41)	593	1,105
Less: comprehensive income attributable to noncontrolling interests	43	58	125	121
Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$93	$(99)	$468	$984
See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)
(Unaudited)

	Three months ended September 30, 2025
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of June 30, 2025	$1	$11,871	$(1,372)	$1,615	$(3,327)	$8,788	$991	$9,779
Repurchase of subsidiary shares	—	—	—	—	—	—	(20)	(20)
Comprehensive income:
Net income	—	—	—	116	—	116	31	147
Other comprehensive income (loss), net of taxes	—	—	(23)	—	—	(23)	12	(11)
Total comprehensive income						93	43	136
Treasury stock acquired in connection with share repurchases	—	—	—	—	(77)	(77)	—	(77)
Dividends to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Stock-based compensation expense and exercises and other	—	8	—	—	—	8	1	9
Balances as of September 30, 2025	$1	$11,879	$(1,395)	$1,731	$(3,404)	$8,812	$1,009	$9,821

	Three months ended September 30, 2024
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of June 30, 2024	$1	$11,880	$(1,687)	$1,428	$(3,163)	$8,459	$894	$9,353
Repurchase of subsidiary shares	—	—	—	—	—	—	(14)	(14)
Comprehensive income (loss):
Net income	—	—	—	85	—	85	33	118
Other comprehensive income (loss), net of taxes	—	—	(184)	—	—	(184)	25	(159)
Total comprehensive income (loss)						(99)	58	(41)
Treasury stock acquired in connection with share repurchases	—	—	—	—	(36)	(36)	—	(36)
Dividends to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Stock-based compensation expense and exercises and other	—	(12)	—	(1)	—	(13)	11	(2)
Balances as of September 30, 2024	$1	$11,868	$(1,871)	$1,512	$(3,199)	$8,311	$944	$9,255
See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY, CONTINUED
(Amounts in millions)
(Unaudited)

	Nine months ended September 30, 2025
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2024	$1	$11,875	$(1,642)	$1,511	$(3,251)	$8,494	$937	$9,431
Repurchase of subsidiary shares	—	—	—	—	—	—	(48)	(48)
Comprehensive income:
Net income	—	—	—	221	—	221	94	315
Other comprehensive income, net of taxes	—	—	247	—	—	247	31	278
Total comprehensive income						468	125	593
Treasury stock acquired in connection with share repurchases	—	—	—	—	(153)	(153)	—	(153)
Dividends to noncontrolling interests	—	—	—	—	—	—	(17)	(17)
Stock-based compensation expense and exercises and other	—	4	—	(1)	—	3	12	15
Balances as of September 30, 2025	$1	$11,879	$(1,395)	$1,731	$(3,404)	$8,812	$1,009	$9,821

	Nine months ended September 30, 2024
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2023	$1	$11,884	$(2,555)	$1,213	$(3,063)	$7,480	$855	$8,335
Repurchase of subsidiary shares	—	—	—	—	—	—	(32)	(32)
Comprehensive income:
Net income	—	—	—	300	—	300	97	397
Other comprehensive income, net of taxes	—	—	684	—	—	684	24	708
Total comprehensive income						984	121	1,105
Treasury stock acquired in connection with share repurchases	—	—	—	—	(136)	(136)	—	(136)
Dividends to noncontrolling interests	—	—	—	—	—	—	(15)	(15)
Stock-based compensation expense and exercises and other	—	(16)	—	(1)	—	(17)	15	(2)
Balances as of September 30, 2024	$1	$11,868	$(1,871)	$1,512	$(3,199)	$8,311	$944	$9,255
See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from (used by) operating activities:
Net income	$315	$397
Less loss from discontinued operations, net of taxes	20	5
Adjustments to reconcile net income to net cash from (used by) operating activities:
Amortization of fixed maturity securities discounts and premiums	(105)	(91)
Net investment (gains) losses	(98)	(54)
Changes in fair value of market risk benefits and associated hedges	7	(10)
Charges assessed to policyholders	(409)	(429)
Amortization of deferred acquisition costs and intangibles	174	187
Deferred income taxes	(29)	(57)
Derivative instruments, limited partnerships and other	(268)	(343)
Long-term incentive compensation expense	42	37
Change in certain assets and liabilities:
Accrued investment income and other assets	(60)	(88)
Insurance reserves	588	490
Current tax liabilities	(3)	108
Other liabilities, policy and contract claims and other policy-related balances	(19)	(91)
Cash used by operating activities—discontinued operations	(28)	—
Net cash from (used by) operating activities	127	61
Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	1,981	1,870
Commercial mortgage loans	486	431
Limited partnerships and other invested assets	173	158
Proceeds from sales of investments:
Fixed maturity and equity securities	1,459	2,139
Purchases and originations of investments:
Fixed maturity and equity securities	(2,933)	(3,423)
Commercial mortgage loans	(415)	(171)
Limited partnerships and other invested assets	(330)	(413)
Short-term investments, net	(21)	26
Policy loans, net	93	69
Other	(25)	(45)
Net cash from (used by) investing activities	468	641
Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	383	407
Withdrawals from universal life and investment contracts	(773)	(963)
Proceeds from issuance of long-term debt	—	750
Debt issuance costs	—	(7)
Repayment and repurchase of long-term debt	—	(793)
Repurchase of subsidiary shares	(48)	(32)
Treasury stock acquired in connection with share repurchases	(151)	(135)
Dividends paid to noncontrolling interests	(17)	(15)
Other, net	(1)	(72)
Net cash from (used by) financing activities	(607)	(860)
Net change in cash, cash equivalents and restricted cash	(12)	(158)
Cash, cash equivalents and restricted cash at beginning of period	2,048	2,215
Cash, cash equivalents and restricted cash at end of period	$2,036	$2,057
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
We manage our business through the following three reportable segments:
•Enact. Enact Holdings, Inc. (“Enact Holdings”) comprises our Enact segment. Through Enact Holdings’ mortgage insurance subsidiaries, we offer private mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans at specified coverage percentages (“primary mortgage insurance”). Enact Holdings also selectively enters into insurance transactions with lenders and investors, under which it insures a portfolio of loans at or after origination (“pool mortgage insurance”).
•Long-Term Care Insurance. Through our principal U.S. life insurance subsidiaries, we offer long-term care insurance products in the United States. Long-term care insurance products are intended to protect against the significant and escalating costs of long-term care services provided in the insured’s home or assisted living or nursing facilities.
•Life and Annuities. We service a variety of protection and retirement income products through our principal U.S. life insurance subsidiaries that are not actively marketed or sold. These products include traditional and non-traditional life insurance (term, universal and term universal life insurance as well as corporate-owned life insurance and funding agreements), fixed annuities and variable annuities.
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
On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under Genworth Financial’s existing share repurchase program that began in May 2022. Pursuant to the program, during the nine months ended September 30, 2025, Genworth Financial repurchased 19,815,615 shares of its

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
common stock at an average price of $7.62 per share for a total cost of $153 million, including excise taxes and other costs paid in connection with acquiring the shares. The repurchased shares were recorded at cost and presented as treasury stock in a separate caption in equity in our condensed consolidated balance sheets. On September 18, 2025, Genworth Financial announced that its Board of Directors had authorized a new share repurchase program under which Genworth Financial may purchase up to $350 million of its outstanding common stock. Under the new program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
In October 2025, Genworth Financial repurchased 3,302,403 shares of its common stock through a Rule 10b5-1 trading plan at an average price of $8.76 per share, finalizing the repurchases under the July 2023 authorization and leaving approximately $325 million available for repurchase under the new program as of October 31, 2025.
(2) Accounting Changes
Accounting Pronouncements Not Yet Adopted
In September 2025, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to refine the scope of derivative accounting. The guidance added a scope exception for certain contracts that are not exchange-traded and have underlying variables based on the operations or activities of one of the parties to the contract. This guidance is effective for us on January 1, 2027 using the prospective or modified retrospective method, with early adoption permitted. We are currently evaluating the impact the guidance may have on our processes.
In September 2025, the FASB issued new accounting guidance related to accounting for internal-use software costs. The new guidance modified the cost capitalization threshold by removing project development stages and adding new capitalization considerations. Under the new standard, eligible costs are capitalized when management has authorized and committed funds to the project, and it is probable that the project will be completed and the software will be used for its intended purpose, commonly referred to as “the probable-to-complete threshold.” Additional disclosure will be required of internal-use software and related amortization regardless of how the internal-use software is classified on the balance sheet. This guidance is effective for us for interim and annual reporting periods beginning on January 1, 2028 using the prospective, modified retrospective or retrospective method, with early adoption permitted. We are currently evaluating the impact the guidance may have on our processes, controls and disclosures.
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
In December 2023, the FASB issued new accounting guidance to improve income tax disclosures. The guidance requires annual disclosure of specific categories in the income tax rate reconciliation, separate disclosure of additional information related to reconciling items that meet a quantitative threshold and additional disclosures about income taxes paid, among other qualitative and quantitative disclosure improvements. The guidance will have no impact on our consolidated financial statements but will expand our disclosures effective for annual reporting periods beginning on January 1, 2025 and will be adopted using the retrospective method. We are finalizing the required disclosures in accordance with the new guidance, which will be reflected in the notes contained in our 2025 Annual Report on Form 10-K.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2025	2024	2025	2024
Weighted-average common shares used in basic earnings (loss) per share calculations	408.0	430.8	413.2	436.7
Potentially dilutive securities:
Performance stock units, restricted stock units and other equity-based awards	5.3	5.0	4.7	5.6
Weighted-average common shares used in diluted earnings (loss) per share calculations	413.3	435.8	417.9	442.3
Income from continuing operations:
Income from continuing operations	$155	$121	$335	$402
Less: net income from continuing operations attributable to noncontrolling interests	31	33	94	97
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$124	$88	$241	$305
Basic per share	$0.30	$0.20	$0.58	$0.70
Diluted per share	$0.30	$0.20	$0.58	$0.69
Loss from discontinued operations:
Loss from discontinued operations, net of taxes	$(8)	$(3)	$(20)	$(5)
Basic per share	$(0.02)	$(0.01)	$(0.05)	$(0.01)
Diluted per share	$(0.02)	$(0.01)	$(0.05)	$(0.01)
Net income:
Income from continuing operations	$155	$121	$335	$402
Loss from discontinued operations, net of taxes	(8)	(3)	(20)	(5)
Net income	147	118	315	397
Less: net income attributable to noncontrolling interests	31	33	94	97
Net income available to Genworth Financial, Inc.’s common stockholders	$116	$85	$221	$300
Basic per share (1)	$0.29	$0.20	$0.54	$0.69
Diluted per share	$0.28	$0.19	$0.53	$0.68
_____________
(1)May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) Investments
(a)Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2025	2024	2025	2024
Fixed maturity securities—taxable	$565	$557	$1,694	$1,682
Fixed maturity securities—non-taxable	1	—	1	1
Equity securities	3	3	9	8
Commercial mortgage loans	74	74	219	224
Policy loans	39	38	107	152
Limited partnerships	62	36	139	92
Other invested assets (1)	64	70	187	205
Cash, cash equivalents, restricted cash and short-term investments	18	24	59	76
Gross investment income before expenses and fees	826	802	2,415	2,440
Expenses and fees	(27)	(25)	(75)	(73)
Net investment income	$799	$777	$2,340	$2,367
_____________
(1)Includes amounts related to derivative instruments. See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(b)Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2025	2024	2025	2024
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$3	$7	$14	$35
Realized losses	(13)	(14)	(46)	(83)
Net realized gains (losses) on available-for-sale fixed maturity securities	(10)	(7)	(32)	(48)
Net realized gains (losses) on equity securities sold	—	—	5	—
Total net realized investment gains (losses)	(10)	(7)	(27)	(48)
Net change in allowance for credit losses on available-for-sale fixed maturity securities	(3)	—	(18)	7
Write-down of available-for-sale fixed maturity securities (1)	—	—	(4)	—
Net unrealized gains (losses) on equity securities still held	30	22	48	66
Net unrealized gains (losses) on limited partnerships	66	55	129	46
Commercial mortgage loans	(3)	(8)	(20)	(11)
Derivative instruments (2)	17	10	(13)	3
Other	2	(6)	3	(9)
Net investment gains (losses)	$99	$66	$98	$54
_____________________
(1)Represents write-down of securities deemed uncollectible or that we intend to sell or will be required to sell prior to recovery of the amortized cost basis.
(2)See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
See Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale fixed maturity securities. The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity securities as of and for the three months ended September 30, 2025:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
U.S. corporate	$10	$—	$(1)	$—	$—	$—	$—	$9
Non-U.S. corporate	10	—	4	—	—	—	—	14
Commercial mortgage-backed	5	—	—	—	—	—	—	5
Total available-for-sale fixed maturity securities	$25	$—	$3	$—	$—	$—	$—	$28
There was no allowance for credit losses related to our available-for-sale fixed maturity securities as of and for the three months ended September 30, 2024.
The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity securities as of and for the nine months ended September 30, 2025:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
U.S. corporate	$4	$10	$(1)	$(4)	$—	$—	$—	$9
Non-U.S. corporate	3	12	—	—	(1)	—	—	14
Commercial mortgage-backed	3	1	1	—	—	—	—	5
Total available-for-sale fixed maturity securities	$10	$23	$—	$(4)	$(1)	$—	$—	$28

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

(c)Unrealized Investment Gains and Losses
Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	September 30, 2025	December 31, 2024
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses	$(2,241)	$(3,801)
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses	—	(7)
Adjustments to policyholder contract balances	63	83
Income taxes, net	266	530
Net unrealized investment gains (losses)	(1,912)	(3,195)
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	(7)	(39)
Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(1,905)	$(3,156)

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2025	2024	2025	2024
Beginning balance	$(2,536)	$(3,042)	$(3,156)	$(2,130)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	736	2,140	1,535	911
Adjustments to policyholder contract balances	(11)	(34)	(20)	(7)
Provision for income taxes	(90)	(450)	(257)	(193)
Change in unrealized gains (losses) on investment securities	635	1,656	1,258	711
Reclassification adjustments to net investment (gains) losses (1)	8	6	25	38
Change in net unrealized investment gains (losses)	643	1,662	1,283	749
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	12	25	32	24
Ending balance	$(1,905)	$(1,405)	$(1,905)	$(1,405)
_____________
(1)Net of taxes of $(2) million and $(1) million during the three months ended September 30, 2025 and 2024, respectively, and $(7) million and $(10) million during the nine months ended September 30, 2025 and 2024, respectively.
Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(d)Fixed Maturity Securities
As of September 30, 2025, the amortized cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,857	$66	$(330)	$—	$3,593
State and political subdivisions	2,387	14	(256)	—	2,145
Non-U.S. government	1,244	38	(79)	—	1,203
U.S. corporate:
Utilities	4,797	104	(355)	(3)	4,543
Energy	2,470	67	(122)	—	2,415
Finance and insurance	7,460	115	(478)	(2)	7,095
Consumer—non-cyclical	4,662	102	(278)	(4)	4,482
Technology and communications	2,984	65	(233)	—	2,816
Industrial	1,101	16	(82)	—	1,035
Capital goods	2,349	67	(102)	—	2,314
Consumer—cyclical	1,408	22	(72)	—	1,358
Transportation	1,091	43	(70)	—	1,064
Other	276	4	(11)	—	269
Total U.S. corporate	28,598	605	(1,803)	(9)	27,391
Non-U.S. corporate:
Utilities	691	4	(37)	(3)	655
Energy	1,011	30	(33)	(5)	1,003
Finance and insurance	1,743	43	(78)	—	1,708
Consumer—non-cyclical	629	6	(62)	—	573
Technology and communications	781	9	(57)	—	733
Industrial	774	21	(27)	(6)	762
Capital goods	714	14	(30)	—	698
Consumer—cyclical	250	4	(9)	—	245
Transportation	448	15	(19)	—	444
Other	489	12	(21)	—	480
Total non-U.S. corporate	7,530	158	(373)	(14)	7,301
Residential mortgage-backed	1,080	15	(36)	—	1,059
Commercial mortgage-backed	1,607	2	(244)	(5)	1,360
Other asset-backed	2,076	13	(31)	—	2,058
Total available-for-sale fixed maturity securities	$48,379	$911	$(3,152)	$(28)	$46,110

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of September 30, 2025:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$544	$(23)	27	$1,342	$(307)	45	$1,886	$(330)	72
State and political subdivisions	166	(8)	36	1,520	(248)	247	1,686	(256)	283
Non-U.S. government	58	(1)	22	416	(78)	59	474	(79)	81
U.S. corporate	1,735	(61)	358	13,892	(1,742)	1,758	15,627	(1,803)	2,116
Non-U.S. corporate	228	(11)	42	3,611	(362)	442	3,839	(373)	484
Residential mortgage-backed	—	—	—	397	(36)	142	397	(36)	142
Commercial mortgage-backed	—	—	—	1,220	(244)	195	1,220	(244)	195
Other asset-backed	165	(1)	52	725	(30)	144	890	(31)	196
Total for fixed maturity securities in an unrealized loss position	$2,896	$(105)	537	$23,123	$(3,047)	3,032	$26,019	$(3,152)	3,569
% Below cost:
<20% Below cost	$2,856	$(91)	528	$20,150	$(1,964)	2,596	$23,006	$(2,055)	3,124
20%-50% Below cost	40	(14)	9	2,973	(1,083)	436	3,013	(1,097)	445
Total for fixed maturity securities in an unrealized loss position	$2,896	$(105)	537	$23,123	$(3,047)	3,032	$26,019	$(3,152)	3,569
Investment grade	$2,835	$(96)	518	$22,514	$(2,992)	2,947	$25,349	$(3,088)	3,465
Below investment grade	61	(9)	19	609	(55)	85	670	(64)	104
Total for fixed maturity securities in an unrealized loss position	$2,896	$(105)	537	$23,123	$(3,047)	3,032	$26,019	$(3,152)	3,569

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual investment securities had been in a continuous unrealized loss position, based on industry, as of September 30, 2025:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$334	$(11)	55	$1,951	$(344)	288	$2,285	$(355)	343
Energy	147	(4)	32	1,039	(118)	136	1,186	(122)	168
Finance and insurance	332	(7)	78	4,190	(471)	512	4,522	(478)	590
Consumer—non-cyclical	339	(8)	63	2,238	(270)	252	2,577	(278)	315
Technology and communications	231	(15)	49	1,590	(218)	181	1,821	(233)	230
Industrial	128	(2)	24	554	(80)	80	682	(82)	104
Capital goods	69	(1)	21	995	(101)	123	1,064	(102)	144
Consumer—cyclical	31	(1)	12	786	(71)	112	817	(72)	124
Transportation	102	(9)	19	464	(61)	62	566	(70)	81
Other	22	(3)	5	85	(8)	12	107	(11)	17
Subtotal, U.S. corporate securities	1,735	(61)	358	13,892	(1,742)	1,758	15,627	(1,803)	2,116
Non-U.S. corporate:
Utilities	—	—	—	430	(37)	47	430	(37)	47
Energy	87	(5)	15	351	(28)	37	438	(33)	52
Finance and insurance	—	—	—	898	(78)	122	898	(78)	122
Consumer—non-cyclical	58	(1)	10	368	(61)	38	426	(62)	48
Technology and communications	48	(3)	11	431	(54)	47	479	(57)	58
Industrial	—	—	—	279	(27)	37	279	(27)	37
Capital goods	35	(2)	6	311	(28)	40	346	(30)	46
Consumer—cyclical	—	—	—	118	(9)	17	118	(9)	17
Transportation	—	—	—	221	(19)	29	221	(19)	29
Other	—	—	—	204	(21)	28	204	(21)	28
Subtotal, non-U.S. corporate securities	228	(11)	42	3,611	(362)	442	3,839	(373)	484
Total for corporate securities in an unrealized loss position	$1,963	$(72)	400	$17,503	$(2,104)	2,200	$19,466	$(2,176)	2,600
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The scheduled maturity distribution of fixed maturity securities as of September 30, 2025 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost	Fair value
Due one year or less	$1,656	$1,648
Due after one year through five years	8,381	8,309
Due after five years through ten years	11,293	11,230
Due after ten years	22,286	20,446
Subtotal	43,616	41,633
Residential mortgage-backed	1,080	1,059
Commercial mortgage-backed	1,607	1,360
Other asset-backed	2,076	2,058
Total	$48,379	$46,110
As of September 30, 2025, securities issued by finance and insurance, utilities, consumer—non-cyclical and technology and communications industry groups represented approximately 25%, 15%, 15% and 10%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of September 30, 2025, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
(e)Commercial Mortgage Loans
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
We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	September 30, 2025		December 31, 2024
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,618	41%	$2,716	42%
Industrial	1,441	23	1,331	21
Office	1,319	21	1,391	22
Apartments	502	8	498	7
Mixed use	348	5	360	6
Other	146	2	154	2
Subtotal	6,374	100%	6,450	100%
Allowance for credit losses	(59)		(39)
Total	$6,315		$6,411

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2025		December 31, 2024
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,726	27%	$1,750	27%
Pacific	1,172	19	1,157	18
Mountain	986	16	971	15
Middle Atlantic	845	13	871	13
West South Central	522	8	539	8
East North Central	430	7	431	7
West North Central	342	5	372	6
East South Central	194	3	190	3
New England	157	2	169	3
Subtotal	6,374	100%	6,450	100%
Allowance for credit losses	(59)		(39)
Total	$6,315		$6,411
As of September 30, 2025, we had no commercial mortgage loans past due or on non-accrual status. As of December 31, 2024, we had one commercial mortgage loan in the industrial property type with an amortized cost of $7 million that was more than 90 days past due and on non-accrual status. This loan did not have an allowance for credit losses as of December 31, 2024. During the second quarter of 2025, we foreclosed on this commercial mortgage loan and recorded the property as real estate owned assets in other invested assets in our condensed consolidated balance sheet. For a discussion of our policy related to placing commercial mortgage loans on non-accrual status, see Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2024 Annual Report on Form 10-K.
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
During the three months ended September 30, 2025, we did not modify any commercial mortgage loans where the borrower was determined to be experiencing financial difficulty. During the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, we modified one commercial mortgage loan in each period where the borrower was determined to be experiencing financial difficulty. These loans were included in the office property type with an amortized cost of $9 million and $35 million as of September 30, 2025 and 2024, respectively, which represented 1% and 2%, respectively, of the total asset class. The modification during the nine months ended September 30, 2025 extended the contractual term of the loan by two years, with the option to extend by one additional year up to three times, and resulted in an increase to the interest rate. The modification during the three and nine months ended September 30, 2024 extended the contractual term of the loan by ten years and changed the loan from interest-only to amortizing, which resulted in an increase to the interest rate. We continue to account for these modified loans as existing loans. As of September 30, 2025, all loans previously modified during the 12 months prior remained current.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the allowance for credit losses related to commercial mortgage loans as of and for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2025	2024	2025	2024
Allowance for credit losses:
Beginning balance	$56	$30	$39	$27
Provision	3	8	20	11
Write-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$59	$38	$59	$38
During the nine months ended September 30, 2025, we increased the provision for credit losses primarily as a result of updates to the analytical model used to determine the adequacy of the allowance for credit losses.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of September 30, 2025:

(Amounts in millions)	2025	2024	2023	2022	2021	2020 and prior	Total
Debt-to-value:
0% - 50%	$82	$36	$78	$130	$176	$1,944	$2,446
51% - 60%	91	52	46	185	248	651	1,273
61% - 75%	242	111	140	497	398	968	2,356
76% - 100%	—	—	—	43	25	206	274
Greater than 100%	—	—	—	—	—	25	25
Total amortized cost	$415	$199	$264	$855	$847	$3,794	$6,374
Debt service coverage ratio:
Less than 1.00	$—	$—	$—	$34	$23	$263	$320
1.00 - 1.25	34	16	12	41	35	299	437
1.26 - 1.50	134	77	97	120	63	505	996
1.51 - 2.00	130	69	78	398	360	1,207	2,242
Greater than 2.00	117	37	77	262	366	1,520	2,379
Total amortized cost	$415	$199	$264	$855	$847	$3,794	$6,374
The following tables set forth the debt-to-value of commercial mortgage loans by property type as of the dates indicated:

	September 30, 2025
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$1,195	$577	$840	$6	$—	$2,618
Industrial	640	285	516	—	—	1,441
Office	266	200	615	238	—	1,319
Apartments	193	119	190	—	—	502
Mixed use	75	63	158	27	25	348
Other	77	29	37	3	—	146
Total amortized cost	$2,446	$1,273	$2,356	$274	$25	$6,374
% of total	39%	20%	37%	4%	—%	100%
Weighted-average debt service coverage ratio	2.52	1.89	1.54	1.07	0.81	1.96

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2024
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$1,108	$689	$917	$2	$—	$2,716
Industrial	596	226	498	4	7	1,331
Office	269	220	639	263	—	1,391
Apartments	181	96	205	16	—	498
Mixed use	70	32	218	15	25	360
Other	83	45	26	—	—	154
Total amortized cost	$2,307	$1,308	$2,503	$300	$32	$6,450
% of total	36%	20%	39%	5%	—%	100%
Weighted-average debt service coverage ratio	2.38	1.87	1.60	1.37	1.01	1.92
The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	September 30, 2025
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$25	$91	$449	$1,127	$926	$2,618
Industrial	50	64	225	419	683	1,441
Office	177	201	191	347	403	1,319
Apartments	17	25	88	165	207	502
Mixed use	43	45	27	127	106	348
Other	8	11	16	57	54	146
Total amortized cost	$320	$437	$996	$2,242	$2,379	$6,374
% of total	5%	7%	16%	35%	37%	100%
Weighted-average debt-to-value	75%	70%	64%	57%	43%	54%

	December 31, 2024
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$35	$98	$469	$1,215	$899	$2,716
Industrial	33	70	202	486	540	1,331
Office	124	114	207	499	447	1,391
Apartments	14	37	99	148	200	498
Mixed use	50	39	41	172	58	360
Other	9	33	16	13	83	154
Total amortized cost	$265	$391	$1,034	$2,533	$2,227	$6,450
% of total	4%	6%	16%	39%	35%	100%
Weighted-average debt-to-value	74%	67%	65%	58%	45%	56%

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	September 30, 2025	December 31, 2024	Balance sheet classification	September 30, 2025	December 31, 2024
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$17	$18	Other liabilities	$750	$749
Foreign currency swaps	Other invested assets	5	13	Other liabilities	4	1
Forward bond purchase commitments	Other invested assets	11	6	Other liabilities	53	44
Total cash flow hedges		33	37		807	794
Total derivatives designated as hedges		33	37		807	794
Derivatives not designated as hedges
Equity index options	Other invested assets	19	19	Other liabilities	—	—
Financial futures (1)	Other invested assets	—	—	Other liabilities	—	—
Forward bond purchase commitments	Other invested assets	—	—	Other liabilities	32	27
Foreign currency forward contracts	Other invested assets	—	—	Other liabilities	16	—
Fixed indexed annuity embedded derivatives	Other assets	—	—	Policyholder account balances (2)	142	155
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (3)	15	15
Total derivatives not designated as hedges		19	19		205	197
Total derivatives		$52	$56		$1,012	$991
______________
(1)The period end valuations of financial futures were zero as a result of settling the margins on these contracts on a daily basis.
(2)Represents the embedded derivatives associated with our fixed indexed annuity liabilities.
(3)Represents the embedded derivatives associated with our indexed universal life liabilities.
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

(Notional in millions)	Measurement	December 31, 2024	Additions	Maturities/ terminations	September 30, 2025
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,757	$—	$(542)	$8,215
Foreign currency swaps	Notional	144	12	—	156
Forward bond purchase commitments	Notional	2,639	425	—	3,064
Total cash flow hedges		11,540	437	(542)	11,435
Total derivatives designated as hedges		11,540	437	(542)	11,435
Derivatives not designated as hedges
Equity index options	Notional	604	355	(426)	533
Financial futures	Notional	1,102	3,192	(3,316)	978
Forward bond purchase commitments	Notional	500	—	—	500
Foreign currency forward contracts	Notional	—	521	—	521
Total derivatives not designated as hedges		2,206	4,068	(3,742)	2,532
Total derivatives		$13,746	$4,505	$(4,284)	$13,967

(Number of policies)	Measurement	December 31, 2024	Additions	Maturities/ terminations	September 30, 2025
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	4,867	—	(526)	4,341
Indexed universal life embedded derivatives	Policies	717	—	(23)	694
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended September 30, 2025:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(8)	$50	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	9	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	3	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	19	—	Net investment gains (losses)	—	Net investment gains (losses)
Total	$14	$58		$—
The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended September 30, 2024:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$181	$55	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	6	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(4)	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	53	—	Net investment gains (losses)	—	Net investment gains (losses)
Total	$230	$61		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information about the pre-tax income effects of cash flow hedges for the nine months ended September 30, 2025:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(31)	$145	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	11	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(3)	(2)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(11)	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	(4)	—	Net investment gains (losses)	—	Net investment gains (losses)
Total	$(49)	$154		$—
The following table provides information about the pre-tax income effects of cash flow hedges for the nine months ended September 30, 2024:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(44)	$160	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	11	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(2)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	9	—	Net investment gains (losses)	—	Net investment gains (losses)
Total	$(36)	$169		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The change for these designated derivatives reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2025	2024	2025	2024
Beginning balance	$380	$730	$492	$1,010
Current period increases (decreases) in fair value (1)	11	181	(39)	(29)
Reclassification to net (income) (2)	(38)	(40)	(100)	(110)
Ending balance	$353	$871	$353	$871
______________
(1)Net of deferred taxes of $(3) million and $(49) million during the three months ended September 30, 2025 and 2024, respectively, and $10 million and $7 million during the nine months ended September 30, 2025 and 2024, respectively.
(2)Net of deferred taxes of $20 million and $21 million during the three months ended September 30, 2025 and 2024, respectively, and $54 million and $59 million during the nine months ended September 30, 2025 and 2024, respectively.
The total balance in accumulated other comprehensive income (loss) from derivatives designated as cash flow hedges of $353 million, net of taxes, recorded in stockholders’ equity as of September 30, 2025 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $125 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the nine months ended September 30, 2025 and 2024, we reclassified $10 million and $9 million, respectively, to net income in connection with forecasted transactions that were no longer considered reasonably possible of occurring.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2025	2024	2025	2024
Equity index options	$4	$2	$5	$8	Net investment gains (losses)
Financial futures	(24)	6	(41)	(73)	Changes in fair value of market risk benefits and associated hedges
Forward bond purchase commitments	3	6	(5)	(5)	Net investment gains (losses)
Foreign currency forward contracts	8	—	(16)	—	Net investment gains (losses)
Fixed indexed annuity embedded derivatives	(5)	(2)	(7)	(15)	Net investment gains (losses)
Indexed universal life embedded derivatives	(2)	(2)	(1)	4	Net investment gains (losses)
Total derivatives not designated as hedges	$(16)	$10	$(65)	$(81)
Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	September 30, 2025			December 31, 2024
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$52	$855	$(803)	$56	$821	$(765)
Gross amounts offset in the balance sheet	—	—	—	—	—	—
Net amounts presented in the balance sheet	52	855	(803)	56	821	(765)
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(25)	(25)	—	(31)	(31)	—
Collateral received	(21)	—	(21)	(11)	—	(11)
Collateral pledged	—	(1,617)	1,617	—	(1,592)	1,592
Over collateralization	1	803	(802)	1	802	(801)
Net amount	$7	$16	$(9)	$15	$—	$15
______________
(1)Does not include amounts related to embedded derivatives as of September 30, 2025 and December 31, 2024.
(2)Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.
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
For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placements with the public bonds, price caps, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs, leading to a classification of Level 2. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of September 30, 2025.
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
Level 2 measurements
Fixed maturity securities
•Third-party pricing services: In estimating the fair value of fixed maturity securities, 88% of our portfolio was priced using third-party pricing services as of September 30, 2025. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of September 30, 2025:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$3,593	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,145	Multi-dimensional attribute-based modeling systems, exchanges for the bond or comparable liquid bonds	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$1,188	Price quotes from market makers, spread priced to benchmark curves, matrix pricing	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$23,806	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$5,795	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$1,057	OAS-based models, single factor binomial models, internally priced, pay-up to the to be announced price	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$1,332	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swap curves, TRACE reports

Other asset-backed	$1,790	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•Internal models: A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,669 million and $820 million, respectively, as of September 30, 2025. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Equity securities. The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.
Short-term investments. The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Fixed maturity securities
•Broker quotes: A portion of our non-U.S. government, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $355 million as of September 30, 2025.
•Internal models: A portion of our U.S. corporate, non-U.S. corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which can include significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $2,560 million as of September 30, 2025.
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
Equity index options. We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of September 30, 2025, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
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
Fixed indexed annuity and indexed universal life embedded derivatives. We have fixed indexed annuity and indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for expected future interest credited being considered significant unobservable inputs, we classify these

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
instruments as Level 3. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of September 30, 2025, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
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
Fixed indexed annuities
The valuation of fixed indexed annuities MRBs, which includes GMWB features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our fixed indexed annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the fixed indexed annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. As a result of our assumptions for GMWB utilization, expected future interest credited and non-performance risk being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases or GMWB utilization increases, the value of our fixed indexed annuities MRB liability will increase. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of September 30, 2025, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 11 for additional details related to the changes in the fair value measurement of fixed indexed annuities MRBs as of September 30, 2025 and December 31, 2024.
Variable annuities
The valuation of our variable annuities MRBs, which includes GMWB, GMDB and GPAF features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, interest rates, equity index and fund correlation and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our variable annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the variable annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. We classify the variable annuities MRBs valuation as Level 3 based on having significant unobservable inputs, with policyholder behavior (GMWB utilization and lapses), equity index volatility and non-performance risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the variable annuities MRBs will increase. An increase in our lapse assumption would decrease the fair value of the variable annuities MRBs, whereas an increase in our GMWB utilization rate would increase the fair value. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of September 30, 2025, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 11 for additional details related to the changes in the fair value measurement of variable annuities MRBs as of September 30, 2025 and December 31, 2024.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2025
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,593	$—	$3,593	$—	$—
State and political subdivisions	2,145	—	2,145	—	—
Non-U.S. government	1,203	—	1,188	15	—
U.S. corporate:
Utilities	4,543	—	3,612	931	—
Energy	2,415	—	2,394	21	—
Finance and insurance	7,095	—	6,495	600	—
Consumer—non-cyclical	4,482	—	4,433	49	—
Technology and communications	2,816	—	2,797	19	—
Industrial	1,035	—	1,019	16	—
Capital goods	2,314	—	2,278	36	—
Consumer—cyclical	1,358	—	1,277	81	—
Transportation	1,064	—	1,036	28	—
Other	269	—	134	135	—
Total U.S. corporate	27,391	—	25,475	1,916	—
Non-U.S. corporate:
Utilities	655	—	413	242	—
Energy	1,003	—	897	106	—
Finance and insurance	1,708	—	1,686	22	—
Consumer—non-cyclical	573	—	541	32	—
Technology and communications	733	—	724	9	—
Industrial	762	—	646	116	—
Capital goods	698	—	641	57	—
Consumer—cyclical	245	—	243	2	—
Transportation	444	—	408	36	—
Other	480	—	416	64	—
Total non-U.S. corporate	7,301	—	6,615	686	—
Residential mortgage-backed	1,059	—	1,057	2	—
Commercial mortgage-backed	1,360	—	1,332	28	—
Other asset-backed	2,058	—	1,790	268	—
Total fixed maturity securities	46,110	—	43,195	2,915	—
Equity securities	546	477	28	41	—
Limited partnerships	2,743	—	—	16	2,727
Other invested assets:
Derivative assets:
Interest rate swaps	17	—	17	—	—
Foreign currency swaps	5	—	5	—	—
Equity index options	19	—	—	19	—
Forward bond purchase commitments	11	—	—	11	—
Total derivative assets	52	—	22	30	—
Short-term investments	26	—	19	7	—
Total other invested assets	78	—	41	37	—
Separate account assets	4,449	4,449	—	—	—
Total assets	$53,926	$4,926	$43,264	$3,009	$2,727
________________
(1)Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

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
_________________
(1)Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Beginning balance as of July 1, 2025	Total realized and unrealized gains (losses)								Ending balance as of September 30, 2025	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI
Fixed maturity securities:
Non-U.S. government	$15	$—	$—	$—	$—	$—	$—	$—	$—	$15	$—	$—
U.S. corporate:
Utilities	886	1	15	32	—	—	(3)	—	—	931	1	16
Energy	21	—	—	—	—	—	—	—	—	21	—	—
Finance and insurance	668	—	10	—	—	—	(49)	—	(29)	600	—	9
Consumer—non-cyclical	49	—	1	—	—	—	(1)	—	—	49	—	1
Technology and communications	17	—	1	1	—	—	—	—	—	19	—	1
Industrial	15	—	1	—	—	—	—	—	—	16	—	1
Capital goods	45	—	—	—	—	—	—	—	(9)	36	—	—
Consumer—cyclical	90	—	1	—	(1)	—	(1)	—	(8)	81	—	—
Transportation	29	—	—	—	—	—	(1)	—	—	28	—	—
Other	135	—	1	—	—	—	(1)	—	—	135	—	1
Total U.S. corporate	1,955	1	30	33	(1)	—	(56)	—	(46)	1,916	1	29
Non-U.S. corporate:
Utilities	262	(1)	—	1	(20)	—	—	—	—	242	—	—
Energy	106	—	—	—	—	—	—	—	—	106	—	—
Finance and insurance	22	—	1	—	—	—	(1)	—	—	22	—	1
Consumer—non-cyclical	31	—	1	—	—	—	—	—	—	32	—	1
Technology and communications	17	—	—	—	—	—	(8)	—	—	9	—	—
Industrial	111	—	1	4	—	—	—	—	—	116	—	1
Capital goods	56	—	1	—	—	—	—	—	—	57	—	—
Consumer—cyclical	—	—	—	2	—	—	—	—	—	2	—	—
Transportation	36	—	—	—	—	—	—	—	—	36	—	—
Other	64	—	—	—	—	—	—	—	—	64	—	—
Total non-U.S. corporate	705	(1)	4	7	(20)	—	(9)	—	—	686	—	3
Residential mortgage-backed	2	—	—	—	—	—	—	—	—	2	—	—
Commercial mortgage-backed	11	—	—	17	—	—	—	—	—	28	—	—
Other asset-backed	201	—	2	44	—	—	(4)	26	(1)	268	—	3
Total fixed maturity securities	2,889	—	36	101	(21)	—	(69)	26	(47)	2,915	1	35
Equity securities	41	—	—	—	—	—	—	—	—	41	—	—
Limited partnerships	17	(1)	—	—	—	—	—	—	—	16	(1)	—
Other invested assets:
Derivative assets:
Equity index options	17	4	—	3	—	—	(5)	—	—	19	4	—
Forward bond purchase commitments	6	—	5	—	—	—	—	—	—	11	—	5
Total derivative assets	23	4	5	3	—	—	(5)	—	—	30	4	5
Short-term investments	—	—	—	7	—	—	—	—	—	7	—	—
Total other invested assets	23	4	5	10	—	—	(5)	—	—	37	4	5
Total Level 3 assets	$2,970	$3	$41	$111	$(21)	$—	$(74)	$26	$(47)	$3,009	$4	$40
_______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of July 1, 2024	Total realized and unrealized gains (losses)								Ending balance as of September 30, 2024	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$65	$1	$3	$—	$—	$—	$—	$—	$(65)	$4	$—	$—
Non-U.S. government	—	—	—	14	—	—	—	—	—	14	—	—
U.S. corporate:
Utilities	843	(5)	52	8	—	—	(16)	—	—	882	—	46
Energy	45	—	2	—	—	—	—	—	—	47	—	1
Finance and insurance	680	(2)	30	—	—	—	(2)	—	—	706	—	27
Consumer—non-cyclical	63	—	2	—	—	—	—	—	—	65	—	2
Technology and communications	12	—	—	—	—	—	—	—	—	12	—	—
Industrial	15	(1)	1	—	—	—	—	—	—	15	—	—
Capital goods	54	—	3	—	—	—	(10)	—	—	47	—	3
Consumer—cyclical	117	—	2	—	—	—	(2)	—	(14)	103	—	2
Transportation	20	—	1	13	—	—	(1)	—	—	33	—	1
Other	135	—	3	—	—	—	—	—	—	138	—	3
Total U.S. corporate	1,984	(8)	96	21	—	—	(31)	—	(14)	2,048	—	85
Non-U.S. corporate:
Utilities	280	—	7	—	—	—	(1)	36	(7)	315	—	8
Energy	119	—	4	—	—	—	(2)	—	—	121	—	4
Finance and insurance	133	2	5	—	—	—	—	—	(99)	41	—	1
Consumer—non-cyclical	77	(1)	2	—	(14)	—	(25)	—	—	39	—	1
Technology and communications	17	—	—	—	—	—	—	—	—	17	—	—
Industrial	60	—	2	—	—	—	—	—	—	62	—	3
Capital goods	45	—	2	—	(4)	—	—	—	—	43	—	1
Consumer—cyclical	7	—	1	—	—	—	—	—	(8)	—	—	—
Transportation	22	—	—	—	(1)	—	—	—	—	21	—	—
Other	51	—	2	—	—	—	—	—	—	53	—	2
Total non-U.S. corporate	811	1	25	—	(19)	—	(28)	36	(114)	712	—	20
Residential mortgage-backed	2	—	1	—	—	—	—	—	—	3	—	—
Commercial mortgage-backed	11	—	1	—	—	—	—	—	—	12	—	1
Other asset-backed	113	—	1	13	—	—	(2)	—	(25)	100	—	1
Total fixed maturity securities	2,986	(6)	127	48	(19)	—	(61)	36	(218)	2,893	—	107
Equity securities	42	—	—	1	—	—	—	—	—	43	—	—
Limited partnerships	16	(1)	—	—	—	—	(1)	—	—	14	(1)	—
Other invested assets:
Derivative assets:
Equity index options	21	2	—	3	—	—	(5)	—	—	21	2	—
Forward bond purchase commitments	21	—	39	—	—	—	—	—	—	60	—	39
Total derivative assets	42	2	39	3	—	—	(5)	—	—	81	2	39
Total other invested assets	42	2	39	3	—	—	(5)	—	—	81	2	39
Total Level 3 assets	$3,086	$(5)	$166	$52	$(19)	$—	$(67)	$36	$(218)	$3,031	$1	$146
___________________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2025	Total realized and unrealized gains (losses)								Ending balance as of September 30, 2025	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI
Fixed maturity securities:
Non-U.S. government	$13	$—	$1	$1	$—	$—	$—	$—	$—	$15	$—	$1
U.S. corporate:
Utilities	845	1	29	73	—	—	(8)	10	(19)	931	1	29
Energy	21	—	—	—	—	—	—	—	—	21	—	—
Finance and insurance	688	—	30	25	—	—	(79)	—	(64)	600	—	28
Consumer—non-cyclical	63	—	2	—	—	—	(16)	—	—	49	—	2
Technology and communications	12	—	1	1	—	—	—	5	—	19	—	1
Industrial	15	—	1	—	—	—	—	—	—	16	—	1
Capital goods	43	—	2	—	—	—	—	—	(9)	36	—	2
Consumer—cyclical	99	(3)	6	8	(17)	—	(4)	—	(8)	81	—	3
Transportation	31	—	1	—	—	—	(4)	—	—	28	—	1
Other	133	—	2	10	—	—	(10)	—	—	135	—	2
Total U.S. corporate	1,950	(2)	74	117	(17)	—	(121)	15	(100)	1,916	1	69
Non-U.S. corporate:
Utilities	282	(5)	9	1	(20)	—	(4)	—	(21)	242	(4)	9
Energy	116	—	(1)	3	(4)	—	(8)	—	—	106	—	(1)
Finance and insurance	21	—	2	—	—	—	(1)	—	—	22	—	2
Consumer—non-cyclical	39	—	1	—	—	—	(8)	—	—	32	—	1
Technology and communications	17	—	—	—	—	—	(8)	—	—	9	—	—
Industrial	67	—	5	4	—	—	—	40	—	116	—	5
Capital goods	47	—	2	8	—	—	—	—	—	57	—	2
Consumer—cyclical	—	—	—	2	—	—	—	—	—	2	—	—
Transportation	35	—	1	—	—	—	—	—	—	36	—	1
Other	51	—	1	12	—	—	—	—	—	64	—	1
Total non-U.S. corporate	675	(5)	20	30	(24)	—	(29)	40	(21)	686	(4)	20
Residential mortgage-backed	2	—	—	—	—	—	—	—	—	2	—	—
Commercial mortgage-backed	11	—	—	17	—	—	—	—	—	28	—	—
Other asset-backed	142	1	2	92	—	—	(9)	46	(6)	268	—	3
Total fixed maturity securities	2,793	(6)	97	257	(41)	—	(159)	101	(127)	2,915	(3)	93
Equity securities	44	—	—	—	(3)	—	—	—	—	41	—	—
Limited partnerships	19	(3)	—	—	—	—	—	—	—	16	(3)	—
Other invested assets:
Derivative assets:
Equity index options	19	5	—	9	—	—	(14)	—	—	19	5	—
Forward bond purchase commitments	6	—	5	—	—	—	—	—	—	11	—	5
Total derivative assets	25	5	5	9	—	—	(14)	—	—	30	5	5
Short-term investments	—	—	—	7	—	—	—	—	—	7	—	—
Total other invested assets	25	5	5	16	—	—	(14)	—	—	37	5	5
Total Level 3 assets	$2,881	$(4)	$102	$273	$(44)	$—	$(173)	$101	$(127)	$3,009	$(1)	$98
_______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2024	Total realized and unrealized gains (losses)								Ending balance as of September 30, 2024	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income	Included in OCI
Fixed maturity securities:
State and political subdivisions	$60	$3	$6	$—	$—	$—	$—	$—	$(65)	$4	$2	$3
Non-U.S. government	—	—	—	14	—	—	—	—	—	14	—	—
U.S. corporate:
Utilities	881	(5)	17	40	(13)	—	(42)	8	(4)	882	—	9
Energy	60	(1)	3	—	(4)	—	(11)	—	—	47	—	1
Finance and insurance	717	(1)	24	—	—	—	(67)	33	—	706	—	18
Consumer—non-cyclical	69	—	1	—	—	—	(5)	—	—	65	—	1
Technology and communications	12	—	—	—	—	—	—	—	—	12	—	—
Industrial	23	(1)	1	—	—	—	(8)	—	—	15	—	—
Capital goods	35	—	2	20	—	—	(10)	—	—	47	—	2
Consumer—cyclical	122	—	(1)	—	—	—	(4)	—	(14)	103	—	(1)
Transportation	22	—	1	13	—	—	(3)	—	—	33	—	1
Other	149	—	—	—	—	—	(11)	—	—	138	—	—
Total U.S. corporate	2,090	(8)	48	73	(17)	—	(161)	41	(18)	2,048	—	31
Non-U.S. corporate:
Utilities	269	—	(2)	35	—	—	(16)	36	(7)	315	—	(2)
Energy	131	—	3	—	—	—	(13)	—	—	121	—	3
Finance and insurance	134	5	1	—	—	—	—	—	(99)	41	3	(3)
Consumer—non-cyclical	81	(1)	1	—	(14)	—	(28)	—	—	39	—	—
Technology and communications	24	—	—	—	—	—	(7)	—	—	17	—	—
Industrial	63	—	—	—	—	—	(1)	—	—	62	—	1
Capital goods	53	—	—	14	(4)	—	(20)	—	—	43	—	—
Consumer—cyclical	1	—	—	7	—	—	—	—	(8)	—	—	—
Transportation	22	—	—	—	(1)	—	—	—	—	21	—	—
Other	52	—	1	—	—	—	—	—	—	53	—	1
Total non-U.S. corporate	830	4	4	56	(19)	—	(85)	36	(114)	712	3	—
Residential mortgage-backed	3	—	1	—	—	—	(1)	—	—	3	—	—
Commercial mortgage-backed	11	—	1	—	—	—	—	—	—	12	—	1
Other asset-backed	102	—	—	53	—	—	(9)	—	(46)	100	—	—
Total fixed maturity securities	3,096	(1)	60	196	(36)	—	(256)	77	(243)	2,893	5	35
Equity securities	32	—	—	19	(8)	—	—	—	—	43	—	—
Limited partnerships	20	(5)	—	—	—	—	(1)	—	—	14	(5)	—
Other invested assets:
Derivative assets:
Equity index options	15	8	—	11	—	—	(13)	—	—	21	8	—
Forward bond purchase commitments	51	—	9	—	—	—	—	—	—	60	—	9
Total derivative assets	66	8	9	11	—	—	(13)	—	—	81	8	9
Short-term investments	7	—	—	—	—	—	(7)	—	—	—	—	—
Total other invested assets	73	8	9	11	—	—	(20)	—	—	81	8	9
Total Level 3 assets	$3,221	$2	$69	$226	$(44)	$—	$(277)	$77	$(243)	$3,031	$8	$44
___________________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2025	2024	2025	2024
Total realized and unrealized gains (losses) included in net income:
Net investment income	$1	$2	$2	$8
Net investment gains (losses)	2	(7)	(6)	(6)
Total	$3	$(5)	$(4)	$2
Net gains (losses) included in net income attributable to assets still held:
Net investment income	$1	$—	$1	$5
Net investment gains (losses)	3	1	(2)	3
Total	$4	$1	$(1)	$8
The amount presented for net investment income relates to fixed maturity securities and primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2025:

(Amounts in millions)	Fair value	Unobservable input	Range	Weighted-average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	$909	Credit spreads	59bps - 207bps	113bps
Energy	21	Credit spreads	110bps - 144bps	129bps
Finance and insurance	591	Credit spreads	14bps - 183bps	122bps
Consumer—non-cyclical	49	Credit spreads	61bps - 191bps	127bps
Technology and communications	19	Credit spreads	61bps - 160bps	97bps
Industrial	16	Credit spreads	82bps - 144bps	103bps
Capital goods	36	Credit spreads	110bps - 126bps	116bps
Consumer—cyclical	77	Credit spreads	73bps - 122bps	108bps
Transportation	28	Credit spreads	41bps - 136bps	115bps
Other	78	Credit spreads	70bps - 132bps	86bps
Total U.S. corporate	$1,824	Credit spreads	14bps - 207bps	115bps
Non-U.S. corporate:
Utilities	$234	Credit spreads	79bps - 195bps	107bps
Energy	95	Credit spreads	75bps - 145bps	102bps
Finance and insurance	22	Credit spreads	95bps - 115bps	106bps
Consumer—non-cyclical	30	Credit spreads	82bps - 125bps	89bps
Technology and communications	9	Credit spreads	73bps	Not applicable
Industrial	116	Credit spreads	88bps - 151bps	108bps
Capital goods	50	Credit spreads	108bps - 180bps	128bps
Transportation	35	Credit spreads	82bps - 126bps	104bps
Other	52	Credit spreads	59bps - 110bps	92bps
Total non-U.S. corporate	$643	Credit spreads	59bps - 195bps	105bps
Derivative assets:
Equity index options	$19	Equity index volatility	6% - 58%	24%
Forward bond purchase commitments	$11	Counterparty financing spreads	15bps - 49bps	29bps
Other assets (2)	$101	Lapse rate	2% - 9%	5%
		Non-performance risk (counterparty credit risk)	42bps - 83bps	69bps
		Equity index volatility	16% - 29%	23%
______________
(1)Unobservable inputs weighted by the relative fair value of the associated instrument for fixed maturity securities, notional for derivative assets and the policyholder account balances associated with the instrument for the net reinsured portion of our variable annuity MRBs.
(2)Represents the net reinsured portion of our variable annuity MRBs.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2025
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$142	$—	$—	$142
Indexed universal life embedded derivatives	15	—	—	15
Total policyholder account balances	157	—	—	157
Derivative liabilities:
Interest rate swaps	750	—	750	—
Foreign currency swaps	4	—	4	—
Forward bond purchase commitments	85	—	—	85
Foreign currency forward contracts	16	—	16	—
Total derivative liabilities	855	—	770	85
Total liabilities	$1,012	$—	$770	$242

	December 31, 2024
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$155	$—	$—	$155
Indexed universal life embedded derivatives	15	—	—	15
Total policyholder account balances	170	—	—	170
Derivative liabilities:
Interest rate swaps	749	—	749	—
Foreign currency swaps	1	—	1	—
Forward bond purchase commitments	71	—	—	71
Total derivative liabilities	821	—	750	71
Total liabilities	$991	$—	$750	$241

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Beginning balance as of July 1, 2025	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2025	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$144	$5	$—	$—	$—	$—	$(7)	$—	$—	$142	$5	$—
Indexed universal life embedded derivatives	13	2	—	—	—	—	—	—	—	15	2	—
Total policyholder account balances	157	7	—	—	—	—	(7)	—	—	157	7	—
Derivative liabilities:
Forward bond purchase commitments	102	(3)	(14)	—	—	—	—	—	—	85	(3)	(13)
Total derivative liabilities	102	(3)	(14)	—	—	—	—	—	—	85	(3)	(13)
Total Level 3 liabilities	$259	$4	$(14)	$—	$—	$—	$(7)	$—	$—	$242	$4	$(13)

	Beginning balance as of July 1, 2024	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2024	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$160	$2	$—	$—	$—	$—	$(8)	$—	$(1)	$153	$2	$—
Indexed universal life embedded derivatives	16	2	—	—	—	—	(1)	—	—	17	2	—
Total policyholder account balances	176	4	—	—	—	—	(9)	—	(1)	170	4	—
Derivative liabilities:
Forward bond purchase commitments	33	(6)	(13)	—	—	—	—	—	—	14	(6)	1
Total derivative liabilities	33	(6)	(13)	—	—	—	—	—	—	14	(6)	1
Total Level 3 liabilities	$209	$(2)	$(13)	$—	$—	$—	$(9)	$—	$(1)	$184	$(2)	$1

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2025	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2025	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$155	$7	$—	$—	$—	$—	$(18)	$—	$(2)	$142	$7	$—
Indexed universal life embedded derivatives	15	1	—	—	—	—	(1)	—	—	15	1	—
Total policyholder account balances	170	8	—	—	—	—	(19)	—	(2)	157	8	—
Derivative liabilities:
Forward bond purchase commitments	71	5	9	—	—	—	—	—	—	85	5	10
Total derivative liabilities	71	5	9	—	—	—	—	—	—	85	5	10
Total Level 3 liabilities	$241	$13	$9	$—	$—	$—	$(19)	$—	$(2)	$242	$13	$10

	Beginning balance as of January 1, 2024	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2024	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income)	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$165	$15	$—	$—	$—	$—	$(25)	$—	$(2)	$153	$15	$—
Indexed universal life embedded derivatives	15	(4)	—	—	—	7	(1)	—	—	17	(4)	—
Total policyholder account balances	180	11	—	—	—	7	(26)	—	(2)	170	11	—
Derivative liabilities:
Forward bond purchase commitments	9	5	—	—	—	—	—	—	—	14	5	—
Total derivative liabilities	9	5	—	—	—	—	—	—	—	14	5	—
Total Level 3 liabilities	$189	$16	$—	$—	$—	$7	$(26)	$—	$(2)	$184	$16	$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2025	2024	2025	2024
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	4	(2)	13	16
Total	$4	$(2)	$13	$16
Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	4	(2)	13	16
Total	$4	$(2)	$13	$16
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2025:

(Amounts in millions)	Fair value	Unobservable input	Range	Weighted-average (1)
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$142	Expected future interest credited	1% - 4%	2%
Indexed universal life embedded derivatives	$15	Expected future interest credited	2% - 10%	5%
Net market risk benefits: (2)
Fixed indexed annuities	$55	GMWB utilization rate	20% - 100%	71%
		Non-performance risk (credit spreads)	42bps - 83bps	69bps
		Expected future interest credited	1% - 4%	2%
Variable annuities	$312	Lapse rate	2% - 11%	5%
		GMWB utilization rate	59% - 90%	80%
		Non-performance risk (credit spreads)	42bps - 83bps	69bps
		Equity index volatility	16% - 29%	23%
Derivative liabilities:
Forward bond purchase commitments	$85	Counterparty financing spreads	29bps - 49bps	41bps
______________
(1)Unobservable inputs weighted by the policyholder account balances associated with the instrument and notional for derivative liabilities.
(2)Refer to note 11 for additional details related to MRBs.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	September 30, 2025
(Amounts in millions)	Notional amount		Carrying amount	Fair value
				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,315	$6,062	$—	$—	$6,062
Bank loan investments		(1)	521	527	—	—	527
Liabilities:
Long-term borrowings		(1)	1,520	1,487	—	1,487	—
Investment contracts		(1)	4,004	4,085	—	—	4,085
Commitments to fund investments:
Bank loan investments	$134		—	—	—	—	—
Private placement investments	379		—	—	—	—	—
Commercial mortgage loans	19		—	—	—	—	—
______________
(1)These financial instruments do not have notional amounts.

	December 31, 2024
(Amounts in millions)	Notional amount		Carrying amount	Fair value
				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,411	$5,950	$—	$7	$5,943
Bank loan investments		(1)	535	542	—	—	542
Liabilities:
Long-term borrowings		(1)	1,518	1,436	—	1,436	—
Investment contracts		(1)	4,498	4,499	—	—	4,499
Commitments to fund investments:
Bank loan investments	$140		—	—	—	—	—
Private placement investments	263		—	—	—	—	—
Commercial mortgage loans	2		—	—	—	—	—
______________
(1)These financial instruments do not have notional amounts.
As of September 30, 2025 and December 31, 2024, we had $34 million and $25 million, respectively, of real estate owned assets included in other invested assets in our condensed consolidated balance sheets acquired through foreclosure in full or partial settlement of commercial mortgage loan obligations. These properties are initially recorded at fair value less estimated selling costs (the carrying value) and are subsequently valued at the lower of the carrying value or current fair value less estimated selling costs. As of December 31, 2024, these properties were recorded at fair value less estimated selling costs, which was less than the carrying value. These amounts represented the fair value as of September 30, 2025 and December 31, 2024. The fair value of the real estate owned assets is classified as Level 2.

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
The following table presents the carrying value of limited partnerships and commitments to fund as of the dates indicated:

	September 30, 2025		December 31, 2024
(Amounts in millions)	Carrying value	Commitments to fund	Carrying value	Commitments to fund
Limited partnerships accounted for at NAV:
Private equity and credit funds (1)	$2,450	$1,488	$2,190	$1,434
Real estate funds (2)	136	68	128	74
Infrastructure funds (3)	141	166	123	178
Total limited partnerships accounted for at NAV	2,727	1,722	2,441	1,686
Limited partnerships accounted for at fair value	16	1	19	1
Limited partnerships accounted for under equity method of accounting	730	94	682	74
Total	$3,473	$1,817	$3,142	$1,761
______________
(1)This class employs various investment strategies such as leveraged buyout, growth equity, venture capital and mezzanine financing, generally investing in debt or equity positions directly in companies or assets of various sizes across diverse industries globally, primarily concentrated in North America.
(2)This class invests in real estate in North America, Europe and Asia via direct property ownership, joint ventures, mortgages and investments in debt and equity instruments.
(3)This class invests in the debt or equity of cash flow generating assets diversified across a variety of industries, including transportation, energy infrastructure, renewable power, social infrastructure, power generation, water, telecommunications and other regulated entities globally.
(7) Deferred Acquisition Costs
The following tables present the balances of and changes in deferred acquisition costs as of and for the periods indicated:

	September 30, 2025
(Amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$823	$812	$37	$83	$1,755
Costs deferred	—	—	—	—	—
Amortization	(41)	(90)	(6)	(9)	(146)
Balance as of September 30	$782	$722	$31	$74	1,609
Enact segment					23
Total deferred acquisition costs					$1,632

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2024
(Amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$879	$941	$45	$98	$1,963
Costs deferred	—	—	—	—	—
Amortization	(56)	(129)	(8)	(15)	(208)
Balance as of December 31	$823	$812	$37	$83	1,755
Enact segment					24
Total deferred acquisition costs					$1,779
(8) Future Policy Benefits
The following table sets forth our liability for future policy benefits as of the dates indicated:

(Amounts in millions)	September 30, 2025	December 31, 2024
Long-term care insurance	$43,017	$41,172
Life insurance	1,478	1,564
Fixed annuities	10,708	10,695
Total long-duration insurance contracts	55,203	53,431
Deferred profit liability	125	129
Cost of reinsurance	36	50
Total future policy benefits	$55,364	$53,610

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the balances of and changes in the liability for future policy benefits as of and for the periods indicated:

	September 30, 2025
(Dollar amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities
Present value of expected net premiums:
Beginning balance as of January 1	$17,315	$3,690	$—
Beginning balance, at original discount rate	$17,625	$3,640	$—
Effect of changes in cash flow assumptions	(12)	—	—
Effect of actual variances from expected experience	(37)	(33)	—
Adjusted beginning balance	17,576	3,607	—
Issuances	—	—	28
Interest accretion	662	150	—
Net premiums collected (1)	(1,392)	(306)	(28)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	1	—
Ending balance, at original discount rate	16,846	3,452	—
Effect of changes in discount rate assumptions	144	131	—
Ending balance as of September 30	$16,990	$3,583	$—
Present value of expected future policy benefits:
Beginning balance as of January 1	$58,487	$4,741	$10,695
Beginning balance, at original discount rate	$60,587	$4,645	$9,568
Effect of changes in cash flow assumptions	10	—	—
Effect of actual variances from expected experience	174	(11)	(16)
Adjusted beginning balance	60,771	4,634	9,552
Issuances	—	—	26
Interest accretion	2,461	182	465
Benefit payments	(2,838)	(544)	(714)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	1	1
Ending balance, at original discount rate	60,394	4,273	9,330
Effect of changes in discount rate assumptions	(387)	178	1,378
Ending balance as of September 30	$60,007	$4,451	$10,708
Net liability for future policy benefits, before flooring adjustments	$43,017	$868	$10,708
Flooring adjustments (2)	—	610	—
Net liability for future policy benefits	43,017	1,478	10,708
Less: reinsurance recoverable	7,522	754	8,255
Net liability for future policy benefits, net of reinsurance recoverable	$35,495	$724	$2,453
Weighted-average liability duration (years)	12.2	5.6	10.0
______________
(1)Represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
(2)Flooring adjustments are necessary when a cohort’s present value of future net premiums exceeds the present value of future benefits. The flooring adjustment ensures that the liability for future policy benefits for each cohort is not less than zero. This adjustment is most prevalent in our term life insurance products due to their product design of a level premium period followed by annual premium rate increases.

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
______________
(1)Represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
(2)Flooring adjustments are necessary when a cohort’s present value of future net premiums exceeds the present value of future benefits. The flooring adjustment ensures that the liability for future policy benefits for each cohort is not less than zero. This adjustment is most prevalent in our term life insurance products due to their product design of a level premium period followed by annual premium rate increases.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-term care insurance
For the nine months ended September 30, 2025, the impact of updates to cash flow assumptions resulted in an increase of $22 million in the liability for future policy benefits due to unfavorable updates related to implementation timing of in-force rate actions. The impact of actual variances from expected experience resulted in an increase of $211 million in the liability for future policy benefits. This increase was primarily due to lower terminations and higher benefit utilization, partially offset by a $26 million gain related to a third-party recapture of a block of long-term care insurance policies. See note 16 for additional information on the third-party reinsurance recapture. The unfavorable impacts of cash flow assumption updates and actual variances from expected experience were partially offset in net income as a portion of the updates and lower termination experience was related to fully reinsured blocks of business.
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
Life insurance
For the nine months ended September 30, 2025, the impact of actual variances from expected experience resulted in an increase of $22 million in the liability for future policy benefits primarily due to unfavorable mortality experience.
There were no significant cash flow assumption changes in the fourth quarter of 2024. The impact of actual variances from expected experience during the year ended December 31, 2024 resulted in an increase of $19 million in the liability for future policy benefits primarily due to unfavorable mortality impacts.
Fixed annuities
For the nine months ended September 30, 2025, the impact of actual variances from expected experience resulted in a decrease of $16 million in the liability for future policy benefits primarily due to favorable mortality.
There were no significant cash flow assumption changes in the fourth quarter of 2024. The impact of actual variances from expected experience during the year ended December 31, 2024 resulted in a decrease of $39 million in the liability for future policy benefits primarily due to favorable mortality.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides the weighted-average interest rates for the liability for future policy benefits as of the dates indicated:

	September 30, 2025	December 31, 2024
Long-term care insurance
Interest accretion (locked-in) rate	5.7%	5.7%
Current discount rate	5.4%	5.7%
Life insurance
Interest accretion (locked-in) rate	5.8%	5.8%
Current discount rate	4.9%	5.3%
Fixed annuities
Interest accretion (locked-in) rate	6.8%	6.8%
Current discount rate	5.4%	5.6%
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
The following table sets forth the amount of undiscounted and discounted expected future gross premiums and expected future benefit payments as of the dates indicated:

	September 30, 2025		December 31, 2024
(Amounts in millions)	Undiscounted	Discounted	Undiscounted	Discounted
Long-term care insurance
Expected future gross premiums	$34,122	$23,880	$36,325	$24,430
Expected future benefit payments	$118,864	$60,007	$121,356	$58,487
Life insurance
Expected future gross premiums	$9,307	$5,365	$9,896	$5,549
Expected future benefit payments	$6,184	$4,451	$6,764	$4,741
Fixed annuities
Expected future gross premiums	$—	$—	$—	$—
Expected future benefit payments	$22,238	$10,708	$22,933	$10,695
During the nine months ended September 30, 2025, we recorded a charge of $6 million to net income due to expected benefits exceeding expected gross premiums, resulting in net premium ratios capped at 100% for certain cohorts in our life insurance products primarily due to higher claim severity.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income related to our liability for future policy benefits for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,				Year ended December 31, 2024
	2025		2024		2025		2024
(Amounts in millions)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)
Long-term care insurance	$648	$602	$633	$590	$1,893	$1,799	$1,876	$1,768	$2,520	$2,361
Life insurance	147	10	158	12	455	32	492	41	647	54
Fixed annuities	—	154	—	159	—	465	—	481	—	639
Total	$795	$766	$791	$761	$2,348	$2,296	$2,368	$2,290	$3,167	$3,054
______________
(1)Amounts for interest accretion are included in benefits and other changes in policy reserves in the condensed consolidated statements of income.
(9) Policyholder Account Balances
The following table sets forth our liabilities for policyholder account balances as of the dates indicated:

(Amounts in millions)	September 30, 2025	December 31, 2024
Life insurance	$7,054	$7,235
Fixed annuities	3,397	3,789
Variable annuities	431	467
Fixed indexed annuity embedded derivatives (1)	142	155
Indexed universal life embedded derivatives (1)	15	15
Additional insurance liabilities (2)	2,987	2,920
Other	13	13
Total policyholder account balances	$14,039	$14,594
______________
(1)See note 5 for additional information.
(2)Represents additional liabilities related to death or other insurance benefits that are recorded within policyholder account balances and are considered long-duration insurance contracts. See note 10 for additional information.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the balances of and changes in policyholder account balances as of and for the periods indicated:

	September 30, 2025
(Dollar amounts in millions)	Life insurance	Fixed annuities	Variable annuities
Beginning balance as of January 1	$7,235	$3,789	$467
Issuances	—	—	—
Premiums received	340	13	9
Policy charges	(440)	(4)	(4)
Surrenders and withdrawals	(127)	(282)	(35)
Benefit payments	(192)	(233)	(44)
Net transfers from separate accounts	—	—	2
Interest credited	222	94	3
Other	16	20	33
Ending balance as of September 30	$7,054	$3,397	$431
Weighted-average crediting rate	3.9%	3.0%	3.3%
Net amount at risk (1)	$40,202	$29	$363
Cash surrender value	$4,051	$2,586	$431
______________
(1)The net amount at risk presented for fixed and variable annuity products contains both general and separate accounts, including amounts related to annuitization and other insurance benefits classified as MRBs.

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
______________
(1)The net amount at risk presented for fixed and variable annuity products contains both general and separate accounts, including amounts related to annuitization and other insurance benefits classified as MRBs.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present policyholder account balances by range of guaranteed minimum crediting rate and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums as of the dates indicated:

	September 30, 2025
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$101	$48	$32	$—	$181
2.00%–2.99%	622	1	—	—	623
3.00%–3.99%	1,784	589	1,091	81	3,545
4.00% and greater	2,221	21	22	—	2,264
Total	$4,728	$659	$1,145	$81	$6,613
______________
(1)Excludes universal life insurance and investment contracts of $4,269 million that have an equity market component to their crediting strategy.

	December 31, 2024
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$102	$57	$45	$—	$204
2.00%–2.99%	659	27	—	—	686
3.00%–3.99%	1,940	629	1,121	61	3,751
4.00% and greater	2,318	19	18	—	2,355
Total	$5,019	$732	$1,184	$61	$6,996
______________
(1)Excludes universal life insurance and investment contracts of $4,495 million that have an equity market component to their crediting strategy.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) Additional Insurance Liabilities
The following table presents the balances of and changes in additional liabilities related to death or other insurance benefits that are included within policyholder account balances related to universal and term universal life insurance products as of and for the periods indicated:

(Dollar amounts in millions)	September 30, 2025	December 31, 2024
Beginning balance as of January 1	$2,920	$2,887
Beginning balance before shadow accounting adjustments	$3,003	$2,939
Effect of changes in cash flow assumptions	—	28
Effect of actual variances from expected experience	12	(58)
Adjusted beginning balance	3,015	2,909
Issuances	—	—
Interest accretion	76	102
Assessments collected	176	245
Benefit payments	(217)	(253)
Derecognition (lapses and withdrawals)	—	—
Other (flooring adjustment)	—	—
Ending balance before shadow accounting adjustments	3,050	3,003
Effect of shadow accounting adjustments	(63)	(83)
Ending balance	2,987	2,920
Less: reinsurance recoverable	—	—
Additional insurance liabilities, net of reinsurance recoverable	$2,987	$2,920
Weighted-average liability duration (years)	17.2	17.8
For the nine months ended September 30, 2025, the effect of actual variances from expected experience resulted in an increase to our additional insurance liabilities primarily driven by unfavorable mortality.
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
The following table provides the weighted-average interest rates for our additional insurance liabilities as of the dates indicated:

	September 30, 2025	December 31, 2024
Interest accretion rate (1)	3.3%	3.4%
Projected crediting rate (2)	3.8%	3.8%
______________
(1)The interest accretion rate is determined by using the weighted-average policyholder crediting rates for the underlying policies over the period in-force, and based on the adjusted beginning balance, is used to measure the amount of interest accretion.
(2)The projected crediting rate is determined by using a future crediting rate curve that utilizes a portfolio approach reflecting anticipated reinvestment activity and runoff of existing assets over the projection period. The projected crediting rate is used to discount future assessments and excess benefits.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income related to additional insurance liabilities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2024
(Amounts in millions)	2025	2024	2025	2024
Gross assessments	$126	$130	$389	$395	$526
Interest accretion (1)	$26	$26	$76	$76	$102
______________
(1)Amounts for interest accretion are included in benefits and other changes in policy reserves in the condensed consolidated statements of income.
(11) Market Risk Benefits
The following table sets forth our market risk benefits by asset and liability position as of the dates indicated:

	September 30, 2025			December 31, 2024
(Amounts in millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Fixed indexed annuities	$—	$55	$55	$—	$48	$48
Variable annuities	62	374	312	57	417	360
Total market risk benefits	$62	$429	$367	$57	$465	$408

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the balances of and changes in market risk benefits as of and for the periods indicated:

	September 30, 2025
(Dollar amounts in millions)	Fixed indexed annuities	Variable annuities	Reinsurance recoverable (1)
Beginning balance as of January 1	$48	$360	$107
Beginning balance before effect of changes in instrument-specific credit risk	$45	$356	$107
Issuances	—	—	—
Interest accretion	2	13	4
Attributed fees collected	3	26	6
Benefit payments	—	(18)	(9)
Effect of changes in interest rates	6	38	5
Effect of changes in equity markets	—	(101)	(11)
Actual policyholder behavior different from expected behavior	(3)	(5)	(1)
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	—	—	—
Other	(1)	—	—
Ending balance before effect of changes in instrument-specific credit risk	52	309	101
Effect of changes in instrument-specific credit risk	3	3	—
Ending balance as of September 30	55	312	$101
Less: reinsurance recoverable	—	101
Market risk benefits, net of reinsurance recoverable	$55	$211
Weighted-average attained age of contractholders	74	77
Net amount at risk (2)
______________
(1)Represents the net reinsured asset related to our variable annuity MRBs.
(2)See note 9 for additional information on the net amount at risk.

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
Net amount at risk (2)
______________
(1)Represents the net reinsured asset related to our variable annuity MRBs.
(2)See note 9 for additional information on the net amount at risk.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12) Separate Accounts
The following table presents the balances of and changes in separate account liabilities, which are primarily comprised of variable annuity products, as of and for the periods indicated:

(Amounts in millions)	September 30, 2025	December 31, 2024
Beginning balance as of January 1	$4,438	$4,509
Premiums and deposits	23	29
Policy charges	(74)	(104)
Surrenders and withdrawals	(285)	(406)
Benefit payments	(165)	(217)
Investment performance	516	631
Net transfers to general account	(2)	(1)
Other charges	(2)	(3)
Ending balance	$4,449	$4,438
Cash surrender value (1)	$4,447	$4,436
______________
(1)Cash surrender value represents the amount of the contractholders’ account balances that was distributable less certain surrender charges.
Separate Account Assets
The following table presents the aggregate fair value of assets, by major investment asset category, supporting separate accounts as of the dates indicated:

(Amounts in millions)	September 30, 2025	December 31, 2024
Equity funds	$2,116	$2,087
Balanced funds	1,838	1,834
Bond funds	299	313
Money market funds	196	204
Total	$4,449	$4,438
(13) Liability for Policy and Contract Claims
The following table sets forth our liability for policy and contract claims as of the dates indicated:

(Amounts in millions)	September 30, 2025	December 31, 2024
Enact segment	$572	$525
Life and Annuities segment (1)	132	139
Other mortgage insurance business	6	6
Total liability for policy and contract claims	$710	$670
______________
(1)Primarily includes balances related to our universal and term universal life insurance products.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the balances of and changes in our liability for policy and contract claims as of and for the periods indicated:

	Nine months ended September 30,
(Amounts in millions)	2025	2024
Beginning balance as of January 1	$670	$652
Less reinsurance recoverable	(24)	(16)
Net beginning balance	646	636
Incurred related to insured events of:
Current year	728	712
Prior years	(126)	(185)
Total incurred	602	527
Paid related to insured events of:
Current year	(400)	(426)
Prior years	(156)	(95)
Total paid	(556)	(521)
Foreign currency translation	1	(1)
Net ending balance	693	641
Add reinsurance recoverable	17	14
Ending balance as of September 30	$710	$655
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
For the nine months ended September 30, 2025, our Enact segment recorded reserve releases of $140 million primarily related to insured events of prior years, largely driven by favorable cure performance on delinquencies from 2024 and prior.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(14) Income Taxes
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in rate resulting from:
Valuation allowance	(20.7)	—	(8.1)	—
Tax on income from terminated swaps	4.6	5.1	4.9	4.2
Non-deductible expenses	0.9	1.3	1.2	1.2
Stock-based compensation	0.2	(1.1)	—	(0.3)
Other, net	(0.5)	(1.5)	0.3	(0.5)
Effective rate	5.5%	24.8%	19.3%	25.6%
The effective tax rate for the three and nine months ended September 30, 2025 was below the statutory U.S. federal income tax rate of 21% largely due to a tax benefit related to a valuation allowance release, partially offset by tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income. The effective tax rate for the three and nine months ended September 30, 2024 was above the statutory U.S. federal income tax rate of 21% primarily from tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income.
The decrease in the effective tax rate for the three and nine ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily driven by a valuation allowance release in the current year.
Our valuation allowance as of September 30, 2025 and December 31, 2024 was $545 million and $639 million, respectively. In the third quarter of 2025, we released $100 million of our valuation allowance related to capital deferred tax assets. The release in valuation allowance was a result of the change in unrealized gains (losses) on our fixed maturity securities, due to decreasing interest rates and current market conditions, and a corresponding increase in unrealized capital gains expected to be available in the future to offset our capital loss carryforwards and other capital deferred tax assets, in addition to an increase in unrealized gains on our limited partnerships. Of the $100 million released, $66 million was recorded through accumulated other comprehensive income (loss), and $34 million was recognized in income from continuing operations, resulting in an ending valuation allowance of $200 million related to deferred tax assets that would produce capital losses as of September 30, 2025. The remaining valuation allowance as of September 30, 2025 was related to foreign and state net operating loss carryforwards.
U.S. GAAP generally requires an annualized effective tax rate to be used for interim reporting periods, utilizing projections of full year results. However, in certain circumstances it is appropriate to record the actual effective tax rate for the period if a reliable estimate cannot be made for the full year. Accordingly, for the three and nine months ended September 30, 2025 and 2024, we utilized the actual effective tax rate for the interim period to record the provision for income taxes for our Long-Term Care Insurance and Life and Annuities segments and the annualized projected effective tax rate for our Enact segment and Corporate and Other.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes certain tax provisions, was signed into law. The OBBBA did not have a material impact on our consolidated financial statements.

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
Adjustments to reconcile reportable segment adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders to consolidated net income (loss) available to Genworth Financial, Inc.’s common stockholders assume a 21% current tax rate, plus any associated deferred taxes, and are net of the portion attributable to noncontrolling interests.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our reportable segments for the three months ended September 30:

	2025			2024
(Amounts in millions)	Enact	Long-Term Care Insurance	Life and Annuities	Enact	Long-Term Care Insurance	Life and Annuities
Revenues:
Premiums	$245	$597	$42	$249	$581	$42
Net investment income	68	505	221	62	483	228
Policy fees and other income	1	—	150	—	—	163
	314	1,102	413	311	1,064	433
Less:
Benefits and other changes in policy reserves (1)	36	972	222	12	949	253
Cash flow assumption updates (1)	—	6	—	—	(63)	—
Actual variances from expected experience (1)	—	107	(7)	—	91	6
Amortization of deferred acquisition costs and intangibles (1)	2	17	37	3	17	41
Interest expense (2)	13	—	—	13	—	—
Other segment expenses (2), (3)	50	118	158	53	118	169
Provision (benefit) for income taxes (2)	48	(18)	(1)	49	(2)	(9)
Adjusted operating income attributable to noncontrolling interests	31	—	—	33	—	—
Reportable segment adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$134	$(100)	$4	$148	$(46)	$(27)
______________
(1)Significant expense category and amounts, which align with segment-level information, as applicable, that is regularly provided to the CODM.
(2)Other segment items not considered a significant expense category.
(3)Other segment expenses include interest credited; acquisition and operating expenses, net of deferrals, as reported in the condensed consolidated statements of income, excluding gains (losses) on the early extinguishment of debt and expenses related to restructuring, as applicable; and changes in fair value of market risk benefits, excluding the impacts of interest rates, equity markets and associated hedges.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our reportable segments for the nine months ended September 30:

	2025			2024
(Amounts in millions)	Enact	Long-Term Care Insurance	Life and Annuities	Enact	Long-Term Care Insurance	Life and Annuities
Revenues:
Premiums	$735	$1,746	$125	$734	$1,723	$139
Net investment income	197	1,472	657	178	1,441	732
Policy fees and other income	4	—	462	3	—	485
	936	3,218	1,244	915	3,164	1,356
Less:
Benefits and other changes in policy reserves (1)	92	2,867	686	15	2,819	740
Cash flow assumption updates (1)	—	13	—	—	(89)	—
Actual variances from expected experience (1)	—	132	25	—	144	10
Amortization of deferred acquisition costs and intangibles (1)	7	50	114	7	52	125
Interest expense (2)	37	—	—	39	—	—
Other segment expenses (2), (3)	150	342	468	155	301	538
Provision (benefit) for income taxes (2)	142	(19)	(13)	150	9	(14)
Adjusted operating income attributable to noncontrolling interests	96	—	—	101	—	—
Reportable segment adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$412	$(167)	$(36)	$448	$(72)	$(43)
______________
(1)Significant expense category and amounts, which align with segment-level information, as applicable, that is regularly provided to the CODM.
(2)Other segment items not considered a significant expense category.
(3)Other segment expenses include interest credited; acquisition and operating expenses, net of deferrals, as reported in the condensed consolidated statements of income, excluding gains (losses) on the early extinguishment of debt and expenses related to restructuring, as applicable; and changes in fair value of market risk benefits, excluding the impacts of interest rates, equity markets and associated hedges.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the reconciliation of total reportable segment adjusted operating income available to Genworth Financial, Inc.’s common stockholders to net income available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2025	2024	2025	2024
Total reportable segment adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$38	$75	$209	$333
Corporate and Other adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	(21)	(27)	(73)	(75)
Net investment gains (losses) available to Genworth Financial, Inc.’s common stockholders	99	66	100	56
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges	3	(17)	(1)	19
Gains (losses) on early extinguishment of debt	—	2	—	(4)
Expenses related to restructuring	(1)	—	—	(11)
Taxes on adjustments (1)	6	(11)	6	(13)
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	124	88	241	305
Loss from discontinued operations, net of taxes	(8)	(3)	(20)	(5)
Net income available to Genworth Financial, Inc.’s common stockholders	$116	$85	$221	$300
______________
(1)The three and nine months ended September 30, 2025 included a $27 million tax benefit related to a release of a portion of the valuation allowance on certain deferred tax assets.
The following table presents total assets for our reportable segments as of the dates indicated:

(Amounts in millions)	September 30, 2025	December 31, 2024
Enact	$6,875	$6,525
Long-Term Care Insurance	$46,654	$44,877
Life and Annuities	$33,347	$33,797
(16) Commitments and Contingencies
(a)Litigation and Regulatory Matters
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
TVPX ARS, INC. v. GLAIC
In September 2018, Genworth Life and Annuity Insurance Company (“GLAIC”), our indirect wholly-owned subsidiary, was named as a defendant in a putative class action lawsuit pending in the United States District Court for the Eastern District of Virginia captioned TVPX ARS, INC., as Securities Intermediary for Consolidated Wealth Management, LTD. on behalf of itself and all others similarly situated v. Genworth Life and Annuity Insurance Company. The plaintiff alleges unlawful and excessive cost of insurance charges were imposed on policyholders. The complaint asserts claims for breach of contract, alleging that Genworth improperly considered non-mortality factors when calculating cost of insurance rates and failed to decrease cost of insurance charges in light of improved expectations of future mortality, and seeks unspecified compensatory damages, costs and equitable relief. On October 29, 2018, we filed a motion to enjoin the case in the Middle District of Georgia, and a motion to dismiss and motion to stay in the Eastern District of Virginia. We moved to enjoin the prosecution of the Eastern District of Virginia action on the basis that it involves claims released in a prior nationwide class action settlement (the “McBride settlement”) that was approved by the Middle District of Georgia. The plaintiff filed an amended complaint on November 13, 2018. On December 6, 2018, we moved the Middle District of Georgia for leave to file our counterclaim, which alleges that the plaintiff breached the covenant not to sue contained in the prior settlement agreement by filing its current action. On March 15, 2019, the Middle District of Georgia granted our motion to enjoin and denied our motion for leave to file our counterclaim. As such, the plaintiff is enjoined from pursuing its class action in the Eastern District of Virginia. On March 29, 2019, the plaintiff filed a notice of appeal in the Middle District of Georgia, notifying the Court of its appeal to the United States Court of Appeals for the Eleventh Circuit from the order granting our motion to enjoin. On March 29, 2019, we filed our notice of cross-appeal in the Middle District of Georgia, notifying the Court of our cross-appeal to the Eleventh Circuit from the portion of the order denying our motion for leave to file our counterclaim. On April 8, 2019, the Eastern District of Virginia dismissed the case without prejudice, with leave for the plaintiff to refile an amended complaint only if a final appellate Court decision vacates the injunction and reverses the Middle District of Georgia’s opinion. On May 21, 2019, the plaintiff filed its appeal and memorandum in support in the Eleventh Circuit. We filed our response to the plaintiff’s appeal memorandum on July 3, 2019. The Eleventh Circuit Court of Appeals heard oral argument on the plaintiff’s appeal and our cross-appeal on April 21, 2020. On May 26, 2020, the Eleventh Circuit Court of Appeals vacated the Middle District of Georgia’s order enjoining the plaintiff’s class action and remanded the case back to the Middle District of Georgia for further factual development as to whether Genworth has altered how it calculates or charges cost of insurance since the McBride settlement. The Eleventh Circuit Court of Appeals did not reach a decision on Genworth’s counterclaim. On June 30, 2021, we filed in the Middle District of Georgia our renewed motion to enforce the class action settlement and release and renewed our motion for leave to file a counterclaim. The briefing on both motions concluded in October 2021. On March 24, 2022, the Court denied our motions. On April 11, 2022, we filed an appeal of the Court’s denial to the United States Court of Appeals for the Eleventh Circuit. On June 22, 2022, we filed our opening brief in support of the appeal. The plaintiff filed its respondent’s brief on

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 20, 2022, and we filed our reply brief on November 10, 2022. The appeal was orally argued on August 17, 2023, and on January 8, 2025, the Eleventh Circuit entered an order affirming the district court’s order. On January 29, 2025, we moved for rehearing by the panel and by the full court. On March 4, 2025, the Eleventh Circuit denied our motion for rehearing. On March 7, 2025, the plaintiff refiled its complaint in the United States District Court for the Eastern District of Virginia. On May 9, 2025, we moved to dismiss the refiled complaint for failure to state a cause of action. The plaintiff filed an amended complaint on June 24, 2025 and a second amended complaint on July 14, 2025. On July 28, 2025, we moved to dismiss the second amended complaint for failure to state a cause of action. The plaintiff opposed our motion to dismiss the second amended complaint on August 25, 2025, and the court has scheduled a trial date for late April 2026. We intend to continue to vigorously defend this action.
Burkhart et al. v. Genworth Financial et al.
In September 2018, Genworth Financial, Genworth Holdings, Genworth North America Corporation, Genworth Financial International Holdings, LLC (“GFIH”) and Genworth Life Insurance Company (“GLIC”) were named as defendants in a putative class action lawsuit pending in the Court of Chancery of the State of Delaware captioned Richard F. Burkhart, William E. Kelly, Richard S. Lavery, Thomas R. Pratt, Gerald Green, individually and on behalf of all other persons similarly situated v. Genworth et al. The plaintiffs allege that GLIC paid dividends to its parent and engaged in certain reinsurance transactions causing it to maintain inadequate capital capable of meeting its obligations to GLIC policyholders and agents. The complaint alleges causes of action for intentional fraudulent transfer and constructive fraudulent transfer and seeks injunctive relief. We moved to dismiss this action in December 2018. On January 29, 2019, the plaintiffs exercised their right to amend their complaint. On March 12, 2019, we moved to dismiss the plaintiffs’ amended complaint. On April 26, 2019, the plaintiffs filed a memorandum in opposition to our motion to dismiss, which we replied to on June 14, 2019. On August 7, 2019, the plaintiffs filed a motion seeking to prevent proceeds that GFIH expected to receive from the then planned sale of its shares in Genworth MI Canada Inc. (“Genworth Canada”) from being transferred out of GFIH. On September 11, 2019, the plaintiffs filed a renewed motion seeking the same relief as their August 7, 2019 motion with an exception that allowed GFIH to transfer $450 million of expected proceeds from the sale of Genworth Canada through a dividend to Genworth Holdings to allow the pay-off of a senior secured term loan facility dated March 7, 2018 among Genworth Holdings as the borrower, GFIH as the limited guarantor and the lending parties thereto. Oral arguments on our motion to dismiss and the plaintiffs’ motion occurred on October 21, 2019, and the plaintiffs’ motion was denied. On January 31, 2020, the Court granted in part our motion to dismiss, dismissing claims relating to $395 million in dividends GLIC paid to its parent from 2012 to 2014 (out of the $410 million in total dividends subject to the plaintiffs’ claims). The Court denied the balance of the motion to dismiss leaving a claim relating to $15 million in dividends and unquantified claims relating to the 2016 termination of a reinsurance transaction. On March 27, 2020, we filed our answer to the plaintiffs’ amended complaint. On May 26, 2021, the plaintiffs filed a second amended and supplemental class action complaint adding additional factual allegations and three new causes of action. On July 26, 2021, we moved to dismiss the three new causes of action and answered the balance of the second amended and supplemental class action complaint. The plaintiffs filed an opposition to our motion to dismiss on September 30, 2021. The Court heard oral arguments on the motion on December 7, 2021 and ordered each party to file supplemental submissions, which were filed on January 28, 2022. On May 10, 2022, the Court granted our motion to dismiss the three new causes of action. On January 27, 2022, the plaintiffs filed a motion for a preliminary injunction seeking to enjoin GFIH from transferring any assets to any affiliate, including paying any dividends to Genworth Holdings and to enjoin Genworth Holdings and Genworth Financial from transferring or distributing any value to Genworth Financial’s shareholders. On June 2, 2022, the plaintiffs withdrew their motion for a preliminary injunction. On January 12, 2024, the plaintiffs moved for class certification. We filed our opposition papers on February 23, 2024. On March 25, 2025, we filed a motion for summary judgment dismissing the second amended complaint, and the plaintiffs filed opposition papers as well as a motion for rule 56(d) relief on May 14, 2025. On June 18, 2025, we filed reply papers in further support of our motion for summary judgment and moved separately to strike the plaintiffs’ motion. The plaintiffs opposed our motion to strike on July 11, 2025. We intend to continue to vigorously defend this action.
Trauernicht et al v. Genworth Financial
On August 1, 2022, a putative class action was filed in the United States District Court for the Eastern District of Virginia by two former Genworth employees against Genworth Financial, its Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Retirement and Savings Plan (“Savings Plan”). The plaintiffs purport to act on behalf of the Savings Plan and all similarly situated participants and beneficiaries of the Savings Plan. The complaint

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
asserts that the defendants breached their fiduciary duties under ERISA by imprudently offering and inadequately monitoring a suite of BlackRock Target Date Funds as a retirement investment option for Genworth employees. The plaintiffs seek declaratory and injunctive relief, monetary damages and attorney’s fees. By stipulation entered September 6, 2022, the complaint was dismissed, without prejudice, against the Board of Directors and the Fiduciary and Investments Committee of Genworth Financial’s Savings Plan. On October 17, 2022, we moved to dismiss the complaint against the sole remaining defendant, Genworth Financial. The plaintiffs filed opposition papers on November 10, 2022, and we filed our reply papers on November 16, 2022. By order dated January 20, 2023, the Court granted the plaintiffs’ motion to serve an amended complaint, rendering our initial motion to dismiss moot. On January 20, 2023, the plaintiffs filed an amended complaint, and on February 2, 2023, we filed a motion to dismiss the amended complaint. On March 16, 2023, the Court directed the plaintiffs to file a second amended complaint and denied our motion to dismiss the amended complaint. The plaintiffs filed the second amended complaint on April 17, 2023. On May 15, 2023, we answered and moved to dismiss the second amended complaint. On September 13, 2023, the Court granted in part and denied in part our motion to dismiss the second amended complaint. The plaintiffs moved for class certification on October 16, 2023, and we filed opposition papers on December 4, 2023. Oral argument on the plaintiffs’ class certification motion was heard on February 12, 2024. On February 20, 2024, we moved for summary judgment dismissing the claims, and the plaintiffs filed opposition papers on March 5, 2024. Oral argument was conducted on our summary judgment motion on March 25, 2024. On August 15, 2024, the Court granted the plaintiffs’ motion and certified the case as a class action. On August 29, 2024, the Court denied our motion for summary judgment. We filed a motion for leave to appeal from the trial court’s class certification order, and the United States Court of Appeals for the Fourth Circuit granted leave to appeal on September 13, 2024. On March 7, 2025, we filed our opening appellate brief in the Fourth Circuit, and the plaintiffs filed their responding brief on April 7, 2025. The case is now stayed in trial court pending the determination of our appeal to the Fourth Circuit, oral argument of which occurred on October 21, 2025. We intend to continue to vigorously defend this action.
M/O Arbitration Between Blue Cross Blue Shield Nebraska and GLIC
On December 16, 2022, Blue Cross Blue Shield of Nebraska (“BCBSNE”) served an arbitration demand on GLIC in relation to BCBSNE’s stated intent to recapture a block of long-term care insurance policies for which the risk was partly ceded to GLIC. In its arbitration demand, BCBSNE alleged that GLIC breached the governing reinsurance agreement by refusing to agree to transfer assets equal to the fair value of the liabilities being recaptured. BCBSNE asserted it had satisfied all of its obligations under the reinsurance agreement and sought to recapture the ceded block of reinsurance. BCBSNE sought damages equal to the fair value of the recaptured liabilities, plus interest and other damages, including attorneys’ fees and costs. The arbitration panel was appointed, and an organizational meeting was held on August 30, 2023. The arbitration proceeding occurred in September 2024, and the arbitration panel issued its final decision on May 19, 2025. Following the arbitration panel’s final decision, we made a $24 million payment to BCBSNE and released $50 million in insurance reserves, at the locked-in discount rate, related to the policies recaptured, resulting in a pre-tax gain of $26 million in the second quarter of 2025.
In Re MOVEit Customer Data Security Breach Litigation
Starting in June 2023, various Genworth entities (including Genworth Financial, GLIC and GLAIC) have been named as defendants in certain putative class action lawsuits in the United States District Courts for the Eastern District of Virginia and the District of Massachusetts. These cases are captioned as follows: Anastasio v. Genworth Financial, Inc. et al; Hauser v. Genworth Life Insurance Company; Smith v. Genworth Financial, Inc.; Behrens v. Genworth Life Insurance Company; Hale et al v. Genworth Financial, Inc.; Burkett, Jr. v. Genworth Life and Annuity Insurance Company; Manar v. Genworth Financial, Inc.; Romine et al. v. Progress Software Corporation et al.; Schwarz et al. v. Progress Software Corporation et al.; Casey et al. v. Genworth Life & Annuity Insurance Company; and Bailey v. Genworth Financial, Inc. The actions relate to the data security events involving the MOVEit file transfer system, which PBI Research Services (“PBI”), a third-party vendor, uses in the performance of its services (“MOVEit Cybersecurity Incident”). Our life insurance subsidiaries use PBI to, among other things, satisfy applicable regulatory obligations to search various databases to identify the deaths of insured persons under life insurance policies, and to identify deaths under long-term care insurance and annuity policies which can impact premium payment obligations and benefit eligibility. The plaintiffs seek to represent various classes and subclasses of Genworth long-term care insurance policyholders and agents whose data was accessed or potentially accessed by the MOVEit Cybersecurity Incident, alleging that Genworth breached its purported duty to safeguard their sensitive data from cybercriminals. The complaints assert claims for, inter alia, negligence, negligence per se, breach of contract, unjust enrichment, and violations of various consumer protection and privacy statutes, and they seek,

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
inter alia, declaratory and injunctive relief, compensatory and punitive damages, restitution, attorneys’ fees and costs. On October 4, 2023, the Joint Panel on Multidistrict Litigation issued an order consolidating all actions relating to the MOVEit Cybersecurity Incident before a single federal judge in the United States District Court for the District of Massachusetts. All defendants, including the Genworth entities, filed a joint motion to dismiss the complaints on July 23, 2024. Oral argument on this motion occurred on October 9, 2024. On December 12, 2024, as relevant to Genworth, the court denied the motion. On February 4, 2025, several defendants, including the Genworth entities, filed a second motion to dismiss the complaints, and the plaintiffs filed opposition papers on April 7, 2025. Oral argument was conducted on the second motion to dismiss on May 12, 2025. On July 31, 2025, the court granted the second motion to dismiss in part and dismissed most of the causes of action against Genworth, retaining only the claims for common law negligence, breach of implied contract, and a Massachusetts statutory violation. On September 9, 2025, we moved for partial reconsideration of certain aspects of the July 31, 2025 decision, and the plaintiffs opposed that motion on September 23, 2025. We intend to continue to vigorously defend these actions.
Fox v. GLAIC
In March 2024, GLAIC was served with a putative class action lawsuit venued in the Superior Court of the State of California, Sacramento County, captioned James Fox, individually and on behalf of the class v. Genworth Life and Annuity Insurance Co. The plaintiff, the holder of a lapsed California GLAIC life insurance policy, seeks to represent a class of current and former California GLAIC policyholders and beneficiaries whose policies were allegedly wrongfully terminated. The complaint alleges that GLAIC wrongfully terminated hundreds of California life insurance policies by failing to provide the policyholders with the notices and grace periods mandated by the contract and by the California Insurance Code as interpreted by the California Supreme Court in McHugh v. Protective Life Ins. Co. The complaint asserts causes of action for breach of contract, violation of the California Insurance Code, unfair competition and bad faith, and it seeks, inter alia, declaratory and injunctive relief, compensatory damages, restitution, attorneys’ fees and costs. The action was removed to the United States District Court for the Eastern District of California on April 3, 2024. On May 8, 2024, we answered the complaint. On October 15, 2024, the court granted our motion to stay the action pending final determination of an appeal in a related case. On March 4, 2025, the court lifted the stay, and the plaintiff filed an amended complaint on April 21, 2025. On June 2, 2025, we answered the complaint and moved to strike its class action allegations. The plaintiff filed opposition papers to our motion to strike on June 16, 2025. The plaintiff moved to remand the matter to state court on June 30, 2025, and we opposed that motion on July 22, 2025. On August 19, 2025, the court denied both our motion to strike the class allegations and the plaintiff’s motion to remand the case to state court. The plaintiff filed a notice of appeal from that order on September 18, 2025, but the appeal was dismissed by the United States Court of Appeals for the Ninth Circuit on October 1, 2025. We intend to continue to vigorously defend this action.
Kaplan v. GLIC
On January 17, 2025, GLIC, Genworth Life Insurance Company of New York and various AARP entities were named as defendants in a putative class action lawsuit in the Superior Court of the District of Columbia captioned Sharon R. Kaplan and Richard A. Kaplan on behalf of themselves and all others similarly situated v. Genworth Life Insurance Co. et al. The complaint alleges that the Genworth and AARP defendants violated the District of Columbia Consumer Protection Procedures Act by affirmatively misrepresenting and failing to adequately disclose information regarding the pricing structure and likelihood of rate increases for the My Future My Plan 2 series of long-term care insurance policies. The complaint further alleges that the Genworth defendants breached the terms of the relevant insurance contracts by increasing premiums because of the policies’ inflation protection component and by acting unreasonably in violation of the covenant of good faith and fair dealing. The complaint seeks, among other things, monetary damages and civil penalties. We removed the action to the United States District Court for the District of Columbia on April 17, 2025. We moved to dismiss the complaint for failure to state a cause of action on May 15, 2025, and the plaintiff opposed that motion on July 7, 2025. We intend to continue to vigorously defend this action.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(b)Commitments and Guarantees
See note 6 for amounts we were committed to fund related to our investments as of September 30, 2025.
As previously disclosed, in connection with pending litigation between AXA S.A. (“AXA”) and Santander Cards UK Limited (“Santander”) related to the payment protection insurance (“PPI”) mis-selling losses, Genworth has certain rights to share in any recoveries by AXA to recoup payments it previously made to AXA for the underlying PPI mis-selling losses. Genworth is not a named party in the litigation with Santander, and, therefore, does not ultimately control the litigation. In order to better align the interests of AXA and Genworth in the litigation, in March 2025, Genworth agreed to provide AXA a guarantee for the recovery of certain of AXA’s PPI mis-selling losses not previously reimbursed by Genworth, regardless of the ultimate outcome of the litigation. The guarantee was provided through a stand-by letter of credit (“LC”) issued by a third-party financial institution for the benefit of AXA and a reimbursement agreement between Genworth and the third-party financial institution. Genworth could be required to pay an amount under the guarantee, through the reimbursement agreement, up to £80 million. Whether AXA may draw upon the LC is subject to the amount of any settlement between AXA and Santander, or certain milestones in the court proceedings. On July 25, 2025, the U.K. High Court issued a liability judgment in favor of AXA in the legal proceedings against Santander. The judgment finds Santander liable for AXA’s losses resulting from Santander’s mis-selling. The judge awarded AXA damages, interest and costs of approximately £680 million ($911 million based on then current exchange rates). Santander subsequently applied for permission to appeal, and the U.K. Court of Appeal granted that request on October 21, 2025. The case will now proceed to a determination by the U.K. Court of Appeal. Under prior agreements between Genworth and AXA, Genworth is entitled to share in funds that AXA recovers from third parties related to the mis-selling losses. If the appeal is resolved in favor of AXA, Genworth could be entitled to recover approximately $750 million, depending upon the applicable exchange rate at that time. As of September 30, 2025, we have not recorded any amounts related to the guarantee or loss recoveries in connection with the liability judgment. In November 2025, AXA initiated the process to cancel the LC.
(17) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2025	$(2,536)	$380	$770	$(5)	$19	$(1,372)
OCI before reclassifications	635	11	(627)	1	(1)	19
Amounts reclassified from OCI	8	(38)	—	—	—	(30)
Current period OCI	643	(27)	(627)	1	(1)	(11)
Balances as of September 30, 2025 before noncontrolling interests	(1,893)	353	143	(4)	18	(1,383)
Less: change in OCI attributable to noncontrolling interests	12	—	—	—	—	12
Balances as of September 30, 2025	$(1,905)	$353	$143	$(4)	$18	$(1,395)
______________
(1)See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2024	$(3,042)	$730	$624	$(6)	$7	$(1,687)
OCI before reclassifications	1,656	181	(1,965)	—	3	(125)
Amounts reclassified from OCI	6	(40)	—	—	—	(34)
Current period OCI	1,662	141	(1,965)	—	3	(159)
Balances as of September 30, 2024 before noncontrolling interests	(1,380)	871	(1,341)	(6)	10	(1,846)
Less: change in OCI attributable to noncontrolling interests	25	—	—	—	—	25
Balances as of September 30, 2024	$(1,405)	$871	$(1,341)	$(6)	$10	$(1,871)
______________
(1)See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2025	$(3,156)	$492	$1,023	$(5)	$4	$(1,642)
OCI before reclassifications	1,258	(39)	(880)	1	13	353
Amounts reclassified from OCI	25	(100)	—	—	—	(75)
Current period OCI	1,283	(139)	(880)	1	13	278
Balances as of September 30, 2025 before noncontrolling interests	(1,873)	353	143	(4)	17	(1,364)
Less: change in OCI attributable to noncontrolling interests	32	—	—	—	(1)	31
Balances as of September 30, 2025	$(1,905)	$353	$143	$(4)	$18	$(1,395)
______________
(1)See note 5 for additional information.

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
______________
(1)See note 5 for additional information.
As of September 30, 2025 and 2024, the balances of the change in the discount rate used to measure future policy benefits were net of taxes of $(39) million and $364 million, respectively, and the balances of the change in instrument-specific credit risk of MRBs were net of taxes of $2 million for both periods. The foreign currency translation and other adjustments balance in the charts above included $34 million and $30 million, respectively, net of taxes of $(9) million and $(8) million, respectively, related to a net unrecognized postretirement benefit obligation as of September 30, 2025 and 2024. The balance also included taxes of $(2) million and $— related to foreign currency translation adjustments as of September 30, 2025 and 2024, respectively.
The following table shows reclassifications from accumulated other comprehensive income (loss), net of taxes, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,		Affected line item in the condensed consolidated statements of income
(Amounts in millions)	2025	2024	2025	2024
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments	$10	$7	$32	$48	Net investment (gains) losses
Income taxes	(2)	(1)	(7)	(10)	Provision for income taxes
Total	$8	$6	$25	$38
Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(50)	$(55)	$(145)	$(160)	Net investment income
Interest rate swaps hedging assets	(9)	(6)	(11)	(11)	Net investment (gains) losses
Interest rate swaps hedging liabilities	1	—	2	2	Interest expense
Income taxes	20	21	54	59	Provision for income taxes
Total	$(38)	$(40)	$(100)	$(110)

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
Cautionary note regarding forward-looking statements
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” “may” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to potential dividends or share repurchases; future return of capital by Enact Holdings, Inc. (“Enact Holdings”), including share repurchases, and quarterly and special dividends; the cumulative economic benefit of approved and future rate actions included in our long-term care insurance multi-year in-force rate action plan; planned investments in and our outlook for new lines of business or new insurance and other products and services, such as those we are pursuing with our CareScout business (“CareScout”), including through our CareScout services business (“CareScout Services”) and our CareScout insurance business (“CareScout Insurance”); the expected benefits and/or synergies of the Seniorly, Inc. (“Seniorly”) acquisition; future insurance offerings through CareScout Insurance; future financial performance, including the expectation that quarterly adverse variances between actual and expected experience could persist resulting in future remeasurement losses in our long-term care insurance business; the resolution of the appeal or any potential litigation recovery amounts in connection with the AXA S.A. (“AXA”) and Santander Cards UK Limited (“Santander”) litigation, and Genworth’s planned use of proceeds from any recovery in connection with the litigation, including share repurchases, debt repurchases and investments in new businesses; future financial condition and liquidity of our businesses; and statements we make regarding the outlook of the U.S. economy.
Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, inflation, business, competitive, market, regulatory and other factors and risks, including but not limited to, the following:
•the inability to successfully launch new lines of business, including long-term care insurance and other products and services we are pursuing with CareScout;
•our failure to maintain the self-sustainability of our legacy U.S. life insurance subsidiaries, including as a result of the inability to achieve desired levels of in-force rate actions and/or the timing of future premium rate increases and associated benefit reductions taking longer to achieve than originally assumed; other regulatory actions negatively impacting our life insurance businesses;
•inaccuracies or changes in estimates, assumptions, methodologies, valuations, projections and/or models, which result in inadequate reserves or other adverse results (including as a result of any changes in connection with quarterly, annual or other reviews, including reviews we expect to complete in the fourth quarter of 2025);
•the impact on holding company liquidity caused by an inability to receive dividends or any other returns of capital from Enact Holdings, and limited sources of capital and financing and the need to seek additional capital on unfavorable terms;
•the impact on any potential recovery in the AXA and Santander litigation resulting from a successful appeal, significant delays or any other adverse development in the litigation;
•adverse changes to the structure or requirements of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the U.S. mortgage insurance market; an increase in the number of loans insured through federal government mortgage insurance programs, including those offered by the Federal Housing Administration (“FHA”); the inability of Enact Holdings and/or its U.S. mortgage insurance subsidiaries to continue to meet the requirements mandated by the private mortgage insurer eligibility requirements (“PMIERs”) (or any adverse changes thereto), the inability to meet minimum statutory capital requirements of applicable regulators or the mortgage insurer eligibility requirements of Fannie Mae or Freddie Mac;

•changes in economic, market and political conditions, labor shortages and fluctuating interest rates; unanticipated financial events, which could lead to market-wide liquidity problems and other significant market disruption resulting in losses, defaults or credit rating downgrades of other financial institutions; deterioration in economic conditions, a recession or a decline in home prices, all of which could be driven by many potential factors, including the U.S. government shutdown; an increase in the cost of care impacting our long-term care insurance business; changes in international trade policy, including the potential impact of new or increased tariffs, retaliatory policies or actions from other countries, and trade wars or other events that lead to political and economic instability; changes in government or monetary policies, including U.S. federal tax laws, such as the One Big Beautiful Bill Act that was signed into law on July 4, 2025, tax rates or interest rates; changes within regulatory agencies as a result of the change in the U.S. Administration in January 2025; changes in immigration policy; and fluctuations in international securities markets;
•downgrades in financial strength and credit ratings and potential adverse impacts to liquidity; counterparty credit risks; defaults by counterparties to reinsurance arrangements or derivative instruments; defaults or other events impacting the value of invested assets;
•changes in tax rates or tax laws, or changes in accounting and reporting standards;
•litigation and regulatory investigations or other actions, including commercial and contractual disputes with counterparties;
•the inability to retain, attract and motivate qualified employees or senior management;
•changes in the composition of Enact Holdings’ business or undue concentration by customer or geographic region;
•the impact from deficiencies in our disclosure controls and procedures or internal control over financial reporting;
•the occurrence of natural or man-made disasters, including geopolitical tensions and war (including the Russian invasion of Ukraine, the Israel-Hamas conflict and economic competition between the United States and China), a public health emergency, including pandemics, or climate change;
•the inability to effectively manage information technology systems (including artificial intelligence), cyber incidents or other failures, disruptions or security breaches of us or our third-party vendors, as well as unknown risks and uncertainties associated with artificial intelligence;
•the inability of third-party vendors to meet their obligations to us;
•the lack of availability, affordability or adequacy of reinsurance to protect us against losses;
•a decrease in the volume of high loan-to-value home mortgage originations or an increase in the volume of mortgage insurance cancellations;
•unanticipated claims against Enact Holdings’ delegated underwriting and loss mitigation programs;
•the impact of medical advances such as genetic research and diagnostic imaging, emerging new technology, including artificial intelligence and related legislation; and
•other factors described in the risk factors contained in Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 28, 2025.
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
Overview
Genworth Financial, through its principal insurance subsidiaries, offers mortgage and long-term care insurance products. Genworth Financial is the parent company of Enact Holdings, a leading provider of private mortgage insurance in the United States through its mortgage insurance subsidiaries. Genworth Financial’s legacy U.S. life insurance subsidiaries offer long-term care insurance and also manage in-force blocks of life insurance and annuity products. Genworth Financial also has start-up businesses whereby it offers fee-based services, advice, consulting and other aging care services, as well as long-term care insurance products, through CareScout.
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
In addition to our three reportable segments, we also have Corporate and Other, which includes debt financing expenses that are incurred at the Genworth Holdings, Inc. (“Genworth Holdings”) level, unallocated corporate income and expenses, and eliminations of inter-segment transactions. Corporate and Other also includes the results of other businesses that are not individually reportable, such as CareScout Services and CareScout Insurance, and certain international businesses.
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
Strategic Update
Creating shareholder value
We continue to create shareholder value through Enact’s growing market value and capital returns. Enact Holdings provided $110 million of capital returns to Genworth Holdings in the third quarter of 2025. We believe capital returns from Enact will continue to benefit our shareholders by funding our strategic initiatives, including new CareScout products and services, as well as share repurchases and opportunistic debt reduction. On September 18, 2025, Genworth Financial announced that its Board of Directors had authorized a new share repurchase program under which Genworth Financial may purchase up to $350 million of its outstanding common stock. Since the initial authorization of Genworth Financial’s share repurchase program in May 2022 and through October 31, 2025, we have repurchased $725 million worth of shares of Genworth Financial’s common stock. For additional information on our share repurchase program, see “—Liquidity and Capital Resources.”
Legacy businesses
We continue to make progress on our strategic priority to maintain self-sustaining, customer-centric legacy U.S. life insurance subsidiaries, including our long-term care insurance, life insurance and annuity businesses. Our long-term care insurance multi-year in-force rate action plan continues to be our most effective tool in supporting this strategic priority. We achieved an estimated cumulative economic benefit of approximately $31.8 billion, on a net present value basis, of approved rate actions since 2012 through the third quarter of 2025. As we manage our legacy U.S. life insurance subsidiaries on a standalone basis, these entities will continue to rely on their statutory capital, significant reserves, prudent management of the in-force blocks and long-term care insurance in-force rate actions to satisfy policyholder obligations. For additional information regarding our in-force rate actions, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment—Long-Term Care Insurance segment.”
CareScout growth initiatives
We continue to drive future growth through CareScout with innovative, consumer-focused aging care services and funding solutions.
CareScout Services
CareScout Services made strong progress during the third quarter of 2025, increasing its network of long-term care providers (“CareScout Quality Network”) to over 700 home care providers with more than 950 locations nationwide, and continued to see growth in the number of CareScout members who received first-time services from the network. Substantially all of the home care providers in the CareScout Quality Network have agreed to hourly rates below the median cost of care in their respective zip codes (as determined by Genworth and CareScout’s Cost of Care Survey). In

addition to the benefits to consumers, the discounts available through the network are expected to further mitigate risk in our legacy long-term care insurance block by reducing claims costs, aligning the interests of long-term care providers, CareScout Services and CareScout members. We also continue to work towards expanding network access to other long-term care insurance carriers with closed blocks of business. Two pilot programs are in progress, and we are in various stages of engagement with three other long-term care insurers.
On October 31, 2025, we acquired Seniorly, a leading platform with a large network of senior living communities that helps families with care planning and placement through its growing advisor network. The acquisition of Seniorly will expand the CareScout Quality Network to include assisted living communities and is expected to accelerate our expansion into the direct-to-consumer market. This expansion of the network will allow us to connect consumers to the full range of CareScout Services offerings, from personalized care plans to our national network of home care providers and assisted living communities, based on the their individual needs. We believe this strong strategic and cultural alignment positions CareScout Services for continued growth and leadership as we build a trusted aging-care platform.
In addition to expanding the network, we are scaling other fee-based service offerings that we anticipate will generate a growing stream of recurring revenue, including our new Care Plans product, which launched in the second quarter of 2025. Our Care Plans product provides virtual care evaluations conducted by a licensed nurse and tailored aging care strategies and local resources for consumers. We plan to launch an in-person evaluation option in the fourth quarter of 2025.
Over time, we expect to expand both the range of services offered by CareScout Services and the number of customers we serve. We continue to expect to invest approximately $45 million to $50 million in CareScout Services for the full year 2025, excluding our payment to acquire Seniorly. Our expected investment will go towards scaling our technology-enabled platform along with marketing and brand awareness as we continue to build out the offering.
CareScout Insurance
We have advanced our strategy to roll out innovative solutions to meet the growing demand for aging care funding through CareScout Insurance. In October 2025, we launched our individual long-term care insurance product, CareScout Care Assurance, with the product approved in 37 states as of October 31, 2025 and additional approvals pending. CareScout Care Assurance features customizable levels of coverage, inflation protection and individualized policyholder experiences. It also includes access to the CareScout Quality Network, which provides discounts on care costs to help policyholders optimize their claim dollars. This product has been developed with meaningful but limited coverage, and assumptions designed to reduce the need for future premium rate increases. We anticipate that future product offerings would include an asset-based hybrid long-term care insurance design that includes low-cost equity-based crediting strategies for accumulation, as well as worksite and association group long-term care insurance offerings to broaden distribution through employers and other partners. We have contributed $85 million to our CareScout Insurance subsidiary in 2025 to meet its regulatory capital requirements. Though actual funding may vary based on business performance and other developments, we anticipate this initial capital investment will be the majority of the funding we allocate to this business over the next few years.
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
Financial Strength and Credit Ratings
On August 6, 2025, Moody’s Investors Service, Inc. upgraded the credit rating of Genworth Holdings’ senior unsecured debt to “Baa3” from “Ba1” and upgraded the financial strength rating of Enact Mortgage Insurance Corporation (“EMICO”) to “A2” from “A3,” both with an outlook of stable.
On September 17, 2025, A.M. Best Company, Inc. (“A.M. Best”) revised the outlook to positive from stable and affirmed the financial strength rating of “C++” of Genworth Life Insurance Company and Genworth Life Insurance Company of New York. A.M. Best also affirmed the financial strength rating of “B-” of Genworth Life and Annuity Insurance Company and the credit rating of “bb-” of Genworth Financial and Genworth Holdings with an outlook of stable.

On September 18, 2025, A.M. Best revised the outlook to positive from stable and affirmed the financial strength rating of “A-” of EMICO.
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
Revenues and expenses
Our revenues consist primarily of the following:
•Premiums. Premiums consist primarily of premiums earned on insurance products for mortgage, long-term care and term life insurance.
•Net investment income. Net investment income represents the income earned on our investments. For discussion of the change in net investment income, see the comparison for this line item under “—Investments and Derivative Instruments.”
•Net investment gains (losses). Net investment gains (losses) consist primarily of realized gains and losses from the sale of our investments, credit losses, and unrealized gains and losses on equity securities, limited partnership investments and derivative instruments. For discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
•Policy fees and other income. Policy fees and other income consists primarily of fees assessed against policyholder and contractholder account values, surrender charges, cost of insurance assessed on universal and term universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker/dealer commission revenues, fee revenue from contract underwriting services and other fees.
Our expenses consist primarily of the following:
•Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of benefits paid, interest accretion expense and other reserve activity related to future policy benefits for long-term care insurance, life insurance, and fixed and variable annuities, and claim costs incurred related to mortgage insurance products.
•Liability remeasurement (gains) losses. Liability remeasurement (gains) losses represent changes to the net premium ratio for actual variances from expected experience and updates to cash flow assumptions used to measure long-duration traditional and limited-payment insurance contracts.
•Changes in fair value of market risk benefits and associated hedges. Changes in fair value of market risk benefits and associated hedges consist of fair value changes of market risk benefits (other than changes attributable to instrument-specific credit risk), net of changes in the fair value of non-qualified derivative instruments that support our market risk benefits.
•Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.
•Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are costs and expenses that are related directly to the successful acquisition of new or renewal insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses. We allocate certain corporate expenses to each of our segments using various methodologies.

•Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs (“DAC”) and intangibles consists primarily of the amortization of capitalized acquisition costs, present value of future profits and capitalized software.
•Interest expense. Interest expense primarily represents interest incurred on borrowings of Genworth Holdings and Enact Holdings.
•Provision (benefit) for income taxes. We allocate tax to our businesses at the U.S. corporate federal income tax rate of 21%. Each segment is then adjusted to reflect the unique tax attributes of that segment, such as permanent differences between U.S. generally accepted accounting principles (“U.S. GAAP”) and tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other.
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
•Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents third party ownership interests in income of Enact Holdings, a consolidated subsidiary of Genworth Financial.

Consolidated Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$886	$874	$12	1%
Net investment income	799	777	22	3%
Net investment gains (losses)	99	66	33	50%
Policy fees and other income	151	163	(12)	(7)%
Total revenues	1,935	1,880	55	3%
Benefits and expenses:
Benefits and other changes in policy reserves	1,227	1,213	14	1%
Liability remeasurement (gains) losses	106	34	72	NM⁽¹⁾
Changes in fair value of market risk benefits and associated hedges	(1)	21	(22)	(105)%
Interest credited	96	102	(6)	(6)%
Acquisition and operating expenses, net of deferrals	259	259	—	—%
Amortization of deferred acquisition costs and intangibles	57	62	(5)	(8)%
Interest expense	27	28	(1)	(4)%
Total benefits and expenses	1,771	1,719	52	3%
Income from continuing operations before income taxes	164	161	3	2%
Provision for income taxes	9	40	(31)	(78)%
Income from continuing operations	155	121	34	28%
Loss from discontinued operations, net of taxes	(8)	(3)	(5)	(167)%
Net income	147	118	29	25%
Less: net income attributable to noncontrolling interests	31	33	(2)	(6)%
Net income available to Genworth Financial, Inc.’s common stockholders	$116	$85	$31	36%
______________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table sets forth the consolidated results of operations for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$2,613	$2,604	$9	—%
Net investment income	2,340	2,367	(27)	(1)%
Net investment gains (losses)	98	54	44	81%
Policy fees and other income	466	488	(22)	(5)%
Total revenues	5,517	5,513	4	—%
Benefits and expenses:
Benefits and other changes in policy reserves	3,639	3,567	72	2%
Liability remeasurement (gains) losses	170	65	105	162%
Changes in fair value of market risk benefits and associated hedges	7	(10)	17	170%
Interest credited	289	352	(63)	(18)%
Acquisition and operating expenses, net of deferrals	744	724	20	3%
Amortization of deferred acquisition costs and intangibles	174	187	(13)	(7)%
Interest expense	79	88	(9)	(10)%
Total benefits and expenses	5,102	4,973	129	3%
Income from continuing operations before income taxes	415	540	(125)	(23)%
Provision for income taxes	80	138	(58)	(42)%
Income from continuing operations	335	402	(67)	(17)%
Loss from discontinued operations, net of taxes	(20)	(5)	(15)	NM⁽¹⁾
Net income	315	397	(82)	(21)%
Less: net income attributable to noncontrolling interests	94	97	(3)	(3)%
Net income available to Genworth Financial, Inc.’s common stockholders	$221	$300	$(79)	(26)%
______________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
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
Adjustments to reconcile net income (loss) to adjusted operating income (loss) assume a 21% current tax rate, plus any associated deferred taxes, and are net of the portion attributable to noncontrolling interests. Changes in fair value of market risk benefits and associated hedges are adjusted to exclude changes in reserves, attributed fees and benefit payments.

The following table presents a reconciliation of net income to adjusted operating income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2025	2024	2025	2024
Net income available to Genworth Financial, Inc.’s common stockholders	$116	$85	$221	$300
Add: net income attributable to noncontrolling interests	31	33	94	97
Net income	147	118	315	397
Less: loss from discontinued operations, net of taxes	(8)	(3)	(20)	(5)
Income from continuing operations	155	121	335	402
Less: net income from continuing operations attributable to noncontrolling interests	31	33	94	97
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	124	88	241	305
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(99)	(66)	(100)	(56)
Changes in fair value of market risk benefits attributable to changes in interest rates, equity markets and associated hedges (2)	(3)	17	1	(19)
(Gains) losses on early extinguishment of debt (3)	—	(2)	—	4
Expenses related to restructuring	1	—	—	11
Taxes on adjustments (4)	(6)	11	(6)	13
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$17	$48	$136	$258
______________
(1)Net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $2 million for both the nine months ended September 30, 2025 and 2024.
(2)Changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(2) million and $(4) million for the three months ended September 30, 2025 and 2024, respectively, and $(6) million and $(9) million for the nine months ended September 30, 2025 and 2024, respectively.
(3)(Gains) losses on early extinguishment of debt were net of the portion attributable to noncontrolling interests of $2 million for the nine months ended September 30, 2024.
(4)The three and nine months ended September 30, 2025 included a $27 million tax benefit related to a release of a portion of the valuation allowance on certain deferred tax assets.

Earnings per share
The following table provides basic and diluted earnings per common share for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.30	$0.20	$0.10	50%	$0.58	$0.70	$(0.12)	(17)%
Diluted	$0.30	$0.20	$0.10	50%	$0.58	$0.69	$(0.11)	(16)%
Net income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.29	$0.20	$0.09	45%	$0.54	$0.69	$(0.15)	(22)%
Diluted	$0.28	$0.19	$0.09	47%	$0.53	$0.68	$(0.15)	(22)%
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.04	$0.11	$(0.07)	(64)%	$0.33	$0.59	$(0.26)	(44)%
Diluted	$0.04	$0.11	$(0.07)	(64)%	$0.33	$0.58	$(0.25)	(43)%
Weighted-average common shares outstanding:
Basic	408.0	430.8			413.2	436.7
Diluted	413.3	435.8			417.9	442.3
Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including performance stock units, restricted stock units and other equity-based awards.
The following table presents a summary of adjusted operating income (loss) for our segments and Corporate and Other for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Enact segment	$134	$148	$(14)	(9)%	$412	$448	$(36)	(8)%
Long-Term Care Insurance segment	(100)	(46)	(54)	(117)%	(167)	(72)	(95)	(132)%
Life and Annuities segment:
Life insurance	(15)	(40)	25	63%	(79)	(96)	17	18%
Fixed annuities	10	6	4	67%	22	29	(7)	(24)%
Variable annuities	9	7	2	29%	21	24	(3)	(13)%
Life and Annuities segment	4	(27)	31	115%	(36)	(43)	7	16%
Corporate and Other	(21)	(27)	6	22%	(73)	(75)	2	3%
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$17	$48	$(31)	(65)%	$136	$258	$(122)	(47)%

Executive Summary of Consolidated Financial Results
Below is an executive summary of our condensed consolidated financial results for the periods indicated. Amounts within this “Executive Summary of Consolidated Financial Results” and in our discussion of adjusted operating income (loss) within “—Results of Operations and Selected Financial and Operating Performance Measures by Segment” are net of taxes, unless otherwise indicated. After-tax amounts assume a tax rate of 21%.
For a discussion of selected financial information and detailed descriptions of operating performance measures, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
•Net income for the three months ended September 30, 2025 and 2024 was $116 million and $85 million, respectively, and adjusted operating income was $17 million and $48 million, respectively.
•Enact segment
•Adjusted operating income decreased primarily due to a lower reserve release and higher new delinquencies, partially offset by higher net investment income in the current year.
•Long-Term Care Insurance segment
•The adjusted operating loss increased primarily due to unfavorable cash flow assumption updates in the current year compared to favorable updates in the prior year, partially offset by higher limited partnership income in the current year.
•Life and Annuities segment
•The adjusted operating loss in our life insurance products decreased primarily due to favorable mortality in the current year.
•Adjusted operating income in our fixed annuities increased primarily from favorable mortality, partially offset by lower spread income in the current year largely related to block runoff.
•Corporate and Other
•The adjusted operating loss decreased primarily from a $7 million tax benefit related to a release of a portion of the valuation allowance on certain deferred tax assets in the current year.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
•Net income for the nine months ended September 30, 2025 and 2024 was $221 million and $300 million, respectively, and adjusted operating income was $136 million and $258 million, respectively.
•Enact segment
•Adjusted operating income decreased primarily due to lower reserve releases and higher new delinquencies, partially offset by higher net investment income and lower operating expenses in the current year.
•Long-Term Care Insurance segment
•The adjusted operating loss increased primarily driven by unfavorable cash flow assumption updates in the current year compared to favorable updates in the prior year, net insurance recoveries of $22 million in the prior year that did not recur and aging of the in-force block, including higher interest accretion.
•These adverse developments were partially offset by higher limited partnership income and a $21 million gain related to a third-party reinsurance recapture in the current year. For additional information on the third-party reinsurance recapture, see note 16 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”

•Life and Annuities segment
•The adjusted operating loss in our life insurance products decreased largely due to less unfavorable mortality experience in the current year.
•Adjusted operating income in our fixed annuities decreased primarily from lower spread income driven mostly by block runoff, partially offset by a favorable change in mortality experience in the current year.
•Corporate and Other
•The adjusted operating loss decreased primarily from a $7 million tax benefit related to a release of a portion of the valuation allowance on certain deferred tax assets and lower interest expense, partially offset by higher expenses related to CareScout growth initiatives in the current year.
Significant Developments and Key Highlights
Enact segment
•Mortgage insurance portfolio. Enact’s primary persistency rate remained elevated at 83% in the third quarter of 2025. New insurance written increased 3% in the third quarter of 2025 compared to the third quarter of 2024.
•Loss performance. Enact recorded a pre-tax reserve release of $45 million during the third quarter of 2025 primarily driven by favorable cure performance compared to a pre-tax reserve release of $65 million in the third quarter of 2024.
•PMIERs compliance. Enact’s PMIERs sufficiency ratio was 162% or $1,904 million above the PMIERs requirements as of September 30, 2025.
•Liquidity and financial flexibility. On September 30, 2025, Enact Holdings entered into a $435 million five-year unsecured revolving credit facility (“2025 Credit Facility”), which replaces the previous $200 million revolving credit facility dated June 30, 2022 (“2022 Credit Facility”). The 2025 Credit Facility remained undrawn as of September 30, 2025.
Long-Term Care Insurance segment
•In-force rate actions. We estimate that the cumulative economic benefit of approved rate actions in our long-term care insurance multi-year in-force rate action plan since 2012 through the third quarter of 2025 was approximately $31.8 billion, on a net present value basis.
Capital of U.S. life insurance subsidiaries
•Risk-based capital ratio. As of September 30, 2025, the consolidated risk-based capital ratio on a company action level basis of our U.S. domiciled life insurance subsidiaries was approximately 303%, down slightly from 306% as of December 31, 2024. The decrease was primarily attributable to higher required capital as our limited partnership portfolio grows, partially offset by statutory earnings in the current year.
Capital and liquidity
•Holding company liquidity. Genworth Holdings had $254 million of unrestricted cash and cash equivalents as of September 30, 2025, which included approximately $145 million of cash held for future obligations, including advance cash payments from our subsidiaries. Genworth Holdings received $110 million of capital returns from Enact Holdings during the third quarter of 2025.
•Share repurchases. Genworth Financial executed $76 million of share repurchases, before excise taxes and other associated costs, during the third quarter of 2025. On September 18, 2025, Genworth Financial announced that its Board of Directors had authorized a new share repurchase program under which Genworth Financial may purchase up to $350 million of its outstanding common stock.

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
Macroeconomic environment
During the first three quarters of 2025, the U.S. economy was subject to significant volatility and uncertainty, largely related to changing economic policies, including new and increasing tariffs, continued inflationary pressure and the then impending federal government shutdown, as well as certain domestic and geopolitical tensions. The ancillary effects of these factors on the domestic and global economies could materially impact the U.S. housing market and Enact’s business.
The U.S. Bureau of Labor Statistics reported that the Consumer Price Index increased 3.0% year-over-year in September 2025 compared to 2.7% year-over-year in June 2025. The unemployment rate rose to 4.3% in August 2025 from 4.1% in June 2025.
The mortgage origination market remained relatively slow in response to elevated mortgage rates. Over the past few years, housing affordability has deteriorated as elevated mortgage rates and home price appreciation outpaced median family income, according to the National Association of Realtors Housing Affordability Index. Affordability pressures eased slightly during the third quarter of 2025 as mortgage rates began to decline and national home price growth has slowed, according to the Federal Housing Finance Agency (“FHFA”) Monthly Purchase-Only House Price Index (seasonally adjusted).
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
Mortgage insurance portfolio
New insurance written of $14.0 billion in the third quarter of 2025 increased 3% compared to the third quarter of 2024. Changes in new insurance written are primarily impacted by the size of the mortgage insurance market and Enact’s market share. Enact’s primary persistency rate was 83% for both the three months ended September 30, 2025 and 2024. The persistency rate continues to remain higher than historical averages driven by a large percentage of Enact’s in-force policies with interest rates below current mortgage rates.

Net earned premiums decreased modestly in the third quarter of 2025 compared to the third quarter of 2024 primarily as a result of higher ceded premiums, partially offset by insurance in force growth in the current year.
Loss experience
Enact’s loss ratio for the three months ended September 30, 2025 and 2024 was 15% and 5%, respectively. Both periods were impacted by favorable reserve development. Enact released reserves of $45 million during the third quarter of 2025 primarily driven by favorable cure performance on delinquencies from 2024 and prior. This compares to a reserve release of $65 million in the third quarter of 2024 primarily related to cure performance on 2023 and prior delinquencies.
New primary delinquencies in the third quarter of 2025 increased slightly compared to the third quarter of 2024 primarily due to the normal loss development pattern on newer books of business. New primary delinquencies of 12,998 contributed $79 million of loss expense in the third quarter of 2025, while Enact incurred $75 million of loss expense from 12,964 new primary delinquencies in the third quarter of 2024. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions.
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
Reinsurance transactions
On September 23, 2025, Enact entered into a quota share reinsurance agreement with a panel of reinsurers under which it will cede approximately 34% of a portion of its expected new insurance written for the 2027 book year. On October 27, 2025, Enact entered into an excess of loss reinsurance transaction that provides approximately $170 million of reinsurance coverage on a portion of expected new insurance written for the 2027 book year.
Capital requirements
As of September 30, 2025, EMICO’s estimated risk-to-capital ratio under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was 10.2:1, compared with risk-to-capital ratios of 10.5:1 and 10.4:1 as of December 31, 2024 and September 30, 2024, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.
Under PMIERs, Enact is subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. As of September 30, 2025, Enact had estimated available assets of $4,974 million against $3,070 million net required assets under PMIERs compared to available assets of $4,992 million against $3,031 million net required assets as of June 30, 2025. The sufficiency ratio as of September 30, 2025 was 162% or $1,904 million above the PMIERs requirements, compared to 165% or $1,961 million above the PMIERs requirements as of June 30, 2025. Enact’s PMIERs required assets benefited from a reinsurance credit of $1,889 million and $1,870 million as of September 30, 2025 and June 30, 2025, respectively, related to third-party reinsurance transactions.
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

Capital returns
During each of the first three quarters of 2025, EMICO paid dividends to Enact Holdings that support Enact Holdings’ ability to return capital to shareholders. On May 1, 2024, Enact Holdings announced the approval by its board of directors of a share repurchase program under which Enact Holdings could repurchase up to $250 million of its common stock. Enact Holdings completed the repurchase of shares under this authorization in the second quarter of 2025. On April 30, 2025, Enact Holdings announced the authorization of a new share repurchase program that allows for the repurchase of up to an additional $350 million of its common stock. Genworth Holdings entered into an agreement with Enact Holdings to participate in the share repurchase program in order to maintain its current ownership interest in Enact Holdings. In addition to its share repurchase program, Enact Holdings pays a quarterly dividend. As the majority shareholder, Genworth Holdings received $110 million of capital returns from Enact Holdings during the third quarter of 2025, comprised of $85 million of share repurchases and $25 million of quarterly dividends.
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

Segment results of operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$245	$249	$(4)	(2)%
Net investment income	68	62	6	10%
Net investment gains (losses)	(2)	(1)	(1)	(100)%
Policy fees and other income	1	—	1	NM⁽¹⁾
Total revenues	312	310	2	1%
Benefits and expenses:
Benefits and other changes in policy reserves	36	12	24	200%
Acquisition and operating expenses, net of deferrals	51	53	(2)	(4)%
Amortization of deferred acquisition costs and intangibles	2	3	(1)	(33)%
Interest expense	13	13	—	—%
Total benefits and expenses	102	81	21	26%
Income from continuing operations before income taxes	210	229	(19)	(8)%
Provision for income taxes	47	49	(2)	(4)%
Income from continuing operations	163	180	(17)	(9)%
Less: net income attributable to noncontrolling interests	31	33	(2)	(6)%
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	132	147	(15)	(10)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses	2	1	1	100%
Expenses related to restructuring	1	—	1	NM⁽¹⁾
Taxes on adjustments	(1)	—	(1)	NM⁽¹⁾
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$134	$148	$(14)	(9)%
______________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income decreased primarily due to a lower reserve release and higher new delinquencies, partially offset by higher net investment income in the current year.
Revenues
Premiums decreased mainly driven by higher ceded premiums, partially offset by insurance in-force growth in the current year.
Net investment income increased primarily from higher investment yields and higher average invested assets in the current year.

Benefits and expenses
Benefits and other changes in policy reserves increased primarily driven by a lower reserve release and higher new delinquencies in the current year. Enact released reserves of $45 million during the third quarter of 2025 primarily related to favorable cure performance on delinquencies from 2024 and prior. During the third quarter of 2024, Enact recorded a reserve release of $65 million primarily related to cure performance on 2023 and prior delinquencies.
Provision for income taxes. The effective tax rate was 22.1% and 21.3% for the three months ended September 30, 2025 and 2024, respectively, consistent with the U.S. corporate federal income tax rate.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$735	$734	$1	—%
Net investment income	197	178	19	11%
Net investment gains (losses)	(13)	(15)	2	13%
Policy fees and other income	4	3	1	33%
Total revenues	923	900	23	3%
Benefits and expenses:
Benefits and other changes in policy reserves	92	15	77	NM⁽¹⁾
Acquisition and operating expenses, net of deferrals	151	169	(18)	(11)%
Amortization of deferred acquisition costs and intangibles	7	7	—	—%
Interest expense	37	39	(2)	(5)%
Total benefits and expenses	287	230	57	25%
Income from continuing operations before income taxes	636	670	(34)	(5)%
Provision for income taxes	139	145	(6)	(4)%
Income from continuing operations	497	525	(28)	(5)%
Less: net income attributable to noncontrolling interests	94	97	(3)	(3)%
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	403	428	(25)	(6)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	11	13	(2)	(15)%
(Gains) losses on early extinguishment of debt, net (3)	—	9	(9)	(100)%
Expenses related to restructuring	1	3	(2)	(67)%
Taxes on adjustments	(3)	(5)	2	40%
Adjusted operating income available to Genworth Financial, Inc.’s common stockholders	$412	$448	$(36)	(8)%
______________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)Net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $2 million for both the nine months ended September 30, 2025 and 2024.
(3)For the nine months ended September 30, 2024, (gains) losses on early extinguishment of debt were net of the portion attributable to noncontrolling interests of $2 million.

Adjusted operating income available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income decreased primarily due to lower reserve releases and higher new delinquencies, partially offset by higher net investment income and lower operating expenses in the current year.
Revenues
Premiums increased slightly mainly driven by insurance-in force growth and higher assumed premiums, partially offset by higher ceded premiums and slightly lower average premium rates in the current year.
Net investment income increased primarily from higher investment yields and higher average invested assets in the current year.
Benefits and expenses
Benefits and other changes in policy reserves increased largely from lower reserve releases and higher new delinquencies in the current year. Enact released reserves of $140 million in the current year primarily related to favorable cure performance on delinquencies from 2024 and prior. In the prior year, Enact recorded reserve releases of $196 million primarily related to cure performance on 2023 and prior delinquencies. As part of the reserve releases in 2024, Enact decreased its assumptions for the rate at which delinquencies go to claim (“claim rate”) largely as a result of sustained favorable cure performance and lessening uncertainty in the economic environment, impacting both current and prior year delinquencies.
Acquisition and operating expenses, net of deferrals, decreased primarily due to expenses in the prior year that did not recur, including an $11 million loss on the early redemption of Enact Holdings’ 6.50% senior notes due in August 2025 (“2025 Notes”) and restructuring expenses. The decrease was also driven by lower operating costs in the current year.
Provision for income taxes. The effective tax rate was 21.8% and 21.6% for the nine months ended September 30, 2025 and 2024, respectively, consistent with the U.S. corporate federal income tax rate.
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

The following tables set forth selected operating performance measures regarding Enact as of and for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Primary insurance in-force	$272,349	$268,003	$4,346	2%
Risk in-force:
Primary	$71,144	$69,611	$1,533	2%
Pool	52	60	(8)	(13)%
Total risk in-force	$71,196	$69,671	$1,525	2%

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
New insurance written	$14,048	$13,591	$457	3%	$37,120	$37,736	$(616)	(2)%
Primary insurance in-force and risk in-force
Primary insurance in-force increased mainly from new insurance written and elevated persistency, partially offset by lapses and cancellations. The primary persistency rate was 83% for both the nine months ended September 30, 2025 and 2024. Total risk in-force increased primarily as a result of higher primary insurance in-force.
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
The following table sets forth the loss and expense ratios for Enact for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Loss ratio	15%	5%	10%	12%	2%	10%
Expense ratio	22%	22%	—%	22%	24%	(2)%
The loss ratio increased for the three and nine months ended September 30, 2025 largely from lower reserve releases and higher new delinquencies in the current year as discussed above.
The expense ratio decreased for the nine months ended September 30, 2025 due to an $11 million loss on the early redemption of Enact Holdings’ 2025 Notes, which increased the expense ratio by two percentage points for the nine months ended September 30, 2024.

Mortgage insurance loan portfolio
The following table sets forth selected financial information regarding Enact’s loan portfolio as of September 30:

(Amounts in millions)	2025	2024
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$53,522	$49,363
90.01% to 95.00%	113,852	111,992
85.01% to 90.00%	79,390	79,628
85.00% and below	25,585	27,020
Total	$272,349	$268,003
Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$15,374	$14,141
90.01% to 95.00%	33,121	32,579
85.01% to 90.00%	19,589	19,649
85.00% and below	3,060	3,242
Total	$71,144	$69,611
Primary insurance in-force by FICO(1) score at origination:
Over 760	$119,234	$114,424
740-759	44,675	43,793
720-739	37,955	37,671
700-719	29,567	29,910
680-699	20,886	21,557
660-679 (2)	11,079	11,391
640-659	6,001	6,179
620-639	2,414	2,495
<620	538	583
Total	$272,349	$268,003
Primary risk in-force by FICO score at origination:
Over 760	$30,991	$29,644
740-759	11,709	11,423
720-739	10,058	9,912
700-719	7,728	7,751
680-699	5,432	5,553
660-679 (2)	2,906	2,951
640-659	1,564	1,592
620-639	619	636
<620	137	149
Total	$71,144	$69,611
______________
(1)Fair Isaac Company.
(2)Loans with unknown FICO scores are included in the 660-679 category.

Delinquent loans
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for Enact’s loan portfolio as of the dates indicated:

	September 30, 2025	December 31, 2024	September 30, 2024
Primary insurance:
Insured loans in-force	953,657	962,849	967,501
Delinquent loans	23,382	23,566	21,027
Percentage of delinquent loans (delinquency rate)	2.45%	2.45%	2.17%
The delinquency rate increased compared to September 30, 2024 largely due to new delinquencies exceeding cures and paid claims.
The following tables set forth primary delinquencies, direct primary case reserves and risk in-force by aged missed payment status in Enact’s loan portfolio as of the dates indicated:

	September 30, 2025
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	11,969	$109	$806	14%
4 - 11 payments	7,951	216	594	36%
12 payments or more	3,462	195	250	78%
Total	23,382	$520	$1,650	32%
______________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, incurred but not reported (“IBNR”) and reinsurance reserves.

	December 31, 2024
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	12,712	$108	$849	13%
4 - 11 payments	7,701	191	545	35%
12 payments or more	3,153	173	213	81%
Total	23,566	$472	$1,607	29%
______________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
Reserves as a percentage of risk in-force as of September 30, 2025 increased slightly compared to December 31, 2024 as a result of fewer new delinquencies that have a lower expected claim rate.

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

	% of primary risk in-force as of September 30, 2025	% of direct primary case reserves as of September 30, 2025 ⁽¹⁾	Delinquency rate as of
			September 30, 2025	December 31, 2024	September 30, 2024
By State:
California	12%	13%	2.63%	2.53%	2.27%
Texas	9%	9%	2.64%	2.64%	2.64%
Florida (2)	8%	13%	3.11%	3.67%	2.49%
New York (2)	5%	9%	3.28%	3.30%	3.19%
Illinois (2)	4%	5%	3.01%	2.96%	2.67%
Arizona	4%	4%	2.57%	2.35%	2.05%
Michigan	4%	3%	2.20%	2.14%	1.90%
Georgia	3%	4%	3.07%	3.02%	2.48%
North Carolina	3%	2%	2.00%	2.14%	1.69%
Pennsylvania	3%	3%	2.23%	2.17%	2.11%
______________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
(2)Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

	% of primary risk in-force as of September 30, 2025	% of direct primary case reserves as of September 30, 2025 ⁽¹⁾	Delinquency rate as of
			September 30, 2025	December 31, 2024	September 30, 2024
By MSA or MD:
Phoenix, AZ MSA	3%	3%	2.66%	2.41%	2.10%
Chicago-Naperville, IL MD	3%	4%	3.20%	3.29%	2.95%
Atlanta, GA MSA	3%	3%	3.28%	3.02%	2.68%
New York, NY MD	2%	5%	3.68%	3.53%	3.37%
Dallas, TX MD	2%	2%	2.34%	2.38%	2.29%
Houston, TX MSA	2%	3%	3.27%	3.58%	3.92%
Washington-Arlington, DC MD	2%	2%	2.27%	2.03%	1.95%
Riverside-San Bernardino, CA MSA	2%	3%	3.32%	3.25%	2.92%
Los Angeles-Long Beach, CA MD	2%	3%	3.05%	2.65%	2.36%
Denver-Aurora-Lakewood, CO MSA	2%	1%	1.52%	1.38%	1.13%
______________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

The following table sets forth the dispersion of Enact’s direct primary case reserves, primary insurance in-force and risk in-force by year of policy origination, and delinquency rate as of September 30, 2025:

(Amounts in millions)	% of direct primary case reserves (1)	Primary insurance in-force	% of total	Primary risk in-force	% of total	Delinquency rate
Policy Year
2008 and prior	8%	$4,372	2%	$1,131	2%	7.85%
2009 to 2017	7	6,942	2	1,796	3	4.85%
2018	4	4,147	1	1,069	1	4.91%
2019	6	9,993	4	2,615	4	3.17%
2020	12	29,735	11	8,178	11	2.20%
2021	21	48,447	18	13,072	18	2.45%
2022	22	47,952	18	12,289	17	2.69%
2023	14	40,694	15	10,590	15	2.33%
2024	6	44,401	16	11,401	16	1.36%
2025	—	35,666	13	9,003	13	0.18%
Total portfolio	100%	$272,349	100%	$71,144	100%	2.45%
_____________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
Loss reserves in policy years 2008 and prior are outsized compared to their representation of risk in-force. The size of these policy years at origination combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses Enact will experience on these policy years, they have become a smaller percentage of its total mortgage insurance portfolio. The concentration of loss reserves has shifted to newer book years in line with changes in risk in-force. As of September 30, 2025, Enact’s 2018 and newer policy years represented approximately 95% of its primary risk in-force and 85% of its total direct primary case reserves.
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
Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments as our actual claims experience will emerge over many years, or decades. For example, average claim reserves for new claims have trended higher over time as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts and higher inflation factors going on claim. Although new claim counts on certain of our oldest long-term care insurance blocks of business have reached their peak claim years and will decrease as the blocks run off, we expect overall claims costs to continue to increase as the approximately 596,000 insured individuals in our two largest blocks, Choice I and Choice II, with average attained ages of 78 and 75, respectively, reach their peak claim years, which are over age 85.
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
The impacts of assumption updates and actual variances from expected experience will continue to drive volatility in our long-term care insurance results, particularly for our unprofitable capped cohorts. Our profitable uncapped cohorts have to date had a more modest earnings impact related to assumption updates and actual variances from expected experience, as a portion of the impact is reflected in current period results with the remaining majority of the impact recognized over the life of the cohort. However, we may see increased volatility as the uncapped cohorts continue to age, with more of the impact related to assumption updates and actual variances from expected experience recognized immediately in net income. It is important to note that quarterly variations resulting from assumption updates and actual variances from expected experience are typically expected to be relatively small compared to the overall size of our liability for future policy benefits of $43.5 billion, at the locked-in discount rate, for our long-term care insurance business as of September 30, 2025.
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
Annual review of cash flow assumptions
We will complete the required annual review of our cash flow assumptions, including benefit utilization, expected claim incidence, terminations and benefit reductions related to in-force rate actions, among other assumptions, for our long-term care insurance products in the fourth quarter of 2025.
In connection with our 2025 cash flow assumption reviews, we are focused on short-term trends in key assumptions, including benefit utilization, incidence, terminations and in-force rate actions, which include benefit reduction initiatives. Our 2025 assumption review will consider trends during, and following, the coronavirus pandemic (“COVID-19”) years, but any proposed updates to long-term assumptions will generally exclude or adjust experience data for 2020 through 2022, as we do not have sufficient information around the long-term effects of COVID-19. We face pressure from higher benefit utilization and cost of care inflation. We will evaluate this pressure relative to the tailwinds of additional premium rate increases and benefit reductions in our multi-year in-force rate action plan, as well as other initiatives, which we would expect to reduce the overall impact in aggregate. While our reviews are still underway and not yet complete, any impact is expected to be a relatively small percentage change compared to the overall size of our liability for future policy benefits mentioned above. For capped cohorts, these updates would be reported immediately in earnings.
We will also complete statutory cash flow testing for our life insurance companies in the fourth quarter of 2025. Under cash flow testing, changes impacting active life reserves are included in our margin review and only impact statutory income if the margin falls below zero. However, changes to our claim reserve assumptions are immediately reflected in statutory income. While our statutory process is not yet complete and work remains, our early assessment is that the margin for Genworth Life Insurance Company, one of our principal life insurance subsidiaries, should remain positive.
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
Segment results of operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table sets forth the results of operations relating to our Long-Term Care Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$597	$581	$16	3%
Net investment income	505	483	22	5%
Net investment gains (losses)	104	71	33	46%
Total revenues	1,206	1,135	71	6%
Benefits and expenses:
Benefits and other changes in policy reserves	972	949	23	2%
Liability remeasurement (gains) losses	113	28	85	NM⁽¹⁾
Acquisition and operating expenses, net of deferrals	118	118	—	—%
Amortization of deferred acquisition costs and intangibles	17	17	—	—%
Total benefits and expenses	1,220	1,112	108	10%
Income (loss) from continuing operations before income taxes	(14)	23	(37)	(161)%
Provision for income taxes	4	13	(9)	(69)%
Income (loss) from continuing operations	(18)	10	(28)	NM⁽¹⁾
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	(104)	(71)	(33)	(46)%
Taxes on adjustments	22	15	7	47%
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(100)	$(46)	$(54)	(117)%
______________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss increased primarily due to unfavorable cash flow assumption updates in the current year compared to favorable updates in the prior year, partially offset by higher limited partnership income in the current year.
Revenues
Premiums increased primarily driven by $26 million of higher premiums in the current year from newly implemented in-force rate actions, partially offset by lower renewal premiums from prior benefit reduction elections made by policyholders in connection with our in-force rate actions and prior legal settlements. Policy terminations also drove lower renewal premiums in the current year.
Net investment income increased largely due to $25 million of higher income from limited partnerships, partially offset by lower investment yields in the current year.
For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Benefits and expenses
Benefits and other changes in policy reserves increased primarily due to a higher unfavorable change in reserves from an increase in net premiums collected and aging of the in-force block, including higher interest accretion, in the current year.
The liability remeasurement loss in the current year was largely due to unfavorable actual variances from expected experience primarily driven by lower terminations and higher benefit utilization. The liability remeasurement loss in the prior year was mainly attributable to adverse actual variances from expected experience principally from higher benefit utilization, including new claims, and lower terminations, partially offset by favorable cash flow assumption updates largely related to higher approval amounts on our in-force rate action plan.
Provision for income taxes. The tax provision in the current year was primarily attributable to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income, partially offset by the tax benefit on the pre-tax loss. The tax provision in the prior year was largely attributable to tax expense on certain forward starting swap gains and tax expense on pre-tax income.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table sets forth the results of operations relating to our Long-Term Care Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$1,746	$1,723	$23	1%
Net investment income	1,472	1,441	31	2%
Net investment gains (losses)	158	87	71	82%
Total revenues	3,376	3,251	125	4%
Benefits and expenses:
Benefits and other changes in policy reserves	2,867	2,819	48	2%
Liability remeasurement (gains) losses	145	55	90	164%
Acquisition and operating expenses, net of deferrals	342	302	40	13%
Amortization of deferred acquisition costs and intangibles	50	52	(2)	(4)%
Total benefits and expenses	3,404	3,228	176	5%
Income (loss) from continuing operations before income taxes	(28)	23	(51)	NM⁽¹⁾
Provision for income taxes	14	27	(13)	(48)%
Loss from continuing operations	(42)	(4)	(38)	NM⁽¹⁾
Adjustments to loss from continuing operations:
Net investment (gains) losses	(158)	(87)	(71)	(82)%
Expenses related to restructuring	—	1	(1)	(100)%
Taxes on adjustments	33	18	15	83%
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(167)	$(72)	$(95)	(132)%
______________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
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
Revenues
Premiums increased primarily driven by $80 million of higher premiums in the current year from newly implemented in-force rate actions, partially offset by lower renewal premiums from prior benefit reduction elections made by policyholders in connection with our in-force rate actions and prior legal settlements. Policy terminations also drove lower renewal premiums in the current year.
Net investment income increased largely due to $46 million of higher income from limited partnerships, partially offset by lower investment yields in the current year.
For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
Benefits and other changes in policy reserves increased primarily due to aging of the in-force block, including higher interest accretion, and a higher unfavorable change in reserves from an increase in net premiums collected in the current year.
The liability remeasurement loss in the current year was largely due to unfavorable actual variances from expected experience primarily driven by higher benefit utilization and lower terminations, partially offset by a $26 million gain related to a third-party recapture of a block of long-term care insurance policies. For additional information on the third-party reinsurance recapture, see note 16 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.” The liability remeasurement loss in the prior year was mainly attributable to adverse actual variances from expected experience principally driven by higher claims and lower terminations, partially offset by favorable cash flow assumption updates largely related to approval amounts and implementation timing of our in-force rate action plan.
Acquisition and operating expenses, net of deferrals, increased principally from $28 million of net insurance recoveries in the prior year that did not recur related to previously incurred legal settlement expenses. The increase was also driven by higher operating costs, including higher employee-related expenses, in the current year.
Provision for income taxes. The tax provision in the current year was primarily attributable to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income, partially offset by the tax benefit on the pre-tax loss. The tax provision in the prior year was largely attributable to tax expense on certain forward starting swap gains and tax expense on pre-tax income.
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

The following table sets forth the pre-tax components of the liability remeasurement (gains) losses, net of reinsurance, for the periods indicated:

	Three months ended September 30,		(Favorable) unfavorable change and percentage change		Nine months ended September 30,		(Favorable) unfavorable change and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
Cash flow assumption updates	$6	$(63)	$69	110%	$13	$(89)	$102	115%
Actual variances from expected experience	107	91	16	18%	132	144	(12)	(8)%
Total liability remeasurement (gains) losses	$113	$28	$85	NM⁽¹⁾	$145	$55	$90	164%
______________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
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
The following table sets forth filing approvals as part of our multi-year in-force rate action plan for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2025	2024	2025	2024
State filings approved	18	24	48	72
Impacted in-force premiums	$71	$235	$270	$695
Weighted-average percentage rate increase approved	63%	53%	40%	44%
Gross incremental premiums approved	$44	$124	$109	$303
During the nine months ended September 30, 2025, we also submitted 58 new filings on approximately $639 million in annualized in-force premiums. We estimate that the cumulative economic benefit of approved rate actions since 2012 through the third quarter of 2025 was approximately $31.8 billion, on a net present value basis.
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

We continue to work closely with the National Association of Insurance Commissioners and state regulators to demonstrate the broad-based need for actuarially justified rate increases in order to pay future claims. Because obtaining actuarially justified rate increases and associated benefit reductions is important to our ability to pay future claims and reduces cross-state premium inequities, we will consider litigation against states that decline to approve those actuarially justified rate increases. As of September 30, 2025, we were in litigation with two states that have refused to approve actuarially justified rate increases for certain products.
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
Annual review of cash flow assumptions
We will complete the required annual review of our cash flow assumptions for our life insurance and annuity products in the fourth quarter of 2025. In connection with our 2025 cash flow assumption reviews, we are reviewing mortality, lapse rates and the potential impacts of the recent changes in interest rates. Consistent with our long-term care insurance business, our 2025 assumption review will consider trends during the pandemic years, but any proposed updates to long-term assumptions will generally exclude or adjust experience data for 2020 through 2022, as we do not have sufficient information around the long-term effects of COVID-19.
Our statutory reviews are also still underway and not yet complete, and we plan to report the outcome of these reviews in connection with the release of our fourth quarter of 2025 financial results.
Life insurance
Results of our life insurance products are impacted primarily by mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors.
Mortality levels may deviate each period from historical trends. Overall mortality experience improved during the third quarter of 2025 compared to the second quarter of 2025 and the third quarter of 2024. We have experienced unfavorable mortality compared to our then-current and priced-for assumptions in recent years for our universal life insurance block. Reinsurance costs typically increase due to natural aging of the yearly renewable term reinsured blocks. In prior periods, we have received some yearly renewable term reinsurance premium increases from some of our reinsurance partners that reflect unfavorable mortality.
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
Equity market volatility and interest rate movements have caused, and may continue to cause, fluctuations in the results of our variable annuity products and regulatory capital requirements. Equity market performance was less favorable in the third quarter of 2025 compared to the second quarter of 2025 and the third quarter of 2024. Interest rate performance had an unfavorable impact in the third quarter of 2025 compared to a favorable impact in the second quarter of 2025, although less unfavorable than in the third quarter of 2024. In the future, equity market and interest rate performance and volatility could result in additional gains or losses in these products, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table sets forth the results of operations relating to our Life and Annuities segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$42	$42	$—	—%
Net investment income	221	228	(7)	(3)%
Net investment gains (losses)	(11)	(4)	(7)	(175)%
Policy fees and other income	150	163	(13)	(8)%
Total revenues	402	429	(27)	(6)%
Benefits and expenses:
Benefits and other changes in policy reserves	222	253	(31)	(12)%
Liability remeasurement (gains) losses	(7)	6	(13)	NM⁽¹⁾
Changes in fair value of market risk benefits and associated hedges	(1)	21	(22)	(105)%
Interest credited	96	102	(6)	(6)%
Acquisition and operating expenses, net of deferrals	60	63	(3)	(5)%
Amortization of deferred acquisition costs and intangibles	37	41	(4)	(10)%
Total benefits and expenses	407	486	(79)	(16)%
Loss from continuing operations before income taxes	(5)	(57)	52	91%
Benefit for income taxes	(2)	(13)	11	85%
Loss from continuing operations	(3)	(44)	41	93%
Adjustments to loss from continuing operations:
Net investment (gains) losses	11	4	7	175%
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	(3)	17	(20)	(118)%
Taxes on adjustments	(1)	(4)	3	75%
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$4	$(27)	$31	115%
______________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)For the three months ended September 30, 2025 and 2024, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(2) million and $(4) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the products included in our Life and Annuities segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$(15)	$(40)	$25	63%
Fixed annuities	10	6	4	67%
Variable annuities	9	7	2	29%
Total adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$4	$(27)	$31	115%
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
•The adjusted operating loss in our life insurance products decreased primarily due to favorable mortality in the current year.
•Adjusted operating income in our fixed annuities increased primarily from favorable mortality, partially offset by lower spread income in the current year largely related to block runoff.
Revenues
Net investment income. The decrease was primarily driven by lower average invested assets in our fixed annuity products in the current year driven mostly by block runoff.
Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Policy fees and other income. The decrease was primarily driven by our life insurance products principally due to block runoff.
Benefits and expenses
Benefits and other changes in policy reserves
•Our life insurance products decreased $27 million primarily due to a favorable change in reserves related to mortality and persistency experience in the current year.
•Our fixed annuity products decreased $4 million primarily attributable to block runoff.
Liability remeasurement (gains) losses. The liability remeasurement gain in the current year was principally due to favorable mortality experience in our fixed annuity products. The liability remeasurement loss in the prior year was largely driven by unfavorable mortality in our life insurance products.
Changes in fair value of market risk benefits and associated hedges. The prior year loss was driven by our annuity products primarily due to unfavorable interest rate impacts, partially offset by favorable equity market performance and derivative gains.
Interest credited. The decrease was primarily due to block runoff in our life insurance and fixed annuity products.
Benefit for income taxes. The effective tax rate was 38.9% and 22.7% for the three months ended September 30, 2025 and 2024, respectively. The increase in the effective tax rate was primarily attributable to tax benefits from tax favored items in relation to the pre-tax loss in the current year.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table sets forth the results of operations relating to our Life and Annuities segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$125	$139	$(14)	(10)%
Net investment income	657	732	(75)	(10)%
Net investment gains (losses)	(27)	(12)	(15)	(125)%
Policy fees and other income	462	485	(23)	(5)%
Total revenues	1,217	1,344	(127)	(9)%
Benefits and expenses:
Benefits and other changes in policy reserves	686	740	(54)	(7)%
Liability remeasurement (gains) losses	25	10	15	150%
Changes in fair value of market risk benefits and associated hedges	7	(10)	17	170%
Interest credited	289	352	(63)	(18)%
Acquisition and operating expenses, net of deferrals	173	177	(4)	(2)%
Amortization of deferred acquisition costs and intangibles	114	125	(11)	(9)%
Total benefits and expenses	1,294	1,394	(100)	(7)%
Loss from continuing operations before income taxes	(77)	(50)	(27)	(54)%
Benefit for income taxes	(18)	(12)	(6)	(50)%
Loss from continuing operations	(59)	(38)	(21)	(55)%
Adjustments to loss from continuing operations:
Net investment (gains) losses	27	12	15	125%
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (1)	1	(19)	20	105%
Taxes on adjustments	(5)	2	(7)	NM⁽²⁾
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(36)	$(43)	$7	16%
______________
(1)For the nine months ended September 30, 2025 and 2024, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(6) million and $(9) million, respectively.
(2)We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the products included in our Life and Annuities segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$(79)	$(96)	$17	18%
Fixed annuities	22	29	(7)	(24)%
Variable annuities	21	24	(3)	(13)%
Total adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(36)	$(43)	$7	16%
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
•The adjusted operating loss in our life insurance products decreased largely due to less unfavorable mortality experience in the current year.
•Adjusted operating income in our fixed annuities decreased primarily from lower spread income driven mostly by block runoff, partially offset by a favorable change in mortality experience in the current year.
Revenues
Premiums. The decrease was driven by our life insurance products largely due to the continued runoff of our in-force blocks.
Net investment income
•Our life insurance products decreased $49 million primarily from lower policy loan rates in our corporate-owned life insurance products in the current year.
•Our fixed annuity products decreased $26 million primarily attributable to lower average invested assets in the current year driven mostly by block runoff.
Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Policy fees and other income. The decrease was primarily driven by our life insurance products principally due to block runoff.
Benefits and expenses
Benefits and other changes in policy reserves. The decrease was primarily driven by our life insurance products largely due to a higher favorable change in reserves related to mortality and persistency experience in the current year.
Liability remeasurement (gains) losses
•The liability remeasurement loss in our life insurance products increased $18 million primarily driven by more unfavorable mortality in the current year.
•The liability remeasurement gain in our fixed annuity products increased $3 million largely from a favorable change in mortality experience in the current year.
Changes in fair value of market risk benefits and associated hedges. The change to a loss in the current year from a gain in the prior year was primarily attributable to unfavorable interest rate impacts in our annuity products in the current year compared to favorable impacts in the prior year, partially offset by lower derivative losses in the current year in our variable annuity products.

Interest credited
•Our life insurance products decreased $53 million primarily driven by lower policy loan rates in our corporate-owned life insurance products in the current year.
•Our fixed annuity products decreased $10 million largely due to block runoff.
Amortization of deferred acquisition costs and intangibles. The decrease was primarily driven by lower DAC amortization in our life insurance products in the current year due to block runoff.
Benefit for income taxes. The effective tax rate was 23.5% and 23.9% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the effective tax rate was primarily attributable to tax benefits from tax favored items in relation to the pre-tax loss in the current year.
Corporate and Other
Results of operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$2	$2	$—	—%
Net investment income	5	4	1	25%
Net investment gains (losses)	8	—	8	NM⁽¹⁾
Total revenues	15	6	9	150%
Benefits and expenses:
Benefits and other changes in policy reserves	(3)	(1)	(2)	(200)%
Acquisition and operating expenses, net of deferrals	30	25	5	20%
Amortization of deferred acquisition costs and intangibles	1	1	—	—%
Interest expense	14	15	(1)	(7)%
Total benefits and expenses	42	40	2	5%
Loss from continuing operations before income taxes	(27)	(34)	7	21%
Benefit for income taxes	(40)	(9)	(31)	NM⁽¹⁾
Income (loss) from continuing operations	13	(25)	38	152%
Adjustments to income (loss) loss from continuing operations:
Net investment (gains) losses	(8)	—	(8)	NM⁽¹⁾
(Gains) losses on early extinguishment of debt	—	(2)	2	100%
Taxes on adjustments (2)	(26)	—	(26)	NM⁽¹⁾
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(21)	$(27)	$6	22%
_____________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)The three months ended September 30, 2025 included a $27 million tax benefit related to a release of a portion of the valuation allowance on certain deferred tax assets.
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss decreased primarily from a $7 million tax benefit related to a release of a portion of the valuation allowance on certain deferred tax assets in the current year.

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
The increase in the benefit for income taxes was primarily related to a $34 million release of a portion of the valuation allowance on certain deferred tax assets in the current year.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Revenues:
Premiums	$7	$8	$(1)	(13)%
Net investment income	14	16	(2)	(13)%
Net investment gains (losses)	(20)	(6)	(14)	NM⁽¹⁾
Total revenues	1	18	(17)	(94)%
Benefits and expenses:
Benefits and other changes in policy reserves	(6)	(7)	1	14%
Acquisition and operating expenses, net of deferrals	78	76	2	3%
Amortization of deferred acquisition costs and intangibles	3	3	—	—%
Interest expense	42	49	(7)	(14)%
Total benefits and expenses	117	121	(4)	(3)%
Loss from continuing operations before income taxes	(116)	(103)	(13)	(13)%
Benefit for income taxes	(55)	(22)	(33)	(150)%
Loss from continuing operations	(61)	(81)	20	25%
Adjustments to loss from continuing operations:
Net investment (gains) losses	20	6	14	NM⁽¹⁾
(Gains) losses on early extinguishment of debt	—	(5)	5	100%
Expenses related to restructuring	(1)	7	(8)	(114)%
Taxes on adjustments (2)	(31)	(2)	(29)	NM⁽¹⁾
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders	$(73)	$(75)	$2	3%
_____________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)The nine months ended September 30, 2025 included a $27 million tax benefit related to a release of a portion of the valuation allowance on certain deferred tax assets.
Adjusted operating loss available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss decreased primarily from a $7 million tax benefit related to a release of a portion of the valuation allowance on certain deferred tax assets and lower interest expense, partially offset by higher expenses related to CareScout growth initiatives in the current year.

Revenues
For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
Acquisition and operating expenses, net of deferrals, increased mainly from higher expenses related to CareScout growth initiatives in the current year, partially offset by restructuring expenses in the prior year that did not recur. The prior year also included gains related to the repurchase of Genworth Holdings’ debt that did not recur.
Interest expense decreased from a lower floating interest rate on Genworth Holdings’ junior subordinated notes in the current year and from the repurchase of Genworth Holdings’ debt in the prior year.
The increase in the benefit for income taxes was primarily related to a $34 million release of a portion of the valuation allowance on certain deferred tax assets in the current year.
Investments and Derivative Instruments
Trends and conditions
Investments
During the three months ended September 30, 2025, our investment portfolio was impacted, and we believe will continue to be impacted, by the following macroeconomic trends:
•The U.S. Federal Reserve decreased interest rates by 25 basis points at its September 2025 meeting while continuing to monitor labor market conditions and inflation, including any impacts from rising tariffs. In its October 2025 meeting, the U.S. Federal Reserve decreased interest rates by an additional 25 basis points.
•During the third quarter of 2025, the U.S. Treasury yield curve steepened as short-term yields decreased more than long-term yields driven by mixed economic data and increased concerns with the federal government’s fiscal deficit.
•During the third quarter of 2025, credit spreads tightened to record levels despite mixed economic indicators, reflecting strong demand from yield-focused investors and a broader shift toward a willingness to take on higher risk. Equity markets mirrored this momentum, achieving all-time highs during the three months ended September 30, 2025.
•As of September 30, 2025, our fixed maturity securities portfolio, which was 97% investment grade, comprised 75% of our total invested assets and cash.
Derivatives
•As of September 30, 2025, $1.0 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”).
•The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of September 30, 2025, we posted initial margin of $84 million to our clearing agents, which represented $42 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings.
•As of September 30, 2025, $13.0 billion notional of our derivatives portfolio was in bilateral over-the-counter derivative transactions pursuant to which we have posted aggregate independent amounts of $594 million and are holding collateral from counterparties in the amount of $21 million.

Investment results
The following tables set forth information about investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended September 30,				Increase (decrease)
	2025		2024		2025 vs. 2024
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.7%	$565	4.6%	$557	0.1%	$8
Fixed maturity securities—non-taxable	19.0%	1	—%	—	19.0%	1
Equity securities	2.3%	3	2.7%	3	(0.4)%	—
Commercial mortgage loans	4.7%	74	4.5%	74	0.2%	—
Policy loans	6.7%	39	6.5%	38	0.2%	1
Limited partnerships (1)	7.3%	62	4.7%	36	2.6%	26
Other invested assets (2)	45.1%	64	45.5%	70	(0.4)%	(6)
Cash, cash equivalents, restricted cash and short-term investments	3.7%	18	4.8%	24	(1.1)%	(6)
Gross investment income before expenses and fees	5.2%	826	5.0%	802	0.2%	24
Expenses and fees	(0.2)%	(27)	(0.1)%	(25)	(0.1)%	(2)
Net investment income	5.0%	$799	4.9%	$777	0.1%	$22
Average invested assets and cash		$63,607		$64,010		$(403)
______________
(1)Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

	Nine months ended September 30,				Increase (decrease)
	2025		2024		2025 vs. 2024
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$1,694	4.6%	$1,682	—%	$12
Fixed maturity securities—non-taxable	5.6%	1	3.8%	1	1.8%	—
Equity securities	2.3%	9	2.5%	8	(0.2)%	1
Commercial mortgage loans	4.6%	219	4.5%	224	0.1%	(5)
Policy loans	6.1%	107	8.9%	152	(2.8)%	(45)
Limited partnerships (1)	5.6%	139	4.1%	92	1.5%	47
Other invested assets (2)	43.3%	187	46.2%	205	(2.9)%	(18)
Cash, cash equivalents, restricted cash and short-term investments	4.0%	59	4.9%	76	(0.9)%	(17)
Gross investment income before expenses and fees	5.1%	2,415	5.1%	2,440	—%	(25)
Expenses and fees	(0.2)%	(75)	(0.2)%	(73)	—%	(2)
Net investment income	4.9%	$2,340	4.9%	$2,367	—%	$(27)
Average invested assets and cash		$63,653		$64,138		$(485)
______________
(1)Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.
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

For the three months ended September 30, 2025, gross annualized weighted-average investment yields increased primarily driven by higher net investment income on lower average invested assets. Net investment income increased for the three months ended September 30, 2025 largely from higher income from limited partnerships. Net investment income for the nine months ended September 30, 2025 decreased as higher income from limited partnerships was more than offset by lower policy loan rates in our corporate-owned life insurance products, lower amortization of cash flow hedges and lower returns on our short-term investments due to a decrease in interest rates in the current year.
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2025	2024	2025	2024
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$3	$7	$14	$35
Realized losses	(13)	(14)	(46)	(83)
Net realized gains (losses) on available-for-sale fixed maturity securities	(10)	(7)	(32)	(48)
Net realized gains (losses) on equity securities sold	—	—	5	—
Total net realized investment gains (losses)	(10)	(7)	(27)	(48)
Net change in allowance for credit losses on available-for-sale fixed maturity securities	(3)	—	(18)	7
Write-down of available-for-sale fixed maturity securities	—	—	(4)	—
Net unrealized gains (losses) on equity securities still held	30	22	48	66
Net unrealized gains (losses) on limited partnerships	66	55	129	46
Commercial mortgage loans	(3)	(8)	(20)	(11)
Derivative instruments	17	10	(13)	3
Other	2	(6)	3	(9)
Net investment gains (losses)	$99	$66	$98	$54
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
•We recorded $11 million and $8 million of higher net unrealized gains on limited partnerships and equity securities, respectively, driven by more favorable private and public equity market performance, respectively, in the current year.
•We had $7 million of higher net investment gains related to derivatives primarily attributable to gains in the current year on foreign currency forward contracts used to mitigate foreign currency exchange risk.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
•We recorded $16 million of lower net realized losses related to the sale of available-for-sale fixed maturity securities in the current year.
•We recorded $83 million of higher net unrealized gains on limited partnerships driven by more favorable private equity market performance in the current year. We also recorded $18 million of lower net unrealized gains on equity securities from less favorable equity market performance in the current year.
•During the current year, we increased the provision for credit losses for commercial mortgage loans by $20 million primarily as a result of updates to the analytical model used to determine the adequacy of the allowance for credit losses. We also increased the allowance for credit losses on available-for-sale fixed maturity securities by $18 million in the current year compared to a decrease of $7 million in the prior year related to sales of securities.

•We had $13 million of net investment losses related to derivatives in the current year compared to $3 million of net investment gains in the prior year primarily attributable to losses in the current year on foreign currency forward contracts used to mitigate foreign currency exchange risk.
Investment portfolio
The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	September 30, 2025		December 31, 2024
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Available-for-sale fixed maturity securities:
Public	$31,605	51%	$30,650	51%
Private	14,505	24	14,252	24
Equity securities	546	1	515	1
Commercial mortgage loans, net	6,315	10	6,411	11
Policy loans	2,311	4	2,310	4
Limited partnerships	3,473	6	3,142	5
Other invested assets	658	1	648	1
Cash, cash equivalents and restricted cash	2,036	3	2,048	3
Total cash, cash equivalents and invested assets	$61,449	100%	$59,976	100%
For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for these line items under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.
We hold fixed maturity and equity securities, limited partnerships, derivatives, embedded derivatives and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of September 30, 2025, approximately 6% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.
Other invested assets
The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	September 30, 2025		December 31, 2024
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Bank loan investments	$521	79%	$535	82%
Derivatives	52	8	56	9
Short-term investments	26	4	4	1
Other investments	59	9	53	8
Total other invested assets	$658	100%	$648	100%
Short-term investments increased from net purchases in the current year. Bank loan investments decreased from principal repayments, partially offset by funding of additional investments.

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

(Notional in millions)	Measurement	December 31, 2024	Additions	Maturities/ terminations	September 30, 2025
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,757	$—	$(542)	$8,215
Foreign currency swaps	Notional	144	12	—	156
Forward bond purchase commitments	Notional	2,639	425	—	3,064
Total cash flow hedges		11,540	437	(542)	11,435
Total derivatives designated as hedges		11,540	437	(542)	11,435
Derivatives not designated as hedges
Equity index options	Notional	604	355	(426)	533
Financial futures	Notional	1,102	3,192	(3,316)	978
Forward bond purchase commitments	Notional	500	—	—	500
Foreign currency forward contracts	Notional	—	521	—	521
Total derivatives not designated as hedges		2,206	4,068	(3,742)	2,532
Total derivatives		$13,746	$4,505	$(4,284)	$13,967

(Number of policies)	Measurement	December 31, 2024	Additions	Maturities/ terminations	September 30, 2025
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	4,867	—	(526)	4,341
Indexed universal life embedded derivatives	Policies	717	—	(23)	694
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
Consolidated Balance Sheets
Total assets. Total assets increased $1,615 million from $86,871 million as of December 31, 2024 to $88,486 million as of September 30, 2025.
•Invested assets increased $1,485 million primarily attributable to increases of $1,208 million in fixed maturity securities and $331 million in limited partnerships, partially offset by a decrease of $96 million in commercial mortgage loans. The increase in fixed maturity securities was predominantly related to lower interest rates, increasing the fair value of our fixed maturity investment portfolio, partially offset by net sales and maturities in the current year. Limited partnerships increased largely from capital calls in the current year. Commercial mortgage loans decreased mostly due to payments outpacing originations.
•Deferred acquisition costs decreased $147 million largely driven by amortization in our life and long-term care insurance products in the current year.

•Reinsurance recoverable increased $257 million primarily due to a decrease in the single-A interest rate used to discount the reinsurance recoverable and the impact of actual variances from expected experience related to lower terminations in our long-term care insurance business, partially offset by the runoff of certain ceded products in the current year.
Total liabilities. Total liabilities increased $1,225 million from $77,440 million as of December 31, 2024 to $78,665 million as of September 30, 2025.
•The liability for future policy benefits increased $1,754 million primarily from a decrease in the single-A interest rate used to discount the liability for future policy benefits. Our long-term care insurance reserves also increased largely driven by aging of the in-force block, including higher interest accretion, and unfavorable actual variances from expected experience, partially offset by benefit payments outpacing premiums collected in the current year. These increases were partially offset by the runoff of our fixed annuity and life insurance products.
•Policyholder account balances decreased $555 million largely driven by benefit payments, surrenders and withdrawals in our fixed annuity and universal and term universal life insurance products in the current year.
Total equity. Total equity increased $390 million from $9,431 million as of December 31, 2024 to $9,821 million as of September 30, 2025.
•We reported net income available to Genworth Financial, Inc.’s common stockholders of $221 million for the nine months ended September 30, 2025.
•Unrealized gains (losses) on investments increased total equity by $1,251 million primarily due to a decrease in interest rates in the current year.
•Derivatives qualifying as hedges decreased total equity by $139 million largely due to amortization of forward starting swap gains into net investment income in the current year.
•The change in the discount rate used to measure future policy benefits and related reinsurance recoverables decreased total equity by $880 million largely attributable to a decrease in the single-A interest rate in the current year.
•Treasury stock increased $153 million due to the repurchase of Genworth Financial’s common stock, at cost, including excise taxes and other associated costs, resulting in a decrease to total equity in the current year.
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

The following table sets forth our unaudited condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2025	2024
Net cash from (used by) operating activities	$127	$61
Net cash from (used by) investing activities	468	641
Net cash from (used by) financing activities	(607)	(860)
Net increase (decrease) in cash and cash equivalents	$(12)	$(158)
We had higher net cash inflows from operating activities in the current year primarily driven by lower benefit payments in our long-term care insurance business resulting from lower settlement payments, as the implementation of the third legal settlement was materially completed in the fourth quarter of 2024.
Net cash inflows from investing activities were lower in the current year mainly due to an increase in commercial mortgage loan originations.
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
Enact Holdings’ capital allocation strategy includes supporting its existing policyholders, growing its mortgage insurance business, funding attractive new business opportunities and returning capital to its shareholders. On May 1, 2024, Enact Holdings announced the approval by its board of directors of a share repurchase program under which Enact Holdings could repurchase up to $250 million of its common stock. Enact Holdings completed the repurchase of shares under this authorization in the second quarter of 2025. On April 30, 2025, Enact Holdings announced the authorization of a new share repurchase program that allows for the repurchase of up to an additional $350 million of its common stock. Genworth Holdings entered into an agreement with Enact Holdings to participate in the share repurchase program in order to maintain its current ownership interest in Enact Holdings. In addition to its share repurchase program, Enact Holdings pays a quarterly dividend. As the majority shareholder, Genworth Holdings received $280 million of capital returns from Enact Holdings during the nine months ended September 30, 2025, comprised of share repurchases and quarterly dividends. Enact Holdings expects the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including Enact Holdings’ stock price, capital availability, business and market conditions, regulatory requirements and debt covenant restrictions, among other factors. Future dividend payments will be subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial and will also be dependent on a variety of economic, market and business conditions, among other considerations.
On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under Genworth Financial’s existing share repurchase program that began in May 2022. Pursuant to the program, during the nine months ended September 30, 2025, Genworth Financial repurchased 19,815,615 shares of its common stock at an average price of $7.62 per share for a total of $151 million before excise taxes and other costs. On September 18, 2025, Genworth Financial announced that its Board of Directors had authorized a new share repurchase program under which Genworth Financial may purchase up to $350 million of its outstanding common stock. Under the new program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
In October 2025, Genworth Financial repurchased 3,302,403 shares of its common stock through a Rule 10b5-1 trading plan at an average price of $8.76 per share, finalizing the repurchases under the July 2023 authorization and leaving approximately $325 million available for repurchase under the new program as of October 31, 2025. Future share repurchases will be funded from holding company capital, as well as future cash flow generation, including expected future capital returns from Enact Holdings.
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
Genworth Holdings had $254 million and $294 million of unrestricted cash and cash equivalents as of September 30, 2025 and December 31, 2024, respectively. The decrease was principally driven by repurchases of Genworth Financial’s common stock, capital contributions to CareScout and interest payments on Genworth Holdings’ debt, partially offset by capital returns from Enact Holdings. The $254 million of Genworth Holdings’ cash and cash equivalents included approximately $145 million of cash held for future obligations, including advance cash payments from our subsidiaries. We do not consider this cash held for future obligations when evaluating holding company liquidity for the purposes of allocating capital or computing our cash position relative to the cash management target discussed below. We believe Genworth Holdings’ unrestricted cash and cash equivalents provide sufficient liquidity to meet its financial obligations over the next twelve months as well as in the longer term. We expect Genworth Holdings’ liquidity to continue to be impacted by the amounts and timing of Genworth Financial’s share repurchases as well as future dividends and other forms of capital returns from Enact Holdings. In addition, we anticipate lower intercompany cash tax payments to be retained by Genworth Holdings from its subsidiaries going forward.
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
On September 30, 2025, Enact Holdings entered into a five-year unsecured revolving credit facility with a syndicate of lenders in the initial aggregate principal amount of $435 million, which replaces the 2022 Credit Facility. Any borrowings under the 2025 Credit Facility will accrue interest at a floating rate tied to a standard short-term borrowing index selected at Enact Holdings’ option, plus an applicable margin, pursuant to the terms of the credit agreement. The applicable margin is based on Enact Holdings’ ratings established by certain debt rating agencies for its outstanding debt.

Enact Holdings may use any future borrowings under the 2025 Credit Facility for working capital needs and general corporate purposes, including the execution of dividends to its shareholders and capital contributions to its insurance subsidiaries. The 2025 Credit Facility includes customary representations, warranties, covenants, terms and conditions. As of September 30, 2025, Enact Holdings was in compliance with all covenants and the 2025 Credit Facility remained undrawn.
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
Given the challenging macroeconomic environment in 2024 and into the first three quarters of 2025, employee costs have increased driven in part by wage inflation, the competitive labor market and low labor participation. Additionally, in our long-term care insurance business, we have observed an increase in the cost of care due in part to elevated inflation. These inflationary pressures have not had a significant impact on our liquidity to date; however, if these conditions persist, they could have a material adverse impact on our liquidity, results of operations and financial condition.
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
Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are typically matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are typically matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of September 30, 2025, our total cash, cash equivalents and invested assets were $61.4 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, bank loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 44% of the carrying value of our total cash, cash equivalents and invested assets as of September 30, 2025.
Off-balance sheet commitments, guarantees and contractual obligations
As of September 30, 2025, we were committed to fund $1,817 million in limited partnership investments, $379 million in private placement investments, $134 million of bank loan investments and $19 million in commercial mortgage loan investments.

As previously disclosed, in connection with pending litigation between AXA and Santander related to the payment protection insurance (“PPI”) mis-selling losses, Genworth has certain rights to share in any recoveries by AXA to recoup payments it previously made to AXA for the underlying PPI mis-selling losses. Genworth is not a named party in the litigation with Santander, and, therefore, does not ultimately control the litigation. In order to better align the interests of AXA and Genworth in the litigation, in March 2025, Genworth agreed to provide AXA a guarantee for the recovery of certain of AXA’s PPI mis-selling losses not previously reimbursed by Genworth, regardless of the ultimate outcome of the litigation. The guarantee was provided through a stand-by letter of credit (“LC”) issued by a third-party financial institution for the benefit of AXA and a reimbursement agreement between Genworth and the third-party financial institution. Genworth could be required to pay an amount under the guarantee, through the reimbursement agreement, up to £80 million. Whether AXA may draw upon the LC is subject to the amount of any settlement between AXA and Santander, or certain milestones in the court proceedings. On July 25, 2025, the U.K. High Court issued a liability judgment in favor of AXA in the legal proceedings against Santander. The judgment finds Santander liable for AXA’s losses resulting from Santander’s mis-selling. The judge awarded AXA damages, interest and costs of approximately £680 million ($911 million based on then current exchange rates). Santander subsequently applied for permission to appeal, and the U.K. Court of Appeal granted that request on October 21, 2025. The case will now proceed to a determination by the U.K. Court of Appeal. Under prior agreements between Genworth and AXA, Genworth is entitled to share in funds that AXA recovers from third parties related to the mis-selling losses. If the appeal is resolved in favor of AXA, Genworth could be entitled to recover approximately $750 million, depending upon the applicable exchange rate at that time. As of September 30, 2025, we have not recorded any amounts related to the guarantee or loss recoveries in connection with the liability judgment. In November 2025, AXA initiated the process to cancel the LC. Loss recoveries have not been factored into our capital allocation plans, including the sizing of the new share repurchase authorization discussed above. We would expect to deploy any loss recoveries in line with our stated capital allocation priorities, which are investing in growth through CareScout, returning cash to shareholders through our share repurchase program and opportunistically paying down debt.
Except as disclosed above, as of September 30, 2025, there have been no material additions or changes to guarantees provided by Genworth Financial and Genworth Holdings or to our contractual obligations as compared to the amounts disclosed within our 2024 Annual Report on Form 10-K filed on February 28, 2025.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2025
During the three months ended September 30, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See note 16 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.
Item 1A. Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2024 Annual Report on Form 10-K, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Common Stock
The following table sets forth information regarding Genworth Financial’s share repurchases during the three months ended September 30, 2025:

(Dollar amounts in millions, except per share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar amount of shares that may yet be purchased under the program (1)
July 1, 2025 through July 31, 2025	1,266,726	$7.89	1,266,726	$70
August 1, 2025 through August 31, 2025	3,829,071	$8.33	3,829,071	$38
September 1, 2025 through September 30, 2025	3,921,884	$8.71	3,921,884	$354
Total	9,017,681		9,017,681
______________
(1)On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial could repurchase up to $350 million of its outstanding common stock. On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under this existing program. On September 18, 2025, Genworth Financial announced that its Board of Directors had authorized a new share repurchase program under which Genworth Financial may purchase up to $350 million of its outstanding common stock. Under the new program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time. Genworth Financial completed the repurchase of shares under the July 2023 authorization in October 2025. For additional information on the share repurchase programs, including certain repurchases made subsequent to periods provided in the chart above, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Item 5.    Other Information
During the three months ended September 30, 2025, no directors or officers of Genworth adopted or terminated any contract, instruction or written plan for the purchase or sale of Genworth’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” as defined under the securities laws.

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
Date: November 6, 2025

	By:	/s/ Darren W. Woodell
Darren W. Woodell Vice President and Controller (Principal Accounting Officer)