Form 10-K
period 2025-12-31
GENWORTH FINANCIAL INC
filed 2026-02-27
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common equity (based on the closing price of the Common Stock on the New York Stock Exchange) held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.1 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of February 24, 2026, 387,611,047 shares of Common Stock, par value $0.001 per share were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2026 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-looking Statements
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” “may” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to potential dividends or share repurchases; future return of capital by Enact Holdings, Inc. (“Enact Holdings”), including share repurchases, and quarterly and special dividends; the cumulative economic benefit of approved and future rate increases and benefit reductions included in our multi-year in-force rate action plan and other reduced benefit options associated with the long-term care insurance products in our Closed Block segment; planned investments in and our outlook for new lines of business or new insurance and other products and services, such as those we are pursuing with our CareScout business (“CareScout”), including through our CareScout services business (“CareScout Services”) and our CareScout insurance business (“CareScout Insurance”); the expected benefits and/or synergies of the Seniorly, Inc. (“Seniorly”) acquisition; future financial performance, including the expectation that quarterly adverse variances between actual and expected experience could persist resulting in future remeasurement losses in our long-term care insurance products in our Closed Block segment; the resolution of the appeal or any potential litigation recovery amounts in connection with the AXA S.A. (“AXA”) and Santander Cards UK Limited (“Santander”) litigation, and Genworth’s planned use of proceeds from any recovery in connection with the litigation, including share repurchases, debt repurchases and investments in new businesses; future financial condition and liquidity of our businesses; and statements we make regarding the outlook of the U.S. economy.
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

PART I
In this Annual Report on Form 10-K, unless the context otherwise requires, “Genworth,” the “Company,” “we,” “us” and “our” refer to Genworth Financial, Inc. on a consolidated basis. References to “Genworth Financial” refer solely to Genworth Financial, Inc., and not to any of its consolidated subsidiaries. Certain prior period balance sheet amounts included herein have been revised to ensure comparability across periods. See note 2 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.
Item 1. Business
Overview
Genworth Financial offers mortgage insurance products through its principal mortgage insurance subsidiaries. Genworth Financial also has start-up businesses whereby it offers fee-based services, advice, consulting and other aging-care services through CareScout Services and long-term care insurance products through CareScout Insurance.
In October 2025, Genworth Financial began selling an individual long-term care insurance product through its CareScout Insurance subsidiary, CareScout Insurance Company, and ceased sales of long-term care insurance products through Genworth Life Insurance Company (“GLIC”). GLIC and its subsidiaries, which are wholly-owned subsidiaries of Genworth Financial and are referred to together as “Closed Block” or our “legacy insurance subsidiaries,” no longer offer or sell long-term care insurance, life insurance or annuity products. However, our legacy insurance subsidiaries will continue to service and manage their in-force blocks of business and may still issue a limited number of certificates under existing group long-term care insurance policies.
In connection with the cessation of sales through GLIC, beginning in the fourth quarter of 2025, we changed our reportable segments to better align with how we currently manage our business. Under the new reporting structure, we operate our business through the following two reportable segments: Enact, comprised primarily of private mortgage insurance products, and Closed Block, comprised of long-term care insurance, life insurance and annuity products that were previously sold through our legacy insurance companies. In addition to our two reportable segments, we disclose other business activities and operating results in Corporate and Other, including our start-up businesses, CareScout Services and CareScout Insurance. We believe the change helps to enhance understanding of business performance and better aligns with our strategic priorities, including to maintain self-sustaining legacy insurance subsidiaries, which are managed on a standalone basis, as further described below. All prior period financial information has been recast to reflect the reorganized segment reporting structure.
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
Strategic Priorities
Create value
We continue to create shareholder value through Enact’s growing market value and capital returns. Enact Holdings provided $407 million of capital returns to Genworth Holdings, Inc. (“Genworth Holdings”), our wholly-owned subsidiary, in 2025. We believe capital returns from Enact will continue to benefit our shareholders by funding our strategic initiatives, including new CareScout products and services, as well as share repurchases and opportunistic debt reduction. In September 2025, Genworth Financial announced that its Board of Directors had authorized a new share repurchase program under which Genworth Financial may purchase up to $350 million of its outstanding common stock. Since the initial authorization of Genworth Financial’s share repurchase program in May 2022 and through February 20, 2026, we have repurchased $828 million worth of shares of Genworth Financial’s common stock. For additional information on our share repurchase program, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Drive growth
We continue to drive future growth through CareScout with innovative, consumer-focused aging care services and funding solutions.
CareScout Services
CareScout Services made significant progress during 2025, expanding its network of care providers (“CareScout Quality Network”) to approximately 790 home care providers with more than 1,000 locations nationwide, and continued to see growth in the number of CareScout members who received first-time services from the network. Each CareScout Quality Network provider must meet CareScout Services’ rigorous credentialing standards.
In October 2025, we acquired Seniorly, a leading platform with a large network of senior living communities that helps families with care planning and placement. The acquisition of Seniorly will expand the CareScout Quality Network to include assisted living communities and is expected to accelerate our expansion into the direct-to-consumer market, allowing us to connect consumers to the full range of CareScout Services offerings. Credentialing of Seniorly’s major national senior living providers is underway and is expected to be complete by the end of 2026.
In addition to expanding the network, we are scaling other fee-based service offerings that we anticipate will generate a growing stream of recurring revenue, including our assessments service and our new Care Plans service, which launched in the second quarter of 2025. Our Care Plans offer a virtual or in-person care evaluation conducted by a licensed nurse and include a tailored aging-care strategy and a variety of local resources available to assist consumers.
Excluding the payment to acquire Seniorly, we contributed approximately $50 million to CareScout Services in 2025. The capital was used to scale our technology-enabled platform, along with marketing and brand awareness, as we seek to position the business for sustainable long-term growth. In 2026, we expect to continue to expand both the range of services offered by CareScout Services and the number of customers we serve. As the CareScout Quality Network continues to expand and brand awareness grows, we anticipate increased traction with consumers. In addition to the benefits to consumers, the discounts available through the network are expected to further mitigate risk in our long-term care insurance products in Closed Block by reducing claims costs over time.
CareScout Insurance
We continue to advance our strategy to roll out innovative solutions to meet the growing demand for aging-care funding through CareScout Insurance. In October 2025, CareScout Insurance launched a new individual long-term care insurance product, Care Assurance, with the product live in 40 states as of February 20, 2026, and additional approvals pending. Care Assurance features customizable levels of coverage, inflation protection and individualized policyholder experiences. It also includes access to the CareScout Quality Network, along with an array of wellness support tools and care planning services. This product has been developed with conservative pricing assumptions designed to help mitigate the need for future premium rate increases. We are actively engaging with partners to broaden our distribution channels and plan to launch worksite and association group offerings later in 2026. While we expect adoption to build gradually, we believe this product creates significant value for both our customers and distribution partners.
We contributed $85 million to our CareScout Insurance subsidiary in 2025 to meet its regulatory capital requirements. Though actual funding may vary based on business performance and other developments, we anticipate smaller capital investments will be allocated to this business over the next few years.
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
Maintain self-sustainability
We continue to actively manage our self-sustaining, customer-centric legacy insurance subsidiaries, comprising long-term care insurance, life insurance and annuity products included in our Closed Block segment. Our long-term care insurance multi-year in-force rate action plan continues to be our most effective tool in supporting this strategic priority. We achieved an estimated cumulative economic benefit of approximately $34.5 billion, on a net present value basis, of approved rate increases and benefit reductions from 2012 through 2025. As we manage our legacy insurance subsidiaries on a standalone basis, these entities will continue to rely on their statutory capital, significant reserves, prudent management of the in-force blocks and other management actions, including our long-term care insurance in-force rate actions, to satisfy policyholder obligations. For additional information regarding our in-force rate actions, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment—Closed Block segment” within “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Enact operates the majority of its business through its primary mortgage insurance subsidiary, Enact Mortgage Insurance Corporation (“EMICO”), which is an approved insurer by the GSEs. Enact also offers mortgage and credit-related insurance and reinsurance through its other subsidiaries. Enact Re Ltd. (“Enact Re”), Enact’s wholly-owned Bermuda-based subsidiary, also reinsures EMICO’s new and existing insurance in-force under quota share reinsurance agreements.
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
Customers who purchase primary mortgage insurance select a specific coverage level for each insured loan. To be eligible for purchase by a GSE, a low down payment mortgage must comply with the coverage percentages established by that particular GSE. For loans not sold to the GSEs, the customer determines its desired coverage percentage. Generally, Enact’s risk across all policies written is approximately 25% of the underlying primary insurance in-force, but may vary from policy to policy, typically between 6% and 35% coverage. The loan amount and coverage percentage determine Enact’s risk in-force on each insured loan.
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
FICO developed the FICO credit scoring model to calculate a score based upon a borrower’s credit history. Enact uses the FICO credit score as one indicator of a borrower’s credit quality. Typically, a borrower with a higher credit score has a lower likelihood of defaulting on a loan. FICO credit scores range up to 850, with a score of 620 or more generally viewed as a “prime” loan and a score below 620 generally viewed as a “sub-prime” loan. Generally, “A minus” loans are loans where the borrowers have FICO credit scores between 575 and 660 and have a blemished credit history. The weighted average FICO score of Enact’s primary insurance in-force was 746 as of December 31, 2025.
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
Loss mitigation
Enact’s loss mitigation and claims department is led by seasoned personnel who are supported by default tracking and claims processing capabilities within their integrated platform. Enact’s loss mitigation staff is also actively engaged with the GSEs and servicers regarding appropriate servicing and loss mitigation practices. Enact has granted loss mitigation delegation to the GSEs and servicers, whereby they perform certain loss mitigation efforts on Enact’s behalf. Moreover, the Consumer Financial Protection Bureau’s (“CFPB”) mortgage servicing rule obligates servicers to engage in early intervention and loss mitigation efforts with a borrower prior to foreclosure. These efforts have traditionally involved loan modifications intended to enable qualified borrowers to make restructured loan payments or sell the property, thereby potentially reducing claim amounts. Borrower forbearance plans allow deferred or reduced payments for borrowers experiencing financial hardship under certain circumstances. At the conclusion of the forbearance term, a borrower may either bring the loan current, defer any missed payments until the end of the loan, pay missed payments through a repayment plan or have one or more terms of the original note modified via a loan modification. Enact’s goal is to keep borrowers in their homes. If a loan becomes delinquent, Enact works closely with the customer, investor and servicer to attempt to cure the delinquency and allow the homeowner to retain ownership of the property.

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
When claim notices are received, Enact reviews the loan and servicing files to determine the appropriateness of a claim amount. Failure to deliver the required documentation or Enact’s review of such documentation may result in a rescission, cancellation or claim denial. Enact’s insurance policies allow for the reduction or denial of a claim if the servicer does not materially comply with its obligations under Enact’s policies, including the requirement to pursue reasonable loss mitigation actions. Enact also periodically receives claim notices that request coverage for costs and expenses associated with items not covered under its policies, such as losses resulting from property damage to a covered home. Enact actively reviews claim notices in an effort to ensure it pays only for covered expenses. A reduction in the claim amount paid relative to the amount requested in the claim notice is deemed to be a curtailment.
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
For the year ended December 31, 2025, Enact’s largest customer accounted for 22% of its new insurance written and 12% of its total revenues. No other customer accounted for 10% or more of total revenues or new insurance written for the year ended December 31, 2025. Enact’s largest five lender customers generated 33% of its new insurance written in 2025. For information on the potential impacts due to customer concentration, see “Item 1A—Risk Factors—Changes in the composition of Enact Holdings’ business or undue concentration by customer or geographic region could cause a significant loss of business or adverse performance of a small segment of its portfolio.”
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
Closed Block Segment
We service a variety of protection and retirement income products that were previously sold through our legacy insurance subsidiaries. Our primary protection products include long-term care and life insurance. Long-term care insurance products are intended to protect against the significant and escalating costs of long-term care services provided in the insured’s home or assisted living or nursing facilities. Our life insurance products include traditional and non-traditional life insurance (term, universal and term universal life insurance as well as corporate-owned life insurance and funding agreements). Our retirement income products include fixed and variable annuities.
On October 1, 2025, we ceased sales of long-term care insurance products through GLIC. We have not actively sold our life insurance and fixed annuity products since 2016 and our variable annuity products since 2011. These long-term care insurance, life insurance and annuity products that were previously sold through our legacy insurance subsidiaries comprise our Closed Block segment. Our legacy insurance subsidiaries continue to service their existing in-force blocks of business.
As part of our strategy for the long-term care insurance products included in our Closed Block segment, and in connection with our strategic priority to maintain self-sustaining, customer-centric legacy insurance subsidiaries, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions in order to reduce the strain on the segment’s earnings and capital. For certain risks related to our long-term care insurance products and in-force rate actions, see “Item 1A—Risk Factors—The inability to execute in-force management actions (including obtaining in-force rate actions) on our long-term care insurance products in Closed Block could have a material adverse impact on our business, including our results of operations and financial condition.”
See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Closed Block segment” for selected operating performance measures related to our long-term care insurance in-force rate actions.
Corporate and Other
Corporate and Other includes debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, and eliminations of inter-segment transactions. Corporate and Other also includes the results of other businesses that are not individually reportable, such as CareScout Services, CareScout Insurance and certain international businesses. See “—Business—Strategic Priorities” for additional details on our CareScout growth initiatives.
Risk Management
Risk management is a critical part of all of our businesses. We have an enterprise risk management framework that includes risk management processes relating to strategic priorities and risks (including emerging risks); product development and pricing; management of in-force business (including certain mitigating strategies and claims risk management); credit risk management; asset-liability management; liquidity management; investment activities (including derivatives); model risk management; portfolio diversification; underwriting and loss mitigation; technology, data and cybersecurity, and artificial intelligence risks; business acquisitions and dispositions; operational risk assessment capabilities; and overall operational risk management. For additional information regarding cybersecurity risk management, see “Item 1C—Cybersecurity.”
We have identified the following as the most significant risk types to our business: credit risk, market risk, insurance risk, housing risk, operational risk, model risk, and technology, data and cybersecurity, and artificial intelligence risk. In addition, we have processes in place to identify, understand and manage emerging risks, with the goal of mitigating adverse impacts to our business and to enhance decision making. We regularly report both our top and selected emerging risks to senior management and the risk committee of Genworth Financial’s Board of Directors. Our risk management framework includes seven key components: risk type key attributes; risk exposures; business strategy and planning; governance; risk assessment (both qualitative and quantitative); risk appetite and limits; and stress testing. Our risk management framework also includes the ongoing management, monitoring and reporting of material risks.
Our Closed Block business continues to pursue significant premium rate increases and associated benefit reductions on its long-term care insurance in-force. In support of this initiative, we have developed processes that include experience studies to analyze emerging experience, reviews of in-force product performance, an assumption review process, and comprehensive monitoring and reporting. In connection with these processes, our risk management team works closely with our Closed Block business to ensure proper governance and to better align the development of assumptions with the identified risks.
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
Operations and Technology
Service and support
Enact Holdings and its U.S. mortgage insurance subsidiaries have introduced technology enabled services to help their customers (lenders and servicers) as well as consumers (borrowers and homeowners). Enact Holdings relies heavily upon technology, and a number of critical aspects are highly automated. Our legacy insurance subsidiaries and CareScout Insurance Company also rely heavily upon technology to support and improve their overall operations. Our insurance subsidiaries accept insurance applications, issue approvals, process claims and reconcile premium remittance through electronic submissions. For Enact Holdings, in order to facilitate these processes, direct connections have been established with many of its customers’ and servicers’ systems to enable the selection of its mortgage insurance products and to allow for direct communication. Our insurance subsidiaries also provide their customers secure access to their web-based portals to facilitate transactions and provide customers with access to their account information. Our insurance subsidiaries regularly upgrade and enhance their systems and technology in an effort to achieve their goals of expanding their capabilities, improve productivity and enhance the customer experience. In addition, we are investing in and exploring the use of artificial intelligence with an initial focus on enabling better productivity and efficiency for all of our employees, as well as improving the speed and effectiveness of our operations and in serving our customers.
Operating centers
We have established scalable, efficient operating centers for our legacy insurance subsidiaries and CareScout Insurance Company in Virginia and for Enact Holdings in North Carolina. In addition, through an arrangement with an outsourcing provider, we have a team of professionals in India and the Philippines who provide a variety of services primarily to our legacy insurance subsidiaries and certain corporate functions, including data entry, transaction processing and functional support.
In June 2022, we outsourced operational servicing of our life insurance and fixed annuity blocks to a third-party servicer. In connection with the outsourcing, we are converting certain administrative systems to those used by the third-party servicer over the next few years. In 2024, we completed the first phase of the conversion for our term and whole life insurance products. There was no impact to the servicing of our long-term care insurance products because they were not a part of the third-party outsourcing agreement.
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
We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess of loss or quota share basis. Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. Our amounts recoverable from reinsurers represent receivables from and/or reserves ceded to reinsurers. The amounts recoverable from reinsurers, net of allowance for credit losses, were $17.8 billion and $17.6 billion as of December 31, 2025 and 2024, respectively.
We focus on obtaining reinsurance from a diverse group of highly rated reinsurers. We regularly evaluate the financial condition of our reinsurers and monitor concentration risk with our reinsurers at least annually.
Closed Block
Our legacy insurance subsidiaries have established standards and criteria for our use and selection of reinsurers. In order for a new reinsurer to participate in our current program, without collateralization, we require the reinsurer to have a S&P Global Rating (“S&P”) rating of “A-” or better or a Moody’s Investors Service, Inc. (“Moody’s”) rating of “A3” or better and a minimum capital and surplus level of $350 million. If the reinsurer does not have these ratings, our legacy insurance subsidiaries generally require it to post collateral as described below. In addition, our legacy insurance subsidiaries may require collateral from a reinsurer to mitigate credit/collectability risk. Typically, in such cases, the reinsurer must either maintain minimum specified ratings and risk-based capital (“RBC”) ratios or provide the specified quality and quantity of collateral. Similarly, our legacy insurance subsidiaries have also required collateral in connection with books of business sold pursuant to indemnity reinsurance agreements.

Reinsurers that are not licensed, accredited or authorized in the state of domicile of the reinsured (“ceding company”) are required to post statutorily prescribed forms of collateral for the ceding company to receive reinsurance credit. The three primary forms of collateral are: (i) qualifying assets held in a reserve credit trust; (ii) irrevocable, unconditional, evergreen letters of credit issued by a qualified U.S. financial institution; and (iii) assets held by the ceding company in a segregated funds withheld account. Collateral must be maintained in accordance with the rules of the ceding company’s state of domicile and must be readily accessible by the ceding company to cover claims under the reinsurance agreement. Accordingly, our legacy insurance subsidiaries require unauthorized reinsurers that are not so licensed, accredited or authorized to post acceptable forms of collateral to support their reinsurance obligations.
The following table sets forth our exposure, represented by the amount of reinsurance recoverable measured at the locked-in discount rate owed by the principal reinsurers to our legacy insurance subsidiaries as of December 31, 2025:

(Amounts in millions)	Reinsurance recoverable
UFLIC (1)	$12,592
RGA Reinsurance Company	2,629
General Reinsurance Corporation	711
Riversource Life Insurance Company	306
SCOR Global Life USA Reinsurance Company	275
______________________
(1)We have several significant reinsurance transactions with Union Fidelity Life Insurance Company (“UFLIC”), an affiliate of General Electric Company, which now operates as GE Aerospace (“GE”), which results in a significant concentration of reinsurance risk. UFLIC’s obligations to us are secured by trust accounts. See note 7 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional details.
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
As of February 24, 2026, EMICO was rated in terms of financial strength as follows:

Rating Agency	Rating	Rating categories
S&P	A- (7th highest of 21)	AAA to D
Moody’s	A2 (6th highest of 21)	Aaa to C
Fitch Ratings, Inc. (“Fitch”)	A (6th highest of 21)	AAA to C
A.M. Best	A- (4th highest of 13)	A++ to D
As of February 24, 2026, our principal legacy insurance subsidiaries were rated in terms of financial strength by A.M. Best as follows:

Company	A.M. Best rating
Genworth Life Insurance Company	C++ (9th highest of 13)
Genworth Life and Annuity Insurance Company (“GLAIC”)	B- (8th highest of 13)
Genworth Life Insurance Company of New York (“GLICNY”)	C++ (9th highest of 13)
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
As of February 24, 2026, the issuer credit ratings of Genworth Financial and Genworth Holdings were as follows:

Company	S&P rating	Moody’s rating(1)	A.M. Best rating
Genworth Financial	BB- (13th highest of 21)	N/A	bb- (13th highest of 21)
Genworth Holdings	BB- (13th highest of 21)	Baa3 (10th highest of 21)	bb- (13th highest of 21)
______________________
(1)Moody’s credit rating assigned to Genworth Holdings’ senior unsecured debt.
Ratings actions
•On January 15, 2026, S&P revised the outlook to positive from stable and affirmed the financial strength rating of “A-” of EMICO.
•On September 18, 2025, A.M. Best revised the outlook to positive from stable and affirmed the financial strength rating of “A-” of EMICO.

•On September 17, 2025, A.M. Best revised the outlook to positive from stable and affirmed the financial strength rating of “C++” of GLIC and GLICNY. A.M. Best also affirmed the financial strength rating of “B-” of GLAIC and the credit rating of “bb-” of Genworth Financial and Genworth Holdings with an outlook of stable.
•On August 6, 2025, Moody’s upgraded the credit rating of Genworth Holdings’ senior unsecured debt to “Baa3” from “Ba1” and upgraded the financial strength rating of EMICO to “A2” from “A3,” both with an outlook of stable.
•On January 17, 2025, Fitch upgraded the financial strength rating of EMICO to “A” from “A-” with an outlook of stable.
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
Investments
Under the direction of our Chief Investment Officer, our investments department is responsible for managing the assets in our various portfolios, including establishing investment and derivatives policies and strategies, reviewing asset-liability management, performing asset allocations and setting risk limits. We manage our assets to meet diversification, credit quality, yield and liquidity requirements of our policy and contract liabilities by investing primarily in fixed maturity securities, including government, municipal and corporate bonds and mortgage-backed and other asset-backed securities. We also hold commercial mortgage loans, limited partnerships, equity securities and other invested assets, which include derivatives, bank loans, corporate-owned life insurance and short-term investments. Investments for our insurance subsidiaries are required to comply with our risk management requirements, as well as applicable insurance laws and regulations. Investment strategies, policy and risk management are closely monitored by Genworth Financial’s management investment committee and the risk committee of Genworth Financial’s Board of Directors.
Our primary investment objective is to meet our obligations to policyholders and contractholders while increasing value to our stockholders by investing in a diversified, high-quality portfolio, comprised primarily of income producing securities and other assets. Our investment strategy focuses on:
•managing interest rate risk, as appropriate, through monitoring asset durations relative to policyholder and contractholder obligations;
•selecting assets based on fundamental, research-driven strategies;
•emphasizing fixed-income, low-volatility assets while pursuing active strategies to enhance yield;
•maintaining sufficient liquidity to meet financial obligations;
•regularly evaluating our asset class mix and pursuing additional investment classes when prudent; and
•continuously monitoring asset quality and market conditions that could affect our assets.
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
Insurance holding company regulation
Our principal U.S. insurance subsidiaries are domiciled in Delaware, New York, North Carolina and Virginia and are required to register as members of an insurance holding company system under their domiciliary state’s insurance holding company act (except for our captive insurers). They are also required to submit annual reports to the state insurance regulatory authority identifying the members of the insurance holding company system and describing certain transactions between the insurer and any member of its insurance group that may materially affect the operations, management or financial condition of the insurers within the system. All transactions between an insurer and an affiliate must be fair and reasonable, and certain transactions are subject to prior approval by the domiciliary state insurance regulator. In addition, most states have adopted insurance regulations setting forth detailed requirements for cost sharing and management agreements between an insurer and its affiliates.
Our U.S. insurers’ ability to pay dividends or other distributions is regulated by their domiciliary state insurance regulators. Our principal U.S. mortgage insurance subsidiaries may pay dividends only from unassigned surplus; payments made from other sources, such as paid-in and contributed surplus, are categorized as distributions. Notice of all dividends or distributions must be submitted to the commissioner within five business days after declaration, and at least 30 days before payment thereof. No dividend may be paid unless the commissioner has not disapproved or has approved the payment within that 30-day period. Any distribution, regardless of amount, requires the commissioner’s affirmative approval before being paid. Under the insurance laws of North Carolina (our mortgage insurance subsidiaries’ primary state of domicile), an “extraordinary” dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of: (i) 10% of the insurer’s statutory surplus as of the immediately prior year end; or (ii) the statutory net income during the prior calendar year. We manage our legacy insurance subsidiaries on a standalone basis, and accordingly, we do not expect to receive dividends or other capital returns from them.
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
The NAIC Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act requires an insurer to regularly, and at least annually, undertake a confidential internal assessment of material and relevant risks and, upon an insurance regulator’s request, submit a confidential, high-level summary assessment of the material and relevant risks associated with an insurer or insurance group’s current business plan and the sufficiency of capital and liquidity resources to support those risks. We file an ORSA summary report annually with Virginia, our lead domiciliary state.
The NAIC Corporate Governance Annual Disclosure Model Act and Corporate Governance Annual Disclosure Model Regulation require insurers to provide detailed information regarding their corporate governance practices to their lead state and/or domestic regulator.
The NAIC implemented a regulatory framework through Actuarial Guideline 48 (“AG 48”) applicable to the use of captive insurers in connection with Regulation XXX and Regulation AXXX transactions. Among other things, the framework calls for more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. AG 48 requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The NAIC adopted an amended version of AG 48, which applies to new policies issued and new reinsurance transactions entered into on or after January 1, 2017. AG 48 does not affect reinsurance arrangements that were pre-existing as of January 1, 2015, and the changes set forth in the amended version do not affect reinsurance arrangements that were pre-existing as of January 1, 2017. The NAIC also adopted the Term and Universal Life Insurance Reserve Financing Model Regulation, which contains the same substantive requirements as the amended version of AG 48. States must either adopt the model regulation or use AG 48 to satisfy the NAIC accreditation requirement. Virginia, the domestic state regulator for GLAIC, one of our principal life insurance subsidiaries, has adopted the model regulation.
The NAIC has developed and implemented a group capital calculation (“GCC”) tool using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The GCC provides regulators with an additional tool for conducting group-wide supervision and enhances transparency into how capital is allocated. We submit the required GCC filing annually to Virginia, our insurance holding company group’s lead state. It is unclear how the development of group capital measures by the NAIC will interact with existing capital requirements for U.S. insurance companies.
Long-term care insurance rate increase regulation
In general, we implement rate increases on our long-term care insurance policies in accordance with the laws of the state in which a policy was issued. In April 2022, the NAIC adopted the Long-Term Care Insurance Multistate Rate Review Framework, which was designed to define a consistent national approach for reviewing rate increase requests that results in actuarially appropriate increases being granted by the states in a timely manner and that eliminates cross-state rate subsidization. In 2025, the NAIC adopted amendments to the framework that include (i) a change from two actuarial rate review methodologies to a single one to be used for multistate long-term care insurance rate increase reviews and (ii) a revised cost-sharing formula that addresses how insurers and policyholders share the burden of rate increases. The amendments also moved governance of the rate review process to the Health Actuarial (B) Task Force, and other related work, such as reduced benefit options, to the Senior Issues (B) Task Force. We continue to work closely with state regulators on our in-force long-term care insurance rate action plan (including increased premiums and associated benefit reductions) to achieve a shared goal of ensuring that our legacy insurance subsidiaries can honor their policyholder commitments in the future. We will continue to seek rate increases primarily through individual state approval processes but will consider opportunities to leverage the NAIC’s efforts for a national approach in cases where it will support our existing rate action plans.
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
Aggregate assessments levied against our U.S. insurers were not significant to our consolidated financial statements for the years ended December 31, 2025, 2024 and 2023.
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
Risk-based capital standards
The NAIC has established RBC standards for U.S. life insurers, as well as a Risk-Based Capital for Insurers Model Act (“RBC Model Act”). All 50 states and the District of Columbia have adopted the RBC Model Act or a substantially similar law or regulation. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. The capital requirement for each is generally determined by applying factors which vary based upon the degree of risk to various asset, premium and reserve items. The formula is an early warning tool to identify potentially weakly capitalized companies for purposes of facilitating regulatory action.
The extent of regulatory action is determined by a ratio of a company’s total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). The minimum level of TAC before corrective action commences (“Company Action Level”) is two times the ACL RBC or three times the ACL RBC with a negative trend. If an insurer’s ACL RBC ratio falls below specified levels, it would be subject to different degrees of regulatory action depending upon the level, ranging from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. Our legacy insurance subsidiaries’ reported RBC ratio measures the ratio of TAC to our Company Action Level.

Formed in early 2025, the Risk-Based Capital Model Governance (EX) Task Force (“RBC Task Force”) is charged with a number of tasks related to the oversight and governance of the RBC framework and in December 2025 adopted guiding principles which address the purpose and use of, and standards for maintaining and updating, RBC. In 2026, the RBC Task Force is also undertaking to identify gaps in the RBC framework that could pose a risk to regulators’ assessment of solvency and developing a governance process for retrospective and future adjustments to RBC.
As of December 31, 2025, the RBC ratio of each of our U.S. life insurance subsidiaries exceeded the level that would require any of them to take or become subject to any corrective action in their respective domiciliary state. For additional information on the RBC of our legacy insurance subsidiaries, see note 20 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”
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
In December 2025, the NAIC adopted an amendment to the Accounting Practices and Procedures Manual which requires combining reinsurance contracts that include both yearly renewable term reinsurance and coinsurance portions to be evaluated for risk transfer on an overall basis (as well as for each component individually). This amendment is effective immediately for new and amended contracts, and subject to reporting on or before December 31, 2026 for existing contracts. We have one reinsurance contract to which this would apply and are actively working to restructure the agreement to comply with this amendment on or before December 31, 2026.
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
Enact—Mortgage Insurance Regulation
State regulation
General
Mortgage insurers generally are limited by Insurance Laws to directly writing only mortgage guaranty insurance business to the exclusion of other types of insurance. Mortgage insurers are not subject to the NAIC’s RBC requirements, but certain states and other regulators impose another form of capital requirement on mortgage insurers, requiring maintenance of a risk-to-capital ratio not to exceed 25:1. Each of Enact Holdings’ mortgage insurance subsidiaries met its capital requirements as of December 31, 2025. See note 20 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.
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
Other U.S. regulation and agency qualification requirements
The GSEs impose eligibility requirements that private mortgage insurers must satisfy in order to be approved to insure loans purchased by the GSEs. PMIERs aims to ensure that approved insurers possess the financial and operational capacity to serve as strong counterparties to the GSEs throughout various market conditions. PMIERs is comprehensive, covering virtually all aspects of our U.S. mortgage insurance subsidiaries’ business and operations as private mortgage insurers of GSE loans, including internal risk management and quality controls, underwriting, claim processing and loss mitigation, among other aspects. In addition, PMIERs requires private mortgage insurers to obtain the prior consent of the GSEs before taking certain actions, which may include entering into various intercompany agreements and commuting or reinsuring risk, among others. The financial requirements of PMIERs mandate that a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk in-force, are calculated from tables of factors with several risk dimensions and are subject to a floor amount).
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
On August 21, 2024, the GSEs and the FHFA released updated PMIERs requirements phasing in a revision to the available assets standards between March 31, 2025 and September 30, 2026. The updated standards differentiate between bonds held as available assets under PMIERs based on credit quality and liquidity. The updates also established limits for assets backed by residential mortgages or commercial real estate to mitigate the impact if such assets lose value during periods of housing stress. Enact expects to hold capital sufficiency well in excess of these requirements and does not expect the impact of these updates to be material to its sufficiency. The ultimate impact of the PMIERs changes will be influenced by investment portfolio maturities, dispositions, reinvestments, and overall business and economic performance through the phase-in dates.
Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. As of December 31, 2025, Enact met the PMIERs financial and operational requirements. See note 20 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.” Although we expect Enact will continue to retain its eligibility status with the GSEs, there can be no assurance these conditions will continue. See “Item 1A—Risk Factors—If Enact is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact to hold amounts of capital that are higher than planned or otherwise, Enact may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”

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
Other Laws and Regulations
Changes in tax laws
On July 4, 2025, the One Big Beautiful Bill Act, which includes certain tax provisions, was signed into law. Effective January 1, 2025, the Bermuda Corporate Income Tax Act of 2023 imposed a new 15% corporate income tax on in-scope entities that are resident in Bermuda or have a Bermuda permanent establishment, without regard to any assurances that had previously been given pursuant to the Exempted Undertakings Tax Protection Act 1966. Neither of these tax enactments had a material impact on our financial position or results of operations for the year ended December 31, 2025. There was no other U.S. federal income tax-related legislation or administrative guidance issued in 2025 or 2024 that had a significant impact on our results of operations or financial condition.
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
On December 13, 2023, the SEC adopted rules to require covered clearing agencies that provide central counterparty services for U.S. Treasury securities to have policies and procedures reasonably designed to require every direct participant of the agency to submit for clearance and settlement all eligible secondary market transactions in U.S. Treasury securities. On February 25, 2025, the SEC extended the rule’s compliance dates by one year to December 31, 2026 for eligible cash market transactions and June 30, 2027 for eligible repurchase market transactions. The rule’s potential effect on the U.S. Treasury securities markets is uncertain.
We cannot predict the effect of all the regulations adopted under the Dodd-Frank Act or other federal statutes on financial markets generally, or on our businesses specifically, the additional costs associated with compliance with such regulations, or any changes to our operations that may be necessary to comply with the Dodd-Frank Act or other federal statutes and the regulations thereunder, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition. We also cannot predict whether other federal initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, financial condition or results of operations, or whether existing federal initiatives or agencies will be eliminated under the current U.S. Administration.
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
The New York State Department of Financial Services (“NYDFS”) has stated that it expects domestic and foreign authorized insurers to integrate financial risks related to climate change into their governance frameworks, risk management processes and business strategies, and that insurers should develop their approach to climate-related financial disclosure. In addition, the NYDFS has issued guidance, applicable to GLICNY, that states that New York domestic insurers are expected to manage financial risks from climate change by outlining actions that are proportionate to the nature, scale and complexity of their businesses. For instance, the guidance that states that an insurer should: (i) incorporate climate risk into its financial risk management, including its ORSA; (ii) manage climate risk through its enterprise risk management functions and ensure that its organizational structure clearly defines roles and responsibilities related to managing such risk; (iii) use scenario analysis when developing business strategies and identifying risks; and (iv) incorporate the management of climate risk into its corporate governance structure at the group or insurer entity level. The NYDFS also requires an insurance group to include certain additional risks, such as climate change risk, in its enterprise risk management function. We have built a multi-phase climate risk management process and believe we are in compliance with the NYDFS guidance.
In addition, pursuant to its statutory authority to monitor the U.S. insurance industry under the Dodd-Frank Act, the FIO has been assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals. We expect the current U.S. Administration to bring about a new focus for many federal agencies, impacting rulemaking, supervision, examination and enforcement priorities. We cannot currently predict the nature and timing of future developments, including with respect to climate risks.

On October 7, 2023, California enacted two climate disclosure laws that will require U.S. entities that do business in the state and meet certain annual revenue thresholds to provide climate-related disclosures. Insurance companies that are subject to regulation by the California Department of Insurance are specifically excluded from the disclosure requirements of the Climate-Related Financial Risk Act (Senate Bill 261 as amended by Senate Bill 219, “SB 261”). While insurance companies were proposed to be exempted from the disclosure requirements of the Climate Corporate Data Accountability Act (Senate Bill 253 as amended by Senate Bill 219, “SB 253”), at a public hearing held on February 26, 2026 to approve initial regulations under SB 253 and SB 261, the California Air Resources Board (“CARB”) adopted a resolution directing the CARB Executive Officer (or their designee) to coordinate with the California Department of Insurance in order to evaluate and propose future regulatory requirements appropriate to include insurance companies within the scope of SB 253, provided that they are not otherwise required to submit that emissions data to the California Department of Insurance. SB 253 requires in-scope entities with more than $1.0 billion in annual revenue to annually disclose their Scope 1, Scope 2 and Scope 3 emissions in accordance with the Greenhouse Gas Protocol and obtain assurance over those disclosures. SB 253 requires disclosures of Scope 1 and Scope 2 emissions beginning in 2026 (using fiscal year ended 2025 data), and Scope 3 emissions disclosures beginning in 2027. Scope 1 and Scope 2 disclosures require limited assurance beginning in 2027 and reasonable assurance beginning in 2030, and limited assurance may be required over Scope 3 disclosures beginning in 2030. On September 27, 2024, the governor of California signed into law final amendments to SB 261 and SB 253, which maintained the effective reporting dates but deferred by six months to July 1, 2025, the deadline for CARB to develop and adopt regulations that implement SB 253, including specific reporting deadlines (which deadline CARB did not meet). On February 26, 2026, CARB adopted regulations that established the initial reporting deadline of August 10, 2026 for Scope 1 and Scope 2 emissions under SB 253, and that include definitions of “doing business in California” and “revenue” that align with existing California tax law. In November 2025, CARB confirmed that limited assurance will not be required for the first reporting year and also clarified that emissions reporting at the consolidated parent company level is permitted. On November 18, 2025, the U.S. Court of Appeals for the Ninth Circuit issued an order granting a motion to enjoin enforcement of SB 261 but allowed implementation of SB 253 to proceed. It is too early to determine the scope and impact, if any, the new requirements will have on our business, results of operations and financial condition.
Privacy and cybersecurity
In the United States, federal and state laws and regulations require financial institutions, including insurance companies, to protect the privacy and security of consumer financial information and to notify consumers about policies and practices relating to the collection, use and disclosure of consumer information, as well as policies to protect the confidentiality, integrity and availability of that information. Similarly, federal and state laws and regulations govern the disclosure and security of consumer health information. In particular, regulations promulgated by the U.S. Department of Health and Human Services pursuant to the Health Insurance Portability and Accountability Act (“HIPAA”) and various states regulate the disclosure and use of protected health information by health insurers and other covered entities, the physical and procedural safeguards employed to protect the security of that information, and the electronic transmission of such information. From time to time, Congress and state legislatures consider additional or amended legislation relating to privacy and other aspects of consumer information. We cannot predict whether such legislation will be enacted, how its application may be interpreted or reinterpreted by regulators, or what impact, if any, such legislation or regulation may have on our business, financial condition or results of operations.
The California Consumer Privacy Act of 2018 (the “CCPA”) is applicable to portions of our business and was significantly amended by the California Privacy Rights Act of 2020 (“CPRA”). The CCPA, as amended by the CPRA, grants California residents the right to know what information a business has collected about them and the sourcing and sharing of that information, as well as the right to access and correct their personal information, and (subject to certain exemptions) the right to have a business delete their personal information. The CPRA created the California Privacy Protection Agency to enforce the CCPA and to promulgate regulations thereunder, imposed additional obligations regarding privacy notices to be provided to consumers and service provider contracts, created new requirements related to the collection and use of sensitive personal information and eliminated certain exemptions for personal information collected in employment or business-to-business contexts. The majority of the CPRA provisions went into effect on January 1, 2023. In 2025, the California Privacy Protection Agency promulgated regulations pursuant to the CCPA imposing obligations and restrictions on the use of automated decision-making technology as well as requirements for risk assessments and cybersecurity audits. Failure to comply with the CCPA and its regulations risks regulatory fines, and the law grants a private right of action for any unauthorized disclosure of certain personal information as a result of failure to maintain reasonable security procedures and practices.
Other jurisdictions have enacted, or are considering enacting, similar comprehensive or specific data privacy laws. These laws generally include entity-wide exemptions for financial institutions subject to Title V of the Gramm-Leach-

Bliley Act, and exemptions for Covered Entities or data subject to HIPAA. However, such laws and regulations vary by jurisdiction and may apply to portions of our various businesses. Adapting our data privacy practices may reduce the risk of noncompliance but may increase our compliance costs.
The NAIC’s Privacy Protections (H) Working Group (“PPWG”) is currently drafting amendments to modernize the Privacy of Consumer Financial and Health Information Regulation (“Model Law 672”). The PPWG has a dedicated drafting group, which includes a representative from the life insurance industry, tasked with leading its model update effort. Throughout 2025, the PPWG released revised drafts of Model Law 672 by section in an iterative manner. The proposed amendments would expand the definition of nonpublic personal information; add consumer rights to request access, correction and deletion of nonpublic personal information; and add requirements for contracts with third-party service providers. In December 2025, the PPWG received an extension until the NAIC’s fall national meeting, scheduled for November 2026, to finalize the amendments to Model Law 672.
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
In addition, the NAIC’s Insurance Data Security Model Law (the “Cybersecurity Model Law”), which is similar to New York’s cybersecurity regulation, establishes standards for data security and for the investigation of and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The Cybersecurity Model Law provides requirements to protect the confidentiality, integrity and availability of covered information systems and the sensitive or business information thereon. At least 28 states and U.S. jurisdictions have adopted a version of the Cybersecurity Model Law, including Delaware and Virginia.
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
Artificial intelligence
As a result of increased innovation and technology in the insurance sector, the NAIC and insurance regulators have been focused on the use of “big data” techniques, such as the use of artificial intelligence, machine learning and automated decision-making. In December 2023, the NAIC’s Innovation, Cybersecurity and Technology (H) Committee adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (“AI Bulletin”). More than 20 states have adopted, and others may adopt, the AI Bulletin, which outlines insurance regulators’ expectations as to how insurers should govern the development, acquisition and use of certain artificial intelligence technologies, as well as the types of information that regulators may request during an investigation or examination of an insurer in regard to artificial intelligence systems.
The NAIC’s Big Data and Artificial Intelligence (H) Working Group (“Big Data and AI Working Group”) is evaluating artificial intelligence use outcomes and how well the current regulatory framework addresses potential harms from the use of artificial intelligence. The goal is to develop an overall artificial intelligence regulatory framework that could be incorporated into an NAIC regulatory handbook. For example, the Big Data and AI Working Group is developing a tool to collect information about an insurer’s use of artificial intelligence during an examination or investigation. In addition, the Third-Party Data and Models (H) Working Group is developing a framework for the regulatory oversight of insurers’ use of third-party data and predictive models.

See “Item 1A—Risk Factors—Our computer systems, as well as those of our third-party service providers, have experienced failures or security compromises in the past and may do so again in the future, including as a result of cybersecurity incidents; we may experience issues from new and complex technology methodologies such as artificial intelligence; and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, any of which could expose confidential information such as personal information of our customers or employees, damage our reputation, impair our ability to conduct business effectively, result in enforcement action or litigation, and materially adversely affect our business, financial condition and results of operations.”
Human Capital Management
We are committed to helping families become more financially secure, self-reliant and prepared for the future, and that philosophy extends to our employees. We take a holistic approach to human capital management, including attracting and retaining talent with comprehensive benefits and compensation packages, providing professional development and learning opportunities, facilitating access to dedicated resources that foster an inclusive environment and encouraging a sincere commitment to community service and involvement.
Total rewards and well-being
•Our compensation package, including salary, bonus and long-term incentives, aligns employee and stockholder interests. Our rewards and recognition platform encourages our employees to recognize one another for exemplifying our values to make it human, make it about others, make it happen and make it better as they serve our current and future customers.
•In addition to a competitive compensation program, we also offer our employees benefits such as life, health and long-term care insurance, paid time off, paid family leave, identity theft protection, financial planning and a retirement savings plan.
•To further support our employees, we provide additional financial, health and wellbeing resources, as well as a flexible work schedule to allow employees additional time for self-care and the care of family members. We are currently operating under a hybrid work approach, combining remote work and required days in the office.
Learning and development
•We offer a multitude of professional development and career enrichment opportunities, including building leadership skills, professional skills training and industry-specific matters, as well as education reimbursement benefits and student loan repayment to aid career progression.
•Additionally, we facilitate an annual organization-wide talent management process to support career development, progression and succession planning.
Workplace inclusion
•We are committed to fostering an inclusive work environment that encourages employees to be their authentic selves. We have built and continue to actively engage strong community connections and partnerships with various organizations to promote equal opportunities and have implemented training initiatives to enhance employee inclusivity and self-awareness.
•We empower our employees to embrace their differences and commonalities to contribute to a culture of belonging. To help in this important work, all employees are encouraged to participate in our 13 Employee Resource Groups (“ERGs”) and Toastmasters, a communication and leadership club. These ERGs and Toastmasters are central to Genworth’s identity, driving allyship, education, resources and positive change throughout our workforce.
Social responsibility
•We use our outreach platforms, including the Genworth Foundation, to extend our very purposeful impact in our communities through grants, program sponsorships, paid volunteer time for our employees and employee-directed charitable giving. We align philanthropic efforts with our primary business focus areas, our commitment to sustainability and other programs that are important to our employees.

•Please read our Sustainability Report to learn more about our collective accomplishments and plans to continue serving our customers, our colleagues, and our community.
Workforce
•As of December 31, 2025, we employed approximately 3,100 full-time and part-time employees globally, none of which are subject to a collective bargaining agreement.
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
Our website also includes the charters of our audit committee, nominating and corporate governance committee, risk committee, management development and compensation committee, and technology committee, our governance principles and the Company’s code of ethics. Copies of these materials also are available, without charge, from Genworth Investor Relations, at the above address. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to our code of ethics and any waiver applicable to any of our directors, executive officers or senior financial officers.
On June 6, 2025, our President and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.
Transfer Agent and Registrar
Our transfer agent and registrar is Computershare, P.O. Box 43006, Providence, RI 02940-3006. Telephone: 866-229-8413; 201-680-6578 (outside the United States and Canada); and 800-231-5469 (for hearing impaired).

Item 1A. Risk Factors
You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary note regarding forward-looking statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025.

Risk Factor Summary
The following summarizes material risks to the Company and is qualified by the full description contained below. The occurrence of any of the following risks or of unknown risks and uncertainties may adversely affect our business, operating results and financial condition.
Risks Relating to Our Ability to Grow Our New Business, Products or Services
•New lines of business or new products and services, such as those we are pursuing with CareScout, may not be successful or may subject us to additional risks.
Risks Relating to Estimates, Assumptions and Valuations
•We may be required to increase our reserves as a result of deviations from our estimates and actuarial assumptions or other reasons, which could have a material adverse effect on our business, results of operations and financial condition.
•If the models used in our businesses are inaccurate, it could have a material adverse impact on our business, results of operations and financial condition.
•Our valuation of fixed maturity and equity securities uses methodologies, estimations and assumptions that are subject to change and differing interpretations which could result in changes to investment valuations that may materially adversely affect our business, results of operations and financial condition.
Liquidity, Financial Strength and Credit Ratings, and Counterparty and Credit Risks
•Genworth Financial and Genworth Holdings depend on the ability of Enact Holdings and its subsidiaries to pay dividends and make other payments and distributions to each of them to meet their obligations.
•Our sources of capital have become more limited, and under certain conditions we may need to seek additional capital on unfavorable terms.
•Adverse rating agency actions have in the past resulted in a loss of business and adversely affected our results of operations, financial condition and business, and future adverse rating actions could have a further and more significant adverse impact on us.
•Defaults by counterparties to our reinsurance arrangements or to derivative instruments we use to hedge our business risks, or defaults by us on agreements we have with these counterparties, may expose us to risks we sought to mitigate, which could have a material adverse effect on our business, results of operations and financial condition.
•Defaults or other events impacting the value of our fixed maturity securities portfolio may reduce our income.
Risks Relating to Economic and Market Conditions
•Interest rates and changes in rates could materially adversely affect our business and profitability.
•A deterioration in economic conditions, a severe recession or a decline in home prices, all of which could be driven by many potential factors, may adversely affect our business, profitability and Enact Holdings’ loss experience.
Regulatory and Legal Risks
•Changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators could materially adversely affect our business, financial condition and results of operations.
•The inability to execute in-force management actions (including obtaining in-force rate actions) on our long-term care insurance products in Closed Block could have a material adverse impact on our business, including our results of operations and financial condition.
•Our insurance businesses are extensively regulated and changes in regulation may reduce our profitability and limit our growth.
•Litigation and regulatory investigations or other actions are common in the insurance business and may result in financial losses and harm our reputation.
•An adverse change in the regulatory requirements on our legacy insurance subsidiaries, including risk-based capital requirements, could have a material adverse impact on our business, results of operations and financial condition.

•Changes to the charters or practices of the GSEs, including actions or decisions to decrease or discontinue the use of mortgage insurance, could adversely affect our business, financial condition and results of operations.
•If Enact is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact to hold amounts of capital that are higher than planned or otherwise, Enact may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.
•Enact Holdings’ U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements, which if not met or waived, would result in restrictions or prohibitions on them doing business and could have a material adverse impact on our business, financial condition and results of operations.
•Changes in regulations that adversely affect the mortgage insurance markets in which Enact Holdings operates could affect its operations significantly and could reduce the demand for mortgage insurance.
•Our legacy insurance subsidiaries may not be able to continue to mitigate the impact of Regulations XXX or AXXX and, therefore, they may incur higher operating costs that could have a material adverse effect on our business, financial condition and results of operations.
Operational Risks
•If we are unable to retain, attract and motivate qualified employees or senior management, our results of operations, financial condition and business operations may be adversely impacted.
•Changes in the composition of Enact Holdings’ business or undue concentration by customer or geographic region could cause a significant loss of business or adverse performance of a small segment of its portfolio.
•Our businesses could be adversely impacted if our disclosure controls and procedures or internal control over financial reporting are not effective.
•Our computer systems, as well as those of our third-party service providers, have experienced failures or security compromises in the past and may do so again in the future, including as a result of cybersecurity incidents; we may experience issues from new and complex technology methodologies such as artificial intelligence; and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, any of which could expose confidential information such as personal information of our customers or employees, damage our reputation, impair our ability to conduct business effectively, result in enforcement action or litigation, and materially adversely affect our business, financial condition and results of operations.
•We rely upon third-party vendors who may be unable or unwilling to meet their obligations to us.
Insurance and Product-Related Risks
•Enact Holdings may be unable to maintain or increase capital in its mortgage insurance subsidiaries in a timely manner, on anticipated terms or at all, including through improved business performance, reinsurance or similar transactions, securities offerings or otherwise, in each case as and when required.
•Reinsurance may not be available, affordable or adequate to protect us against losses.
•A decrease in the volume of high loan-to-value home mortgage originations or an increase in the volume of mortgage insurance cancellations could result in a decline in Enact Holdings’ revenue.
•The amount of mortgage insurance written by Enact Holdings could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected.
•Enact Holdings’ delegated underwriting and loss mitigation programs may subject its mortgage insurance subsidiaries to unanticipated claims.
•Medical advances, such as genetic research and diagnostic imaging, emerging new technology, including artificial intelligence and related legislation, could materially adversely affect the financial performance of our life insurance, long-term care insurance and annuity products.
Other Emerging Risks
•Other emerging risks, such as the occurrence of natural or man-made disasters, including geopolitical tensions and war; a public health emergency, including pandemics; climate change; or unknown risks and uncertainties associated with artificial intelligence could materially adversely affect our business, financial condition and results of operations.

Risks Relating to Our Ability to Grow Our New Business, Products or Services
New lines of business or new products and services, such as those we are pursuing with CareScout, may not be successful or may subject us to additional risks.
CareScout offers fee-based services, advice and consulting through CareScout Services and aging-care funding solutions, including long-term care insurance, through CareScout Insurance. These offerings constitute new lines of business we are pursuing. There are risks and uncertainties associated with any new line of business. In developing and marketing new lines of business and new products and services, we have invested significant time and resources, including capital. As we continue to invest in our growth initiatives, the attention of management and our Board of Directors could be diverted from other business operations. Our planned timeline for the development and introduction of new products or services may not be achieved, our expenditures may exceed revenues for longer than we anticipate, and our price and profitability targets may not prove feasible. Our ability to achieve anticipated business performance and financial results from CareScout could be adversely impacted for a variety of reasons and unforeseen events, including but not limited to, lower than anticipated customer demand, care providers not meeting our credentialing standards or delays in the credentialing process, higher capital needs, experience that differs from our assumptions, staffing shortages and extended workflow disruptions, and impediments to Genworth Holdings’ liquidity caused by, among other things, downturns in the U.S. economy that reduce its strategic investments in CareScout. Furthermore, if customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services in the way we anticipate. External factors, such as competitive alternatives, including potential U.S. federal government programs, shifting market preferences and commercial and/or regulatory challenges, including our ability to achieve desired financial strength ratings or obtain the necessary regulatory approvals for new insurance products offered by CareScout Insurance, may also impact the successful implementation of a new line of business or a new product or service. Failure to successfully manage these risks in the development and implementation of our new lines of business or new products or services, and specifically, the inability to achieve anticipated business performance and financial results from CareScout, could have a material adverse effect on our business, results of operations and financial condition.
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
Many factors, and changes in these factors, can affect future experience, including but not limited to: interest rates; investment returns and volatility; economic and social conditions, such as inflation, unemployment, home price appreciation or depreciation, and health care experience (including the type of care and cost of care); policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next); insured mortality (i.e., life expectancy or longevity); insured morbidity (i.e., frequency and severity of claim, including claim termination rates, claim incidence, duration of claim and benefit utilization rates); future premium rate increases and benefit reductions; expenses; and doctrines of legal liability and damage awards in litigation. Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments.
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
Closed Block Segment
The expected future profitability of the long-term care insurance, life insurance and annuity products included in our Closed Block segment is based in part upon expected patterns of premiums, expenses and benefits, using a number of assumptions, including, but not limited to, morbidity, mortality, persistency, lapse, and future premium rate increases and benefit reductions. The long-term profitability of these products depends upon the accuracy of our long-term assumptions used to calculate our reserves and how our actual experience compares with our expected experience. If any of our long-term assumptions prove to be inaccurate, our reserves may be inadequate.
See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and notes 8, 9, 10 and 11 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information. Significant increases to our reserves may, among other things, limit our ability to execute on our business initiatives and adversely impact our credit or financial strength ratings. Any of these results could have a material adverse impact on our business, results of operations and financial condition.
We also perform cash flow testing or “asset adequacy analysis” separately for each of our legacy insurance subsidiaries on a statutory accounting basis. To the extent that the cash flow testing margin is negative in any of our legacy insurance subsidiaries, we would need to increase statutory reserves in that company, which would decrease our RBC ratios. For additional information regarding impacts to statutory capital as a result of reserve increases, see “—An adverse change in the regulatory requirements on our legacy insurance subsidiaries, including risk-based capital requirements, could have a material adverse impact on our business, results of operations and financial condition.”
Long-term care insurance
The risk that our claims experience may differ significantly from our valuation assumptions is particularly significant for our long-term care insurance products. Long-term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years, or decades.
For our long-term care insurance policies, actual persistency that is higher than our expected persistency assumptions could have a negative impact on profitability. If these policies remain in-force longer than we assumed, then we could be required to make greater benefit payments than we anticipated. A significant number of our long-term care insurance policies have experienced higher persistency than we had originally assumed, which has resulted in higher claims and an adverse effect on profitability.
In addition, if morbidity rates are higher or mortality rates are lower than our valuation assumptions, we could be required to make greater payments and thus establish more reserves under our long-term care insurance policies than we had expected, and such amounts could be significant. Among other factors, changes in economic and interest rate risk, staffing shortages, socio-demographics, behavioral trends (e.g., location of care and level of benefit use) and medical advances, may also have a material adverse impact on our future claims trends. For example, the impact of inflation on claims could be more pronounced for our long-term care insurance products than our other businesses given the long-duration nature of long-term care insurance. We have observed an increase in the cost of care in recent years due in part to elevated inflation, resulting in higher claim payments in our long-term care insurance products in Closed Block. To the extent inflation or other factors cause health care costs to increase more than we anticipated, we will be required to increase our reserves which could negatively impact our profitability. Although we considered the potential effects of inflation when setting premium rates, our premiums may not fully offset the effects of inflation and may result in our underpricing of the risks we insure. Given these inherent challenges, our ability to precisely forecast future claim costs for long-term care insurance is limited.
For additional information on our long-term care insurance reserves, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Liability for future policy benefits.”

Assumption updates and actual variances from expected experience
We use best estimate assumptions for our long-term care insurance products, and the impacts of assumption updates are reflected as liability remeasurement gains or losses in the statements of operations based on issue-year cohorts. As a result, cash flow assumption updates as well as actual variances from expected experience on these long-duration products will continue to drive volatility in our long-term care insurance results in our Closed Block segment. Approximately 50% of our cohorts currently have net premium ratios capped at 100%. The net premium ratio represents the portion of the gross premiums required to provide for all benefits and certain expenses in our long-term care insurance products. These capped cohorts are generally our older long-term care insurance policies, largely sold prior to 2003. The other approximately 50% of our cohorts have a net premium ratio of less than 100% and are currently expected to be profitable, on a cohort basis. We would expect ongoing earnings impacts and volatility related to assumption updates and variances between actual and expected experience in our older, unprofitable capped cohorts going forward. Our profitable uncapped cohorts have had a more modest earnings impact related to assumption updates and variances between actual and expected experience, to date, with a portion of the impact reflected in current period results and the remaining majority of the impact recognized over the life of the cohort. However, as we move further from the January 2021 transition date of the accounting guidance for long-duration insurance contracts adopted on January 1, 2023, we may see increased volatility from the uncapped cohorts, with more of the impact related to assumption updates and actual variances from expected experience recognized immediately in net income (loss). While quarterly variations are typically expected to be relatively small compared to the overall size of our liability for future policy benefits of $44.1 billion, at the locked-in discount rate, for our long-term care insurance products as of December 31, 2025, these variations have had, and may in the future have, a material impact on our quarterly results of operations and can result in material losses in our long-term care insurance products in our Closed Block segment.
See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Closed Block segment” for the impacts of cash flow assumption updates and actual variances from expected experience.
In-force management actions
The adequacy of our current long-term care insurance reserves in Closed Block depends significantly on our assumptions regarding our ability to execute in-force management actions, including our multi-year in-force rate action plan (through premium rate increases and associated benefit reductions) and other reduced benefit options outside of our in-force rate action plan. In measuring our long-term care insurance reserves under U.S. GAAP, we include assumptions for significant future premium rate increases and associated benefit reductions resulting from rate actions that have been approved, as well as assumptions for rate actions that are anticipated to be approved (including premium rate increases and associated benefit reductions not yet filed) under our in-force rate action plan.
As part of our cash flow testing process for our legacy insurance subsidiaries, we also consider incremental benefits from expected future in-force rate actions in our long-term care insurance products that help mitigate the impact of deteriorating experience. We may not be able to obtain regulatory approval for the future in-force rate actions we assumed in connection with our cash flow testing for our legacy insurance subsidiaries. If we do not obtain regulatory approval, we may be required to significantly further increase statutory reserves which could have a material adverse effect on our business, statutory results of operations and financial condition.
The NYDFS, which regulates GLICNY, our New York insurance subsidiary, also requires specific adequacy testing scenarios that are generally more severe than those deemed acceptable in other states. Moreover, the required testing scenarios by the NYDFS have a disproportionate impact on our long-term care insurance products. In addition, we use New York specific experience for setting assumptions in our long-term care insurance products in GLICNY. While the NYDFS generally does not permit in-force rate increases for long-term care insurance to be used in asset adequacy analysis until such increases have been approved, it has allowed GLICNY to incorporate recently filed in-force rate actions in its asset adequacy analysis prior to approval in the past. As a result, after discussions with the NYDFS and through the exercise of professional actuarial judgment, GLICNY incorporated assumptions for future in-force rate actions for long-term care insurance products in its 2024 asset adequacy analysis to offset the emerging adverse experience for these products. With these assumption updates, GLICNY’s 2024 asset adequacy analysis produced a negative margin. To address the negative margin, GLICNY recorded an incremental $79 million of additional statutory reserves in 2024, which resulted in a Company Action Level RBC ratio of 200% for GLICNY as of December 31, 2024. For GLICNY’s 2025 asset adequacy analysis, which included a conditional approval of an in-force rate action but not an assumption for additional future in-force rate actions, the margin was positive. Accordingly, no additional statutory reserves were required to be recorded and GLICNY’s Company Action Level RBC ratio was 207%. For additional information on GLICNY asset adequacy testing, see note 20 in our consolidated financial statements under “Part II—Item 8—Financial Statements and

Supplementary Data.” If the NYDFS disapproves or limits a filed in-force rate action in the future, or does not allow GLICNY to incorporate assumptions in its asset adequacy analysis for future in-force rate actions it may file in the future, this could result in a material decrease in GLICNY’s cash flow testing margin and could require GLICNY to further significantly increase its statutory reserves. This could have a material adverse effect on GLICNY’s financial condition and RBC ratio.
For additional information on our in-force rate actions on our long-term care insurance products, see “—The inability to execute in-force management actions (including obtaining in-force rate actions) on our long-term care insurance products in Closed Block could have a material adverse impact on our business, including our results of operations and financial condition.”
Life insurance
If mortality rates are higher than our pricing and valuation assumptions, we could be required to make greater payments than we had projected under our life insurance policies. For our universal life insurance contracts, increased persistency that is the result of the sale of contracts by the insured to third parties that continue to make premium payments on contracts that would otherwise have lapsed, also known as life settlements, could have an adverse impact on profitability because of the higher claims rate associated with settled contracts.
The risk that our lapse experience may differ significantly from our valuation assumptions is also significant for our term life and term universal life insurance products. These products generally have a level premium period for a specified period of years (e.g., 10 years to 30 years) after which the premium increases, which may be significant. If the frequency of lapses is higher than our expected reserve assumption, we would experience lower premiums and could experience higher benefit costs, as it may be that healthy policyholders are the ones who lapse (as they can more easily replace coverage), creating adverse selection where less healthy policyholders remain in our portfolio. We have experienced both a greater frequency of policyholder lapses and more severe adverse selection after the level premium period than originally assumed, and this experience could continue or worsen. If lapse experience continues or worsens on future 10-, 15- and 20-year level premium period blocks, we would expect volatility in premiums and mortality experience, which would reduce profitability in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions. For additional information on our term life insurance reserves, including select sensitivities, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Liability for future policy benefits.”
Annuities
If mortality rates are higher than our pricing and valuation assumptions, we could be required to make greater payments under our annuity contracts with guaranteed minimum death benefits (“GMDBs”) than we had projected. Conversely, if mortality rates are lower than our valuation assumptions, we could be required to make greater payments and thus establish additional reserves under our annuity contracts without GMDBs, and such amounts could be significant.
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
Specific to Enact Holdings, the models rely on accurate data, including financial statements, credit reports or other information, much of which comes from third parties. Models may prove to be less predictive than expected for a variety of reasons, including changes in credit scoring and reporting processes, economic conditions that develop differently than forecasted, unique conditions for which we do not have good historical comparators, unexpected economic and unemployment conditions that arise, changes in the law or in PMIERs and the use of short-term financial metrics that do not reveal long-term trends. For example, there are proposals to change the credit score landscape including the acceptance of VantageScore in addition to FICO, or the adoption of FICO 10T. Proposals like this could limit comparability to historical data used in Enact Holdings’ models and lead to inaccurate results.
Enact Holdings establishes premium rates for the duration of a mortgage insurance certificate upon issuance and cannot adjust the premiums after a certificate is issued. As a result, Enact Holdings cannot offset the impact of unanticipated claims with premium increases on coverage in-force. Enact Holdings’ premium rates vary with the perceived risk of a claim and prepayment on the insured loan and are developed using models based on long-term historical experience, which take into account a number of factors including, but not limited to, the loan-to-value ratio, whether the mortgage provides for fixed payments or variable payments, the term of the mortgage, the borrower’s credit history, the borrower’s income and assets, and home price appreciation. In the event the premiums Enact Holdings charges do not adequately compensate for the risks and costs associated with the provided coverage, including costs associated with unforeseen higher claims, it may have a material adverse effect on our business, results of operations and financial condition.
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
Genworth Financial and Genworth Holdings each act as a holding company and do not have business operations of their own. Dividends and other capital returns from Enact Holdings and its subsidiaries, permitted payments to Genworth Financial and Genworth Holdings under tax sharing and expense reimbursement arrangements with their subsidiaries and proceeds from borrowings are their principal sources of cash to meet their obligations. These obligations principally include operating expenses, including income taxes, and interest and principal payments on current and future borrowings. We began paying federal income taxes in 2023, resulting in lower intercompany cash tax payments retained by Genworth Holdings from its subsidiaries in 2024 and 2025 as compared to the amounts retained during recent prior years. We anticipate lower intercompany cash tax payments to be retained going forward, as we utilized our remaining foreign tax credits in 2023. We manage our legacy insurance subsidiaries on a standalone basis, and accordingly, we do not expect to receive dividends or other capital returns from them. Therefore, our holding companies’ liquidity and capital positions are highly dependent on the performance of Enact Holdings and its ability to pay future dividends and other forms of capital returns.
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
Although Genworth Financial and Genworth Holdings continue to significantly improve their overall financial condition, they still need liquidity to pay operating expenses, debt servicing costs and other obligations. As of December 31, 2025, Genworth Holdings had $783 million aggregate principal amount of outstanding debt that matures starting in 2034. Absent receiving dividends or other capital returns from Enact Holdings as anticipated, we would likely need to access additional liquidity through third-party sources. However, we may not be able to raise capital and/or borrowings on favorable terms based on our credit ratings and current business prospects, particularly given the aforementioned risks associated with launching new business initiatives offered by CareScout. There is no guarantee that any of these factors will improve in the future when we would seek additional capital. Disruptions, volatility and uncertainty in the financial markets and downgrades in our credit ratings may force us to delay raising capital, issue shorter term securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price. Furthermore, our ability to raise additional capital, including through additional minority equity offerings of Enact Holdings or the issuance of equity or debt, could depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for Enact Holdings. Market conditions and a variety of other factors may make it difficult or impracticable to generate additional liquidity on favorable terms or at all. Similarly, market conditions and a variety of other factors may make it difficult or impracticable to generate additional liquidity through asset sales or the issuance of additional equity, and any issuance of equity in such circumstances could be highly dilutive to our stockholders. Any failure to meet our financial obligations as they become due would have a material adverse effect on our business, financial condition and results of operations.
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
The direct or indirect effects of such adverse ratings actions or any future actions could include, but are not limited to:
•ceasing and/or reducing new sales of our products or limiting the business opportunities with which we are presented;
•adversely affecting our relationships with existing distributors, including the loss of exclusivity under certain agreements with our independent sales intermediaries and distribution partners, or negatively impacting our ability to establish relationships with new distributors;
•causing us to lose key distributors that have ratings requirements that we may no longer satisfy (or resulting in our renegotiation of new, less favorable arrangements with those distributors);
•requiring us to modify some of our existing products or services to remain competitive, including reducing premiums we charge, or introduce new products or services;
•materially increasing the number or amount of policy surrenders, withdrawals and loans by contractholders and policyholders;
•requiring us to post additional collateral for our derivatives or hedging agreements tied to the credit ratings of our holding companies;
•requiring us to provide support, or to arrange for third-party support, in the form of collateral, capital contributions or letters of credit under the terms of certain of our reinsurance and other agreements, or otherwise securing our commercial counterparties for the perceived risk of our financial strength;
•adversely affecting our ability to maintain reinsurance or obtain new reinsurance or obtain it on reasonable pricing and other terms;
•increasing the capital charge associated with affiliated investments within certain of our legacy insurance subsidiaries thereby lowering capital and RBC of these subsidiaries and negatively impacting our financial flexibility;
•regulators requiring certain of our subsidiaries to maintain additional capital, limiting thereby our financial flexibility and requiring us to raise additional capital;
•adversely affecting our ability to raise capital;
•increased scrutiny by the GSEs and/or by customers, potentially resulting in a decrease in the amount of new insurance written;

•increasing our cost of borrowing and making it more difficult to borrow in the public debt markets or enter into a credit agreement; and
•making it more difficult to execute on CareScout initiatives.
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
We routinely execute reinsurance and derivative transactions with reinsurers, broker-dealers, commercial banks, investment banks and other institutional counterparties to mitigate our risks in various circumstances and to hedge various business risks. Many of these transactions expose us to credit risk in the event of default of our counterparty or client or change in collateral value. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. It is possible that our reinsurers may not pay the reinsurance recoverable owed to us now, in the future or on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have a material adverse effect on our financial condition and results of operations. Collateral is often posted by the counterparty to offset this risk; however, we bear the risk that the collateral declines in value or otherwise is inadequate to fully compensate us in the event of a default. We also enter into a variety of derivative instruments, including options, swaps, forwards, and interest rate and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under the derivative instruments, and collateral posted, if any, is inadequate, our hedges of the related risk will be ineffective. In addition, if we trigger downgrade provisions on risk-hedging or reinsurance arrangements, the counterparties to these arrangements may be able to terminate our arrangements with them and take possession of the collateral or require us to take other measures, such as post additional collateral, contribute capital or provide letters of credit. We have agreed to terms with almost all of our counterparties concerning our collateral arrangements given our low ratings and, in most cases, agreed to post excess collateral to maintain our existing derivative agreements. Moreover, these terms also removed the credit downgrade provisions from all of the insurance company master swap agreements and replaced them with a provision that allows the counterparty to terminate the derivative transaction if the RBC ratio of the applicable insurance company goes below a certain threshold. Although we believe this has allowed us to maintain effective hedging relationships with our counterparties, it has added additional strain on liquidity and collateral sufficiency. Furthermore, we may not be able to maintain these current arrangements in the foreseeable future or at all. If counterparties exercise their rights to terminate transactions, we may be required to make cash payments to the counterparty based on the current contract value, which would hinder our ability to manage future risks.
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
We are subject to the risk that the issuers or guarantors of investment securities we own may default on principal or interest payments they owe us. As of December 31, 2025, fixed maturity securities of $45.8 billion in our investment portfolio represented 75% of our total cash, cash equivalents and invested assets. Events reducing the value of our investment portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write-downs or expected credit losses are impacted by our assessment of the financial condition of the issuer, whether or not the issuer is expected to pay its principal and interest obligations, and our expected recoveries in the event of a default or circumstances that would require us to sell securities that have declined in value.
Risks Relating to Economic and Market Conditions
Interest rates and changes in rates could materially adversely affect our business and profitability.
Insurance Products and Investments
Our products and investment portfolio are impacted by interest rate fluctuations. In 2022 through 2024, we experienced significant declines in investment valuations as a result of elevated interest rates, which had an adverse impact on our financial position. This negative trend abated in 2025, as the U.S. Federal Reserve began decreasing the federal funds rate in September 2025. The U.S. Federal Reserve held rates constant at its January 2026 meeting and continues to monitor labor market conditions and inflation under an uncertain economic outlook; therefore, there is uncertainty as to whether interest rates will further decline or increase in the near term.
Interest rate fluctuations could have an adverse effect on the results of our investment portfolio by increasing reinvestment risk and reducing our ability to achieve adequate investment returns. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities may decide to prepay their obligations in order to borrow at lower market rates, which exacerbates our reinvestment risk.
The pricing and/or expected future profitability of our long-term care insurance, life insurance and annuity products are based in part on expected investment returns. Generally, life and long-term care insurance products are expected to initially produce positive cash flows as customers pay periodic premiums, which we invest as they are received. The premiums, along with accumulated investment earnings, are needed to pay claims, which are generally expected to exceed premiums in later years. Given the average life of our assets is shorter than the average life of the liabilities on these products, our reinvestment risk is also greater in low interest rate environments as a significant portion of cash flows used to pay benefits to our policyholders and contractholders comes from investment returns. If interest rates return to low levels, it would adversely affect the profitability of our long-term care insurance, life insurance and fixed annuity products. Low interest rates may also increase hedging costs on our in-force block of variable annuity products. In addition, certain statutory capital requirements for our legacy insurance subsidiaries are based on models that consider interest rates. Prolonged periods of low interest rates may increase the statutory reserves we are required to hold as well as the amount of assets and capital we must maintain to support amounts of statutory reserves in these companies.
Our insurance and investment products, such as those included in our policyholder account balances and separate accounts, are sensitive to interest rate fluctuations and expose us to the risk that declines in interest rates or tightening credit spreads will reduce our interest rate margin or net spreads (the difference between the returns we earn on the investments that support our obligations under these products and the amounts we pay to policyholders and contractholders). We may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and some contracts have guaranteed minimum interest crediting rates. As a result of historic low interest rates prior to 2022, a lack of new deposits and declines in our interest rate margin on these products, our business and profitability have been adversely impacted. During 2025, we continued to experience lower net spread income on our annuity products due to crediting rates outpacing investment returns, coupled with lower annuity account values driven by block runoff. This unfavorable trend occurred in spite of the higher interest rate environment, and if it persists, could result in further net spread compression and an adverse impact to our results of operations.
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
Rising interest rates erode the value of our investment portfolio and reduce our unrealized investment gains. As experienced in recent years, during periods of increasing interest rates, market values of lower-yielding assets will decline resulting in unrealized losses on our investment portfolio. Any material reduction in unrealized gains or increase in unrealized losses on our investment portfolio or forward starting swap derivatives due to higher interest rates could impede our ability to utilize certain deferred tax assets and/or result in the need to establish higher tax valuation allowances, either of which could materially adversely impact our results of operations and financial position.
Enact—Mortgage Insurance
Rising interest rates generally reduce the volume of new mortgage originations and refinances, which could cause new insurance written by Enact Holdings to decline materially and could thereby pressure earnings and lead to an adverse effect on our results of operations and financial condition. The U.S. housing market experienced a dramatic decline in the volume of mortgage originations in 2022 through 2024 due largely to rising interest rates, a low supply of homes and pressured affordability, resulting in lower new insurance written at Enact Holdings. The decrease in new insurance written was generally offset by higher persistency on Enact Holdings’ existing insured loans as a result of prevailing market interest rates being above the mortgage interest rates of the majority of Enact Holdings’ loan portfolio. Despite a trend of declining rates during the second half of 2025, future rate changes and the ultimate impact on Enact Holdings’ premiums and new insurance written are difficult to predict. We could experience a future adverse impact to our results of operations if the volume of new insurance written were to remain suppressed for a prolonged period of time.
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
The U.S. economy faces lingering uncertainty due to continued inflationary and unemployment concerns, the geopolitical environment, U.S. national debt and ongoing budget deficits, changes in immigration policy and other macroeconomic concerns, including international trade and escalating tariffs. The potential of rising unemployment rates and deterioration in economic conditions across the United States or in specific regional economies generally increases the likelihood of borrower defaults and can adversely affect housing values, which increases our risk of loss. Loss experience in Enact Holdings generally results from adverse economic or other events, such as a borrower’s reduction of income, unemployment, underemployment, divorce, illness, inability to manage credit, or a change in interest rate levels or home values, that reduce a borrower’s willingness or ability to continue to make mortgage payments.
Housing values could be adversely impacted due to trends that affect the housing and mortgage markets, such as changes in supply or demand for homes, changes in homebuyers’ expectations for potential home price appreciation, increased restrictions or costs for obtaining mortgage credit due to tightened underwriting standards, tax policy, regulatory developments, higher interest rates and customers’ liquidity issues. Recent home price appreciation coupled with high interest rates has placed pressure on housing affordability. The pace of existing single-family home sales remains slow as homeowners are reluctant to sell their house and pay higher mortgage rates for a new one.
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
Any of the events outlined above may have a material adverse effect on Enact Holdings, which could result in a material adverse effect on our business, liquidity, results of operations and financial condition.
Regulatory and Legal Risks
Changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators could materially adversely affect our business, financial condition and results of operations.
Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting and reporting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. Moreover, insurance regulators or the SEC could disagree with our interpretation of these new standards, which could cause us to incur significant costs and suffer reputational harm. In addition, the required adoption of future accounting and reporting standards may result in significant costs to implement. For example, see “Regulation—Other Laws and Regulations—Climate change and financial risks” for recently enacted and proposed climate disclosure laws and regulatory guidance. These requirements would likely require us to make significant changes to systems and controls, and add additional resources, either of which may be material to our business and results of operations.

The inability to execute in-force management actions (including obtaining in-force rate actions) on our long-term care insurance products in Closed Block could have a material adverse impact on our business, including our results of operations and financial condition.
The continued sustainability of our legacy insurance subsidiaries is heavily dependent on our ability to continue to execute in-force management actions, such as obtaining significant premium rate increases and associated benefit reductions as part of our in-force rate action plan and implementing other reduced benefit options outside of the in-force rate action plan.
Although the terms of our long-term care insurance policies permit us to increase premiums under certain circumstances during the premium-paying period, these increases generally require regulatory approval, which can often take a long time to obtain and may not be obtained in all relevant jurisdictions or for the full amounts requested. In addition, some states have adopted or are considering adopting laws that would further limit increases in long-term care insurance premium rates beyond the statutes and regulations they had previously adopted, which would adversely impact our ability to achieve anticipated rate increases. Furthermore, some states have refused to approve actuarially justified rate actions or have required that approved rate actions be phased in over an extended period of time.
We will not be able to implement our future premium rate increases and associated benefit reductions in the future if we cannot obtain the required regulatory approvals. In this event, we would have to increase our long-term care insurance reserves in Closed Block by amounts that would likely be material and would result in a material adverse impact to earnings. Moreover, if we were to see unexpected, materially adverse experience, securing regulatory approval for all necessary premium rate increases and associated benefit reductions would become more difficult. Given the claims history in our long-term care insurance products in Closed Block and its related pressure to reserve levels and earnings, and the expectation that claims will continue to rise due to the aging of the block and from higher incidence and severity, among other factors, our results of operations, capital levels, RBC levels and financial condition would be materially adversely affected absent future premium rate increases and associated benefit reductions, and implementing other reduced benefit options.
Our policyholders may not react as anticipated to our in-force rate increases. In certain circumstances, our policyholders have brought legal action against us due to alleged misleading and inadequate disclosures regarding premium rate increases. See “—Litigation and regulatory investigations or other actions are common in the insurance business and may result in financial losses and harm our reputation” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Closed Block segment” for additional information.
We also plan to offer existing, and to design and implement additional, reduced benefit options outside of in-force rate actions to enhance sustainability of our legacy insurance subsidiaries. We may not be able to implement certain benefit reduction options outside of our in-force rate action plan, and any failure to do so could adversely impact our business, financial condition and results of operations.
Our insurance businesses are extensively regulated and changes in regulation may reduce our profitability and limit our growth.
Our insurance operations are subject to a wide variety of laws and regulations and are extensively regulated. State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. Our international operations, predominantly located in Mexico as well as a subsidiary of Enact Holdings domiciled in Bermuda, are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled. Failure to comply with applicable regulations or to obtain or maintain appropriate authorizations or exemptions under any applicable laws could result in restrictions on our ability to do business or engage in activities regulated in one or more jurisdictions in which we operate and could subject us to fines and other sanctions which could have a material adverse effect on our business. In addition, the nature and extent of regulation of our activities in applicable jurisdictions could materially change, causing a material adverse effect on our business. Although future regulatory changes are unknown, we expect certain of our regulators to continue to pursue new regulation or supplement existing regulations in the areas of environmental, social and corporate governance, as well as cybersecurity and artificial intelligence.
Insurance regulatory authorities have broad administrative powers, which at times, are coordinated and communicated across regulatory bodies. These administrative powers include, but are not limited to:
•licensing companies and agents to transact business;

•calculating the value of assets and determining the eligibility of assets to determine compliance with statutory requirements;
•mandating certain insurance benefits;
•regulating certain premium rates;
•reviewing and approving policy forms;
•regulating discrimination in pricing, coverage terms and other insurance practices, as well as unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;
•establishing and revising statutory capital and reserve requirements and solvency standards;
•fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;
•approving premium increases and associated benefit reductions;
•evaluating enterprise risk to an insurer;
•approving changes in control of insurance companies;
•restricting the payment of dividends and other transactions between affiliates;
•regulating the types, amounts and valuation of investments;
•restricting the types of insurance products that may be offered; and
•imposing insurance eligibility criteria.
State insurance regulators and the NAIC regularly re-examine existing laws and regulations, specifically focusing on modifications to SAP, interpretations of existing laws and the development of new laws and regulations applicable to insurance companies and their products. Any adopted future legislation or regulations may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased statutory capital and reserve requirements. Further, because laws and regulations can be complex and sometimes inexact, there is also a risk that any particular regulator’s or enforcement authority’s interpretation of a legal, accounting or reserving issue may change over time to our detriment or expose us to different or additional regulatory risks. The application of these regulations and guidelines by insurers involves interpretations and judgments that may differ from those of state insurance departments. Such differences of opinion may result in regulatory, tax or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase levels of statutory capital and reserves or incur higher operating costs and/or have implications on certain tax positions.
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
In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, product administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance subsidiaries, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of RESPA or related state anti-inducement laws, and mortgage insurance policy rescissions and curtailments, as well as breaching fiduciary or other duties to customers, including but not limited to cybersecurity breaches of customer information. We also from time to time have had, and may in the future have, disputes with reinsurance partners relating to the parties’ rights and obligations under reinsurance treaties and/or related administration agreements. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships, including claims under the Employee Retirement Income Security Act of 1974, and we are also subject to shareholder putative class action lawsuits alleging securities law violations. In addition, we are subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities.
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
An adverse change in the regulatory requirements on our legacy insurance subsidiaries, including risk-based capital requirements, could have a material adverse impact on our business, results of operations and financial condition.
Our legacy insurance subsidiaries and CareScout Insurance Company are subject to the NAIC’s RBC standards and other minimum statutory capital and surplus requirements imposed under the laws of their respective states of domicile. The failure of our insurance subsidiaries to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance subsidiaries to further examination or corrective action imposed by state insurance regulators, including limitations on their ability to write additional business, or the addition of state regulatory supervision, rehabilitation, seizure or liquidation.
As of December 31, 2025, the RBC ratio of each of our legacy insurance subsidiaries exceeded the level that would require any of them to take or become subject to any corrective action in their respective domiciliary state. However, we continue to face challenges in our legacy insurance subsidiaries, particularly those subsidiaries that rely heavily on in-force rate actions as a source of earnings and capital. We may see variability in statutory results and a decline in the RBC ratios of these subsidiaries given the time lag between the request for an in-force rate action and when the request is approved, and/or if approved, when the benefits from the in-force rate actions (including increased premiums and associated benefit reductions) are fully realized in our financial results. Additionally, the RBC ratio of our legacy insurance subsidiaries would be negatively impacted by future increases in our statutory reserves, including results of Actuarial Guideline 38, cash flow testing and assumption reviews, particularly in our long-term care and life insurance products.
An adverse change in our legacy insurance companies’ RBC ratios or our ability to meet other minimum regulatory requirements could cause rating agencies to downgrade the financial strength ratings of our insurance subsidiaries and the credit ratings of Genworth Holdings, which could have an adverse impact on our ability to execute our strategic priorities, including maintaining self-sustaining legacy insurance subsidiaries and advancing CareScout’s new lines of business or new products and services, and would further restrict our ability to retain and write new business. Furthermore, it may cause regulators to take regulatory or supervisory actions with respect to our legacy insurance subsidiaries, thereby limiting the financial flexibility of our holding company, all of which could have a material adverse effect on our results of operations, financial condition and business.
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
Additionally, compliance with PMIERs requires Enact Holdings to seek the GSEs’ prior approval before taking many actions, including implementing certain new products or services or entering into intercompany agreements, among others. PMIERs’ approval requirements could prohibit, materially modify or delay Enact Holdings’ intended course of action. Further, the GSEs may modify or change their interpretation of terms they require Enact Holdings to include in its mortgage insurance coverage for loans purchased by the GSEs, requiring Enact Holdings to modify its terms of coverage or operational procedures to remain an approved insurer, and such changes could have a material adverse impact on our financial position and operating results. It is possible the GSEs could, at their discretion, require additional limitations and/or conditions on Enact Holdings’ activities and practices that are not currently in PMIERs in order for Enact Holdings to remain an approved insurer. Additional requirements or conditions imposed by the GSEs could limit Enact Holdings’ operating flexibility and the areas in which it may write new business. Any of these events would have a material adverse effect on our business, results of operations and financial condition.
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
Basel III
Basel III, issued by the Basel Committee on Banking Supervision following the financial crisis of 2008, established RBC and leverage capital requirements for most U.S. banking organizations (although banks with less than $10.0 billion in total assets may choose to comply with an alternative community bank leverage ratio framework established by the Federal Banking Agencies in 2019). In 2013, the U.S. federal banking regulators confirmed the role of mortgage insurance as a component of prudential bank regulation for high loan-to-value mortgages. In July 2023, the U.S. Federal Reserve, the

Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency proposed for comment the Basel III Endgame rule. As originally proposed, the rule would have eliminated the 50% risk-based capital benefit for high loan-to-value portfolio loans with mortgage insurance for banking organizations with $100.0 billion or more of total assets, which, if adopted could reduce demand for mortgage insurance. Since the Basel III Endgame proposal was issued, U.S. banking regulators have since withdrawn that proposal and indicated that the standard will be re-proposed with significant revisions. As a result, the timing, substance and ultimate impact of the Basel III Endgame rule on financial institutions and the mortgage insurance market remain uncertain.
Our legacy insurance subsidiaries may not be able to continue to mitigate the impact of Regulations XXX or AXXX and, therefore, they may incur higher operating costs that could have a material adverse effect on our business, financial condition and results of operations.
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
Our success is largely dependent on our ability to retain, attract and motivate qualified employees and senior management. We face intense competition in our industry for key employees with demonstrated ability, including actuarial, finance, legal, investment, risk, compliance, technology and other professional skills. On top of recruitment challenges associated with the ongoing labor shortage and low labor participation rate, our ability to attract, recruit, retain and motivate experienced and qualified employees may be adversely impacted by current and prospective employees’ perception of the inherent risks involved with Genworth’s strategic growth initiatives. Furthermore, work arrangements, such as remote work environments, have become more flexible and commonplace, which could further challenge our ability to compete for qualified employees. A remote work environment has expanded competition among employers, which has likely exacerbated the battle for talent in an already tight labor market. We may not be able to attract, retain and motivate the desired workforce, and our failure to do so could have a material adverse effect on our results of operations, financial condition and business operations. In addition, we may not be able to meet regulatory requirements relating to required expertise in various professional positions.
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
Our businesses depend on our relationships with our customers, and in particular, our relationships with our largest lending customers in Enact Holdings. Customers place private mortgage insurance provided by Enact Holdings directly on loans they originate and indirectly through purchases of loans that already have mortgage insurance coverage provided by Enact Holdings. Customer relationships may influence the amount of direct business written with Enact Holdings and the customers’ willingness to continue to approve Enact Holdings as a mortgage insurance provider for loans they purchase. In 2025, Enact Holdings’ largest customer accounted for 22% of its total new insurance written and 12% of its total revenues. Its top five customers generated 33% of its new insurance written in 2025. An inability to maintain a relationship with one or more of these customers could have an adverse effect on the amount of new business Enact Holdings is able to write and consequently, our financial condition and results of operations.
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
Our businesses could be adversely impacted if our disclosure controls and procedures or internal control over financial reporting are not effective.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continually reviews the effectiveness of internal controls, it is possible that they may not be effective in fully accomplishing our control objectives. Any material weaknesses in internal control over financial reporting, such as those we have reported in the past, or any failure to maintain effective disclosure controls and procedures could result in material errors or restatements in our historical financial statements or untimely filings, which could cause investors to lose confidence in our reported financial information, that would result in a material adverse impact on our business and financial condition.
Our computer systems, as well as those of our third-party service providers, have experienced failures or security compromises in the past and may do so again in the future, including as a result of cybersecurity incidents; we may experience issues from new and complex technology methodologies such as artificial intelligence; and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, any of which could expose confidential information such as personal information of our customers or employees, damage our reputation, impair our ability to conduct business effectively, result in enforcement action or litigation, and materially adversely affect our business, financial condition and results of operations.
Our business is highly dependent upon the effective operation of our computer systems. We also have arrangements in place with our partners and other third-party service providers through which we share and receive information. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We have implemented and maintain what we believe to be reasonable security controls and back-up measures, but despite this, our computer systems and those of our partners and third-party service providers have been, and may in the future be, vulnerable to physical or electronic intrusions, computer malware, malicious code or other attacks, system failures, programming errors, employee and third-party errors or wrongdoing, and similar disruption or adverse outcomes. The failure of these systems for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, financial condition or results of operations.
Technology continues to evolve and plays an ever-increasing role in our business. While it is our goal to safeguard information assets from physical theft and cybersecurity threats including by preventing cybersecurity incidents, our information security measures may not detect, and protect information assets from, or fully mitigate, these ever-increasing risks. Information assets include both information itself in the form of computer data, written materials, knowledge and supporting processes, and the technology systems, networks, other electronic devices and storage media used to store, process, retrieve and transmit that information. As more information is used and shared by our employees, customers and suppliers, both within and outside our company, cybersecurity threats become expansive in nature. Additionally, cybersecurity threats have continued to grow in sophistication, in part through the deployment of artificial intelligence technologies. The confidentiality, integrity and availability of information are essential to maintaining our reputation and ability to conduct our operations. Although we have implemented controls and continue to train our employees and conduct cybersecurity-related due diligence on third-party service providers, a cybersecurity event could still occur and could go undetected for an extended period of time, either of which would cause damage to our reputation with our customers, distributors and other stakeholders, could have a material adverse effect on our business, financial condition or results of operations, especially if the amount of insurance coverage we maintain is not sufficient to cover claims or liabilities from an incident, or expose us to litigation or other enforcement actions.
We retain large volumes of customer data and other confidential information in our computer systems, and we rely on commercial technologies to maintain the security, integrity and availability of those systems, including computers and mobile devices. Anyone who is able to circumvent our security measures and penetrate our computer systems or misuse authorized access could access, view, misappropriate, alter, delete or disclose any information in the systems, including personal information, personal health information and proprietary business information. Our employees, distribution partners and other vendors use portable computers or mobile devices which may contain similar information to that in our computer systems, and these devices have been and can be lost, stolen or damaged, and therefore subject to the same risks as our other computer systems. In addition, an increasing number of states and foreign countries require that affected parties be notified or other actions be taken (which could involve significant costs to us) if a security breach results in the unlawful disclosure of personal information. We have experienced occasional, actual or attempted breaches of our cybersecurity, although to date, none of these breaches has had a material effect on our business, operations or reputation. Any compromise of the security of our computer systems or those of our partners and third-party service providers that results in the unauthorized disclosure of customer personal information or other sensitive business information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to regulatory scrutiny and significant civil and criminal liability and require us to incur significant technical, legal and other expenses.
Cybersecurity, data privacy and artificial intelligence risks and uncertainties have come under increased scrutiny in recent years, with various countries, government agencies and insurance regulators introducing and/or passing legislation in an attempt to safeguard personal information from escalating cybersecurity threats and other unknown risks and uncertainties, as well as to ensure the responsible use of artificial intelligence. For additional details, see “Regulation—Other Laws and Regulations—Privacy and cybersecurity” and “Regulation—Other Laws and Regulations—Artificial intelligence.” We have implemented internal policies, practices and controls designed to comply with applicable data privacy and security laws. Additional and evolving regulatory requirements and compliance obligations may increase our operational complexity and costs. Moreover, artificial intelligence technologies offer numerous potential benefits (e.g., creating or increasing operational efficiencies), but deployment of such technologies also poses certain risks, including that they may be misused, or the models or datasets on which the models are trained may be flawed or otherwise may function in an unexpected manner. Failure, by us or any third party on which we rely, to comply with applicable data privacy and data protection laws, regulations and rules may result in enforcement action, litigation, monetary fines or other penalties, which could have a material adverse effect on our business, financial condition and reputation. With respect to artificial intelligence, the relative newness of the technology, the speed at which it is being adopted, and the relative paucity of artificial intelligence-specific regulations and standards, combined with the increased interest of legislators and potentially conflicting proposed artificial intelligence-related legislation across jurisdictions, increases these risks. For additional details on our cybersecurity risk management, strategy and governance, see “Item 1C—Cybersecurity.”
In addition, unanticipated problems with, or failures of, our disaster recovery systems and business continuity plans could have a material adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those problems affect our technology systems and destroy, lose or otherwise compromise the integrity or availability of valuable data. Furthermore, in the event of a failure in telecommunications or other critical infrastructure, or that a significant number of our employees were unavailable in the event of a disaster or a pandemic, our ability to effectively conduct business could be severely compromised. The failure of our disaster recovery systems and business continuity plans could adversely impact our profitability and our business.

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
As part of our overall risk and capital management strategy, we purchase reinsurance from external reinsurers, use credit risk transfer transactions and provide internal reinsurance support for certain risks underwritten by our various business segments. These reinsurance arrangements and credit risk transfer transactions are intended to enable our businesses to transfer risks in exchange for some of the associated economic benefits and, as a result, improve our statutory capital position, manage risk to within our tolerance level and improve the PMIERs position of Enact Holdings. The availability and cost of reinsurance protection are impacted by our operating and financial performance, including ratings, as well as conditions beyond our control, including changes in regulation. For example, our legacy insurance subsidiaries’ low financial strength ratings may reduce the availability of certain types of reinsurance and have made it more costly when it is available, as reinsurers have been less willing to take on credit risk in the volatile market. Accordingly, we may continue to be forced into incurring additional expenses for reinsurance and/or we may not be able to obtain new reinsurance or renew existing reinsurance arrangements on acceptable terms, or at all, which could increase our risk and adversely affect our ability to obtain statutory capital credit for new reinsurance or could require us to make capital contributions to maintain regulatory capital requirements. Moreover, absent the availability and affordability to enter into new credit risk transfer transactions, the ability of Enact Holdings to obtain PMIERs or statutory credit for new transactions would be adversely impacted. See “—If Enact is unable to continue to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires Enact to hold amounts of capital that are higher than planned or otherwise, Enact may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”
We also manage risk and capital in our long-term care insurance products through utilization of external reinsurance in the form of coinsurance. Our legacy insurance subsidiaries have executed external reinsurance agreements to reinsure some of their older blocks of long-term care insurance products (10% of new business issued from 2003 to 2008; 20% to 30% of new business issued from 2009 to 2011; and 40% of new business issued from 2011 to early 2013). We also have external reinsurance on some older blocks of business which includes a treaty on a yearly renewable term basis on business that was written between 1998 and 2003. This yearly renewable term reinsurance provides coverage for claims on those policies for 15 years after the policy was written. After 15 years, reinsurance coverage ends for policies not on claim, while reinsurance coverage continues for policies on claim until the claim ends. The 15-year coverage on the policies written in 2003 expired in 2018; therefore, any new claims will not have reinsurance coverage under this treaty. Since 2013, we have seen, and may continue to see, an increase in our benefit costs as policies with reinsurance coverage exhaust their benefits or terminate and policies which are not covered by reinsurance go on claim. Over time, affordable or any reinsurance may not continue to be available.
In December 2025, the NAIC adopted an amendment to the Accounting Practices and Procedures Manual which requires combining reinsurance contracts that include both yearly renewable term reinsurance and coinsurance portions to be evaluated for risk transfer on an overall basis (as well as for each component individually). This amendment is effective immediately for new and amended contracts, and subject to reporting on or before December 31, 2026 for existing contracts. We have one reinsurance contract to which this would apply and are actively working to restructure the agreement to comply with this amendment on or before December 31, 2026. However, if we are unable to restructure the agreement or at acceptable terms, this would have an adverse effect on our statutory results and financial condition.
A decrease in the volume of high loan-to-value home mortgage originations or an increase in the volume of mortgage insurance cancellations could result in a decline in Enact Holdings’ revenue.
Enact Holdings provides mortgage insurance primarily for high loan-to-value mortgages, a decline in the volume of which would reduce the demand for mortgage insurance. Factors that could lead to a decrease in the volume of high loan-to-value mortgage originations include, but are not limited to:
•an increase in home mortgage interest rates;
•limitations on the tax benefits of homeownership and mortgage interest;
•implementation of more rigorous mortgage lending regulation;
•a decline in economic conditions generally, or in conditions in regional and local economies;
•events outside of Enact Holdings’ control, including natural and man-made disasters and pandemics adversely affecting housing markets and home buying;
•the level of consumer confidence, which may be adversely affected by economic instability, war or terrorist events;
•an increase in the price of homes relative to income levels;
•a lack of housing supply at lower home prices;
•adverse population trends, including lower homeownership rates;
•high rates of home price appreciation, which for refinancings affect whether refinanced loans have loan-to-value ratios that require mortgage insurance; and
•changes in government housing policy encouraging loans to first-time home buyers.
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
•declining interest rates, which may result in the refinancing of the mortgages underlying the insurance policies with new mortgage loans that may not require mortgage insurance or that Enact Holdings does not insure;
•customer concentration levels with certain customers that actively market refinancing opportunities to their existing borrowers;
•significant appreciation in the value of homes, which causes the unpaid balance of the mortgage to decrease below 80% of the value of the home and enables the borrower to request cancellation of the mortgage insurance; and
•changes in mortgage insurance cancellation requirements or procedures of the GSEs or under applicable law.
Enact Holdings has experienced elevated persistency since 2022 primarily as a result of the higher interest rate environment in response to inflationary pressures. Higher persistency on certain higher-risk products could have a material adverse effect if claims generated by such products increase, while a decrease in persistency generally would reduce the amount of Enact Holdings’ insurance in-force.
A decline in the volume of high loan-to-value mortgage originations, changes in the methodology by which servicers determine the cancellation dates of mortgage insurance and changes in persistency could have a material adverse effect on Enact Holdings and our financial condition and results of operations.
The amount of mortgage insurance written by Enact Holdings could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected.
There are a variety of alternatives to private mortgage insurance that may reduce the amount of mortgage insurance written by Enact Holdings. These alternatives include:
•originating mortgages that consist of two simultaneous loans, known as “simultaneous seconds,” comprising a first mortgage with a loan-to-value ratio of 80% and a simultaneous second mortgage for the excess portion of the loan, instead of a single mortgage with a loan-to-value ratio of more than 80%;
•using government mortgage insurance programs;
•holding mortgages in the lenders’ own loan portfolios and self-insuring;
•using programs, such as those offered by Fannie Mae and Freddie Mac in the United States, requiring lower mortgage insurance coverage levels;
•originating and securitizing loans in mortgage-backed securities whose underlying mortgages are not insured with private mortgage insurance or which are structured so that the risk of default lies with the investor, rather than a private mortgage insurer; and
•using risk-sharing insurance programs, credit default swaps or similar instruments, instead of private mortgage insurance, to transfer credit risk on mortgages.
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
Certain of Enact Holdings’ customers commit Enact Holdings to insure loans that use its pre-established guidelines under delegated underwriting authority. Delegated underwriting represented approximately 73% and 71% of Enact Holdings’ total new insurance written by loan count for the years ended December 31, 2025 and 2024, respectively. Once a customer is accepted into Enact Holdings’ delegated underwriting program, a loan originated by that customer is generally insured without validating the accuracy of the data submitted, investigating for fraud or reviewing to ensure the customer followed the pre-established delegated underwriting guidelines. Under this program, it is possible a customer could commit Enact Holdings to insure a material number of loans that would fail Enact Holdings’ pre-established guidelines for delegated underwriting but pass its model, among other criteria, before Enact Holdings discovers the problem and terminates the customer’s delegated underwriting authority. Although coverage on such loans may be rescindable or otherwise limited under the terms of Enact Holdings’ master policies, the burden of establishing the right to rescind or deny coverage lies with the insurer. To the extent that Enact Holdings’ customers exceed their delegated underwriting authorities, our business, results of operations and financial condition could be materially adversely affected.
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
Medical advances, such as genetic research and diagnostic imaging, emerging new technology, including artificial intelligence and related legislation, could materially adversely affect the financial performance of our life insurance, long-term care insurance and annuity products.
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
Being able to access and use the medical information (including the results of genetic research, diagnostic testing and artificial intelligence methodologies) known to CareScout Insurance’s prospective policyholders and our legacy insurance subsidiaries’ policyholders at the time their products were priced is important to ensure that an underwriting risk assessment matches the anticipated risk priced into our life and long-term care insurance products, as well as our annuity products. Currently, there are some state level restrictions related to an insurer’s access and use of genetic information, and periodically new genetic testing legislation is being introduced. However, further restrictions on the access and use of such medical information could create a mismatch between an assessed risk and the product pricing for CareScout Insurance. Such a mismatch has the potential to increase product pricing causing a decrease in sales to lower risk individuals resulting in higher risk individuals becoming the more likely buyer. In addition, it is possible that regulators may enforce anti-

discrimination provisions even when medical information is available that indicates a purchaser is at higher risk. The net result of this could cause a deterioration in the risk profile of our CareScout Insurance portfolio which could lead to payments to our policyholders and contractholders that are materially higher than anticipated. Any of these events could materially adversely affect our business, results of operations and financial condition.
In addition to earlier diagnosis or knowledge of disease risk, medical advances may also lead to newer forms of preventive care which could improve an individual’s overall health and/or longevity. If this were to occur, the duration of payments made by our legacy insurance subsidiaries under certain forms of life insurance policies or annuity contracts would likely increase thereby reducing our profitability on those products. Conversely, slower progressing medical advances, particularly in the areas of cognitive decline, could adversely impact our long-term care insurance products as policyholders may remain on claim for a long period of time resulting in higher severity and duration of claims.
Other Emerging Risks
Other emerging risks, such as the occurrence of natural or man-made disasters, including geopolitical tensions and war; a public health emergency, including pandemics; climate change; or unknown risks and uncertainties associated with artificial intelligence could materially adversely affect our business, financial condition and results of operations.
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, floods, wildfires, tornadoes and other extreme weather events, many of which could be exacerbated by climate change. Increasing geopolitical tensions and war (including the Russian invasion of Ukraine, instability in the Middle East and economic competition between the United States and China, among others) could impact the economic environment, result in escalating trade wars and reduce available resources or increase costs due to supply chain impacts or trade policies, including increasing tariffs and restricting oil supply and/or increasing the price of oil. The risk of a public health emergency, including from a pandemic, exposes us to risks similar to those experienced during the coronavirus pandemic (“COVID-19”). A future natural or man-made disaster could disrupt our computer systems and our ability to conduct or process business, as well as lead to unexpected changes in mortgage borrower, policyholder and contractholder behavior. We are also exposed to the continued threat of terrorism, military actions and other man-made disasters, which may cause significant volatility in global financial markets and could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas, as well as an adverse effect on home prices in those areas, which could result in increased loss experience in our mortgage insurance subsidiaries. Disasters or a public health emergency, including a pandemic, could also disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.
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
Item 1C. Cybersecurity
We have identified technology and cybersecurity risk as some of the most significant risk types to our business. Related to these identified risk types, we have classified our top risks and report them to both senior management and the risk committee of Genworth Financial’s Board of Directors, which in turn reports to the Board of Directors. For additional information regarding the risks associated with these matters, see “Item 1A—Risk Factors.”

Risk Management and Strategy
Genworth’s risk management framework recognizes the significant operational risk, including risk of losses, from cybersecurity incidents and the importance of a strong cybersecurity program for effective risk management. As part of our overall risk management, we have implemented a formal Data Security and Cybersecurity Program (the “DSCP”) which sets policy expectations, ensures broad coverage over technology and cybersecurity risks, integrates the Technology Risk Management Framework into our broader risk management systems, establishes clear roles and governance, and aligns control expectations to the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. Under the DSCP, we have processes for identifying, assessing, escalating and managing technology and cybersecurity risk. The DSCP employs various controls and policies to secure our operations and information, which include monitoring, reporting, managing and remediating cybersecurity threats and incidents. Key features of the DSCP include access controls, security training, system security testing, dedicated security personnel, security event monitoring and regular consultation with third-party data security experts. Through a cross-functional team, we assess and mitigate risks associated with our third-party providers and have processes in place to regularly monitor and evaluate cybersecurity risks, threats and incidents associated with the use of third-party providers, as well as monitoring rights, as appropriate. Our information security team, overseen by our Chief Information Security Officer (“CISO”), conducts annual, role-based information security awareness training for employees. We also conduct periodic cybersecurity awareness training with management and the Board of Directors, including regular cybersecurity preparedness and response exercises. In addition, the DSCP includes an incident response plan, which coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to assess the materiality of the incident, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal reporting and other obligations and to mitigate reputational damage. We also carry insurance that provides protection against certain losses arising from a cybersecurity incident.
Additionally, we have procedures set forth in the DSCP for reporting and responding to potential cybersecurity incidents as well as determining applicable disclosure requirements, including timely incident reporting. As of the date of this report, no known cybersecurity threats have had or, in our assessment, are reasonably likely to have a material adverse effect on our business strategy, results of operations or financial condition. See “Item 1A—Risk Factors—Our computer systems, as well as those of our third-party service providers, have experienced failures or security compromises in the past and may do so again in the future, including as a result of cybersecurity incidents; we may experience issues from new and complex technology methodologies such as artificial intelligence; and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, any of which could expose confidential information such as personal information of our customers or employees, damage our reputation, impair our ability to conduct business effectively, result in enforcement action or litigation, and materially adversely affect our business, financial condition and results of operations.”
Governance
Our Board of Directors recognizes the importance of maintaining the privacy and security of customer information, as well as the availability and integrity of our systems, and consequently dedicates meaningful time and attention to the oversight of cybersecurity risk. In light of these risks, our Board of Directors is actively engaged in the oversight of the Company’s technology, which includes periodic briefings on cybersecurity threats and participation in cybersecurity preparedness exercises. Our Board of Directors has established a technology committee to assist in its oversight responsibilities relating to Genworth’s technology initiatives, strategy, investments and innovation, and the DSCP. Furthermore, under its charter, the Board’s risk committee has primary responsibility for technology and cybersecurity risk oversight. In this capacity, the risk committee oversees the Company’s processes for identifying, assessing and managing technology and cybersecurity risk, including a risk-based escalation process, which requires that the risk committee be notified by management and, as necessary, receive regular briefings on the matter, and work with management, including Genworth’s CISO and Chief Risk Officer (“CRO”), to assess and manage the risk and implement the Company’s response to the incident, as appropriate.
Genworth’s Chief Information Officer (“CIO”), CISO and CRO, all members of management, support the cybersecurity risk oversight responsibilities of the Board and its committees and involve relevant management personnel in cybersecurity risk management. The technology committee receives regular reports from the CIO on technology initiatives and strategy, periodically reviews and oversees Genworth’s DSCP and receives regular updates, at least annually, related to data security and cybersecurity matters from the CISO. The risk committee receives periodic reports from the CRO on the Company’s risks related to technology and cybersecurity. Additionally, the CRO follows a formal risk-based escalation process to notify the risk committee outside of the regular reporting cycle when actual or potential substantive cybersecurity risks or issues are identified.

Genworth’s CISO is an information technology and security professional with over 25 years of experience and 15 years of service at Genworth. In his more than 25 years of experience, he has held roles in information technology infrastructure administration, information technology infrastructure, security consulting and security administration. He received a Bachelor of Science Degree in Business Administration from Regent University and is a Certified Information Systems Security Professional (CISSP).
Genworth’s CRO has served in technology and risk management leadership roles for over 20 years, including oversight of enterprise risk management and operational risk, as well as oversight for financial reporting systems, operational and technology systems, and testing and quality assurance programs. He received a Bachelor of Science Degree in Decision Support Systems from Virginia Polytechnic Institute (Virginia Tech) and graduated from the Tuck Global Executive Leadership Program through Dartmouth in 2020. For more information about our CRO, see “Part III—Item 10—Directors, Executive Officers and Corporate Governance.”
Genworth’s CIO has served in technology leadership roles for over 30 years, including oversight of technology strategy, business development, modernization and cybersecurity matters. He received a Bachelor of Science Degree in Finance from Virginia Commonwealth University. For more information about our CIO, see “Part III—Item 10—Directors, Executive Officers and Corporate Governance.”
Item 2. Properties
Genworth leases a 174,000 square foot facility for use as its corporate headquarters in Richmond, Virginia and owns one facility in Lynchburg, Virginia with approximately 210,000 square feet, both of which are used by our Closed Block segment. In addition, Genworth leases 11,000 square feet in Lynchburg, Virginia, and another 154,000 square feet of office space in four locations throughout the United States. One of Genworth’s international subsidiaries leases approximately 4,000 square feet of office space in Mexico. Enact Holdings leases its headquarters facility in Raleigh, North Carolina, which consists of approximately 130,000 square feet, and leases one other office space of approximately 2,000 square feet in Washington, D.C.
On December 11, 2025, Genworth sold its former headquarters facility in Richmond, Virginia, for a pre-tax gain of approximately $9 million. Prior to the sale, the asset group was classified as held-for-sale and was included within other assets in our consolidated balance sheet as of December 31, 2024.
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
Our Common Stock is listed on the New York Stock Exchange under the symbol “GNW.” As of February 24, 2026, we had 397 holders of record of our Common Stock.
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

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Genworth Financial
S&P 500 Index
S&P 500 Insurance Index
S&P SmallCap 600 Index
S&P SmallCap 600 Insurance Index

	2020	2021	2022	2023	2024	2025
Genworth Financial, Inc.	$100.00	$107.14	$139.95	$176.72	$184.92	$238.89
S&P 500®	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P 500 Insurance Index	$100.00	$132.12	$145.50	$158.97	$201.61	$209.85
S&P SmallCap 600 Index	$100.00	$126.82	$106.40	$123.48	$134.22	$142.30
S&P SmallCap 600 Insurance Index	$100.00	$105.02	$87.62	$95.14	$122.56	$144.09

Dividends
In November 2008, Genworth Financial’s Board of Directors suspended the payment of dividends to its shareholders indefinitely. In 2025, Genworth Financial finalized purchases under its share repurchase program that began in 2022, and its Board of Directors approved a new share repurchase program. Any amounts used for the purpose of returning capital to Genworth Financial’s shareholders, including share repurchases or dividends if a new dividend policy is ultimately approved, will be dependent on many factors. These factors will include, in addition to any other factors that may arise in the future, the receipt of dividends and/or other returns of capital from Enact Holdings, Genworth’s operating results and financial condition, legal requirements, regulatory constraints, debt obligations of Genworth Holdings and Enact Holdings, our credit and financial strength ratings, the capital requirements of our subsidiaries, including for future growth, and other factors Genworth Financial’s Board of Directors deems relevant. In addition, we cannot assure you when, whether or at what level we will resume paying dividends on Genworth Financial’s common stock.
See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
Issuer Purchases of Common Stock
The following table sets forth information regarding Genworth Financial’s share repurchases during the three months ended December 31, 2025:

(Dollar amounts in millions, except per share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar amount of shares that may yet be purchased under the program (1)
October 1, 2025 through October 31, 2025	3,302,403	$8.76	3,302,403	$325
November 1, 2025 through November 30, 2025	5,251,328	$8.57	5,251,328	$280
December 1, 2025 through December 31, 2025	2,292,660	$8.72	2,292,660	$260
Total	10,846,391		10,846,391
_____________
(1)On May 2, 2022, Genworth Financial’s Board of Directors authorized a share repurchase program under which Genworth Financial could repurchase up to $350 million of its outstanding common stock. On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under this existing program. Genworth Financial completed the repurchase of shares under the July 2023 authorization in October 2025. On September 18, 2025, Genworth Financial announced that its Board of Directors had authorized a new share repurchase program under which Genworth Financial may purchase up to $350 million of its outstanding common stock. Under the new program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time. For additional information on the share repurchase programs, including certain repurchases made subsequent to periods provided in the chart above, see “Part II— Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in “Item 8—Financial Statements and Supplementary Data.”
Item 7 of our Annual Report on Form 10-K generally discusses year-to-year comparisons between the years ended December 31, 2025 and 2024. In addition, this Form 10-K also includes discussions of information related to 2023 and year-to-year comparisons between 2024 and 2023 for our Closed Block segment, which has been recast to reflect the change in our reportable segments. All other detailed comparative discussions between 2024 and 2023 that were not impacted by the change in reportable segments, including our Enact segment, can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
Our business
Genworth Financial offers mortgage insurance products through its majority-owned subsidiary, Enact Holdings, a leading provider of private mortgage insurance in the United States through its mortgage insurance subsidiaries. Genworth Financial also has start-up businesses whereby it offers fee-based services, advice, consulting and other aging-care services through CareScout Services and long-term care insurance products through CareScout Insurance. Genworth Financial’s legacy insurance subsidiaries no longer offer or sell long-term care insurance, life insurance or annuity products. However, these subsidiaries continue to service and manage their in-force blocks of business and may still issue a limited number of certificates under existing group long-term care insurance policies.
We report our business results through two segments: Enact and Closed Block. In addition to our two reportable segments, we disclose other business activities and operating results in Corporate and Other, including our start-up businesses, CareScout Services and CareScout Insurance.
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
•Policy fees and other income. Policy fees and other income consist primarily of fees assessed against policyholder and contractholder account values, surrender charges, cost of insurance assessed on universal and term universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker-dealer commission revenues, fee revenue from contract underwriting services and other fees.
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
•Net income (loss) attributable to noncontrolling interests. Net income (loss) attributable to noncontrolling interests represents third-party ownership interests in income (loss) of Enact Holdings, a consolidated subsidiary of Genworth Financial.

Consolidated Results of Operations
The following table sets forth the consolidated results of operations for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Revenues:
Premiums	$3,499	$3,480	$3,636	$19	1%	$(156)	(4)%
Net investment income	3,125	3,160	3,183	(35)	(1)%	(23)	(1)%
Net investment gains (losses)	59	13	23	46	NM⁽¹⁾	(10)	(43)%
Policy fees and other income	618	642	646	(24)	(4)%	(4)	(1)%
Total revenues	7,301	7,295	7,488	6	—%	(193)	(3)%
Benefits and expenses:
Benefits and other changes in policy reserves	4,821	4,766	4,783	55	1%	(17)	—%
Liability remeasurement (gains) losses	313	153	587	160	105%	(434)	(74)%
Changes in fair value of market risk benefits and associated hedges	3	(13)	(12)	16	123%	(1)	(8)%
Interest credited	386	453	503	(67)	(15)%	(50)	(10)%
Acquisition and operating expenses, net of deferrals	1,009	977	942	32	3%	35	4%
Amortization of deferred acquisition costs and intangibles	231	249	264	(18)	(7)%	(15)	(6)%
Interest expense	105	115	118	(10)	(9)%	(3)	(3)%
Total benefits and expenses	6,868	6,700	7,185	168	3%	(485)	(7)%
Income (loss) from continuing operations before income taxes	433	595	303	(162)	(27)%	292	96%
Provision (benefit) for income taxes	84	158	104	(74)	(47)%	54	52%
Income (loss) from continuing operations	349	437	199	(88)	(20)%	238	120%
Income (loss) from discontinued operations, net of taxes	1	(10)	—	11	110%	(10)	NM⁽¹⁾
Net income (loss)	350	427	199	(77)	(18)%	228	115%
Less: net income (loss) attributable to noncontrolling interests	127	128	123	(1)	(1)%	5	4%
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$223	$299	$76	$(76)	(25)%	$223	NM⁽¹⁾
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
Use of non-GAAP measures
Reconciliation of net income (loss) to adjusted operating income (loss)
Our chief operating decision maker (“CODM”) evaluates performance and allocates resources based on a non-GAAP financial measure entitled “adjusted operating income (loss).” Our CODM evaluates adjusted operating income (loss) as a key measure to assess performance and support new business initiatives because the measure more accurately reflects overall operating performance, as it minimizes the impact of macroeconomic volatility. Our legacy insurance subsidiaries, which comprise our Closed Block segment, are managed on a standalone basis; therefore, we do not allocate capital to our Closed Block segment.
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

The following table presents a reconciliation of net income (loss) to adjusted operating income (loss) for the years ended December 31:

(Amounts in millions)	2025	2024	2023
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$223	$299	$76
Add: net income (loss) attributable to noncontrolling interests	127	128	123
Net income (loss)	350	427	199
Less: income (loss) from discontinued operations, net of taxes	1	(10)	—
Income (loss) from continuing operations	349	437	199
Less: net income (loss) from continuing operations attributable to noncontrolling interests	127	128	123
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	222	309	76
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(62)	(17)	(25)
Changes in fair value of market risk benefits attributable to changes in interest rates, equity markets and associated hedges (2)	(5)	(43)	(22)
(Gains) losses on early extinguishment of debt, net (3)	(1)	2	(2)
Expenses related to restructuring	—	12	4
Taxes on adjustments (4)	(10)	10	10
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$144	$273	$41
_____________
(1)For the years ended December 31, 2025, 2024 and 2023, net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $3 million, $4 million and $2 million, respectively.
(2)Changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(8) million, $(30) million and $(10) million for the years ended December 31, 2025, 2024 and 2023, respectively.
(3)(Gains) losses on early extinguishment of debt were net of the portion attributable to noncontrolling interests of $2 million for the year ended December 31, 2024.
(4)The year ended December 31, 2025 included a $24 million tax benefit related to a release of a portion of the valuation allowance on certain deferred tax assets.

Earnings (loss) per share
The following table provides basic and diluted earnings (loss) per common share for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.54	$0.71	$0.16	$(0.17)	(24)%	$0.55	NM⁽¹⁾
Diluted	$0.54	$0.70	$0.16	$(0.16)	(23)%	$0.54	NM⁽¹⁾
Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.54	$0.69	$0.16	$(0.15)	(22)%	$0.53	NM⁽¹⁾
Diluted	$0.54	$0.68	$0.16	$(0.14)	(21)%	$0.52	NM⁽¹⁾
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.35	$0.63	$0.09	$(0.28)	(44)%	$0.54	NM⁽¹⁾
Diluted	$0.35	$0.62	$0.09	$(0.27)	(44)%	$0.53	NM⁽¹⁾
Weighted-average common shares outstanding:
Basic	409.0	433.9	468.8
Diluted	414.0	439.4	474.9
_____________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including performance stock units, restricted stock units and other equity-based awards.
The following table presents a summary of adjusted operating income (loss) for our segments and Corporate and Other for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Enact segment	$558	$585	$552	$(27)	(5)%	$33	6%
Closed Block segment:
Long-term care insurance	(326)	(176)	(242)	(150)	(85)%	66	27%
Life insurance	(66)	(94)	(275)	28	30%	181	66%
Annuities	75	56	87	19	34%	(31)	(36)%
Closed Block segment	(317)	(214)	(430)	(103)	(48)%	216	50%
Corporate and Other	(97)	(98)	(81)	1	1%	(17)	(21)%
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$144	$273	$41	$(129)	(47)%	$232	NM⁽¹⁾
_______________________
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
2025 compared to 2024
•Net income in 2025 and 2024 was $223 million and $299 million, respectively, and adjusted operating income was $144 million and $273 million, respectively.
•Enact segment
•Adjusted operating income decreased primarily due to lower reserve releases and higher new delinquencies, partially offset by higher net investment income and lower operating expenses in 2025.
•Closed Block segment
•The adjusted operating loss in our long-term care insurance products increased primarily driven by unfavorable cash flow assumption updates in 2025 compared to favorable updates in 2024, net insurance recoveries of $22 million in 2024 that did not recur and aging of the in-force block. These adverse developments were partially offset by higher limited partnership income and a $21 million gain related to a third-party reinsurance recapture in 2025.
•The adjusted operating loss in our life insurance products decreased largely due to continued block runoff.
•Adjusted operating income in our annuity products increased primarily from favorable assumption updates of $20 million in 2025 largely related to mortality assumptions compared to unfavorable updates of $14 million in 2024 largely related to lapse assumptions, partially offset by lower spread income in 2025 driven mostly by block runoff.
•Corporate and Other
•The adjusted operating loss decreased primarily from a $17 million tax benefit related to a release of a portion of the valuation allowance on certain deferred tax assets, mostly offset by higher expenses related to CareScout growth initiatives in 2025.
2024 compared to 2023
•Net income in 2024 and 2023 was $299 million and $76 million, respectively, and adjusted operating income was $273 million and $41 million, respectively.
•Enact segment
•Adjusted operating income increased primarily attributable to higher net investment income and premiums, partially offset by higher new delinquencies in 2024.
•Closed Block segment
•The adjusted operating loss in our long-term care insurance products decreased primarily driven by lower liability remeasurement losses, net insurance recoveries and higher income from limited partnerships, partially offset by lower renewal premiums in 2024.
•The adjusted operating loss in our life insurance products decreased primarily from liability remeasurement gains in 2024 compared to losses in 2023, partially offset by lower premiums and a less favorable change in reserves in 2024 in our term life insurance products related to block runoff.
•Adjusted operating income in our annuity products decreased primarily from unfavorable assumption updates of $14 million in 2024 largely related to lapse assumptions compared to favorable assumption updates in 2023 and lower net spreads primarily related to block runoff.

•Corporate and Other
•The adjusted operating loss increased primarily from higher expenses related to CareScout growth initiatives, partially offset by a higher benefit for income taxes in 2024.

Significant Developments and Key Highlights
Enact segment
•Mortgage insurance portfolio. Enact’s primary persistency rate remained slightly elevated at 82% during 2025, though down from 83% during 2024. Elevated persistency and an increase in new insurance written led to primary insurance in-force growth of $4.3 billion in 2025.
•Loss performance. Enact recorded pre-tax net reserve releases of $200 million in 2025 primarily related to strong cure performance and loss mitigation activities, compared to pre-tax reserve releases of $252 million in 2024.
•PMIERs compliance. Enact’s PMIERs sufficiency ratio was 162% or $1,919 million above the PMIERs requirements as of December 31, 2025.
•Liquidity and financial flexibility. On September 30, 2025, Enact Holdings entered into a $435 million five-year unsecured revolving credit facility (“2025 Credit Facility”), which replaced the previous $200 million revolving credit facility dated June 30, 2022 (“2022 Credit Facility”). The 2025 Credit Facility remained undrawn as of December 31, 2025.
•New share repurchase program. On February 3, 2026, Enact Holdings announced the authorization of a new share repurchase program under which it may repurchase up to $500 million of its common stock.
Closed Block segment
•Long-term care insurance in-force management actions
•Based on our current updated assumptions, we estimate that the cumulative economic benefit of approved rate increases and benefit reductions from 2012 through 2025 was approximately $34.5 billion, on a net present value basis. This reflects meaningful progress toward our latest estimate of approximately $39.5 billion total net present value included in our multi-year in-force rate action plan, and an estimated $5.0 billion remaining to be achieved, based on our current updated assumptions.
•Annual assumption reviews
•Long-term care insurance. Our long-term care insurance products had an unfavorable pre-tax impact of $47 million from our annual review of cash flow assumptions in the fourth quarter of 2025. Unfavorable benefit utilization and healthy life assumption updates were largely offset by favorable assumption updates reflecting in-force rate action approval experience and benefit reductions as well as favorable claim termination assumption updates. See “—Critical Accounting Estimates—Liability for future policy benefits” for additional information on the impact of changes in our long-term care insurance cash flow assumptions.
•Life insurance. As part of our annual review of cash flow assumptions in the fourth quarter of 2025, our universal and term universal life insurance products had a favorable pre-tax impact of $15 million reflecting updates to interest rate assumptions given the recent rate environment. See “—Critical Accounting Estimates—Policyholder account balances—additional insurance liabilities” for additional information on the impact of changes in our life insurance cash flow assumptions.
•Annuities. As part of our annual review of cash flow assumptions in the fourth quarter of 2025, our annuity products had a favorable pre-tax impact of $25 million to adjusted operating income primarily from fixed annuity mortality assumption updates.
•Capital of legacy insurance subsidiaries
•As of December 31, 2025, the consolidated RBC ratio on a company action level basis of our legacy insurance subsidiaries was approximately 300%, down from 306% as of December 31, 2024 primarily due to higher required capital as our limited partnership portfolio grows, partially offset by statutory earnings in 2025.
Capital and liquidity
•Holding company liquidity. Genworth Holdings had $234 million of unrestricted cash and cash equivalents as of December 31, 2025, which included approximately $127 million of cash held for future obligations, including advance cash payments from our subsidiaries.
•Share repurchases. During 2025, Genworth Financial executed $245 million of share repurchases, before excise taxes and other associated costs. On September 18, 2025, Genworth Financial announced that its Board of Directors had authorized a new share repurchase program under which Genworth Financial may purchase up to $350 million of its outstanding common stock.
•Capital returns. During 2025, Genworth Holdings received $407 million of capital returns from Enact Holdings. Enact Holdings expects to return approximately $500 million of capital to its shareholders in 2026. Based on our approximately 81% ownership, we expect to receive approximately $405 million in capital returns from Enact Holdings for the full year 2026.
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
Macroeconomic environment
Throughout 2025, the U.S. economy was subject to significant volatility and uncertainty, largely related to changing economic policies, including new and variable tariffs, continued inflationary pressure, the U.S. federal government shutdown, and certain domestic and geopolitical tensions. The ancillary effects of these factors on the domestic and global economies could materially impact the U.S. housing market and Enact’s business.
The U.S. Bureau of Labor Statistics reported that the Consumer Price Index decreased to 2.7% year-over-year in December 2025 compared to 2.9% year-over-year in December 2024. The unemployment rate increased to 4.4% in December 2025 compared to 4.1% in December 2024.
Purchase originations in the U.S. mortgage origination market remained relatively slow in response to elevated mortgage rates. Over the past few years, housing affordability has deteriorated as elevated mortgage rates and home price appreciation outpaced median family income, according to the National Association of Realtors Housing Affordability Index. Affordability pressures eased slightly toward the end of 2025 as mortgage rates began to decline and national home price growth has slowed, according to the FHFA Monthly Purchase-Only House Price Index (seasonally adjusted).
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
Competitive environment
The U.S. private mortgage insurance industry is highly competitive. Enact Holdings’ market share is influenced by the execution of its go to market strategy, including but not limited to, pricing competitiveness relative to its peers and its selective participation in forward commitment transactions. Enact continues to manage the quality of new business through pricing and its underwriting guidelines, which are modified from time to time when circumstances warrant. The market and underwriting conditions, including the mortgage insurance pricing environment, are within Enact’s risk-adjusted return appetite, enabling it to write new business at returns it views as attractive.
Mortgage insurance portfolio
New insurance written of $51.5 billion in 2025 increased 1% compared to 2024. Changes in new insurance written are primarily impacted by the size of the mortgage insurance market and Enact’s market share. Enact’s primary persistency rate decreased to 82% during 2025 compared to 83% during 2024. Persistency remained slightly elevated due to high interest rates but decreased compared to 2024 due to rate volatility throughout 2025. Elevated persistency and modest new insurance written growth led to an increase in primary insurance in-force of $4.3 billion, or 2%, since December 31, 2024.
Net earned premiums in 2025 were consistent with 2024 as higher average insurance in-force and higher assumed premiums were offset by higher ceded premiums and slightly lower average premium rates.
Loss experience
Enact’s loss ratio was 11% for the year ended December 31, 2025 compared to 4% for the year ended December 31, 2024. Both periods were impacted by net favorable reserve adjustments due to strong cure performance and loss mitigation activities. Enact released reserves of $200 million in 2025, the majority of which were related to prior year delinquencies. A portion of the releases also related to lower expected claim rates on 2025 delinquencies reflecting sustained favorable cure performance and current market expectations. This compares to reserve releases of $252 million in 2024 primarily on delinquencies from prior years.
New primary delinquencies in 2025 increased slightly compared to 2024 primarily due to the normal loss development pattern on newer books of business. New primary delinquencies of 50,481 contributed $299 million of loss expense in 2025, while Enact incurred $287 million of loss expense from 48,537 new primary delinquencies in 2024. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions.
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
Reinsurance transactions
During 2025, Enact executed excess of loss reinsurance transactions that provide approximately $225 million of reinsurance coverage on a portion of new insurance written for the 2025 book year, and $260 million and $170 million of coverage on a portion of expected new insurance written for the 2026 and 2027 book years, respectively. Enact also entered into a quota share reinsurance agreement with a panel of reinsurers under which it will cede approximately 34% of a portion of its expected new insurance written for the 2027 book year. See note 7 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional details on Enact’s reinsurance transactions. Enact may execute future credit risk transfer transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements in response to potential changes in performance and PMIERs requirements over time.

Capital requirements
As of December 31, 2025, EMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, EMICO’s domestic insurance regulator, was approximately 10.1:1, compared with a risk-to-capital ratio of 10.5:1 as of December 31, 2024. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.
Under PMIERs, Enact is subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. As of December 31, 2025, Enact had estimated available assets of $5,015 million against $3,096 million net required assets under PMIERs, compared to available assets of $5,095 million against $3,043 million net required assets as of December 31, 2024. The sufficiency ratio as of December 31, 2025 was 162% or $1,919 million above the PMIERs requirements, compared to 167% or $2,052 million above the PMIERs requirements as of December 31, 2024. Enact’s PMIERs required assets benefited from a reinsurance credit of $1,932 million and $1,885 million as of December 31, 2025 and 2024, respectively, related to third-party reinsurance transactions. Enact’s PMIERs required assets as of December 31, 2024 benefited $28 million from the application of a 0.30 multiplier applied to the risk-based required asset amount factor for certain non-performing loans as defined under PMIERs. Per guidance released by the GSEs, use of the multiplier was discontinued effective March 31, 2025.
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
Capital returns
EMICO paid dividends to Enact Holdings during each quarter of 2025 that support Enact Holdings’ ability to return capital to shareholders. On May 1, 2024, Enact Holdings announced the approval by its board of directors of a share repurchase program under which Enact Holdings could repurchase up to $250 million of its common stock. Enact Holdings completed the repurchase of shares under this authorization in the second quarter of 2025. On April 30, 2025, Enact Holdings announced the authorization of a new share repurchase program that allows for the repurchase of up to an additional $350 million of its common stock. Genworth Holdings entered into an agreement with Enact Holdings to participate in the share repurchase program in order to maintain its ownership interest in Enact Holdings. In addition to its share repurchase program, Enact Holdings pays a quarterly dividend. As the majority shareholder, Genworth Holdings received $407 million of capital returns from Enact Holdings during 2025, comprised of $309 million of share repurchases and $98 million of quarterly dividends.
On February 3, 2026, Enact Holdings announced the authorization of a new share repurchase program under which it may repurchase up to $500 million of its common stock. Genworth Holdings entered into an agreement with Enact Holdings to participate in the new share repurchase program in order to maintain its ownership interest in Enact Holdings.

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

Segment results of operations
The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2023	2025 vs. 2024
Revenues:
Premiums	$980	$980	$957	$—	—%
Net investment income	266	240	208	26	11%
Net investment gains (losses)	(16)	(22)	(14)	6	27%
Policy fees and other income	5	4	2	1	25%
Total revenues	1,235	1,202	1,153	33	3%
Benefits and expenses:
Benefits and other changes in policy reserves	110	39	27	71	182%
Acquisition and operating expenses, net of deferrals	208	224	212	(16)	(7)%
Amortization of deferred acquisition costs and intangibles	9	10	11	(1)	(10)%
Interest expense	50	51	52	(1)	(2)%
Total benefits and expenses	377	324	302	53	16%
Income (loss) from continuing operations before income taxes	858	878	851	(20)	(2)%
Provision (benefit) for income taxes	184	190	186	(6)	(3)%
Income (loss) from continuing operations	674	688	665	(14)	(2)%
Less: net income (loss) attributable to noncontrolling interests	127	128	123	(1)	(1)%
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	547	560	542	(13)	(2)%
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	13	18	12	(5)	(28)%
(Gains) losses on early extinguishment of debt, net (2)	—	9	—	(9)	(100)%
Expenses related to restructuring	1	4	—	(3)	(75)%
Taxes on adjustments	(3)	(6)	(2)	3	50%
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$558	$585	$552	$(27)	(5)%
_______________________
(1)For the years ended December 31, 2025, 2024 and 2023, net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $3 million, $4 million and $2 million, respectively.
(2)For the year ended December 31, 2024, (gains) losses on the early extinguishment of debt were net of the portion attributable to noncontrolling interests of $2 million.
2025 compared to 2024
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
Adjusted operating income decreased primarily due to lower reserve releases and higher new delinquencies, partially offset by higher net investment income and lower operating expenses in 2025.
Revenues
Premiums were flat as insurance-in force growth and higher assumed premiums were offset by higher ceded premiums and slightly lower average premium rates in 2025.
Net investment income increased primarily from higher investment yields and higher average invested assets in 2025.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
Benefits and other changes in policy reserves increased largely from lower reserve releases and higher new delinquencies in 2025. Both periods were impacted by favorable reserve adjustments due to strong cure performance and loss mitigation activities. Enact released reserves of $200 million in 2025, the majority of which were related to prior year delinquencies. A portion of the releases also related to lower expected claim rates on 2025 delinquencies reflecting sustained favorable cure performance and current market expectations. During 2024, Enact recorded reserve releases of $252 million.
Acquisition and operating expenses, net of deferrals, decreased primarily due to an $11 million loss in 2024 on the early redemption of Enact Holdings’ 6.50% senior notes due in August 2025 (“2025 Notes”) that did not recur. The decrease was also driven by lower restructuring expenses and operating costs in 2025.
Provision (benefit) for income taxes. The effective tax rate was 21.5% and 21.6% for the years ended December 31, 2025 and 2024, respectively, consistent with the U.S. corporate federal income tax rate.
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
The following table sets forth selected operating performance measures regarding Enact as of and for the dates indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2023	2025 vs. 2024
Primary insurance in-force	$273,147	$268,825	$262,937	$4,322	2%
Risk in-force:
Primary	$71,363	$69,985	$67,529	$1,378	2%
Pool	51	57	69	(6)	(11)%
Total risk in-force	$71,414	$70,042	$67,598	$1,372	2%
New insurance written	$51,506	$51,002	$53,081	$504	1%
2025 compared to 2024
Primary insurance in-force and risk in-force
Primary insurance in-force increased mainly from new insurance written and elevated persistency, partially offset by lapses and cancellations. The primary persistency rate was 82% and 83% for the years ended December 31, 2025 and 2024, respectively. Total risk in-force increased primarily as a result of higher primary insurance in-force.

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
The following table sets forth the loss and expense ratios for Enact for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2025	2024	2023	2025 vs. 2024
Loss ratio	11%	4%	3%	7%
Expense ratio	22%	24%	23%	(2)%
The loss ratio increased largely from lower net favorable reserve adjustments and higher new delinquencies in 2025.
The expense ratio decreased primarily due to an $11 million loss in 2024 on the early redemption of Enact Holdings’ 2025 Notes that did not recur, which increased the expense ratio by one percentage point in 2024. The decrease was also driven by lower restructuring expenses and operating costs in 2025.

Mortgage insurance loan portfolio
The following table sets forth selected financial information regarding Enact’s loan portfolio as of December 31:

(Amounts in millions)	2025	2024	2023
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$54,221	$50,318	$44,955
90.01% to 95.00%	114,315	112,362	109,227
85.01% to 90.00%	78,746	79,932	77,887
85.00% and below	25,865	26,213	30,868
Total	$273,147	$268,825	$262,937
Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$15,608	$14,428	$12,878
90.01% to 95.00%	33,260	32,686	31,781
85.01% to 90.00%	19,410	19,729	19,163
85.00% and below	3,085	3,142	3,707
Total	$71,363	$69,985	$67,529
Primary insurance in-force by FICO(1) score at origination:
Over 760	$120,093	$115,554	$110,635
740-759	44,898	43,955	43,053
720-739	37,897	37,717	37,020
700-719	29,486	29,819	29,766
680-699	20,773	21,355	21,835
660-679 (2)	11,091	11,245	11,357
640-659	5,988	6,147	6,137
620-639	2,398	2,461	2,504
<620	523	572	630
Total	$273,147	$268,825	$262,937
Primary risk in-force by FICO(1) score at origination:
Over 760	$31,186	$29,985	$28,363
740-759	11,765	11,494	11,096
720-739	10,049	9,949	9,621
700-719	7,727	7,746	7,623
680-699	5,412	5,523	5,557
660-679 (2)	2,913	2,924	2,908
640-659	1,564	1,589	1,565
620-639	615	629	635
<620	132	146	161
Total	$71,363	$69,985	$67,529
_______________________
(1)Fair Isaac Company.
(2)Loans with unknown FICO scores are included in the 660-679 category.
The FICO credit score is one indicator of a borrower’s credit quality. Enact continues to underwrite predominantly prime loan new business. Based upon FICO at loan closing, the weighted average FICO score of Enact’s primary insurance in-force was 746 as of December 31, 2025.

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
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for Enact’s loan portfolio as of December 31:

	2025	2024	2023
Primary insurance:
Insured loans in-force	950,670	962,849	974,516
Delinquent loans	24,885	23,566	20,432
Percentage of delinquent loans (delinquency rate)	2.62%	2.45%	2.10%
The delinquency rate as of December 31, 2025 increased compared to December 31, 2024 primarily due to new delinquencies exceeding cures and paid claims.
The following tables set forth primary delinquencies, direct primary case reserves and risk in-force by aged missed payment status in Enact’s loan portfolio as of December 31:

	2025
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	12,647	$104	$867	12%
4 - 11 payments	8,591	206	641	32%
12 payments or more	3,647	205	270	76%
Total	24,885	$515	$1,778	29%
_______________________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

	2024
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	12,712	$108	$849	13%
4 - 11 payments	7,701	191	545	35%
12 payments or more	3,153	173	213	81%
Total	23,566	$472	$1,607	29%
_______________________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
Total reserves as a percentage of risk in-force as of December 31, 2025 was flat compared to December 31, 2024.
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

	% of primary risk in-force as of December 31, 2025	% of direct primary case reserves as of December 31, 2025⁽¹⁾	Delinquency rate as of December 31,
			2025	2024	2023
By State:
California	12%	13%	2.84%	2.53%	2.22%
Texas	9%	9%	2.81%	2.64%	2.22%
Florida (2)	8%	13%	3.35%	3.67%	2.39%
New York (2)	5%	9%	3.38%	3.30%	3.05%
Illinois (2)	4%	5%	3.15%	2.96%	2.61%
Arizona	4%	4%	2.78%	2.35%	1.93%
Michigan	4%	3%	2.33%	2.14%	1.94%
Georgia	3%	4%	3.33%	3.02%	2.23%
North Carolina	3%	2%	2.07%	2.14%	1.56%
Pennsylvania	3%	3%	2.29%	2.17%	2.19%
_______________________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
(2)Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

	% of primary risk in-force as of December 31, 2025	% of direct primary case reserves as of December 31, 2025⁽¹⁾	Delinquency rate as of December 31,
			2025	2024	2023
By MSA or MD:
Phoenix, AZ MSA	3%	3%	2.85%	2.41%	2.01%
Chicago-Naperville, IL MD	3%	4%	3.31%	3.29%	2.88%
Atlanta, GA MSA	3%	3%	3.59%	3.02%	2.40%
Dallas, TX MD	2%	2%	2.49%	2.38%	1.92%
Houston, TX MSA	2%	3%	3.54%	3.58%	2.67%
New York, NY MD	2%	5%	3.70%	3.53%	3.60%
Washington-Arlington, DC MD	2%	2%	2.62%	2.03%	2.01%
Riverside-San Bernardino, CA MSA	2%	3%	3.53%	3.25%	2.83%
Los Angeles-Long Beach, CA MD	2%	3%	3.26%	2.65%	2.39%
Denver-Aurora-Lakewood, CO MSA	2%	1%	1.85%	1.38%	1.12%
_______________________
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

The following table sets forth the dispersion of Enact’s direct primary case reserves, primary insurance in-force and risk in-force by year of policy origination, as well as weighted average mortgage interest rate and delinquency rate as of December 31, 2025:

(Amounts in millions)	Weighted average rate(1)	% of direct primary case reserves(2)	Primary insurance in-force	% of total	Primary risk in-force	% of total	Delinquency rate
Policy Year
2008 and prior	5.36%	8%	$4,219	2%	$1,092	2%	7.96%
2009 to 2017	4.02%	7	6,503	2	1,680	2	5.08%
2018	4.86%	4	3,917	1	1,010	1	5.31%
2019	4.24%	5	9,539	4	2,499	4	3.45%
2020	3.26%	11	28,074	10	7,739	11	2.41%
2021	3.12%	19	45,945	17	12,482	17	2.63%
2022	4.89%	22	46,173	17	11,884	17	2.98%
2023	6.59%	15	38,250	14	9,967	14	2.75%
2024	6.67%	8	42,043	15	10,812	15	1.73%
2025	6.57%	1	48,484	18	12,198	17	0.32%
Total portfolio	5.21%	100%	$273,147	100%	$71,363	100%	2.62%
_______________________
(1)Average annual mortgage interest rate weighted by insurance in-force.
(2)Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
Loss reserves in policy years 2008 and prior are outsized compared to their representation of risk in-force. The size of these policy years at origination, particularly 2005 through 2008, combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses Enact will experience on these policy years, they have become a smaller percentage of its total mortgage insurance portfolio. The concentration of loss reserves has shifted to newer book years in line with changes in risk in-force. As of December 31, 2025, Enact’s 2018 and newer policy years represented approximately 96% of its primary risk in-force and 85% of its total direct primary case reserves.
The ratio of the claim paid to the current risk in-force for a loan is referred to as “claim severity.” The current risk in-force is equal to the unpaid principal amount multiplied by the coverage percentage. The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend partly upon the time required to complete foreclosure, which varies depending upon state laws. Pre-foreclosure sales, acquisitions and other early workout and claim administration actions help to reduce overall claim severity. Enact’s average primary mortgage insurance claim severity was 96%, 99% and 97% for the years ended December 31, 2025, 2024 and 2023, respectively, and was impacted by low claim volumes and lifetime home price appreciation. The average claim severities do not include the effects of agreements on non-performing loans.
Closed Block segment
We no longer solicit sales of the long-term care insurance, life insurance and annuity products included in our Closed Block segment. However, our legacy insurance subsidiaries continue to service and manage their in-force blocks of business and may still issue a limited number of certificates under existing group long-term care insurance policies.
Trends and conditions
Many factors can affect the results of our long-term care insurance, life insurance and annuity products, as further discussed below. Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Results of the products in our Closed Block segment depend significantly upon the extent to which our actual future experience is consistent with assumptions and methodologies we have used in calculating our reserves. We will continue to monitor our experience and assumptions closely and make changes to our assumptions and methodologies, as appropriate, for these products. Even small changes in assumptions or small deviations of actual experience from assumptions could have, and in the past have had, material impacts on our reserve levels, results of operations and financial condition.
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
Results of our life insurance and annuity products and the financial condition of our long-term care insurance products are also impacted by interest rates. We remeasure our liability for future policy benefits and the related reinsurance recoverables at the single-A bond rate each quarter. As a result, our reported insurance liabilities are sensitive to movements in interest rates, which will likely result in continued volatility to our reserve balances and equity. For a discussion of the potential impacts and risks associated with changes in interest rates, see “Item 1A—Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability.”
Fourth quarter assumption review
We completed the required annual review of our cash flow assumptions for our long-term care insurance, life insurance and annuity products in the fourth quarter of 2025. While our 2025 assumption review considered trends during and following the pandemic years, our updates to long-term assumptions generally exclude or adjust experience data from 2020 to 2022, as we do not have sufficient information around the long-term effects of COVID-19.
In our long-term care insurance products, we had an unfavorable pre-tax impact of $47 million from cash flow assumption updates in the fourth quarter of 2025. Unfavorable benefit utilization and healthy life assumption updates were largely offset by favorable assumption updates reflecting in-force rate action approval experience and benefit reductions as well as favorable claim termination assumption updates. Our benefit utilization assumption updates included near-term experience related to cost of care inflation, and our healthy life assumptions were updated to better align with recent mortality and incidence trends, incorporating post-COVID-19 trends. Our claim termination assumption updates also incorporated post-COVID-19 trends.
In our universal and term universal life insurance products, we had a favorable pre-tax impact of $15 million from cash flow assumption updates reflecting favorable updates to interest rate assumptions given the recent rate environment. Certain of our universal life insurance products with secondary guarantees are subject to additional reserves on a statutory basis using regulatory prescribed assumptions, including mortality improvement and the reinvestment rate. The updates to the prescribed mortality improvement assumption had a favorable impact from a statutory income (loss) perspective.
In our annuity products, we had a favorable pre-tax impact of $25 million to adjusted operating income primarily from mortality assumption updates in our fixed annuity products.
We also completed statutory cash flow testing for our legacy insurance subsidiaries in the fourth quarter of 2025 and concluded that the margin in those companies was positive.
Long-term care insurance
The results of our long-term care insurance products depend upon how our actual experience compares with our valuation assumptions, including but not limited to in-force rate actions, morbidity, mortality and persistency. Estimates for in-force rate actions reflect certain simplifying assumptions that may vary materially from actual results, including but not limited to consistent policyholder behavior over time in addition to a uniform rate of coinsurance and premium taxes. Actual policyholder behavior may differ significantly from these assumptions. Results of our long-term care insurance products are also influenced by our ability to improve investment yields and manage expenses and reinsurance, among other factors. Changes in laws or government programs, including long-term care insurance rate action legislation, regulation and/or practices, also impact our long-term care insurance products either positively or negatively.
Our actual claims experience will emerge over many years, or decades. Average claim reserves for new claims have trended higher over time as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts and higher inflation factors going on claim. Although new claim counts on certain of our oldest long-term care insurance blocks of business have reached their peak claim years and will decrease as the blocks run off, we expect overall claims costs to continue to increase as the approximately 592,000 insured individuals in our two largest blocks, Choice I and Choice II, with average attained ages of 78 and 75, respectively, reach their peak claim years, which are age 85 and over.
Additionally, we have observed an increase in the cost of care in our long-term care insurance products, due in part to elevated inflation. Increases in cost of care have resulted in higher claim payments, which could have a material adverse impact on our liquidity, results of operations and financial condition if the increases persist.
The impacts of assumption updates and actual variances from expected experience will continue to drive volatility in our long-term care insurance results, particularly for our unprofitable capped cohorts. Our profitable uncapped cohorts have had a more modest earnings impact related to assumption updates and actual variances from expected experience, to date, as a portion of the impact is reflected in current period results with the remaining majority of the impact recognized over the life of the cohort. However, we may see increased volatility as the uncapped cohorts continue to age, with more of the impact related to assumption updates and actual variances from expected experience recognized immediately in net income (loss). It is important to note that quarterly variations resulting from assumption updates and actual variances from expected experience are typically expected to be relatively small compared to the overall size of our liability for future policy benefits of $44.1 billion, at the locked-in discount rate, for our long-term care insurance products as of December 31, 2025.
In-force management actions
Given the ongoing challenges in our long-term care insurance products, we continue to pursue initiatives to improve the risk and profitability profile of our business, including premium increases and benefit reductions on our in-force policies. Executing on our multi-year long-term care insurance in-force rate action plan with premium rate increases and associated benefit reductions on our in-force long-term care insurance policies is critical to Closed Block. Although approvals in 2025 were lower than previous years due to past successes in achieving approvals, this does not impact our overall strategy for rate actions. In some cases, we received large approvals that either materially completed the current multi-year rate action plan or resulted in multi-year implementations. For an update on in-force rate actions, refer to the selected operating performance measures below.
In addition, we previously reached three legal settlements regarding alleged disclosure deficiencies in premium increases for certain long-term care insurance policies. These legal settlements covered approximately 70% of our long-term care insurance in-force in Closed Block and accelerated benefit reductions. The legal settlements resulted in an overall net favorable economic impact to our long-term care insurance products as they reduced tail risk on these long-duration liabilities.
While we expect renewal premiums to decline over time as the block runs off, benefit reductions elected by policyholders in connection with our in-force rate actions and legal settlements have accelerated that decline. However, we expect this decline to be partially offset by future approved rate actions.
We also plan to continue to offer existing, and to design and implement additional, reduced benefit options outside of in-force rate actions to enhance sustainability of our legacy insurance subsidiaries and to reduce the risk on certain product features of our long-term care insurance policies.
Life insurance
Results of our life insurance products are impacted primarily by mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors.
Mortality levels may deviate each period from historical trends; however, we typically experience seasonally unfavorable mortality in the first quarter of each year. Mortality improved slightly during the fourth quarter of 2025 compared to third quarter of 2025 but was in line with the fourth quarter of 2024. We have also experienced unfavorable mortality compared to our then-current and priced-for assumptions in recent years for our universal life insurance block. Reinsurance costs typically increase due to natural aging of the yearly renewable term reinsured blocks. In prior periods, we have received some yearly renewable term reinsurance premium increases from some of our reinsurance partners that reflect unfavorable mortality.

Annuities
Results of our fixed and variable annuity products are affected primarily by investment performance, interest rate levels, the slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, persistency, expense and commission levels, surrenders and scheduled maturities.
We monitor and change crediting rates on fixed deferred annuities on a regular basis to maintain spreads and targeted returns, if applicable. However, we have seen and could continue to see declines in our fixed annuity spreads and margins as interest rates change, depending on the severity of the change.
Equity market volatility and interest rate movements have caused, and may continue to cause, fluctuations in the results of our fixed indexed and variable annuity products and can significantly impact our regulatory capital requirements and liquidity. We use hedging strategies as well as liquidity planning and asset-liability management to help mitigate these impacts. In addition, we have used reinsurance to help mitigate volatility in our variable annuity results.
Equity market performance was more favorable in 2025 compared to 2024. Interest rate performance had an unfavorable impact in 2025 compared to a favorable impact in 2024.

Segment results of operations
The following table sets forth the results of operations relating to our Closed Block segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Revenues:
Premiums	$2,508	$2,489	$2,670	$19	1%	$(181)	(7)%
Net investment income	2,840	2,899	2,956	(59)	(2)%	(57)	(2)%
Net investment gains (losses)	103	46	65	57	124%	(19)	(29)%
Policy fees and other income	612	638	646	(26)	(4)%	(8)	(1)%
Total revenues	6,063	6,072	6,337	(9)	—%	(265)	(4)%
Benefits and expenses:
Benefits and other changes in policy reserves	4,719	4,736	4,765	(17)	—%	(29)	(1)%
Liability remeasurement (gains) losses	313	153	587	160	105%	(434)	(74)%
Changes in fair value of market risk benefits and associated hedges	3	(13)	(12)	16	123%	(1)	(8)%
Interest credited	386	453	503	(67)	(15)%	(50)	(10)%
Acquisition and operating expenses, net of deferrals	688	658	665	30	5%	(7)	(1)%
Amortization of deferred acquisition costs and intangibles	217	235	252	(18)	(8)%	(17)	(7)%
Total benefits and expenses	6,326	6,222	6,760	104	2%	(538)	(8)%
Income (loss) from continuing operations before income taxes	(263)	(150)	(423)	(113)	(75)%	273	65%
Provision (benefit) for income taxes	(31)	(5)	(62)	(26)	NM⁽¹⁾	57	92%
Income (loss) from continuing operations	(232)	(145)	(361)	(87)	(60)%	216	60%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	(103)	(46)	(65)	(57)	(124)%	19	29%
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	(5)	(43)	(22)	38	88%	(21)	(95)%
Expenses related to restructuring	—	1	—	(1)	(100)%	1	NM⁽¹⁾
Taxes on adjustments	23	19	18	4	21%	1	6%
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(317)	$(214)	$(430)	$(103)	(48)%	$216	50%
_______________________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)For the years ended December 31, 2025, 2024 and 2023, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(8) million, $(30) million and $(10) million, respectively.

The following table sets forth adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the products included in our Closed Block segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Long-term care insurance	$(326)	$(176)	$(242)	$(150)	(85)%	$66	27%
Life insurance	(66)	(94)	(275)	28	30%	181	66%
Annuities	75	56	87	19	34%	(31)	(36)%
Total adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(317)	$(214)	$(430)	$(103)	(48)%	$216	50%
2025 compared to 2024
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
•The adjusted operating loss in our long-term care insurance products increased primarily driven by unfavorable cash flow assumption updates in 2025 compared to favorable updates in 2024, net insurance recoveries of $22 million in 2024 that did not recur and aging of the in-force block. These adverse developments were partially offset by higher limited partnership income and a $21 million gain related to a third-party reinsurance recapture in 2025.
•The adjusted operating loss in our life insurance products decreased largely due to continued block runoff.
•Adjusted operating income in our annuity products increased primarily from favorable assumption updates of $20 million in 2025 largely related to mortality assumptions compared to unfavorable updates of $14 million in 2024 largely related to lapse assumptions, partially offset by lower spread income in 2025 driven mostly by block runoff.
Revenues
Premiums
•Our long-term care insurance products increased $34 million primarily driven by $97 million of higher premiums in 2025 from newly implemented in-force rate actions, partially offset by lower renewal premiums from prior benefit reduction elections made by policyholders in connection with our in-force rate actions and legal settlements. Policy terminations also drove lower renewal premiums in 2025.
•Our life insurance products decreased $15 million largely due to the continued runoff of our in-force blocks.
Net investment income
•Our long-term care insurance products increased $28 million largely due to $44 million of higher income from limited partnerships, partially offset by lower investment yields in 2025.
•Our life insurance products decreased $52 million primarily from lower policy loan rates in our corporate-owned life insurance products in 2025.
•Our annuity products decreased $35 million primarily attributable to lower average invested assets in 2025 driven mostly by block runoff.
Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Policy fees and other income. The decrease was primarily driven by our life insurance and annuity products principally due to block runoff.

Benefits and expenses
Benefits and other changes in policy reserves
•Our long-term care insurance products increased $74 million primarily from a higher unfavorable change in reserves due to an increase in net premiums collected and from aging of the in-force block, including higher interest accretion, in 2025.
•Our life insurance products decreased $87 million largely due to continued block runoff.
Liability remeasurement (gains) losses
•Our long-term care insurance products had a liability remeasurement loss of $316 million in 2025 largely due to unfavorable actual variances from expected experience primarily driven by higher claims and lower terminations, partially offset by a $26 million gain related to a third-party recapture of a block of long-term care insurance policies. For additional information on the third-party reinsurance recapture, see note 22 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.” The liability remeasurement loss also included unfavorable cash flow assumption updates primarily related to benefit utilization and healthy life assumptions, largely offset by favorable assumption updates reflecting in-force rate action approval experience and benefit reductions as well as favorable claim termination assumption updates.
Our long-term care insurance products had a liability remeasurement loss of $172 million in 2024 mainly attributable to adverse actual variances from expected experience principally driven by lower terminations and higher claims. This was partially offset by net favorable cash flow assumption updates largely related to approval amounts and implementation timing of our in-force rate action plan and a favorable update to our short-term incidence assumption for IBNR claims.
See “—Critical Accounting Estimates—Liability for future policy benefits—Long-term care insurance” for a discussion of the fourth quarter annual review of assumptions.
•Our life insurance products had a liability remeasurement loss of $28 million in 2025 primarily driven by unfavorable actual variances from expected experience largely due to unfavorable mortality. This was partially offset by favorable cash flow assumption updates primarily related to interest rate assumptions given the recent rate environment. Our life insurance products had a gain of $12 million in 2024, which included a $58 million model refinement related to certain universal life insurance products with secondary guarantees, partially offset by $28 million of unfavorable updates to our mortality assumptions for universal life insurance contracts and our interest rate assumptions. See “—Critical Accounting Estimates—Policyholder account balances – additional insurance liabilities” for a discussion of the fourth quarter annual review of assumptions.
•The liability remeasurement gain in our annuity products increased $24 million largely due to favorable cash flow assumption updates in 2025 related to fixed annuity mortality assumptions.
Changes in fair value of market risk benefits and associated hedges. The change to a loss in 2025 from a gain in 2024 was primarily attributable to unfavorable interest rate impacts in our annuity products in 2025 compared to favorable impacts in 2024, partially offset by lower derivative losses and more favorable equity market impacts in 2025. We also had favorable interest rate assumption updates in 2025 compared to unfavorable lapse assumption updates in 2024.
Interest credited
•Our life insurance products decreased $54 million primarily driven by lower policy loan rates in our corporate-owned life insurance products in 2025.
•Our annuity products decreased $13 million largely due to block runoff.
Acquisition and operating expenses, net of deferrals. The increase was primarily driven by our long-term care insurance products principally from $28 million of net insurance recoveries in 2024 that did not recur related to previously incurred legal settlement expenses. The increase was also driven by higher operating costs, including higher employee-related expenses, in 2025.
Amortization of deferred acquisition costs and intangibles. The decrease was primarily driven by lower DAC amortization in our life insurance products in 2025 due to block runoff.

Provision (benefit) for income taxes. The tax benefit in 2025 and 2024 was primarily attributable to the tax benefit on the pre-tax loss, partially offset by tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income.
2024 compared to 2023
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
•The adjusted operating loss in our long-term care insurance products decreased primarily driven by lower liability remeasurement losses, net insurance recoveries and higher income from limited partnerships, partially offset by lower renewal premiums in 2024.
•The adjusted operating loss in our life insurance products decreased primarily from liability remeasurement gains in 2024 compared to losses in 2023, partially offset by lower premiums and a less favorable change in reserves in 2024 in our term life insurance products related to block runoff.
•Adjusted operating income in our annuity products decreased primarily from unfavorable assumption updates of $14 million in 2024 largely related to lapse assumptions compared to favorable assumption updates in 2023 and lower net spreads primarily related to block runoff.
Revenues
Premiums
•Our long-term care insurance products decreased $153 million primarily driven by lower renewal premiums from benefit reduction elections made by policyholders in connection with our in-force rate actions and legal settlements and from policy terminations in 2024. The decrease was partially offset by $7 million of higher premiums in 2024 from newly implemented in-force rate actions.
•Our life insurance products decreased $28 million largely due to the continued runoff of our in-force blocks.
Net investment income
•Our long-term care insurance products increased $26 million largely due to higher income from limited partnerships in 2024.
•Our life insurance products decreased $38 million largely from lower policy loan rates in our corporate-owned life insurance products in 2024.
•Our annuity products decreased $45 million primarily attributable to lower average invested assets in 2024 driven mostly by block runoff.
Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
Benefits and other changes in policy reserves
•Our long-term care insurance products decreased $28 million primarily due to lower net premiums collected resulting from benefit reduction elections made by policyholders in connection with our in-force rate actions and legal settlements and from policy terminations. This was partially offset by aging of the in-force block, including higher interest accretion, and higher loss adjustment expenses in 2024.
•Our life insurance products increased $21 million primarily from a less favorable change in reserves in our term life insurance products in 2024 related to block runoff and a favorable flooring adjustment in 2023 that did not recur. These increases were partially offset by an increase in cost of reinsurance reserves related to a ceded reinsurance transaction in 2023 that did not recur.
•Our annuity products decreased $22 million largely attributable to block runoff and higher reserve releases in 2024.

Liability remeasurement (gains) losses
•Our long-term care insurance products had a liability remeasurement loss of $172 million in 2024 largely due to adverse actual variances from expected experience primarily driven by lower terminations and higher claims. This was partially offset by net favorable cash flow assumption updates primarily related to approval amounts and implementation timing of our in-force rate action plan and a favorable update to our short-term incidence assumption for IBNR claims.
Our long-term care insurance products had a liability remeasurement loss of $321 million in 2023 largely driven by adverse actual variances from expected experience primarily related to higher claims and unfavorable timing impacts from the second legal settlement. In addition, cash flow assumption updates were unfavorable in 2023 primarily driven by unfavorable updates to our healthy life assumptions to better reflect near-term experience, partially offset by a favorable update to our disabled life mortality assumptions.
•Our life insurance products had a liability remeasurement gain of $12 million in 2024 compared to a $276 million loss in 2023. The liability remeasurement gain in 2024 included a $58 million model refinement related to certain universal life insurance products with secondary guarantees, partially offset by $28 million of unfavorable updates to our mortality assumptions for universal life insurance contracts and our interest rate assumptions.
The liability remeasurement loss in our life insurance products in 2023 was principally driven by unfavorable cash flow assumption updates of $256 million primarily related to our persistency assumptions for certain universal life insurance products with secondary guarantees and unfavorable mortality updates, including more modest mortality improvement. These unfavorable updates were partially offset by net favorable impacts related to a ceded reinsurance transaction.
Changes in fair value of market risk benefits and associated hedges. The gain increased slightly as favorable interest rate impacts were mostly offset by unfavorable lapse assumption updates of $13 million in our annuity products in 2024 compared to favorable assumption updates in 2023. Our variable annuity products also had higher derivative losses in 2024.
Interest credited
•Our life insurance products decreased $37 million primarily driven by lower policy loan rates in our corporate-owned life insurance products in 2024.
•Our annuity products decreased $13 million largely due to block runoff, partially offset by higher crediting rates in 2024.
Acquisition and operating expenses, net of deferrals
•Our long-term care insurance products decreased $29 million principally from $28 million of net insurance recoveries in 2024 related to previously incurred legal settlement expenses, as well as a $13 million accrual for legal settlement costs in 2023 that did not recur. These decreases were partially offset by higher employee-related expenses in 2024.
•Our life insurance products increased $13 million primarily driven by higher operating costs and a $5 million legal settlement accrual in 2024.
•Our annuity products increased $9 million mainly from higher operating costs in 2024.
Amortization of deferred acquisition costs and intangibles. The decrease was largely due to block runoff in our term life insurance products.
Provision (benefit) for income taxes. The tax benefit decreased primarily due to a lower pre-tax loss in 2024. The tax benefit in 2024 and 2023 was partially offset by tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income.

Closed Block selected operating performance measures
Long-term care insurance
Liability remeasurement (gains) losses
We include expectations for benefit reductions related to in-force rate actions in our assumptions for the liability for future policy benefits, which have impacted and will continue to impact our reported U.S. GAAP financial results. In the fourth quarter of 2025, we also included estimates of other benefit reductions outside of in-force rate actions in our assumptions. We update the net premium ratio quarterly for actual variances from expected experience; therefore, forecasted cash flow assumptions will be replaced with actual cash flows each quarter with any difference recorded in net income (loss). As a result, variances between actual experience and our expectations for benefit reductions will be reflected in liability remeasurement (gains) losses in our operating results on a quarterly basis.
The following table sets forth the pre-tax components of the liability remeasurement (gains) losses, net of reinsurance, of our long-term care insurance products for the periods indicated:

	Years ended December 31,			(Favorable) unfavorable change and percentage change
(Amounts in millions)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Cash flow assumption updates	$60	$(69)	$52	$129	187%	$(121)	NM⁽¹⁾
Actual variances from expected experience	256	241	269	15	6%	(28)	(10)%
Total liability remeasurement (gains) losses	$316	$172	$321	$144	84%	$(149)	(46)%
_______________________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
For additional discussion of liability remeasurement (gains) losses, see the comparison for this line item above.
In-force management actions
As part of our strategy for our long-term care insurance products in our Closed Block segment, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions as well as other reduced benefit options outside of in-force rate actions in order to maintain the self-sustainability of our legacy insurance subsidiaries and reduce the strain on earnings and capital in our Closed Block segment.
Management regularly monitors and reports in-force rate actions, including state filing approvals; impacted in-force premiums; weighted-average percentage rate increases approved; and gross incremental premiums approved for the long-term care insurance products included in our Closed Block segment.
We also estimate the cumulative economic benefit of approved rate actions in our long-term care insurance multi-year in-force rate action plan on a net present value basis, discounted at our investment portfolio yield. This is based on current assumptions and is defined as the net present value of historical and future expected premium increases and benefit reductions as a result of rate increases approved on our long-term care insurance policies. It also includes the net present value of reserve reductions related to prior legal settlements less cash payments made to policyholders who elected certain reduced benefit options in connection with the legal settlements, referred to as settlement payments. We monitor these selected operating performance measures for in-force management actions to track our progress on maintaining the self-sustainability of our legacy insurance subsidiaries. We consider these in-force management action metrics to be measures of financial performance and help to enhance the understanding of the operating performance of our Closed Block segment.
We estimate that the cumulative economic benefit of approved rate increases and benefit reductions from 2012 through 2025 was approximately $34.5 billion, on a net present value basis. This represents a significant increase in estimated rate increases and benefit reductions achieved since December 31, 2024, including $1.0 billion of value from rate action approvals in 2025 and an increase of $2.3 billion in the value of benefit reductions connected with our previously achieved rate actions and legal settlements from the impact of our assumption updates.

The following table sets forth filing approvals as part of our multi-year in-force rate action plan for the years ended December 31:

(Dollar amounts in millions)	2025	2024	2023
State filings approved	83	97	117
Impacted in-force premiums	$549	$870	$697
Weighted-average percentage rate increase approved	38%	39%	51%
Gross incremental premiums approved	$209	$343	$354
During the year ended December 31, 2025, we also submitted 83 new filings on approximately $763 million in annualized in-force premiums.
The approval process for in-force rate actions and the amount and timing of the premium rate increases and associated benefit reductions approved vary by state and product. In certain states, the decision to approve or disapprove a rate increase can take a significant amount of time, and the approved amount may be phased in over time. After approval, insureds are provided with written notice of the increase, and increases are generally applied on the insured’s next policy anniversary date. At that time, policyholders make an election to either pay the full increase or reduce their benefits, and therefore, mitigate some or all of the rate increase. As a result, the benefits of any rate increase are not fully realized until the implementation cycle is complete and are, therefore, expected to be realized over time.
We continue to work closely with the NAIC and state regulators to demonstrate the broad-based need for actuarially justified rate increases in order to pay future claims. Because obtaining actuarially justified rate increases and associated benefit reductions is important to our ability to pay future claims and reduces cross-state premium inequities, we will consider litigation against states that decline to approve those actuarially justified rate increases. As of December 31, 2025, we were in litigation with one state that has refused to approve actuarially justified rate increases for certain products.
Life insurance
Liability remeasurement (gains) losses
The following table sets forth the pre-tax components of the liability remeasurement (gains) losses, net of reinsurance, of our life insurance products for the periods indicated:

	Years ended December 31,			(Favorable) unfavorable change and percentage change
(Amounts in millions)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Cash flow assumption updates	$(15)	$28	$256	$(43)	(154)%	$(228)	(89)%
Actual variances from expected experience	43	(40)	20	83	NM⁽¹⁾	(60)	NM⁽¹⁾
Total liability remeasurement (gains) losses	$28	$(12)	$276	$40	NM⁽¹⁾	$(288)	(104)%
_______________________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
For additional discussion of liability remeasurement (gains) losses, see the comparison for this line item above.

Annuities
Liability remeasurement (gains) losses
The following table sets forth the pre-tax components of the liability remeasurement (gains) losses, net of reinsurance, of our annuity products for the periods indicated:

	Years ended December 31,			(Favorable) unfavorable change and percentage change
(Amounts in millions)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Cash flow assumption updates	$(22)	$(1)	$—	$(21)	NM⁽¹⁾	$(1)	NM⁽¹⁾
Actual variances from expected experience	(9)	(6)	(10)	(3)	(50)%	4	40%
Total liability remeasurement (gains) losses	$(31)	$(7)	$(10)	$(24)	NM⁽¹⁾	$3	30%
_______________________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
For additional discussion of liability remeasurement (gains) losses, see the comparison for this line item above.
Corporate and Other
Results of operations
The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2023	2025 vs. 2024
Revenues:
Premiums	$11	$11	$9	$—	—%
Net investment income	19	21	19	(2)	(10)%
Net investment gains (losses)	(28)	(11)	(28)	(17)	(155)%
Policy fees and other income	1	—	(2)	1	NM⁽¹⁾
Total revenues	3	21	(2)	(18)	(86)%
Benefits and expenses:
Benefits and other changes in policy reserves	(8)	(9)	(9)	1	11%
Acquisition and operating expenses, net of deferrals	113	95	65	18	19%
Amortization of deferred acquisition costs and intangibles	5	4	1	1	25%
Interest expense	55	64	66	(9)	(14)%
Total benefits and expenses	165	154	123	11	7%
Income (loss) from continuing operations before income taxes	(162)	(133)	(125)	(29)	(22)%
Provision (benefit) for income taxes	(69)	(27)	(20)	(42)	(156)%
Income (loss) from continuing operations	(93)	(106)	(105)	13	12%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	28	11	28	17	155%
(Gains) losses on early extinguishment of debt	(1)	(7)	(2)	6	86%
Expenses related to restructuring	(1)	7	4	(8)	(114)%
Taxes on adjustments (2)	(30)	(3)	(6)	(27)	NM⁽¹⁾
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(97)	$(98)	$(81)	$1	1%
_______________________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)The year ended December 31, 2025 included a $24 million tax benefit related to a release of a portion of the valuation allowance on certain deferred tax assets.

2025 compared to 2024
Adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders
The adjusted operating loss decreased primarily from a $17 million tax benefit related to a release of a portion of the valuation allowance on certain deferred tax assets, mostly offset by higher expenses related to CareScout growth initiatives in 2025.
Revenues
For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
Acquisition and operating expenses, net of deferrals, increased primarily from higher expenses related to CareScout growth initiatives in 2025.
Interest expense decreased from a lower floating interest rate on Genworth Holdings’ junior subordinated notes in 2025 and from the repurchase of Genworth Holdings’ debt in 2024.
The increase in the benefit for income taxes was primarily related to a $41 million release of a portion of the valuation allowance on certain deferred tax assets in 2025.
Investments and Derivative Instruments
Trends and conditions
Investments
During the year ended December 31, 2025, our investment portfolio was impacted, and we believe will continue to be impacted, by the following macroeconomic trends:
•The U.S. Federal Reserve decreased interest rates by 75 basis points in 2025 while it continued to monitor labor market conditions and inflation, including any impacts from rising tariffs, which will influence its plan for any additional changes to interest rates in 2026.
•During the fourth quarter of 2025, the U.S. Treasury yield curve steepened compared to both September 30, 2025 and December 31, 2024 as short-term yields decreased more than changes experienced in long-term yields driven by mixed economic data and increased concerns with the U.S. federal government’s fiscal deficit.
•Credit spreads ended the fourth quarter of 2025 wider compared to September 30, 2025 as the U.S. federal government shutdown and expectations for high artificial intelligence-driven data center capital expenditures resulted in periods of credit spread widening during the quarter. However, the market shifted towards a more positive sentiment towards the end of the fourth quarter of 2025, and credit spreads began to tighten as the U.S. federal government shutdown ended and strong demand from yield-focused investors supported a renewed shift toward a willingness to take on higher risk. Equity markets mirrored these trends and fluctuations, achieving all-time highs by the end of the fourth quarter of 2025.

•As of December 31, 2025, our fixed maturity securities portfolio, which was 97% investment grade, comprised 75% of our total invested assets and cash.
Derivatives
•As of December 31, 2025, $1.0 billion notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”).
•The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of December 31, 2025, we posted initial margin of $76 million to our clearing agents, which represented $38 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings.
•As of December 31, 2025, $12.7 billion notional of our derivatives portfolio was in bilateral OTC derivative transactions pursuant to which we have posted aggregate independent amounts of $585 million and are holding collateral from counterparties in the amount of $17 million.
Investment results
The following table sets forth information about investment income, excluding net investment gains (losses), for each component of our investment portfolio for the years ended December 31:

							Increase (decrease)
	2025		2024		2023		2025 vs. 2024
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$2,255	4.6%	$2,238	4.5%	$2,244	—%	$17
Fixed maturity securities—non-taxable	4.2%	1	5.7%	2	4.2%	3	(1.5)%	(1)
Equity securities	2.5%	13	2.9%	13	3.0%	11	(0.4)%	—
Commercial mortgage loans	4.6%	294	4.5%	297	4.4%	302	0.1%	(3)
Policy loans	6.2%	144	8.3%	189	10.2%	224	(2.1)%	(45)
Limited partnerships (1)	5.8%	195	5.1%	152	4.5%	117	0.7%	43
Other invested assets (2)	40.9%	248	45.7%	270	50.5%	279	(4.8)%	(22)
Cash, cash equivalents, restricted cash and short-term investments	4.0%	80	4.8%	99	4.7%	95	(0.8)%	(19)
Gross investment income before expenses and fees	5.1%	3,230	5.1%	3,260	5.1%	3,275	—%	(30)
Expenses and fees	(0.2)%	(105)	(0.2)%	(100)	(0.2)%	(92)	—%	(5)
Net investment income	4.9%	$3,125	4.9%	$3,160	4.9%	$3,183	—%	$(35)
Average invested assets and cash		$63,636		$64,055		$64,637		$(419)
_______________________
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
Gross annualized weighted-average investment yields were unchanged for 2025 compared to 2024 from lower net investment income on lower average invested assets in 2025. Net investment income decreased as higher income from limited partnerships was more than offset by lower policy loan rates in our corporate-owned life insurance products, lower amortization of terminated cash flow hedges and lower returns on our short-term investments due to a decrease in interest rates in 2025.

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2025	2024	2023
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$29	$49	$29
Realized losses	(79)	(106)	(154)
Net realized gains (losses) on available-for-sale fixed maturity securities	(50)	(57)	(125)
Net realized gains (losses) on equity securities sold	5	9	(1)
Total net realized investment gains (losses)	(45)	(48)	(126)
Net change in allowance for credit losses on available-for-sale fixed maturity securities	(13)	(3)	(7)
Write-down of available-for-sale fixed maturity securities	(4)	(9)	(1)
Net unrealized gains (losses) on equity securities still held	56	83	53
Net unrealized gains (losses) on limited partnerships	112	43	111
Commercial mortgage loans	(23)	(16)	(5)
Derivative instruments	(17)	(18)	7
Other	(7)	(19)	(9)
Net investment gains (losses)	$59	$13	$23
2025 compared to 2024
•We recorded $69 million of higher unrealized gains on limited partnerships driven by more favorable private equity market performance in 2025. We recorded $27 million of lower net unrealized gains on equity securities driven by less favorable public equity market performance in 2025.
•During 2025, we increased the provision for credit losses for commercial mortgage loans primarily as a result of updates to the analytical model used to determine the adequacy of the allowance for credit losses. During 2024, we increased the provision for credit losses for both commercial mortgage loans and bank loan investments as a result of annual updates to the underlying metrics included in the analytical model used to determine the adequacy of the allowance for credit losses, as well as updates to certain assumptions for bank loan investments. We also recorded a higher net change in the allowance for credit losses on available-for-sale fixed maturity securities of $10 million in 2025.
Investment portfolio
The following table sets forth our cash, cash equivalents and invested assets as of December 31:

	2025		2024
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Available-for-sale fixed maturity securities:
Public	$31,251	51%	$30,650	51%
Private	14,511	24	14,252	24
Equity securities	555	1	515	1
Commercial mortgage loans, net	6,304	10	6,411	11
Policy loans	2,297	4	2,310	4
Limited partnerships	3,484	6	3,142	5
Other invested assets	770	1	648	1
Cash, cash equivalents and restricted cash	2,036	3	2,048	3
Total cash, cash equivalents and invested assets	$61,208	100%	$59,976	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for these line items under “—Consolidated Balance Sheets.” See note 4 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to our investment portfolio.
We hold fixed maturity and equity securities, limited partnerships, derivatives, embedded derivatives and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of December 31, 2025, approximately 6% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 19 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to fair value.
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

	As of December 31,
(Amounts in millions)	2025			2024
NRSRO designation	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
Public fixed maturity securities
AAA	$1,551	$1,466	5%	$2,760	$2,414	8%
AA	7,877	7,250	23	6,589	5,988	20
A	9,688	9,373	30	9,058	8,537	28
BBB	13,215	12,642	40	14,270	13,208	42
BB	539	504	2	521	476	2
B	17	16	—	29	27	—
CCC and lower	—	—	—	—	—	—
Total public fixed maturity securities	$32,887	$31,251	100%	$33,227	$30,650	100%
Private fixed maturity securities
AAA	$553	$540	4%	$808	$777	5%
AA	1,783	1,690	12	1,655	1,527	11
A	4,735	4,484	31	4,409	4,015	28
BBB	7,316	6,949	48	7,564	6,948	49
BB	755	747	5	904	850	6
B	87	71	—	92	81	1
CCC and lower	19	15	—	46	39	—
Not rated	15	15	—	15	15	—
Total private fixed maturity securities	$15,263	$14,511	100%	$15,493	$14,252	100%
Total fixed maturity securities
AAA	$2,104	$2,006	4%	$3,568	$3,191	7%
AA	9,660	8,940	20	8,244	7,515	17
A	14,423	13,857	30	13,467	12,552	28
BBB	20,531	19,591	43	21,834	20,156	45
BB	1,294	1,251	3	1,425	1,326	3
B	104	87	—	121	108	—
CCC and lower	19	15	—	46	39	—
Not rated	15	15	—	15	15	—
Total fixed maturity securities	$48,150	$45,762	100%	$48,720	$44,902	100%

We invest in privately placed fixed maturity securities to increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities. Generally, private placements provide us with protective covenants, call protection features and, where applicable, a higher level of collateral. However, our private placements are not as freely transferable as public securities because of restrictions imposed by federal and state securities laws, the terms of the securities and the characteristics of the private market. Based upon fair value, public and private fixed maturity securities represented 68% and 32%, respectively, of total fixed maturity securities as of both December 31, 2025 and 2024.
We diversify our corporate securities by industry and issuer. As of December 31, 2025, our combined holdings in the 10 corporate issuers to which we had the greatest exposure was $1.6 billion, which was approximately 3% of our total cash, cash equivalents and invested assets. The exposure to the largest single corporate issuer held as of December 31, 2025 was $256 million, which was less than 1% of our total cash, cash equivalents and invested assets. See note 4 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on diversification by sector.
Other invested assets
The following table sets forth the carrying values of our other invested assets as of December 31:

	2025		2024
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Bank loan investments	$527	68%	$535	82%
Corporate-owned life insurance investments	115	15	—	—
Derivatives	39	5	56	9
Short-term investments	37	5	4	1
Other investments	52	7	53	8
Total other invested assets	$770	100%	$648	100%
In 2025, we purchased corporate-owned life insurance to protect against the loss of key employees and to help fund future employee-related expenses. Short-term investments increased from net purchases in 2025.

Derivatives
The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for fixed indexed annuity and indexed universal life embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of and for the periods indicated:

(Notional in millions)	Measurement	December 31, 2024	Additions	Maturities/ terminations	December 31, 2025
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,757	$—	$(699)	$8,058
Foreign currency swaps	Notional	144	12	—	156
Forward bond purchase commitments	Notional	2,639	425	(100)	2,964
Total cash flow hedges		11,540	437	(799)	11,178
Total derivatives designated as hedges		11,540	437	(799)	11,178
Derivatives not designated as hedges
Equity index options	Notional	604	490	(591)	503
Financial futures	Notional	1,102	4,189	(4,302)	989
Forward bond purchase commitments	Notional	500	—	—	500
Foreign currency forward contracts	Notional	—	521	—	521
Total derivatives not designated as hedges		2,206	5,200	(4,893)	2,513
Total derivatives		$13,746	$5,637	$(5,692)	$13,691

(Number of policies)	Measurement	December 31, 2024	Additions	Maturities/ terminations	December 31, 2025
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	4,867	—	(696)	4,171
Indexed universal life embedded derivatives	Policies	717	—	(29)	688
The decrease in the notional value of derivatives was primarily attributable to a decrease in interest rate swaps that support our long-term care insurance products, partially offset by the addition of foreign currency forward contracts to mitigate foreign currency exchange risk.
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
The liability for future policy benefits is equal to the present value of expected future benefits and claim-related expenses, less the present value of expected future net premiums. Cash flow assumptions, as applicable, used to estimate the liability for future policy benefits include health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured mortality (i.e., life expectancy or longevity) and insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates). Cash flow assumptions associated with our long-term care insurance products in our Closed Block segment also include expected impacts of our in-force management actions, such as future in-force rate actions (including premium rate increases and associated benefit reductions) and other reduced benefit options outside of our in-force rate actions. The liability is measured for each group of contracts, or cohorts, using best estimate cash flow assumptions, which are reviewed at least annually in the fourth quarter or more frequently if actual experience indicates a change is required. The change in the liability for future policy benefits, at the locked-in discount rate, resulting from cash flow assumption updates and actual variances from expected experience is reflected as liability remeasurement (gains) losses in the consolidated statements of operations.
See notes 2 and 8 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to the liability for future policy benefits.
Long-term care insurance
The liability for future policy benefits for our long-term care insurance products is estimated using assumptions related to both insured individuals on claim (disabled life assumptions) and insured individuals not on claim (healthy life assumptions). Key cash flow assumptions used to estimate the liability for future policy benefits include claim termination rates, incidence and benefit utilization rates, mortality, lapse rates and in-force rate actions. Claim termination rates represent the expected rates at which claims end. Incidence rates represent the likelihood the policyholder will go on claim. Benefit utilization rates represent how much of the available policy benefits are expected to be used. In-force rate actions represent the remaining premium rate increases and associated benefit reductions not yet achieved in our long-term care insurance multi-year in-force rate action plan in Closed Block and are based on our best estimate given our current plans for rate increase filings and our historical experience regarding rate increase approvals.
In the fourth quarter of 2025, liability remeasurement gains (losses) within net income (loss) included unfavorable cash flow assumption updates of $47 million. Unfavorable benefit utilization and healthy life assumption updates were largely offset by favorable assumption updates reflecting in-force rate action approval experience and benefit reductions as well as favorable claim termination assumption updates. Our benefit utilization assumption updates included near-term experience related to cost of care inflation, and our healthy life assumptions were updated to better align with recent mortality and incidence trends, incorporating post-COVID-19 trends. Our claim termination assumption updates also incorporated post-COVID-19 trends. While our 2025 assumption review considered trends during and following the pandemic years, our updates to long-term assumptions generally exclude or adjust experience data from 2020 to 2022, as we do not have sufficient information around the long-term effects of COVID-19.
In the fourth quarter of 2024, liability remeasurement gains (losses) within net income (loss) included unfavorable cash flow assumption updates of $20 million primarily related to updates to healthy life and near-term benefit utilization assumptions to better align with recent experience, including cost of care inflation. These unfavorable impacts were partially offset by favorable assumption updates for future in-force rate action approvals given our plans for rate increase filings and our recent experience regarding approvals and regulatory support. The unfavorable impacts were also partially offset by favorable updates to our short-term incidence assumptions for IBNR claims, reducing sufficiency held through a period of heightened uncertainty around incidence during and immediately following COVID-19.
A summary of certain of our significant estimates and assumptions used in the calculation of our long-term care insurance liability for future policy benefits, net of reinsurance recoverable, was as follows for the years ended December 31:

			Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Present value of expected net premiums (1)	$13,676	$14,720	$(1,044)	(7)%
Present value of expected future policy benefits (1)	$49,811	$50,031	$(220)	—%
_______________________
(1)At the locked-in discount rate.
The following sensitivities reflect hypothetical unfavorable changes to certain of our significant estimates and assumptions and the associated approximate impact it would have on liability remeasurement gains (losses) within pre-tax income (loss) for the year ended December 31, 2025:

(Amounts in millions)
5% increase in future claim costs (1)	$(1,640)
Decrease in claim termination rates (2)	$(270)
10% decrease in benefit of future in-force rate actions (3)	$(240)
_______________________
(1)Reflects the impact of an unfavorable assumption change for claim terminations, incidence or benefit utilization rates (any discrete adverse assumption changes therefrom or in combination with, that results in our future claim costs increasing by 5%).
(2)Reflects the impact of a 3% decrease in mortality and 8% decrease in lapse rates.
(3)Reflects the impact of an unfavorable change to our assumptions for future premium rate increases and benefit reductions.
Life insurance
Key cash flow assumptions used to estimate the liability for future policy benefits for our life insurance products include mortality and lapse rates.
In the fourth quarters of 2025 and 2024, our annual review of cash flow assumptions did not have a significant impact on liability remeasurement gains (losses) within net income (loss) for our life insurance products.
A summary of certain of our significant estimates used in the calculation of our life insurance liability for future policy benefits, net of reinsurance recoverable, was as follows for the years ended December 31:

			Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Present value of expected net premiums (1)	$1,633	$1,551	$82	5%
Present value of expected future policy benefits (1)	$1,729	$1,816	$(87)	(5)%
_______________________
(1)At the locked-in discount rate and excluding the impacts of flooring adjustments. See note 2 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.

The following sensitivities reflect hypothetical unfavorable changes to certain of our significant estimates and assumptions and the associated approximate impact it would have on liability remeasurement gains (losses) within pre-tax income (loss) for the year ended December 31, 2025:

(Amounts in millions)
2% increase in mortality	$(20)
10% increase in lapses	$(70)
Fixed annuities
The key cash flow assumption used to estimate the liability for future policy benefits for our fixed annuity products is mortality.
In the fourth quarter of 2025, liability remeasurement gains (losses) within net income (loss) included favorable cash flow assumption updates of $22 million primarily as a result of updates to our mortality assumptions. In the fourth quarter of 2024, our annual review of cash flow assumptions did not have a significant impact on liability remeasurement gains (losses) within net income (loss) for our fixed annuity products.
A summary of certain of our significant estimates and assumptions used in the calculation of our fixed annuities liability for future policy benefits, net of reinsurance recoverable, was as follows for the years ended December 31:

			Increase (decrease) and percentage change
(Amounts in millions)	2025	2024	2025 vs. 2024
Present value of expected future policy benefits (1)	$2,322	$2,518	$(196)	(8)%
_______________________
(1)At the locked-in discount rate.
A hypothetical decrease of 10% to our mortality assumption would have an unfavorable impact of approximately $50 million on liability remeasurement gains (losses) within pre-tax income (loss) for the year ended December 31, 2025.
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
We perform an annual review of assumptions for our universal and term universal life insurance products in the fourth quarter. Our 2025 review resulted in a benefit recorded to pre-tax income (loss) of $15 million primarily as a result of favorable updates to interest rate assumptions. Our 2024 review resulted in an expense recorded to pre-tax income (loss) of $28 million largely associated with an unfavorable update to our mortality assumptions for universal life insurance contracts originating from term life insurance conversions and an unfavorable update to interest rate assumptions given the recent rate environment.

The following sensitivities reflect hypothetical unfavorable changes to certain of our significant estimates and assumptions and the associated approximate impact it would have on liability remeasurement gains (losses) within pre-tax income (loss) for the year ended December 31, 2025:

(Amounts in millions)
100 basis point decrease in projected crediting rates	$(30)
10% decrease in lapses	$(225)
2% increase in mortality	$(45)
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
Enact’s management monitors actual experience, and where circumstances warrant, will revise its assumptions. The liability for loss reserves is reviewed regularly, with changes in estimates of future claims recorded through net income (loss). Estimation of losses is based on historical claim and cure experience and covered exposures and is inherently judgmental. Future developments may result in losses greater or less than the liability for loss reserves provided.
Enact’s loss reserves were $572 million and $525 million as of December 31, 2025 and 2024, respectively. In considering the potential sensitivity of the factors underlying Enact’s best estimate of its mortgage insurance reserves, it is possible that even a relatively small change in the estimated claim or severity rate could have a significant impact on loss reserves and, correspondingly, on our results of operations. For example, based on Enact’s actual experience during the three-year period ended December 31, 2025, a quarterly change of 4% in its average claim rate would change the gross loss reserve amount for such quarter by approximately $79 million, and a change of 3% in its average severity rate would change the gross loss reserve amount for such quarter by approximately $16 million.

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
Our valuation techniques maximize the use of observable inputs. However, for certain less liquid securities, categorized as Level 3, the valuation inputs and assumptions cannot be corroborated with observable market data and require greater estimation, resulting in values that are less certain. Additionally, the availability of observable market information may change as certain inputs may be more direct drivers of valuation at the time of pricing, or if certain assets previously in active markets become less liquid due to changes in the financial environment. As a result, more securities may be categorized as Level 3 and require more subjectivity and management judgment. As of December 31, 2025, 6% of our total fixed maturity securities related to Level 3 fixed maturity securities valued using internal pricing models. See notes 2, 4 and 19 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to the valuation of fixed maturity securities and a description of the fair value measurement estimates and level assignments.
The following tables summarize the primary sources of data considered when determining the fair value of fixed maturity securities as of December 31:

	2025
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Third-party pricing services	$40,342	$—	$40,101	$241
Broker quotes	184	—	—	184
Internal models	5,236	—	2,590	2,646
Total fixed maturity securities	$45,762	$—	$42,691	$3,071

	2024
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Third-party pricing services	$39,752	$—	$39,752	$—
Broker quotes	247	—	—	247
Internal models	4,903	—	2,357	2,546
Total fixed maturity securities	$44,902	$—	$42,109	$2,793
Consolidated Balance Sheets
Total assets. Total assets increased $1,262 million from $86,821 million as of December 31, 2024 to $88,083 million as of December 31, 2025.
•Invested assets increased $1,244 million primarily attributable to increases of $860 million in fixed maturity securities, $342 million in limited partnerships and $122 million in other invested assets, partially offset by a decrease of $107 million in commercial mortgage loans. The increase in fixed maturity securities was predominantly related to lower interest rates and tightening credit spreads increasing the fair value of our fixed maturity investment portfolio, partially offset by net sales and maturities in 2025. Limited partnerships increased largely from capital calls, and other invested assets increased primarily driven by the purchase of corporate-owned life insurance in 2025. Commercial mortgage loans decreased mostly due to payments outpacing originations in 2025.
•Deferred acquisition costs decreased $193 million largely driven by amortization in our life and long-term care insurance products in 2025.
•Reinsurance recoverable increased $245 million primarily due to a decrease in the single-A interest rate used to discount the reinsurance recoverable in 2025.
Total liabilities. Total liabilities increased $876 million from $77,440 million as of December 31, 2024 to $78,316 million as of December 31, 2025.
•The liability for future policy benefits increased $1,618 million primarily from a decrease in the single-A interest rate used to discount the liability for future policy benefits. Our long-term care insurance reserves also increased largely driven by the unfavorable impact of actual variances from expected experience and cash flow assumption updates, as well as aging of the in-force block, including higher interest accretion, partially offset by benefit payments outpacing premiums collected in 2025. See “—Critical Accounting Estimates—Liability for future policy benefits” for additional information on the impact of cash flow assumption updates. These increases were partially offset by the runoff of our fixed annuity and life insurance products.
•Policyholder account balances decreased $751 million largely driven by net benefit payments, surrenders and withdrawals in our fixed annuity and universal and term universal life insurance products in 2025.
Total equity. Total equity increased $386 million from $9,381 million as of December 31, 2024 to $9,767 million as of December 31, 2025.
•We reported net income available to Genworth Financial, Inc.’s common stockholders of $223 million for the year ended December 31, 2025.
•Unrealized gains (losses) on investments increased total equity by $1,169 million primarily due to a decrease in interest rates and tightening credit spreads in 2025.
•Derivatives qualifying as hedges decreased total equity by $305 million largely due to amortization of forward starting swap gains into net investment income and an increase in interest rates compared to contracted notional interest rates in 2025.
•The change in the discount rate used to measure future policy benefits and related reinsurance recoverables decreased total equity by $559 million largely attributable to a decrease in the single-A interest rate in 2025.
•Treasury stock increased $248 million due to the repurchase of Genworth Financial’s common stock, at cost, including excise taxes and other associated costs, resulting in a decrease to total equity in 2025.
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

The following table sets forth our condensed consolidated cash flows for the years ended December 31:

(Amounts in millions)	2025	2024	2023
Net cash from (used by) operating activities	$327	$88	$597
Net cash from (used by) investing activities	518	861	1,261
Net cash from (used by) financing activities	(857)	(1,115)	(1,443)
Net increase (decrease) in cash and cash equivalents before foreign exchange effect	$(12)	$(166)	$415
2025 compared to 2024
We had higher net cash inflows from operating activities in 2025 primarily driven by lower benefit payments on the long-term care insurance products in our Closed Block segment resulting from lower settlement payments as the implementation of the third legal settlement was materially completed in the fourth quarter of 2024.
Net cash inflows from investing activities were lower in 2025 mainly due to commercial mortgage loan payments outpacing originations at a lower rate than in 2024.
Net cash outflows related to financing activities were lower primarily due to lower net withdrawals from our investment contracts and lower repurchases of Genworth Holdings’ debt in 2025.
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
Management’s focus is predominantly on Genworth Holdings’ liquidity given it is the issuer of our outstanding public debt. We manage our legacy insurance subsidiaries on a standalone basis and accordingly, do not expect to receive any dividends or other returns of capital from them. Therefore, our liquidity at the holding company level is highly dependent on the performance of Enact Holdings and its ability to pay timely dividends and other forms of capital returns to Genworth Holdings as anticipated. Genworth Financial has the right to appoint a majority of directors to Enact Holdings’ board of directors; however, actions taken by Enact Holdings and its board of directors are subject to and may be limited by the interests of Enact Holdings, including but not limited to, its use of capital for growth opportunities and regulatory requirements. In addition, insurance laws and regulations regulate the payment of dividends and other distributions to Genworth Financial and Genworth Holdings by their insurance subsidiaries. See “—Regulated insurance subsidiaries” for additional details.
Enact Holdings’ capital allocation strategy includes supporting its existing policyholders, growing its mortgage insurance business, funding attractive new business opportunities and returning capital to its shareholders. On May 1, 2024, Enact Holdings announced the approval by its board of directors of a share repurchase program under which Enact Holdings could repurchase up to $250 million of its common stock. Enact Holdings completed the repurchase of shares under this authorization in the second quarter of 2025. On April 30, 2025, Enact Holdings announced the authorization of a new share repurchase program that allows for the repurchase of up to an additional $350 million of its common stock. Genworth Holdings entered into an agreement with Enact Holdings to participate in the share repurchase program in order to maintain its ownership interest in Enact Holdings. In addition to its share repurchase program, Enact Holdings pays a quarterly dividend. As the majority shareholder, Genworth Holdings received $407 million of capital returns from Enact Holdings in 2025, comprised of share repurchases and quarterly dividends.
On February 3, 2026, Enact Holdings announced the authorization of a new share repurchase program under which it may repurchase up to $500 million of its common stock. Genworth Holdings entered into an agreement with Enact Holdings to participate in the share repurchase program in order to maintain its ownership interest in Enact Holdings. Enact Holdings expects the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including Enact Holdings’ stock price, capital availability, business and market conditions, regulatory requirements and debt covenant restrictions, among other factors. Future dividend payments will be subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial and will also be dependent on a variety of economic, market and business conditions, among other considerations.
Enact Holdings expects to return approximately $500 million of capital to its shareholders in 2026. Based on our approximately 81% ownership, we expect to receive approximately $405 million in capital returns from Enact Holdings for the full year 2026.
On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under Genworth Financial’s existing share repurchase program that began in May 2022. On September 18, 2025, Genworth Financial announced that its Board of Directors had authorized a new share repurchase program under which Genworth Financial may purchase up to $350 million of its outstanding common stock. Under the new program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the new share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
Pursuant to the programs, during 2025, Genworth Financial repurchased 30,662,006 shares of its common stock at an average price of $7.99 per share for a total of $245 million, before excise taxes and other costs, and finalized repurchases under the July 2023 authorization.
During the period January 1 through February 20, 2026, Genworth Financial repurchased 4,344,376 shares of its common stock through a Rule 10b5-1 trading plan at an average price of $8.75 per share, leaving approximately $222 million available for repurchase under the new share repurchase program as of February 20, 2026. Future share repurchases will be funded from holding company capital, as well as future cash flow generation, including expected future capital returns from Enact Holdings.
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
Genworth Holdings had $234 million and $294 million of unrestricted cash and cash equivalents as of December 31, 2025 and 2024, respectively. The decrease was principally driven by repurchases of Genworth Financial’s common stock, capital contributions to CareScout and interest payments on Genworth Holdings’ debt, partially offset by capital returns from Enact Holdings. The $234 million of Genworth Holdings’ cash and cash equivalents included approximately $127 million of cash held for future obligations, including advance cash payments from our subsidiaries. We do not consider this cash held for future obligations when evaluating holding company liquidity for the purposes of allocating capital or computing our cash position relative to the cash management target discussed below. We believe Genworth Holdings’ unrestricted cash and cash equivalents provide sufficient liquidity to meet its financial obligations over the next twelve months as well as in the longer term. We expect Genworth Holdings’ liquidity to continue to be impacted by the amounts and timing of Genworth Financial’s share repurchases, investments in CareScout, and future dividends and other forms of capital returns from Enact Holdings. In addition, we anticipate lower intercompany cash tax payments to be retained by Genworth Holdings from its subsidiaries going forward.
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
During 2025 and 2024, Genworth Holdings repurchased $7 million and $66 million, respectively, principal amount of its debt. As of December 31, 2025, Genworth Holdings had $783 million aggregate principal amount of outstanding debt, with no maturities due until June 2034.
In 2024, given the current interest rate environment, Genworth Holdings entered into an interest rate swap designed to hedge the variable interest payments on $100 million aggregate principal amount of its floating rate junior subordinated notes due in 2066 (“2066 Notes”), locking in an approximate 5.5% fixed interest rate for a period of five years from the hedge origination date.
On September 30, 2025, Enact Holdings entered into a five-year unsecured revolving credit facility with a syndicate of lenders in the initial aggregate principal amount of $435 million, which replaced the 2022 Credit Facility. Enact Holdings may use any future borrowings under the 2025 Credit Facility for working capital needs and general corporate purposes, including the execution of dividends to its shareholders and capital contributions to its insurance subsidiaries. The 2025 Credit Facility includes customary representations, warranties, covenants, terms and conditions. As of December 31, 2025, Enact Holdings was in compliance with all covenants and the 2025 Credit Facility remained undrawn.
On May 28, 2024, Enact Holdings issued $750 million aggregate principal amount of unsecured senior notes, maturing on May 28, 2029 (“2029 Notes”). The 2029 Notes bear interest at an annual rate of 6.25% payable semi-annually in arrears on May 28 and November 28 of each year. On June 3, 2024, Enact Holdings redeemed all $750 million aggregate principal amount outstanding of its 2025 Notes for a pre-tax loss of $11 million. Enact Holdings funded the redemption primarily through the net proceeds from the issuance of its 2029 Notes.
For further information about Genworth Holdings’ and Enact Holdings’ borrowings, refer to note 15 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”
Regulated insurance subsidiaries
Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. See note 20 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information regarding the payment of dividends. In general, dividends and distributions are required to be submitted to an insurer’s domiciliary department of insurance for review, and distributions from sources other than unassigned surplus require affirmative approval before being paid. Based on estimated statutory results as of December 31, 2025, in accordance with applicable dividend restrictions, Enact Holdings’ U.S. mortgage insurance subsidiaries could pay dividends from unassigned surplus of approximately $3 million in 2026 without affirmative regulatory approval.
The liquidity requirements of our regulated insurance subsidiaries principally relate to the liabilities associated with their various insurance and investment products, operating costs and expenses, the payment of dividends to us, contributions to their subsidiaries, payments of principal and interest on their outstanding debt obligations and income taxes. Liabilities arising from insurance and investment products include the payment of benefits and claims, as well as cash payments in connection with policy surrenders and withdrawals, policy loans and obligations to redeem funding agreements. Our insurance subsidiaries’ principal cash inflows from operating activities are derived from premiums, annuity deposits and insurance and investment product fees and other income, including commissions, cost of insurance, mortality, expense and surrender charges, contract underwriting fees, investment management fees, investment income, and dividends and distributions from their subsidiaries. We manage our legacy insurance subsidiaries on a standalone basis. Accordingly, these subsidiaries will continue to rely on their statutory capital, significant reserves, prudent management of the in-force blocks and other management actions, including our long-term care insurance in-force rate actions, to satisfy policyholder obligations.
For long-duration coverage products, we generally anticipate a significant amount of claim payments will come due in five or more years from the date of our Annual Report on Form 10-K. In our long-term care insurance products in Closed Block, we expect overall claims costs to continue to increase over time as our blocks age, with peak claim years over a decade away. For information on discounted and undiscounted expected future benefit payments, see note 8 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.” We also expect renewal premiums on the in-force block of our long-term care insurance products in Closed Block to decline over time as the block runs off and as policyholders elect benefit reductions in connection with our in-force rate actions; however, we expect this decline to be partially offset by future approved rate actions.
Given the challenging macroeconomic environment in 2024 and 2025, employee costs have increased driven in part by wage inflation, the competitive labor market and low labor participation. Additionally, in our long-term care insurance products, we have observed an increase in the cost of care due in part to elevated inflation. These inflationary pressures have not had a significant impact on our liquidity to date; however, if these conditions persist, they could have a material adverse impact on our liquidity, results of operations and financial condition.
The U.S. economy also faces uncertainty and volatility due to variable tariff policies and negotiations taking place across global markets. The insurance industry and our insurance subsidiaries are not directly impacted by tariffs. However, if the ultimate outcome of the global tariff negotiations significantly impacts the U.S. and global economies and equity and fixed income markets, this could have an adverse impact on the housing industry or our investment income, and as a result, may adversely affect our results of operations and liquidity. We will continue to monitor macroeconomic trends, including inflation and any ancillary effects of tariff policies, to help mitigate any potential adverse impacts to our liquidity.
Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain long-term care and life insurance policies, are typically matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are typically matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of December 31, 2025, our total cash, cash equivalents and invested assets were $61.2 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments, select mortgage-backed and asset-backed securities, bank loans and corporate-owned life insurance are relatively illiquid. These asset classes represented approximately 45% of the carrying value of our total cash, cash equivalents and invested assets as of December 31, 2025.
Off-balance sheet commitments
As of December 31, 2025, we were committed to fund $1,916 million in limited partnership investments, $362 million in private placement investments, $118 million of bank loan investments and $7 million in commercial mortgage loan investments.
Genworth—holding company guarantees
As previously disclosed, in connection with pending litigation between AXA and Santander related to the payment protection insurance (“PPI”) mis-selling losses, Genworth has certain rights to share in any recoveries by AXA to recoup payments it previously made to AXA for the underlying PPI mis-selling losses. Genworth is not a named party in the litigation with Santander, and, therefore, does not ultimately control the litigation. In order to better align the interests of AXA and Genworth in the litigation, in March 2025, Genworth agreed to provide AXA a guarantee for the recovery of certain of AXA’s PPI mis-selling losses not previously reimbursed by Genworth, regardless of the ultimate outcome of the litigation. The guarantee was provided through a stand-by letter of credit (“LC”) issued by a third-party financial institution for the benefit of AXA and a reimbursement agreement between Genworth and the third-party financial institution. Whether AXA could draw upon the LC was subject to the amount of any settlement between AXA and Santander, or certain milestones in the court proceedings. The LC was terminated in November 2025. Prior to the termination, no amounts were recorded in 2025 related to the guarantee. On July 25, 2025, the High Court issued a liability judgment in favor of AXA in the legal proceedings against Santander. The judgment finds Santander liable for AXA’s losses resulting from Santander’s mis-selling. The judge awarded AXA damages, interest and costs of approximately £680 million ($911 million based on the exchange rates at that point in time). Santander subsequently applied for permission to appeal, and the Court of Appeal granted that request on October 21, 2025. AXA sought permission to cross-appeal certain aspects of the High Court judgment and was granted permission in January 2026. The hearing before the Court of Appeal has been scheduled for July 21 to July 23, 2026. Under prior agreements between Genworth and AXA, Genworth is entitled to share in funds that AXA recovers from third parties related to the mis-selling losses. If the appeal is resolved in favor of AXA, Genworth could be entitled to receive a total recovery of approximately $750 million, depending upon the applicable exchange rate at that time. In November 2025, we received £15 million ($20 million) from AXA related to a portion of the liability judgment not subject to dispute. We recorded this loss recovery to income (loss) from discontinued operations, net of taxes, in the consolidated statement of operations. See note 2 for a discussion of our policy for recognizing loss recoveries. Loss recoveries have not been factored into our capital allocation plans, including the sizing of the September 2025 share repurchase authorization discussed above. We would expect to deploy any loss recoveries in line with our stated capital allocation priorities, which are investing in growth through CareScout, returning cash to shareholders through our share repurchase program and opportunistically paying down debt.
Genworth Holdings has provided a limited guarantee of up to $175 million, subject to adjustments, to one of its insurance subsidiaries to support its mortgage insurance business in Mexico. In January 2022, Genworth Holdings terminated this limited guarantee in regard to new business. Based on the risk in-force of policies subject to the guarantee, we estimate that Genworth Holdings’ exposure under the guarantee was approximately $135 million as of December 31, 2025. We believe this insurance subsidiary has adequate reserves to cover its underlying obligations.
Genworth Holdings provided an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our European mortgage insurance subsidiary prior to its sale in May 2016. Following the sale of this United Kingdom subsidiary to AmTrust Financial Services, Inc., the guarantee was limited to the payment of valid claims on policies in-force prior to the sale date and those written approximately 90 days subsequent to the date of the sale, and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. As of December 31, 2025, the risk in-force of active policies was approximately $800 million.
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

Interest Rate Risk
We enter into market-sensitive instruments primarily for purposes other than trading. The carrying value of our investment portfolio as of December 31, 2025 and 2024 was $59.2 billion and $57.9 billion, respectively, of which 77% and 78%, respectively, was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. During periods of increasing interest rates, market values of lower-yielding assets will decline resulting in unrealized losses on our investment portfolio. In addition, the value of our interest rate hedges will decline during periods of increasing interest rates, requiring us to post/return additional collateral with/to our derivative counterparties, which could add additional strain to our short-term liquidity. For additional information on interest rate risks associated with our insurance and investment contract liabilities, see “Item 1A—Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability.”
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
The primary market risk for our long-term borrowings is interest rate risk at the time of maturity or early redemption, when we may be required to refinance these obligations. As of December 31, 2025, Genworth Holdings had outstanding principal of $783 million of long-term debt, with no debt maturities until June 2034, and Enact Holdings had outstanding principal of $750 million of long-term debt due in May 2029. We continue to monitor the interest rate environment and other market influences to evaluate repurchasing Genworth Holdings’ debt prior to maturity.
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

(Dollar amounts in millions)	2025	2024
Principal amount	$539	$546
Weighted-average interest rate (1)	6.53%	7.44%
Fair value (2)	$453	$451
_______________________
(1)Genworth Holdings’ 2066 Notes have an annual interest rate equal to the three-month Term Secured Overnight Financing Rate (“SOFR”) plus a tenor spread adjustment of 0.26161%, plus an additional spread of 2.0025%. The weighted-average interest rate excludes the impact of the interest rate swap Genworth Holdings entered into in 2024, which locked in an approximate 5.5% fixed interest rate on $100 million aggregate principal amount of the 2066 Notes for a period of five years. See “—Liquidity and Capital Resources.”
(2)The fair value methodology is based on the then-current coupon, revalued based on the three-month Term SOFR Reference Rate set and commercially available data using the current spread assumption. The model is a floating rate coupon model using the risk premium or spread assumption to derive the valuation.
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
Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed maturity securities to decrease by approximately $3.1 billion based on the fair value of our fixed maturity securities as of December 31, 2025, as compared to an estimated decrease of $3.0 billion under this model as of December 31, 2024.
We performed a similar sensitivity analysis on our derivatives portfolio and noted that a 100 basis point increase in interest rates resulted in a decrease in fair value of $605 million based on our derivatives portfolio as of December 31, 2025, as compared to an estimated decline of $675 million under this model as of December 31, 2024. The estimated decrease in fair value of our derivatives portfolio would also require us to post collateral to certain derivative counterparties of $555 million and would require us to post cash margin related to our cleared swaps and futures contracts of $95 million based on our derivatives portfolio as of December 31, 2025. Of the $605 million estimated decrease in fair value of our derivatives portfolio as of December 31, 2025, $50 million related to non-qualified derivatives used to mitigate interest rate risk associated with our variable annuity market risk benefits.
We also performed a similar sensitivity analysis on our variable annuity market risk benefits and noted that a 100 basis point increase in interest rates, with all other factors held constant, would result in a decrease in the fair value of the net liability after reinsurance of approximately $75 million as of both December 31, 2025 and 2024.

Equity Market Risk
One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the fair value of our equity investments to decline by approximately $50 million based on our equity positions as of December 31, 2025, as compared to a decline of approximately $45 million under this model as of December 31, 2024.
We performed a similar sensitivity analysis on our equity market derivatives and noted that a 10% decline in equity market prices would result in an increase in fair value of $40 million based on our equity market derivatives as of both December 31, 2025 and 2024. The estimated increase in fair value primarily relates to non-qualified derivatives used to mitigate equity market risk associated with our variable annuity and fixed indexed annuity liabilities.
We also performed a similar sensitivity analysis on our variable annuity market risk benefits and noted that a 10% broad-based decline in equity market prices, with all other factors held constant, would result in an increase in the fair value of the net liability after reinsurance of approximately $55 million as of December 31, 2025, as compared to an increase of approximately $60 million as of December 31, 2024.

Item 8. Financial Statements and Supplementary Data
Genworth Financial, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Genworth Financial, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Genworth Financial, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Liability for future policy benefits for long-term care insurance and life insurance
As discussed in Notes 2 and 8 to the consolidated financial statements, the liability for future policy benefits is equal to the present value of expected future benefits and claim-related expenses, less the present value of expected future net premiums. Cash flow assumptions, as applicable, used to estimate the liability for future policy benefits include health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured mortality (i.e., life expectancy or longevity), insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates), estimates of future in-force rate actions (including premium rate increases and associated benefit reductions), and expected impacts of other reduced benefit options outside of in-force rate actions associated with long-term care insurance. Estimates of future in-force rate actions include those that are approved or anticipated to be approved, including premium rate increases and associated benefit reductions not yet filed. The Company’s liability for future policy benefits was $55,228 million as of December 31, 2025, of which $43,157 million related to long-term care insurance and $1,467 million related to life insurance.
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
The following are the primary procedures we performed to address this critical audit matter. With the assistance of actuarial professionals, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s liability for future policy benefits for long-term care insurance and life insurance. This included controls related to the development of the key assumptions. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:
•evaluating the actuarial methodologies and key assumptions used to estimate the liability for future policy benefits for long-term care insurance and life insurance for consistency with generally accepted actuarial methodologies and industry practice
•evaluating certain of the Company’s key assumptions by assessing them in comparison to the Company’s relevant historical experience data and industry data or qualitative factors, and the consistency of the assumptions with each other
•assessing the reasonableness of estimated future in-force rate action assumptions for long-term care insurance for a selection of estimated rate increases by a) comparing to the Company’s historical regulatory approvals and regulatory information and b) assessing the Company’s ability to achieve the estimated future in-force rate actions by reperforming the Company’s calculations and comparing to the requirements to request a rate action.
Additional insurance liabilities for secondary guarantees for universal and term universal contracts
As discussed in Notes 2, 9 and 10 to the consolidated financial statements, the additional insurance liabilities consist of secondary guarantees or product features in addition to the policyholder account balance on universal and term universal contracts. The additional insurance liability is equal to the sum of cumulative assessments multiplied by the current benefit ratio plus accrued interest, less excess payments. These additional benefit reserves are included in the liability for policyholder account balances in the consolidated balance sheets. The benefit ratio is equal to the present value of total expected benefit payments over the life of the contract divided by the present value of total expected assessments over the life of the contract, discounted by the projected crediting rate. The assumptions used to calculate the benefit ratio include insured mortality (i.e., life expectancy or longevity), interest rates and policyholder persistency or lapses, among other assumptions. The Company’s total policyholder account balances of $13,843 million as of December 31, 2025, included $2,986 million of additional insurance liabilities related to universal and term universal contracts.
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
The following are the primary procedures we performed to address this critical audit matter. With the assistance of actuarial professionals, where appropriate, we evaluated the design and tested the operating effectiveness of certain internal controls related to the valuation of the additional insurance liabilities. This included controls related to the development of the mortality and lapse assumptions. We tested the Company’s process to develop the universal and term universal contract additional insurance liabilities through the procedures below. We involved actuarial professionals with specialized skills and knowledge, who assisted in:
•evaluating the methods and assumptions for consistency with generally accepted actuarial methodologies and industry practice
•evaluating the Company’s mortality and lapse assumptions by assessing the consistency of the assumptions with the underlying historical claims and lapse experience data and industry data

Mortgage insurance loss reserves
As discussed in Notes 2 and 13 to the consolidated financial statements, the Company estimates the liabilities for losses on insured mortgage loans (loss reserves) by estimating the number of loans in their inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The estimates are determined using a factor-based approach, in which assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim are calculated using traditional actuarial techniques. The Company’s Enact segment’s mortgage insurance loss reserves were $572 million of a total liability for policy and contract claims of $727 million as of December 31, 2025.
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
The following are the primary procedures we performed to address the critical audit matter. With the assistance of actuarial professionals, we evaluated the design and tested the operating effectiveness of certain internal controls related to the valuation of mortgage insurance loss reserves. This included controls related to the review and approval of the claim severity and claim rate reserve factors used in the estimate for mortgage insurance loss reserves. We involved actuarial professionals with specialized knowledge and experience, who assisted in:
•assessing the Company’s reserving methodology by comparing to accepted actuarial methodologies
•developing an independent estimate and range for a portion of the mortgage insurance loss reserves, using the Company’s underlying historical claims and delinquency data and independently developed models and assumptions and assessing the position in the range and the year-over-year movements of the Company’s recorded mortgage insurance loss reserves within the developed independent range.
/s/ KPMG LLP
We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1996.
Richmond, Virginia
February 27, 2026

GENWORTH FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value and share amounts)

	December 31,
	2025	2024
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $48,150 and $48,720, respectively, and allowance for credit losses of $23 and $10, respectively)	$45,762	$44,902
Equity securities, at fair value	555	515
Commercial mortgage loans	6,363	6,450
Less: Allowance for credit losses	(59)	(39)
Commercial mortgage loans, net	6,304	6,411
Policy loans	2,297	2,310
Limited partnerships	3,484	3,142
Other invested assets	770	648
Total investments	59,172	57,928
Cash, cash equivalents and restricted cash	2,036	2,048
Accrued investment income	603	607
Deferred acquisition costs	1,586	1,779
Intangible assets and goodwill	198	197
Reinsurance recoverable	17,860	17,616
Less: Allowance for credit losses	(23)	(24)
Reinsurance recoverable, net	17,837	17,592
Other assets	418	444
Deferred tax asset	1,800	1,731
Market risk benefit assets	64	57
Separate account assets	4,369	4,438
Total assets	$88,083	$86,821
Liabilities and equity
Liabilities:
Future policy benefits	$55,228	$53,610
Policyholder account balances	13,843	14,594
Market risk benefit liabilities	413	465
Liability for policy and contract claims	727	670
Unearned premiums	92	115
Other liabilities	2,131	2,026
Long-term borrowings	1,513	1,518
Separate account liabilities	4,369	4,438
Liabilities related to discontinued operations	—	4
Total liabilities	78,316	77,440
Commitments and contingencies (Note 22)
Equity:
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 607,393,280 and 606,314,179 shares issued, respectively; 391,836,579 and 421,419,484 shares outstanding, respectively	1	1
Additional paid-in capital	11,888	11,875
Accumulated other comprehensive income (loss)	(1,324)	(1,643)
Retained earnings	1,684	1,462
Treasury stock, at cost (215,556,701 and 184,894,695 shares, respectively)	(3,499)	(3,251)
Total Genworth Financial, Inc.’s stockholders’ equity	8,750	8,444
Noncontrolling interests	1,017	937
Total equity	9,767	9,381
Total liabilities and equity	$88,083	$86,821
See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share amounts)

	Years ended December 31,
	2025	2024	2023
Revenues:
Premiums	$3,499	$3,480	$3,636
Net investment income	3,125	3,160	3,183
Net investment gains (losses)	59	13	23
Policy fees and other income	618	642	646
Total revenues	7,301	7,295	7,488
Benefits and expenses:
Benefits and other changes in policy reserves	4,821	4,766	4,783
Liability remeasurement (gains) losses	313	153	587
Changes in fair value of market risk benefits and associated hedges	3	(13)	(12)
Interest credited	386	453	503
Acquisition and operating expenses, net of deferrals	1,009	977	942
Amortization of deferred acquisition costs and intangibles	231	249	264
Interest expense	105	115	118
Total benefits and expenses	6,868	6,700	7,185
Income (loss) from continuing operations before income taxes	433	595	303
Provision (benefit) for income taxes	84	158	104
Income (loss) from continuing operations	349	437	199
Income (loss) from discontinued operations, net of taxes	1	(10)	—
Net income (loss)	350	427	199
Less: net income (loss) attributable to noncontrolling interests	127	128	123
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$223	$299	$76
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.54	$0.71	$0.16
Diluted	$0.54	$0.70	$0.16
Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.54	$0.69	$0.16
Diluted	$0.54	$0.68	$0.16
Weighted-average common shares outstanding:
Basic	409.0	433.9	468.8
Diluted	414.0	439.4	474.9
See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in millions)

	Years ended December 31,
	2025	2024	2023
Net income (loss)	$350	$427	$199
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	1,205	(1,017)	1,305
Net unrealized gains (losses) on securities with an allowance for credit losses	(2)	(5)	—
Derivatives qualifying as hedges	(305)	(518)	(190)
Change in the discount rate used to measure future policy benefits	(559)	2,462	(1,036)
Change in instrument-specific credit risk of market risk benefits	1	3	2
Foreign currency translation and other adjustments	12	(8)	6
Total other comprehensive income (loss)	352	917	87
Total comprehensive income (loss)	702	1,344	286
Less: comprehensive income (loss) attributable to noncontrolling interests	160	132	151
Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$542	$1,212	$135
See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2022	$1	$11,869	$(2,615)	$1,090	$(2,764)	$7,581	$755	$8,336
Repurchase of subsidiary shares	—	—	—	—	—	—	(16)	(16)
Comprehensive income (loss):
Net income (loss)	—	—	—	76	—	76	123	199
Other comprehensive income (loss), net of taxes	—	—	59	—	—	59	28	87
Total comprehensive income (loss)						135	151	286
Treasury stock acquired in connection with share repurchases	—	—	—	—	(299)	(299)	—	(299)
Dividends to noncontrolling interests	—	—	—	—	—	—	(39)	(39)
Stock-based compensation expense and exercises and other	—	15	—	(2)	—	13	4	17
Balances as of December 31, 2023	1	11,884	(2,556)	1,164	(3,063)	7,430	855	8,285
Repurchase of subsidiary shares	—	—	—	—	—	—	(45)	(45)
Comprehensive income (loss):
Net income (loss)	—	—	—	299	—	299	128	427
Other comprehensive income (loss), net of taxes	—	—	913	—	—	913	4	917
Total comprehensive income (loss)						1,212	132	1,344
Treasury stock acquired in connection with share repurchases	—	—	—	—	(188)	(188)	—	(188)
Dividends to noncontrolling interests	—	—	—	—	—	—	(21)	(21)
Stock-based compensation expense and exercises and other	—	(9)	—	(1)	—	(10)	16	6
Balances as of December 31, 2024	1	11,875	(1,643)	1,462	(3,251)	8,444	937	9,381
Repurchase of subsidiary shares	—	—	—	—	—	—	(72)	(72)
Comprehensive income (loss):
Net income (loss)	—	—	—	223	—	223	127	350
Other comprehensive income (loss), net of taxes	—	—	319	—	—	319	33	352
Total comprehensive income (loss)						542	160	702
Treasury stock acquired in connection with share repurchases	—	—	—	—	(248)	(248)	—	(248)
Dividends to noncontrolling interests	—	—	—	—	—	—	(23)	(23)
Stock-based compensation expense and exercises and other	—	13	—	(1)	—	12	15	27
Balances as of December 31, 2025	$1	$11,888	$(1,324)	$1,684	$(3,499)	$8,750	$1,017	$9,767

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years ended December 31,
	2025	2024	2023
Cash flows from (used by) operating activities:
Net income (loss)	$350	$427	$199
Less (income) loss from discontinued operations, net of taxes	(1)	10	—
Adjustments to reconcile net income (loss) to net cash from (used by) operating activities:
Amortization of fixed maturity securities discounts and premiums	(138)	(119)	(106)
Net investment (gains) losses	(59)	(13)	(23)
Changes in fair value of market risk benefits and associated hedges	3	(13)	(12)
Charges assessed to policyholders	(540)	(564)	(572)
Amortization of deferred acquisition costs and intangibles	231	249	264
Deferred income taxes	(55)	(103)	48
Derivative instruments, limited partnerships and other	(316)	(461)	(557)
Long-term incentive compensation expense	58	51	49
Change in certain assets and liabilities:
Accrued investment income and other assets	(77)	(112)	(150)
Insurance reserves	908	777	1,500
Current tax liabilities	(30)	14	46
Other liabilities, policy and contract claims and other policy-related balances	5	(55)	(86)
Cash from (used by) operating activities—discontinued operations	(12)	—	(3)
Net cash from (used by) operating activities	327	88	597
Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	2,926	2,524	2,426
Commercial mortgage loans	696	586	470
Limited partnerships and other invested assets	280	244	202
Proceeds from sales of investments:
Fixed maturity and equity securities	2,093	2,640	2,233
Purchases and originations of investments:
Fixed maturity and equity securities	(4,296)	(4,445)	(3,217)
Commercial mortgage loans	(617)	(211)	(273)
Limited partnerships and other invested assets	(614)	(518)	(586)
Short-term investments, net	(31)	24	(12)
Policy loans, net	108	73	73
Proceeds from sale of property	23	—	—
Other	(50)	(56)	(55)
Net cash from (used by) investing activities	518	861	1,261
Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	505	534	566
Withdrawals from universal life and investment contracts	(991)	(1,214)	(1,637)
Proceeds from issuance of long-term debt	—	750	—
Debt issuance costs	—	(7)	—
Repayment and repurchase of long-term debt	(7)	(824)	(32)
Repurchase of subsidiary shares	(72)	(45)	(16)
Treasury stock acquired in connection with share repurchases	(247)	(189)	(296)
Dividends paid to noncontrolling interests	(23)	(21)	(39)
Other, net	(22)	(99)	11
Net cash from (used by) financing activities	(857)	(1,115)	(1,443)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1)	1
Net change in cash, cash equivalents and restricted cash	(12)	(167)	416
Cash, cash equivalents and restricted cash at beginning of period	2,048	2,215	1,799
Cash, cash equivalents and restricted cash at end of period	$2,036	$2,048	$2,215

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023

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
Beginning in the fourth quarter of 2025 and in connection with the cessation of sales of long-term care insurance products through Genworth Life Insurance Company (“GLIC”), Genworth Financial’s wholly-owned subsidiary, we changed our reportable segments to better align with how we currently manage our business. Under the new reporting structure, we operate our business through the following two reportable segments:
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
•Closed Block. We service a variety of protection and retirement income products that were previously sold through GLIC and its subsidiaries, collectively referred to as our “legacy insurance subsidiaries.” Our primary protection products include long-term care and life insurance. Long-term care insurance products are intended to protect against the significant and escalating costs of long-term care services provided in the insured’s home or assisted living or nursing facilities. Life insurance products include traditional and non-traditional life insurance (term, universal and term universal life insurance as well as corporate-owned life insurance and funding agreements). Our retirement income products include fixed and variable annuities.
We believe the change in our reporting structure helps to enhance understanding of business performance and better aligns with our strategic priorities, including to maintain the self-sustainability of our legacy insurance subsidiaries, which are managed on a standalone basis. All prior period financial information has been recast to reflect the reorganized segment reporting structure.
In addition to our two reportable segments, we also have Corporate and Other, which includes debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, and eliminations of inter-segment transactions. Corporate and Other also includes the results of other businesses that are not individually reportable, such as start-up results of our CareScout business (“CareScout”), including aging care services offered through our CareScout services business (“CareScout Services”) and long-term care insurance products offered through our CareScout insurance business (“CareScout Insurance”), and certain international businesses.
On July 31, 2023, Genworth Financial’s Board of Directors authorized an additional $350 million of share repurchases under Genworth Financial’s existing share repurchase program that began in May 2022. On September 18, 2025, Genworth Financial announced that its Board of Directors had authorized a new share repurchase program under which Genworth Financial may purchase up to $350 million of its outstanding common stock. Under the new program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the new share repurchase program will depend on a variety of factors, including Genworth

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
Pursuant to the programs, during 2025, Genworth Financial repurchased 30,662,006 shares of its common stock at an average price of $7.99 per share for a total cost of $248 million, including excise taxes and other costs paid in connection with acquiring the shares, and finalized repurchases under the July 2023 authorization. The repurchased shares were recorded at cost and presented as treasury stock in a separate caption in equity in our consolidated balance sheets.
During the period January 1 through February 20, 2026, Genworth Financial repurchased 4,344,376 shares of its common stock through a Rule 10b5-1 trading plan at an average price of $8.75 per share, leaving approximately $222 million available for repurchase under the new share repurchase program as of February 20, 2026.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
c) Policy Fees and Other Income
Policy fees and other income consist primarily of insurance charges assessed on universal and term universal life insurance contracts and fees assessed against customer account values. For universal and term universal life insurance contracts, charges to policyholder accounts for cost of insurance are recognized as revenue when due. Variable product fees are charged to variable annuity contractholders based upon the daily net assets of the contractholder’s and policyholder’s account values and are recognized as revenue when charged. Policy surrender fees are recognized as income when the policy is surrendered.
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
Accrued interest is included in accrued investment income in our consolidated balance sheet. We exclude accrued interest related to available-for-sale fixed maturity securities from the estimated allowance for credit losses. Accrued interest on available-for-sale fixed maturity securities is deemed uncollectible and typically written off after 90 days; therefore, we do not measure an allowance for credit losses related to accrued interest. Amounts written off related to accrued interest are recorded as a credit loss expense included in net investment gains (losses).
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
Years Ended December 31, 2025, 2024 and 2023
Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. All assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:
•Level 1—Quoted prices for identical instruments in active markets.
•Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations for which inputs are observable or where those significant value drivers are observable.
•Level 3—Instruments for which significant value drivers are unobservable.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
Accrued interest related to commercial mortgage loans is included in accrued investment income in our consolidated balance sheet and had a carrying value of $21 million and $23 million as of December 31, 2025 and 2024, respectively. We do not measure an allowance for credit losses related to accrued interest as uncollectible accrued interest related to our commercial mortgage loans is written off after 90 days and once collectability is determined to be uncertain and not probable. Amounts written off related to accrued interest are recorded as a credit loss expense included in net investment gains (losses).
g) Limited Partnerships
Limited partnerships are accounted for at fair value when our partnership interest is considered minor (generally less than 3% to 5% ownership in the limited partnerships) and we exercise no influence over operating and financial policies. For limited partnerships that do not have a readily determinable fair value, we utilize the net asset value (“NAV”) from the underlying fund statements as a practical expedient for fair value. Changes in the estimated fair value of these investments are included in net investment gains (losses) and income and expenses are reported in net investment income. Investment distributions are evaluated to determine whether the distribution is a return on investment, such as capital gains, interest income and dividend income, or a return of capital. If our ownership percentage exceeds the minor threshold, limited partnerships are accounted for using the equity method of accounting. Our proportionate share of the earnings or losses for limited partnerships accounted for using the equity method of accounting is included in net investment income. In applying either method, we use financial information provided by the investee generally on a one- to three-month lag. However, we consider whether an adjustment to the value is necessary when the measurement date is not aligned with our reporting date.
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
Years Ended December 31, 2025, 2024 and 2023
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
The majority of our derivative arrangements require the posting of collateral upon meeting certain net exposure thresholds. The amounts recognized for derivative counterparty collateral received by us are recorded in cash, cash equivalents and restricted cash with a corresponding amount recorded in other liabilities to represent our obligation to return the collateral retained by us. We held no cash collateral from counterparties as of December 31, 2025 and 2024. We also receive non-cash collateral that is not recognized in our consolidated balance sheet unless we exercise our right to sell or re-pledge the underlying asset. As of December 31, 2025 and 2024, the fair value of non-cash collateral received was $17 million and $11 million, respectively, and the underlying assets were not sold or re-pledged. We pledged $1,717 million and $1,592 million of fixed maturity securities as of December 31, 2025 and 2024, respectively. Fixed maturity securities that we pledge as collateral remain in our consolidated balance sheet within fixed maturity securities available-for-sale. Any cash collateral pledged to a derivative counterparty is derecognized with a receivable recorded in other assets for the right to receive our cash collateral back from the counterparty. Daily changes in the fair value of the derivative contract, commonly referred to as variation margin, for derivatives cleared through a central clearing party, such as the Chicago Mercantile Exchange, are treated as daily settlements of the derivative contract.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
k) Intangible Assets and Goodwill
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
Goodwill. Goodwill is not amortized but is tested for impairment annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The determination of fair value requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business, one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. If the reporting unit’s fair value is below its carrying value, we recognize an impairment in an amount equal to the difference between the carrying value and the fair value of the reporting unit up to the amount of recorded goodwill. No goodwill impairment charges were recorded in 2025.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
l) Reinsurance
Premium revenue, benefits and acquisition and operating expenses, net of deferrals, are reported net of the amounts relating to reinsurance ceded to other companies in the consolidated statements of operations. Amounts due from reinsurers for incurred and estimated future claims are reflected in the reinsurance recoverable asset in the consolidated balance sheets. Amounts received from reinsurers that represent recovery of acquisition costs are netted against DAC so that the net amount is capitalized. The cost of reinsurance, or the difference between amounts paid and the liabilities ceded at the inception of the reinsurance agreement, is deferred and amortized in a manner consistent with DAC over the terms of the related reinsurance treaties using the same assumptions as those used to account for the underlying reinsured policies. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.
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
m) Separate Accounts
Separate account assets represent funds for which the investment income and investment gains and losses accrue directly to the contractholders and are reflected in our consolidated balance sheets at fair value, reported as summary total separate account assets with an equivalent summary total reported for liabilities. Amounts assessed against the contractholders for mortality, administrative and other services are included in revenues. Net investment income and net investment gains (losses) accrue to the benefit of the contractholder and are offset within the same line item in the consolidated statements of operations; as a result, there is no impact to net income (loss). There are no gains or losses on transfers of assets from the general account to the separate account.
n) Insurance Reserves
Future Policy Benefits
The liability for future policy benefits is equal to the present value of expected future benefits and claim-related expenses, less the present value of expected future net premiums. Cash flow assumptions, as applicable, used to estimate the liability for future policy benefits include health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured mortality (i.e., life expectancy or longevity) and insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates). Cash flow assumptions associated with our long-term care insurance products in our Closed Block segment also include expected impacts of our in-force management actions, such as future in-force rate actions (including premium rate increases and associated benefit reductions) and other reduced benefit options. Estimates of future in-force rate actions include those that are approved or anticipated to be approved, including anticipated premium rate increases and associated benefit reductions from rate actions not yet filed. Other reduced benefit options represent alternative options offered to our policyholders outside of in-force rate actions. Claim termination rates for our long-term care insurance products represent the expected rates at which claims end, and benefit utilization rates represent

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
the available policy benefits expected to be used. Both claim termination rates and benefit utilization rates are influenced by, among other things, gender, age at claim, diagnosis, type of care needed, benefit period and daily benefit amount.
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
Cash flow assumptions used to estimate the liability for future policy benefits are monitored quarterly and are updated if emerging experience indicates a change is necessary. As a result, we expect to update the cash flow assumptions related to the implementation timing and approval amounts of our long-term care insurance in-force rate actions in our Closed Block segment on a quarterly basis. We update the net premium ratio quarterly for actual historical experience; therefore, during interim reporting periods we replace forecasted cash flow assumptions with actual cash flows with any difference recorded in net income (loss).
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
Years Ended December 31, 2025, 2024 and 2023
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
Years Ended December 31, 2025, 2024 and 2023
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
o) Market Risk Benefits
MRBs are benefit features associated with our fixed and variable annuity contracts that provide protection to the contractholder while exposing us to other-than-nominal capital market risk. MRBs are measured at fair value using an income-based valuation model. Changes in fair value of market risk benefits, excluding changes attributable to instrument-specific credit risk (or non-performance risk) are reported as changes in fair value of market risk benefits and associated hedges in current period net income (loss). The portion of the change in fair value attributable to instrument-specific credit risk is recognized in accumulated other comprehensive income (loss).
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
Years Ended December 31, 2025, 2024 and 2023
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
r) Stock-Based Compensation
For share-based equity awards, we determine fair value on the grant date and recognize the related compensation expense, adjusted for expected forfeitures, in net income (loss) over the respective vesting period of the awards.
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
Some employees participate in defined benefit pension and postretirement benefit plans. We recognize expense for these plans based upon actuarial valuations performed by external experts. We estimate aggregate benefits by using assumptions for employee turnover, future compensation increases, rates of return on pension plan assets and future health

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
care costs. We recognize an expense for differences between actual experience and estimates over the average future service period of participants. We recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in our consolidated balance sheets and recognize changes in that funded status in the year in which the changes occur through OCI. As of December 31, 2025 and 2024, we recognized a liability for these plans in other liabilities in the consolidated balance sheets.
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
Our companies have elected to file a single U.S. consolidated income tax return (the “life/non-life consolidated return”). All companies domesticated in the United States are included in the life/non-life consolidated return as allowed by the tax law and regulations, with the exception of CareScout Insurance Company, which became a life insurance company and is required to file separately for a period of five years effective 2025. We have a tax sharing agreement in place and all intercompany balances related to this agreement are settled at least annually.
u) Loss Recoveries
We recognize loss recoveries when the recovery is probable to occur and reasonably estimable. To be considered probable to occur, recovery amounts may not be subject to dispute. Loss recoveries include amounts Genworth has received or expects to collect from AXA S.A. (“AXA”) related to previously recognized payment protection insurance (“PPI”) mis-selling losses paid to AXA, which are reported as income (loss) from discontinued operations in the consolidated statements of operations. See note 22 for additional information on the AXA litigation with Santander Cards UK Limited (“Santander”) and Genworth’s related loss recoveries.
v) Variable Interest Entities
We are involved in certain entities that are considered VIEs as defined under U.S. GAAP, and accordingly, we evaluate the VIE to determine whether we are the primary beneficiary and are required to consolidate the assets and liabilities of the entity. The primary beneficiary of a VIE is the enterprise that has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The determination of the primary beneficiary for a VIE can be complex and requires management judgment regarding the expected results of the entity and how those results are absorbed by variable interest holders, as well as which party has the power to direct activities that most significantly impact the performance of the VIEs. Our primary involvement related to VIEs includes certain investments and reinsurance transactions.
We hold investments in certain structures that are considered VIEs. Our investments represent beneficial interests that are primarily in the form of structured securities or limited partnership investments. Our involvement in these structures typically represents a passive investment in the returns generated by the VIE and typically does not result in having significant influence over the economic performance of the VIE. Investments in limited partnerships or similar entities are generally limited partner or non-managing member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of December 31, 2025 and 2024, the total carrying value of these investments was $3,450 million and $3,104 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
w) Leases
We have leased assets predominantly classified as operating leases, which are recognized both as a right-of-use asset and a corresponding lease liability in our consolidated balance sheets. Our leased assets consist of office space in eight locations in the United States and one location in Mexico. Lease payments included in the calculation of our lease liability include fixed amounts contained within each rental agreement and variable lease payments that are based upon an index or rate. We combine lease and non-lease components and as a result, non-lease components are included in the calculation of our lease liability. Our remaining lease terms ranged from less than one year to 13 years and had a weighted-average remaining lease term of eight years as of December 31, 2025. The implicit rate of our lease agreements was not readily determinable; therefore, we utilized our incremental borrowing rate to discount future lease payments. The weighted-average discount rate was 6.9% as of December 31, 2025. The amount of contractual undiscounted lease obligations due in 2026, 2027, 2028, 2029, and 2030 and thereafter is $12 million, $11 million, $5 million, $4 million and $26 million, respectively. As of December 31, 2025, the operating lease liability recorded in other liabilities in our consolidated balance sheet of $45 million was net of imputed interest of $13 million.
x) Accounting Changes
Derivative Accounting Scope Refinement
On December 31, 2025, we elected to early adopt new accounting guidance to refine the scope of derivative accounting. The guidance added a scope exception for certain contracts that are not exchange-traded and have underlying variables based on the operations or activities of one of the parties to the contract. In accordance with the new accounting guidance, we adopted this guidance prospectively as of December 31, 2025, which did not have any impact at adoption.
Improvements to Income Tax Disclosures
On January 1, 2025, we adopted new accounting guidance to improve income tax disclosures. The guidance requires annual disclosure of specific categories in the income tax rate reconciliation, separate disclosure of additional information related to reconciling items that meet a quantitative threshold and additional disclosures about income taxes paid, among other qualitative and quantitative disclosure improvements. We adopted this guidance using the retrospective method, which had no impact on our consolidated financial statements but expanded our income tax disclosures reflected in note 16 herein.
Improvements to Reportable Segment Disclosures
On January 1, 2024, we adopted new accounting guidance to improve reportable segment disclosures, which was effective for annual reporting periods beginning on January 1, 2024 and interim reporting periods beginning on January 1, 2025. The guidance requires annual and interim disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”) and other segment items. The guidance also requires disclosures about a segment’s profit or loss and assets, previously only required annually, to be disclosed on an interim basis. We adopted this guidance using the retrospective method, which had no impact on our consolidated financial statements but expanded our segment disclosures reflected in note 21 herein.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
Long-Duration Targeted Improvements
On January 1, 2023, we adopted new accounting guidance related to the recognition and measurement of long-duration insurance contracts, commonly known as long-duration targeted improvements. This new accounting guidance significantly changed the recognition and measurement of the assets and liabilities associated with the long-duration insurance contracts in our legacy insurance subsidiaries, and also significantly increased our disclosure requirements. The new guidance did not impact our Enact segment or Corporate and Other.
We adopted this new accounting guidance using the modified retrospective transition method for all topics except for MRBs, which was required to be applied using the retrospective transition method. The modified retrospective transition method generally resulted in applying the guidance to contracts on the basis of existing carrying values as of January 1, 2021 (the “Transition Date”). The new accounting guidance, for all topics, was applied as of the Transition Date with an adjustment to beginning retained earnings and accumulated other comprehensive income (loss). Our long-term care insurance products were most significantly impacted by the adoption due to the requirement to remeasure the liability for future policy benefits and related reinsurance recoverables at the single-A bond rate as of the Transition Date, which at that time was materially lower than the locked-in discount rate.
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
y) Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued new accounting guidance to require disaggregated disclosures in the notes to the financial statements of certain categories of expenses included in our consolidated statements of operations, including employee compensation, depreciation and intangible asset amortization. This guidance is effective for us for annual reporting periods beginning on January 1, 2027 and interim periods beginning on January 1, 2028 using the prospective or retrospective method, with early adoption permitted. We are currently evaluating the impact the guidance may have on our processes, controls and disclosures.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
z) Revision of Previously Issued Financial Statements
In the fourth quarter of 2025, we corrected the measurement of our reinsurance recoverable for our traditional life insurance products that include non-proportional reinsurance treaties by aligning the recognition of gains on the recoverable assets with the underlying losses on the direct liabilities on a cohort basis. The correction only affected our reinsurance recoverable assets, deferred income taxes and total equity, and had no impact on the underlying reinsurance agreements or cash flows. We evaluated the effects of the correction on our previously issued financial statements, on a qualitative and quantitative basis, in accordance with accounting guidance issued by the FASB and the Securities and Exchange Commission related to accounting changes and error corrections and concluded the error was not material to our previously issued consolidated financial statements in any of the prior periods in which it occurred. However, we corrected the error in our historical financial statements included in this annual report by reducing equity as of December 31, 2022 by $50 million after-tax and by adjusting earnings in the fourth quarter of 2025, which increased net income by $11 million.
Under the corrected accounting treatment, non-proportional ceded reinsurance is floored and a gain is immediately recognized only to the extent that a flooring adjustment is recorded to the underlying direct liability for future policy benefits. The total ceded reinsurance gain in any given period is limited to the loss recognized on the underlying direct liability for future policy benefits in the same period, and no gain or loss is recognized upon entering into a reinsurance contract. See note 2(n) for a discussion of our policy for flooring the liability for future policy benefits.
The following table presents the impact of correcting the affected components of equity as of December 31:

	2023			2022
(Amounts in millions)	As reported	Adjustments	As revised	As reported	Adjustments	As revised
Accumulated other comprehensive income (loss)	$(2,555)	$(1)	$(2,556)	$(2,614)	$(1)	$(2,615)
Retained earnings	1,213	(49)	1,164	1,139	(49)	1,090
Total Genworth Financial, Inc.’s stockholders’ equity	7,480	(50)	7,430	7,631	(50)	7,581
Total equity	8,335	(50)	8,285	8,386	(50)	8,336
The following table presents the affected lines of the consolidated balance sheet as of December 31, 2024 reflecting the impact of the correction:

(Amounts in millions)	As reported	Adjustments	As revised
Assets
Reinsurance recoverable	$17,679	$(63)	$17,616
Less: Allowance for credit losses	(24)	—	(24)
Reinsurance recoverable, net	17,655	(63)	17,592
Deferred tax asset	1,718	13	1,731
Total assets	86,871	(50)	86,821
Liabilities and equity
Equity:
Accumulated other comprehensive income (loss)	(1,642)	(1)	(1,643)
Retained earnings	1,511	(49)	1,462
Total Genworth Financial, Inc.’s stockholders’ equity	8,494	(50)	8,444
Total equity	9,431	(50)	9,381
Total liabilities and equity	86,871	(50)	86,821

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
(3) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the years ended December 31:

(Amounts in millions, except per share amounts)	2025	2024	2023
Weighted-average common shares used in basic earnings (loss) per share calculations	409.0	433.9	468.8
Potentially dilutive securities:
Performance stock units, restricted stock units and other equity-based awards	5.0	5.5	6.1
Weighted-average common shares used in diluted earnings (loss) per share calculations	414.0	439.4	474.9
Income (loss) from continuing operations:
Income (loss) from continuing operations	$349	$437	$199
Less: net income (loss) from continuing operations attributable to noncontrolling interests	127	128	123
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$222	$309	$76
Basic per share	$0.54	$0.71	$0.16
Diluted per share	$0.54	$0.70	$0.16
Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$1	$(10)	$—
Basic per share	$—	$(0.02)	$—
Diluted per share	$—	$(0.02)	$—
Net income (loss):
Income (loss) from continuing operations	$349	$437	$199
Income (loss) from discontinued operations, net of taxes	1	(10)	—
Net income (loss)	350	427	199
Less: net income (loss) attributable to noncontrolling interests	127	128	123
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$223	$299	$76
Basic per share	$0.54	$0.69	$0.16
Diluted per share	$0.54	$0.68	$0.16

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
(4) Investments
(a)Net Investment Income
Sources of net investment income were as follows for the years ended December 31:

(Amounts in millions)	2025	2024	2023
Fixed maturity securities—taxable	$2,255	$2,238	$2,244
Fixed maturity securities—non-taxable	1	2	3
Equity securities	13	13	11
Commercial mortgage loans	294	297	302
Policy loans	144	189	224
Limited partnerships	195	152	117
Other invested assets (1)	248	270	279
Cash, cash equivalents, restricted cash and short-term investments	80	99	95
Gross investment income before expenses and fees	3,230	3,260	3,275
Expenses and fees	(105)	(100)	(92)
Net investment income	$3,125	$3,160	$3,183
__________________________
(1)Includes amounts related to derivative instruments. See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
(b)Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2025	2024	2023
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$29	$49	$29
Realized losses	(79)	(106)	(154)
Net realized gains (losses) on available-for-sale fixed maturity securities	(50)	(57)	(125)
Net realized gains (losses) on equity securities sold	5	9	(1)
Total net realized investment gains (losses)	(45)	(48)	(126)
Net change in allowance for credit losses on available-for-sale fixed maturity securities	(13)	(3)	(7)
Write-down of available-for-sale fixed maturity securities (1)	(4)	(9)	(1)
Net unrealized gains (losses) on equity securities still held	56	83	53
Net unrealized gains (losses) on limited partnerships	112	43	111
Commercial mortgage loans	(23)	(16)	(5)
Derivative instruments (2)	(17)	(18)	7
Other	(7)	(19)	(9)
Net investment gains (losses)	$59	$13	$23
__________________________
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
See note 2 for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale fixed maturity securities. The following tables represent the allowance for credit losses aggregated by security type for available-for-sale fixed maturity securities as of and for the years ended December 31:

	2025
(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
Non-U.S. government	$—	$2	$—	$—	$—	$—	$—	$2
U.S. corporate	4	11	(1)	(6)	—	—	—	8
Non-U.S. corporate	3	13	—	(6)	(1)	—	—	9
Commercial mortgage-backed	3	1	—	—	—	—	—	4
Total available-for-sale fixed maturity securities	$10	$27	$(1)	$(12)	$(1)	$—	$—	$23

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023

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
(c)Unrealized Investment Gains and Losses
Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of December 31:

(Amounts in millions)	2025	2024	2023
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses	$(2,356)	$(3,801)	$(2,577)
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses	(9)	(7)	—
Adjustments to policyholder contract balances	66	83	52
Income taxes, net	307	530	352
Net unrealized investment gains (losses)	(1,992)	(3,195)	(2,173)
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	(5)	(39)	(43)
Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(1,987)	$(3,156)	$(2,130)

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the years ended December 31:

(Amounts in millions)	2025	2024	2023
Beginning balance	$(3,156)	$(2,130)	$(3,407)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	1,393	(1,288)	1,549
Adjustments to policyholder contract balances	(17)	31	(16)
(Provision) benefit for income taxes	(213)	190	(327)
Change in unrealized gains (losses) on investment securities	1,163	(1,067)	1,206
Reclassification adjustments to net investment (gains) losses (1)	40	45	99
Change in net unrealized investment gains (losses)	1,203	(1,022)	1,305
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	34	4	28
Ending balance	$(1,987)	$(3,156)	$(2,130)
__________________________
(1)Net of taxes of $(10) million, $(12) million and $(26) million during the years ended December 31, 2025, 2024 and 2023, respectively.
Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
(d)Fixed Maturity Securities
As of December 31, 2025, the amortized cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,999	$66	$(364)	$—	$3,701
State and political subdivisions	2,356	13	(255)	—	2,114
Non-U.S. government	1,257	36	(76)	(2)	1,215
U.S. corporate:
Utilities	4,798	95	(375)	(3)	4,515
Energy	2,506	69	(123)	—	2,452
Finance and insurance	7,435	109	(487)	—	7,057
Consumer—non-cyclical	4,591	98	(279)	(4)	4,406
Technology and communications	2,947	58	(256)	—	2,749
Industrial	1,030	14	(89)	(1)	954
Capital goods	2,359	65	(105)	—	2,319
Consumer—cyclical	1,295	23	(69)	—	1,249
Transportation	1,115	37	(77)	—	1,075
Other	280	4	(14)	—	270
Total U.S. corporate	28,356	572	(1,874)	(8)	27,046
Non-U.S. corporate:
Utilities	672	4	(36)	(3)	637
Energy	957	27	(36)	(4)	944
Finance and insurance	1,751	43	(75)	—	1,719
Consumer—non-cyclical	615	6	(64)	—	557
Technology and communications	743	9	(63)	—	689
Industrial	769	19	(27)	—	761
Capital goods	710	11	(29)	—	692
Consumer—cyclical	255	3	(8)	—	250
Transportation	491	15	(21)	—	485
Other	467	12	(20)	(2)	457
Total non-U.S. corporate	7,430	149	(379)	(9)	7,191
Residential mortgage-backed	1,115	19	(34)	—	1,100
Commercial mortgage-backed	1,536	3	(226)	(4)	1,309
Other asset-backed	2,101	13	(28)	—	2,086
Total available-for-sale fixed maturity securities	$48,150	$871	$(3,236)	$(23)	$45,762

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of December 31, 2025:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$438	$(9)	28	$1,626	$(355)	68	$2,064	$(364)	96
State and political subdivisions	79	(2)	18	1,577	(253)	257	1,656	(255)	275
Non-U.S. government	115	(1)	36	399	(74)	55	514	(75)	91
U.S. corporate	1,664	(57)	399	14,057	(1,811)	1,814	15,721	(1,868)	2,213
Non-U.S. corporate	244	(11)	57	3,495	(366)	438	3,739	(377)	495
Residential mortgage-backed	—	—	—	391	(34)	140	391	(34)	140
Commercial mortgage-backed	59	(1)	15	1,118	(225)	169	1,177	(226)	184
Other asset-backed	187	(1)	57	640	(27)	128	827	(28)	185
Total for fixed maturity securities in an unrealized loss position	$2,786	$(82)	610	$23,303	$(3,145)	3,069	$26,089	$(3,227)	3,679
% Below cost:
<20% Below cost	$2,731	$(61)	593	$19,932	$(1,928)	2,587	$22,663	$(1,989)	3,180
20%-50% Below cost	55	(21)	17	3,370	(1,216)	481	3,425	(1,237)	498
>50% Below cost	—	—	—	1	(1)	1	1	(1)	1
Total for fixed maturity securities in an unrealized loss position	$2,786	$(82)	610	$23,303	$(3,145)	3,069	$26,089	$(3,227)	3,679
Investment grade	$2,705	$(71)	582	$22,737	$(3,096)	2,991	$25,442	$(3,167)	3,573
Below investment grade	81	(11)	28	566	(49)	78	647	(60)	106
Total for fixed maturity securities in an unrealized loss position	$2,786	$(82)	610	$23,303	$(3,145)	3,069	$26,089	$(3,227)	3,679

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual investment securities had been in a continuous unrealized loss position, based on industry, as of December 31, 2025:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$319	$(8)	66	$2,109	$(367)	320	$2,428	$(375)	386
Energy	147	(5)	30	1,009	(118)	134	1,156	(123)	164
Finance and insurance	329	(5)	95	4,198	(482)	514	4,527	(487)	609
Consumer—non-cyclical	239	(3)	60	2,368	(276)	261	2,607	(279)	321
Technology and communications	259	(16)	63	1,573	(240)	195	1,832	(256)	258
Industrial	56	(1)	18	575	(82)	81	631	(83)	99
Capital goods	146	(3)	37	983	(102)	128	1,129	(105)	165
Consumer—cyclical	—	—	—	715	(69)	103	715	(69)	103
Transportation	130	(10)	24	449	(67)	67	579	(77)	91
Other	39	(6)	6	78	(8)	11	117	(14)	17
Subtotal, U.S. corporate securities	1,664	(57)	399	14,057	(1,811)	1,814	15,721	(1,868)	2,213
Non-U.S. corporate:
Utilities	—	—	—	386	(36)	43	386	(36)	43
Energy	78	(6)	16	358	(30)	49	436	(36)	65
Finance and insurance	85	(1)	14	800	(74)	109	885	(75)	123
Consumer—non-cyclical	—	—	—	390	(64)	43	390	(64)	43
Technology and communications	29	(2)	13	435	(61)	48	464	(63)	61
Industrial	18	(1)	10	259	(26)	35	277	(27)	45
Capital goods	—	—	—	332	(29)	42	332	(29)	42
Consumer—cyclical	—	—	—	130	(8)	15	130	(8)	15
Transportation	34	(1)	4	229	(20)	29	263	(21)	33
Other	—	—	—	176	(18)	25	176	(18)	25
Subtotal, non-U.S. corporate securities	244	(11)	57	3,495	(366)	438	3,739	(377)	495
Total for corporate securities in an unrealized loss position	$1,908	$(68)	456	$17,552	$(2,177)	2,252	$19,460	$(2,245)	2,708
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
Years Ended December 31, 2025, 2024 and 2023
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The scheduled maturity distribution of fixed maturity securities as of December 31, 2025 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost	Fair value
Due one year or less	$1,543	$1,543
Due after one year through five years	8,379	8,306
Due after five years through ten years	11,231	11,221
Due after ten years	22,245	20,197
Subtotal	43,398	41,267
Residential mortgage-backed	1,115	1,100
Commercial mortgage-backed	1,536	1,309
Other asset-backed	2,101	2,086
Total	$48,150	$45,762
As of December 31, 2025, securities issued by finance and insurance, utilities, consumer—non-cyclical and technology and communications industry groups represented approximately 26%, 15%, 14% and 10%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of December 31, 2025, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
As of December 31, 2025 and 2024, securities of $42 million and $44 million, respectively, were on deposit with various state government insurance departments in order to comply with relevant insurance regulations.
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
We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of December 31:

	2025		2024
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,642	42%	$2,716	42%
Industrial	1,454	23	1,331	21
Office	1,292	20	1,391	22
Apartments	514	8	498	7
Mixed use	323	5	360	6
Other	138	2	154	2
Subtotal	6,363	100%	6,450	100%
Allowance for credit losses	(59)		(39)
Total	$6,304		$6,411

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023

	2025		2024
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,733	27%	$1,750	27%
Pacific	1,167	19	1,157	18
Mountain	997	16	971	15
Middle Atlantic	845	13	871	13
West South Central	504	8	539	8
East North Central	424	7	431	7
West North Central	339	5	372	6
East South Central	202	3	190	3
New England	152	2	169	3
Subtotal	6,363	100%	6,450	100%
Allowance for credit losses	(59)		(39)
Total	$6,304		$6,411
As of December 31, 2025 and 2024, we had one commercial mortgage loan in the office and industrial property types, respectively, with an amortized cost of $6 million and $7 million, respectively, that were more than 90 days past due and on non-accrual status. We wrote off $3 million and $4 million of these commercial mortgage loans during the years ended December 31, 2025 and 2024, respectively, to adjust the carrying value down to the fair value of the collateral. These loans did not have an allowance for credit losses as of December 31, 2025 and 2024. During the year ended December 31, 2025, we foreclosed on the commercial mortgage loan that was past due as of December 31, 2024 and recorded the property as real estate owned in other invested assets in our consolidated balance sheet. As of December 31, 2025, we also had two commercial mortgage loans in the industrial property type with an aggregate amortized cost of $3 million that were 31 to 60 days past due. For a discussion of our policy related to placing commercial mortgage loans on non-accrual status, see note 2.
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
During the year ended December 31, 2025, we modified one commercial mortgage loan where the borrower was determined to be experiencing financial difficulty. This loan was included in the office property type with an amortized cost of $9 million as of December 31, 2025, which represented 1% of the total property type. The modification extended the contractual term of the loan by two years, with the option to extend by one additional year up to three times, and resulted in an increase to the interest rate. During the year ended December 31, 2024, we modified two commercial mortgage loans where the borrower was determined to be experiencing financial difficulty. These loans were included in the office and mixed use property types with an amortized cost of $35 million and $25 million, respectively, as of December 31, 2024, which represented 3% and 7% of their total respective property types. The modifications extended the contractual term of each loan by ten years and resulted in an increase to the interest rate. The commercial mortgage loan in the office property type was also changed from interest-only to amortizing. We continue to account for these modified loans as existing loans. As of December 31, 2025, all loans modified during the 12 months prior remained current.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table sets forth the allowance for credit losses related to commercial mortgage loans as of and for the years ended December 31:

(Amounts in millions)	2025	2024	2023
Allowance for credit losses:
Beginning balance	$39	$27	$22
Provision	23	16	5
Write-offs	(3)	(4)	—
Recoveries	—	—	—
Ending balance	$59	$39	$27
During the year ended December 31, 2025, we increased the provision for credit losses primarily as a result of updates to the analytical model used to determine the adequacy of the allowance for credit losses. During the year ended December 31, 2024, we increased the provision for credit losses primarily as a result of annual updates to underlying metrics included in the analytical model used to determine the adequacy of the allowance for credit losses, which resulted in higher estimated loss rates.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of December 31, 2025:

(Amounts in millions)	2025	2024	2023	2022	2021	2020 and prior	Total
Debt-to-value:
0% - 50%	$102	$34	$83	$129	$179	$1,869	$2,396
51% - 60%	99	55	38	207	252	610	1,261
61% - 75%	408	107	140	471	383	915	2,424
76% - 100%	—	—	—	43	24	184	251
Greater than 100%	—	—	—	—	—	31	31
Total amortized cost	$609	$196	$261	$850	$838	$3,609	$6,363
Debt service coverage ratio:
Less than 1.00	$—	$—	$—	$34	$22	$258	$314
1.00 - 1.25	43	16	12	41	34	279	425
1.26 - 1.50	258	76	97	119	62	509	1,121
1.51 - 2.00	179	69	75	395	357	1,113	2,188
Greater than 2.00	129	35	77	261	363	1,450	2,315
Total amortized cost	$609	$196	$261	$850	$838	$3,609	$6,363
The following tables set forth the debt-to-value of commercial mortgage loans by property type as of December 31:

	2025
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$1,168	$576	$893	$5	$—	$2,642
Industrial	615	255	584	—	—	1,454
Office	261	224	586	215	6	1,292
Apartments	211	127	176	—	—	514
Mixed use	69	54	148	27	25	323
Other	72	25	37	4	—	138
Total amortized cost	$2,396	$1,261	$2,424	$251	$31	$6,363
% of total	38%	20%	38%	4%	—%	100%
Weighted-average debt service coverage ratio	2.50	1.87	1.54	1.05	0.90	1.94

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023

	2024
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$1,108	$689	$917	$2	$—	$2,716
Industrial	596	226	498	4	7	1,331
Office	269	220	639	263	—	1,391
Apartments	181	96	205	16	—	498
Mixed use	70	32	218	15	25	360
Other	83	45	26	—	—	154
Total amortized cost	$2,307	$1,308	$2,503	$300	$32	$6,450
% of total	36%	20%	39%	5%	—%	100%
Weighted-average debt service coverage ratio	2.38	1.87	1.60	1.37	1.01	1.92
The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of December 31:

	2025
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$27	$93	$515	$1,107	$900	$2,642
Industrial	46	61	276	419	652	1,454
Office	175	187	200	331	399	1,292
Apartments	16	32	87	170	209	514
Mixed use	42	41	27	108	105	323
Other	8	11	16	53	50	138
Total amortized cost	$314	$425	$1,121	$2,188	$2,315	$6,363
% of total	5%	7%	18%	34%	36%	100%
Weighted-average debt-to-value	74%	70%	65%	58%	43%	55%

	2024
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$35	$98	$469	$1,215	$899	$2,716
Industrial	33	70	202	486	540	1,331
Office	124	114	207	499	447	1,391
Apartments	14	37	99	148	200	498
Mixed use	50	39	41	172	58	360
Other	9	33	16	13	83	154
Total amortized cost	$265	$391	$1,034	$2,533	$2,227	$6,450
% of total	4%	6%	16%	39%	35%	100%
Weighted-average debt-to-value	74%	67%	65%	58%	45%	56%

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
The following table sets forth our positions in derivative instruments as of December 31:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	2025	2024	Balance sheet classification	2025	2024
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$11	$18	Other liabilities	$849	$749
Foreign currency swaps	Other invested assets	4	13	Other liabilities	4	1
Forward bond purchase commitments	Other invested assets	6	6	Other liabilities	71	44
Total cash flow hedges		21	37		924	794
Total derivatives designated as hedges		21	37		924	794
Derivatives not designated as hedges
Equity index options	Other invested assets	18	19	Other liabilities	—	—
Financial futures (1)	Other invested assets	—	—	Other liabilities	—	—
Forward bond purchase commitments	Other invested assets	—	—	Other liabilities	36	27
Foreign currency forward contracts	Other invested assets	—	—	Other liabilities	17	—
Fixed indexed annuity embedded derivatives	Other assets	—	—	Policyholder account balances (2)	138	155
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (3)	14	15
Total derivatives not designated as hedges		18	19		205	197
Total derivatives		$39	$56		$1,129	$991
_____________
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
The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for fixed indexed annuity embedded derivatives and indexed universal life embedded

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of and for the periods indicated:

(Notional in millions)	Measurement	December 31, 2024	Additions	Maturities/ terminations	December 31, 2025
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,757	$—	$(699)	$8,058
Foreign currency swaps	Notional	144	12	—	156
Forward bond purchase commitments	Notional	2,639	425	(100)	2,964
Total cash flow hedges		11,540	437	(799)	11,178
Total derivatives designated as hedges		11,540	437	(799)	11,178
Derivatives not designated as hedges
Equity index options	Notional	604	490	(591)	503
Financial futures	Notional	1,102	4,189	(4,302)	989
Forward bond purchase commitments	Notional	500	—	—	500
Foreign currency forward contracts	Notional	—	521	—	521
Total derivatives not designated as hedges		2,206	5,200	(4,893)	2,513
Total derivatives		$13,746	$5,637	$(5,692)	$13,691

(Number of policies)	Measurement	December 31, 2024	Additions	Maturities/ terminations	December 31, 2025
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	4,867	—	(696)	4,171
Indexed universal life embedded derivatives	Policies	717	—	(29)	688
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the year ended December 31, 2025:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(142)	$191	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	15	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(3)	(3)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(12)	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	(27)	—	Net investment gains (losses)	—	Net investment gains (losses)
Total	$(184)	$203		$—
The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the year ended December 31, 2024:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(367)	$211	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	12	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	4	(3)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	4	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	(89)	—	Net investment gains (losses)	—	Net investment gains (losses)
Total	$(448)	$220		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the year ended December 31, 2023:

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

The change for these designated derivatives reported in accumulated other comprehensive income (loss) was as follows as of and for the years ended December 31:

(Amounts in millions)	2025	2024	2023
Beginning balance	$492	$1,010	$1,200
Current period increases (decreases) in fair value (1)	(173)	(375)	(39)
Reclassification to net (income) loss (2)	(132)	(143)	(151)
Ending balance	$187	$492	$1,010
______________
(1)Net of deferred taxes $11 million, $73 million and $12 million during the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Net of deferred taxes of $71 million, $77 million and $80 million during the years ended December 31, 2025, 2024 and 2023, respectively.
The total balance in accumulated other comprehensive income (loss) from derivatives designated as cash flow hedges of $187 million, net of taxes, recorded in stockholders’ equity as of December 31, 2025 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $112 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the years ended December 31, 2025, 2024 and 2023, we reclassified $13 million, $10 million and $10 million, respectively, to net income (loss) in connection with forecasted transactions that were no longer considered reasonably possible of occurring.
Derivatives Not Designated As Hedges
We enter into certain non-qualifying derivative instruments such as equity index options and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits, fixed indexed annuities and indexed

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the years ended December 31:

(Amounts in millions)	2025	2024	2023	Classification of gain (loss) recognized in net income (loss)
Equity index options	$7	$9	$6	Net investment gains (losses)
Financial futures	(51)	(125)	(108)	Changes in fair value of market risk benefits and associated hedges
Forward bond purchase commitments	(9)	(18)	(9)	Net investment gains (losses)
Foreign currency forward contracts	(17)	—	—	Net investment gains (losses)
Fixed indexed annuity embedded derivatives	(12)	(27)	(18)	Net investment gains (losses)
Indexed universal life embedded derivatives	(1)	6	14	Net investment gains (losses)
Total derivatives not designated as hedges	$(83)	$(155)	$(115)
Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of December 31:

	2025			2024
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$39	$977	$(938)	$56	$821	$(765)
Gross amounts offset in the balance sheet	—	—	—	—	—	—
Net amounts presented in the balance sheet	39	977	(938)	56	821	(765)
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(21)	(21)	—	(31)	(31)	—
Collateral received	(17)	—	(17)	(11)	—	(11)
Collateral pledged	—	(1,717)	1,717	—	(1,592)	1,592
Over collateralization	4	778	(774)	1	802	(801)
Net amount	$5	$17	$(12)	$15	$—	$15
_____________
(1)Does not include amounts related to embedded derivatives as of December 31, 2025 and 2024.
(2)Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
(6) Deferred Acquisition Costs
The following tables present the balances of and changes in deferred acquisition costs as of and for the years ended December 31:

	2025
(Amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$823	$812	$37	$83	$1,755
Costs deferred	—	—	—	—	—
Amortization	(54)	(118)	(7)	(12)	(191)
Balance as of December 31	$769	$694	$30	$71	1,564
Enact segment					22
Total deferred acquisition costs					$1,586

	2024
(Amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$879	$941	$45	$98	$1,963
Costs deferred	—	—	—	—	—
Amortization	(56)	(129)	(8)	(15)	(208)
Balance as of December 31	$823	$812	$37	$83	1,755
Enact segment					24
Total deferred acquisition costs					$1,779
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
Closed Block
As of December 31, 2025, the maximum amount of individual ordinary life insurance normally retained by us on any one individual life policy was $5 million.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
As of December 31, 2025 and 2024, our reinsurance recoverable related to UFLIC at the locked-in discount rate was $12,592 million and $12,773 million, respectively.
Under the terms of certain reinsurance agreements that our legacy insurance subsidiaries have with external parties, we pledged assets, including cash, in either separate portfolios or trusts for the benefit of external reinsurers. These assets support the reserves ceded to those external reinsurers. We have pledged fixed maturity securities, commercial mortgage loans and cash of $8,670 million, $329 million and $32 million, respectively, as of December 31, 2025 and $8,337 million, $413 million and $33 million, respectively, as of December 31, 2024 in connection with these reinsurance agreements. However, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level.
The following table sets forth net domestic life insurance in-force as of December 31:

(Amounts in millions)	2025	2024	2023
Direct life insurance in-force	$321,201	$361,846	$397,276
Amounts assumed from other companies	387	425	487
Amounts ceded to other companies (1)	(280,842)	(319,192)	(352,901)
Net life insurance in-force	$40,746	$43,079	$44,862
Percentage of amount assumed to net	1%	1%	1%
_______________________
(1)Includes amounts accounted for under the deposit method.
Enact
Enact Holdings, through Enact Mortgage Insurance Corporation (“EMICO”), its principal U.S. mortgage insurance subsidiary, engages in various reinsurance transactions. EMICO engages in excess of loss transactions either through a panel of traditional reinsurance providers or through collateralized reinsurance with unaffiliated special purpose insurers that are considered VIEs. During the respective coverage periods of these agreements, EMICO retains the first layer of aggregate loss exposure on covered policies while the reinsurer provides the second layer of coverage, up to the defined reinsurance coverage amount, and EMICO retains losses in excess of the respective reinsurance coverage amount. Traditional reinsurance providers collateralize a portion of their coverage by holding funds in reinsurance trust accounts, and the VIEs fully collateralize their coverage by issuing mortgage insurance-linked notes to eligible capital market investors in unregistered private offerings. The notes are non-recourse to EMICO, and to Genworth Financial and its affiliates. EMICO has rights to terminate the insurance-linked notes or reinsurance agreements upon the occurrence of certain events.
In 2025, EMICO executed three excess of loss reinsurance transactions that provide approximately $225 million of reinsurance coverage on a portion of new insurance written for the 2025 book year and approximately $260 million and $170 million of reinsurance coverage on a portion of expected new insurance written for the 2026 and 2027 book years, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
In 2025, EMICO entered into a quota share reinsurance agreement with a panel of reinsurers under which it will cede 33.75% of a portion of its expected new insurance written for the 2027 book year. In 2024, EMICO entered into quota share reinsurance agreements under which it ceded 21.225% and 27.15% of a portion of new insurance written for its 2024 and 2025 book years, respectively, and will cede, subject to certain conditions, 27.00% of a portion of expected new insurance written for its 2026 book year.
In connection with its reinsurance activities, Enact Holdings maintained assets in trust of $336 million and $142 million as of December 31, 2025 and 2024, respectively, for the benefit of its contractual counterparties.
Premiums Written and Earned
The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

	Written			Earned
(Amounts in millions)	2025	2024	2023	2025	2024	2023
Direct:
Life insurance	$607	$656	$699	$607	$656	$699
Accident and health insurance (1)	2,594	2,545	2,712	2,594	2,545	2,712
Mortgage insurance	1,068	1,050	995	1,091	1,085	1,049
Total direct	4,269	4,251	4,406	4,292	4,286	4,460
Assumed:
Life insurance	1	1	1	1	1	1
Accident and health insurance (1)	260	277	288	260	277	288
Mortgage insurance	33	21	4	33	21	4
Total assumed	294	299	293	294	299	293
Ceded:
Life insurance	(444)	(478)	(493)	(444)	(478)	(493)
Accident and health insurance (1)	(510)	(512)	(537)	(510)	(512)	(537)
Mortgage insurance	(133)	(115)	(87)	(133)	(115)	(87)
Total ceded	(1,087)	(1,105)	(1,117)	(1,087)	(1,105)	(1,117)
Net premiums	$3,476	$3,445	$3,582	$3,499	$3,480	$3,636
Percentage of amount assumed to net				8%	9%	8%
_______________________
(1)Accident and health insurance is comprised of our long-term care insurance products.
Reinsurance recoveries recognized as a reduction of benefits and other changes in policy reserves amounted to $2,780 million, $2,812 million and $2,702 million during 2025, 2024 and 2023, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
Allowance for Credit Losses on Reinsurance Recoverables
The following table sets forth the changes in the allowance for credit losses related to reinsurance recoverables as of and for the years ended December 31:

(Amounts in millions)	2025	2024	2023
Allowance for credit losses:
Beginning balance	$24	$29	$63
Provision	(1)	(5)	35
Write-offs	—	—	(69)
Recoveries	—	—	—
Ending balance	$23	$24	$29
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

	2025
(Amounts in millions)	Collateralized	Non-collateralized	Total
Credit rating:
A++	$—	$720	$720
A+	1,510	1,764	3,274
A	33	288	321
Not rated (1)	12,594	10	12,604
Total reinsurance recoverable	$14,137	$2,782	$16,919

	2024
(Amounts in millions)	Collateralized	Non-collateralized	Total
Credit rating:
A++	$—	$686	$686
A+	1,441	1,654	3,095
A	33	325	358
Not rated (1)	12,775	11	12,786
Total reinsurance recoverable	$14,249	$2,676	$16,925
_______________________
(1)Primarily relates to amounts associated with UFLIC, which is not rated. However, UFLIC has trust accounts and a guarantee from its parent, as discussed above, and is sufficiently collateralized and fully collectible; accordingly, no allowance for credit losses was recorded as of December 31, 2025 and 2024.
Reinsurance recoverables are considered past due when contractual payments have not been received from the reinsurer by the required payment date. Claims submitted for payment are generally due in less than one year. We had no reinsurance recoverables past due as of December 31, 2025 and less than $1 million past due as of December 31, 2024.
Prior to 2023, we had amounts past due on a reinsurance recoverable associated with Scottish Re US Inc. (“Scottish Re”), a reinsurance company domiciled in Delaware that was ordered into receivership for the purposes of rehabilitation in 2019. In 2023, the receiver concluded that Scottish Re should be liquidated based upon adverse changes in its financial condition subsequent to the filing of the proposed and subsequently amended plan of rehabilitation. Scottish Re’s board of directors consented to the liquidation order, which was made final by the court shortly thereafter. In addition, the court’s

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
liquidation order mandated all reinsurance agreements in-force with Scottish Re be terminated (or expire) by no later than September 30, 2023. In 2023, we determined that the reinsurance recoverable was uncollectible. As a result, we recorded an additional credit loss of $33 million and wrote off the entire reinsurance recoverable of $69 million against the allowance for credit losses, which included a previously established allowance of $36 million. We also recaptured all our life insurance policies from Scottish Re in 2023, which did not have a significant impact on our earnings for the year ended December 31, 2023, as the credit loss recognized during 2023 was offset by the derecognition of ceded premiums payable of approximately $33 million where we had the right of offset for the amounts owed to us by Scottish Re.
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
(8) Future Policy Benefits
The following table sets forth our liability for future policy benefits as of December 31:

	2025	2024
Long-term care insurance	$43,157	$41,172
Life insurance	1,467	1,564
Fixed annuities	10,437	10,695
Total long-duration insurance contracts	55,061	53,431
Deferred profit liability	136	129
Cost of reinsurance	31	50
Total future policy benefits	$55,228	$53,610

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following tables present the balances of and changes in the liability for future policy benefits as of and for the years ended December 31:

	2025
(Dollar amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities
Present value of expected net premiums:
Beginning balance as of January 1	$17,315	$3,690	$—
Beginning balance, at original discount rate	$17,625	$3,640	$—
Effect of changes in cash flow assumptions	(183)	—	—
Effect of actual variances from expected experience	(32)	(41)	—
Adjusted beginning balance	17,410	3,599	—
Issuances	1	—	38
Interest accretion	874	197	—
Net premiums collected (1)	(1,874)	(401)	(38)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	1	—
Ending balance, at original discount rate	16,411	3,396	—
Effect of changes in discount rate assumptions	69	103	—
Ending balance as of December 31	$16,480	$3,499	$—
Present value of expected future policy benefits:
Beginning balance as of January 1	$58,487	$4,741	$10,695
Beginning balance, at original discount rate	$60,587	$4,645	$9,568
Effect of changes in cash flow assumptions	103	—	(66)
Effect of actual variances from expected experience	336	(9)	3
Adjusted beginning balance	61,026	4,636	9,505
Issuances	1	—	34
Interest accretion	3,280	239	617
Benefit payments	(3,768)	(683)	(963)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	(1)	—
Ending balance, at original discount rate	60,539	4,191	9,193
Effect of changes in discount rate assumptions	(905)	163	1,244
Ending balance as of December 31	$59,634	$4,354	$10,437
Net liability for future policy benefits, before flooring adjustments	$43,154	$855	$10,437
Flooring adjustments (2)	3	612	—
Net liability for future policy benefits	43,157	1,467	10,437
Less: reinsurance recoverable	7,728	702	8,074
Net liability for future policy benefits, net of reinsurance recoverable	$35,429	$765	$2,363
Weighted-average liability duration (years)	11.5	5.6	10.4
_______________________
(1)Represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
(2)See note 2 for a discussion of flooring adjustments.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023

	2024
(Dollar amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities
Present value of expected net premiums:
Beginning balance as of January 1	$18,650	$4,180	$—
Beginning balance, at original discount rate	$18,346	$3,918	$—
Effect of changes in cash flow assumptions	399	1	—
Effect of actual variances from expected experience	(174)	(55)	—
Adjusted beginning balance	18,571	3,864	—
Issuances	1	—	42
Interest accretion	915	212	—
Net premiums collected (1)	(1,862)	(437)	(42)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	1	—
Ending balance, at original discount rate	17,625	3,640	—
Effect of changes in discount rate assumptions	(310)	50	—
Ending balance as of December 31	$17,315	$3,690	$—
Present value of expected future policy benefits:
Beginning balance as of January 1	$62,579	$5,412	$11,829
Beginning balance, at original discount rate	$60,513	$5,146	$9,920
Effect of changes in cash flow assumptions	545	1	(1)
Effect of actual variances from expected experience	106	(36)	(39)
Adjusted beginning balance	61,164	5,111	9,880
Issuances	1	—	35
Interest accretion	3,276	266	639
Benefit payments	(3,852)	(731)	(989)
Derecognition (lapses and withdrawals)	—	—	—
Other	(2)	(1)	3
Ending balance, at original discount rate	60,587	4,645	9,568
Effect of changes in discount rate assumptions	(2,100)	96	1,127
Ending balance as of December 31	$58,487	$4,741	$10,695
Net liability for future policy benefits, before flooring adjustments	$41,172	$1,051	$10,695
Flooring adjustments (2)	—	513	—
Net liability for future policy benefits	41,172	1,564	10,695
Less: reinsurance recoverable	7,233	720	8,177
Net liability for future policy benefits, net of reinsurance recoverable	$33,939	$844	$2,518
Weighted-average liability duration (years)	12.5	5.6	10.1
_______________________
(1)Represents the portion of gross premiums collected from policyholders that is used to fund expected benefit payments.
(2)See note 2 for a discussion of flooring adjustments.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
Long-term care insurance
In the fourth quarter of 2025, we completed our annual review of cash flow assumptions including benefit utilization, expected claim incidence, terminations and benefit reductions related to in-force rate actions, among other assumptions. The impact of changes in cash flow assumptions in 2025 resulted in an increase of $286 million in the liability for future policy benefits primarily driven by higher expected benefit utilization reflecting near-term experience related to cost of care inflation and unfavorable updates to our healthy life assumptions to better align with recent mortality and incidence trends. This was partially offset by favorable assumption updates reflecting in-force rate action approval experience and benefit reductions as well as favorable claim termination assumption updates. Our healthy life and claim termination assumption updates incorporated trends following the coronavirus pandemic (“COVID-19”). The impact of actual variances from expected experience in 2025 resulted in an increase of $368 million in the liability for future policy benefits. This increase was primarily due to higher claims and lower terminations, partially offset by a $26 million gain related to a third-party recapture of a block of long-term care insurance policies. See note 22 for additional information on the third-party reinsurance recapture. The unfavorable impacts of cash flow assumption updates and actual variances from expected experience were partially offset in net income (loss) as a portion of the updates and lower termination experience was related to fully reinsured blocks of business.
In the fourth quarter of 2024, we completed our annual review of cash flow assumptions including benefit utilization, incidence, mortality and in-force rate actions, among others. The impact of changes in cash flow assumptions in 2024 resulted in an increase of $146 million in the liability for future policy benefits primarily related to unfavorable updates to healthy life and near-term benefit utilization assumptions to better align with recent experience, including cost of care inflation. Although we did not make significant changes to our multi-year in-force rate action plan, the increase to the liability for future policy benefits was partially offset by favorable assumption updates for future in-force rate action approvals given our plans for rate increase filings and our recent experience regarding approvals and regulatory support. The increase to the liability for future policy benefits was also partially offset by favorable updates to our short-term incidence assumptions for incurred but not reported (“IBNR”) claims, reducing sufficiency held through a period of heightened uncertainty around incidence during and immediately following COVID-19. The unfavorable impact of changes in cash flow assumptions was partially offset in net income (loss) as a portion of the updates was related to fully reinsured blocks of business. The impact of actual variances from expected experience in 2024 resulted in an increase of $280 million in the liability for future policy benefits primarily due to lower terminations and higher claims.
Life insurance
There were no significant cash flow assumption changes in the fourth quarters of 2025 and 2024. The impact of actual variances from expected experience resulted in increases of $32 million and $19 million in the liability for future policy benefits during 2025 and 2024, respectively, primarily due to unfavorable mortality experience.
Fixed annuities
In the fourth quarter of 2025, we completed our annual review of cash flow assumptions and decreased our liability for future policy benefits by $66 million primarily as a result of favorable updates to our mortality assumptions. These favorable impacts were partially offset in net income (loss) as a portion of the updates was related to reinsured blocks of business.
There were no significant cash flow assumption changes in the fourth quarter of 2024. The impact of actual variances from expected experience in 2024 resulted in a decrease of $39 million in the liability for future policy benefits primarily due to favorable mortality.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table provides the weighted-average interest rates for the liability for future policy benefits as of December 31:

	2025	2024
Long-term care insurance
Interest accretion (locked-in) rate	5.7%	5.7%
Current discount rate	5.4%	5.7%
Life insurance
Interest accretion (locked-in) rate	5.7%	5.8%
Current discount rate	5.0%	5.3%
Fixed annuities
Interest accretion (locked-in) rate	6.8%	6.8%
Current discount rate	5.5%	5.6%
See note 2 for additional information related to the discount rate used to measure the liability for future policy benefits.
The following table sets forth the amount of undiscounted and discounted expected future gross premiums and expected future benefit payments as of December 31:

	2025		2024
(Amounts in millions)	Undiscounted	Discounted	Undiscounted	Discounted
Long-term care insurance
Expected future gross premiums	$32,824	$22,941	$36,325	$24,430
Expected future benefit payments	$116,322	$59,634	$121,356	$58,487
Life insurance
Expected future gross premiums	$9,129	$5,236	$9,896	$5,549
Expected future benefit payments	$6,042	$4,354	$6,764	$4,741
Fixed annuities
Expected future gross premiums	$—	$—	$—	$—
Expected future benefit payments	$21,791	$10,437	$22,933	$10,695
During 2025, we recorded a charge of $6 million to net income (loss) for our life insurance products due to expected benefits exceeding expected gross premiums, resulting in net premium ratios capped at 100% for certain cohorts primarily due to higher claim severity.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income (loss) related to our liability for future policy benefits for the years ended December 31:

	2025		2024		2023
(Amounts in millions)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)
Long-term care insurance	$2,544	$2,406	$2,520	$2,361	$2,713	$2,333
Life insurance	597	42	647	54	688	64
Fixed annuities	—	617	—	639	—	663
Total	$3,141	$3,065	$3,167	$3,054	$3,401	$3,060
_______________________
(1)Amounts for interest accretion are included in benefits and other changes in policy reserves in the consolidated statements of operations.
(9) Policyholder Account Balances
The following table sets forth our liabilities for policyholder account balances as of December 31:

(Amounts in millions)	2025	2024
Life insurance (1)	$6,993	$7,235
Fixed annuities	3,278	3,789
Variable annuities	420	467
Fixed indexed annuity embedded derivatives (2)	138	155
Indexed universal life embedded derivatives (2)	14	15
Additional insurance liabilities (3)	2,986	2,920
Other	14	13
Total policyholder account balances	$13,843	$14,594
_______________________
(1)Includes funding agreements.
(2)See note 5 for additional information.
(3)Represents additional liabilities related to death or other insurance benefits that are recorded within policyholder account balances and are considered long-duration insurance contracts. See note 10 for additional information.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following tables present the balances of and changes in policyholder account balances as of and for the years ended December 31:

	2025
(Dollar amounts in millions)	Life insurance	Fixed annuities	Variable annuities
Beginning balance as of January 1	$7,235	$3,789	$467
Issuances	—	—	—
Premiums received	447	16	13
Policy charges	(582)	(5)	(5)
Surrenders and withdrawals	(152)	(373)	(44)
Benefit payments	(243)	(304)	(60)
Net transfers from (to) separate accounts	—	—	2
Interest credited	297	125	4
Other	(9)	30	43
Ending balance as of December 31	$6,993	$3,278	$420
Weighted-average crediting rate	3.9%	3.0%	3.3%
Net amount at risk (1)	$39,712	$34	$354
Cash surrender value	$4,021	$2,490	$420
_______________________
(1)The net amount at risk presented for fixed and variable annuity products contains both general and separate accounts, including amounts related to annuitization and other insurance benefits classified as MRBs.

	2024
(Dollar amounts in millions)	Life insurance	Fixed annuities	Variable annuities
Beginning balance as of January 1	$7,460	$4,479	$529
Issuances	—	—	—
Premiums received	470	22	14
Policy charges	(599)	(6)	(6)
Surrenders and withdrawals	(195)	(543)	(57)
Benefit payments	(227)	(347)	(55)
Net transfers from (to) separate accounts	—	—	1
Interest credited	350	143	4
Other	(24)	41	37
Ending balance as of December 31	$7,235	$3,789	$467
Weighted-average crediting rate	3.9%	3.0%	3.3%
Net amount at risk (1)	$41,378	$26	$386
Cash surrender value	$4,192	$2,911	$467
_______________________
(1)The net amount at risk presented for fixed and variable annuity products contains both general and separate accounts, including amounts related to annuitization and other insurance benefits classified as MRBs.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following tables present policyholder account balances by range of guaranteed minimum crediting rate and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums as of December 31:

	2025
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$111	$39	$23	$—	$173
2.00%–2.99%	720	1	—	—	721
3.00%–3.99%	1,627	579	1,081	85	3,372
4.00% and greater	2,189	20	23	—	2,232
Total	$4,647	$639	$1,127	$85	$6,498
_______________________
(1)Excludes universal life insurance and investment contracts of $4,193 million that have an equity market component to their crediting strategy.

	2024
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$102	$57	$45	$—	$204
2.00%–2.99%	659	27	—	—	686
3.00%–3.99%	1,940	629	1,121	61	3,751
4.00% and greater	2,318	19	18	—	2,355
Total	$5,019	$732	$1,184	$61	$6,996
_______________________
(1)Excludes universal life insurance and investment contracts of $4,495 million that have an equity market component to their crediting strategy.
Certain of our legacy insurance subsidiaries are members of the Federal Home Loan Bank (“FHLB”) system in their respective regions. As of December 31, 2025 and 2024, we held $31 million and $34 million, respectively, of FHLB common stock related to those memberships, which was included in equity securities. The FHLBs have been granted a lien on certain of our invested assets to collateralize our obligations; however, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by us, the FHLB’s recovery on the collateral is limited to the amount of our funding agreement liabilities to the FHLB. These funding agreements as of December 31, 2025 and 2024 were collateralized by fixed maturity securities with a fair value of $336 million and $360 million, respectively. We had no funding agreements outstanding with the FHLBs as of December 31, 2025 and $50 million as of December 31, 2024, which was included in policyholder account balances.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
(10) Additional Insurance Liabilities
The following table presents the balances of and changes in additional liabilities related to death or other insurance benefits that are included within policyholder account balances related to universal and term universal life insurance products as of and for the years ended December 31:

(Dollar amounts in millions)	2025	2024
Beginning balance as of January 1	$2,920	$2,887
Beginning balance before shadow accounting adjustments	$3,003	$2,939
Effect of changes in cash flow assumptions	(15)	28
Effect of actual variances from expected experience	11	(58)
Adjusted beginning balance	2,999	2,909
Issuances	—	—
Interest accretion	102	102
Assessments collected	230	245
Benefit payments	(279)	(253)
Derecognition (lapses and withdrawals)	—	—
Other (flooring adjustment)	—	—
Ending balance before shadow accounting adjustments	3,052	3,003
Effect of shadow accounting adjustments	(66)	(83)
Ending balance	2,986	2,920
Less: reinsurance recoverable	—	—
Additional insurance liabilities, net of reinsurance recoverable	$2,986	$2,920
Weighted-average liability duration (years)	16.8	17.8
In the fourth quarter of 2025, as part of our annual review of assumptions, we decreased our additional insurance liabilities primarily related to favorable interest rate assumptions given the recent rate environment. The increase in our additional insurance liabilities from the effect of actual variances from expected experience during the year ended December 31, 2025 was primarily driven by unfavorable mortality.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table provides the weighted-average interest rates for our additional insurance liabilities as of December 31:

	2025	2024
Interest accretion rate (1)	3.4%	3.4%
Projected crediting rate (2)	3.9%	3.8%
_______________________
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
The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income (loss) related to additional insurance liabilities for the years ended December 31:

(Amounts in millions)	2025	2024	2023
Gross assessments	$513	$526	$539
Interest accretion (1)	$102	$102	$90
_______________________
(1)Amounts for interest accretion are included in benefits and other changes in policy reserves in the consolidated statements of operations.
(11) Market Risk Benefits
The following table sets forth our market risk benefits by asset and liability position as of December 31:

	2025			2024
(Amounts in millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Fixed indexed annuities	$—	$52	$52	$—	$48	$48
Variable annuities	64	361	297	57	417	360
Total market risk benefits	$64	$413	$349	$57	$465	$408

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following tables present the balances of and changes in market risk benefits as of and for the years ended December 31:

	2025
(Dollar amounts in millions)	Fixed indexed annuities	Variable annuities	Reinsurance recoverable (1)
Beginning balance as of January 1	$48	$360	$107
Beginning balance before effect of changes in instrument-specific credit risk	$45	$356	$107
Issuances	—	—	—
Interest accretion	2	16	5
Attributed fees collected	4	35	8
Benefit payments	—	(24)	(12)
Effect of changes in interest rates	5	35	4
Effect of changes in equity markets	(2)	(116)	(13)
Actual policyholder behavior different from expected behavior	(3)	(8)	(1)
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	(3)	—	—
Other	2	—	—
Ending balance before effect of changes in instrument-specific credit risk	50	294	98
Effect of changes in instrument-specific credit risk	2	3	—
Ending balance as of December 31	52	297	$98
Less: reinsurance recoverable	—	98
Market risk benefits, net of reinsurance recoverable	$52	$199
Weighted-average attained age of contractholders	75	77
Net amount at risk (2)
_______________________
(1)Represents the net reinsured asset related to our variable annuity MRBs.
(2)See note 9 for additional information on the net amount at risk.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023

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
_______________________
(1)Represents the net reinsured asset related to our variable annuity MRBs.
(2)See note 9 for additional information on the net amount at risk.
During the year ended December 31, 2025, equity market performance was favorable, resulting in a decrease in the net MRB liability of our variable annuity products. This was partially offset by a decrease in risk-free interest rates, which increased the net MRB liability of our fixed indexed and variable annuity products.
During the year ended December 31, 2024, risk-free interest rates increased and equity markets were favorable, resulting in a decrease in the net MRB liability of our fixed indexed and variable annuity products. This was partially offset by unfavorable updates to our lapse assumptions.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
(12) Separate Accounts
The following table presents the balances of and changes in separate account liabilities, which are primarily comprised of variable annuity products, as of and for the years ended December 31:

(Amounts in millions)	2025	2024
Beginning balance as of January 1	$4,438	$4,509
Premiums and deposits	32	29
Policy charges	(99)	(104)
Surrenders and withdrawals	(391)	(406)
Benefit payments	(213)	(217)
Investment performance	605	631
Net transfers from (to) general account	(2)	(1)
Other charges	(1)	(3)
Ending balance	$4,369	$4,438
Cash surrender value (1)	$4,367	$4,436
_______________________
(1)Cash surrender value represents the amount of the contractholders’ account balances that was distributable less certain surrender charges.
Separate Account Assets
The following table presents the aggregate fair value of assets, by major investment asset category, supporting separate accounts as of December 31:

(Amounts in millions)	2025	2024
Equity funds	$2,077	$2,087
Balanced funds	1,809	1,834
Bond funds	291	313
Money market funds	192	204
Total	$4,369	$4,438
(13) Liability for Policy and Contract Claims
The following table sets forth our liability for policy and contract claims as of December 31:

	2025	2024
Enact segment	$572	$525
Closed Block segment (1)	149	139
Other mortgage insurance business	6	6
Total liability for policy and contract claims	$727	$670
_______________________
(1)Primarily includes balances related to our universal and term universal life insurance products.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table presents the balances of and changes in our liability for policy and contract claims as of December 31:

(Amounts in millions)	2025	2024	2023
Beginning balance as of January 1	$670	$652	$683
Less reinsurance recoverable	(24)	(16)	(23)
Net beginning balance	646	636	660
Incurred related to insured events of:
Current year	945	940	885
Prior years	(172)	(243)	(239)
Total incurred	773	697	646
Paid related to insured events of:
Current year	(570)	(579)	(557)
Prior years	(144)	(107)	(114)
Total paid	(714)	(686)	(671)
Foreign currency translation	1	(1)	1
Net ending balance	706	646	636
Add reinsurance recoverable	21	24	16
Ending balance as of December 31	$727	$670	$652
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
The favorable development related to insured events of prior years for the year ended December 31, 2025 was largely driven by strong cure performance and loss mitigation efforts in our Enact segment. Our Enact segment recorded $200 million of net favorable reserve adjustments in 2025, the majority of which were related to prior year delinquencies. A portion of the releases also related to lower expected claim rates on current year delinquencies reflecting sustained favorable cure performance and current market expectations.

During the year ended December 31, 2024, our Enact segment recorded reserve releases of $252 million primarily related to insured events of prior years, largely driven by favorable cure performance and loss mitigation activities. As part of these reserve releases, Enact decreased its claim rate assumptions primarily as a result of sustained favorable cure performance and lessening uncertainty in the economic environment, impacting reserves for insured events of both current and prior years.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table sets forth information about incurred claims, net of reinsurance, as well as cumulative number of reported delinquencies and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts for domestic mortgage insurance in our Enact segment as of December 31, 2025. The information about the incurred claims development for the years ended December 31, 2016 to 2024 and the historical reported delinquencies as of December 31, 2024 and prior are presented as supplementary information.

(Dollar amounts in millions)	Incurred claims and allocated claim adjustment expenses, net of reinsurance										Total of IBNR liabilities including expected development on reported claims as of December 31, 2025⁽²⁾	Number of reported delinquencies(3)
	For the years ended December 31,
Accident year (1)	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025

	Unaudited
2016	$198	$160	$138	$136	$137	$136	$135	$134	$132	$132	$—	13,970
2017	—	171	121	102	105	104	102	99	97	96	—	15,097
2018	—	—	117	84	84	78	73	69	66	65	—	11,269
2019	—	—	—	106	111	98	71	59	52	49	—	11,883
2020	—	—	—	—	365	362	107	49	35	31	—	38,863
2021	—	—	—	—	—	141	119	37	20	17	—	12,585
2022	—	—	—	—	—	—	220	137	44	32	1	14,329
2023	—	—	—	—	—	—	—	275	161	73	1	15,851
2024	—	—	—	—	—	—	—	—	289	213	—	18,847
2025	—	—	—	—	—	—	—	—	—	280	29	19,228
							Total incurred			$988
_______________________
(1)Represents the year in which first monthly mortgage payments have been missed by the borrower.
(2)Net of reinsurance.
(3)Represents reported and outstanding delinquencies less actual cures as of December 31 for each respective accident year.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table sets forth paid claims development, net of reinsurance, for domestic mortgage insurance in our Enact segment for the year ended December 31, 2025. The information about paid claims development for the years ended December 31, 2016 to 2024 is presented as supplementary information.

(Amounts in millions)	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
Accident year (1)	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025

	Unaudited
2016	$10	$64	$110	$124	$127	$128	$129	$131	$131	$131
2017	—	6	46	77	87	90	92	94	94	94
2018	—	—	3	32	48	55	59	62	63	63
2019	—	—	—	2	18	31	38	43	46	46
2020	—	—	—	—	1	8	13	19	24	26
2021	—	—	—	—	—	—	2	7	10	13
2022	—	—	—	—	—	—	—	4	12	18
2023	—	—	—	—	—	—	—	—	8	27
2024	—	—	—	—	—	—	—	—	—	20
2025	—	—	—	—	—	—	—	—	—	(7)
	Total paid									$431
	Total incurred									$988
	Total paid									431
	All outstanding liabilities before 2016, net of reinsurance									6
	Net liability for policy and contract claims									563
	Other reserves									6
	Reinsurance recoverable									3
	Liability for policy and contract claims									$572
_______________________
(1)Represents the year in which first monthly mortgage payments have been missed by the borrower.
The following table sets forth our average payout of incurred claims by age for domestic mortgage insurance in our Enact segment as of December 31, 2025:

	Average annual percentage payout of incurred claims by age
Years	1	2	3	4	5	6	7	8	9	10

	Unaudited
Percentage of payout	2.6%	25.1%	27.2%	15.0%	8.1%	3.6%	1.3%	0.6%	0.2%	0.1%
(14) Employee Benefit Plans
(a)Pension and Retiree Health and Life Insurance Benefit Plans
Essentially all of our employees are enrolled in a qualified defined contribution pension plan. The plan is 100% funded by Genworth. We make annual contributions to each employee’s pension plan account based on the employee’s age, service and eligible pay. Employees are vested in the plan after three years of service. As of December 31, 2025 and 2024, we recorded a liability related to these benefits of $9 million and $8 million, respectively.
In addition, certain employees also participate in non-qualified defined contribution plans and in qualified and non-qualified defined benefit pension plans. The plan assets and pension liabilities, including the projected and accumulated benefit obligations of these plans, were not material to our consolidated financial statements individually or in the aggregate. As of December 31, 2025 and 2024, we recorded a liability related to these plans of $52 million and $51

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2025 and 2024, we recognized a decrease of $1 million and an increase of $2 million, respectively, in OCI.
We provide retiree health benefits to domestic employees hired prior to January 1, 2005 who meet certain service requirements. Under this plan, retirees over 65 years of age receive a subsidy towards the purchase of a Medigap policy, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. In December 2009, we announced that eligibility for retiree medical benefits would be limited to employees who were within 10 years of retirement eligibility as of January 1, 2010. We also provide retiree life and long-term care insurance benefits. The plans are funded as claims are incurred. As of December 31, 2025 and 2024, the accumulated postretirement benefit obligation associated with these benefits was $52 million and $51 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2024, we recognized an increase of $2 million in OCI.
Our cost associated with our pension and retiree health and life insurance benefit plans was $16 million, $15 million and $12 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(b)Savings Plans
Our domestic employees participate in qualified and non-qualified defined contribution savings plans that allow employees to contribute a portion of their pay to the plan on a pre-tax basis. We make matching contributions equal to 100% of the first 4% of pay deferred by an employee and 50% of the next 2% of pay deferred by an employee so that our matching contribution does not exceed 5% of an employee’s pay. Employees do not vest immediately in Genworth matching contributions but fully vest in the matching contributions after two complete years of service. One option available to employees in the defined contribution savings plan is the ClearCourse® variable annuity option offered by certain of our legacy insurance subsidiaries. The amount of deposits recorded by our legacy insurance subsidiaries in 2025 and 2024 in relation to this plan option was less than $1 million for each year.
Our cost associated with these plans was $13 million, $11 million and $13 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(c)Health and Welfare Benefits for Active Employees
We provide health and welfare benefits to our employees, including health, life, disability, dental and long-term care insurance, among others. Our long-term care insurance is provided through our group long-term care insurance products. The premiums recorded by this business related to these benefits were insignificant during 2025, 2024 and 2023.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
(15) Borrowings and Other Financings
(a) Long-Term Borrowings
The following table sets forth total long-term borrowings as of December 31:

(Amounts in millions)	2025	2024
Genworth Holdings
6.50% Senior Notes, due 2034	$244	$243
Floating Rate Junior Subordinated Notes, due 2066	538	545
Subtotal	782	788
Bond consent fees	(8)	(8)
Deferred borrowing charges	(5)	(5)
Total Genworth Holdings	769	775
Enact Holdings
6.25% Senior Notes, due 2029	750	750
Deferred borrowing charges	(6)	(7)
Total Enact Holdings	744	743
Total	$1,513	$1,518
Genworth Holdings
Long-Term Senior Notes
As of December 31, 2025, Genworth Holdings had outstanding fixed rate senior notes with an aggregate principal balance of $244 million, with an interest rate of 6.50% due in June 2034 (“2034 Notes”). The 2034 Notes are Genworth Holdings’ direct, unsecured obligations and rank equally in right of payment with all its existing and future unsecured and unsubordinated obligations. Genworth Financial provides a full and unconditional guarantee to the trustee and holders of Genworth Holdings’ 2034 Notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any, interest on, and all other amounts payable under, the outstanding 2034 Notes and their respective indentures. Genworth Holdings has the option to redeem all or a portion of its 2034 Notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.
Long-Term Junior Subordinated Notes
As of December 31, 2025, Genworth Holdings had outstanding floating rate junior notes having an aggregate principal amount of $539 million and a discount of $1 million, with interest payable quarterly until the notes mature in November 2066 (“2066 Notes”). The 2066 Notes have an annual interest rate equal to the three-month Term SOFR Reference Rate, plus a tenor spread adjustment of 0.26161%, plus an additional spread of 2.0025%. Subject to certain conditions, Genworth Holdings has the right, on one or more occasions, to defer the payment of interest on the 2066 Notes during any period of up to 10 years without giving rise to an event of default and without permitting acceleration under the terms of the 2066 Notes. Genworth Holdings will not be required to settle deferred interest payments until it has deferred interest for five years or made a payment of current interest. In the event of our bankruptcy, holders would have a limited claim for deferred interest.
In connection with the issuance of the 2066 Notes, we entered into a Replacement Capital Covenant, whereby we agreed, for the benefit of holders of Genworth Holdings’ 2034 Notes, that Genworth Holdings would not repay, redeem or repurchase all or any part of the 2066 Notes on or before November 15, 2046, unless such repayment, redemption or repurchase was made from the proceeds of the issuance of certain replacement capital securities and pursuant to the other terms and conditions set forth in the Replacement Capital Covenant. On October 25, 2023, Genworth Holdings completed a consent solicitation from bondholders representing a majority in principal amount of its 2034 Notes to amend the Replacement Capital Covenant. The amendment permits Genworth Holdings to repay, redeem or repurchase $2,000

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
principal amount of its 2066 Notes for each $1,000 principal amount of its 2034 Notes repaid, redeemed or repurchased. During the year ended December 31, 2025, Genworth Holdings repurchased $7 million of its 2066 Notes for a pre-tax gain of $1 million.
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
Enact Holdings
As of December 31, 2025, Enact Holdings had $750 million aggregate principal amount of outstanding unsecured senior notes due in May 2029 (“2029 Notes”). The 2029 Notes bear interest at an annual rate of 6.25%, payable semi-annually in arrears on May 28 and November 28 of each year. Enact Holdings has the option to redeem all or a portion of the 2029 Notes at any time prior to April 28, 2029 with notice to the noteholders at a price equal to the greater of the present value of the remaining scheduled principal and interest payments discounted at the then-current treasury rate plus 30 basis points or 100% of the principal, plus in either case, accrued and unpaid interest. At any time on or after April 28, 2029, Enact Holdings may redeem all or a portion of its 2029 Notes with notice to the noteholders at a price equal to 100% of the principal plus accrued and unpaid interest. The 2029 Notes contain customary events of default, which subject to certain notice and cure conditions, can result in the acceleration of the principal and accrued interest on the outstanding notes if Enact Holdings breaches the terms of the indenture.
(b) Revolving Credit Facility
Enact Holdings
On September 30, 2025, Enact Holdings entered into a five-year unsecured revolving credit facility (“2025 Credit Facility”) with a syndicate of lenders in the initial aggregate principal amount of $435 million to replace its then outstanding $200 million revolving credit facility dated June 30, 2022. The 2025 Credit Facility includes the ability for Enact Holdings to increase the commitments on an uncommitted basis, by an additional aggregate principal amount of up to approximately $218 million. Any borrowings under the 2025 Credit Facility will accrue interest at a floating rate tied to a standard short-term borrowing index selected at Enact Holdings’ option, plus an applicable margin, pursuant to the terms of the credit agreement. The applicable margin is based on Enact Holdings’ ratings established by certain debt rating agencies for its senior unsecured debt. The 2025 Credit Facility includes customary representations, warranties, covenants, terms and conditions. As of December 31, 2025, Enact Holdings was in compliance with all covenants and the 2025 Credit Facility remained undrawn.
(c) Liquidity
An aggregate principal amount of $750 million of our long-term borrowings matures in 2029, with the remaining combined $783 million aggregate principal amount maturing thereafter.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
(16) Income Taxes
Income (loss) from continuing operations before income taxes included the following components for the years ended December 31:

(Amounts in millions)	2025	2024	2023
Domestic	$319	$469	$263
Foreign (1)	114	126	40
Income (loss) from continuing operations before income taxes	$433	$595	$303
_______________________
(1)Predominantly comprised of income from our Bermuda-based subsidiary, Enact Re Ltd., the majority of which relates to reinsurance assumed from EMICO.
The total provision (benefit) for income taxes was as follows for the years ended December 31:

(Amounts in millions)	2025	2024	2023
Current tax provision (benefit)
Domestic federal	$135	$256	$50
Domestic state	4	5	6
Foreign	—	—	—
Total current tax provision (benefit)	$139	$261	$56
Deferred tax provision (benefit)
Domestic federal	$(56)	$(101)	$49
Domestic state	1	(1)	(1)
Foreign	—	(1)	—
Total deferred tax provision (benefit)	$(55)	$(103)	$48
Total income tax provision (benefit)
Domestic federal	$79	$155	$99
Domestic state	5	4	5
Foreign	—	(1)	—
Total income tax provision (benefit)	$84	$158	$104
Our current income tax payable was $27 million and $57 million as of December 31, 2025 and 2024, respectively.
Income taxes paid (net of refunds received) were as follows for the years ended December 31:

(Amounts in millions)	2025	2024	2023
Domestic federal taxes paid	$162	$243	$5
Domestic state taxes paid:
Florida (1)	*	*	4
Other	6	5	1
Total domestic state taxes paid	6	5	5
Total	$168	$248	$10
_______________________
(1)The amount of income taxes paid for the years ended December 31, 2025 and 2024 was less than 5% of total income taxes paid.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the years ended December 31:

	2025		2024		2023
(Dollar amounts in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory U.S. federal income tax rate	$91	21.0%	$125	21.0%	$64	21.0%
Increase (decrease) in rate resulting from:
Domestic federal income taxes
Valuation allowance	(41)	(9.4)	—	—	1	0.2
Tax on income from terminated swaps	27	6.3	29	4.9	30	10.0
Tax credits	(5)	(1.1)	(5)	(0.8)	—	—
Non-taxable and non-deductible items
Non-deductible officer compensation	7	1.7	7	1.2	7	2.2
Other	(1)	(0.4)	(2)	(0.3)	—	—
Cross-border tax laws, net
U.S. taxation of foreign insurance company	24	5.5	26	4.4	8	2.7
Domestic state and local income taxes, net of federal income tax effect (1)	4	0.9	4	0.6	3	1.1
Foreign tax effects
Bermuda foreign rate differential	(24)	(5.5)	(26)	(4.4)	(8)	(2.7)
Other foreign jurisdictions	—	—	(2)	(0.3)	(1)	(0.2)
Worldwide changes in unrecognized tax benefits	2	0.4	2	0.3	—	—
Total tax provision	$84	19.4%	$158	26.6%	$104	34.3%
_______________________
(1)State income taxes in Florida made up the majority (greater than 50%) of the tax effect in this category for all periods presented.
The effective tax rate for the year ended December 31, 2025 was below the statutory U.S. federal income tax rate of 21% primarily driven by a valuation allowance release in 2025, partially offset by tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income. The effective tax rate for the years ended December 31, 2024 and 2023 was above the statutory U.S. federal income tax rate of 21% largely due to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The components of our deferred income taxes were as follows as of December 31:

(Amounts in millions)	2025	2024
Assets:
Net operating loss carryforwards	$6	$2
Capital loss carryforwards	84	141
State income taxes	377	370
Insurance reserves	1,177	1,071
Deferred acquisition costs	126	72
Accrued commission and general expenses	65	61
Liabilities related to discontinued operations	155	122
Net unrealized losses on investment securities	491	795
Net unrealized losses on derivatives	193	162
Other	5	4
Gross deferred income tax assets	2,679	2,800
Valuation allowance	(545)	(639)
Total deferred income tax assets	2,134	2,161
Liabilities:
Net effect of change in discount rate for future policy benefits	126	277
PVFP and other intangibles	21	24
Insurance reserves transition adjustment	—	25
Investments	152	92
Other	35	12
Total deferred income tax liabilities	334	430
Net deferred income tax asset	$1,800	$1,731
The gross amount of net operating loss (“NOL”) carryforwards, which include U.S. federal and Mexico, was $25 million as of December 31, 2025. Capital loss carryforwards amounted to $402 million as of December 31, 2025, and, if unused, will expire in 2026.
Our valuation allowance as of December 31, 2025 and 2024 was $545 million and $639 million, respectively. In 2025, we released $100 million of the domestic federal valuation allowance related to capital deferred tax assets. The release was a result of the change in unrealized gains (losses) on our fixed maturity securities due to decreasing interest rates and an increase in unrealized gains on our limited partnerships due to current market conditions, and a corresponding increase in unrealized capital gains expected to be available in the future to offset our capital loss carryforwards and other capital deferred tax assets. Of the $100 million released, $53 million was recorded through accumulated other comprehensive income (loss), $41 million was recognized in income (loss) from continuing operations, and $6 million was recognized in income (loss) from discontinued operations resulting in an ending valuation allowance of $200 million related to domestic federal deferred tax assets of a capital character as of December 31, 2025. The remainder of the valuation allowance as of December 31, 2025 and 2024 was related to state deferred tax assets and foreign NOLs. The state deferred tax assets related primarily to the non-insurance NOL carryforwards.
Our ability to realize our net deferred tax asset of $1,800 million, which includes deferred tax assets related to capital loss and NOL carryforwards, is primarily dependent upon generating sufficient taxable income and capital gains in future years. We have net deferred tax assets of $923 million that have or will produce capital losses. As part of the assessment of the amount of the valuation allowance, management has asserted that it has the ability and intent to execute tax planning strategies including holding certain investment assets with unrealized losses to recovery or maturity or realizing gains on certain investment assets with unrealized gains to the extent necessary to ensure realization of the capital related deferred tax assets, net of the $200 million valuation allowance as of December 31, 2025.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
We have net deferred tax assets of $877 million that will produce ordinary income (loss) in future years. Management has concluded that there is sufficient positive evidence to support the expected realization of these deferred tax assets for U.S. federal income tax purposes. This positive evidence includes the fact that: (i) we are currently in a cumulative three-year income position, and (ii) our U.S. operating forecasts are profitable, which include ongoing income from our mortgage insurance business and in-force premium rate increases and associated benefit reductions already obtained in our long-term care insurance business in our Closed Block segment.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(Amounts in millions)	2025	2024	2023
Balance as of January 1	$25	$30	$33
Tax positions related to the current period:
Gross additions	—	—	—
Gross reductions	(4)	(5)	(3)
Tax positions related to the prior years:
Gross additions	—	—	—
Gross reductions	—	—	—
Balance as of December 31	$21	$25	$30
The total amount of unrecognized tax benefits was $21 million as of December 31, 2025, which if recognized would affect the effective tax rate on continuing operations by $21 million. These unrecognized tax benefits include the impact of foreign currency translation from our international operations.
We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. We recorded $2 million, $2 million and $— of expense in 2025, 2024 and 2023, respectively.
Our companies have elected to file a single U.S. consolidated income tax return (the “life/non-life consolidated return”). All companies domesticated in the United States and our Bermuda subsidiary, a company treated as a U.S. domestic company for U.S. tax purposes, are included in the life/non-life consolidated return as allowed by the tax law and regulations, with the exception of CareScout Insurance Company, which became a life insurance company and is required to file separately for a period of five years effective 2025. We have a tax sharing agreement in place and all intercompany balances related to this agreement are settled at least annually. We are not currently subject to any significant examinations by federal or state income tax authorities. Generally, we are no longer subject to federal or state income tax examinations for years prior to 2022.
(17) Supplemental Cash Flow Information
Cash paid for interest was $101 million, $124 million and $110 million for the years ended December 31, 2025, 2024 and 2023, respectively. See note 16 for cash paid for taxes in 2025, 2024 and 2023.
(18) Long-Term Incentive Compensation
Genworth Financial
We have granted share-based awards to employees and directors, including restricted stock units (“RSUs”), performance stock units (“PSUs”), deferred stock units (“DSUs”) and stock appreciation rights (“SARs”) under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (the “2004 Plan”), the 2012 Genworth Financial, Inc. Omnibus Incentive

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
Plan (the “2012 Plan”) and the 2018 Genworth Financial, Inc. Omnibus Incentive Plan (the “2018 Plan”). In May 2021, the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (the “2021 Plan”) was approved by stockholders. Under the 2021 Plan, we were authorized to grant 25 million equity awards, plus a number of additional shares not to exceed 20 million underlying awards outstanding under the prior Plans. In May 2025, the 2025 Genworth Financial, Inc. Omnibus Incentive Plan (the “2025 Plan”) was approved by stockholders. Under the 2025 Plan, we are authorized to grant 10.5 million equity awards, plus the number of shares not to exceed 12.8 million remaining available for grant under the 2021 Plan, plus a number of additional shares not to exceed 19 million underlying awards outstanding under the prior Plans. The 2004 Plan together with the 2012, 2018, 2021 and 2025 Plans are referred to collectively as the “Omnibus Incentive Plans.”
We recorded long-term incentive compensation expense under the Omnibus Incentive Plans of $39 million, $32 million and $34 million, respectively, for the years ended December 31, 2025, 2024 and 2023, which included stock-based compensation expense of $39 million, $31 million and $29 million, respectively. Long-term incentive compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.
During 2025, 2024 and 2023, we issued RSUs with average restriction periods of three years and a weighted-average grant date fair value of $6.80, $6.15 and $6.05, respectively, measured at the market price of a share of our Common Stock on the grant date.
During 2025, 2024 and 2023, we granted PSUs with a fair value of $7.22, $6.48 and $6.76, respectively, calculated as described in further detail below as of the approval date by Genworth Financial’s Board of Directors. PSUs may be earned over a three-year period based upon the achievement of certain performance goals.
The PSUs granted in 2025 have a three-year measurement period starting on January 1, 2025 going through December 31, 2027. The performance measures include Genworth’s total shareholder return compared to certain of its peer companies established as of the grant date, our Enact segment’s book value per share growth and the net present value of rate actions. Rate actions are defined as future expected premium increases and benefit reductions on our long-term care insurance products in our Closed Block segment as a result of rate increases approved on individual and group long-term care insurance policies and reserve releases less cash payments to policyholders related to legal settlements or other in-force management actions, net of reinsurance.
The PSUs granted in 2024 have a three-year measurement period starting on January 1, 2024 going through December 31, 2026. The performance measures include the net present value of rate actions, Genworth’s total shareholder return compared to certain of its peer companies established as of the grant date and the adjusted operating income (loss) of our Enact segment. See note 21 for our definition of adjusted operating income (loss).
The PSUs granted in 2023 have a three-year measurement period starting on January 1, 2023 going through December 31, 2025. The performance measures include the consolidated statutory pre-tax income of our legacy insurance subsidiaries, the adjusted operating income (loss) of our Enact segment and Genworth’s total shareholder return compared to certain of its peer companies established as of the grant date.
For the PSUs granted in 2025, 2024 and 2023, the grant-date fair value for the total relative shareholder return performance measure was calculated using the Monte Carlo simulation, and the grant-date fair value for all other performance measures was based on market price of a share of our Common Stock as of the approval date. The grant-date fair value and the valuation assumptions used in the Monte Carlo simulation were as follows:

	2025	2024	2023
Grant-date fair value	$8.72	$7.66	$8.82
Valuation-date stock price	$6.73	$6.11	$6.21
Volatility	33.3%	37.9%	55.4%
Dividend yield	—%	—%	—%
Risk-free rate	4.0%	4.4%	4.3%
Valuation maximum	800% of grant-date stock price	800% of grant-date stock price	800% of grant-date stock price

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
For all PSU awards granted, the compensation committee of our Board of Directors determines and approves no later than March 15, following the end of the three-year performance period for each applicable performance period, the number of units earned and vested for each distinct performance period.
The following table summarizes the status of our equity-based awards as of and for the year ended December 31, 2025:

	RSUs		PSUs		DSUs		SARs
(Awards in thousands)	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average grant date fair value
Balance as of January 1	1,726	$5.95	5,242	$5.77	1,115	$2.93	373	$3.45
Granted	1,073	$6.80	1,818	$7.22	—	$—	—	$—
Performance adjustment (1)	—	$—	(840)	$4.46	—	$—	—	$—
Vested	(686)	$5.74	(986)	$4.46	(3)	$2.71	(143)	$3.41
Terminated	—	$—	(209)	$4.48	—	$—	(230)	$3.48
Balance as of December 31	2,113	$6.45	5,025	$6.82	1,112	$2.93	—	$—
_______________________
(1)The performance adjustment relates to modifications made to the number of awards granted based on the extent to which certain performance metrics were achieved.
We issue new shares of Common Stock upon vesting of share-based awards. The fair value of RSUs, PSUs and DSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $8 million, $20 million and $17 million, respectively, and the tax benefit realized upon vesting of share-based awards was $4 million in all periods.
As of December 31, 2025, total unrecognized stock-based compensation expense related to non-vested non-cash awards not yet recognized was $32 million and is expected to be recognized over a weighted-average period of approximately two years.
During 2025, 2024 and 2023, we issued cash settled RSUs with average restriction periods of three years and a weighted-average fair value of $8.65, $7.35 and $6.18, respectively, measured at the market price of a share of our Common Stock on the grant date. The RSUs will vest as a cash payment equal to one share of our Common Stock using the average closing sales prices on the 20 trading days immediately preceding the vesting date.
The following table summarizes cash award activity as of and for the year ended December 31, 2025:

	Cash settled RSUs		Time-based cash awards
(Awards in thousands)	Number of awards	Weighted-average fair value	Number of awards
Balance as of January 1	4,529	$7.12	69
Granted	2,535	$8.65	—
Vested	(2,367)	$7.22	(69)
Forfeited	(241)	$7.64	—
Balance as of December 31	4,456	$8.40	—
Payments for cash settled RSUs that vested during the years ended December 31, 2025, 2024 and 2023 were $17 million, $11 million and $7 million, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
During 2025, 2024 and 2023, Enact Holdings granted RSUs with average restriction periods of three years and a weighted-average grant date fair value of $33.07, $27.64 and $24.26, respectively, measured at the fair value of a share of Enact Holdings’ Common Stock on the grant date.
During 2025, 2024 and 2023, Enact Holdings granted PSUs with a three-year measurement period starting on January 1 of each respective grant year going through December 31 of the following third year. The performance metrics are based on the standalone results of Enact Holdings and are measured by consolidated book value per share growth at the end of each respective performance period, calculated as the increase in book value divided by the average number of shares outstanding during each respective three-year measurement period. The PSUs were granted at market price as of the approval date by Enact Holdings’ Board of Directors, with a fair value of $32.92, $27.19 and $24.23 in 2025, 2024 and 2023, respectively.
The following table summarizes the status of Enact Holdings’ equity-based awards as of and for the year ended December 31, 2025:

	RSUs		PSUs		DSUs
(Awards in thousands)	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average grant date fair value
Balance as of January 1	580	$25.39	602	$24.87	217	$24.47
Granted	215	$33.07	220	$32.92	42	$35.73
Performance adjustment (1)	—	$—	178	$22.15	—	$—
Dividend equivalents	12	$36.49	17	$36.16	5	$36.66
Vested	(312)	$24.51	(359)	$22.15	—	$—
Terminated	(3)	$28.30	—	$—	—	$—
Balance as of December 31	492	$29.38	658	$28.37	264	$26.30
_______________________
(1)The performance adjustment relates to modifications made to the number of awards granted based on the extent to which certain performance metrics were achieved.
For the years ended December 31, 2025, 2024 and 2023, and in accordance with our majority ownership, we recorded $19 million, $19 million and $15 million, respectively, of stock-based compensation expense. As of December 31, 2025, total estimated unrecognized expense related to these awards was $18 million and is expected to be recognized over a weighted-average period of approximately two years.
The fair value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $8 million, $18 million and $3 million, respectively. The tax benefit realized upon vesting of share-based awards was $2 million, $4 million and less than $1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Years Ended December 31, 2025, 2024 and 2023
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
In general, we first obtain valuations from pricing services. If prices are unavailable, we obtain broker quotes. For all securities, excluding certain private fixed maturity securities, if neither a pricing service nor broker quotes valuation is available, we determine fair value using internal models. For certain private fixed maturity securities where we do not obtain valuations from pricing services, we utilize an internal model to determine fair value since transactions for similar securities are not readily observable and these securities are not typically valued by pricing services.
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
For certain private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placements with the public bonds, price caps, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs, leading to a classification of Level 2. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of December 31, 2025.
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
Years Ended December 31, 2025, 2024 and 2023
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
Level 2 measurements
Fixed maturity securities
•Third-party pricing services: In estimating the fair value of fixed maturity securities, 88% of our portfolio was priced using pricing services as of December 31, 2025. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of December 31, 2025:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$3,701	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$2,114	Multi-dimensional attribute-based modeling systems, exchanges for the bond or comparable liquid bonds	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$1,199	Price quotes from market makers, spread priced to benchmark curves, matrix pricing	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$23,330	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$5,611	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$1,097	OAS-based models, single factor binomial models, internally priced, pay-up to the to be announced price	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports
Commercial mortgage-backed	$1,290	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swap curves, TRACE reports
Other asset-backed	$1,759	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports
•Internal models: A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,759 million and $831 million, respectively, as of December 31, 2025. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Equity securities. The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.
Short-term investments. The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Fixed maturity securities
•Third-party pricing services: A portion of our non-U.S. government, U.S. corporate, non-U.S. corporate and other asset-backed securities are valued using pricing services. These pricing services utilize income-based approaches and internally generated models as part of the valuation processes. Pricing services utilized for valuation are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by pricing services was $241 million as of December 31, 2025.
•Broker quotes: A portion of our non-U.S. government, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $184 million as of December 31, 2025.
•Internal models: A portion of our U.S. corporate, non-U.S. corporate, residential mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which can include significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $2,646 million as of December 31, 2025.
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
Short-term investments. The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain securities are valued using pricing services that utilize income-based approaches and internally generated models as part of the valuation processes.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
Equity index options. We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of December 31, 2025, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
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
Fixed indexed annuity and indexed universal life embedded derivatives. We have fixed indexed annuity and indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for expected future interest credited being considered significant unobservable inputs, we classify these

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
instruments as Level 3. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of December 31, 2025, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
Market risk benefits
MRBs are contracts or contract features that provide protection to the contractholder while exposing us to other-than-nominal capital market risk. MRBs include certain contract features on fixed and variable annuity products that provide minimum guarantees, in addition to the policyholder account balance, such as GMDBs, GMWBs and GPAFs. MRBs are measured at fair value using an income-based valuation model based on current net amounts at risk, market data, experience and other factors. See note 2 for a discussion of our policy for recording changes in fair value of MRBs.
MRB assets and liabilities for minimum guarantees are valued and presented separately from the related separate account and policyholder account balances.
Fixed indexed annuities
The valuation of fixed indexed annuities MRBs, which includes GMWB features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our fixed indexed annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the fixed indexed annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. As a result of our assumptions for GMWB utilization, expected future interest credited and non-performance risk being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases or GMWB utilization increases, the value of our fixed indexed annuities MRB liability will increase. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of December 31, 2025, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 11 for additional details related to the changes in the fair value measurement of fixed indexed annuities MRBs as of December 31, 2025 and 2024.
Variable annuities
The valuation of our variable annuities MRBs, which includes GMWB, GMDB and GPAF features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, interest rates, equity index and fund correlation and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our variable annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the variable annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. We classify the variable annuities MRBs valuation as Level 3 based on having significant unobservable inputs, with policyholder behavior (GMWB utilization and lapses), equity index volatility and non-performance risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the variable annuities MRBs will increase. An increase in our lapse assumption would decrease the fair value of the variable annuities MRBs, whereas an increase in our GMWB utilization rate would increase the fair value. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of December 31, 2025, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 11 for additional details related to the changes in the fair value measurement of variable annuities MRBs as of December 31, 2025 and 2024.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2025
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,701	$—	$3,701	$—	$—
State and political subdivisions	2,114	—	2,114	—	—
Non-U.S. government	1,215	—	1,199	16	—
U.S. corporate:
Utilities	4,515	—	3,511	1,004	—
Energy	2,452	—	2,431	21	—
Finance and insurance	7,057	—	6,438	619	—
Consumer—non-cyclical	4,406	—	4,371	35	—
Technology and communications	2,749	—	2,731	18	—
Industrial	954	—	938	16	—
Capital goods	2,319	—	2,282	37	—
Consumer—cyclical	1,249	—	1,194	55	—
Transportation	1,075	—	1,048	27	—
Other	270	—	145	125	—
Total U.S. corporate	27,046	—	25,089	1,957	—
Non-U.S. corporate:
Utilities	637	—	400	237	—
Energy	944	—	837	107	—
Finance and insurance	1,719	—	1,697	22	—
Consumer—non-cyclical	557	—	541	16	—
Technology and communications	689	—	680	9	—
Industrial	761	—	645	116	—
Capital goods	692	—	628	64	—
Consumer—cyclical	250	—	226	24	—
Transportation	485	—	406	79	—
Other	457	—	382	75	—
Total non-U.S. corporate	7,191	—	6,442	749	—
Residential mortgage-backed	1,100	—	1,097	3	—
Commercial mortgage-backed	1,309	—	1,290	19	—
Other asset-backed	2,086	—	1,759	327	—
Total fixed maturity securities	45,762	—	42,691	3,071	—
Equity securities	555	485	29	41	—
Limited partnerships	2,784	—	—	16	2,768
Other invested assets:
Derivative assets:
Interest rate swaps	11	—	11	—	—
Foreign currency swaps	4	—	4	—	—
Equity index options	18	—	—	18	—
Forward bond purchase commitments	6	—	—	6	—
Total derivative assets	39	—	15	24	—
Short-term investments	37	—	14	23	—
Total other invested assets	76	—	29	47	—
Separate account assets	4,369	4,369	—	—	—
Total assets	$53,546	$4,854	$42,749	$3,175	$2,768
_______________________
(1)Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023

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
_______________
(1)Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Beginning balance as of January 1, 2025	Total realized and unrealized gains (losses)								Ending balance as of December 31, 2025	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
Non-U.S. government	$13	$—	$1	$2	$—	$—	$—	$—	$—	$16	$—	$1
U.S. corporate:
Utilities	845	(4)	25	190	(20)	—	(19)	24	(37)	1,004	(2)	23
Energy	21	—	1	—	—	—	(1)	—	—	21	—	1
Finance and insurance	688	—	31	58	—	—	(94)	—	(64)	619	—	28
Consumer—non-cyclical	63	—	2	—	—	—	(16)	—	(14)	35	—	2
Technology and communications	12	—	—	1	—	—	—	5	—	18	—	—
Industrial	15	—	1	—	—	—	—	—	—	16	—	1
Capital goods	43	—	3	—	—	—	—	—	(9)	37	—	2
Consumer—cyclical	99	(3)	6	8	(17)	—	(8)	—	(30)	55	—	4
Transportation	31	—	1	—	—	—	(5)	—	—	27	—	1
Other	133	—	3	10	—	—	(11)	—	(10)	125	—	3
Total U.S. corporate	1,950	(7)	73	267	(37)	—	(154)	29	(164)	1,957	(2)	65
Non-U.S. corporate:
Utilities	282	(5)	10	10	(20)	—	(19)	—	(21)	237	(4)	10
Energy	116	—	—	30	(4)	—	(23)	—	(12)	107	—	(4)
Finance and insurance	21	1	1	—	—	—	(1)	—	—	22	1	1
Consumer—non-cyclical	39	—	1	—	—	—	(24)	—	—	16	—	1
Technology and communications	17	—	—	—	—	—	(8)	—	—	9	—	—
Industrial	67	—	5	4	—	—	—	40	—	116	—	5
Capital goods	47	—	2	15	—	—	—	—	—	64	—	2
Consumer—cyclical	—	—	—	2	—	—	—	22	—	24	—	—
Transportation	35	—	—	44	—	—	—	—	—	79	—	—
Other	51	—	2	22	—	—	—	—	—	75	—	2
Total non-U.S. corporate	675	(4)	21	127	(24)	—	(75)	62	(33)	749	(3)	17
Residential mortgage-backed	2	—	—	1	—	—	—	—	—	3	—	—
Commercial mortgage-backed	11	—	—	17	—	—	—	—	(9)	19	—	—
Other asset-backed	142	—	6	124	—	—	(14)	75	(6)	327	—	6
Total fixed maturity securities	2,793	(11)	101	538	(61)	—	(243)	166	(212)	3,071	(5)	89
Equity securities	44	—	—	—	(3)	—	—	—	—	41	—	—
Limited partnerships	19	(3)	—	—	—	—	—	—	—	16	(3)	—
Other invested assets:
Derivative assets:
Equity index options	19	7	—	13	—	—	(21)	—	—	18	7	—
Forward bond purchase commitments	6	—	—	—	—	—	—	—	—	6	—	—
Total derivative assets	25	7	—	13	—	—	(21)	—	—	24	7	—
Short-term investments	—	—	—	31	—	—	—	—	(8)	23	—	—
Total other invested assets	25	7	—	44	—	—	(21)	—	(8)	47	7	—
Total Level 3 assets	$2,881	$(7)	$101	$582	$(64)	$—	$(264)	$166	$(220)	$3,175	$(1)	$89
_________________________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023

	Beginning balance as of January 1, 2024	Total realized and unrealized gains (losses)								Ending balance as of December 31, 2024	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
State and political subdivisions	$60	$3	$6	$—	$—	$—	$—	$—	$(69)	$—	$—	$—
Non-U.S. government	—	—	(1)	14	—	—	—	—	—	13	—	(1)
U.S. corporate:
Utilities	881	(5)	(30)	56	(13)	—	(48)	8	(4)	845	—	(39)
Energy	60	(1)	1	—	(4)	—	(23)	—	(12)	21	—	—
Finance and insurance	717	(1)	6	—	—	—	(67)	33	—	688	—	—
Consumer—non-cyclical	69	—	—	—	—	—	(6)	—	—	63	—	—
Technology and communications	12	—	—	—	—	—	—	—	—	12	—	—
Industrial	23	—	—	—	—	—	(8)	—	—	15	—	—
Capital goods	35	—	(1)	20	—	—	(11)	—	—	43	—	—
Consumer—cyclical	122	—	(4)	—	—	—	(5)	—	(14)	99	—	(4)
Transportation	22	—	—	13	—	—	(4)	—	—	31	—	—
Other	149	—	(2)	—	—	—	(14)	—	—	133	—	(3)
Total U.S. corporate	2,090	(7)	(30)	89	(17)	—	(186)	41	(30)	1,950	—	(46)
Non-U.S. corporate:
Utilities	269	(9)	(4)	35	—	—	(16)	49	(42)	282	(9)	(4)
Energy	131	—	—	—	—	—	(15)	—	—	116	—	—
Finance and insurance	134	5	—	—	—	—	(19)	—	(99)	21	3	(4)
Consumer—non-cyclical	81	(1)	1	—	(14)	—	(28)	—	—	39	—	—
Technology and communications	24	—	—	—	—	—	(7)	—	—	17	—	—
Industrial	63	—	(2)	8	(1)	—	(1)	—	—	67	—	(2)
Capital goods	53	—	(2)	24	(4)	—	(24)	—	—	47	—	(1)
Consumer—cyclical	1	—	—	7	—	—	—	—	(8)	—	—	—
Transportation	22	—	(1)	15	(1)	—	—	—	—	35	—	(1)
Other	52	—	(1)	—	—	—	—	—	—	51	—	(1)
Total non-U.S. corporate	830	(5)	(9)	89	(20)	—	(110)	49	(149)	675	(6)	(13)
Residential mortgage-backed	3	—	—	—	—	—	(1)	—	—	2	—	—
Commercial mortgage-backed	11	—	—	—	—	—	—	—	—	11	—	—
Other asset-backed	102	—	(1)	102	—	—	(10)	—	(51)	142	—	(1)
Total fixed maturity securities	3,096	(9)	(35)	294	(37)	—	(307)	90	(299)	2,793	(6)	(61)
Equity securities	32	—	—	20	(8)	—	—	—	—	44	—	—
Limited partnerships	20	(6)	—	6	—	—	(1)	—	—	19	(4)	—
Other invested assets:
Derivative assets:
Equity index options	15	9	—	16	—	—	(21)	—	—	19	10	—
Forward bond purchase commitments	51	—	(45)	—	—	—	—	—	—	6	—	(23)
Total derivative assets	66	9	(45)	16	—	—	(21)	—	—	25	10	(23)
Short-term investments	7	—	—	—	—	—	(7)	—	—	—	—	—
Total other invested assets	73	9	(45)	16	—	—	(28)	—	—	25	10	(23)
Total Level 3 assets	$3,221	$(6)	$(80)	$336	$(45)	$—	$(336)	$90	$(299)	$2,881	$—	$(84)
____________
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
Years Ended December 31, 2025, 2024 and 2023

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
______________
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table presents the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related consolidated statements of operations line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2025	2024	2023
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$1	$8	$10
Net investment gains (losses)	(8)	(14)	3
Total	$(7)	$(6)	$13
Net gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$1	$3	$9
Net investment gains (losses)	(2)	(3)	—
Total	$(1)	$—	$9
The amount presented for net investment income relates to fixed maturity securities and primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2025:

(Amounts in millions)	Fair value	Unobservable input	Range	Weighted-average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	$960	Credit spreads	60bps - 225bps	120bps
Energy	21	Credit spreads	116bps - 161bps	141bps
Finance and insurance	604	Credit spreads	14bps - 204bps	127bps
Consumer—non-cyclical	35	Credit spreads	71bps - 202bps	116bps
Technology and communications	18	Credit spreads	71bps - 168bps	105bps
Industrial	16	Credit spreads	82bps - 161bps	108bps
Capital goods	37	Credit spreads	116bps - 132bps	122bps
Consumer—cyclical	51	Credit spreads	82bps - 127bps	114bps
Transportation	27	Credit spreads	48bps - 147bps	126bps
Other	77	Credit spreads	80bps - 137bps	96bps
Total U.S. corporate	$1,846	Credit spreads	14bps - 225bps	121bps
Non-U.S. corporate:
Utilities	$228	Credit spreads	84bps - 216bps	115bps
Energy	96	Credit spreads	84bps - 161bps	110bps
Finance and insurance	22	Credit spreads	102bps - 121bps	109bps
Consumer—non-cyclical	15	Credit spreads	90bps - 135bps	98bps
Technology and communications	9	Credit spreads	82bps	Not applicable
Industrial	115	Credit spreads	93bps - 162bps	115bps
Capital goods	57	Credit spreads	116bps - 192bps	134bps
Consumer—cyclical	22	Credit spreads	117bps	Not applicable
Transportation	78	Credit spreads	93bps - 161bps	120bps
Other	62	Credit spreads	60bps - 116bps	97bps
Total non-U.S. corporate	$704	Credit spreads	60bps - 216bps	114bps
Derivative assets:
Equity index options	$18	Equity index volatility	6% - 38%	23%
Forward bond purchase commitments	$6	Counterparty financing spreads	12bps - 35bps	21bps
Other assets (2)	$98	Lapse rate	2% - 9%	5%
		Non-performance risk (counterparty credit risk)	42bps - 83bps	69bps
		Equity index volatility	14% - 27%	22%
_______________________
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.
The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2025
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$138	$—	$—	$138
Indexed universal life embedded derivatives	14	—	—	14
Total policyholder account balances	152	—	—	152
Derivative liabilities:
Interest rate swaps	849	—	849	—
Foreign currency swaps	4	—	4	—
Forward bond purchase commitments	107	—	—	107
Foreign currency forward contracts	17	—	17	—
Total derivative liabilities	977	—	870	107
Total liabilities	$1,129	$—	$870	$259

	2024
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$155	$—	$—	$155
Indexed universal life embedded derivatives	15	—	—	15
Total policyholder account balances	170	—	—	170
Derivative liabilities:
Interest rate swaps	749	—	749	—
Foreign currency swaps	1	—	1	—
Forward bond purchase commitments	71	—	—	71
Total derivative liabilities	821	—	750	71
Total liabilities	$991	$—	$750	$241

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Beginning balance as of January 1, 2025	Total realized and unrealized (gains) losses								Ending balance as of December 31, 2025	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income) loss	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$155	$12	$—	$—	$—	$—	$(26)	$—	$(3)	$138	$12	$—
Indexed universal life embedded derivatives	15	1	—	—	—	—	(2)	—	—	14	1	—
Total policyholder account balances	170	13	—	—	—	—	(28)	—	(3)	152	13	—
Derivative liabilities:
Forward bond purchase commitments	71	9	27	—	—	—	—	—	—	107	9	27
Total derivative liabilities	71	9	27	—	—	—	—	—	—	107	9	27
Total Level 3 liabilities	$241	$22	$27	$—	$—	$—	$(28)	$—	$(3)	$259	$22	$27

	Beginning balance as of January 1, 2024	Total realized and unrealized (gains) losses								Ending balance as of December 31, 2024	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income) loss	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$165	$27	$—	$—	$—	$—	$(34)	$—	$(3)	$155	$27	$—
Indexed universal life embedded derivatives	15	(6)	—	—	—	7	(1)	—	—	15	(6)	—
Total policyholder account balances	180	21	—	—	—	7	(35)	—	(3)	170	21	—
Derivative liabilities:
Forward bond purchase commitments	9	18	44	—	—	—	—	—	—	71	18	44
Total derivative liabilities	9	18	44	—	—	—	—	—	—	71	18	44
Total Level 3 liabilities	$189	$39	$44	$—	$—	$7	$(35)	$—	$(3)	$241	$39	$44

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023

	Beginning balance as of January 1, 2023	Total realized and unrealized (gains) losses								Ending balance as of December 31, 2023	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income) loss	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$202	$18	$—	$—	$—	$—	$(52)	$—	$(3)	$165	$18	$—
Indexed universal life embedded derivatives	15	(14)	—	—	—	14	—	—	—	15	(14)	—
Total policyholder account balances	217	4	—	—	—	14	(52)	—	(3)	180	4	—
Derivative liabilities:
Forward bond purchase commitments	—	9	—	—	—	—	—	—	—	9	9	—
Total derivative liabilities	—	9	—	—	—	—	—	—	—	9	9	—
Total Level 3 liabilities	$217	$13	$—	$—	$—	$14	$(52)	$—	$(3)	$189	$13	$—
The following table presents the gains and losses included in net (income) loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related consolidated statements of operations line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2025	2024	2023
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—	$—
Net investment (gains) losses	22	39	13
Total	$22	$39	$13
Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—	$—
Net investment (gains) losses	22	39	13
Total	$22	$39	$13
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2025:

(Amounts in millions)	Fair value	Unobservable input	Range	Weighted-average (1)
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$138	Expected future interest credited	1% - 4%	3%
Indexed universal life embedded derivatives	$14	Expected future interest credited	2% - 11%	5%
Net market risk benefits: (2)
Fixed indexed annuities	$52	GMWB utilization rate	20% - 100%	73%
		Non-performance risk (credit spreads)	42bps - 83bps	69bps
		Expected future interest credited	1% - 4%	2%
Variable annuities	$297	Lapse rate	2% - 11%	5%
		GMWB utilization rate	61% - 90%	80%
		Non-performance risk (credit spreads)	42bps - 83bps	69bps
		Equity index volatility	14% - 27%	22%
Derivative liabilities:
Forward bond purchase commitments	$107	Counterparty financing spreads	16bps - 37bps	30bps
_______________________
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
Years Ended December 31, 2025, 2024 and 2023
The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of December 31:

	2025
(Amounts in millions)	Notional amount		Carrying amount	Fair value
				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,304	$6,092	$—	$6	$6,086
Other invested assets		(1)	642	651	—	—	651
Liabilities:
Long-term borrowings (2)		(1)	1,513	1,471	—	1,471	—
Investment contracts		(1)	3,869	3,944	—	—	3,944
Commitments to fund investments:
Bank loan investments	$118
Private placement investments	362
Commercial mortgage loans	7
_______________________
(1)These financial instruments do not have notional amounts.
(2)See note 15 for additional information related to borrowings.

	2024
(Amounts in millions)	Notional amount		Carrying amount	Fair value
				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,411	$5,950	$—	$7	$5,943
Other invested assets		(1)	535	542	—	—	542
Liabilities:
Long-term borrowings (2)		(1)	1,518	1,436	—	1,436	—
Investment contracts		(1)	4,498	4,499	—	—	4,499
Commitments to fund investments:
Bank loan investments	$140
Private placement investments	263
Commercial mortgage loans	2
_______________________
(1)These financial instruments do not have notional amounts.
(2)See note 15 for additional information related to borrowings.
As of December 31, 2025 and 2024, we had $29 million and $25 million, respectively, of real estate owned and associated assets included in other invested assets in our consolidated balance sheets acquired through foreclosure in full or partial settlement of commercial mortgage loan obligations. These properties are initially recorded at fair value less estimated selling costs (the carrying value) and are subsequently valued at the lower of the carrying value or current fair value less estimated selling costs. As of December 31, 2024, these properties were recorded at fair value less estimated selling costs, which was less than the carrying value. These amounts represented the fair value as of December 31, 2025 and 2024. The fair value of the real estate owned assets is classified as Level 2.
Assets Measured Using Net Asset Value
Limited partnerships include partnership interests accounted for using NAV per share (or its equivalent) or fair value for those interests considered minor and partnership interests accounted for under the equity method of accounting for

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
The following table presents the carrying value of limited partnerships and commitments to fund as of December 31:

	2025		2024
(Amounts in millions)	Carrying value	Commitments to fund	Carrying value	Commitments to fund
Limited partnerships accounted for at NAV:
Private equity and credit funds (1)	$2,475	$1,619	$2,190	$1,434
Real estate funds (2)	137	65	128	74
Infrastructure funds (3)	156	151	123	178
Total limited partnerships accounted for at NAV	2,768	1,835	2,441	1,686
Limited partnerships accounted for at fair value	16	1	19	1
Limited partnerships accounted for under equity method of accounting	700	80	682	74
Total	$3,484	$1,916	$3,142	$1,761
_______________________
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
(20) Insurance Subsidiary Financial Information and Regulatory Matters
Dividends
Our insurance subsidiaries are subject to oversight by applicable insurance laws and regulations as to the amount of dividends they may pay to their parent in any year, the purpose of which is to protect affected insurance policyholders or contractholders, not stockholders. In general, dividends and distributions are required to be submitted to an insurer’s domiciliary department of insurance for review, and the payment of any dividend or distribution from a source other than unassigned surplus requires prior written regulatory approval. Enact Holdings’ ability to pay dividends is limited in part by such regulatory restrictions on its insurance subsidiaries. Based on estimated statutory results as of December 31, 2025, in accordance with applicable dividend restrictions, Enact Holdings’ U.S. mortgage insurance subsidiaries could pay dividends from unassigned surplus of approximately $3 million in 2026 without affirmative regulatory approval, although notice of the intent to pay must be provided to the state insurance commissioner 30 days in advance thereof, during which time the commissioner may review the dividend pursuant to statutory standards. Our legacy insurance subsidiaries had negative unassigned surplus of $368 million under statutory accounting as of December 31, 2025 and as a result, cannot pay dividends to us in 2026. In addition, we manage our legacy insurance subsidiaries on a standalone basis and accordingly, do not expect to receive any dividends or other returns of capital from them in the foreseeable future. As of December 31, 2025, Genworth Financial’s and Genworth Holdings’ consolidated subsidiaries had restricted net assets of $8.9 billion and $9.3 billion, respectively.
As the majority shareholder, Genworth Holdings received $98 million, $91 million and $174 million, respectively, of dividends in 2025, 2024 and 2023 from Enact Holdings. Future dividends paid by Enact Holdings are subject to quarterly review and approval by its board of directors and Genworth Financial, and will also be dependent on a variety of economic, market and business conditions. None of our life insurance subsidiaries paid dividends in 2025, 2024 or 2023.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by individual state insurance authorities. Our U.S. domiciled insurance subsidiaries have no material permitted accounting practices, except for River Lake Insurance Company VI (“River Lake VI”) and River Lake Insurance Company X (“River Lake X”). The permitted practices of River Lake VI and River Lake X were an essential element of their design and were expressly included in their plans of operation and in the licensing orders issued by their domiciliary state regulators, and without those permitted accounting practices, these entities could be subject to regulatory action. Accordingly, we believe that the permitted accounting practices will remain in effect for so long as we maintain these entities. The material permitted accounting practices were as follows:
•In 2025 and 2024, River Lake VI had a permitted accounting practice from the State of Delaware to carry its excess of loss reinsurance agreements with The Canada Life Assurance Company for its universal and term life insurance business assumed from Genworth Life and Annuity Insurance Company (“GLAIC”) as an admitted asset.
•In 2025 and 2024, River Lake X had a permitted accounting practice from the State of Vermont to carry its excess of loss reinsurance agreement with Hannover Life Reassurance Company of America for its term life insurance business assumed from GLAIC as an admitted asset.
The impact of these permitted accounting practices of River Lake VI and River Lake X on our combined U.S. domiciled life insurance subsidiaries’ statutory capital and surplus was zero as of December 31, 2025 and 2024. If these permitted accounting practices had not been used, no regulatory event would have been triggered.
For regulatory purposes, our U.S. mortgage insurers are required to establish a special statutory contingency reserve. Annual additions to the statutory contingency reserve must be at least 50% of net earned premiums, as defined by state insurance laws and regulations. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) 10 years. However, approval by the North Carolina Department of Insurance (“NCDOI”) is required for contingency reserve releases when loss ratios exceed 35%. The statutory contingency reserve for our U.S. mortgage insurers was approximately $4.5 billion and $4.3 billion, respectively, as of December 31, 2025 and 2024 and is included in the table below containing combined statutory capital and surplus balances.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The tables below include the combined statutory net income and statutory capital and surplus for our U.S. domiciled insurance subsidiaries for the periods indicated:

(Amounts in millions)	Years ended December 31,
	2025	2024	2023
Combined statutory net income (loss):
Life insurance subsidiaries(1), excluding captive life reinsurance subsidiaries	$(24)	$150	$193
Mortgage insurance subsidiaries	614	626	665
Combined statutory net income, excluding captive life reinsurance subsidiaries	590	776	858
Captive life reinsurance subsidiaries	139	129	94
Combined statutory net income (loss)	$729	$905	$952

(Amounts in millions)	As of December 31,
	2025	2024
Combined statutory capital and surplus:
Life insurance subsidiaries(1), excluding captive life reinsurance subsidiaries	$3,639	$3,527
Mortgage insurance subsidiaries	5,319	5,223
Combined statutory capital and surplus	$8,958	$8,750
_______________________
(1)Includes our legacy insurance subsidiaries as well as our start-up insurance subsidiary, CareScout Insurance Company.
The statutory net income from our captive life reinsurance subsidiaries, River Lake VI and River Lake X, relates to the reinsurance of term and universal life insurance statutory reserves assumed from GLAIC. These reserves are, in turn, secured by excess of loss reinsurance treaties with third parties. Additionally, the life insurance subsidiaries’ combined statutory net income (loss) and distributable income are not affected by the statutory net income of the captives, except to the extent dividends are received from the captives. The combined statutory capital and surplus of our life insurance subsidiaries does not include the capital and surplus of our captive life reinsurance subsidiaries of $105 million and $101 million as of December 31, 2025 and 2024, respectively.
Capital Requirements of U.S. Life Insurers
The NAIC has adopted RBC requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate risk; and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify potentially weakly capitalized companies for purposes of facilitating regulatory action. In the course of operations, we periodically monitor the RBC level of each of our life insurance subsidiaries. As of December 31, 2025 and 2024, each of our life insurance subsidiaries exceeded the minimum required RBC levels in their respective domiciliary state. The consolidated RBC ratio on a company action level basis of GLIC and its U.S. domiciled life insurance subsidiaries was approximately 300% and 306% as of December 31, 2025 and 2024, respectively.
In 2025, 2024 and 2023, we released $60 million, $85 million and $99 million, respectively, of statutory reserves resulting from updates to our universal and term universal life insurance products with secondary guarantees as part of Actuarial Guideline 38 8D in our Virginia and Delaware licensed life insurance subsidiaries.
As a part of our cash flow testing process for our legacy insurance subsidiaries, we consider incremental benefits from expected future in-force rate actions in our long-term care insurance products that would help mitigate the impact of deteriorating experience. The New York State Department of Financial Services (“NYDFS”), which regulates Genworth

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
Life Insurance Company of New York (“GLICNY”), requires specific adequacy testing scenarios that are generally more severe than those deemed acceptable in other states. Moreover, the required testing scenarios by the NYDFS have a disproportionate impact on our long-term care insurance products. In addition, we use New York specific experience for setting assumptions in our long-term care insurance products in GLICNY. While the NYDFS generally does not permit in-force rate increases for long-term care insurance to be used in asset adequacy analysis until such increases have been approved, it has allowed GLICNY to incorporate recently filed in-force rate actions in its asset adequacy analysis prior to approval in the past.
As a result, after discussions with the NYDFS and through the exercise of professional actuarial judgment, GLICNY incorporated in its 2024 asset adequacy analysis assumptions for future in-force rate actions for long-term care insurance products to offset the emerging adverse experience for these products. With these assumption updates, GLICNY’s 2024 asset adequacy analysis produced a negative margin. To address the negative margin, GLICNY recorded an incremental $79 million of additional statutory reserves in 2024. As a result of the 2024 activity, the aggregate amount of statutory reserves established by GLICNY for asset adequacy deficits increased to $871 million ($836 million related to long-term care insurance and $35 million related to variable annuities) as of December 31, 2024. For GLICNY’s 2025 asset adequacy analysis, which included a conditional approval of an in-force rate action but not an assumption for additional future in-force rate actions, the margin was positive. Accordingly, no additional statutory reserves were required to be recorded.
Capital Requirements of U.S. Mortgage Insurers
Mortgage insurers are not subject to the NAIC’s RBC requirements, but certain states and other regulators impose another form of capital requirement on mortgage insurers requiring maintenance of a risk-to-capital ratio not to exceed 25:1. Enact Holdings’ mortgage insurance subsidiaries are domiciled in North Carolina, and fifteen other states maintain similar risk-to-capital requirements. As of December 31, 2025 and 2024, the risk-to-capital ratio of Enact Holdings’ combined mortgage insurance subsidiaries was approximately 10.1:1 and 10.5:1, respectively, under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, Enact Holdings’ insurance subsidiaries’ domestic insurance regulator. Each of Enact Holdings’ mortgage insurance subsidiaries met its respective capital requirements as of December 31, 2025 and 2024.
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
Enact has met all PMIERs reporting requirements as required by the GSEs. As of December 31, 2025 and 2024, Enact had estimated available assets of $5,015 million and $5,095 million, respectively, against $3,096 million and $3,043 million, respectively, net required assets under PMIERs. The sufficiency ratio as of December 31, 2025 was 162%, or $1,919 million above the PMIERs requirements, compared to 167%, or $2,052 million above the PMIERs requirements as of December 31, 2024.
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
Guarantees of obligations
Genworth Holdings provided an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our European mortgage insurance subsidiary prior to its sale in May 2016. Following the sale of this United Kingdom

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
subsidiary to AmTrust Financial Services, Inc., the guarantee was limited to the payment of valid claims on policies in-force prior to the sale date and those written approximately 90 days subsequent to the date of the sale, and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. As of December 31, 2025, the risk in-force of active policies was approximately $800 million.
(21) Segment Information
(a) Reportable Segment Information
We have the following two reportable segments: Enact, comprised primarily of private mortgage insurance products, and Closed Block, comprised of long-term care insurance, life insurance and annuity products that were previously sold through our legacy insurance subsidiaries. In addition to our two reportable segments, we also have Corporate and Other, which includes debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, and eliminations of inter-segment transactions. Corporate and Other also includes the results of other businesses that are not individually reportable, such as CareScout Services, CareScout Insurance and certain international businesses.
We allocate tax to our businesses at the U.S. corporate federal income tax rate of 21%. Each segment is then adjusted to reflect the unique tax attributes of that segment, such as permanent differences between U.S. GAAP and tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other.
We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income (loss) and assets. Our CODM, who is our Chief Executive Officer, evaluates performance and allocates resources for our reportable segments based on “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders.” Our CODM evaluates adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as a key measure to assess performance and support new business initiatives because the measure more accurately reflects overall operating performance, as it minimizes the impact of macroeconomic volatility. Our legacy insurance subsidiaries, which comprise our Closed Block segment, are managed on a standalone basis; therefore, we do not allocate capital to our Closed Block segment.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table presents adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our reportable segments for the years ended December 31:

	2025		2024		2023
(Amounts in millions)	Enact	Closed Block	Enact	Closed Block	Enact	Closed Block
Revenues:
Premiums	$980	$2,508	$980	$2,489	$957	$2,670
Net investment income	266	2,840	240	2,899	208	2,956
Policy fees and other income	5	612	4	638	2	646
	1,251	5,960	1,224	6,026	1,167	6,272
Less:
Benefits and other changes in policy reserves (1)	110	4,719	39	4,736	27	4,765
Cash flow assumption updates (1)	—	23	—	(42)	—	308
Actual variances from expected experience (1)	—	290	—	195	—	279
Amortization of deferred acquisition costs and intangibles (1)	9	217	10	235	11	252
Interest expense (2)	50	—	51	—	52	—
Other segment expenses (2), (3)	207	1,082	209	1,140	212	1,178
Provision (benefit) for income taxes (2)	188	(54)	198	(24)	188	(80)
Adjusted operating income (loss) attributable to noncontrolling interests	129	—	132	—	125	—
Reportable segment adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$558	$(317)	$585	$(214)	$552	$(430)
_______________________
(1)Significant expense category and amounts, which align with segment-level information, as applicable, that is regularly provided to the CODM.
(2)Other segment items not considered a significant expense category.
(3)Other segment expenses include interest credited; acquisition and operating expenses, net of deferrals, as reported in the consolidated statements of operations, excluding gains (losses) on the early extinguishment of debt and expenses related to restructuring, as applicable; and changes in fair value of market risk benefits and associated hedges, as reported in the consolidated statements of operations, excluding the impacts of interest rates, equity markets and associated hedges.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table presents the reconciliation of total reportable segment adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders to net income (loss) available to Genworth Financial, Inc.’s common stockholders for the years ended December 31:

(Amounts in millions)	2025	2024	2023
Total reportable segment adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$241	$371	$122
Corporate and Other adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	(97)	(98)	(81)
Net investment gains (losses) available to Genworth Financial, Inc.’s common stockholders	62	17	25
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges	5	43	22
Gains (losses) on early extinguishment of debt	1	(2)	2
Expenses related to restructuring	—	(12)	(4)
Taxes on adjustments (1)	10	(10)	(10)
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	222	309	76
Income (loss) from discontinued operations, net of taxes	1	(10)	—
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$223	$299	$76
_______________________
(1)The year ended December 31, 2025 included a $24 million tax benefit related to a release of a portion of the valuation allowance on certain deferred tax assets.
The following table presents the reconciliation of total reportable segment revenues and assets to consolidated revenue and assets as of and for the years ended December 31:

(Amounts in millions)	2025	2024	2023
Reconciliation of revenues
Total reportable segment revenues	$7,211	$7,250	$7,439
Corporate and Other, excluding net investment gains (losses)	31	32	26
Net investment gains (losses)	59	13	23
Total revenues	$7,301	$7,295	$7,488
Reconciliation of assets
Enact	$6,895	$6,525
Closed Block	79,615	78,624
Total reportable segment assets	86,510	85,149
Corporate and Other	1,573	1,672
Total assets	$88,083	$86,821

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
(b) Revenues from External Customers for Major Product Groups
The following presents premiums and policy fees and other income of major product groups for our segments and Corporate and Other for the years ended December 31:

(Amounts in millions)	2025	2024	2023
Enact segment	$985	$984	$959
Closed Block segment:
Long-term care insurance	2,345	2,310	2,463
Life insurance	669	704	738
Annuities	106	113	115
Closed Block segment	3,120	3,127	3,316
Corporate and Other	12	11	7
Total revenues from external customers	$4,117	$4,122	$4,282
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
TVPX ARS, INC. v. GLAIC
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
On June 30, 2021, we filed in the Middle District of Georgia our renewed motion to enforce the class action settlement and release and renewed our motion for leave to file a counterclaim. The briefing on both motions concluded in October 2021. On March 24, 2022, the Court denied our motions. On April 11, 2022, we filed an appeal of the Court’s denial to the United States Court of Appeals for the Eleventh Circuit. On June 22, 2022, we filed our opening brief in support of the appeal. The plaintiff filed its respondent’s brief on September 20, 2022, and we filed our reply brief on November 10, 2022. The appeal was orally argued on August 17, 2023, and on January 8, 2025, the Eleventh Circuit entered an order affirming the district court’s order. On January 29, 2025, we moved for rehearing by the panel and by the full court. On March 4, 2025, the Eleventh Circuit denied our motion for rehearing. On March 7, 2025, the plaintiff refiled its complaint in the United States District Court for the Eastern District of Virginia. On May 9, 2025, we moved to dismiss the refiled complaint for failure to state a cause of action. The plaintiff filed an amended complaint on June 24, 2025 and a second amended complaint on July 14, 2025. On July 28, 2025, we moved to dismiss the second amended complaint for failure to state a cause of action. The plaintiff opposed our motion to dismiss the second amended complaint on August 25, 2025, and the court denied our motion to dismiss on November 18, 2025. On February 13, 2026, we moved for summary judgment dismissing the complaint, and the plaintiff moved for class certification. A trial date has been scheduled for late April 2026. We intend to continue to vigorously defend this action.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
On May 26, 2021, the plaintiffs filed a second amended and supplemental class action complaint adding additional factual allegations and three new causes of action. On July 26, 2021, we moved to dismiss the three new causes of action and answered the balance of the second amended and supplemental class action complaint. The plaintiffs filed an opposition to our motion to dismiss on September 30, 2021. The Court heard oral arguments on the motion on December 7, 2021 and ordered each party to file supplemental submissions, which were filed on January 28, 2022. On May 10, 2022, the Court granted our motion to dismiss the three new causes of action. On January 27, 2022, the plaintiffs filed a motion for a preliminary injunction seeking to enjoin GFIH from transferring any assets to any affiliate, including paying any dividends to Genworth Holdings, and to enjoin Genworth Holdings and Genworth Financial from transferring or distributing any value to Genworth Financial’s shareholders. On June 2, 2022, the plaintiffs withdrew their motion for a preliminary injunction. On January 12, 2024, the plaintiffs moved for class certification. We filed our opposition papers on February 23, 2024. On March 25, 2025, we filed a motion for summary judgment dismissing the second amended complaint, and the plaintiffs filed opposition papers as well as a motion for Rule 56(d) relief on May 14, 2025. On June 18, 2025, we filed reply papers in further support of our motion for summary judgment and moved separately to strike the plaintiffs’ motion. The plaintiffs opposed our motion to strike on July 11, 2025. On January 21, 2026, the court heard oral argument on our summary judgment motion, the plaintiffs’ Rule 56(d) motion and our motion to strike. We intend to continue to vigorously defend this action.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
In Re MOVEit Customer Data Security Breach Litigation
Starting in June 2023, various Genworth entities (including Genworth Financial, GLIC and GLAIC) have been named as defendants in certain putative class action lawsuits in the United States District Courts for the Eastern District of Virginia and the District of Massachusetts. These cases are captioned as follows: Anastasio v. Genworth Financial, Inc. et al; Hauser v. Genworth Life Insurance Company; Smith v. Genworth Financial, Inc.; Behrens v. Genworth Life Insurance Company; Hale et al v. Genworth Financial, Inc.; Burkett, Jr. v. Genworth Life and Annuity Insurance Company; Manar v. Genworth Financial, Inc.; Romine et al. v. Progress Software Corporation et al.; Schwarz et al. v. Progress Software Corporation et al.; Casey et al. v. Genworth Life & Annuity Insurance Company; and Bailey v. Genworth Financial, Inc. The actions relate to the data security events involving the MOVEit file transfer system, which PBI Research Services (“PBI”), a third-party vendor, uses in the performance of its services (“MOVEit Cybersecurity Incident”). Our legacy insurance subsidiaries previously used PBI to, among other things, satisfy applicable regulatory obligations to search various databases to identify the deaths of insured persons under life insurance policies, and to identify deaths under long-term care insurance and annuity policies which can impact premium payment obligations and benefit eligibility. The plaintiffs seek to represent various classes and subclasses of Genworth long-term care insurance policyholders and agents whose data was accessed or potentially accessed by the MOVEit Cybersecurity Incident, alleging that Genworth breached its purported duty to safeguard their sensitive data from cybercriminals. The complaints assert claims for, inter alia, negligence, negligence per se, breach of contract, unjust enrichment, and violations of various consumer protection and privacy statutes, and they seek, inter alia, declaratory and injunctive relief, compensatory and punitive damages, restitution, attorneys’ fees and costs. On October 4, 2023, the Joint Panel on Multidistrict Litigation issued an order consolidating all actions relating to the MOVEit Cybersecurity Incident before a single federal judge in the United States District Court for the District of Massachusetts. All defendants, including the Genworth entities, filed a joint motion to dismiss the complaints on July 23, 2024. Oral argument on this motion occurred on October 9, 2024. On December 12, 2024, as relevant to Genworth, the court denied the motion. On February 4, 2025, several defendants, including the Genworth entities, filed a second motion to dismiss the complaints, and the plaintiffs filed opposition papers on April 7, 2025. Oral argument was conducted on the second motion to dismiss on May 12, 2025. On July 31, 2025, the court granted the second motion to dismiss in part and dismissed most of the causes of action against Genworth, retaining only the claims for common law negligence, breach of implied contract, and a Massachusetts statutory violation. On September 9, 2025, we moved for partial reconsideration of certain aspects of the July 31, 2025 decision, and the plaintiffs opposed that motion on September 23, 2025. On January 9, 2026, the court granted in part our motion for partial reconsideration by dismissing a certain negligence claim under California law and by confirming the dismissal of an Illinois statutory claim. We intend to continue to vigorously defend these actions.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
Kaplan v. GLIC
On January 17, 2025, GLIC, GLICNY and various AARP entities were named as defendants in a putative class action lawsuit in the Superior Court of the District of Columbia captioned Sharon R. Kaplan and Richard A. Kaplan on behalf of themselves and all others similarly situated v. Genworth Life Insurance Co. et al. The complaint alleges that the Genworth and AARP defendants violated the District of Columbia Consumer Protection Procedures Act by affirmatively misrepresenting and failing to adequately disclose information regarding the pricing structure and likelihood of rate increases for the My Future My Plan 2 series of long-term care insurance policies. The complaint further alleges that the Genworth defendants breached the terms of the relevant insurance contracts by increasing premiums because of the policies’ inflation protection component and by acting unreasonably in violation of the covenant of good faith and fair dealing. The complaint seeks, among other things, monetary damages and civil penalties. We removed the action to the United States District Court for the District of Columbia on April 17, 2025. We moved to dismiss the complaint for failure to state a cause of action on May 15, 2025, and the plaintiff opposed that motion on July 7, 2025. We intend to continue to vigorously defend this action.
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
(b) Commitments and Guarantees
See note 19 for amounts we were committed to fund related to our investments as of December 31, 2025.
As previously disclosed, in connection with pending litigation between AXA and Santander related to the PPI mis-selling losses, Genworth has certain rights to share in any recoveries by AXA to recoup payments it previously made to AXA for the underlying PPI mis-selling losses. Genworth is not a named party in the litigation with Santander, and, therefore, does not ultimately control the litigation. In order to better align the interests of AXA and Genworth in the litigation, in March 2025, Genworth agreed to provide AXA a guarantee for the recovery of certain of AXA’s PPI mis-selling losses not previously reimbursed by Genworth, regardless of the ultimate outcome of the litigation. The guarantee was provided through a stand-by letter of credit (“LC”) issued by a third-party financial institution for the benefit of AXA and a reimbursement agreement between Genworth and the third-party financial institution. Whether AXA could draw

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
upon the LC was subject to the amount of any settlement between AXA and Santander, or certain milestones in the court proceedings. The LC was terminated in November 2025. Prior to the termination, no amounts were recorded in 2025 related to the guarantee.
On July 25, 2025, the High Court issued a liability judgment in favor of AXA in the legal proceedings against Santander. The judgment finds Santander liable for AXA’s losses resulting from Santander’s mis-selling. The judge awarded AXA damages, interest and costs of approximately £680 million ($911 million based on the exchange rates at that point in time). Santander subsequently applied for permission to appeal, and the Court of Appeal granted that request on October 21, 2025. AXA sought permission to cross-appeal certain aspects of the High Court judgment and was granted permission in January 2026. The hearing before the Court of Appeal has been scheduled for July 21 to July 23, 2026. Under prior agreements between Genworth and AXA, Genworth is entitled to share in funds that AXA recovers from third parties related to the mis-selling losses. If the appeal is resolved in favor of AXA, Genworth could be entitled to receive a total recovery of approximately $750 million, depending upon the applicable exchange rate at that time. In November 2025, we received £15 million ($20 million) from AXA related to a portion of the liability judgment not subject to dispute. We recorded this loss recovery to income (loss) from discontinued operations, net of taxes, in the consolidated statement of operations. See note 2 for a discussion of our policy for recognizing loss recoveries.
(23) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the years ended December 31:

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2025	$(3,156)	$492	$1,022	$(5)	$4	$(1,643)
OCI before reclassifications	1,163	(173)	(559)	1	12	444
Amounts reclassified from OCI	40	(132)	—	—	—	(92)
Current period OCI	1,203	(305)	(559)	1	12	352
Balances as of December 31, 2025 before noncontrolling interests	(1,953)	187	463	(4)	16	(1,291)
Less: change in OCI attributable to noncontrolling interests	34	—	—	—	(1)	33
Balances as of December 31, 2025	$(1,987)	$187	$463	$(4)	$17	$(1,324)
_______________________
(1)See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2024	$(2,130)	$1,010	$(1,440)	$(8)	$12	$(2,556)
OCI before reclassifications	(1,067)	(375)	2,462	3	(8)	1,015
Amounts reclassified from OCI	45	(143)	—	—	—	(98)
Current period OCI	(1,022)	(518)	2,462	3	(8)	917
Balances as of December 31, 2024 before noncontrolling interests	(3,152)	492	1,022	(5)	4	(1,639)
Less: change in OCI attributable to noncontrolling interests	4	—	—	—	—	4
Balances as of December 31, 2024	$(3,156)	$492	$1,022	$(5)	$4	$(1,643)
_______________________
(1)See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2023	$(3,407)	$1,200	$(404)	$(10)	$6	$(2,615)
OCI before reclassifications	1,206	(39)	(1,036)	2	4	137
Amounts reclassified from OCI	99	(151)	—	—	2	(50)
Current period OCI	1,305	(190)	(1,036)	2	6	87
Balances as of December 31, 2023 before noncontrolling interests	(2,102)	1,010	(1,440)	(8)	12	(2,528)
Less: change in OCI attributable to noncontrolling interests	28	—	—	—	—	28
Balances as of December 31, 2023	$(2,130)	$1,010	$(1,440)	$(8)	$12	$(2,556)
_______________________
(1)See note 5 for additional information.
As of December 31, 2025, 2024 and 2023, the balances of the change in the discount rate used to measure future policy benefits were net of taxes of $(126) million, $(277) million and $391 million, respectively, and the balances of the change in instrument-specific credit risk of MRBs were net of taxes of $1 million, $2 million and $2 million, respectively. The foreign currency translation and other adjustments balance in the charts above included $32 million, $33 million and $30 million, respectively, net of taxes of $(8) million, $(8) million and $(7) million, respectively, related to a net unrecognized postretirement benefit obligation as of December 31, 2025, 2024 and 2023. The balance also included taxes of $(2) million, $2 million and $— related to foreign currency translation adjustments as of December 31, 2025, 2024 and 2023, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
The following table shows reclassifications from accumulated other comprehensive income (loss), net of taxes, for the years ended December 31:

(Amounts in millions)	2025	2024	2023	Affected line item in the consolidated statements of operations
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments	$50	$57	$99	Net investment (gains) losses
Income taxes	(10)	(12)	26	Provision (benefit) for income taxes
Total	$40	$45	$125
Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(191)	$(211)	$(220)	Net investment income
Interest rate swaps hedging assets	(15)	(12)	(10)	Net investment (gains) losses
Interest rate swaps hedging liabilities	3	3	3	Interest expense
Interest rate swaps hedging liabilities	—	—	(1)	Net investment (gains) losses
Foreign currency swaps	—	—	(2)	Net investment (gains) losses
Forward bond purchase commitments	—	—	(1)	Net investment (gains) losses
Income taxes	71	77	80	Provision (benefit) for income taxes
Total	$(132)	$(143)	$(151)
(24) Noncontrolling Interests
In September 2021, Enact Holdings, Genworth Financial’s indirect subsidiary, completed an IPO of its common shares. As of December 31, 2025, we beneficially owned approximately 81% of the common shares of Enact Holdings.
On November 1, 2022, Enact Holdings announced the approval by its board of directors of a share repurchase program under which Enact Holdings could repurchase up to $75 million of its outstanding common stock. On August 1, 2023, May 1, 2024 and April 30, 2025, Enact Holdings announced authorizations of $100 million, $250 million and $350 million, respectively, of common stock repurchases. Pursuant to these programs, Enact Holdings repurchased 10,532,963, 7,605,106 and 3,520,052 shares of its common stock in 2025, 2024 and 2023, respectively. As the majority shareholder, Genworth Holdings participated in order to maintain its current ownership interest and received $309 million, $198 million and $71 million in cash in 2025, 2024 and 2023, respectively.
On February 3, 2026, Enact Holdings announced the authorization of a new share repurchase program under which it may repurchase up to $500 million of its common stock.

Dividends of $23 million, $21 million and $39 million were paid to owners of noncontrolling interests of Enact Holdings in 2025, 2024 and 2023, respectively.

Schedule I
Genworth Financial, Inc.
Summary of Investments—Other Than Investments in Related Parties
(Amounts in millions)
As of December 31, 2025, the amortized cost or cost, fair value and carrying value of our invested assets were as follows:

Type of investment	Amortized cost or cost (1)	Fair value	Carrying value
Fixed maturity securities:
Bonds:
U.S. government, agencies and authorities	$3,999	$3,701	$3,701
State and political subdivisions	2,356	2,114	2,114
Non-U.S. government	1,257	1,215	1,215
Public utilities	5,470	5,152	5,152
All other corporate bonds	35,068	33,580	33,580
Total fixed maturity securities	48,150	45,762	45,762
Equity securities	386	555	555
Commercial mortgage loans, net	6,304	xxxxx	6,304
Policy loans	2,297	xxxxx	2,297
Limited partnerships	2,457	xxxxx	3,484
Other invested assets	744	xxxxx	770
Total investments	$60,338	xxxxx	$59,172
_______________________
(1)Amortized cost for fixed maturity securities and short-term investments, which are included in other invested assets, represents original cost reduced by repayments and adjusted for amortization of premium or accretion of discount. Cost for equity securities represents original cost, and cost for limited partnerships represents original cost adjusted for distributions. Cost for derivatives, which are included in other invested assets, represents the original cost of the positions.
See Report of Independent Registered Public Accounting Firm

Schedule II
Genworth Financial, Inc.
Condensed Financial Information of Registrant
(Parent Company Only)
Balance Sheets
(Amounts in millions)

	December 31,
	2025	2024
Assets:
Investments in subsidiaries	$8,922	$8,557
Deferred tax asset	3	3
Other assets	3	3
Total assets	$8,928	$8,563
Liabilities and stockholders’ equity
Liabilities:
Other liabilities	$63	$35
Intercompany notes payable	115	84
Total liabilities	178	119
Commitments and contingencies
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	11,888	11,875
Accumulated other comprehensive income (loss)	(1,324)	(1,643)
Retained earnings	1,684	1,462
Treasury stock, at cost	(3,499)	(3,251)
Total stockholders’ equity	8,750	8,444
Total liabilities and stockholders’ equity	$8,928	$8,563
See Notes to Condensed Financial Information of Registrant
See Report of Independent Registered Public Accounting Firm

Schedule II
Genworth Financial, Inc.
Condensed Financial Information of Registrant
(Parent Company Only)
Statements of Operations
(Amounts in millions)

	Years ended December 31,
	2025	2024	2023
Revenues:
Total revenues	$—	$—	$—
Expenses:
Acquisition and operating expenses, net of deferrals	41	34	35
Interest expense	3	1	7
Total expenses	44	35	42
Income (loss) before income taxes and equity in income of subsidiaries	(44)	(35)	(42)
Provision (benefit) for income taxes	(7)	(6)	(4)
Equity in income (loss) of subsidiaries	260	328	114
Net income (loss)	$223	$299	$76
See Notes to Condensed Financial Information of Registrant
See Report of Independent Registered Public Accounting Firm

Schedule II
Genworth Financial, Inc.
Condensed Financial Information of Registrant
(Parent Company Only)
Statements of Comprehensive Income (Loss)
(Amounts in millions)

	Years ended December 31,
	2025	2024	2023
Net income (loss)	$223	$299	$76
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	1,171	(1,021)	1,277
Net unrealized gains (losses) on securities with an allowance for credit losses	(2)	(5)	—
Derivatives qualifying as hedges	(305)	(518)	(190)
Change in discount rate used to measure future policy benefits	(559)	2,462	(1,036)
Change in instrument-specific credit risk of market risk benefits	1	3	2
Foreign currency translation and other adjustments	13	(8)	6
Total other comprehensive income (loss)	319	913	59
Total comprehensive income (loss)	$542	$1,212	$135
See Notes to Condensed Financial Information of Registrant
See Report of Independent Registered Public Accounting Firm

Schedule II
Genworth Financial, Inc.
Condensed Financial Information of Registrant
(Parent Company Only)
Statements of Cash Flows
(Amounts in millions)

	Years ended December 31,
	2025	2024	2023
Cash flows from (used by) operating activities:
Net income (loss)	$223	$299	$76
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in (income) loss from subsidiaries	(260)	(328)	(114)
Deferred income taxes	(5)	(6)	(4)
Long-term incentive compensation expense	39	32	34
Change in certain assets and liabilities:
Current tax assets and liabilities	24	25	(1)
Other liabilities	12	7	14
Net cash from (used by) operating activities	33	29	5
Cash flows from (used by) investing activities:
Capital contributions paid to subsidiaries	(2)	(7)	(3)
Net cash from (used by) investing activities	(2)	(7)	(3)
Cash flows from (used by) financing activities:
Intercompany notes payable, net	220	180	307
Treasury stock acquired in connection with share repurchases	(247)	(189)	(296)
Other, net	(4)	(13)	(13)
Net cash from (used by) financing activities	(31)	(22)	(2)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—
See Notes to Condensed Financial Information of Registrant
See Report of Independent Registered Public Accounting Firm

Schedule II
Genworth Financial, Inc.
Notes to Condensed Financial Information of Registrant
(Parent Company Only)
Years Ended December 31, 2025, 2024 and 2023
(1) Basis of Presentation
The condensed financial information of Genworth Financial (“parent company”) should be read in conjunction with the consolidated financial statements of Genworth Financial and its subsidiaries and the notes thereto. The condensed financial information reflects Genworth Financial’s direct subsidiaries using the equity method of accounting.
(2) Contingencies and Guarantees
See note 22 in the consolidated financial statements of Genworth Financial and its subsidiaries for a description of material pending litigation affecting the parent company.
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
During 2024, Genworth Holdings entered into an interest rate swap designed to hedge the variable interest payments on $100 million aggregate principal amount of its 2066 Notes, locking in an approximate 5.5% fixed interest rate for a period of five years from the hedge origination date. In connection with the hedge agreement, Genworth Financial provided an unconditional guarantee to the counterparty, covering the obligations associated with the hedge transaction.
Genworth Financial also provides guarantees to third parties for the performance of certain lease obligations of its subsidiaries. Genworth Financial estimates that its potential obligations under such guarantees were approximately $47 million as of December 31, 2025.
(3) Supplemental Cash Flow Information
Net cash received (paid) for taxes was $27 million, $26 million and $(1) million for the years ended December 31, 2025, 2024 and 2023, respectively.
In 2025, 2024 and 2023, Genworth Holdings forgave intercompany loans of $189 million, $127 million and $302 million, respectively, due from Genworth Financial. The extinguishment of the loans between the related parties was treated as non-cash deemed dividends to Genworth Financial and accordingly had no impact on Genworth Financial’s cash flows for the years ended December 31, 2025, 2024 and 2023.

Schedule III
Genworth Financial, Inc.
Supplemental Insurance Information
(Amounts in millions)

Segment	Deferred Acquisition Costs	Future Policy Benefits	Policyholder Account Balances	Liability for Policy and Contract Claims	Unearned Premiums
December 31, 2025
Enact	$22	$—	$—	$572	$92
Closed Block	1,564	55,228	13,843	149	—
Corporate and Other	—	—	—	6	—
Total	$1,586	$55,228	$13,843	$727	$92
December 31, 2024
Enact	$24	$—	$—	$525	$115
Closed Block	1,755	53,610	14,594	139	—
Corporate and Other	—	—	—	6	—
Total	$1,779	$53,610	$14,594	$670	$115
See Report of Independent Registered Public Accounting Firm

Schedule III—Continued
Genworth Financial, Inc.
Supplemental Insurance Information
(Amounts in millions)

Segment	Premium Revenue	Net Investment Income	Interest Credited, Benefits and Other Changes in Policy Reserves and Liability Remeasurement (Gains) Losses(1)	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written
Year ended December 31, 2025
Enact	$980	$266	$110	$7	$260	$957
Closed Block	2,508	2,840	5,418	191	714	2,508
Corporate and Other	11	19	(8)	—	173	11
Total	$3,499	$3,125	$5,520	$198	$1,147	$3,476
Year ended December 31, 2024
Enact	$980	$240	$39	$7	$278	$945
Closed Block	2,489	2,899	5,342	208	685	2,489
Corporate and Other	11	21	(9)	—	163	11
Total	$3,480	$3,160	$5,372	$215	$1,126	$3,445
Year ended December 31, 2023
Enact	$957	$208	$27	$7	$268	$904
Closed Block	2,670	2,956	5,855	223	694	2,670
Corporate and Other	9	19	(9)	—	132	8
Total	$3,636	$3,183	$5,873	$230	$1,094	$3,582
_____________
(1)Excludes changes in fair value of market risk benefits and associated hedges of $3 million, $(13) million and $(12) million for the years ended December 31, 2025, 2024 and 2023, respectively, all of which relates to our Closed Block segment.
See Report of Independent Registered Public Accounting Firm

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
February 27, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Genworth Financial, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Genworth Financial, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Richmond, Virginia
February 27, 2026

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2025
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2025, no directors or officers of Genworth adopted or terminated any contract, instruction or written plan for the purchase or sale of Genworth’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” as defined under the securities laws.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth certain information concerning our executive officers and directors:

Name	Age	Positions
Thomas J. McInerney	69	President and Chief Executive Officer
Jamala M. Arland	44	President & CEO, U.S. Life Insurance
Rohit Gupta	51	President & CEO, Enact Holdings, Inc.
Samir B. Shah	47	President & CEO, CareScout Services
Jerome T. Upton	62	Executive Vice President and Chief Financial Officer
Melissa Hagerman	58	Executive Vice President and Chief Human Resources Officer
Mark Blakeley Hodges	46	Executive Vice President and Chief Risk Officer
Gregory S. Karawan	61	Executive Vice President and General Counsel
Kelly Saltzgaber	61	Executive Vice President and Chief Investment Officer
Morris C. Taylor	54	Executive Vice President and Chief Information Officer
G. Kent Conrad	77	Director, member of Nominating and Corporate Governance and Risk Committees
Karen E. Dyson	66	Director, member of Audit, Management Development and Compensation and Technology Committees
Jill R. Goodman	59	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees
Melina E. Higgins	58	Non-Executive Chair of the Board, member of Audit and Management Development and Compensation Committees
Howard D. Mills, III	61	Director, member of Nominating and Corporate Governance and Risk Committees
Robert P. Restrepo Jr.	75	Director, member of Audit and Management Development and Compensation Committees
Elaine A. Sarsynski	70	Director, member of Audit, Risk and Technology Committees
Ramsey D. Smith	58	Director, member of Nominating and Corporate Governance, Risk and Technology Committees
Steven C. Van Wyk	67	Director, member of Risk and Technology Committees
Executive Officers and Directors
The following sets forth certain biographical information with respect to our executive officers and directors listed above.
Thomas J. McInerney has been our President and Chief Executive Officer and a director since January 2013. Before joining our Company, Mr. McInerney had served as a Senior Advisor to the Boston Consulting Group from June 2011 to December 2012, providing consulting and advisory services to leading insurance and financial services companies in the United States and Canada. From October 2009 to December 2010, Mr. McInerney was a member of ING Groep’s Management Board for Insurance, where he was the Chief Operating Officer of ING’s insurance and investment management business worldwide. Prior to that, he served in a variety of senior roles with ING Groep NV after serving in many leadership positions with Aetna, where he began his career as an insurance underwriter in June 1978. Mr. McInerney has served as a director of Enact Holdings, a majority-owned subsidiary of Genworth Financial, since its IPO in September 2021. He also serves as Vice Chair of United Way Worldwide, and he is on the Global Research Institute and Foundation Boards at the College of William & Mary, The Conference Board and its Committee on Economic Development, the Irish Arts Council, and the U.S. Ski and Snowboard Foundation Board. Mr. McInerney is a member of the American Council of Life Insurers and serves, and has served, on its CEO Steering Committees and Board. Mr. McInerney received a B.A. in Economics with Honors from Colgate University and an M.B.A. from the Tuck School of Business at Dartmouth College.
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
Morris C. Taylor has been our Executive Vice President and Chief Information Officer since February 2026, having previously served as our Senior Vice President and Chief Information Officer since April 2025. Prior to joining the Company, he served as Global Chief Information Officer at Markel Group Inc., a global specialty insurance provider, from September 2021 to April 2025. Prior to Markel, he held various positions for over 25 years at Capital One Services, Inc., including Vice President, Division Chief Information Officer, from July 2013 to March 2018 and Vice President & Head of Card Technology Investment & Delivery from 2007 to 2013. Mr. Taylor received a B.S. in Finance from Virginia Commonwealth University.
G. Kent Conrad has served as a member of our board of directors since March 2013. Sen. Conrad served as a U.S. Senator representing the State of North Dakota from January 1987 to January 2013. He served as Chairman or Ranking Member of the Senate Budget Committee for 12 years. Prior to serving in the U.S. Senate, Sen. Conrad served as the Tax Commissioner for the State of North Dakota from 1981 to 1986 and as Assistant to the Tax Commissioner from 1974 to 1980. Sen. Conrad currently serves as a Strategic Advisor to Molina Healthcare, as co-chair of the Economic Advisory Committee for American Edge Project, as a member of the board of directors of the Committee for a Responsible Federal Budget and as a Senior Fellow for The Bipartisan Policy Center. Sen. Conrad received an A.B. in Political Science from Stanford University and an M.B.A. from George Washington University.
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

Dyson is National Association of Corporate Directors (“NACD”) Directorship Certified and is certified in Cybersecurity Oversight.
Jill R. Goodman has served as a member of our board of directors since March 2021. Ms. Goodman is currently Managing Director of Foros Advisors LLC, a strategic financial and mergers and acquisitions advisory firm, a position she has held since November 2013. Ms. Goodman advises companies and special committees with regard to mergers and acquisitions. Previously, she served as a Managing Director and Head, Special Committee and Fiduciary Practice—U.S. at Rothschild from 2010 to October 2013. From 1998 to 2010, Ms. Goodman was with Lazard in the Mergers & Acquisitions and Strategic Advisory Group, most recently as Managing Director. Ms. Goodman has served as a director of Cboe Global Markets, a leading provider of trading, clearing and investment solutions to market participants around the world, since 2012 (serving as finance and strategy committee chair and as a member of the executive and nominating and governance committees). She has also served as a director of Cover Genius, a private global insurance technology company, since February 2022 (serving as audit committee and risk committee chair and member of the compensation committee). Ms. Goodman graduated magna cum laude from Rice University with a B.A. degree. She received her J.D. degree, with honors, from the University of Chicago Law School.
Melina E. Higgins has served as a member of our board of directors since September 2013 and Non-Executive Chair of the Board since May 2021. Ms. Higgins retired in 2010 from a nearly 20-year career at The Goldman Sachs Group Inc., where she served as a Managing Director from 2001 and a Partner from 2002. During her tenure at Goldman Sachs, Ms. Higgins served as Head of the Americas for Private Debt and Co-Chairperson of the Investment Advisory Committee for the GS Mezzanine Partners funds. She also served as a member of the Investment Committee for the Principal Investment Area, which oversaw and approved global private equity and private debt investments. Goldman’s Principal Investment Area was one of the largest alternative asset managers in the world. Ms. Higgins has served as a director of Viatris Inc. since November 2020 (serving as chair of the board, executive committee chair and finance committee chair). She previously served on the boards of Mylan N.V. from February 2013 to November 2020 and NextGen Acquisition Corp. II from March 2021 to December 2021. Ms. Higgins has also served as Non-Executive Chair of the board of Antares Capital Management LLC since January 2026 and Antares Midco, Inc. from January 2016 to December 2025. She is a member of the Women’s Leadership Board of Harvard University’s John F. Kennedy School of Government. Ms. Higgins received a B.A. in Economics and Spanish from Colgate University and an M.B.A. from Harvard Business School.
Howard D. Mills, III has served as a member of our board of directors since March 2021. Mr. Mills retired from Deloitte in 2019, after serving as Managing Director and Global Insurance Regulatory Leader from 2007 to May 2019, and is a former Superintendent of the New York State Insurance Department. He is currently a Partner in Pavement Management Group, a roadway infrastructure consultancy. He served as a Senior Advisor to McKinsey & Company from October 2021 to October 2024. During his 17-year management consulting career, he advised C-Suite leaders and the boards of global financial services companies in the areas of regulatory and reputational risk, Enterprise Risk Management, executive positioning, strategy, financial communications, crisis management, mergers and acquisitions and public policy, while working in over 50 countries around the globe. Mr. Mills served as Executive Vice President of Business Development and External Affairs of beeXact, a geospatial data management/EngineeringTech company, from February 2023 to June 2024. Prior to his management consulting career and his tenure as Superintendent of the New York State Insurance Department, Mr. Mills served three terms in the New York State Assembly and rose to the office of Deputy Minority Leader. He was also a member of the National Council of Insurance Legislators. Mr. Mills has served as a director of The Doctors Company Group since May 2019, the largest physician-owned medical liability insurer in the U.S. (serving as a member of the audit committee, finance and risk committee, and technology and cyber risk committee). Mr. Mills previously served on the board of directors of Ensight, a SaaS insurance sales platform, from June 2019 to January 2022. He currently serves as President of the board of the Insurance Federation of New York. He served as a former Trustee of The Institutes Griffith Insurance Education Foundation. Mr. Mills received a B.A. in political science from Marist College and an M.A. in public administration from The American University. Mr. Mills is an NACD Governance Fellow.
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
Elaine A. Sarsynski has served as a member of our board of directors since March 2022. Ms. Sarsynski was Chairwoman, Chief Executive Officer and President of MassMutual International from 2006 until her retirement in 2017. She served as President of MassMutual Retirement Services from 2008 to 2016, as Executive Vice President of MassMutual from 2006 to 2017, as a member of MassMutual’s Office of the Chief Executive Officer from 2008 to 2017, and as Chief Administrative Officer of MassMutual from 2005 to 2008. In 2005, she served as Managing Director at Babson Capital Management LLC, a MassMutual subsidiary. Prior to joining Babson Capital, she served two elected terms as First Selectman for the town of Suffield, Connecticut. In 1998, she founded Sun Consulting Group LLC, offering real estate advisory and consulting services. Ms. Sarsynski previously spent 17 years at Aetna, where she held multiple senior management positions overseeing segments of the company’s Investments Division and leading the Corporate Finance Department. She currently serves on the board of directors of Horizon Technology Finance Corporation and Horace Mann Educators Corporation. Ms. Sarsynski previously served on the board of directors of TI Fluid Systems PLC from 2018 to 2025 and AXA S.A. from 2018 to 2021. Ms. Sarsynski received a B.A. from Smith College and an M.B.A. from Columbia University.
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
Steven C. Van Wyk has served as a member of our board of directors since March 2025. Mr. Van Wyk is the former Group Chief Information Officer of HSBC Bank (“HSBC”). Prior to joining HSBC in December 2020, from 2017 to 2020, Mr. Van Wyk served as Chief Information Officer and Head of Technology & Innovation at PNC Financial Services Group, Inc. (“PNC”), and as Chief Information Officer and Head of Operations at PNC from 2013 to 2017, where he was responsible for all aspects of technology and innovation across the bank. Prior to his roles at PNC, Mr. Van Wyk served as Chief Information Officer of ING Insurance Americas from 2006 to 2007 before becoming Chief Information Officer/Chief Operating Officer of ING Bank and ING Group Amsterdam from 2008 to 2013. From 1996 to 2006, Mr. Van Wyk served in various roles, including Vice President - Strategic Information Technology, Managing Director, Chief Information Officer and Chief Operating Officer of the Individual Investor Group of Morgan Stanley. He has served on the boards of Reinsurance Group of America, Incorporated since 2019 (serving on the risk committee and audit committee and as cybersecurity and technology committee chair), Scotiabank since 2024 (serving on the audit committee and as technology committee chair) and Adyen since 2025 (serving on the audit and risk committee). Mr. Van Wyk is also Chairman of OpenCoreOS and chairman of the Board of the Banking Industry Architecture Network (“BIAN”), a nonprofit that seeks to establish a common architecture framework for enabling banking interoperability. Mr. Van Wyk received a B.A. degree in Business Management and Accounting from Central University of Iowa and was awarded an honorary Doctorate of Public Service from Central College in 2019 and is a Certified Public Accountant, Certified Internal Auditor and a Series 27 Financial/Operations Principal.
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
Item 11. Executive Compensation
We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Board of Directors and Committees,” “Compensation Discussion and Analysis,” “Report of the Management Development and Compensation Committee” (which report shall be deemed furnished with this Form 10-K, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934), “Executive Compensation,” “Application of Clawback Policy to Correction of Accounting Error” and possibly elsewhere therein. That information is incorporated into this Item 11 by reference.
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

1. Financial Statements (see Item 8. Financial Statements and Supplementary Data)

Report of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule I—Summary of Investments—Other Than Investments in Related Parties

Schedule II—Condensed Financial Information of Registrant (Parent Company Only)

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

Number	Description
4.11	Description of the Company’s Capital Stock (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 7, 2024)

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

10.23§	Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 6, 2005)

10.23.1§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.23.2§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.38.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.24§
Amended and Restated Genworth Financial, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.25§
Amended and Restated Genworth Financial, Inc. Retirement and Savings Restoration Plan (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

10.26§	Amended and Restated Genworth Financial, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015)

Number	Description
10.27§	2018 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2019)

10.28§	Amended and Restated Genworth Financial, Inc. Leadership Life Insurance Plan (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

10.29§	2021 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2021)

10.30§	Amended and Restated Genworth Financial, Inc. 2014 Change of Control Plan (filed herewith)

10.31§	Amended and Restated Genworth Financial, Inc. Senior Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2022)

10.32§	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2021)

10.33§
Form of 2023-2025 Restricted Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2023)

10.34§
Form of 2023-2025 Performance Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended March 31, 2023)

10.35§
Form of 2023 Director Restricted Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2023)

10.36§	Genworth Financial, Inc. Split-Dollar Leadership Life Insurance Plan (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.37§
Amended and Restated Indemnification Agreement, dated as of February 26, 2024, by and between Genworth Financial, Inc. and Rohit Gupta (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.38§
Form of 2024-2026 Restricted Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2024)

10.39§
Form of 2024-2026 Performance Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2024)

10.40§
Form of 2025-2027 Restricted Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2025)

10.41§
Form of 2025-2027 Performance Stock Unit Award Agreement under the 2021 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2025)

10.42§	2025 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2025)

19.1	Genworth Financial, Inc. Insider Trading Policy (filed herewith)

19.2	Genworth Financial, Inc. Policy Relating to Open Market Securities Repurchases and Compliance with Insider Trading Securities Laws (filed herewith)

21	Subsidiaries of the registrant (filed herewith)

23	Consent of KPMG LLP (filed herewith)

Number	Description

24	Powers of Attorney (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Thomas J. McInerney (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Jerome T. Upton (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Jerome T. Upton (filed herewith)

97	Genworth Financial, Inc. Incentive-Based Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

97.2	Genworth Financial, Inc. Supplemental Discretionary Clawback Policy (filed herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL
_____________
§Management contract or compensatory plan or arrangement.
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
Dated: February 27, 2026

GENWORTH FINANCIAL, INC.

By:	/s/ Thomas J. McInerney
Name:	Thomas J. McInerney
Title:	President and Chief Executive Officer; Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Dated: February 27, 2026

/s/ Thomas J. McInerney	President and Chief Executive Officer; Director
Thomas J. McInerney	(Principal Executive Officer)

/s/ Jerome T. Upton	Executive Vice President and Chief Financial Officer
Jerome T. Upton	(Principal Financial Officer)

/s/ Darren W. Woodell	Vice President and Controller
Darren W. Woodell	(Principal Accounting Officer)

*	Director
G. Kent Conrad

*	Director
Karen E. Dyson

*	Director
Jill R. Goodman

*	Director
Howard D. Mills, III

*	Director
Robert P. Restrepo Jr.

*	Director
Elaine A. Sarsynski

*	Director
Ramsey D. Smith

*	Director
Steven C. Van Wyk

*	Director
Melina E. Higgins

*By	/s/ Thomas J. McInerney
Thomas J. McInerney Attorney-in-Fact