Form 10-Q
period 2026-03-31
GENWORTH FINANCIAL INC
filed 2026-05-06
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, 383,009,256 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value and share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $48,192 and $48,150, respectively, and allowance for credit losses of $23 as of each period)	$45,095	$45,762
Equity securities, at fair value	544	555
Commercial mortgage loans	6,351	6,363
Less: Allowance for credit losses	(58)	(59)
Commercial mortgage loans, net	6,293	6,304
Policy loans	2,301	2,297
Limited partnerships	3,528	3,484
Other invested assets	770	770
Total investments	58,531	59,172
Cash, cash equivalents and restricted cash	2,120	2,036
Accrued investment income	633	603
Deferred acquisition costs	1,540	1,586
Intangible assets and goodwill	199	198
Reinsurance recoverable	17,394	17,860
Less: Allowance for credit losses	(21)	(23)
Reinsurance recoverable, net	17,373	17,837
Other assets	468	418
Deferred tax asset	1,761	1,800
Market risk benefit assets	55	64
Separate account assets	4,093	4,369
Total assets	$86,773	$88,083
Liabilities and equity
Liabilities:
Future policy benefits	$54,082	$55,228
Policyholder account balances	13,871	13,843
Market risk benefit liabilities	423	413
Liability for policy and contract claims	743	727
Unearned premiums	85	92
Other liabilities	2,126	2,131
Long-term borrowings	1,509	1,513
Separate account liabilities	4,093	4,369
Total liabilities	76,932	78,316
Commitments and contingencies (Note 16)
Equity:
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 608,477,300 and 607,393,280 shares issued, respectively; 385,207,174 and 391,836,579 shares outstanding, respectively	1	1
Additional paid-in capital	11,873	11,888
Accumulated other comprehensive income (loss)	(1,224)	(1,324)
Retained earnings	1,731	1,684
Treasury stock, at cost (223,270,126 and 215,556,701 shares, respectively)	(3,566)	(3,499)
Total Genworth Financial, Inc.’s stockholders’ equity	8,815	8,750
Noncontrolling interests	1,026	1,017
Total equity	9,841	9,767
Total liabilities and equity	$86,773	$88,083
See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2026	2025
Revenues:
Premiums	$881	$862
Net investment income	766	739
Net investment gains (losses)	(26)	27
Policy fees and other income	156	158
Total revenues	1,777	1,786
Benefits and expenses:
Benefits and other changes in policy reserves	1,224	1,217
Liability remeasurement (gains) losses	44	4
Changes in fair value of market risk benefits and associated hedges	10	18
Interest credited	95	99
Acquisition and operating expenses, net of deferrals	213	236
Amortization of deferred acquisition costs and intangibles	55	60
Interest expense	25	26
Total benefits and expenses	1,666	1,660
Income (loss) from continuing operations before income taxes	111	126
Provision (benefit) for income taxes	31	36
Income (loss) from continuing operations	80	90
Income (loss) from discontinued operations, net of taxes	(1)	(5)
Net income (loss)	79	85
Less: net income (loss) attributable to noncontrolling interests	32	31
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$47	$54
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.12	$0.14
Diluted	$0.12	$0.14
Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.12	$0.13
Diluted	$0.12	$0.13
Weighted-average common shares outstanding:
Basic	388.1	418.3
Diluted	393.7	422.9
See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in millions)
(Unaudited)

	Three months ended March 31,
	2026	2025
Net income (loss)	$79	$85
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(552)	505
Net unrealized gains (losses) on securities with an allowance for credit losses	3	1
Derivatives qualifying as hedges	(7)	43
Change in the discount rate used to measure future policy benefits	649	(319)
Change in instrument-specific credit risk of market risk benefits	—	(1)
Foreign currency translation and other adjustments	(3)	2
Total other comprehensive income (loss)	90	231
Total comprehensive income (loss)	169	316
Less: comprehensive income (loss) attributable to noncontrolling interests	22	41
Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$147	$275
See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)
(Unaudited)

	Three months ended March 31, 2026
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2025	$1	$11,888	$(1,324)	$1,684	$(3,499)	$8,750	$1,017	$9,767
Repurchase of subsidiary shares							(18)	(18)
Comprehensive income (loss):
Net income (loss)				47		47	32	79
Other comprehensive income (loss), net of taxes			100			100	(10)	90
Total comprehensive income (loss)						147	22	169
Treasury stock acquired in connection with share repurchases					(67)	(67)		(67)
Dividends to noncontrolling interests							(6)	(6)
Stock-based compensation expense and exercises and other		(15)				(15)	11	(4)
Balances as of March 31, 2026	$1	$11,873	$(1,224)	$1,731	$(3,566)	$8,815	$1,026	$9,841

	Three months ended March 31, 2025
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2024	$1	$11,875	$(1,643)	$1,462	$(3,251)	$8,444	$937	$9,381
Repurchase of subsidiary shares							(12)	(12)
Comprehensive income (loss):
Net income (loss)				54		54	31	85
Other comprehensive income (loss), net of taxes			221			221	10	231
Total comprehensive income (loss)						275	41	316
Treasury stock acquired in connection with share repurchases					(46)	(46)		(46)
Dividends to noncontrolling interests							(5)	(5)
Stock-based compensation expense and exercises and other		(13)				(13)	10	(3)
Balances as of March 31, 2025	$1	$11,862	$(1,422)	$1,516	$(3,297)	$8,660	$971	$9,631
See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from (used by) operating activities:
Net income (loss)	$79	$85
Less (income) loss from discontinued operations, net of taxes	1	5
Adjustments to reconcile net income (loss) to net cash from (used by) operating activities:
Amortization of fixed maturity securities discounts and premiums	(31)	(32)
Net investment (gains) losses	26	(27)
Changes in fair value of market risk benefits and associated hedges	10	18
Charges assessed to policyholders	(133)	(138)
Amortization of deferred acquisition costs and intangibles	55	60
Deferred income taxes	23	2
Derivative instruments, limited partnerships and other	(40)	(27)
Long-term incentive compensation expense	15	11
Change in certain assets and liabilities:
Accrued investment income and other assets	(75)	(47)
Insurance reserves	220	149
Current tax liabilities	8	34
Other liabilities, policy and contract claims and other policy-related balances	(66)	(59)
Cash from (used by) operating activities—discontinued operations	(1)	—
Net cash from (used by) operating activities	91	34
Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	765	639
Commercial mortgage loans	147	202
Limited partnerships and other invested assets	65	50
Proceeds from sales of investments:
Fixed maturity and equity securities	340	334
Purchases and originations of investments:
Fixed maturity and equity securities	(1,059)	(1,017)
Commercial mortgage loans	(132)	(107)
Limited partnerships and other invested assets	(127)	(109)
Short-term investments, net	8	—
Policy loans, net	—	1
Other	(12)	(7)
Net cash from (used by) investing activities	(5)	(14)
Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	292	129
Withdrawals from universal life and investment contracts	(197)	(221)
Repayment and repurchase of long-term debt	(5)	—
Repurchase of subsidiary shares	(18)	(12)
Treasury stock acquired in connection with share repurchases	(67)	(45)
Dividends paid to noncontrolling interests	(6)	(5)
Other, net	(1)	(23)
Net cash from (used by) financing activities	(2)	(177)
Net change in cash, cash equivalents and restricted cash	84	(157)
Cash, cash equivalents and restricted cash at beginning of period	2,036	2,048
Cash, cash equivalents and restricted cash at end of period	$2,120	$1,891
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
We manage our business through the following two reportable segments:
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
•Closed Block. We service a variety of protection and retirement income products that were previously sold through Genworth Life Insurance Company (“GLIC”) and its subsidiaries, collectively referred to as our “legacy insurance subsidiaries.” Our primary protection products include long-term care and life insurance. Long-term care insurance products are intended to protect against the significant and escalating costs of long-term care services provided in the insured’s home or assisted living or nursing facilities. Our life insurance products include traditional and non-traditional life insurance (term, universal and term universal life insurance as well as corporate-owned life insurance and funding agreements). Our retirement income products include fixed and variable annuities.
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission. Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2025 Annual Report on Form 10-K.
On September 18, 2025, Genworth Financial announced that its Board of Directors had authorized a share repurchase program under which Genworth Financial may purchase up to $350 million of its outstanding common stock. Under the

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. Pursuant to the program, during the three months ended March 31, 2026, Genworth Financial repurchased 7,713,425 shares of its common stock at an average price of $8.61 per share for a total cost of $67 million, including excise taxes and other costs paid in connection with acquiring the shares. The repurchased shares were recorded at cost and presented as treasury stock in a separate caption in equity in our condensed consolidated balance sheets.
In April 2026, Genworth Financial repurchased 2,197,918 shares of its common stock through a Rule 10b5-1 trading plan at an average price of $8.53 per share, leaving approximately $175 million available for repurchase under the share repurchase program as of April 30, 2026. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
(2) Accounting Changes
Accounting Pronouncements Not Yet Adopted
In September 2025, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to accounting for internal-use software costs. The new guidance modified the cost capitalization threshold by removing project development stages and adding new capitalization considerations. Under the new standard, eligible costs are capitalized when management has authorized and committed funds to the project, and it is probable that the project will be completed and the software will be used for its intended purpose, commonly referred to as “the probable-to-complete threshold.” Additional disclosure will be required of internal-use software and related amortization regardless of how the internal-use software is classified on the balance sheet. This guidance is effective for us for interim and annual reporting periods beginning on January 1, 2028 using the prospective, modified retrospective or retrospective method, with early adoption permitted. We are currently evaluating the impact the guidance may have on our processes, controls and disclosures.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2026	2025
Weighted-average common shares used in basic earnings (loss) per share calculations	388.1	418.3
Potentially dilutive securities:
Performance stock units, restricted stock units and other equity-based awards	5.6	4.6
Weighted-average common shares used in diluted earnings (loss) per share calculations	393.7	422.9
Income (loss) from continuing operations:
Income (loss) from continuing operations	$80	$90
Less: net income (loss) from continuing operations attributable to noncontrolling interests	32	31
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$48	$59
Basic per share	$0.12	$0.14
Diluted per share	$0.12	$0.14
Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$(1)	$(5)
Basic per share	$—	$(0.01)
Diluted per share	$—	$(0.01)
Net income (loss):
Income (loss) from continuing operations	$80	$90
Income (loss) from discontinued operations, net of taxes	(1)	(5)
Net income (loss)	79	85
Less: net income (loss) attributable to noncontrolling interests	32	31
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$47	$54
Basic per share	$0.12	$0.13
Diluted per share	$0.12	$0.13

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) Investments
(a)Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2026	2025
Fixed maturity securities—taxable	$556	$559
Equity securities	2	3
Commercial mortgage loans	76	73
Policy loans	38	36
Limited partnerships	38	8
Other invested assets (1)	60	61
Cash, cash equivalents, restricted cash and short-term investments	19	22
Gross investment income before expenses and fees	789	762
Expenses and fees	(23)	(23)
Net investment income	$766	$739
_____________
(1)Includes amounts related to derivative instruments. See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(b)Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2026	2025
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$6	$4
Realized losses	(27)	(8)
Net realized gains (losses) on available-for-sale fixed maturity securities	(21)	(4)
Net realized gains (losses) on equity securities sold	—	1
Total net realized investment gains (losses)	(21)	(3)
Net change in allowance for credit losses on available-for-sale fixed maturity securities	—	(4)
Net unrealized gains (losses) on equity securities still held	(19)	(14)
Net unrealized gains (losses) on limited partnerships	3	38
Commercial mortgage loans	1	3
Derivative instruments (1)	11	6
Other	(1)	1
Net investment gains (losses)	$(26)	$27
_____________________
(1)See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

See Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale fixed maturity securities. The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity securities as of and for the three months ended March 31, 2026:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
Non-U.S. government	$2	$—	$4	$—	$—	$—	$—	$6
U.S. corporate	8	—	2	—	—	—	—	10
Non-U.S. corporate	9	—	(2)	(3)	—	—	—	4
Commercial mortgage-backed	4	—	(1)	—	—	—	—	3
Total available-for-sale fixed maturity securities	$23	$—	$3	$(3)	$—	$—	$—	$23
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(c)Unrealized Investment Gains and Losses
Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	March 31, 2026	December 31, 2025
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses	$(3,068)	$(2,356)
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses	(6)	(9)
Adjustments to policyholder contract balances	77	66
Income taxes, net	456	307
Net unrealized investment gains (losses)	(2,541)	(1,992)
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	(15)	(5)
Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(2,526)	$(1,987)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the three months ended March 31:

(Amounts in millions)	2026	2025
Beginning balance	$(1,987)	$(3,156)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	(730)	649
Adjustments to policyholder contract balances	11	(10)
(Provision) benefit for income taxes	153	(136)
Change in unrealized gains (losses) on investment securities	(566)	503
Reclassification adjustments to net investment (gains) losses (1)	17	3
Change in net unrealized investment gains (losses)	(549)	506
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(10)	10
Ending balance	$(2,526)	$(2,660)
_____________
(1)Net of taxes of $(4) million and $(1) million during the three months ended March 31, 2026 and 2025, respectively.
Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(d)Fixed Maturity Securities
As of March 31, 2026, the amortized cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,967	$50	$(401)	$—	$3,616
State and political subdivisions	2,336	15	(265)	—	2,086
Non-U.S. government	1,276	19	(98)	(6)	1,191
U.S. corporate:
Utilities	4,848	64	(426)	(3)	4,483
Energy	2,506	57	(138)	—	2,425
Finance and insurance	7,434	68	(580)	—	6,922
Consumer—non-cyclical	4,630	72	(342)	(6)	4,354
Technology and communications	2,871	43	(294)	—	2,620
Industrial	986	9	(99)	(1)	895
Capital goods	2,353	46	(126)	—	2,273
Consumer—cyclical	1,286	14	(81)	—	1,219
Transportation	1,113	31	(87)	—	1,057
Other	274	2	(15)	—	261
Total U.S. corporate	28,301	406	(2,188)	(10)	26,509
Non-U.S. corporate:
Utilities	635	2	(38)	—	599
Energy	935	21	(37)	(4)	915
Finance and insurance	1,760	30	(90)	—	1,700
Consumer—non-cyclical	619	4	(73)	—	550
Technology and communications	772	6	(72)	—	706
Industrial	761	12	(32)	—	741
Capital goods	713	6	(33)	—	686
Consumer—cyclical	231	1	(11)	—	221
Transportation	504	11	(24)	—	491
Other	447	9	(20)	—	436
Total non-U.S. corporate	7,377	102	(430)	(4)	7,045
Residential mortgage-backed	1,089	12	(37)	—	1,064
Commercial mortgage-backed	1,596	2	(237)	(3)	1,358
Other asset-backed	2,250	9	(33)	—	2,226
Total available-for-sale fixed maturity securities	$48,192	$615	$(3,689)	$(23)	$45,095

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of March 31, 2026:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$495	$(12)	37	$1,662	$(389)	60	$2,157	$(401)	97
State and political subdivisions	136	(4)	34	1,458	(261)	248	1,594	(265)	282
Non-U.S. government	348	(11)	109	365	(86)	52	713	(97)	161
U.S. corporate	4,053	(98)	905	13,471	(2,085)	1,858	17,524	(2,183)	2,763
Non-U.S. corporate	1,301	(22)	245	3,270	(408)	409	4,571	(430)	654
Residential mortgage-backed	149	(2)	64	350	(35)	123	499	(37)	187
Commercial mortgage-backed	136	(2)	38	1,098	(235)	163	1,234	(237)	201
Other asset-backed	726	(4)	158	539	(29)	110	1,265	(33)	268
Total for fixed maturity securities in an unrealized loss position	$7,344	$(155)	1,590	$22,213	$(3,528)	3,023	$29,557	$(3,683)	4,613
% Below cost:
<20% Below cost	$7,317	$(142)	1,581	$17,770	$(1,928)	2,395	$25,087	$(2,070)	3,976
20%-50% Below cost	27	(13)	9	4,443	(1,600)	628	4,470	(1,613)	637
Total for fixed maturity securities in an unrealized loss position	$7,344	$(155)	1,590	$22,213	$(3,528)	3,023	$29,557	$(3,683)	4,613
Investment grade	$7,127	$(142)	1,534	$21,688	$(3,462)	2,947	$28,815	$(3,604)	4,481
Below investment grade	217	(13)	56	525	(66)	76	742	(79)	132
Total for fixed maturity securities in an unrealized loss position	$7,344	$(155)	1,590	$22,213	$(3,528)	3,023	$29,557	$(3,683)	4,613

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual investment securities had been in a continuous unrealized loss position, based on industry, as of March 31, 2026:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$771	$(15)	146	$2,025	$(411)	313	$2,796	$(426)	459
Energy	281	(6)	77	991	(132)	132	1,272	(138)	209
Finance and insurance	1,118	(21)	253	3,971	(559)	525	5,089	(580)	778
Consumer—non-cyclical	561	(12)	132	2,259	(330)	285	2,820	(342)	417
Technology and communications	410	(18)	98	1,564	(276)	206	1,974	(294)	304
Industrial	110	(3)	30	545	(91)	83	655	(94)	113
Capital goods	397	(8)	87	916	(118)	128	1,313	(126)	215
Consumer—cyclical	210	(3)	46	645	(78)	99	855	(81)	145
Transportation	195	(12)	36	441	(75)	71	636	(87)	107
Other	—	—	—	114	(15)	16	114	(15)	16
Subtotal, U.S. corporate securities	4,053	(98)	905	13,471	(2,085)	1,858	17,524	(2,183)	2,763
Non-U.S. corporate:
Utilities	143	(1)	24	359	(37)	41	502	(38)	65
Energy	173	(2)	31	328	(35)	37	501	(37)	68
Finance and insurance	344	(6)	62	726	(84)	95	1,070	(90)	157
Consumer—non-cyclical	77	(2)	25	376	(71)	43	453	(73)	68
Technology and communications	97	(3)	25	428	(69)	51	525	(72)	76
Industrial	129	(2)	25	237	(30)	34	366	(32)	59
Capital goods	117	(1)	20	326	(32)	43	443	(33)	63
Consumer—cyclical	64	(2)	9	98	(9)	13	162	(11)	22
Transportation	95	(2)	11	225	(22)	28	320	(24)	39
Other	62	(1)	13	167	(19)	24	229	(20)	37
Subtotal, non-U.S. corporate securities	1,301	(22)	245	3,270	(408)	409	4,571	(430)	654
Total for corporate securities in an unrealized loss position	$5,354	$(120)	1,150	$16,741	$(2,493)	2,267	$22,095	$(2,613)	3,417
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The scheduled maturity distribution of fixed maturity securities as of March 31, 2026 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost	Fair value
Due one year or less	$1,714	$1,711
Due after one year through five years	8,621	8,429
Due after five years through ten years	10,793	10,675
Due after ten years	22,129	19,632
Subtotal	43,257	40,447
Residential mortgage-backed	1,089	1,064
Commercial mortgage-backed	1,596	1,358
Other asset-backed	2,250	2,226
Total	$48,192	$45,095
As of March 31, 2026, securities issued by finance and insurance, utilities and consumer—non-cyclical industry groups represented approximately 26%, 15% and 14%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of March 31, 2026, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
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
We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	March 31, 2026		December 31, 2025
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,629	42%	$2,642	42%
Industrial	1,464	23	1,454	23
Office	1,266	20	1,292	20
Apartments	516	8	514	8
Mixed use	338	5	323	5
Other	138	2	138	2
Subtotal	6,351	100%	6,363	100%
Allowance for credit losses	(58)		(59)
Total	$6,293		$6,304

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2026		December 31, 2025
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,742	28%	$1,733	27%
Pacific	1,135	18	1,167	19
Mountain	1,012	16	997	16
Middle Atlantic	843	13	845	13
West South Central	496	8	504	8
East North Central	443	7	424	7
West North Central	332	5	339	5
East South Central	200	3	202	3
New England	148	2	152	2
Subtotal	6,351	100%	6,363	100%
Allowance for credit losses	(58)		(59)
Total	$6,293		$6,304
As of March 31, 2026 and December 31, 2025, we had one commercial mortgage loan in the office property type with an amortized cost of $6 million that was more than 90 days past due and on non-accrual status. This loan did not have an allowance for credit losses as of December 31, 2025. As of March 31, 2026, we had two commercial mortgage loans in the industrial property type with an aggregate amortized cost of $1 million that were more than 90 days past due. The collection of principal and interest on these loans is probable; therefore, they were not placed on non-accrual status as of March 31, 2026. As of December 31, 2025, these loans had an aggregate amortized cost of $3 million and were 31 to 60 days past due. For a discussion of our policy related to placing commercial mortgage loans on non-accrual status, see Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.

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
We did not have any loan modifications or extensions associated with borrowers experiencing financial difficulty that resulted in the consideration of whether to establish a new loan or to continue accounting for the modification or extension under the existing loan during the three months ended March 31, 2026 and 2025. As of March 31, 2026, all loans modified during the 12 months prior remained current.
The following table sets forth the allowance for credit losses related to commercial mortgage loans as of and for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2026	2025
Allowance for credit losses:
Beginning balance	$59	$39
Provision	(1)	(3)
Write-offs	—	—
Recoveries	—	—
Ending balance	$58	$36

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
The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of March 31, 2026:

(Amounts in millions)	2026	2025	2024	2023	2022	2021 and prior	Total
Debt-to-value:
0% - 50%	$14	$102	$32	$83	$128	$1,979	$2,338
51% - 60%	16	99	55	38	208	844	1,260
61% - 75%	104	407	106	138	464	1,270	2,489
76% - 100%	—	—	—	—	42	191	233
Greater than 100%	—	—	—	—	—	31	31
Total amortized cost	$134	$608	$193	$259	$842	$4,315	$6,351
Debt service coverage ratio:
Less than 1.00	$—	$—	$—	$—	$34	$267	$301
1.00 - 1.25	5	43	16	11	41	309	425
1.26 - 1.50	73	258	76	96	118	550	1,171
1.51 - 2.00	34	178	68	76	390	1,432	2,178
Greater than 2.00	22	129	33	76	259	1,757	2,276
Total amortized cost	$134	$608	$193	$259	$842	$4,315	$6,351

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth the debt-to-value of commercial mortgage loans by property type as of the dates indicated:

	March 31, 2026
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$1,134	$584	$906	$5	$—	$2,629
Industrial	598	260	606	—	—	1,464
Office	260	225	565	210	6	1,266
Apartments	208	126	182	—	—	516
Mixed use	68	53	177	15	25	338
Other	70	12	53	3	—	138
Total amortized cost	$2,338	$1,260	$2,489	$233	$31	$6,351
% of total	37%	20%	39%	4%	—%	100%
Weighted-average debt service coverage ratio	2.50	1.88	1.52	1.16	0.75	1.94

	December 31, 2025
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$1,168	$576	$893	$5	$—	$2,642
Industrial	615	255	584	—	—	1,454
Office	261	224	586	215	6	1,292
Apartments	211	127	176	—	—	514
Mixed use	69	54	148	27	25	323
Other	72	25	37	4	—	138
Total amortized cost	$2,396	$1,261	$2,424	$251	$31	$6,363
% of total	38%	20%	38%	4%	—%	100%
Weighted-average debt service coverage ratio	2.50	1.87	1.54	1.05	0.90	1.94

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	March 31, 2026
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$27	$97	$510	$1,105	$890	$2,629
Industrial	43	61	303	424	633	1,464
Office	167	184	199	323	393	1,266
Apartments	16	32	92	169	207	516
Mixed use	41	40	46	107	104	338
Other	7	11	21	50	49	138
Total amortized cost	$301	$425	$1,171	$2,178	$2,276	$6,351
% of total	5%	7%	18%	34%	36%	100%
Weighted-average debt-to-value	75%	69%	65%	57%	43%	55%

	December 31, 2025
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$27	$93	$515	$1,107	$900	$2,642
Industrial	46	61	276	419	652	1,454
Office	175	187	200	331	399	1,292
Apartments	16	32	87	170	209	514
Mixed use	42	41	27	108	105	323
Other	8	11	16	53	50	138
Total amortized cost	$314	$425	$1,121	$2,188	$2,315	$6,363
% of total	5%	7%	18%	34%	36%	100%
Weighted-average debt-to-value	74%	70%	65%	58%	43%	55%
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	March 31, 2026	December 31, 2025	Balance sheet classification	March 31, 2026	December 31, 2025
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$8	$11	Other liabilities	$797	$849
Foreign currency swaps	Other invested assets	8	4	Other liabilities	3	4
Forward bond purchase commitments	Other invested assets	4	6	Other liabilities	79	71
Total cash flow hedges		20	21		879	924
Total derivatives designated as hedges		20	21		879	924
Derivatives not designated as hedges
Equity index options	Other invested assets	12	18	Other liabilities	—	—
Financial futures (1)	Other invested assets	—	—	Other liabilities	—	—
Forward bond purchase commitments	Other invested assets	—	—	Other liabilities	37	36
Foreign currency forward contracts	Other invested assets	—	—	Other liabilities	6	17
Fixed indexed annuity embedded derivatives	Other assets	—	—	Policyholder account balances (2)	130	138
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (3)	13	14
Total derivatives not designated as hedges		12	18		186	205
Total derivatives		$32	$39		$1,065	$1,129
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

(Notional in millions)	Measurement	December 31, 2025	Additions	Maturities/ terminations	March 31, 2026
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,058	$—	$(324)	$7,734
Foreign currency swaps	Notional	156	—	—	156
Forward bond purchase commitments	Notional	2,964	106	—	3,070
Total cash flow hedges		11,178	106	(324)	10,960
Total derivatives designated as hedges		11,178	106	(324)	10,960
Derivatives not designated as hedges
Equity index options	Notional	503	110	(145)	468
Financial futures	Notional	989	1,236	(1,339)	886
Forward bond purchase commitments	Notional	500	—	—	500
Foreign currency forward contracts	Notional	521	519	(521)	519
Total derivatives not designated as hedges		2,513	1,865	(2,005)	2,373
Total derivatives		$13,691	$1,971	$(2,329)	$13,333

(Number of policies)	Measurement	December 31, 2025	Additions	Maturities/ terminations	March 31, 2026
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	4,171	—	(169)	4,002
Indexed universal life embedded derivatives	Policies	688	—	—	688
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended March 31, 2026:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$35	$44	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	3	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(1)	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	5	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	(10)	—	Net investment gains (losses)	—	Net investment gains (losses)
Total	$29	$46		$—
The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended March 31, 2025:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$62	$48	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(2)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	36	—	Net investment gains (losses)	—	Net investment gains (losses)
Total	$95	$49		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The change for these designated derivatives reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2026	2025
Beginning balance	$187	$492
Current period increases (decreases) in fair value (1)	23	74
Reclassification to net (income) loss (2)	(30)	(31)
Ending balance	$180	$535
______________
(1)Net of deferred taxes of $(6) million and $(21) million for the three months ended March 31, 2026 and 2025, respectively.
(2)Net of deferred taxes of $16 million and $18 million for the three months ended March 31, 2026 and 2025, respectively.
The total balance in accumulated other comprehensive income (loss) from derivatives designated as cash flow hedges of $180 million, net of taxes, recorded in stockholders’ equity as of March 31, 2026 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $110 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the three months ended March 31, 2026 and 2025, we reclassified $2 million and $1 million, respectively, to net income (loss) in connection with forecasted transactions that were no longer considered reasonably possible of occurring.
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
The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended March 31,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2026	2025
Equity index options	$(3)	$(4)	Net investment gains (losses)
Financial futures	6	33	Changes in fair value of market risk benefits and associated hedges
Forward bond purchase commitments	(1)	4	Net investment gains (losses)
Foreign currency forward contracts	10	—	Net investment gains (losses)
Fixed indexed annuity embedded derivatives	2	4	Net investment gains (losses)
Indexed universal life embedded derivatives	—	1	Net investment gains (losses)
Total derivatives not designated as hedges	$14	$38

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	March 31, 2026			December 31, 2025
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$32	$922	$(890)	$39	$977	$(938)
Gross amounts offset in the balance sheet	—	—	—	—	—	—
Net amounts presented in the balance sheet	32	922	(890)	39	977	(938)
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(23)	(23)	—	(21)	(21)	—
Collateral received	(3)	—	(3)	(17)	—	(17)
Collateral pledged	—	(1,288)	1,288	—	(1,717)	1,717
Over collateralization	—	395	(395)	4	778	(774)
Net amount	$6	$6	$—	$5	$17	$(12)
______________
(1)Does not include amounts related to embedded derivatives as of March 31, 2026 and December 31, 2025.
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
For certain private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placements with the public bonds, price caps, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs, leading to a classification of Level 2. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of March 31, 2026.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Level 2 measurements
Fixed maturity securities
•Third-party pricing services: In estimating the fair value of fixed maturity securities, 88% of our portfolio was priced using pricing services as of March 31, 2026. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of March 31, 2026:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$3,616	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,086	Multi-dimensional attribute-based modeling systems, exchanges for the bond or comparable liquid bonds	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$1,176	Price quotes from market makers, spread priced to benchmark curves, matrix pricing	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$22,854	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$5,530	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$1,062	OAS-based models, single factor binomial models, internally priced, pay-up to the to be announced price	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$1,338	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swap curves, TRACE reports

Other asset-backed	$1,865	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•Internal models: A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,767 million and $778 million, respectively, as of March 31, 2026. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Equity securities. The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.
Short-term investments. The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Fixed maturity securities
•Third-party pricing services: A portion of our non-U.S. government, U.S. corporate, non-U.S. corporate and other asset-backed securities are valued using pricing services. These pricing services utilize income-based approaches and internally generated models as part of the valuation processes. Pricing services utilized for valuation are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by pricing services was $248 million as of March 31, 2026.
•Broker quotes: A portion of our non-U.S. government, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $170 million as of March 31, 2026.
•Internal models: A portion of our U.S. corporate, non-U.S. corporate and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which can include significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $2,605 million as of March 31, 2026.
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
Equity index options. We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of March 31, 2026, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
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
Fixed indexed annuity and indexed universal life embedded derivatives. We have fixed indexed annuity and indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of March 31, 2026, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
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
Fixed indexed annuities
The valuation of fixed indexed annuities MRBs, which includes GMWB features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our fixed indexed annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the fixed indexed annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. As a result of our assumptions for GMWB utilization, expected future interest credited and non-performance risk being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases or GMWB utilization increases, the value of our fixed indexed annuities MRB liability will increase. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of March 31, 2026, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 11 for additional details related to the changes in the fair value measurement of fixed indexed annuities MRBs as of March 31, 2026 and December 31, 2025.
Variable annuities
The valuation of our variable annuities MRBs, which includes GMWB, GMDB and GPAF features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, interest rates, equity index and fund correlation and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our variable annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the variable annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. We classify the variable annuities MRBs valuation as Level 3 based on having significant unobservable inputs, with policyholder behavior (GMWB utilization and lapses), equity index volatility and non-performance risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the variable annuities MRBs will increase. An increase in our lapse assumption would decrease the fair value of the variable annuities MRBs, whereas an increase in our GMWB utilization rate would increase the fair value. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of March 31, 2026, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 11 for additional details related to the changes in the fair value measurement of variable annuities MRBs as of March 31, 2026 and December 31, 2025.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2026
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,616	$—	$3,616	$—	$
State and political subdivisions	2,086	—	2,086	—
Non-U.S. government	1,191	—	1,176	15
U.S. corporate:
Utilities	4,483	—	3,490	993
Energy	2,425	—	2,404	21
Finance and insurance	6,922	—	6,318	604
Consumer—non-cyclical	4,354	—	4,320	34
Technology and communications	2,620	—	2,610	10
Industrial	895	—	878	17
Capital goods	2,273	—	2,237	36
Consumer—cyclical	1,219	—	1,177	42
Transportation	1,057	—	1,044	13
Other	261	—	143	118
Total U.S. corporate	26,509	—	24,621	1,888
Non-U.S. corporate:
Utilities	599	—	372	227
Energy	915	—	807	108
Finance and insurance	1,700	—	1,678	22
Consumer—non-cyclical	550	—	533	17
Technology and communications	706	—	697	9
Industrial	741	—	627	114
Capital goods	686	—	623	63
Consumer—cyclical	221	—	196	25
Transportation	491	—	413	78
Other	436	—	362	74
Total non-U.S. corporate	7,045	—	6,308	737
Residential mortgage-backed	1,064	—	1,062	2
Commercial mortgage-backed	1,358	—	1,338	20
Other asset-backed	2,226	—	1,865	361
Total fixed maturity securities	45,095	—	42,072	3,023
Equity securities	544	467	29	48
Limited partnerships	2,843	—	—	20	2,823
Other invested assets:
Derivative assets:
Interest rate swaps	8	—	8	—
Foreign currency swaps	8	—	8	—
Equity index options	12	—	—	12
Forward bond purchase commitments	4	—	—	4
Total derivative assets	32	—	16	16
Short-term investments	29	—	6	23
Total other invested assets	61	—	22	39
Separate account assets	4,093	4,093	—	—
Total assets	$52,636	$4,560	$42,123	$3,130	$2,823
________________
(1)Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2025
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,701	$—	$3,701	$—	$
State and political subdivisions	2,114	—	2,114	—
Non-U.S. government	1,215	—	1,199	16
U.S. corporate:
Utilities	4,515	—	3,511	1,004
Energy	2,452	—	2,431	21
Finance and insurance	7,057	—	6,438	619
Consumer—non-cyclical	4,406	—	4,371	35
Technology and communications	2,749	—	2,731	18
Industrial	954	—	938	16
Capital goods	2,319	—	2,282	37
Consumer—cyclical	1,249	—	1,194	55
Transportation	1,075	—	1,048	27
Other	270	—	145	125
Total U.S. corporate	27,046	—	25,089	1,957
Non-U.S. corporate:
Utilities	637	—	400	237
Energy	944	—	837	107
Finance and insurance	1,719	—	1,697	22
Consumer—non-cyclical	557	—	541	16
Technology and communications	689	—	680	9
Industrial	761	—	645	116
Capital goods	692	—	628	64
Consumer—cyclical	250	—	226	24
Transportation	485	—	406	79
Other	457	—	382	75
Total non-U.S. corporate	7,191	—	6,442	749
Residential mortgage-backed	1,100	—	1,097	3
Commercial mortgage-backed	1,309	—	1,290	19
Other asset-backed	2,086	—	1,759	327
Total fixed maturity securities	45,762	—	42,691	3,071
Equity securities	555	485	29	41
Limited partnerships	2,784	—	—	16	2,768
Other invested assets:
Derivative assets:
Interest rate swaps	11	—	11	—
Foreign currency swaps	4	—	4	—
Equity index options	18	—	—	18
Forward bond purchase commitments	6	—	—	6
Total derivative assets	39	—	15	24
Short-term investments	37	—	14	23
Total other invested assets	76	—	29	47
Separate account assets	4,369	4,369	—	—
Total assets	$53,546	$4,854	$42,749	$3,175	$2,768
_________________
(1)Limited partnerships that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the periods indicated:

	Beginning balance as of January 1, 2026	Total realized and unrealized gains (losses)								Ending balance as of March 31, 2026	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
Non-U.S. government	$16	$—	$(1)	$—	$—	$—	$—	$—	$—	$15	$—	$(1)
U.S. corporate:
Utilities	1,004	—	(18)	29	—	—	—	—	(22)	993	—	(17)
Energy	21	—	—	—	—	—	—	—	—	21	—	—
Finance and insurance	619	—	(10)	3	—	—	(8)	—	—	604	—	(10)
Consumer—non-cyclical	35	—	—	—	—	—	(1)	—	—	34	—	—
Technology and communications	18	—	(1)	—	—	—	(7)	—	—	10	—	—
Industrial	16	1	—	—	—	—	—	—	—	17	1	—
Capital goods	37	—	(1)	—	—	—	—	—	—	36	—	(1)
Consumer—cyclical	55	—	(1)	—	—	—	(2)	—	(10)	42	—	—
Transportation	27	—	—	—	—	—	(1)	—	(13)	13	—	—
Other	125	—	(2)	—	—	—	(5)	—	—	118	—	(2)
Total U.S. corporate	1,957	1	(33)	32	—	—	(24)	—	(45)	1,888	1	(30)
Non-U.S. corporate:
Utilities	237	—	—	—	—	—	(10)	—	—	227	—	(3)
Energy	107	—	(1)	2	—	—	—	—	—	108	—	(1)
Finance and insurance	22	—	—	—	—	—	—	—	—	22	—	—
Consumer—non-cyclical	16	—	—	1	—	—	—	—	—	17	—	—
Technology and communications	9	—	—	—	—	—	—	—	—	9	—	—
Industrial	116	—	(2)	—	—	—	—	—	—	114	—	(2)
Capital goods	64	—	(1)	—	—	—	—	—	—	63	—	(1)
Consumer—cyclical	24	—	—	1	—	—	—	—	—	25	—	—
Transportation	79	—	(1)	—	—	—	—	—	—	78	—	(1)
Other	75	—	(1)	—	—	—	—	—	—	74	—	(1)
Total non-U.S. corporate	749	—	(6)	4	—	—	(10)	—	—	737	—	(9)
Residential mortgage-backed	3	—	—	—	—	—	—	—	(1)	2	—	—
Commercial mortgage-backed	19	—	1	—	—	—	—	—	—	20	—	1
Other asset-backed	327	—	(1)	29	—	—	(4)	20	(10)	361	—	(1)
Total fixed maturity securities	3,071	1	(40)	65	—	—	(38)	20	(56)	3,023	1	(40)
Equity securities	41	—	—	7	—	—	—	—	—	48	—	—
Limited partnerships	16	1	—	3	—	—	—	—	—	20	1	—
Other invested assets:
Derivative assets:
Equity index options	18	(3)	—	3	—	—	(6)	—	—	12	(3)	—
Forward bond purchase commitments	6	—	(2)	—	—	—	—	—	—	4	—	(2)
Total derivative assets	24	(3)	(2)	3	—	—	(6)	—	—	16	(3)	(2)
Short-term investments	23	—	—	—	—	—	—	—	—	23	—	—
Total other invested assets	47	(3)	(2)	3	—	—	(6)	—	—	39	(3)	(2)
Total Level 3 assets	$3,175	$(1)	$(42)	$78	$—	$—	$(44)	$20	$(56)	$3,130	$(1)	$(42)
_______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2025	Total realized and unrealized gains (losses)								Ending balance as of March 31, 2025	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
Non-U.S. government	$13	$—	$1	$1	$—	$—	$—	$—	$—	$15	$—	$1
U.S. corporate:
Utilities	845	—	4	16	—	—	(3)	—	—	862	—	4
Energy	21	—	—	—	—	—	—	—	—	21	—	—
Finance and insurance	688	—	9	25	—	—	(23)	—	(32)	667	—	8
Consumer—non-cyclical	63	—	1	—	—	—	(15)	—	—	49	—	1
Technology and communications	12	—	—	—	—	—	—	5	—	17	—	—
Industrial	15	—	—	—	—	—	—	—	—	15	—	—
Capital goods	43	—	1	—	—	—	—	—	—	44	—	1
Consumer—cyclical	99	—	2	8	—	—	(2)	—	—	107	—	2
Transportation	31	—	—	—	—	—	(2)	—	—	29	—	—
Other	133	—	—	—	—	—	(5)	—	—	128	—	—
Total U.S. corporate	1,950	—	17	49	—	—	(50)	5	(32)	1,939	—	16
Non-U.S. corporate:
Utilities	282	—	3	—	—	—	—	—	—	285	—	3
Energy	116	—	(1)	—	—	—	—	—	—	115	—	(1)
Finance and insurance	21	—	—	—	—	—	—	—	—	21	—	—
Consumer—non-cyclical	39	—	—	—	—	—	(8)	—	—	31	—	—
Technology and communications	17	—	—	—	—	—	—	—	—	17	—	—
Industrial	67	—	2	—	—	—	—	40	—	109	—	2
Capital goods	47	—	—	—	—	—	—	—	—	47	—	—
Transportation	35	—	—	—	—	—	—	—	—	35	—	—
Other	51	—	1	12	—	—	—	—	—	64	—	1
Total non-U.S. corporate	675	—	5	12	—	—	(8)	40	—	724	—	5
Residential mortgage-backed	2	—	—	—	—	—	—	—	—	2	—	—
Commercial mortgage-backed	11	—	—	—	—	—	—	—	—	11	—	—
Other asset-backed	142	—	—	48	—	—	(5)	—	—	185	—	—
Total fixed maturity securities	2,793	—	23	110	—	—	(63)	45	(32)	2,876	—	22
Equity securities	44	—	—	—	(1)	—	—	—	—	43	—	—
Limited partnerships	19	(1)	—	—	—	—	—	—	—	18	(1)	—
Other invested assets:
Derivative assets:
Equity index options	19	(4)	—	3	—	—	(6)	—	—	12	(4)	—
Forward bond purchase commitments	6	—	13	—	—	—	—	—	—	19	—	13
Total derivative assets	25	(4)	13	3	—	—	(6)	—	—	31	(4)	13
Total other invested assets	25	(4)	13	3	—	—	(6)	—	—	31	(4)	13
Total Level 3 assets	$2,881	$(5)	$36	$113	$(1)	$—	$(69)	$45	$(32)	$2,968	$(5)	$35
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related condensed consolidated statements of operations line item in which these gains and losses were presented for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2026	2025
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$1	$—
Net investment gains (losses)	(2)	(5)
Total	$(1)	$(5)
Total gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$1	$—
Net investment gains (losses)	(2)	(5)
Total	$(1)	$(5)
The amount presented for net investment income relates to fixed maturity securities and primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2026:

(Amounts in millions)	Fair value	Unobservable input	Range	Weighted-average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	$949	Credit spreads	63bps - 229bps	128bps
Energy	21	Credit spreads	126bps - 170bps	150bps
Finance and insurance	586	Credit spreads	14bps - 246bps	151bps
Consumer—non-cyclical	34	Credit spreads	77bps - 220bps	125bps
Technology and communications	10	Credit spreads	88bps - 181bps	136bps
Industrial	17	Credit spreads	88bps - 170bps	117bps
Capital goods	36	Credit spreads	126bps - 141bps	132bps
Consumer—cyclical	40	Credit spreads	110bps - 136bps	130bps
Transportation	13	Credit spreads	52bps - 159bps	130bps
Other	71	Credit spreads	88bps - 147bps	105bps
Total U.S. corporate	$1,777	Credit spreads	14bps - 246bps	135bps
Non-U.S. corporate:
Utilities	$226	Credit spreads	86bps - 244bps	119bps
Energy	97	Credit spreads	91bps - 170bps	118bps
Finance and insurance	22	Credit spreads	115bps - 139bps	124bps
Consumer—non-cyclical	14	Credit spreads	98bps - 148bps	107bps
Technology and communications	9	Credit spreads	88bps	Not applicable
Industrial	114	Credit spreads	102bps - 180bps	123bps
Capital goods	57	Credit spreads	126bps - 196bps	148bps
Consumer—cyclical	22	Credit spreads	132bps	Not applicable
Transportation	77	Credit spreads	102bps - 170bps	129bps
Other	61	Credit spreads	63bps - 126bps	105bps
Total non-U.S. corporate	$699	Credit spreads	63bps - 244bps	121bps
Derivative assets:
Equity index options	$12	Equity index volatility	13% - 45%	32%
Forward bond purchase commitments	$4	Counterparty financing spreads	11bps - 44bps	23bps
Other assets (2)	$101	Lapse rate	2% - 9%	5%
		Non-performance risk (counterparty credit risk)	42bps - 83bps	69bps
		Equity index volatility	19% - 28%	24%
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2026
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$130	$—	$—	$130
Indexed universal life embedded derivatives	13	—	—	13
Total policyholder account balances	143	—	—	143
Derivative liabilities:
Interest rate swaps	797	—	797	—
Foreign currency swaps	3	—	3	—
Forward bond purchase commitments	116	—	—	116
Foreign currency forward contracts	6	—	6	—
Total derivative liabilities	922	—	806	116
Total liabilities	$1,065	$—	$806	$259

	December 31, 2025
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$138	$—	$—	$138
Indexed universal life embedded derivatives	14	—	—	14
Total policyholder account balances	152	—	—	152
Derivative liabilities:
Interest rate swaps	849	—	849	—
Foreign currency swaps	4	—	4	—
Forward bond purchase commitments	107	—	—	107
Foreign currency forward contracts	17	—	17	—
Total derivative liabilities	977	—	870	107
Total liabilities	$1,129	$—	$870	$259

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the periods indicated:

	Beginning balance as of January 1, 2026	Total realized and unrealized (gains) losses								Ending balance as of March 31, 2026	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income) loss	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$138	$(2)	$—	$—	$—	$—	$(5)	$—	$(1)	$130	$(2)	$—
Indexed universal life embedded derivatives	14	—	—	—	—	—	(1)	—	—	13	—	—
Total policyholder account balances	152	(2)	—	—	—	—	(6)	—	(1)	143	(2)	—
Derivative liabilities:
Forward bond purchase commitments	107	1	8	—	—	—	—	—	—	116	1	8
Total derivative liabilities	107	1	8	—	—	—	—	—	—	116	1	8
Total Level 3 liabilities	$259	$(1)	$8	$—	$—	$—	$(6)	$—	$(1)	$259	$(1)	$8

	Beginning balance as of January 1, 2025	Total realized and unrealized (gains) losses								Ending balance as of March 31, 2025	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income) loss	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$155	$(4)	$—	$—	$—	$—	$(5)	$—	$(1)	$145	$(4)	$—
Indexed universal life embedded derivatives	15	(1)	—	—	—	—	(1)	—	—	13	(1)	—
Total policyholder account balances	170	(5)	—	—	—	—	(6)	—	(1)	158	(5)	—
Derivative liabilities:
Forward bond purchase commitments	71	(4)	(23)	—	—	—	—	—	—	44	(4)	(22)
Total derivative liabilities	71	(4)	(23)	—	—	—	—	—	—	44	(4)	(22)
Total Level 3 liabilities	$241	$(9)	$(23)	$—	$—	$—	$(6)	$—	$(1)	$202	$(9)	$(22)

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gains and losses included in net (income) loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related condensed consolidated statements of operations line item in which these gains and losses were presented for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2026	2025
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—
Net investment (gains) losses	(1)	(9)
Total	$(1)	$(9)
Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—
Net investment (gains) losses	(1)	(9)
Total	$(1)	$(9)
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2026:

(Amounts in millions)	Fair value	Unobservable input	Range	Weighted-average (1)
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$130	Expected future interest credited	1% - 4%	2%
Indexed universal life embedded derivatives	$13	Expected future interest credited	3% - 11%	5%
Net market risk benefits: (2)
Fixed indexed annuities	$53	GMWB utilization rate	20% - 100%	77%
		Non-performance risk (credit spreads)	42bps - 83bps	69bps
		Expected future interest credited	1% - 4%	2%
Variable annuities	$315	Lapse rate	2% - 11%	5%
		GMWB utilization rate	59% - 90%	81%
		Non-performance risk (credit spreads)	42bps - 83bps	69bps
		Equity index volatility	19% - 28%	24%
Derivative liabilities:
Forward bond purchase commitments	$116	Counterparty financing spreads	14bps - 45bps	36bps
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	March 31, 2026
(Amounts in millions)	Notional amount		Carrying amount	Fair value
				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,293	$6,047	$—	$6	$6,041
Other invested assets		(1)	657	665	—	—	665
Liabilities:
Long-term borrowings		(1)	1,509	1,436	—	1,436	—
Investment contracts		(1)	3,917	3,950	—	—	3,950
Commitments to fund investments:
Bank loan investments	$119
Private placement investments	656
Commercial mortgage loans	10
______________
(1)These financial instruments do not have notional amounts.

	December 31, 2025
(Amounts in millions)	Notional amount		Carrying amount	Fair value
				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,304	$6,092	$—	$6	$6,086
Other invested assets		(1)	642	651	—	—	651
Liabilities:
Long-term borrowings		(1)	1,513	1,471	—	1,471	—
Investment contracts		(1)	3,869	3,944	—	—	3,944
Commitments to fund investments:
Bank loan investments	$118
Private placement investments	362
Commercial mortgage loans	7
______________
(1)These financial instruments do not have notional amounts.
As of March 31, 2026 and December 31, 2025, we had $30 million and $29 million, respectively, of real estate owned and associated assets included in other invested assets in our condensed consolidated balance sheets acquired through foreclosure in full or partial settlement of commercial mortgage loan obligations. These properties are initially recorded at fair value less estimated selling costs (the carrying value) and are subsequently valued at the lower of the carrying value or current fair value less estimated selling costs. These amounts represented the fair value as of March 31, 2026 and December 31, 2025. The fair value of the real estate owned assets is classified as Level 2.

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
The following table presents the carrying value of limited partnerships and commitments to fund as of the dates indicated:

	March 31, 2026		December 31, 2025
(Amounts in millions)	Carrying value	Commitments to fund	Carrying value	Commitments to fund
Limited partnerships accounted for at NAV:
Private equity and credit funds (1)	$2,520	$1,590	$2,475	$1,619
Real estate funds (2)	132	63	137	65
Infrastructure funds (3)	171	157	156	151
Total limited partnerships accounted for at NAV	2,823	1,810	2,768	1,835
Limited partnerships accounted for at fair value	20	1	16	1
Limited partnerships accounted for under equity method of accounting	685	94	700	80
Total	$3,528	$1,905	$3,484	$1,916
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
(7) Deferred Acquisition Costs
The following tables present the balances of and changes in deferred acquisition costs as of and for the periods indicated:

	March 31, 2026
(Amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$769	$694	$30	$71	$1,564
Costs deferred	—	—	—	—	—
Amortization	(13)	(28)	(2)	(3)	(46)
Balance as of March 31	$756	$666	$28	$68	1,518
Enact segment					22
Total deferred acquisition costs					$1,540

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2025
(Amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$823	$812	$37	$83	$1,755
Costs deferred	—	—	—	—	—
Amortization	(54)	(118)	(7)	(12)	(191)
Balance as of December 31	$769	$694	$30	$71	1,564
Enact segment					22
Total deferred acquisition costs					$1,586
(8) Future Policy Benefits
The following table sets forth our liability for future policy benefits as of the dates indicated:

(Amounts in millions)	March 31, 2026	December 31, 2025
Long-term care insurance	$42,378	$43,157
Life insurance	1,416	1,467
Fixed annuities	10,127	10,437
Total long-duration insurance contracts	53,921	55,061
Deferred profit liability	134	136
Cost of reinsurance	27	31
Total future policy benefits	$54,082	$55,228

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the balances of and changes in the liability for future policy benefits as of and for the periods indicated:

	March 31, 2026
(Dollar amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities
Present value of expected net premiums:
Beginning balance as of January 1	$16,480	$3,499	$—
Beginning balance, at original discount rate	$16,411	$3,396	$—
Effect of changes in cash flow assumptions	15	—	—
Effect of actual variances from expected experience	14	4	—
Adjusted beginning balance	16,440	3,400	—
Issuances	—	—	9
Interest accretion	207	47	—
Net premiums collected (1)	(462)	(99)	(9)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	—
Ending balance, at original discount rate	16,185	3,348	—
Effect of changes in discount rate assumptions	(164)	42	—
Ending balance as of March 31	$16,021	$3,390	$—
Present value of expected future policy benefits:
Beginning balance as of January 1	$59,634	$4,354	$10,437
Beginning balance, at original discount rate	$60,539	$4,191	$9,193
Effect of changes in cash flow assumptions	(2)	—	—
Effect of actual variances from expected experience	50	24	(28)
Adjusted beginning balance	60,587	4,215	9,165
Issuances	—	—	9
Interest accretion	818	55	151
Benefit payments	(925)	(173)	(232)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	2
Ending balance, at original discount rate	60,480	4,097	9,095
Effect of changes in discount rate assumptions	(2,083)	103	1,032
Ending balance as of March 31	$58,397	$4,200	$10,127
Net liability for future policy benefits, before flooring adjustments	$42,376	$810	$10,127
Flooring adjustments (2)	2	606	—
Net liability for future policy benefits	42,378	1,416	10,127
Less: reinsurance recoverable	7,542	678	7,841
Net liability for future policy benefits, net of reinsurance recoverable	$34,836	$738	$2,286
Weighted-average liability duration (years)	11.3	5.5	10.3
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

	December 31, 2025
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-term care insurance
For the three months ended March 31, 2026, the impact of changes in cash flow assumptions resulted in a decrease of $17 million in the liability for future policy benefits due to favorable updates related to approval amounts of in-force rate actions on fully reinsured blocks of business, partially offset by unfavorable updates related to approval and implementation timing of in-force rate actions. The favorable impact of cash flow assumption updates on fully reinsured blocks was more than offset in net income (loss) by the unfavorable assumption updates on the retained blocks of business. The impact of actual variances from expected experience resulted in an increase of $36 million in the liability for future policy benefits. This increase was primarily due to higher claims and lower terminations, partially offset by $23 million of net insurance recoveries related to cash payments made to policyholders in connection with a prior legal settlement.
In the fourth quarter of 2025, we completed our annual review of cash flow assumptions including benefit utilization, expected claim incidence, terminations and benefit reductions related to in-force rate actions, among other assumptions. The impact of changes in cash flow assumptions during the year ended December 31, 2025 resulted in an increase of $286 million in the liability for future policy benefits primarily driven by higher expected benefit utilization reflecting near-term experience related to cost of care inflation and unfavorable updates to our healthy life assumptions to better align with recent mortality and incidence trends. This was partially offset by favorable assumption updates reflecting in-force rate action approval experience and benefit reductions as well as favorable claim termination assumption updates. Our healthy life and claim termination assumption updates incorporated trends following the coronavirus pandemic. The impact of actual variances from expected experience during the year ended December 31, 2025 resulted in an increase of $368 million in the liability for future policy benefits. This increase was primarily due to higher claims and lower terminations, partially offset by a $26 million gain related to a third-party recapture of a block of long-term care insurance policies. The unfavorable impacts of cash flow assumption updates and actual variances from expected experience were partially offset in net income (loss) as a portion of the updates and lower termination experience was related to fully reinsured blocks of business.
Life insurance
For the three months ended March 31, 2026, the impact of actual variances from expected experience resulted in an increase of $20 million in the liability for future policy benefits primarily due to overall unfavorable mortality experience.
There were no significant cash flow assumption changes in the fourth quarter of 2025. The impact of actual variances from expected experience during the year ended December 31, 2025 resulted in an increase of $32 million in the liability for future policy benefits primarily due to unfavorable mortality experience.
Fixed annuities
For the three months ended March 31, 2026, the impact of actual variances from expected experience resulted in a decrease of $28 million in the liability for future policy benefits primarily due to favorable mortality.
In the fourth quarter of 2025, we completed our annual review of cash flow assumptions and decreased our liability for future policy benefits by $66 million primarily as a result of favorable updates to our mortality assumptions. These favorable impacts were partially offset in net income (loss) as a portion of the updates was related to reinsured blocks of business.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides the weighted-average interest rates for the liability for future policy benefits as of the dates indicated:

	March 31, 2026	December 31, 2025
Long-term care insurance
Interest accretion (locked-in) rate	5.7%	5.7%
Current discount rate	5.6%	5.4%
Life insurance
Interest accretion (locked-in) rate	5.7%	5.7%
Current discount rate	5.1%	5.0%
Fixed annuities
Interest accretion (locked-in) rate	6.8%	6.8%
Current discount rate	5.7%	5.5%
See Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information related to the discount rate used to measure the liability for future policy benefits.
The following table sets forth the amount of undiscounted and discounted expected future gross premiums and expected future benefit payments as of the dates indicated:

	March 31, 2026		December 31, 2025
(Amounts in millions)	Undiscounted	Discounted	Undiscounted	Discounted
Long-term care insurance
Expected future gross premiums	$32,188	$22,248	$32,824	$22,941
Expected future benefit payments	$115,496	$58,397	$116,322	$59,634
Life insurance
Expected future gross premiums	$8,952	$5,052	$9,129	$5,236
Expected future benefit payments	$5,611	$4,200	$6,042	$4,354
Fixed annuities
Expected future gross premiums	$—	$—	$—	$—
Expected future benefit payments	$21,522	$10,127	$21,791	$10,437
During the three months ended March 31, 2026, we recorded a charge of $1 million to net income (loss) due to expected benefits exceeding expected gross premiums, resulting in net premium ratios capped at 100% for certain cohorts in our life insurance products primarily due to higher claim severity.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income (loss) related to our liability for future policy benefits for the periods indicated:

	Three months ended March 31,				Year ended
	2026		2025		December 31, 2025
(Amounts in millions)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)
Long-term care insurance	$623	$611	$619	$598	$2,544	$2,406
Life insurance	145	8	155	12	597	42
Fixed annuities	—	151	—	156	—	617
Total	$768	$770	$774	$766	$3,141	$3,065
______________
(1)Amounts for interest accretion are included in benefits and other changes in policy reserves in the condensed consolidated statements of operations.
(9) Policyholder Account Balances
The following table sets forth our liabilities for policyholder account balances as of the dates indicated:

(Amounts in millions)	March 31, 2026	December 31, 2025
Life insurance	$6,970	$6,993
Fixed annuities	3,173	3,278
Variable annuities	411	420
Funding agreements	167	—
Fixed indexed annuity embedded derivatives (1)	130	138
Indexed universal life embedded derivatives (1)	13	14
Additional insurance liabilities (2)	2,993	2,986
Other	14	14
Total policyholder account balances	$13,871	$13,843
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the balances of and changes in policyholder account balances as of and for the periods indicated:

	March 31, 2026
(Dollar amounts in millions)	Life insurance	Fixed annuities	Variable annuities
Beginning balance as of January 1	$6,993	$3,278	$420
Issuances	—	—	—
Premiums received	107	4	4
Policy charges	(142)	(1)	(1)
Surrenders and withdrawals	(30)	(80)	(10)
Benefit payments	(34)	(64)	(12)
Net transfers from (to) separate accounts	—	—	2
Interest credited	74	28	1
Other	2	8	7
Ending balance as of March 31	$6,970	$3,173	$411
Weighted-average crediting rate	3.9%	3.0%	3.3%
Net amount at risk (1)	$39,202	$32	$365
Cash surrender value	$3,982	$2,398	$411
______________
(1)The net amount at risk presented for fixed and variable annuity products contains both general and separate accounts, including amounts related to annuitization and other insurance benefits classified as MRBs.

	December 31, 2025
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present policyholder account balances by range of guaranteed minimum crediting rate and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums as of the dates indicated:

	March 31, 2026
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$120	$35	$12	$—	$167
2.00%–2.99%	694	1	—	—	695
3.00%–3.99%	1,595	570	1,073	91	3,329
4.00% and greater	2,157	21	23	—	2,201
Total	$4,566	$627	$1,108	$91	$6,392
______________
(1)Excludes universal life insurance and investment contracts of $4,162 million that have an equity market component to their crediting strategy.

	December 31, 2025
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$111	$39	$23	$—	$173
2.00%–2.99%	720	1	—	—	721
3.00%–3.99%	1,627	579	1,081	85	3,372
4.00% and greater	2,189	20	23	—	2,232
Total	$4,647	$639	$1,127	$85	$6,498
______________
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) Additional Insurance Liabilities
The following table presents the balances of and changes in additional liabilities related to death or other insurance benefits that are included within policyholder account balances related to universal and term universal life insurance products as of and for the periods indicated:

(Dollar amounts in millions)	March 31, 2026	December 31, 2025
Beginning balance as of January 1	$2,986	$2,920
Beginning balance before shadow accounting adjustments	$3,052	$3,003
Effect of changes in cash flow assumptions	—	(15)
Effect of actual variances from expected experience	2	11
Adjusted beginning balance	3,054	2,999
Issuances	—	—
Interest accretion	26	102
Assessments collected	56	230
Benefit payments	(66)	(279)
Derecognition (lapses and withdrawals)	—	—
Other (flooring adjustment)	—	—
Ending balance before shadow accounting adjustments	3,070	3,052
Effect of shadow accounting adjustments	(77)	(66)
Ending balance	2,993	2,986
Less: reinsurance recoverable	—	—
Additional insurance liabilities, net of reinsurance recoverable	$2,993	$2,986
Weighted-average liability duration (years)	16.6	16.8
In the fourth quarter of 2025, as part of our annual review of assumptions, we decreased our additional insurance liabilities primarily related to favorable updates to interest rate assumptions given the recent rate environment. The increase in our additional insurance liabilities from the effect of actual variances from expected experience during the year ended December 31, 2025 was primarily driven by unfavorable mortality.
The following table provides the weighted-average interest rates for our additional insurance liabilities as of the dates indicated:

	March 31, 2026	December 31, 2025
Interest accretion rate (1)	3.4%	3.4%
Projected crediting rate (2)	3.9%	3.9%
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income (loss) related to additional insurance liabilities for the periods indicated:

	Three months ended March 31,		Year ended December 31, 2025
(Amounts in millions)	2026	2025
Gross assessments	$127	$132	$513
Interest accretion (1)	$26	$25	$102
______________
(1)Amounts for interest accretion are included in benefits and other changes in policy reserves in the condensed consolidated statements of operations.
(11) Market Risk Benefits
The following table sets forth our market risk benefits by asset and liability position as of the dates indicated:

	March 31, 2026			December 31, 2025
(Amounts in millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Fixed indexed annuities	$—	$53	$53	$—	$52	$52
Variable annuities	55	370	315	64	361	297
Total market risk benefits	$55	$423	$368	$64	$413	$349

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the balances of and changes in market risk benefits as of and for the periods indicated:

	March 31, 2026
(Dollar amounts in millions)	Fixed indexed annuities	Variable annuities	Reinsurance recoverable (1)
Beginning balance as of January 1	$52	$297	$98
Beginning balance before effect of changes in instrument-specific credit risk	$50	$294	$98
Issuances	—	—	—
Interest accretion	—	3	1
Attributed fees collected	1	9	2
Benefit payments	—	(4)	(2)
Effect of changes in interest rates	(1)	(3)	—
Effect of changes in equity markets	2	17	2
Actual policyholder behavior different from expected behavior	(1)	(4)	—
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	—	—	—
Other	—	—	—
Ending balance before effect of changes in instrument-specific credit risk	51	312	101
Effect of changes in instrument-specific credit risk	2	3	—
Ending balance as of March 31	53	315	$101
Less: reinsurance recoverable	—	101
Market risk benefits, net of reinsurance recoverable	$53	$214
Weighted-average attained age of contractholders	75	77
Net amount at risk (2)
______________
(1)Represents the net reinsured asset related to our variable annuity MRBs.
(2)See note 9 for additional information on the net amount at risk.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2025
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
(12) Separate Accounts
The following table presents the balances of and changes in separate account liabilities, which are primarily comprised of variable annuity products, as of and for the periods indicated:

(Amounts in millions)	March 31, 2026	December 31, 2025
Beginning balance as of January 1	$4,369	$4,438
Premiums and deposits	11	32
Policy charges	(24)	(99)
Surrenders and withdrawals	(110)	(391)
Benefit payments	(53)	(213)
Investment performance	(97)	605
Net transfers from (to) general account	(2)	(2)
Other charges	(1)	(1)
Ending balance	$4,093	$4,369
Cash surrender value (1)	$4,091	$4,367
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Separate Account Assets
The following table presents the aggregate fair value of assets, by major investment asset category, supporting separate accounts as of the dates indicated:

(Amounts in millions)	March 31, 2026	December 31, 2025
Equity funds	$1,924	$2,077
Balanced funds	1,713	1,809
Bond funds	274	291
Money market funds	182	192
Total	$4,093	$4,369
(13) Liability for Policy and Contract Claims
The following table sets forth our liability for policy and contract claims as of the dates indicated:

(Amounts in millions)	March 31, 2026	December 31, 2025
Enact segment	$590	$572
Closed Block segment (1)	146	149
Other mortgage insurance business	7	6
Total liability for policy and contract claims	$743	$727
______________
(1)Primarily includes balances related to our universal and term universal life insurance products.
The following table presents the balances of and changes in our liability for policy and contract claims as of and for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2026	2025
Beginning balance as of January 1	$727	$670
Less reinsurance recoverable	(21)	(24)
Net beginning balance	706	646
Incurred related to insured events of:
Current year	224	255
Prior years	(34)	(27)
Total incurred	190	228
Paid related to insured events of:
Current year	(93)	(108)
Prior years	(79)	(86)
Total paid	(172)	(194)
Net ending balance	724	680
Add reinsurance recoverable	19	18
Ending balance as of March 31	$743	$698
The liability for policy and contract claims represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could be significant and result in increases in reserves by an amount that could be material to our results of operations,

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
financial condition and liquidity. Given the extended period of time that may exist between the reporting of a delinquency and the claim payment in our Enact segment, and changes in economic conditions and the real estate market, significant uncertainty and variability exist on amounts actually paid.
The favorable development related to insured events of prior years for the three months ended March 31, 2026 was primarily attributable to a reserve release of $39 million in our Enact segment largely driven by favorable cure performance and loss mitigation activities.
For the three months ended March 31, 2025, the favorable development related to insured events of prior years was primarily attributable to our Enact segment, predominantly associated with a reserve release of $47 million largely driven by favorable cure performance on prior year delinquencies.
(14) Income Taxes

The effective tax rate was 27.9% and 28.6% for the three months ended March 31, 2026 and 2025, respectively. The rate in both periods was above the statutory U.S. federal income tax rate of 21% largely due to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income.
U.S. GAAP generally requires an annualized effective tax rate to be used for interim reporting periods, utilizing projections of full year results. However, in certain circumstances it is appropriate to record the actual effective tax rate for the period if a reliable estimate cannot be made for the full year. Accordingly, for the three months ended March 31, 2026 and 2025, we utilized the actual effective tax rate for the interim period to record the provision for income taxes for our Closed Block segment and the annualized projected effective tax rate for our Enact segment and Corporate and Other.
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
Our chief operating decision maker (“CODM”) evaluates performance and allocates resources for our reportable segments based on “adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders.” We define adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding:
•the after-tax effects of income (loss) attributable to noncontrolling interests,
•net investment gains (losses),
•changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges,
•gains (losses) on the sale of businesses,
•gains (losses) on the early extinguishment of debt,

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•restructuring costs, and
•infrequent or unusual non-operating items.
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
The following table presents adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our reportable segments for the three months ended March 31:

	2026		2025
(Amounts in millions)	Enact	Closed Block	Enact	Closed Block
Revenues:
Premiums	$243	$636	$245	$615
Net investment income	72	691	63	671
Policy fees and other income	3	150	2	156
	318	1,477	310	1,442
Less:
Benefits and other changes in policy reserves (1)	37	1,189	31	1,188
Cash flow assumption updates (1)	—	8	—	(1)
Actual variances from expected experience (1)	—	36	—	5
Amortization of deferred acquisition costs and intangibles (1)	2	51	2	57
Interest expense (2)	12	—	12	—
Other segment expenses (2), (3)	47	228	49	265
Provision (benefit) for income taxes (2)	47	(3)	47	(9)
Adjusted operating income (loss) attributable to noncontrolling interests	33	—	32	—
Reportable segment adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$140	$(32)	$137	$(63)
______________
(1)Significant expense category and amounts, which align with segment-level information, as applicable, that is regularly provided to the CODM.
(2)Other segment items not considered a significant expense category.
(3)Other segment expenses include interest credited; acquisition and operating expenses, net of deferrals, as reported in the condensed consolidated statements of operations, excluding gains (losses) on the early extinguishment of debt and expenses related to restructuring, as applicable; and changes in fair value of market risk benefits and associated hedges, as reported in the condensed consolidated statements of operations, excluding the impacts of interest rates, equity markets and associated hedges.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the reconciliation of total reportable segment adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders to net income (loss) available to Genworth Financial, Inc.’s common stockholders for the three months ended March 31:

(Amounts in millions)	2026	2025
Total reportable segment adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$108	$74
Corporate and Other income (loss) from continuing operations	(27)	(22)
Net investment gains (losses) available to Genworth Financial, Inc.’s common stockholders ⁽¹⁾	(32)	28
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges	(9)	(19)
Expenses related to restructuring ⁽¹⁾	—	(1)
Taxes on adjustments ⁽¹⁾	8	(1)
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	48	59
Income (loss) from discontinued operations, net of taxes	(1)	(5)
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$47	$54
______________
(1)Excludes amounts related to Corporate and Other.
The following table presents total assets for our reportable segments as of the dates indicated:

(Amounts in millions)	March 31, 2026	December 31, 2025
Enact	$6,967	$6,895
Closed Block	$78,472	$79,615
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On June 30, 2021, we filed in the Middle District of Georgia our renewed motion to enforce the class action settlement and release and renewed our motion for leave to file a counterclaim. The briefing on both motions concluded in October 2021. On March 24, 2022, the Court denied our motions. On April 11, 2022, we filed an appeal of the Court’s denial to the United States Court of Appeals for the Eleventh Circuit. On June 22, 2022, we filed our opening brief in support of the appeal. The plaintiff filed its respondent’s brief on September 20, 2022, and we filed our reply brief on November 10, 2022. The appeal was orally argued on August 17, 2023, and on January 8, 2025, the Eleventh Circuit entered an order affirming the district court’s order. On January 29, 2025, we moved for rehearing by the panel and by the full court. On March 4, 2025, the Eleventh Circuit denied our motion for rehearing. On March 7, 2025, the plaintiff refiled its complaint in the United States District Court for the Eastern District of Virginia. On May 9, 2025, we moved to dismiss

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the refiled complaint for failure to state a cause of action. The plaintiff filed an amended complaint on June 24, 2025 and a second amended complaint on July 14, 2025. On July 28, 2025, we moved to dismiss the second amended complaint for failure to state a cause of action. The plaintiff opposed our motion to dismiss the second amended complaint on August 25, 2025, and the court denied our motion to dismiss on November 18, 2025. On February 13, 2026, we moved for summary judgment dismissing the complaint, and the plaintiff moved for class certification. The trial date of April 2026 was cancelled and has not yet been rescheduled. We intend to continue to vigorously defend this action.
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
The plaintiffs moved for class certification on October 16, 2023, and we filed opposition papers on December 4, 2023. Oral argument on the plaintiffs’ class certification motion was heard on February 12, 2024. On February 20, 2024, we moved for summary judgment dismissing the claims, and the plaintiffs filed opposition papers on March 5, 2024. Oral argument was conducted on our summary judgment motion on March 25, 2024. On August 15, 2024, the Court granted the plaintiffs’ motion and certified the case as a class action. On August 29, 2024, the Court denied our motion for summary judgment. We filed a motion for leave to appeal from the trial court’s class certification order, and the United States Court of Appeals for the Fourth Circuit granted leave to appeal on September 13, 2024. On March 7, 2025, we filed our opening appellate brief in the Fourth Circuit, and the plaintiffs filed their responding brief on April 7, 2025. The case was stayed in trial court pending the determination of our appeal to the Fourth Circuit, oral argument of which occurred on October 21, 2025. On March 10, 2026, the Fourth Circuit reversed the trial court’s class certification order. On March 24, 2026, the plaintiffs moved for rehearing by the full court. We filed opposition papers on April 27, 2026. The case remains stayed in trial court pending issuance of the Fourth Circuit’s mandate. We intend to continue to vigorously defend this action.
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
The plaintiffs seek to represent various classes and subclasses of Genworth long-term care insurance policyholders and agents whose data was accessed or potentially accessed by the MOVEit Cybersecurity Incident, alleging that Genworth breached its purported duty to safeguard their sensitive data from cybercriminals. The complaints assert claims for, inter alia, negligence, negligence per se, breach of contract, unjust enrichment, and violations of various consumer protection and privacy statutes, and they seek, inter alia, declaratory and injunctive relief, compensatory and punitive damages, restitution, attorneys’ fees and costs. On October 4, 2023, the Joint Panel on Multidistrict Litigation issued an order consolidating all actions relating to the MOVEit Cybersecurity Incident before a single federal judge in the United States District Court for the District of Massachusetts. All defendants, including the Genworth entities, filed a joint motion to dismiss the complaints on July 23, 2024. Oral argument on this motion occurred on October 9, 2024. On December 12, 2024, as relevant to Genworth, the court denied the motion. On February 4, 2025, several defendants, including the Genworth entities, filed a second motion to dismiss the complaints, and the plaintiffs filed opposition papers on April 7, 2025. Oral argument was conducted on the second motion to dismiss on May 12, 2025. On July 31, 2025, the court granted

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the second motion to dismiss in part and dismissed most of the causes of action against Genworth, retaining only the claims for common law negligence, breach of implied contract and a Massachusetts statutory violation. On September 9, 2025, we moved for partial reconsideration of certain aspects of the July 31, 2025 decision, and the plaintiffs opposed that motion on September 23, 2025. On January 9, 2026, the court granted in part our motion for partial reconsideration by dismissing a certain negligence claim under California law and by confirming the dismissal of an Illinois statutory claim. We intend to continue to vigorously defend these actions.
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
(b)Commitments
See note 6 for amounts we were committed to fund related to our investments as of March 31, 2026.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(17) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2026	$(1,987)	$187	$463	$(4)	$17	$(1,324)
OCI before reclassifications	(566)	23	649	—	(3)	103
Amounts reclassified from OCI	17	(30)	—	—	—	(13)
Current period OCI	(549)	(7)	649	—	(3)	90
Balances as of March 31, 2026 before noncontrolling interests	(2,536)	180	1,112	(4)	14	(1,234)
Less: change in OCI attributable to noncontrolling interests	(10)	—	—	—	—	(10)
Balances as of March 31, 2026	$(2,526)	$180	$1,112	$(4)	$14	$(1,224)
______________
(1)See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2025	$(3,156)	$492	$1,022	$(5)	$4	$(1,643)
OCI before reclassifications	503	74	(319)	(1)	2	259
Amounts reclassified from OCI	3	(31)	—	—	—	(28)
Current period OCI	506	43	(319)	(1)	2	231
Balances as of March 31, 2025 before noncontrolling interests	(2,650)	535	703	(6)	6	(1,412)
Less: change in OCI attributable to noncontrolling interests	10	—	—	—	—	10
Balances as of March 31, 2025	$(2,660)	$535	$703	$(6)	$6	$(1,422)
______________
(1)See note 5 for additional information.
As of March 31, 2026 and 2025, the balances of the change in the discount rate used to measure future policy benefits were net of taxes of $(302) million and $(191) million, respectively, and the balances of the change in instrument-specific credit risk of MRBs were net of taxes of $1 million and $2 million, respectively. The foreign currency translation and other adjustments balance in the charts above included $33 million and $34 million, respectively, net of taxes of $(8) million and $(9) million, respectively, related to a net unrecognized postretirement benefit obligation as of March 31, 2026 and 2025. The balance also included taxes of $(1) million and $— related to foreign currency translation adjustments as of March 31, 2026 and 2025, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows reclassifications from accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Three months ended March 31,		Affected line item in the condensed consolidated statements of operations
(Amounts in millions)	2026	2025
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments	$21	$4	Net investment (gains) losses
Income taxes	(4)	(1)	Provision (benefit) for income taxes
Total	$17	$3
Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(44)	$(48)	Net investment income
Interest rate swaps hedging assets	(3)	(1)	Net investment (gains) losses
Interest rate swaps hedging liabilities	1	—	Interest expense
Income taxes	16	18	Provision (benefit) for income taxes
Total	$(30)	$(31)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and with our 2025 Annual Report on Form 10-K. Unless the context otherwise requires, references to “Genworth,” the “Company,” “we” or “our” herein are to Genworth Financial, Inc. on a consolidated basis. References to “Genworth Financial” refer solely to Genworth Financial, Inc., and not to any of its consolidated subsidiaries.
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
•our failure to maintain the self-sustainability of Genworth Life Insurance Company and its subsidiaries, collectively referred to as “Closed Block” or our “legacy insurance subsidiaries,” including as a result of the inability to achieve desired levels of in-force management actions and/or the timing of future premium rate increases and associated benefit reductions taking longer to achieve than originally assumed; other regulatory actions negatively impacting our life insurance businesses;
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

•changes in economic, market and political conditions, labor shortages and fluctuating interest rates; unanticipated financial events, which could lead to market-wide liquidity problems and other significant market disruption resulting in losses, defaults or credit rating downgrades of other financial institutions; deterioration in economic conditions, a recession or a decline in home prices, all of which could be driven by many potential factors, including a U.S. federal government shutdown; an increase in the cost of care impacting our long-term care insurance products included in our Closed Block segment; changes in international trade policy, including the potential impact of new or increased tariffs, retaliatory policies or actions from other countries, and trade wars or other events that lead to political and economic instability; changes in government or monetary policies; changes within regulatory agencies; changes in immigration policy; and fluctuations in international securities markets;
•downgrades in financial strength and credit ratings and potential adverse impacts to liquidity; counterparty credit risks; defaults by counterparties to reinsurance arrangements or derivative instruments; defaults or other events impacting the value of invested assets, including private equity and private credit;
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
•the occurrence of natural or man-made disasters, including geopolitical tensions and war (including the Russian invasion of Ukraine, instability in the Middle East and economic competition between the United States and China, among others), a public health emergency, including pandemics, or climate change;
•the inability to effectively manage technology systems (including artificial intelligence), cyber incidents or other failures, disruptions or security breaches of us or our third-party vendors, as well as unknown risks and uncertainties associated with artificial intelligence;
•the inability of third-party vendors to meet their obligations to us;
•the lack of availability, affordability or adequacy of reinsurance to protect us against losses;
•a decrease in the volume of high loan-to-value home mortgage originations or an increase in the volume of mortgage insurance cancellations;
•unanticipated claims resulting from Enact Holdings’ delegated underwriting and loss mitigation programs;
•the impact of medical advances such as genetic research and diagnostic imaging, emerging new technology, including artificial intelligence and related legislation; and
•other factors described in the risk factors contained in Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 27, 2026.
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
Overview
Genworth Financial offers mortgage insurance products through its principal mortgage insurance subsidiaries. Genworth Financial also has start-up businesses whereby it offers fee-based services, advice, consulting and other aging care services through CareScout Services and long-term care insurance products through CareScout Insurance. Genworth Financial’s legacy insurance subsidiaries no longer offer or sell long-term care insurance, life insurance or annuity products. However, these subsidiaries continue to service and manage their in-force blocks of business and may still issue a limited number of certificates under existing group long-term care insurance policies.

We report our business results through two segments: Enact, comprised primarily of mortgage insurance products, and Closed Block, comprised of long-term care insurance, life insurance and annuity products previously sold through our legacy insurance subsidiaries. In addition to our two reportable segments, we also have Corporate and Other, which includes debt financing expenses that are incurred at the Genworth Holdings, Inc. (“Genworth Holdings”) level, unallocated corporate income and expenses, and eliminations of inter-segment transactions. Corporate and Other also includes the results of other businesses that are not individually reportable, such as CareScout Services, CareScout Insurance and certain international businesses.
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
Strategic Update
Create value
We continue to create shareholder value through Enact’s growing market value and capital returns. Enact Holdings provided $99 million of capital returns to Genworth Holdings in the first quarter of 2026. We expect capital returns from Enact will continue to benefit our shareholders by funding our strategic initiatives, including new CareScout products and services, as well as share repurchases and opportunistic debt reduction. Since the initial authorization of Genworth Financial’s share repurchase program in May 2022 and through April 30, 2026, we have repurchased $875 million worth of shares of Genworth Financial’s common stock. For additional information on our share repurchase program, see “—Liquidity and Capital Resources.”
Drive growth
We continue to drive future growth through CareScout with innovative, consumer-focused aging care services and funding solutions.
CareScout Services
During the first quarter of 2026, CareScout Services added our first senior living communities to the CareScout Quality Network and continued expanding the home care provider network, with approximately 97% coverage of the age 65 and over U.S. census population across all 50 states. We also continued to see growth in the number of CareScout members who received first-time home care services or moved into a senior living community, including through the direct-to-consumer channel. As we continue to integrate senior living communities from our acquisition of Seniorly, Inc., we are building a more comprehensive network that can support individuals across different stages of the aging journey, and over time, we expect will complement our existing home care model with a more diversified and scalable revenue stream. We remain focused on optimizing coverage and pricing efficiency, along with providing a quality experience, to drive long-term scalability. As the CareScout Quality Network continues to expand and brand awareness grows, we anticipate increased traction across the platform. We also expect more Genworth policyholders to utilize the network providers, helping to stretch their benefit dollars further while generating claims savings in Closed Block over time.
We continue to work with other insurance carriers with closed blocks of long-term care insurance and select affinity groups to expand awareness of the CareScout Quality Network beyond Genworth policyholders and generate additional fee-based revenues over time. In parallel, we are scaling our other fee-based service offerings that we anticipate will generate recurring revenue streams and create additional pathways for growth.
We expect to invest approximately $50 million to $55 million in CareScout Services for the full year 2026 as we continue to scale the business. This investment will support the continued build-out of our technology-enabled platform, the addition of new products and care settings, and growth across both consumer and business-to-business channels.

CareScout Insurance
We continue to build out differentiated product offerings and expand our distribution capability in CareScout Insurance. CareScout Insurance’s individual long-term care insurance product, Care Assurance, is clearly differentiated in the long-term care insurance market by giving customers and their families access to a more holistic aging experience through CareScout Services, including access to the CareScout Quality Network, wellness support tools and care planning services. While we expect adoption to build gradually, we believe this product creates significant value for both our customers and distribution partners. We plan to launch our Care Assurance worksite product later this year, which will broaden access through employers. We are also developing additional offerings, including hybrid long-term care insurance products, as part of a broader set of funding solutions designed to meet evolving consumer needs and solve critical gaps in retirement income and retirement security in the marketplace.
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
Maintain self-sustainability
We continue to actively manage our self-sustaining, customer-centric legacy insurance subsidiaries, comprising long-term care insurance, life insurance and annuity products included in our Closed Block segment. Our long-term care insurance multi-year in-force rate action plan continues to be our most effective tool in supporting this strategic priority. We achieved an estimated cumulative economic benefit of approximately $34.5 billion, on a net present value basis, of approved rate increases and benefit reductions from 2012 through the first quarter of 2026. As we manage our legacy insurance subsidiaries on a standalone basis, these entities will continue to rely on their statutory capital, significant reserves, prudent management of the in-force blocks and other management actions, including our long-term care insurance in-force rate actions, to satisfy policyholder obligations. For additional information regarding our in-force rate actions, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment—Closed Block segment.”
Financial Strength and Credit Ratings
There were no changes in the financial strength ratings of our principal insurance subsidiaries or the credit ratings of Genworth Financial and Genworth Holdings subsequent to February 27, 2026, the date we filed our 2025 Annual Report on Form 10-K. For additional information regarding the financial strength ratings of Genworth Financial’s insurance subsidiaries and the credit ratings of Genworth Financial and Genworth Holdings, including their importance to our business, see “Item 1—Business—Ratings” in our 2025 Annual Report on Form 10-K.
Our Financial Information
The financial information in this Quarterly Report on Form 10-Q has been derived from our unaudited condensed consolidated financial statements.
Revenues and expenses
Our revenues consist primarily of the following:
•Premiums consist primarily of premiums earned on mortgage, long-term care and term life insurance products.
•Net investment income represents the income earned on our investments. For discussion of the change in net investment income, see the comparison for this line item under “—Investments and Derivative Instruments.”
•Net investment gains (losses) consist primarily of realized gains and losses from the sale of our investments, credit losses, and unrealized gains and losses on equity securities, limited partnership investments and derivative instruments. For discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•Policy fees and other income consist primarily of fees assessed against policyholder and contractholder account values, surrender charges, cost of insurance assessed on universal and term universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker-dealer commission revenues, fee revenue from contract underwriting services and other fees.
Our expenses consist primarily of the following:
•Benefits and other changes in policy reserves consist primarily of benefits paid, interest accretion expense and other reserve activity related to future policy benefits for long-term care insurance, life insurance and annuities, and claim costs incurred related to mortgage insurance products.
•Liability remeasurement (gains) losses represent changes to the net premium ratio for actual variances from expected experience and updates to cash flow assumptions used to measure long-duration traditional and limited-payment insurance contracts.
•Changes in fair value of market risk benefits and associated hedges consist of fair value changes of market risk benefits (other than changes attributable to instrument-specific credit risk), net of changes in the fair value of non-qualified derivative instruments that support our market risk benefits.
•Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.
•Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are costs and expenses that are related directly to the successful acquisition of new or renewal insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses. We allocate certain corporate expenses to each of our segments using various methodologies.
•Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of capitalized acquisition costs, present value of future profits and capitalized software.
•Interest expense primarily represents interest incurred on borrowings of Genworth Holdings and Enact Holdings.
•Provision (benefit) for income taxes
•We allocate tax to our businesses at the U.S. corporate federal income tax rate of 21%. Each segment is then adjusted to reflect the unique tax attributes of that segment, such as permanent differences between U.S. generally accepted accounting principles (“U.S. GAAP”) and tax law. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other.
•The effective tax rates disclosed herein are calculated using whole numbers. As a result, the percentages shown may differ from an effective tax rate calculated using rounded numbers. The annually-determined tax rates and adjustments to each segment’s provision for income taxes are estimates which are subject to review and could change from year to year. For a discussion of the effective tax rates used to record the provision for income taxes for our reportable segments and Corporate and Other, see note 14 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”
•Net income (loss) attributable to noncontrolling interests represents third party ownership interests in income (loss) of Enact Holdings, a consolidated subsidiary of Genworth Financial.

Consolidated Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$881	$862	$19	2%
Net investment income	766	739	27	4%
Net investment gains (losses)	(26)	27	(53)	(196)%
Policy fees and other income	156	158	(2)	(1)%
Total revenues	1,777	1,786	(9)	(1)%
Benefits and expenses:
Benefits and other changes in policy reserves	1,224	1,217	7	1%
Liability remeasurement (gains) losses	44	4	40	NM⁽¹⁾
Changes in fair value of market risk benefits and associated hedges	10	18	(8)	(44)%
Interest credited	95	99	(4)	(4)%
Acquisition and operating expenses, net of deferrals	213	236	(23)	(10)%
Amortization of deferred acquisition costs and intangibles	55	60	(5)	(8)%
Interest expense	25	26	(1)	(4)%
Total benefits and expenses	1,666	1,660	6	—%
Income (loss) from continuing operations before income taxes	111	126	(15)	(12)%
Provision (benefit) for income taxes	31	36	(5)	(14)%
Income (loss) from continuing operations	80	90	(10)	(11)%
Income (loss) from discontinued operations, net of taxes	(1)	(5)	4	80%
Net income (loss)	79	85	(6)	(7)%
Less: net income (loss) attributable to noncontrolling interests	32	31	1	3%
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$47	$54	$(7)	(13)%
______________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
Unless otherwise stated, all references to net income (loss), net income (loss) per share, adjusted operating income (loss), adjusted operating income (loss), excluding Closed Block and adjusted operating income (loss), excluding Closed Block per share found in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read as net income (loss) available to Genworth Financial, Inc.’s common stockholders, net income (loss) available to Genworth Financial, Inc.’s common stockholders per share, adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders, adjusted operating income (loss), excluding Closed Block available to Genworth Financial, Inc.’s common stockholders and adjusted operating income (loss), excluding Closed Block available to Genworth Financial, Inc.’s common stockholders per share, respectively.
Use of non-GAAP measures
We use non-U.S. GAAP (“non-GAAP”) financial measures entitled “adjusted operating income (loss)” and “adjusted operating income (loss), excluding Closed Block.” These non-GAAP financial measures are evaluated by management and our Board of Directors to assess performance, manage capital allocation, and in the case of adjusted operating income (loss), excluding Closed Block, as a basis for determining annual incentive awards and compensation for senior management. These measures have been established to more accurately reflect overall operating performance, as they minimize the impact of macroeconomic volatility. Management believes using adjusted operating income (loss), excluding Closed Block as a consolidated measure of profit or loss better aligns with our strategy and capital allocation framework, as no capital is allocated to the Closed Block segment, which operates on a standalone basis, using existing capital and reserves, along with in-force management actions, to meet future obligations. We also continue to report adjusted operating income (loss) for the Closed Block segment, as we believe it is the appropriate measure of profit or loss in accordance with segment reporting. Although adjusted operating income (loss) and adjusted operating income (loss), excluding Closed Block are non-GAAP financial measures, we believe these measures aid in understanding the underlying performance of our operations.
We define adjusted operating income (loss) as income (loss) from continuing operations excluding:
•the after-tax effects of income (loss) attributable to noncontrolling interests,
•net investment gains (losses),
•changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges,
•gains (losses) on the sale of businesses,
•gains (losses) on the early extinguishment of debt,
•restructuring costs, and
•infrequent or unusual non-operating items.
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
Adjusted operating income (loss), excluding Closed Block is derived from adjusted operating income (loss) and excludes adjusted operating income (loss) of our Closed Block segment. While some of these items may be significant components of net income (loss) determined in accordance with U.S. GAAP, we believe that adjusted operating income (loss), and measures that are derived from or incorporate adjusted operating income (loss), including adjusted operating income (loss), excluding Closed Block, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. Adjusted operating income (loss) and adjusted operating income (loss), excluding Closed Block are not measures of complete profitability; therefore, they should not be considered in isolation or viewed as substitutes for U.S. GAAP net income (loss). In addition, our definition of adjusted operating income (loss) may differ from the definitions used by other companies. In reporting non-GAAP measures in the future, we may make other adjustments to exclude items we do not consider reflective of our core operating performance. We may also disclose other non-GAAP operating measures in the future if we believe that such measures would be helpful to investors in their evaluation of our company.

The following table presents a reconciliation of net income (loss) to adjusted operating income (loss) and adjusted operating income (loss), excluding Closed Block for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2026	2025
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$47	$54
Add: net income (loss) attributable to noncontrolling interests	32	31
Net income (loss)	79	85
Less: income (loss) from discontinued operations, net of taxes	(1)	(5)
Income (loss) from continuing operations	80	90
Less: net income (loss) from continuing operations attributable to noncontrolling interests	32	31
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	48	59
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	25	(28)
Changes in fair value of market risk benefits attributable to changes in interest rates, equity markets and associated hedges (2)	9	19
(Gains) losses on early extinguishment of debt	—	—
Expenses related to restructuring	2	(1)
Taxes on adjustments	(7)	2
Adjusted operating income (loss)	77	51
Less: Closed Block segment adjusted operating income (loss)	(32)	(63)
Adjusted operating income (loss), excluding Closed Block	$109	$114
______________
(1)Net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $1 million for both the three months ended March 31, 2026 and 2025.
(2)Changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(1) million and $1 million for the three months ended March 31, 2026 and 2025, respectively.

Earnings (loss) per share
The following table provides basic and diluted earnings (loss) per common share for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2026	2025	2026 vs. 2025
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.12	$0.14	$(0.02)	(14)%
Diluted	$0.12	$0.14	$(0.02)	(14)%
Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.12	$0.13	$(0.01)	(8)%
Diluted	$0.12	$0.13	$(0.01)	(8)%
Adjusted operating income (loss), excluding Closed Block:
Basic	$0.28	$0.27	$0.01	4%
Diluted	$0.28	$0.27	$0.01	4%
Weighted-average common shares outstanding:
Basic	388.1	418.3
Diluted	393.7	422.9
Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including performance stock units, restricted stock units and other equity-based awards.
The following table presents a summary of adjusted operating income (loss) for our segments and Corporate and Other for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Adjusted operating income (loss):
Enact segment	$140	$137	$3	2%
Corporate and Other	(31)	(23)	(8)	(35)%
Closed Block segment	(32)	(63)	31	49%
Adjusted operating income (loss)	$77	$51	$26	51%
Executive Summary of Consolidated Financial Results
After-tax amounts in our discussion of financial results assume a tax rate of 21% unless otherwise indicated.
•Net income for the three months ended March 31, 2026 and 2025 was $47 million and $54 million, respectively, and adjusted operating income, excluding Closed Block was $109 million and $114 million, respectively.
•Adjusted operating income, excluding Closed Block reflected strong operating performance in Enact mostly attributable to favorable cure performance, resulting in a pre-tax reserve release of $39 million in the current year, partially offset by continued investment in CareScout Services and interest expense on Genworth Holdings’ debt.
For a detailed discussion of selected financial information and detailed descriptions of operating performance measures, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Significant Developments and Key Highlights
Enact segment
•Mortgage insurance portfolio. New insurance written increased 30% in the first quarter of 2026 compared to the first quarter of 2025. Enact’s primary persistency rate was 80% and 84% in the first quarter of 2026 and 2025, respectively.
•Capital returns. On February 3, 2026, Enact Holdings announced the authorization of a new share repurchase program under which it may repurchase up to $500 million of its common stock. On May 5, 2026, Enact Holdings announced an increase of its quarterly dividend from $0.21 to $0.24 per share, payable in June 2026.
•PMIERs compliance. Enact’s PMIERs sufficiency ratio was 162% or $1,919 million above the PMIERs requirements as of March 31, 2026.
Closed Block segment
•In-force rate actions. We estimate that the cumulative economic benefit of approved rate increases and benefit reductions in our long-term care insurance multi-year in-force rate action plan from 2012 through the first quarter of 2026 was approximately $34.5 billion, on a net present value basis.
•Risk-based capital ratio. As of March 31, 2026, the consolidated risk-based capital ratio on a company action level basis of our legacy insurance subsidiaries was approximately 289%, down from 300% as of December 31, 2025. The decrease was primarily driven by a statutory loss in the current year.
Capital and liquidity
•Holding company liquidity. Genworth Holdings had $166 million of unrestricted cash and cash equivalents as of March 31, 2026, which included approximately $50 million of cash held for future obligations, including advance cash payments from our subsidiaries.
•Capital returns from Enact Holdings. Genworth Holdings received $99 million of capital returns from Enact Holdings during the first quarter of 2026.
•Share repurchases. Genworth Financial executed $66 million of share repurchases, before excise taxes and other associated costs, during the first quarter of 2026.
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
Macroeconomic environment
During the first quarter of 2026, the U.S. economy continued to be subject to significant volatility and uncertainty, largely related to geopolitical tensions, including the Iran conflict, changing economic policies and continued inflationary pressure. The ancillary effects of these factors on the domestic and global economies could materially impact the U.S. housing market and Enact’s business.
The U.S. Bureau of Labor Statistics reported that the Consumer Price Index inflation was 3.3% year-over-year in March 2026 compared to 2.7% year-over-year in December 2025, while the unemployment rate fell slightly to 4.3% in March 2026 from 4.4% in December 2025.

U.S. mortgage rates were especially volatile during the first quarter of 2026. Lower rates earlier in the quarter drove higher refinance volume in the market, while the mortgage origination market remained relatively slow, particularly as rates rose later in the quarter. Over the past few years, housing affordability has deteriorated as elevated mortgage rates and home price appreciation have outpaced median family income, according to the National Association of Realtors Housing Affordability Index. Despite slowing of home price growth nationally according to the Federal Housing Finance Agency (“FHFA”) Monthly Purchase-Only House Price Index (seasonally adjusted), affordability remains challenged.
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
In July 2025, the FHFA announced that it will implement the acceptance of VantageScore 4.0 for mortgages delivered to Fannie Mae and Freddie Mac. The GSEs have since released preliminary implementation details and timelines, but the full impact of this initiative on Enact’s business, processes and financial results remains uncertain.
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
Mortgage insurance portfolio
New insurance written of $12.8 billion in the first quarter of 2026 increased 30% compared to the first quarter of 2025 primarily driven by elevated mortgage refinance volume in the current year. Changes in new insurance written are primarily impacted by the size of the mortgage insurance market and Enact’s market share. Enact’s primary persistency rate of 80% during the first quarter of 2026 decreased from 84% in the first quarter of 2025 largely due to lapse driven by mortgage rate volatility and higher refinance activity in the first quarter of 2026.
Net earned premiums decreased modestly in the first quarter of 2026 compared to the first quarter of 2025 primarily driven by higher ceded premiums and lapse-driven premium rate decline, largely offset by insurance in-force and assumed premium growth.
Loss experience
Enact’s loss ratio for the three months ended March 31, 2026 and 2025 was 15% and 12%, respectively. Both periods were impacted by favorable reserve development. Enact released reserves of $39 million during the first quarter of 2026 primarily driven by favorable cure performance and loss mitigation activities, compared to a reserve release of $47 million in the first quarter of 2025 primarily driven by favorable cure performance on prior year delinquencies.
New primary delinquencies in the first quarter of 2026 increased compared to the first quarter of 2025 primarily due to the normal loss development pattern on newer books of business. New primary delinquencies of 13,559 contributed $76 million of loss expense in the first quarter of 2026, while Enact incurred $75 million of loss expense from 12,237 new primary delinquencies in the first quarter of 2025. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions.
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

Capital requirements
As of March 31, 2026, Enact Mortgage Insurance Corporation’s (“EMICO”) estimated risk-to-capital ratio under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was 10.0:1, compared with risk-to-capital ratios of 10.1:1 and 10.5:1 as of December 31, 2025 and March 31, 2025, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.
Under PMIERs, Enact is subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. As of March 31, 2026, Enact had estimated available assets of $5,016 million against $3,097 million net required assets under PMIERs compared to available assets of $5,015 million against $3,096 million net required assets as of December 31, 2025. The sufficiency ratio as of March 31, 2026 and December 31, 2025 was 162% or $1,919 million above the PMIERs requirements. Enact’s PMIERs required assets benefited from a reinsurance credit of $1,944 million and $1,932 million as of March 31, 2026 and December 31, 2025, respectively, related to third-party reinsurance.
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
Capital returns
During the first quarter of 2026, EMICO paid a dividend to Enact Holdings that supports Enact Holdings’ ability to return capital to shareholders, and Enact Holdings completed the repurchase of shares under the $350 million share repurchase authorization that it had announced on April 30, 2025. On February 3, 2026, Enact Holdings announced the authorization of a new share repurchase program under which it may repurchase up to $500 million of its common stock. Genworth Holdings entered into an agreement with Enact Holdings to participate in the share repurchase program in order to maintain its ownership interest in Enact Holdings. As the majority shareholder, Genworth Holdings received $99 million of capital returns from Enact Holdings during the first quarter of 2026, comprised of $75 million of share repurchases and $24 million of quarterly dividends. On May 5, 2026, Enact Holdings announced an increase of its quarterly dividend from $0.21 to $0.24 per share, payable in June 2026.
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

Segment results of operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$243	$245	$(2)	(1)%
Net investment income	72	63	9	14%
Net investment gains (losses)	(6)	(3)	(3)	(100)%
Policy fees and other income	3	2	1	50%
Total revenues	312	307	5	2%
Benefits and expenses:
Benefits and other changes in policy reserves	37	31	6	19%
Acquisition and operating expenses, net of deferrals	47	50	(3)	(6)%
Amortization of deferred acquisition costs and intangibles	2	2	—	—%
Interest expense	12	12	—	—%
Total benefits and expenses	98	95	3	3%
Income (loss) from continuing operations before income taxes	214	212	2	1%
Provision (benefit) for income taxes	46	46	—	—%
Income (loss) from continuing operations	168	166	2	1%
Less: net income (loss) attributable to noncontrolling interests	32	31	1	3%
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	136	135	1	1%
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	5	2	3	150%
Expenses related to restructuring	—	1	(1)	(100)%
Taxes on adjustments	(1)	(1)	—	—%
Adjusted operating income (loss)	$140	$137	$3	2%
______________
(1)Net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $1 million for both the three months ended March 31, 2026 and 2025.
Adjusted operating income (loss)
Adjusted operating income increased primarily due to higher net investment income, partially offset by a lower reserve release in the current year.
Revenues
Premiums decreased modestly mainly driven by higher ceded premiums and lapse-driven premium rate decline, largely offset by insurance in-force and assumed premium growth in the current year.
Net investment income increased primarily from higher investment yields and higher average invested assets in the current year.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
Benefits and other changes in policy reserves were impacted by favorable reserve development in both years and increased primarily driven by a lower reserve release in the current year. Enact released reserves of $39 million during the first quarter of 2026 primarily driven by favorable cure performance and loss mitigation activities, compared to a reserve release of $47 million in the first quarter of 2025 primarily driven by favorable cure performance on prior year delinquencies.
Acquisition and operating expenses, net of deferrals, decreased primarily driven by higher ceding commissions and lower professional services expenses in the current year.
Provision (benefit) for income taxes. The effective tax rate was 21.4% and 21.6% for the three months ended March 31, 2026 and 2025, respectively, consistent with the U.S. corporate federal income tax rate.
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
The following table sets forth selected operating performance measures regarding Enact as of and for the dates indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
	2026	2025	2026 vs. 2025
Primary insurance in-force	$272,475	$268,366	$4,109	2%
Risk in-force:
Primary	$71,245	$69,937	$1,308	2%
Pool	49	55	(6)	(11)%
Total risk in-force	$71,294	$69,992	$1,302	2%
New insurance written	$12,786	$9,818	$2,968	30%

Primary insurance in-force and risk in-force
Primary insurance in-force increased mainly from new insurance written, partially offset by lapses and cancellations. The primary persistency rate was 80% and 84% for the three months ended March 31, 2026 and 2025, respectively. Total risk in-force increased primarily as a result of higher primary insurance in-force.
New insurance written
New insurance written increased primarily driven by elevated mortgage refinance volume in the current year.
Loss and expense ratios
Management regularly monitors and reports a loss ratio and an expense ratio for our Enact segment. We consider the loss ratio, which is the ratio of benefits and other changes in policy reserves to net earned premiums, to be a measure of underwriting performance. The expense ratio is the ratio of general expenses to net earned premiums. Enact’s general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs (“DAC”) and intangibles. We believe these ratios help to enhance the understanding of Enact’s operating performance.
The following table sets forth the loss and expense ratios for Enact for the dates indicated:

	Three months ended March 31,		Increase (decrease)
	2026	2025	2026 vs. 2025
Loss ratio	15%	12%	3%
Expense ratio	20%	21%	(1)%
The loss ratio increased largely from a lower reserve release in the current year as discussed above.
The expense ratio decreased primarily driven by higher ceding commissions and lower professional services expenses in the current year.

Mortgage insurance loan portfolio
The following table sets forth selected financial information regarding Enact’s loan portfolio as of March 31:

(Amounts in millions)	2026	2025
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$54,887	$51,280
90.01% to 95.00%	114,298	112,086
85.01% to 90.00%	77,424	79,332
85.00% and below	25,866	25,668
Total	$272,475	$268,366
Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$15,841	$14,682
90.01% to 95.00%	33,260	32,597
85.01% to 90.00%	19,065	19,583
85.00% and below	3,079	3,075
Total	$71,245	$69,937
Primary insurance in-force by FICO(1) score at origination:
Over 760	$120,104	$115,914
740-759	44,933	43,924
720-739	37,668	37,643
700-719	29,323	29,629
680-699	20,630	21,082
660-679 (2)	11,016	11,126
640-659	5,909	6,068
620-639	2,381	2,419
<620	511	561
Total	$272,475	$268,366
Primary risk in-force by FICO(1) score at origination:
Over 760	$31,204	$30,093
740-759	11,783	11,493
720-739	9,994	9,939
700-719	7,697	7,711
680-699	5,382	5,464
660-679 (2)	2,900	2,901
640-659	1,545	1,574
620-639	611	619
<620	129	143
Total	$71,245	$69,937
______________
(1)Fair Isaac Company.
(2)Loans with unknown FICO scores are included in the 660-679 category.

Delinquent loans
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for Enact’s loan portfolio as of the dates indicated:

	March 31, 2026	December 31, 2025	March 31, 2025
Primary insurance:
Insured loans in-force	943,892	950,670	955,210
Delinquent loans	24,670	24,885	22,349
Percentage of delinquent loans (delinquency rate)	2.61%	2.62%	2.34%
The following tables set forth primary delinquencies, direct primary case reserves and risk in-force by aged missed payment status in Enact’s loan portfolio as of the dates indicated:

	March 31, 2026
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	11,917	$100	$839	12%
4 - 11 payments	8,961	215	685	31%
12 payments or more	3,792	217	286	76%
Total	24,670	$532	$1,810	29%
______________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, incurred but not reported (“IBNR”) and reinsurance reserves.

	December 31, 2025
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	12,647	$104	$867	12%
4 - 11 payments	8,591	206	641	32%
12 payments or more	3,647	205	270	76%
Total	24,885	$515	$1,778	29%
______________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
Total reserves as a percentage of risk in-force as of March 31, 2026 remained consistent compared to December 31, 2025.

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

	% of primary risk in-force as of March 31, 2026	% of direct primary case reserves as of March 31, 2026 ⁽¹⁾	Delinquency rate as of
			March 31, 2026	December 31, 2025	March 31, 2025
By State:
California	12%	13%	2.90%	2.84%	2.56%
Texas	9%	9%	2.84%	2.81%	2.49%
Florida (2)	9%	14%	3.41%	3.35%	3.28%
New York (2)	5%	8%	3.31%	3.38%	3.09%
Illinois (2)	4%	5%	3.16%	3.15%	2.90%
Arizona	4%	4%	2.87%	2.78%	2.26%
Michigan	4%	3%	2.36%	2.33%	1.97%
Georgia	3%	4%	3.25%	3.33%	2.89%
North Carolina	3%	2%	2.10%	2.07%	1.90%
Pennsylvania	3%	3%	2.30%	2.29%	2.15%
______________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
(2)Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

	% of primary risk in-force as of March 31, 2026	% of direct primary case reserves as of March 31, 2026 ⁽¹⁾	Delinquency rate as of
			March 31, 2026	December 31, 2025	March 31, 2025
By MSA or MD:
Phoenix, AZ MSA	3%	3%	3.01%	2.85%	2.36%
Chicago-Naperville, IL MD	3%	4%	3.31%	3.31%	3.21%
Atlanta, GA MSA	3%	3%	3.56%	3.59%	3.13%
Dallas, TX MD	2%	2%	2.43%	2.49%	2.18%
Houston, TX MSA	2%	3%	3.46%	3.54%	3.15%
New York, NY MD	2%	5%	3.78%	3.70%	3.56%
Washington-Arlington, DC MD	2%	2%	2.53%	2.62%	2.06%
Riverside-San Bernardino, CA MSA	2%	3%	3.62%	3.53%	3.36%
Los Angeles-Long Beach, CA MD	2%	3%	3.51%	3.26%	3.17%
Denver-Aurora-Lakewood, CO MSA	2%	1%	2.02%	1.85%	1.53%
______________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

The following table sets forth the dispersion of Enact’s direct primary case reserves, primary insurance in-force and risk in-force by year of policy origination, and delinquency rate as of March 31, 2026:

(Amounts in millions)	% of direct primary case reserves (1)	Primary insurance in-force	% of total	Primary risk in-force	% of total	Delinquency rate
Policy Year
2008 and prior	7%	$4,090	1%	$1,058	2%	7.68%
2009 to 2018	9	9,745	4	2,512	4	5.02%
2019	5	9,004	3	2,361	3	3.39%
2020	10	26,457	10	7,312	10	2.44%
2021	18	43,642	16	11,906	17	2.64%
2022	23	44,323	16	11,477	16	3.09%
2023	17	36,203	13	9,450	13	3.03%
2024	9	39,904	15	10,277	14	1.95%
2025	2	46,414	17	11,694	16	0.54%
2026	—	12,693	5	3,198	5	0.02%
Total portfolio	100%	$272,475	100%	$71,245	100%	2.61%
_____________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
Loss reserves in policy years 2008 and prior are outsized compared to their representation of risk in-force. The size of these policy years at origination, particularly 2005 through 2008, combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses Enact will experience on these policy years, they have become a smaller percentage of its total mortgage insurance portfolio. The concentration of loss reserves has shifted to newer book years in line with changes in risk in-force. As of March 31, 2026, Enact’s 2019 and newer policy years represented approximately 94% of its primary risk in-force and 84% of its total direct primary case reserves.
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
For a discussion of potential impacts of assumption updates and actual variances from expected experience on our results of operations, see “Item 1A—Risk Factors—We may be required to increase our reserves as a result of deviations from our estimates and actuarial assumptions or other reasons, which could have a material adverse effect on our business, results of operations and financial condition” in our 2025 Annual Report on Form 10-K.
Results of our life insurance and annuity products and the financial condition of our long-term care insurance products are also impacted by interest rates. We remeasure our liability for future policy benefits and the related reinsurance recoverables at the single-A bond rate each quarter. As a result, our reported insurance liabilities are sensitive to movements in interest rates, which will likely result in continued volatility to our reserve balances and equity. For a discussion of the potential impacts and risks associated with changes in interest rates, see “Item 1A—Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability” in our 2025 Annual Report on Form 10-K.
We typically see seasonally high mortality in the first quarter, which is favorable for our long-term care insurance products and unfavorable for our life insurance products. While mortality was higher in the first quarter of 2026 compared to the fourth quarter of 2025, it was lower than the first quarter of 2025. However, this was in line with nationwide mortality given a relatively mild respiratory virus season during the first three months of 2026, particularly for the 65 and over age group.
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
Our actual claims experience will emerge over many years, or decades. In recent years, average claim reserves for new claims have trended higher as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts and higher inflation factors going on claim. Although new claim counts on certain of our oldest long-term care insurance blocks of business have reached their peak claim years and will decrease as the blocks run off, we expect overall claims costs to continue to increase as the approximately 588,000 insured individuals in our two largest blocks, Choice I and Choice II, with average attained ages of 78 and 76, respectively, reach their peak claim years, which are age 85 and over.
Additionally, we have observed an increase in the cost of care in our long-term care insurance products, due in part to elevated inflation. Increases in cost of care have resulted in higher claim payments, which could have a material adverse impact on our liquidity, results of operations and financial condition if the increases persist.
The impacts of assumption updates and actual variances from expected experience will continue to drive volatility in our long-term care insurance results, particularly for our unprofitable capped cohorts. Our profitable uncapped cohorts have had a more modest earnings impact related to assumption updates and actual variances from expected experience, to date, as a portion of the impact is reflected in current period results with the remaining majority of the impact recognized over the life of the cohort. However, we may see increased volatility as the uncapped cohorts continue to age, with more of the impact related to assumption updates and actual variances from expected experience recognized immediately in net income (loss). It is important to note that quarterly variations resulting from assumption updates and actual variances from expected experience are typically expected to be relatively small compared to the overall size of our liability for future policy benefits of $44.3 billion, at the locked-in discount rate, for our long-term care insurance products as of March 31, 2026.
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
While we expect renewal premiums to decline over time as the block runs off, benefit reductions elected by policyholders in connection with our in-force rate actions and prior legal settlements have accelerated that decline. However, we expect this decline to be partially offset by future approved rate actions.

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
Mortality levels may deviate each period from historical trends; however, we typically experience seasonally unfavorable mortality in the first quarter of each year. Overall mortality experience was unfavorable during the first quarter of 2026 compared to the fourth quarter of 2025 but improved compared to the first quarter of 2025. We have also experienced unfavorable mortality compared to our then-current and priced-for assumptions in recent years for our universal life insurance block. Reinsurance costs typically increase due to natural aging of the yearly renewable term reinsured blocks. In prior periods, we have received some yearly renewable term reinsurance premium increases from some of our reinsurance partners that reflect unfavorable mortality.
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
Equity market performance was unfavorable in the first quarter of 2026 compared to the fourth and first quarters of 2025. Interest rate performance had a favorable impact in the first quarter of 2026 and the fourth quarter of 2025 compared to an unfavorable impact in the first quarter of 2025.

Segment results of operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table sets forth the results of operations relating to our Closed Block segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$636	$615	$21	3%
Net investment income	691	671	20	3%
Net investment gains (losses)	(27)	30	(57)	(190)%
Policy fees and other income	150	156	(6)	(4)%
Total revenues	1,450	1,472	(22)	(1)%
Benefits and expenses:
Benefits and other changes in policy reserves	1,189	1,188	1	—%
Liability remeasurement (gains) losses	44	4	40	NM⁽¹⁾
Changes in fair value of market risk benefits and associated hedges	10	18	(8)	(44)%
Interest credited	95	99	(4)	(4)%
Acquisition and operating expenses, net of deferrals	132	167	(35)	(21)%
Amortization of deferred acquisition costs and intangibles	51	57	(6)	(11)%
Total benefits and expenses	1,521	1,533	(12)	(1)%
Income (loss) from continuing operations before income taxes	(71)	(61)	(10)	(16)%
Provision (benefit) for income taxes	(10)	(7)	(3)	(43)%
Income (loss) from continuing operations	(61)	(54)	(7)	(13)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	27	(30)	57	190%
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	9	19	(10)	(53)%
Taxes on adjustments	(7)	2	(9)	NM⁽¹⁾
Adjusted operating income (loss)	$(32)	$(63)	$31	49%
______________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)For the three months ended March 31, 2026 and 2025, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(1) million and $1 million, respectively.

The following table sets forth adjusted operating income (loss) for the products included in our Closed Block segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Long-term care insurance	$(34)	$(30)	$(4)	(13)%
Life insurance	(14)	(44)	30	68%
Annuities	16	11	5	45%
Total adjusted operating income (loss)	$(32)	$(63)	$31	49%
Adjusted operating income (loss)
•The adjusted operating loss in our long-term care insurance products increased primarily driven by unfavorable actual variances from expected experience largely due to higher claims and lower terminations in the current year compared to favorable variances in the prior year. These adverse developments were partially offset by net insurance recoveries of $51 million after-tax related to prior legal settlements and higher limited partnership income in the current year.
•The adjusted operating loss in our life insurance products decreased largely due to less unfavorable mortality compared to the prior year.
•Adjusted operating income in our annuity products increased primarily from lower annuitizations and favorable mortality in the current year.
Revenues
Premiums
•Our long-term care insurance products increased $8 million primarily driven by $14 million of higher premiums in the current year from newly implemented in-force rate actions, partially offset by lower renewal premiums from policy terminations and prior benefit reduction elections made by policyholders in connection with our in-force rate actions.
•Our life insurance products increased $13 million largely due to lower ceded premiums in the current year, partially offset by the continued runoff of our in-force blocks.
Net investment income
•Our long-term care insurance products increased $26 million largely due to $31 million of higher income from limited partnerships, partially offset by $5 million of lower income from U.S. Government Treasury Inflation Protected Securities in the current year.
•Our annuity products decreased $7 million primarily attributable to lower average invested assets in the current year driven mostly by block runoff.
Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Policy fees and other income. The decrease was primarily driven by our life insurance products principally due to block runoff.
Benefits and expenses
Benefits and other changes in policy reserves
•Our long-term care insurance products increased $21 million primarily from aging of the in-force block, including higher interest accretion, and a higher unfavorable change in reserves due to an increase in net premiums collected in the current year.

•Our life insurance products decreased $12 million largely due to less unfavorable overall mortality experience, partially offset by a lower favorable change in reserves in our term life insurance products in the current year.
•Our annuity products decreased $8 million primarily due to block runoff and lower annuitizations in the current year as the block ages.
Liability remeasurement (gains) losses
•Our long-term care insurance products had a liability remeasurement loss of $37 million in the current year compared to a gain of $18 million in the prior year. The loss in the current year was principally from unfavorable actual variances from expected experience primarily due to higher claims and lower terminations, partially offset by net insurance recoveries of $23 million related to cash payments made to policyholders in connection with a prior legal settlement. The loss was also attributable to unfavorable cash flow assumption updates principally related to approval and implementation timing of our in-force rate action plan. The gain in the prior year was largely due to favorable actual variances from expected experience primarily driven by higher terminations reflecting seasonally high mortality.
•Our life insurance products had a liability remeasurement loss of $9 million in the current year compared to $25 million in the prior year. The decrease in the loss was primarily attributable to less unfavorable overall mortality experience in the current year.
Changes in fair value of market risk benefits and associated hedges. The decrease in the loss was driven by our annuity products, mainly due to favorable interest rate impacts in the current year compared to unfavorable impacts in the prior year, partially offset by higher unfavorable equity market impacts and lower derivative gains in the current year.
Acquisition and operating expenses, net of deferrals. The decrease was primarily driven by our long-term care insurance products principally from $42 million of net insurance recoveries related to previously incurred legal settlement expenses, partially offset by higher employee-related expenses in the current year.
Amortization of deferred acquisition costs and intangibles. The decrease was primarily driven by lower DAC amortization in our life insurance products in the current year due to block runoff.
Provision (benefit) for income taxes. The tax benefit for both the three months ended March 31, 2026 and 2025 was primarily related to the pre-tax loss, partially offset by tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income.
Closed Block selected operating performance measures
Long-term care insurance
Liability remeasurement (gains) losses
We include expectations for benefit reductions related to in-force rate actions and other benefit reductions outside of in-force rate actions in our assumptions for the liability for future policy benefits, which have impacted and will continue to impact our reported U.S. GAAP financial results. We update the net premium ratio quarterly for actual variances from expected experience; therefore, forecasted cash flow assumptions will be replaced with actual cash flows each quarter with any difference recorded in net income (loss). As a result, variances between actual experience and our expectations for benefit reductions will be reflected in liability remeasurement (gains) losses in our operating results on a quarterly basis.

The following table sets forth the pre-tax components of the liability remeasurement (gains) losses, net of reinsurance, of our long-term care insurance products for the periods indicated:

	Three months ended March 31,		(Favorable) unfavorable change and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Cash flow assumption updates	$8	$(1)	$9	NM⁽¹⁾
Actual variances from expected experience	29	(17)	46	NM⁽¹⁾
Total liability remeasurement (gains) losses	$37	$(18)	$55	NM⁽¹⁾
_______________________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
For additional discussion of liability remeasurement (gains) losses, see the comparison for this line item above.
In-force management actions
As part of our strategy for our long-term care insurance products, we have been implementing, and expect to continue to pursue, significant premium rate increases and associated benefit reductions as well as other reduced benefit options outside of in-force rate actions in order to maintain the self-sustainability of our legacy insurance subsidiaries and reduce the strain on earnings and capital in our Closed Block segment.
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
The following table sets forth filing approvals as part of our multi-year in-force rate action plan for the periods indicated:

	Three months ended March 31,
(Dollar amounts in millions)	2026	2025
State filings approved	14	19
Impacted in-force premiums	$21	$85
Weighted-average percentage rate increase approved	25%	28%
Gross incremental premiums approved	$5	$24
During the three months ended March 31, 2026, we also submitted six new filings on approximately $72 million in annualized in-force premiums. We received an additional $45 million of gross incremental premium approvals in April 2026.
We estimate that the cumulative economic benefit of approved rate increases and benefit reductions from 2012 through the first quarter of 2026 was approximately $34.5 billion, on a net present value basis.
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
We continue to work closely with the National Association of Insurance Commissioners and state regulators to demonstrate the broad-based need for actuarially justified rate increases in order to pay future claims. Because obtaining actuarially justified rate increases and associated benefit reductions is important to our ability to pay future claims and reduces cross-state premium inequities, we will consider litigation against states that decline to approve those actuarially justified rate increases. As of March 31, 2026, we were in litigation with one state that has refused to approve actuarially justified rate increases for certain products.
Corporate and Other
Results of operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$2	$2	$—	—%
Net investment income	3	5	(2)	(40)%
Net investment gains (losses)	7	—	7	NM⁽¹⁾
Policy fees and other income	3	—	3	NM⁽¹⁾
Total revenues	15	7	8	114%
Benefits and expenses:
Benefits and other changes in policy reserves	(2)	(2)	—	—%
Acquisition and operating expenses, net of deferrals	34	19	15	79%
Amortization of deferred acquisition costs and intangibles	2	1	1	100%
Interest expense	13	14	(1)	(7)%
Total benefits and expenses	47	32	15	47%
Income (loss) from continuing operations before income taxes	(32)	(25)	(7)	(28)%
Provision (benefit) for income taxes	(5)	(3)	(2)	(67)%
Income (loss) from continuing operations	(27)	(22)	(5)	(23)%
Adjustments to income (loss) loss from continuing operations:
Net investment (gains) losses	(7)	—	(7)	NM⁽¹⁾
Expenses related to restructuring	2	(2)	4	200%
Taxes on adjustments	1	1	—	—%
Adjusted operating income (loss)	$(31)	$(23)	$(8)	(35)%
_____________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income (loss)
The adjusted operating loss increased primarily driven by higher expenses related to CareScout Services growth initiatives and higher employee-related expenses, partially offset by higher revenue from CareScout Services in the current year.

Investments and Derivative Instruments
Trends and conditions
Investments
During the three months ended March 31, 2026, our investment portfolio was impacted, and we believe will continue to be impacted, by the following macroeconomic trends:
•The U.S. Federal Reserve kept interest rates unchanged during its January and March 2026 meetings while it continued to monitor labor market conditions and inflation, including impacts from rising energy prices due to developments in the Middle East.
•During the first quarter of 2026, both short- and long-term U.S. Treasury yields increased compared to December 31, 2025.
•Credit spreads tightened in the beginning of the first quarter of 2026 but ended the quarter wider compared to December 31, 2025 driven by heightened market concerns regarding the disruptive impact of artificial intelligence on software companies and geopolitical instability in the Middle East, which pushed energy prices higher and contributed to broader global inflationary pressures. Equity markets mirrored these trends and fluctuations during the first quarter of 2026.
•As of March 31, 2026, our fixed maturity securities portfolio, which was 97% investment grade, comprised 75% of our total invested assets and cash.
Derivatives
•As of March 31, 2026, $886 million notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”).
•The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of March 31, 2026, we posted initial margin of $76 million to our clearing agents, which represented $38 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings.
•As of March 31, 2026, $12.4 billion notional of our derivatives portfolio was in bilateral over-the-counter derivative transactions pursuant to which we have posted aggregate independent amounts of $585 million and are holding collateral from counterparties in the amount of $3 million.

Investment results
The following table sets forth information about investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended March 31,				Increase (decrease)
	2026		2025		2026 vs. 2025
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$556	4.6%	$559	—%	$(3)
Equity securities	1.5%	2	2.4%	3	(0.9)%	(1)
Commercial mortgage loans	4.8%	76	4.6%	73	0.2%	3
Policy loans	6.6%	38	6.2%	36	0.4%	2
Limited partnerships (1)	4.3%	38	1.0%	8	3.3%	30
Other invested assets (2)	34.2%	60	41.7%	61	(7.5)%	(1)
Cash, cash equivalents, restricted cash and short-term investments	3.6%	19	4.5%	22	(0.9)%	(3)
Gross investment income before expenses and fees	5.0%	789	4.8%	762	0.2%	27
Expenses and fees	(0.2)%	(23)	(0.2)%	(23)	—%	—
Net investment income	4.8%	$766	4.6%	$739	0.2%	$27
Average invested assets and cash		$63,612		$63,699		$(87)
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
For the three months ended March 31, 2026, gross annualized weighted-average investment yields increased driven by higher net investment income on lower average invested assets. Net investment income increased largely from higher income from limited partnerships in the current year.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2026	2025
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$6	$4
Realized losses	(27)	(8)
Net realized gains (losses) on available-for-sale fixed maturity securities	(21)	(4)
Net realized gains (losses) on equity securities sold	—	1
Total net realized investment gains (losses)	(21)	(3)
Net change in allowance for credit losses on available-for-sale fixed maturity securities	—	(4)
Net unrealized gains (losses) on equity securities still held	(19)	(14)
Net unrealized gains (losses) on limited partnerships	3	38
Commercial mortgage loans	1	3
Derivative instruments	11	6
Other	(1)	1
Net investment gains (losses)	$(26)	$27
•We recorded $17 million of higher net realized losses related to the sale of available-for-sale fixed maturity securities in the current year as a result of portfolio repositioning.
•We recorded $35 million of lower net unrealized gains on limited partnerships in the current year driven by less favorable private equity market performance compared to the prior year.
Investment portfolio
The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	March 31, 2026		December 31, 2025
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Available-for-sale fixed maturity securities:
Public	$30,676	51%	$31,251	51%
Private	14,419	24	14,511	24
Equity securities	544	1	555	1
Commercial mortgage loans, net	6,293	10	6,304	10
Policy loans	2,301	4	2,297	4
Limited partnerships	3,528	6	3,484	6
Other invested assets	770	1	770	1
Cash, cash equivalents and restricted cash	2,120	3	2,036	3
Total cash, cash equivalents and invested assets	$60,651	100%	$61,208	100%
For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for these line items under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.
We hold fixed maturity and equity securities, limited partnerships, derivatives, embedded derivatives and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of March 31, 2026, approximately 6% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.
Other invested assets
The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	March 31, 2026		December 31, 2025
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Bank loan investments	$538	70%	$527	68%
Corporate-owned life insurance investments	119	15	115	15
Derivatives	32	4	39	5
Short-term investments	29	4	37	5
Other investments	52	7	52	7
Total other invested assets	$770	100%	$770	100%
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

(Notional in millions)	Measurement	December 31, 2025	Additions	Maturities/ terminations	March 31, 2026
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,058	$—	$(324)	$7,734
Foreign currency swaps	Notional	156	—	—	156
Forward bond purchase commitments	Notional	2,964	106	—	3,070
Total cash flow hedges		11,178	106	(324)	10,960
Total derivatives designated as hedges		11,178	106	(324)	10,960
Derivatives not designated as hedges
Equity index options	Notional	503	110	(145)	468
Financial futures	Notional	989	1,236	(1,339)	886
Forward bond purchase commitments	Notional	500	—	—	500
Foreign currency forward contracts	Notional	521	519	(521)	519
Total derivatives not designated as hedges		2,513	1,865	(2,005)	2,373
Total derivatives		$13,691	$1,971	$(2,329)	$13,333

(Number of policies)	Measurement	December 31, 2025	Additions	Maturities/ terminations	March 31, 2026
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	4,171	—	(169)	4,002
Indexed universal life embedded derivatives	Policies	688	—	—	688
The decrease in the notional value of derivatives was primarily attributable to a decrease in interest rate swaps that support our long-term care insurance products.
The number of policies with embedded derivatives decreased as these products are no longer being offered and continue to run off.

Consolidated Balance Sheets
Total assets. Total assets decreased $1,310 million from $88,083 million as of December 31, 2025 to $86,773 million as of March 31, 2026.
•Invested assets decreased $641 million primarily attributable to a decrease of $667 million in fixed maturity securities predominantly driven by higher interest rates and widening credit spreads decreasing the fair value of our fixed maturity investment portfolio, partially offset by net purchases in the current year.
•Cash and cash equivalents increased $84 million largely due to net insurance recoveries received in the current year related to prior legal settlements in the long-term care insurance products in our Closed Block segment.
•Reinsurance recoverable decreased $464 million primarily due to an increase in the single-A interest rate used to discount the reinsurance recoverable, partially offset by the runoff of certain ceded products in the current year.
Total liabilities. Total liabilities decreased $1,384 million from $78,316 million as of December 31, 2025 to $76,932 million as of March 31, 2026.
•The liability for future policy benefits decreased $1,146 million primarily from an increase in the single-A interest rate used to discount the liability for future policy benefits and from the runoff of our fixed annuity and life insurance products. The decrease was partially offset by an increase in our long-term care insurance reserves, at the locked-in discount rate, largely driven by aging of the in-force block, including higher interest accretion, partially offset by benefit payments outpacing premiums collected in the current year.

Total equity. Total equity increased $74 million from $9,767 million as of December 31, 2025 to $9,841 million as of March 31, 2026.
•We reported net income available to Genworth Financial, Inc.’s common stockholders of $47 million for the three months ended March 31, 2026.
•Unrealized gains (losses) on investments decreased total equity by $539 million primarily due to an increase in interest rates and widening credit spreads in the current year.
•The change in the discount rate used to measure future policy benefits and related reinsurance recoverables increased total equity by $649 million largely attributable to an increase in the single-A interest rate in the current year.
•Treasury stock increased $67 million due to the repurchase of Genworth Financial’s common stock, at cost, including excise taxes and other associated costs, resulting in a decrease to total equity in the current year.
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

The following table sets forth our unaudited condensed consolidated cash flows for the three months ended March 31:

(Amounts in millions)	2026	2025
Net cash from (used by) operating activities	$91	$34
Net cash from (used by) investing activities	(5)	(14)
Net cash from (used by) financing activities	(2)	(177)
Net increase (decrease) in cash and cash equivalents	$84	$(157)
We had higher net cash inflows from operating activities in the current year primarily driven by net insurance recoveries received related to prior legal settlements in the long-term care insurance products in our Closed Block segment.
We had lower net cash outflows from investing activities in the current year mainly due to settlement timing of investment trades, partially offset by commercial mortgage loan payments outpacing originations at a lower rate.
Net cash outflows related to financing activities were lower primarily due to new funding agreement deposits in the current year.
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
Enact Holdings’ capital allocation strategy includes supporting its existing policyholders, growing its mortgage insurance business, funding attractive new business opportunities and returning capital to its shareholders. During the first quarter of 2026, Enact Holdings completed the repurchase of shares under the $350 million share repurchase authorization that it had announced on April 30, 2025. On February 3, 2026, Enact Holdings announced the authorization of a new share repurchase program under which it may repurchase up to $500 million of its common stock. Genworth Holdings entered into an agreement with Enact Holdings to participate in the share repurchase program in order to maintain its ownership interest in Enact Holdings. As the majority shareholder, Genworth Holdings received $99 million of capital returns from Enact Holdings during the three months ended March 31, 2026, comprised of share repurchases and a quarterly dividend. Enact Holdings expects the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including Enact Holdings’ stock price, capital availability, business and market conditions, regulatory requirements and debt covenant restrictions, among other factors.
On May 5, 2026, Enact Holdings announced an increase of its quarterly dividend from $0.21 to $0.24 per share, payable in June 2026. Future dividend payments will be subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial and will also be dependent on a variety of economic, market and business conditions, among other considerations.
On September 18, 2025, Genworth Financial announced that its Board of Directors had authorized a share repurchase program under which Genworth Financial may purchase up to $350 million of its outstanding common stock. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. Pursuant to the program, during the three months ended March 31, 2026, Genworth Financial repurchased 7,713,425 shares of its common stock at an average price of $8.61 per share for a total of $66 million before excise taxes and other costs. In April 2026, Genworth Financial repurchased 2,197,918 shares of its common stock through a Rule 10b5-1 trading plan at an average price of $8.53 per share, leaving approximately $175 million available for repurchase under the program as of April 30, 2026. Further share repurchases will continue to be funded from holding company capital, as well as future cash flow generation, including expected capital returns from Enact Holdings. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
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
Genworth Holdings had $166 million and $234 million of unrestricted cash and cash equivalents as of March 31, 2026 and December 31, 2025, respectively. The decrease was principally driven by annual employee benefit payments, which were advanced by our subsidiaries in 2025, and repurchases of Genworth Financial’s common stock, partially offset by capital returns from Enact Holdings. The $166 million of Genworth Holdings’ cash and cash equivalents included approximately $50 million of cash held for future obligations, including advance cash payments from our subsidiaries. We do not consider this cash held for future obligations when evaluating holding company liquidity for the purposes of allocating capital or computing our cash position relative to the cash management target discussed below. We believe Genworth Holdings’ unrestricted cash and cash equivalents provide sufficient liquidity to meet its financial obligations over the next twelve months as well as in the longer term. We expect Genworth Holdings’ liquidity to continue to be impacted by the amounts and timing of Genworth Financial’s share repurchases, investments in CareScout, and future dividends and other forms of capital returns from Enact Holdings.
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
AXA and Santander litigation
As previously disclosed, in connection with pending litigation between AXA and Santander related to the payment protection insurance (“PPI”) mis-selling losses, Genworth has certain rights to share in any recoveries by AXA to recoup payments it previously made to AXA for the underlying PPI mis-selling losses. Genworth is not a named party in the litigation with Santander, and, therefore, does not ultimately control the litigation. On July 25, 2025, the High Court issued a liability judgment in favor of AXA in the legal proceedings against Santander. The judgment found Santander liable for AXA’s losses resulting from Santander’s mis-selling. The judge awarded AXA damages, interest and costs of approximately £680 million ($911 million based on the exchange rate at that point in time). Santander subsequently applied for permission to appeal, and the Court of Appeal granted that request on October 21, 2025. AXA sought permission to cross-appeal certain aspects of the High Court judgment and was granted permission in January 2026. The hearing before the Court of Appeal has been scheduled for July 21 to July 23, 2026.
Under prior agreements between Genworth and AXA, Genworth is entitled to share in funds that AXA recovers from third parties related to the mis-selling losses. In November 2025, we received £15 million ($20 million) from AXA related to a portion of the liability judgment not subject to dispute. If the appeal is resolved in favor of AXA, Genworth could be entitled to receive a total recovery of approximately $750 million, depending upon the applicable exchange rate at that time. Loss recoveries have not been factored into our capital allocation plans, including the sizing of the share repurchase program authorized in September 2025. We would expect to deploy any loss recoveries in line with our stated capital allocation priorities, which are investing in growth through CareScout, returning cash to shareholders through our share repurchase program and opportunistically paying down debt.
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
During the three months ended March 31, 2026, Genworth Holdings repurchased $3 million and $2 million principal amount of its fixed rate senior notes due in 2034 and its floating rate junior subordinated notes due in 2066, respectively.
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
We have observed an increase in the cost of care in our long-term care insurance products in our Closed Block segment in recent years due in part to elevated inflation. These inflationary pressures have not had a significant impact on our liquidity to date; however, if these conditions persist, they could have a material adverse impact on our liquidity, results of operations and financial condition. We will continue to monitor macroeconomic trends, including inflation, to help mitigate any potential adverse impacts to our liquidity. We also expect overall claims costs to continue to increase over time as our blocks age, with peak claim years over a decade away. For information on discounted and undiscounted expected future benefit payments, see note 8 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.” We also expect renewal premiums on the in-force block of our long-term care insurance products in our Closed Block segment to decline over time as the block runs off and as policyholders elect benefit reductions in connection with our in-force rate actions; however, we expect this decline to be partially offset by future approved rate actions.
Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain long-term care and life insurance policies, are typically matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are typically matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of March 31, 2026, our total cash, cash equivalents and invested assets were $60.7 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments, select mortgage-backed and asset-backed securities, bank loans and corporate-owned life insurance are relatively illiquid. These asset classes represented approximately 45% of the carrying value of our total cash, cash equivalents and invested assets as of March 31, 2026.

Off-balance sheet commitments, guarantees and contractual obligations
As of March 31, 2026, we were committed to fund $1,905 million in limited partnership investments, $656 million in private placement investments, $119 million of bank loan investments and $10 million in commercial mortgage loan investments.
As of March 31, 2026, there have been no material additions or changes to guarantees provided by Genworth Financial and Genworth Holdings or to our contractual obligations as compared to the amounts disclosed within our 2025 Annual Report on Form 10-K filed on February 27, 2026.
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
Excluding investments in subsidiaries, the assets, liabilities and results of operations of Genworth Financial and Genworth Holdings, on a combined basis, are not material to the consolidated financial position or the consolidated results of operations of Genworth. In addition, other than Genworth Holdings, Genworth Financial does not guarantee any other security registered with the SEC by its subsidiaries. Therefore, in accordance with Rule 13-01 of Regulation S-X, we are permitted, and we elected, to exclude the summarized financial information for both the issuer (Genworth Holdings) and guarantor (Genworth Financial) of the registered debt securities.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, equity prices and foreign currency exchange rates. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. There were no material changes in our market risks since December 31, 2025. See “—Trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions, including changes in interest rates.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2026
During the three months ended March 31, 2026, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See note 16 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.
Item 1A. Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2025 Annual Report on Form 10-K, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Common Stock
The following table sets forth information regarding Genworth Financial’s share repurchases during the three months ended March 31, 2026:

(Dollar amounts in millions, except per share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar amount of shares that may yet be purchased under the program (1)
January 1, 2026 through January 31, 2026	2,184,691	$8.70	2,184,691	$241
February 1, 2026 through February 28, 2026	2,806,130	$8.74	2,806,130	$217
March 1, 2026 through March 31, 2026	2,722,604	$8.40	2,722,604	$194
Total	7,713,425		7,713,425
______________
(1)On September 18, 2025, Genworth Financial announced that its Board of Directors had authorized a share repurchase program under which Genworth Financial may purchase up to $350 million of its outstanding common stock. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time. For additional information on the share repurchase program, including certain repurchases made subsequent to periods provided in the chart above, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Item 5.    Other Information
During the three months ended March 31, 2026, no directors or officers of Genworth adopted or terminated any contract, instruction or written plan for the purchase or sale of Genworth’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” as defined under the securities laws.

Item 6.    Exhibits

Number	Description
3.1
Amended and Restated Certificate of Incorporation of Genworth Financial, Inc., effective as of June 6, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 7, 2024)

3.2	Amended and Restated Bylaws of Genworth Financial, Inc., effective as of October 18, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed on October 22, 2024)

10.1§	Form of 2026-2028 Restricted Stock Unit Award Agreement under the 2025 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

10.2§	Form of 2026-2028 Performance Stock Unit Award Agreement under the 2025 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Jerome T. Upton (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Jerome T. Upton (filed herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

______________
§Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: May 6, 2026

	By:	/s/ Darren W. Woodell
Darren W. Woodell Vice President and Controller (Principal Accounting Officer)