Form 10-Q
period 2026-06-30
GENWORTH FINANCIAL INC
filed 2026-08-06
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, 377,851,037 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value and share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $48,228 and $48,150, respectively, and allowance for credit losses of $22 and $23, respectively)	$45,264	$45,762
Equity securities, at fair value	564	555
Commercial mortgage loans	6,408	6,363
Less: Allowance for credit losses	(57)	(59)
Commercial mortgage loans, net	6,351	6,304
Policy loans	2,385	2,297
Limited partnerships	3,538	3,484
Other invested assets	871	770
Total investments	58,973	59,172
Cash, cash equivalents and restricted cash	1,986	2,036
Accrued investment income	555	603
Deferred acquisition costs	1,497	1,586
Intangible assets and goodwill	201	198
Reinsurance recoverable	17,412	17,860
Less: Allowance for credit losses	(21)	(23)
Reinsurance recoverable, net	17,391	17,837
Other assets	474	418
Deferred tax asset	1,811	1,800
Market risk benefit assets	79	64
Separate account assets	4,396	4,369
Total assets	$87,363	$88,083
Liabilities and equity
Liabilities:
Future policy benefits	$54,508	$55,228
Policyholder account balances	13,895	13,843
Market risk benefit liabilities	366	413
Liability for policy and contract claims	757	727
Unearned premiums	81	92
Other liabilities	2,095	2,131
Long-term borrowings	1,500	1,513
Separate account liabilities	4,396	4,369
Total liabilities	77,598	78,316
Commitments and contingencies (Note 16)
Equity:
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 608,633,288 and 607,393,280 shares issued, respectively; 378,357,289 and 391,836,579 shares outstanding, respectively	1	1
Additional paid-in capital	11,885	11,888
Accumulated other comprehensive income (loss)	(1,307)	(1,324)
Retained earnings	1,777	1,684
Treasury stock, at cost (230,275,999 and 215,556,701 shares, respectively)	(3,628)	(3,499)
Total Genworth Financial, Inc.’s stockholders’ equity	8,728	8,750
Noncontrolling interests	1,037	1,017
Total equity	9,765	9,767
Total liabilities and equity	$87,363	$88,083
See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
Premiums	$875	$865	$1,756	$1,727
Net investment income	836	802	1,602	1,541
Net investment gains (losses)	37	(28)	11	(1)
Policy fees and other income	153	157	309	315
Total revenues	1,901	1,796	3,678	3,582
Benefits and expenses:
Benefits and other changes in policy reserves	1,233	1,195	2,457	2,412
Liability remeasurement (gains) losses	132	60	176	64
Changes in fair value of market risk benefits and associated hedges	(17)	(10)	(7)	8
Interest credited	96	94	191	193
Acquisition and operating expenses, net of deferrals	268	249	481	485
Amortization of deferred acquisition costs and intangibles	54	57	109	117
Interest expense	26	26	51	52
Total benefits and expenses	1,792	1,671	3,458	3,331
Income (loss) from continuing operations before income taxes	109	125	220	251
Provision (benefit) for income taxes	26	35	57	71
Income (loss) from continuing operations	83	90	163	180
Income (loss) from discontinued operations, net of taxes	(2)	(7)	(3)	(12)
Net income (loss)	81	83	160	168
Less: net income (loss) attributable to noncontrolling interests	34	32	66	63
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$47	$51	$94	$105
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.13	$0.14	$0.25	$0.28
Diluted	$0.13	$0.14	$0.25	$0.28
Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.12	$0.12	$0.24	$0.25
Diluted	$0.12	$0.12	$0.24	$0.25
Weighted-average common shares outstanding:
Basic	381.3	413.2	384.7	415.7
Diluted	386.3	417.5	390.0	420.2
See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss)	$81	$83	$160	$168
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	99	130	(453)	635
Net unrealized gains (losses) on securities with an allowance for credit losses	1	4	4	5
Derivatives qualifying as hedges	(18)	(155)	(25)	(112)
Change in the discount rate used to measure future policy benefits	(167)	66	482	(253)
Change in instrument-specific credit risk of market risk benefits	1	1	1	—
Foreign currency translation and other adjustments	1	12	(2)	14
Total other comprehensive income (loss)	(83)	58	7	289
Total comprehensive income (loss)	(2)	141	167	457
Less: comprehensive income (loss) attributable to noncontrolling interests	34	41	56	82
Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(36)	$100	$111	$375
See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)
(Unaudited)

	Three months ended June 30, 2026
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of March 31, 2026	$1	$11,873	$(1,224)	$1,731	$(3,566)	$8,815	$1,026	$9,841
Repurchase of subsidiary shares							(18)	(18)
Comprehensive income (loss):
Net income (loss)				47		47	34	81
Other comprehensive income (loss), net of taxes			(83)			(83)	—	(83)
Total comprehensive income (loss)						(36)	34	(2)
Treasury stock acquired in connection with share repurchases					(62)	(62)		(62)
Dividends to noncontrolling interests							(6)	(6)
Stock-based compensation expense and exercises and other		12		(1)		11	1	12
Balances as of June 30, 2026	$1	$11,885	$(1,307)	$1,777	$(3,628)	$8,728	$1,037	$9,765

	Three months ended June 30, 2025
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of March 31, 2025	$1	$11,862	$(1,422)	$1,516	$(3,297)	$8,660	$971	$9,631
Repurchase of subsidiary shares							(16)	(16)
Comprehensive income (loss):
Net income (loss)				51		51	32	83
Other comprehensive income (loss), net of taxes			49			49	9	58
Total comprehensive income (loss)						100	41	141
Treasury stock acquired in connection with share repurchases					(30)	(30)		(30)
Dividends to noncontrolling interests							(6)	(6)
Stock-based compensation expense and exercises and other		9		(1)		8	1	9
Balances as of June 30, 2025	$1	$11,871	$(1,373)	$1,566	$(3,327)	$8,738	$991	$9,729
See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY, CONTINUED
(Amounts in millions)
(Unaudited)

	Six months ended June 30, 2026
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2025	$1	$11,888	$(1,324)	$1,684	$(3,499)	$8,750	$1,017	$9,767
Repurchase of subsidiary shares							(36)	(36)
Comprehensive income (loss):
Net income (loss)				94		94	66	160
Other comprehensive income (loss), net of taxes			17			17	(10)	7
Total comprehensive income (loss)						111	56	167
Treasury stock acquired in connection with share repurchases					(129)	(129)		(129)
Dividends to noncontrolling interests							(12)	(12)
Stock-based compensation expense and exercises and other		(3)		(1)		(4)	12	8
Balances as of June 30, 2026	$1	$11,885	$(1,307)	$1,777	$(3,628)	$8,728	$1,037	$9,765

	Six months ended June 30, 2025
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2024	$1	$11,875	$(1,643)	$1,462	$(3,251)	$8,444	$937	$9,381
Repurchase of subsidiary shares							(28)	(28)
Comprehensive income (loss):
Net income (loss)				105		105	63	168
Other comprehensive income (loss), net of taxes			270			270	19	289
Total comprehensive income (loss)						375	82	457
Treasury stock acquired in connection with share repurchases					(76)	(76)		(76)
Dividends to noncontrolling interests							(11)	(11)
Stock-based compensation expense and exercises and other		(4)		(1)		(5)	11	6
Balances as of June 30, 2025	$1	$11,871	$(1,373)	$1,566	$(3,327)	$8,738	$991	$9,729
See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from (used by) operating activities:
Net income (loss)	$160	$168
Less (income) loss from discontinued operations, net of taxes	3	12
Adjustments to reconcile net income (loss) to net cash from (used by) operating activities:
Amortization of fixed maturity securities discounts and premiums	(92)	(69)
Net investment (gains) losses	(11)	1
Changes in fair value of market risk benefits and associated hedges	(7)	8
Charges assessed to policyholders	(265)	(276)
Amortization of deferred acquisition costs and intangibles	109	117
Deferred income taxes	4	(20)
Derivative instruments, limited partnerships and other	(159)	(160)
Long-term incentive compensation expense	35	25
Change in certain assets and liabilities:
Accrued investment income and other assets	(69)	(50)
Insurance reserves	489	336
Current tax liabilities	—	(20)
Other liabilities, policy and contract claims and other policy-related balances	(50)	(11)
Cash from (used by) operating activities—discontinued operations	(4)	(21)
Net cash from (used by) operating activities	143	40
Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	1,647	1,260
Commercial mortgage loans	364	313
Limited partnerships and other invested assets	161	102
Proceeds from sales of investments:
Fixed maturity and equity securities	1,203	1,042
Purchases and originations of investments:
Fixed maturity and equity securities	(2,812)	(2,103)
Commercial mortgage loans	(408)	(259)
Limited partnerships and other invested assets	(264)	(226)
Short-term investments, net	(41)	(6)
Policy loans, net	1	52
Other	(28)	(15)
Net cash from (used by) investing activities	(177)	160
Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	549	258
Withdrawals from universal life and investment contracts	(376)	(562)
Repayment and repurchase of long-term debt	(15)	—
Repurchase of subsidiary shares	(36)	(28)
Treasury stock acquired in connection with share repurchases	(130)	(77)
Dividends paid to noncontrolling interests	(12)	(11)
Other, net	4	(31)
Net cash from (used by) financing activities	(16)	(451)
Net change in cash, cash equivalents and restricted cash	(50)	(251)
Cash, cash equivalents and restricted cash at beginning of period	2,036	2,048
Cash, cash equivalents and restricted cash at end of period	$1,986	$1,797
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
•Closed Block. We service a variety of protection and retirement income products that were previously sold through Genworth Life Insurance Company (“GLIC”) and its subsidiaries, collectively referred to as our “legacy insurance subsidiaries.” Our primary protection products include long-term care and life insurance. Long-term care insurance products are intended to protect against the significant and escalating costs of long-term care services provided in the insured’s home or assisted living or nursing facilities. Our life insurance products include traditional and non-traditional life insurance (term, universal, term universal and corporate-owned life insurance) as well as funding agreements. Our retirement income products include fixed and variable annuities.
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
On September 18, 2025, Genworth Financial announced that its Board of Directors had authorized a share repurchase program under which Genworth Financial may purchase up to $350 million of its outstanding common stock. Under the

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. Pursuant to the program, during the six months ended June 30, 2026, Genworth Financial repurchased 14,719,298 shares of its common stock at an average price of $8.67 per share for a total cost of $129 million, including excise taxes and other costs paid in connection with acquiring the shares. The repurchased shares were recorded at cost and presented as treasury stock in a separate caption in equity in our condensed consolidated balance sheets.
In July 2026, Genworth Financial repurchased 514,057 shares of its common stock through a Rule 10b5-1 trading plan at an average price of $9.24 per share, leaving approximately $128 million available for repurchase under the share repurchase program as of July 31, 2026. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2026	2025	2026	2025
Weighted-average common shares used in basic earnings (loss) per share calculations	381.3	413.2	384.7	415.7
Potentially dilutive securities:
Performance stock units, restricted stock units and other equity-based awards	5.0	4.3	5.3	4.5
Weighted-average common shares used in diluted earnings (loss) per share calculations	386.3	417.5	390.0	420.2
Income (loss) from continuing operations:
Income (loss) from continuing operations	$83	$90	$163	$180
Less: net income (loss) from continuing operations attributable to noncontrolling interests	34	32	66	63
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$49	$58	$97	$117
Basic per share	$0.13	$0.14	$0.25	$0.28
Diluted per share	$0.13	$0.14	$0.25	$0.28
Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$(2)	$(7)	$(3)	$(12)
Basic per share	$(0.01)	$(0.02)	$(0.01)	$(0.03)
Diluted per share	$(0.01)	$(0.02)	$(0.01)	$(0.03)
Net income (loss):
Income (loss) from continuing operations	$83	$90	$163	$180
Income (loss) from discontinued operations, net of taxes	(2)	(7)	(3)	(12)
Net income (loss)	81	83	160	168
Less: net income (loss) attributable to noncontrolling interests	34	32	66	63
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$47	$51	$94	$105
Basic per share	$0.12	$0.12	$0.24	$0.25
Diluted per share	$0.12	$0.12	$0.24	$0.25

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) Investments
(a)Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2026	2025	2026	2025
Fixed maturity securities	$592	$570	$1,148	$1,129
Equity securities	3	3	5	6
Commercial mortgage loans	75	72	151	145
Policy loans	36	32	74	68
Limited partnerships	74	69	112	77
Other invested assets (1)	63	62	123	123
Cash, cash equivalents, restricted cash and short-term investments	19	19	38	41
Gross investment income before expenses and fees	862	827	1,651	1,589
Expenses and fees	(26)	(25)	(49)	(48)
Net investment income	$836	$802	$1,602	$1,541
_____________
(1)Includes amounts related to derivative instruments. See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(b)Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2026	2025	2026	2025
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$29	$7	$35	$11
Realized losses	(34)	(25)	(61)	(33)
Net realized gains (losses) on available-for-sale fixed maturity securities	(5)	(18)	(26)	(22)
Net realized gains (losses) on equity securities sold	—	4	—	5
Total net realized investment gains (losses)	(5)	(14)	(26)	(17)
Net change in allowance for credit losses on available-for-sale fixed maturity securities	1	(11)	1	(15)
Write-down of available-for-sale fixed maturity securities (1)	—	(4)	—	(4)
Net unrealized gains (losses) on equity securities still held	59	32	40	18
Net unrealized gains (losses) on limited partnerships	(21)	25	(18)	63
Commercial mortgage loans	1	(20)	2	(17)
Derivative instruments (2)	3	(36)	14	(30)
Other	(1)	—	(2)	1
Net investment gains (losses)	$37	$(28)	$11	$(1)
_____________________
(1)Represents write-down of securities deemed uncollectible or that we intend to sell or will be required to sell prior to recovery of the amortized cost basis.
(2)See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
See Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale fixed maturity securities. The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity securities as of and for the three months ended June 30, 2026:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
Non-U.S. government	$6	$—	$—	$—	$—	$—	$—	$6
U.S. corporate	10	—	1	—	—	—	—	11
Non-U.S. corporate	4	—	(2)	—	—	—	—	2
Commercial mortgage-backed	3	—	—	—	—	—	—	3
Total available-for-sale fixed maturity securities	$23	$—	$(1)	$—	$—	$—	$—	$22
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity securities as of and for the six months ended June 30, 2026:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
Non-U.S. government	$2	$—	$4	$—	$—	$—	$—	$6
U.S. corporate	8	—	3	—	—	—	—	11
Non-U.S. corporate	9	—	(4)	(3)	—	—	—	2
Commercial mortgage-backed	4	—	(1)	—	—	—	—	3
Total available-for-sale fixed maturity securities	$23	$—	$2	$(3)	$—	$—	$—	$22
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(c)Unrealized Investment Gains and Losses
Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	June 30, 2026	December 31, 2025
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses	$(2,939)	$(2,356)
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses	(3)	(9)
Adjustments to policyholder contract balances	73	66
Income taxes, net	428	307
Net unrealized investment gains (losses)	(2,441)	(1,992)
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	(15)	(5)
Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(2,426)	$(1,987)
The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2026	2025	2026	2025
Beginning balance	$(2,526)	$(2,660)	$(1,987)	$(3,156)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	127	150	(603)	799
Adjustments to policyholder contract balances	(4)	1	7	(9)
(Provision) benefit for income taxes	(27)	(31)	126	(167)
Change in unrealized gains (losses) on investment securities	96	120	(470)	623
Reclassification adjustments to net investment (gains) losses (1)	4	14	21	17
Change in net unrealized investment gains (losses)	100	134	(449)	640
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	—	10	(10)	20
Ending balance	$(2,426)	$(2,536)	$(2,426)	$(2,536)
_____________
(1)Net of taxes of $(1) million and $(4) million during the three months ended June 30, 2026 and 2025, respectively, and $(5) million during both the six months ended June 30, 2026 and 2025.
Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(d)Fixed Maturity Securities
As of June 30, 2026, the amortized cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,001	$39	$(416)	$—	$3,624
State and political subdivisions	2,261	7	(269)	—	1,999
Non-U.S. government	1,393	25	(79)	(6)	1,333
U.S. corporate:
Utilities	4,894	62	(402)	(3)	4,551
Energy	2,498	52	(129)	—	2,421
Finance and insurance	7,340	67	(536)	—	6,871
Consumer—non-cyclical	4,643	69	(314)	(8)	4,390
Technology and communications	2,721	38	(279)	—	2,480
Industrial	949	7	(89)	—	867
Capital goods	2,351	45	(117)	—	2,279
Consumer—cyclical	1,270	14	(77)	—	1,207
Transportation	1,100	31	(79)	—	1,052
Other	250	1	(14)	—	237
Total U.S. corporate	28,016	386	(2,036)	(11)	26,355
Non-U.S. corporate:
Utilities	618	2	(35)	—	585
Energy	937	18	(35)	(2)	918
Finance and insurance	1,748	24	(83)	—	1,689
Consumer—non-cyclical	593	3	(65)	—	531
Technology and communications	781	6	(66)	—	721
Industrial	749	12	(26)	—	735
Capital goods	725	7	(32)	—	700
Consumer—cyclical	226	1	(10)	—	217
Transportation	503	10	(23)	—	490
Other	442	8	(18)	—	432
Total non-U.S. corporate	7,322	91	(393)	(2)	7,018
Residential mortgage-backed	1,099	8	(38)	—	1,069
Commercial mortgage-backed	1,605	2	(243)	(3)	1,361
Other asset-backed	2,531	7	(33)	—	2,505
Total available-for-sale fixed maturity securities	$48,228	$565	$(3,507)	$(22)	$45,264

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of June 30, 2026:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$498	$(12)	57	$1,679	$(404)	59	$2,177	$(416)	116
State and political subdivisions	209	(9)	32	1,456	(260)	249	1,665	(269)	281
Non-U.S. government	383	(6)	113	336	(73)	51	719	(79)	164
U.S. corporate	4,148	(79)	883	13,224	(1,954)	1,757	17,372	(2,033)	2,640
Non-U.S. corporate	1,370	(16)	231	3,160	(377)	393	4,530	(393)	624
Residential mortgage-backed	240	(2)	104	341	(36)	122	581	(38)	226
Commercial mortgage-backed	162	(4)	35	1,070	(239)	159	1,232	(243)	194
Other asset-backed	625	(6)	129	483	(27)	93	1,108	(33)	222
Total for fixed maturity securities in an unrealized loss position	$7,635	$(134)	1,584	$21,749	$(3,370)	2,883	$29,384	$(3,504)	4,467
% Below cost:
<20% Below cost	$7,615	$(124)	1,577	$17,725	$(1,927)	2,343	$25,340	$(2,051)	3,920
20%-50% Below cost	20	(10)	7	4,023	(1,442)	539	4,043	(1,452)	546
>50% Below cost	—	—	—	1	(1)	1	1	(1)	1
Total for fixed maturity securities in an unrealized loss position	$7,635	$(134)	1,584	$21,749	$(3,370)	2,883	$29,384	$(3,504)	4,467
Investment grade	$7,394	$(124)	1,526	$21,243	$(3,315)	2,801	$28,637	$(3,439)	4,327
Below investment grade	241	(10)	58	506	(55)	82	747	(65)	140
Total for fixed maturity securities in an unrealized loss position	$7,635	$(134)	1,584	$21,749	$(3,370)	2,883	$29,384	$(3,504)	4,467

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual investment securities had been in a continuous unrealized loss position, based on industry, as of June 30, 2026:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$813	$(14)	144	$1,999	$(388)	304	$2,812	$(402)	448
Energy	392	(7)	88	964	(122)	130	1,356	(129)	218
Finance and insurance	1,045	(16)	247	3,882	(520)	496	4,927	(536)	743
Consumer—non-cyclical	545	(8)	124	2,244	(306)	260	2,789	(314)	384
Technology and communications	386	(15)	93	1,511	(264)	189	1,897	(279)	282
Industrial	113	(3)	25	540	(83)	80	653	(86)	105
Capital goods	395	(6)	77	900	(111)	117	1,295	(117)	194
Consumer—cyclical	206	(2)	43	633	(75)	97	839	(77)	140
Transportation	208	(7)	36	444	(72)	69	652	(79)	105
Other	45	(1)	6	107	(13)	15	152	(14)	21
Subtotal, U.S. corporate securities	4,148	(79)	883	13,224	(1,954)	1,757	17,372	(2,033)	2,640
Non-U.S. corporate:
Utilities	152	(1)	20	349	(34)	40	501	(35)	60
Energy	171	(2)	26	323	(33)	35	494	(35)	61
Finance and insurance	361	(4)	67	704	(79)	93	1,065	(83)	160
Consumer—non-cyclical	55	(1)	19	375	(64)	42	430	(65)	61
Technology and communications	122	(2)	23	401	(64)	45	523	(66)	68
Industrial	144	(1)	22	208	(25)	31	352	(26)	53
Capital goods	124	(1)	22	328	(31)	45	452	(32)	67
Consumer—cyclical	88	(1)	9	90	(9)	12	178	(10)	21
Transportation	96	(2)	11	218	(21)	26	314	(23)	37
Other	57	(1)	12	164	(17)	24	221	(18)	36
Subtotal, non-U.S. corporate securities	1,370	(16)	231	3,160	(377)	393	4,530	(393)	624
Total for corporate securities in an unrealized loss position	$5,518	$(95)	1,114	$16,384	$(2,331)	2,150	$21,902	$(2,426)	3,264
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The scheduled maturity distribution of fixed maturity securities as of June 30, 2026 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost	Fair value
Due one year or less	$1,622	$1,619
Due after one year through five years	8,673	8,454
Due after five years through ten years	10,693	10,598
Due after ten years	22,005	19,658
Subtotal	42,993	40,329
Residential mortgage-backed	1,099	1,069
Commercial mortgage-backed	1,605	1,361
Other asset-backed	2,531	2,505
Total	$48,228	$45,264
As of June 30, 2026, securities issued by finance and insurance, utilities, consumer—non-cyclical and energy industry groups represented approximately 26%, 15%, 15% and 10%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of June 30, 2026, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
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
We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	June 30, 2026		December 31, 2025
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,587	40%	$2,642	42%
Industrial	1,502	24	1,454	23
Office	1,262	20	1,292	20
Apartments	573	9	514	8
Mixed use	341	5	323	5
Other	143	2	138	2
Subtotal	6,408	100%	6,363	100%
Allowance for credit losses	(57)		(59)
Total	$6,351		$6,304

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2026		December 31, 2025
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,724	27%	$1,733	27%
Pacific	1,136	18	1,167	19
Mountain	1,024	16	997	16
Middle Atlantic	848	13	845	13
West South Central	522	8	504	8
East North Central	486	8	424	7
West North Central	329	5	339	5
East South Central	198	3	202	3
New England	141	2	152	2
Subtotal	6,408	100%	6,363	100%
Allowance for credit losses	(57)		(59)
Total	$6,351		$6,304
As of June 30, 2026 and December 31, 2025, we had one commercial mortgage loan in the office property type with an amortized cost of $6 million that was more than 90 days past due and on non-accrual status. This loan did not have an allowance for credit losses as of December 31, 2025. As of June 30, 2026, we had two commercial mortgage loans in the industrial property type with an aggregate amortized cost of $1 million that were more than 90 days past due. The collection of principal and interest on these loans is probable; therefore, they were not placed on non-accrual status as of June 30, 2026. As of December 31, 2025, these loans had an aggregate amortized cost of $3 million and were 31 to 60 days past due. For a discussion of our policy related to placing commercial mortgage loans on non-accrual status, see Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.
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
During the three and six months ended June 30, 2026, we modified one commercial mortgage loan where the borrower was determined to be experiencing financial difficulty. This loan was included in the office property type with an amortized cost of $36 million as of June 30, 2026, which represented 3% of the total property type. The modification extended the contractual term of the loan by five years and resulted in an increase to the interest rate. Payments on this previously amortizing loan became interest-only as a result of the modification. During the three and six months ended June 30, 2025, we modified one commercial mortgage loan where the borrower was determined to be experiencing financial difficulty. This loan was included in the office property type with an amortized cost of $9 million as of June 30, 2025, which represented 1% of the total property type. The modification extended the contractual term of the loan by two years, with the option to extend by one additional year up to three times, and resulted in an increase to the interest rate. We continue to account for these modified loans as existing loans. As of June 30, 2026, all loans modified during the 12 months prior remained current.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the allowance for credit losses related to commercial mortgage loans as of and for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2026	2025	2026	2025
Allowance for credit losses:
Beginning balance	$58	$36	$59	$39
Provision	(1)	20	(2)	17
Write-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$57	$56	$57	$56
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of June 30, 2026:

(Amounts in millions)	2026	2025	2024	2023	2022	2021 and prior	Total
Debt-to-value:
0% - 50%	$45	$102	$32	$82	$141	$1,925	$2,327
51% - 60%	67	98	58	41	213	836	1,313
61% - 75%	296	406	102	135	412	1,154	2,505
76% - 100%	—	—	—	—	42	190	232
Greater than 100%	—	—	—	—	—	31	31
Total amortized cost	$408	$606	$192	$258	$808	$4,136	$6,408
Debt service coverage ratio:
Less than 1.00	$—	$—	$—	$—	$34	$253	$287
1.00 - 1.25	7	43	15	12	40	270	387
1.26 - 1.50	159	266	76	96	115	543	1,255
1.51 - 2.00	148	169	68	74	369	1,408	2,236
Greater than 2.00	94	128	33	76	250	1,662	2,243
Total amortized cost	$408	$606	$192	$258	$808	$4,136	$6,408
The following tables set forth the debt-to-value of commercial mortgage loans by property type as of the dates indicated:

	June 30, 2026
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$1,116	$584	$881	$6	$—	$2,587
Industrial	590	263	649	—	—	1,502
Office	260	236	552	208	6	1,262
Apartments	211	145	217	—	—	573
Mixed use	81	49	171	15	25	341
Other	69	36	35	3	—	143
Total amortized cost	$2,327	$1,313	$2,505	$232	$31	$6,408
% of total	36%	21%	39%	4%	—%	100%
Weighted-average debt service coverage ratio	2.49	1.87	1.53	1.24	0.75	1.93

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2025
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$1,168	$576	$893	$5	$—	$2,642
Industrial	615	255	584	—	—	1,454
Office	261	224	586	215	6	1,292
Apartments	211	127	176	—	—	514
Mixed use	69	54	148	27	25	323
Other	72	25	37	4	—	138
Total amortized cost	$2,396	$1,261	$2,424	$251	$31	$6,363
% of total	38%	20%	38%	4%	—%	100%
Weighted-average debt service coverage ratio	2.50	1.87	1.54	1.05	0.90	1.94
The following tables set forth the debt service coverage ratio of commercial mortgage loans by property type as of the dates indicated:

	June 30, 2026
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$26	$97	$512	$1,092	$860	$2,587
Industrial	43	60	360	418	621	1,502
Office	166	147	213	372	364	1,262
Apartments	16	32	96	192	237	573
Mixed use	30	40	52	106	113	341
Other	6	11	22	56	48	143
Total amortized cost	$287	$387	$1,255	$2,236	$2,243	$6,408
% of total	4%	6%	20%	35%	35%	100%
Weighted-average debt-to-value	75%	68%	64%	58%	42%	55%

	December 31, 2025
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$27	$93	$515	$1,107	$900	$2,642
Industrial	46	61	276	419	652	1,454
Office	175	187	200	331	399	1,292
Apartments	16	32	87	170	209	514
Mixed use	42	41	27	108	105	323
Other	8	11	16	53	50	138
Total amortized cost	$314	$425	$1,121	$2,188	$2,315	$6,363
% of total	5%	7%	18%	34%	36%	100%
Weighted-average debt-to-value	74%	70%	65%	58%	43%	55%

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	June 30, 2026	December 31, 2025	Balance sheet classification	June 30, 2026	December 31, 2025
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$8	$11	Other liabilities	$779	$849
Foreign currency swaps	Other invested assets	6	4	Other liabilities	3	4
Forward bond purchase commitments	Other invested assets	7	6	Other liabilities	66	71
Total cash flow hedges		21	21		848	924
Total derivatives designated as hedges		21	21		848	924
Derivatives not designated as hedges
Equity index options	Other invested assets	15	18	Other liabilities	—	—
Financial futures (1)	Other invested assets	—	—	Other liabilities	—	—
Forward bond purchase commitments	Other invested assets	—	—	Other liabilities	34	36
Foreign currency forward contracts	Other invested assets	—	—	Other liabilities	12	17
Fixed indexed annuity embedded derivatives	Other assets	—	—	Policyholder account balances (2)	132	138
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (3)	14	14
Total derivatives not designated as hedges		15	18		192	205
Total derivatives		$36	$39		$1,040	$1,129
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

(Notional in millions)	Measurement	December 31, 2025	Additions	Maturities/ terminations	June 30, 2026
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,058	$—	$(547)	$7,511
Foreign currency swaps	Notional	156	—	—	156
Forward bond purchase commitments	Notional	2,964	124	(85)	3,003
Total cash flow hedges		11,178	124	(632)	10,670
Total derivatives designated as hedges		11,178	124	(632)	10,670
Derivatives not designated as hedges
Equity index options	Notional	503	202	(248)	457
Financial futures	Notional	989	2,095	(2,211)	873
Forward bond purchase commitments	Notional	500	—	—	500
Foreign currency forward contracts	Notional	521	519	(521)	519
Total derivatives not designated as hedges		2,513	2,816	(2,980)	2,349
Total derivatives		$13,691	$2,940	$(3,612)	$13,019

(Number of policies)	Measurement	December 31, 2025	Additions	Maturities/ terminations	June 30, 2026
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	4,171	—	(297)	3,874
Indexed universal life embedded derivatives	Policies	688	—	(7)	681
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended June 30, 2026:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$—	$42	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	5	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	3	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(3)	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	16	1	Net investment gains (losses)	—	Net investment gains (losses)
Total	$16	$48		$—
The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended June 30, 2025:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(85)	$47	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(1)	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(13)	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	(59)	—	Net investment gains (losses)	—	Net investment gains (losses)
Total	$(158)	$47		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the six months ended June 30, 2026:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$35	$86	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	8	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	2	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	2	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	6	1	Net investment gains (losses)	—	Net investment gains (losses)
Total	$45	$94		$—

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the six months ended June 30, 2025:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(23)	$95	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(3)	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(14)	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	(23)	—	Net investment gains (losses)	—	Net investment gains (losses)
Total	$(63)	$96		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The change for these designated derivatives reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2026	2025	2026	2025
Beginning balance	$180	$535	$187	$492
Current period increases (decreases) in fair value (1)	13	(124)	36	(50)
Reclassification to net (income) loss (2)	(31)	(31)	(61)	(62)
Ending balance	$162	$380	$162	$380
______________
(1)Net of deferred taxes of $(3) million and $34 million during the three months ended June 30, 2026 and 2025, respectively, and $(9) million and $13 million during the six months ended June 30, 2026 and 2025, respectively.
(2)Net of deferred taxes of $17 million and $16 million during the three months ended June 30, 2026 and 2025, respectively, and $33 million and $34 million during the six months ended June 30, 2026 and 2025, respectively.
The total balance in accumulated other comprehensive income (loss) from derivatives designated as cash flow hedges of $162 million, net of taxes, recorded in stockholders’ equity as of June 30, 2026 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $106 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the six months ended June 30, 2026 and 2025, we reclassified $6 million and $2 million, respectively, to net income (loss) in connection with forecasted transactions that were no longer considered reasonably possible of occurring.
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
The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended June 30,		Six months ended June 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2026	2025	2026	2025
Equity index options	$6	$5	$3	$1	Net investment gains (losses)
Financial futures	(52)	(50)	(46)	(17)	Changes in fair value of market risk benefits and associated hedges
Forward bond purchase commitments	3	(12)	2	(8)	Net investment gains (losses)
Foreign currency forward contracts	(5)	(24)	5	(24)	Net investment gains (losses)
Fixed indexed annuity embedded derivatives	(6)	(6)	(4)	(2)	Net investment gains (losses)
Indexed universal life embedded derivatives	(1)	—	(1)	1	Net investment gains (losses)
Total derivatives not designated as hedges	$(55)	$(87)	$(41)	$(49)

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	June 30, 2026			December 31, 2025
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$36	$894	$(858)	$39	$977	$(938)
Gross amounts offset in the balance sheet	—	—	—	—	—	—
Net amounts presented in the balance sheet	36	894	(858)	39	977	(938)
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(22)	(22)	—	(21)	(21)	—
Collateral received	(10)	—	(10)	(17)	—	(17)
Collateral pledged	—	(1,582)	1,582	—	(1,717)	1,717
Over collateralization	3	720	(717)	4	778	(774)
Net amount	$7	$10	$(3)	$5	$17	$(12)
______________
(1)Does not include amounts related to embedded derivatives as of June 30, 2026 and December 31, 2025.
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
For certain private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placements with the public bonds, price caps, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs, leading to a classification of Level 2. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of June 30, 2026.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Level 2 measurements
Fixed maturity securities
•Third-party pricing services: In estimating the fair value of fixed maturity securities, 87% of our portfolio was priced using pricing services and was classified as Level 2 as of June 30, 2026. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of June 30, 2026:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$3,624	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$1,999	Multi-dimensional attribute-based modeling systems, exchanges for the bond or comparable liquid bonds	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$1,318	Price quotes from market makers, spread priced to benchmark curves, matrix pricing	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$22,620	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$5,508	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$1,062	OAS-based models, single factor binomial models, internally priced, pay-up to the to be announced price	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$1,341	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swap curves, TRACE reports

Other asset-backed	$2,048	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•Internal models: A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,740 million and $761 million, respectively, as of June 30, 2026. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Equity securities. The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.
Short-term investments. The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Fixed maturity securities
•Third-party pricing services: A portion of our non-U.S. government, U.S. corporate, non-U.S. corporate and other asset-backed securities are valued using pricing services. These pricing services utilize income-based approaches and internally generated models as part of the valuation processes. Pricing services utilized for valuation are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by pricing services was $290 million as of June 30, 2026.
•Broker quotes: A portion of our non-U.S. government, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $213 million as of June 30, 2026.
•Internal models: A portion of our U.S. corporate, non-U.S. corporate and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which can include significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $2,740 million as of June 30, 2026.
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
Equity index options. We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of June 30, 2026, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
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
Fixed indexed annuity and indexed universal life embedded derivatives. We have fixed indexed annuity and indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of June 30, 2026, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
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
Fixed indexed annuities
The valuation of fixed indexed annuities MRBs, which includes GMWB features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our fixed indexed annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the fixed indexed annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. As a result of our assumptions for GMWB utilization, expected future interest credited and non-performance risk being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases or GMWB utilization increases, the value of our fixed indexed annuities MRB liability will increase. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of June 30, 2026, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 11 for additional details related to the changes in the fair value measurement of fixed indexed annuities MRBs as of June 30, 2026 and December 31, 2025.
Variable annuities
The valuation of our variable annuities MRBs, which includes GMWB, GMDB and GPAF features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, interest rates, equity index and fund correlation and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our variable annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the variable annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. We classify the variable annuities MRBs valuation as Level 3 based on having significant unobservable inputs, with policyholder behavior (GMWB utilization and lapses), equity index volatility and non-performance risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the variable annuities MRBs will increase. An increase in our lapse assumption would decrease the fair value of the variable annuities MRBs, whereas an increase in our GMWB utilization rate would increase the fair value. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of June 30, 2026, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 11 for additional details related to the changes in the fair value measurement of variable annuities MRBs as of June 30, 2026 and December 31, 2025.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2026
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,624	$—	$3,624	$—	$
State and political subdivisions	1,999	—	1,999	—
Non-U.S. government	1,333	—	1,318	15
U.S. corporate:
Utilities	4,551	—	3,503	1,048
Energy	2,421	—	2,357	64
Finance and insurance	6,871	—	6,261	610
Consumer—non-cyclical	4,390	—	4,356	34
Technology and communications	2,480	—	2,461	19
Industrial	867	—	850	17
Capital goods	2,279	—	2,243	36
Consumer—cyclical	1,207	—	1,166	41
Transportation	1,052	—	1,040	12
Other	237	—	123	114
Total U.S. corporate	26,355	—	24,360	1,995
Non-U.S. corporate:
Utilities	585	—	370	215
Energy	918	—	819	99
Finance and insurance	1,689	—	1,667	22
Consumer—non-cyclical	531	—	514	17
Technology and communications	721	—	701	20
Industrial	735	—	621	114
Capital goods	700	—	621	79
Consumer—cyclical	217	—	191	26
Transportation	490	—	402	88
Other	432	—	363	69
Total non-U.S. corporate	7,018	—	6,269	749
Residential mortgage-backed	1,069	—	1,062	7
Commercial mortgage-backed	1,361	—	1,341	20
Other asset-backed	2,505	—	2,048	457
Total fixed maturity securities	45,264	—	42,021	3,243
Equity securities	564	525	29	10
Limited partnerships	2,863	—	—	19	2,844
Other invested assets:
Derivative assets:
Interest rate swaps	8	—	8	—
Foreign currency swaps	6	—	6	—
Equity index options	15	—	—	15
Forward bond purchase commitments	7	—	—	7
Total derivative assets	36	—	14	22
Short-term investments	79	—	56	23
Total other invested assets	115	—	70	45
Separate account assets	4,396	4,396	—	—
Total assets	$53,202	$4,921	$42,120	$3,317	$2,844
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the periods indicated:

	Beginning balance as of April 1, 2026	Total realized and unrealized gains (losses)								Ending balance as of June 30, 2026	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
Non-U.S. government	$15	$—	$—	$—	$—	$—	$—	$—	$—	$15	$—	$—
U.S. corporate:
Utilities	993	1	7	64	—	—	(20)	3	—	1,048	1	7
Energy	21	—	(1)	30	—	—	(1)	15	—	64	—	(1)
Finance and insurance	604	—	3	19	—	—	(16)	—	—	610	—	3
Consumer—non-cyclical	34	—	—	—	—	—	—	—	—	34	—	—
Technology and communications	10	—	1	8	—	—	—	—	—	19	—	—
Industrial	17	—	—	—	—	—	—	—	—	17	—	—
Capital goods	36	—	—	—	—	—	—	—	—	36	—	—
Consumer—cyclical	42	—	—	—	—	—	(1)	—	—	41	—	—
Transportation	13	—	—	—	—	—	(1)	—	—	12	—	—
Other	118	—	—	—	—	—	(4)	—	—	114	—	—
Total U.S. corporate	1,888	1	10	121	—	—	(43)	18	—	1,995	1	9
Non-U.S. corporate:
Utilities	227	—	1	—	—	—	(13)	—	—	215	—	1
Energy	108	—	2	2	—	—	(13)	—	—	99	—	2
Finance and insurance	22	—	—	—	—	—	—	—	—	22	—	—
Consumer—non-cyclical	17	—	—	—	—	—	—	—	—	17	—	—
Technology and communications	9	—	—	20	—	—	(9)	—	—	20	—	—
Industrial	114	—	—	—	—	—	—	—	—	114	—	—
Capital goods	63	—	—	16	—	—	—	—	—	79	—	—
Consumer—cyclical	25	—	—	1	—	—	—	—	—	26	—	—
Transportation	78	—	—	10	—	—	—	—	—	88	—	—
Other	74	—	—	—	—	—	(5)	—	—	69	—	—
Total non-U.S. corporate	737	—	3	49	—	—	(40)	—	—	749	—	3
Residential mortgage-backed	2	—	—	5	—	—	—	—	—	7	—	—
Commercial mortgage-backed	20	—	—	—	—	—	—	—	—	20	—	—
Other asset-backed	361	—	(2)	76	—	—	(13)	40	(5)	457	—	(2)
Total fixed maturity securities	3,023	1	11	251	—	—	(96)	58	(5)	3,243	1	10
Equity securities	48	—	—	1	—	—	—	—	(39)	10	—	—
Limited partnerships	20	(1)	—	—	—	—	—	—	—	19	(1)	—
Other invested assets:
Derivative assets:
Equity index options	12	6	—	2	—	—	(5)	—	—	15	5	—
Forward bond purchase commitments	4	—	3	—	—	—	—	—	—	7	—	3
Total derivative assets	16	6	3	2	—	—	(5)	—	—	22	5	3
Short-term investments	23	—	—	—	—	—	—	—	—	23	—	—
Total other invested assets	39	6	3	2	—	—	(5)	—	—	45	5	3
Total Level 3 assets	$3,130	$6	$14	$254	$—	$—	$(101)	$58	$(44)	$3,317	$5	$13
_______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities. The transfer out of Level 3 for equity securities was related to a change in the current period presentation of certain investments without a readily determinable fair value, which are required to be measured at cost minus impairment.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of April 1, 2025	Total realized and unrealized gains (losses)								Ending balance as of June 30, 2025	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
Non-U.S. government	$15	$—	$—	$—	$—	$—	$—	$—	$—	$15	$—	$—
U.S. corporate:
Utilities	862	—	10	25	—	—	(2)	10	(19)	886	—	9
Energy	21	—	—	—	—	—	—	—	—	21	—	—
Finance and insurance	667	—	11	—	—	—	(7)	—	(3)	668	—	11
Consumer—non-cyclical	49	—	—	—	—	—	—	—	—	49	—	—
Technology and communications	17	—	—	—	—	—	—	—	—	17	—	—
Industrial	15	—	—	—	—	—	—	—	—	15	—	—
Capital goods	44	—	1	—	—	—	—	—	—	45	—	1
Consumer—cyclical	107	(3)	3	—	(16)	—	(1)	—	—	90	—	1
Transportation	29	—	1	—	—	—	(1)	—	—	29	—	1
Other	128	—	1	10	—	—	(4)	—	—	135	—	1
Total U.S. corporate	1,939	(3)	27	35	(16)	—	(15)	10	(22)	1,955	—	24
Non-U.S. corporate:
Utilities	285	(4)	6	—	—	—	(4)	—	(21)	262	(4)	6
Energy	115	—	—	3	(4)	—	(8)	—	—	106	—	—
Finance and insurance	21	—	1	—	—	—	—	—	—	22	—	1
Consumer—non-cyclical	31	—	—	—	—	—	—	—	—	31	—	—
Technology and communications	17	—	—	—	—	—	—	—	—	17	—	—
Industrial	109	—	2	—	—	—	—	—	—	111	—	2
Capital goods	47	—	1	8	—	—	—	—	—	56	—	2
Transportation	35	—	1	—	—	—	—	—	—	36	—	1
Other	64	—	—	—	—	—	—	—	—	64	—	—
Total non-U.S. corporate	724	(4)	11	11	(4)	—	(12)	—	(21)	705	(4)	12
Residential mortgage-backed	2	—	—	—	—	—	—	—	—	2	—	—
Commercial mortgage-backed	11	—	—	—	—	—	—	—	—	11	—	—
Other asset-backed	185	1	—	—	—	—	—	20	(5)	201	—	—
Total fixed maturity securities	2,876	(6)	38	46	(20)	—	(27)	30	(48)	2,889	(4)	36
Equity securities	43	—	—	—	(2)	—	—	—	—	41	—	—
Limited partnerships	18	(1)	—	—	—	—	—	—	—	17	(1)	—
Other invested assets:
Derivative assets:
Equity index options	12	5	—	3	—	—	(3)	—	—	17	5	—
Forward bond purchase commitments	19	—	(13)	—	—	—	—	—	—	6	—	(10)
Total derivative assets	31	5	(13)	3	—	—	(3)	—	—	23	5	(10)
Total other invested assets	31	5	(13)	3	—	—	(3)	—	—	23	5	(10)
Total Level 3 assets	$2,968	$(2)	$25	$49	$(22)	$—	$(30)	$30	$(48)	$2,970	$—	$26
___________________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2026	Total realized and unrealized gains (losses)								Ending balance as of June 30, 2026	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
Non-U.S. government	$16	$—	$(1)	$—	$—	$—	$—	$—	$—	$15	$—	$(1)
U.S. corporate:
Utilities	1,004	1	(11)	93	—	—	(20)	3	(22)	1,048	1	(10)
Energy	21	—	(1)	30	—	—	(1)	15	—	64	—	(1)
Finance and insurance	619	—	(7)	22	—	—	(24)	—	—	610	—	(7)
Consumer—non-cyclical	35	—	—	—	—	—	(1)	—	—	34	—	—
Technology and communications	18	—	—	8	—	—	(7)	—	—	19	—	—
Industrial	16	1	—	—	—	—	—	—	—	17	1	—
Capital goods	37	—	(1)	—	—	—	—	—	—	36	—	(1)
Consumer—cyclical	55	—	(1)	—	—	—	(3)	—	(10)	41	—	(1)
Transportation	27	—	—	—	—	—	(2)	—	(13)	12	—	—
Other	125	—	(2)	—	—	—	(9)	—	—	114	—	(2)
Total U.S. corporate	1,957	2	(23)	153	—	—	(67)	18	(45)	1,995	2	(22)
Non-U.S. corporate:
Utilities	237	—	1	—	—	—	(23)	—	—	215	—	(2)
Energy	107	—	1	4	—	—	(13)	—	—	99	—	1
Finance and insurance	22	—	—	—	—	—	—	—	—	22	—	—
Consumer—non-cyclical	16	—	—	1	—	—	—	—	—	17	—	—
Technology and communications	9	—	—	20	—	—	(9)	—	—	20	—	—
Industrial	116	—	(2)	—	—	—	—	—	—	114	—	(2)
Capital goods	64	—	(1)	16	—	—	—	—	—	79	—	(1)
Consumer—cyclical	24	—	—	2	—	—	—	—	—	26	—	—
Transportation	79	—	(1)	10	—	—	—	—	—	88	—	(1)
Other	75	—	(1)	—	—	—	(5)	—	—	69	—	(1)
Total non-U.S. corporate	749	—	(3)	53	—	—	(50)	—	—	749	—	(6)
Residential mortgage-backed	3	—	—	5	—	—	—	—	(1)	7	—	—
Commercial mortgage-backed	19	—	1	—	—	—	—	—	—	20	—	1
Other asset-backed	327	—	(3)	105	—	—	(17)	60	(15)	457	—	(3)
Total fixed maturity securities	3,071	2	(29)	316	—	—	(134)	78	(61)	3,243	2	(31)
Equity securities	41	—	—	8	—	—	—	—	(39)	10	—	—
Limited partnerships	16	—	—	3	—	—	—	—	—	19	1	—
Other invested assets:
Derivative assets:
Equity index options	18	3	—	5	—	—	(11)	—	—	15	3	—
Forward bond purchase commitments	6	—	1	—	—	—	—	—	—	7	—	1
Total derivative assets	24	3	1	5	—	—	(11)	—	—	22	3	1
Short-term investments	23	—	—	—	—	—	—	—	—	23	—	—
Total other invested assets	47	3	1	5	—	—	(11)	—	—	45	3	1
Total Level 3 assets	$3,175	$5	$(28)	$332	$—	$—	$(145)	$78	$(100)	$3,317	$6	$(30)
_______________
(1)The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities. The transfer out of Level 3 for equity securities was related to a change in the current period presentation of certain investments without a readily determinable fair value, which are required to be measured at cost minus impairment.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2025	Total realized and unrealized gains (losses)								Ending balance as of June 30, 2025	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
Non-U.S. government	$13	$—	$1	$1	$—	$—	$—	$—	$—	$15	$—	$1
U.S. corporate:
Utilities	845	—	14	41	—	—	(5)	10	(19)	886	—	13
Energy	21	—	—	—	—	—	—	—	—	21	—	—
Finance and insurance	688	—	20	25	—	—	(30)	—	(35)	668	—	19
Consumer—non-cyclical	63	—	1	—	—	—	(15)	—	—	49	—	1
Technology and communications	12	—	—	—	—	—	—	5	—	17	—	—
Industrial	15	—	—	—	—	—	—	—	—	15	—	—
Capital goods	43	—	2	—	—	—	—	—	—	45	—	2
Consumer—cyclical	99	(3)	5	8	(16)	—	(3)	—	—	90	—	3
Transportation	31	—	1	—	—	—	(3)	—	—	29	—	1
Other	133	—	1	10	—	—	(9)	—	—	135	—	1
Total U.S. corporate	1,950	(3)	44	84	(16)	—	(65)	15	(54)	1,955	—	40
Non-U.S. corporate:
Utilities	282	(4)	9	—	—	—	(4)	—	(21)	262	(4)	9
Energy	116	—	(1)	3	(4)	—	(8)	—	—	106	—	(1)
Finance and insurance	21	—	1	—	—	—	—	—	—	22	—	1
Consumer—non-cyclical	39	—	—	—	—	—	(8)	—	—	31	—	—
Technology and communications	17	—	—	—	—	—	—	—	—	17	—	—
Industrial	67	—	4	—	—	—	—	40	—	111	—	4
Capital goods	47	—	1	8	—	—	—	—	—	56	—	2
Transportation	35	—	1	—	—	—	—	—	—	36	—	1
Other	51	—	1	12	—	—	—	—	—	64	—	1
Total non-U.S. corporate	675	(4)	16	23	(4)	—	(20)	40	(21)	705	(4)	17
Residential mortgage-backed	2	—	—	—	—	—	—	—	—	2	—	—
Commercial mortgage-backed	11	—	—	—	—	—	—	—	—	11	—	—
Other asset-backed	142	1	—	48	—	—	(5)	20	(5)	201	—	—
Total fixed maturity securities	2,793	(6)	61	156	(20)	—	(90)	75	(80)	2,889	(4)	58
Equity securities	44	—	—	—	(3)	—	—	—	—	41	—	—
Limited partnerships	19	(2)	—	—	—	—	—	—	—	17	(2)	—
Other invested assets:
Derivative assets:
Equity index options	19	1	—	6	—	—	(9)	—	—	17	2	—
Forward bond purchase commitments	6	—	—	—	—	—	—	—	—	6	—	—
Total derivative assets	25	1	—	6	—	—	(9)	—	—	23	2	—
Total other invested assets	25	1	—	6	—	—	(9)	—	—	23	2	—
Total Level 3 assets	$2,881	$(7)	$61	$162	$(23)	$—	$(99)	$75	$(80)	$2,970	$(4)	$58
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related condensed consolidated statements of operations line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2026	2025	2026	2025
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$1	$—	$2	$—
Net investment gains (losses)	5	(2)	3	(7)
Total	$6	$(2)	$5	$(7)
Total gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$1	$—	$2	$—
Net investment gains (losses)	4	—	4	(4)
Total	$5	$—	$6	$(4)
The amount presented for net investment income relates to fixed maturity securities and primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2026:

(Amounts in millions)	Fair value	Unobservable input	Range	Weighted-average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	$1,002	Credit spreads	53bps - 202bps	118bps
Energy	50	Credit spreads	117bps - 209bps	179bps
Finance and insurance	589	Credit spreads	14bps - 195bps	126bps
Consumer—non-cyclical	34	Credit spreads	64bps - 209bps	110bps
Technology and communications	19	Credit spreads	71bps - 174bps	118bps
Industrial	17	Credit spreads	71bps - 153bps	98bps
Capital goods	36	Credit spreads	117bps - 134bps	123bps
Consumer—cyclical	39	Credit spreads	98bps - 130bps	122bps
Transportation	12	Credit spreads	47bps - 141bps	116bps
Other	67	Credit spreads	76bps - 156bps	98bps
Total U.S. corporate	$1,865	Credit spreads	14bps - 209bps	121bps
Non-U.S. corporate:
Utilities	$214	Credit spreads	74bps - 186bps	103bps
Energy	86	Credit spreads	81bps - 147bps	101bps
Finance and insurance	22	Credit spreads	98bps - 124bps	108bps
Consumer—non-cyclical	14	Credit spreads	81bps - 133bps	94bps
Technology and communications	20	Credit spreads	88bps	Not applicable
Industrial	114	Credit spreads	81bps - 169bps	112bps
Capital goods	72	Credit spreads	110bps - 169bps	131bps
Consumer—cyclical	22	Credit spreads	110bps	Not applicable
Transportation	87	Credit spreads	81bps - 153bps	112bps
Other	56	Credit spreads	53bps - 117bps	99bps
Total non-U.S. corporate	$707	Credit spreads	53bps - 186bps	107bps
Derivative assets:
Equity index options	$15	Equity index volatility	13% - 29%	19%
Forward bond purchase commitments	$7	Counterparty financing spreads	17bps - 43bps	24bps
Other assets (2)	$89	Lapse rate	2% - 9%	5%
		Non-performance risk (counterparty credit risk)	42bps - 83bps	69bps
		Equity index volatility	17% - 27%	23%
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2026
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$132	$—	$—	$132
Indexed universal life embedded derivatives	14	—	—	14
Total policyholder account balances	146	—	—	146
Derivative liabilities:
Interest rate swaps	779	—	779	—
Foreign currency swaps	3	—	3	—
Forward bond purchase commitments	100	—	—	100
Foreign currency forward contracts	12	—	12	—
Total derivative liabilities	894	—	794	100
Total liabilities	$1,040	$—	$794	$246

	December 31, 2025
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$138	$—	$—	$138
Indexed universal life embedded derivatives	14	—	—	14
Total policyholder account balances	152	—	—	152
Derivative liabilities:
Interest rate swaps	849	—	849	—
Foreign currency swaps	4	—	4	—
Forward bond purchase commitments	107	—	—	107
Foreign currency forward contracts	17	—	17	—
Total derivative liabilities	977	—	870	107
Total liabilities	$1,129	$—	$870	$259

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the periods indicated:

	Beginning balance as of April 1, 2026	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2026	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income) loss	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$130	$6	$—	$—	$—	$—	$(4)	$—	$—	$132	$6	$—
Indexed universal life embedded derivatives	13	1	—	—	—	—	—	—	—	14	1	—
Total policyholder account balances	143	7	—	—	—	—	(4)	—	—	146	7	—
Derivative liabilities:
Forward bond purchase commitments	116	(3)	(13)	—	—	—	—	—	—	100	(3)	(13)
Total derivative liabilities	116	(3)	(13)	—	—	—	—	—	—	100	(3)	(13)
Total Level 3 liabilities	$259	$4	$(13)	$—	$—	$—	$(4)	$—	$—	$246	$4	$(13)

	Beginning balance as of April 1, 2025	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2025	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income) loss	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$145	$6	$—	$—	$—	$—	$(6)	$—	$(1)	$144	$6	$—
Indexed universal life embedded derivatives	13	—	—	—	—	—	—	—	—	13	—	—
Total policyholder account balances	158	6	—	—	—	—	(6)	—	(1)	157	6	—
Derivative liabilities:
Forward bond purchase commitments	44	12	46	—	—	—	—	—	—	102	12	46
Total derivative liabilities	44	12	46	—	—	—	—	—	—	102	12	46
Total Level 3 liabilities	$202	$18	$46	$—	$—	$—	$(6)	$—	$(1)	$259	$18	$46

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2026	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2026	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income) loss	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$138	$4	$—	$—	$—	$—	$(9)	$—	$(1)	$132	$4	$—
Indexed universal life embedded derivatives	14	1	—	—	—	—	(1)	—	—	14	1	—
Total policyholder account balances	152	5	—	—	—	—	(10)	—	(1)	146	5	—
Derivative liabilities:
Forward bond purchase commitments	107	(2)	(5)	—	—	—	—	—	—	100	(2)	(5)
Total derivative liabilities	107	(2)	(5)	—	—	—	—	—	—	100	(2)	(5)
Total Level 3 liabilities	$259	$3	$(5)	$—	$—	$—	$(10)	$—	$(1)	$246	$3	$(5)

	Beginning balance as of January 1, 2025	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2025	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income) loss	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$155	$2	$—	$—	$—	$—	$(11)	$—	$(2)	$144	$2	$—
Indexed universal life embedded derivatives	15	(1)	—	—	—	—	(1)	—	—	13	(1)	—
Total policyholder account balances	170	1	—	—	—	—	(12)	—	(2)	157	1	—
Derivative liabilities:
Forward bond purchase commitments	71	8	23	—	—	—	—	—	—	102	8	24
Total derivative liabilities	71	8	23	—	—	—	—	—	—	102	8	24
Total Level 3 liabilities	$241	$9	$23	$—	$—	$—	$(12)	$—	$(2)	$259	$9	$24

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gains and losses included in net (income) loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related condensed consolidated statements of operations line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2026	2025	2026	2025
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	4	18	3	9
Total	$4	$18	$3	$9
Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	4	18	3	9
Total	$4	$18	$3	$9
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2026:

(Amounts in millions)	Fair value	Unobservable input	Range	Weighted-average (1)
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$132	Expected future interest credited	1% - 4%	3%
Indexed universal life embedded derivatives	$14	Expected future interest credited	3% - 11%	5%
Net market risk benefits: (2)
Fixed indexed annuities	$52	GMWB utilization rate	20% - 100%	78%
		Non-performance risk (credit spreads)	42bps - 83bps	69bps
		Expected future interest credited	1% - 4%	3%
Variable annuities	$235	Lapse rate	2% - 11%	5%
		GMWB utilization rate	57% - 90%	81%
		Non-performance risk (credit spreads)	42bps - 83bps	69bps
		Equity index volatility	17% - 27%	23%
Derivative liabilities:
Forward bond purchase commitments	$100	Counterparty financing spreads	11bps - 44bps	34bps
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	June 30, 2026
(Amounts in millions)	Notional amount		Carrying amount	Fair value
				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,351	$6,072	$—	$6	$6,066
Other invested assets		(1)	703	710	—	—	710
Liabilities:
Long-term borrowings		(1)	1,500	1,439	—	1,439	—
Investment contracts		(1)	3,930	3,954	—	—	3,954
Commitments to fund investments:
Private placement investments	$677
Bank loan investments	122
Commercial mortgage loans	16
______________
(1)These financial instruments do not have notional amounts.

	December 31, 2025
(Amounts in millions)	Notional amount		Carrying amount	Fair value
				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,304	$6,092	$—	$6	$6,086
Other invested assets		(1)	642	651	—	—	651
Liabilities:
Long-term borrowings		(1)	1,513	1,471	—	1,471	—
Investment contracts		(1)	3,869	3,944	—	—	3,944
Commitments to fund investments:
Private placement investments	$362
Bank loan investments	118
Commercial mortgage loans	7
______________
(1)These financial instruments do not have notional amounts.
As of June 30, 2026 and December 31, 2025, we had $32 million and $29 million, respectively, of real estate owned and associated assets included in other invested assets in our condensed consolidated balance sheets acquired through foreclosure in full or partial settlement of commercial mortgage loan obligations. These properties are initially recorded at fair value less estimated selling costs (the carrying value) and are subsequently valued at the lower of the carrying value or current fair value less estimated selling costs. These amounts represented the fair value as of June 30, 2026 and December 31, 2025. The fair value of the real estate owned assets is classified as Level 2.

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
The following table presents the carrying value of limited partnerships and commitments to fund as of the dates indicated:

	June 30, 2026		December 31, 2025
(Amounts in millions)	Carrying value	Commitments to fund	Carrying value	Commitments to fund
Limited partnerships accounted for at NAV:
Private equity and credit funds (1)	$2,537	$1,511	$2,475	$1,619
Real estate funds (2)	133	60	137	65
Infrastructure funds (3)	174	153	156	151
Total limited partnerships accounted for at NAV	2,844	1,724	2,768	1,835
Limited partnerships accounted for at fair value	19	1	16	1
Limited partnerships accounted for under equity method of accounting	675	112	700	80
Total	$3,538	$1,837	$3,484	$1,916
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
(7) Deferred Acquisition Costs
The following tables present the balances of and changes in deferred acquisition costs as of and for the periods indicated:

	June 30, 2026
(Amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$769	$694	$30	$71	$1,564
Costs deferred	—	—	—	—	—
Amortization	(25)	(55)	(4)	(5)	(89)
Balance as of June 30	$744	$639	$26	$66	1,475
Enact segment					22
Total deferred acquisition costs					$1,497

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2025
(Amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$823	$812	$37	$83	$1,755
Costs deferred	—	—	—	—	—
Amortization	(54)	(118)	(7)	(12)	(191)
Balance as of December 31	$769	$694	$30	$71	1,564
Enact segment					22
Total deferred acquisition costs					$1,586
(8) Future Policy Benefits
The following table sets forth our liability for future policy benefits as of the dates indicated:

(Amounts in millions)	June 30, 2026	December 31, 2025
Long-term care insurance	$42,890	$43,157
Life insurance	1,368	1,467
Fixed annuities	10,097	10,437
Total long-duration insurance contracts	54,355	55,061
Deferred profit liability	131	136
Cost of reinsurance	22	31
Total future policy benefits	$54,508	$55,228

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the balances of and changes in the liability for future policy benefits as of and for the periods indicated:

	June 30, 2026
(Dollar amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities
Present value of expected net premiums:
Beginning balance as of January 1	$16,480	$3,499	$—
Beginning balance, at original discount rate	$16,411	$3,396	$—
Effect of changes in cash flow assumptions	(17)	—	—
Effect of actual variances from expected experience	63	(4)	—
Adjusted beginning balance	16,457	3,392	—
Issuances	—	—	18
Interest accretion	412	93	—
Net premiums collected (1)	(929)	(196)	(18)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	—
Ending balance, at original discount rate	15,940	3,289	—
Effect of changes in discount rate assumptions	(196)	45	—
Ending balance as of June 30	$15,744	$3,334	$—
Present value of expected future policy benefits:
Beginning balance as of January 1	$59,634	$4,354	$10,437
Beginning balance, at original discount rate	$60,539	$4,191	$9,193
Effect of changes in cash flow assumptions	(28)	—	—
Effect of actual variances from expected experience	225	37	(13)
Adjusted beginning balance	60,736	4,228	9,180
Issuances	—	—	17
Interest accretion	1,637	109	300
Benefit payments	(1,880)	(354)	(463)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	2
Ending balance, at original discount rate	60,493	3,983	9,036
Effect of changes in discount rate assumptions	(1,861)	91	1,061
Ending balance as of June 30	$58,632	$4,074	$10,097
Net liability for future policy benefits, before flooring adjustments	$42,888	$740	$10,097
Flooring adjustments (2)	2	628	—
Net liability for future policy benefits	42,890	1,368	10,097
Less: reinsurance recoverable	7,597	658	7,843
Net liability for future policy benefits, net of reinsurance recoverable	$35,293	$710	$2,254
Weighted-average liability duration (years)	11.3	5.5	10.3
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-term care insurance
For the six months ended June 30, 2026, the impact of changes in cash flow assumptions resulted in a decrease of $11 million in the liability for future policy benefits due to favorable updates related to approval amounts of in-force rate actions on fully reinsured blocks of business, partially offset by unfavorable updates related to approval and implementation timing of in-force rate actions. The favorable impact of cash flow assumption updates on fully reinsured blocks was more than offset in net income (loss) by the unfavorable assumption updates on the retained blocks of business. The impact of actual variances from expected experience resulted in an increase of $162 million in the liability for future policy benefits. This increase was primarily due to lower terminations and higher claims, partially offset by $23 million of net insurance recoveries related to cash payments made to policyholders in connection with a prior legal settlement.
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
Life insurance
For the six months ended June 30, 2026, the impact of actual variances from expected experience resulted in an increase of $41 million in the liability for future policy benefits primarily due to overall unfavorable mortality experience.
There were no significant cash flow assumption changes in the fourth quarter of 2025. The impact of actual variances from expected experience during the year ended December 31, 2025 resulted in an increase of $32 million in the liability for future policy benefits primarily due to unfavorable mortality experience.
Fixed annuities
For the six months ended June 30, 2026, the impact of actual variances from expected experience resulted in a decrease of $13 million in the liability for future policy benefits primarily due to favorable mortality.
In the fourth quarter of 2025, we completed our annual review of cash flow assumptions and decreased our liability for future policy benefits by $66 million primarily as a result of favorable updates to our mortality assumptions. These favorable impacts were partially offset in net income (loss) as a portion of the updates was related to reinsured blocks of business.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides the weighted-average interest rates for the liability for future policy benefits as of the dates indicated:

	June 30, 2026	December 31, 2025
Long-term care insurance
Interest accretion (locked-in) rate	5.7%	5.7%
Current discount rate	5.6%	5.4%
Life insurance
Interest accretion (locked-in) rate	5.7%	5.7%
Current discount rate	5.2%	5.0%
Fixed annuities
Interest accretion (locked-in) rate	6.8%	6.8%
Current discount rate	5.6%	5.5%
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
The following table sets forth the amount of undiscounted and discounted expected future gross premiums and expected future benefit payments as of the dates indicated:

	June 30, 2026		December 31, 2025
(Amounts in millions)	Undiscounted	Discounted	Undiscounted	Discounted
Long-term care insurance
Expected future gross premiums	$31,460	$21,784	$32,824	$22,941
Expected future benefit payments	$114,804	$58,632	$116,322	$59,634
Life insurance
Expected future gross premiums	$8,766	$4,959	$9,129	$5,236
Expected future benefit payments	$5,724	$4,074	$6,042	$4,354
Fixed annuities
Expected future gross premiums	$—	$—	$—	$—
Expected future benefit payments	$21,333	$10,097	$21,791	$10,437
During the six months ended June 30, 2026, we recorded a charge of $1 million to net income (loss) due to expected benefits exceeding expected gross premiums, resulting in net premium ratios capped at 100% for certain cohorts in our life insurance products primarily due to higher claim severity.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income (loss) related to our liability for future policy benefits for the periods indicated:

	Three months ended June 30,				Six months ended June 30,				Year ended
	2026		2025		2026		2025		December 31, 2025
(Amounts in millions)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)
Long-term care insurance	$627	$614	$626	$599	$1,250	$1,225	$1,245	$1,197	$2,544	$2,406
Life insurance	143	8	153	10	288	16	308	22	597	42
Fixed annuities	—	149	—	155	—	300	—	311	—	617
Total	$770	$771	$779	$764	$1,538	$1,541	$1,553	$1,530	$3,141	$3,065
______________
(1)Amounts for interest accretion are included in benefits and other changes in policy reserves in the condensed consolidated statements of operations.
(9) Policyholder Account Balances
The following table sets forth our liabilities for policyholder account balances as of the dates indicated:

(Amounts in millions)	June 30, 2026	December 31, 2025
Life insurance	$6,952	$6,993
Fixed annuities	3,071	3,278
Variable annuities	399	420
Funding agreements	298	—
Fixed indexed annuity embedded derivatives (1)	132	138
Indexed universal life embedded derivatives (1)	14	14
Additional insurance liabilities (2)	3,015	2,986
Other	14	14
Total policyholder account balances	$13,895	$13,843
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the balances of and changes in policyholder account balances as of and for the periods indicated:

	June 30, 2026
(Dollar amounts in millions)	Life insurance	Fixed annuities	Variable annuities
Beginning balance as of January 1	$6,993	$3,278	$420
Issuances	—	—	—
Premiums received	215	9	7
Policy charges	(283)	(2)	(3)
Surrenders and withdrawals	(58)	(151)	(20)
Benefit payments	(65)	(133)	(24)
Net transfers from (to) separate accounts	—	—	4
Interest credited	148	56	2
Other	2	14	13
Ending balance as of June 30	$6,952	$3,071	$399
Weighted-average crediting rate	3.9%	3.0%	3.3%
Net amount at risk (1)	$38,636	$30	$322
Cash surrender value	$3,951	$2,314	$399
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present policyholder account balances by range of guaranteed minimum crediting rate and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums as of the dates indicated:

	June 30, 2026
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$113	$30	$10	$—	$153
2.00%–2.99%	670	1	—	—	671
3.00%–3.99%	1,560	558	1,062	96	3,276
4.00% and greater	2,126	21	25	—	2,172
Total	$4,469	$610	$1,097	$96	$6,272
______________
(1)Excludes universal life insurance and investment contracts of $4,150 million that have an equity market component to their crediting strategy.

	December 31, 2025
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$111	$39	$23	$—	$173
2.00%–2.99%	720	1	—	—	721
3.00%–3.99%	1,627	579	1,081	85	3,372
4.00% and greater	2,189	20	23	—	2,232
Total	$4,647	$639	$1,127	$85	$6,498
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) Additional Insurance Liabilities
The following table presents the balances of and changes in additional liabilities related to death or other insurance benefits that are included within policyholder account balances related to universal and term universal life insurance products as of and for the periods indicated:

(Dollar amounts in millions)	June 30, 2026	December 31, 2025
Beginning balance as of January 1	$2,986	$2,920
Beginning balance before shadow accounting adjustments	$3,052	$3,003
Effect of changes in cash flow assumptions	—	(15)
Effect of actual variances from expected experience	(2)	11
Adjusted beginning balance	3,050	2,999
Issuances	—	—
Interest accretion	53	102
Assessments collected	113	230
Benefit payments	(128)	(279)
Derecognition (lapses and withdrawals)	—	—
Other (flooring adjustment)	—	—
Ending balance before shadow accounting adjustments	3,088	3,052
Effect of shadow accounting adjustments	(73)	(66)
Ending balance	3,015	2,986
Less: reinsurance recoverable	—	—
Additional insurance liabilities, net of reinsurance recoverable	$3,015	$2,986
Weighted-average liability duration (years)	16.4	16.8
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
The following table provides the weighted-average interest rates for our additional insurance liabilities as of the dates indicated:

	June 30, 2026	December 31, 2025
Interest accretion rate (1)	3.5%	3.4%
Projected crediting rate (2)	3.9%	3.9%
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income (loss) related to additional insurance liabilities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2025
(Amounts in millions)	2026	2025	2026	2025
Gross assessments	$125	$131	$252	$263	$513
Interest accretion (1)	$27	$25	$53	$50	$102
______________
(1)Amounts for interest accretion are included in benefits and other changes in policy reserves in the condensed consolidated statements of operations.
(11) Market Risk Benefits
The following table sets forth our market risk benefits by asset and liability position as of the dates indicated:

	June 30, 2026			December 31, 2025
(Amounts in millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Fixed indexed annuities	$—	$52	$52	$—	$52	$52
Variable annuities	79	314	235	64	361	297
Total market risk benefits	$79	$366	$287	$64	$413	$349

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the balances of and changes in market risk benefits as of and for the periods indicated:

	June 30, 2026
(Dollar amounts in millions)	Fixed indexed annuities	Variable annuities	Reinsurance recoverable (1)
Beginning balance as of January 1	$52	$297	$98
Beginning balance before effect of changes in instrument-specific credit risk	$50	$294	$98
Issuances	—	—	—
Interest accretion	1	6	2
Attributed fees collected	2	17	4
Benefit payments	—	(10)	(6)
Effect of changes in interest rates	(2)	(13)	(2)
Effect of changes in equity markets	—	(59)	(7)
Actual policyholder behavior different from expected behavior	(1)	(2)	—
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	—	—	—
Other	(1)	—	—
Ending balance before effect of changes in instrument-specific credit risk	49	233	89
Effect of changes in instrument-specific credit risk	3	2	—
Ending balance as of June 30	52	235	$89
Less: reinsurance recoverable	—	89
Market risk benefits, net of reinsurance recoverable	$52	$146
Weighted-average attained age of contractholders	75	77
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
(12) Separate Accounts
The following table presents the balances of and changes in separate account liabilities, which are primarily comprised of variable annuity products, as of and for the periods indicated:

(Amounts in millions)	June 30, 2026	December 31, 2025
Beginning balance as of January 1	$4,369	$4,438
Premiums and deposits	20	32
Policy charges	(48)	(99)
Surrenders and withdrawals	(205)	(391)
Benefit payments	(101)	(213)
Investment performance	367	605
Net transfers from (to) general account	(4)	(2)
Other charges	(2)	(1)
Ending balance	$4,396	$4,369
Cash surrender value (1)	$4,394	$4,367
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Separate Account Assets
The following table presents the aggregate fair value of assets, by major investment asset category, supporting separate accounts as of the dates indicated:

(Amounts in millions)	June 30, 2026	December 31, 2025
Equity funds	$2,152	$2,077
Balanced funds	1,790	1,809
Bond funds	277	291
Money market funds	177	192
Total	$4,396	$4,369
(13) Liability for Policy and Contract Claims
The following table sets forth our liability for policy and contract claims as of the dates indicated:

(Amounts in millions)	June 30, 2026	December 31, 2025
Enact segment	$599	$572
Closed Block segment (1)	151	149
Other mortgage insurance business	7	6
Total liability for policy and contract claims	$757	$727
______________
(1)Primarily includes balances related to our universal and term universal life insurance products.
The following table presents the balances of and changes in our liability for policy and contract claims as of and for the periods indicated:

	Six months ended June 30,
(Amounts in millions)	2026	2025
Beginning balance as of January 1	$727	$670
Less reinsurance recoverable	(21)	(24)
Net beginning balance	706	646
Incurred related to insured events of:
Current year	473	528
Prior years	(74)	(77)
Total incurred	399	451
Paid related to insured events of:
Current year	(246)	(255)
Prior years	(125)	(101)
Total paid	(371)	(356)
Net ending balance	734	741
Add reinsurance recoverable	23	22
Ending balance as of June 30	$757	$763
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
The favorable development related to insured events of prior years for the six months ended June 30, 2026 was primarily attributable to reserve releases of $76 million in our Enact segment largely driven by favorable cure performance and loss mitigation activities.
For the six months ended June 30, 2025, our Enact segment recorded reserve releases of $95 million primarily related to insured events of prior years, largely driven by favorable cure performance.
(14) Income Taxes
The effective tax rate was 23.9% and 28.0% for the three months ended June 30, 2026 and 2025, respectively, and 25.9% and 28.3% for the six months ended June 30, 2026 and 2025, respectively. The rate in all periods was above the statutory U.S. federal income tax rate of 21% largely due to tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income. The decrease in the effective tax rate for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily attributable to the benefit from purchased tax credits.
U.S. GAAP generally requires an annualized effective tax rate to be used for interim reporting periods, utilizing projections of full year results. However, in certain circumstances it is appropriate to record the actual effective tax rate for the period if a reliable estimate cannot be made for the full year. Accordingly, for the three and six months ended June 30, 2026 and 2025, we utilized the actual effective tax rate for the interim period to record the provision (benefit) for income taxes for our Closed Block segment and the annualized projected effective tax rate for our Enact segment and Corporate and Other.
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
•net income (loss) attributable to noncontrolling interests,
•net investment gains (losses),
•changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges,
•gains (losses) on the sale of businesses,

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•gains (losses) on the early extinguishment of debt,
•restructuring costs, and
•infrequent or unusual non-operating items.
A component of our net investment gains (losses) is the result of estimated future credit losses, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. We exclude the items listed above from adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating performance.
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
The following table presents adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our reportable segments for the three months ended June 30:

	2026		2025
(Amounts in millions)	Enact	Closed Block	Enact	Closed Block
Revenues:
Premiums	$245	$627	$245	$617
Net investment income	73	758	66	732
Policy fees and other income	1	150	1	156
	319	1,535	312	1,505
Less:
Benefits and other changes in policy reserves (1)	33	1,202	25	1,171
Cash flow assumption updates (1)	—	5	—	8
Actual variances from expected experience (1)	—	127	—	52
Amortization of deferred acquisition costs and intangibles (1)	2	49	3	53
Interest expense (2)	13	—	12	—
Other segment expenses (2), (3)	49	286	51	269
Provision (benefit) for income taxes (2)	45	(24)	47	(4)
Adjusted operating income (loss) attributable to noncontrolling interests	34	—	33	—
Reportable segment adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$143	$(110)	$141	$(44)
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our reportable segments for the six months ended June 30:

	2026		2025
(Amounts in millions)	Enact	Closed Block	Enact	Closed Block
Revenues:
Premiums	$488	$1,263	$490	$1,232
Net investment income	145	1,449	129	1,403
Policy fees and other income	4	300	3	312
	637	3,012	622	2,947
Less:
Benefits and other changes in policy reserves (1)	70	2,391	56	2,359
Cash flow assumption updates (1)	—	13	—	7
Actual variances from expected experience (1)	—	163	—	57
Amortization of deferred acquisition costs and intangibles (1)	4	100	5	110
Interest expense (2)	25	—	24	—
Other segment expenses (2), (3)	96	514	100	534
Provision (benefit) for income taxes (2)	92	(27)	94	(13)
Adjusted operating income (loss) attributable to noncontrolling interests	67	—	65	—
Reportable segment adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$283	$(142)	$278	$(107)
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the reconciliation of total reportable segment adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders to net income (loss) available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2026	2025	2026	2025
Total reportable segment adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$33	$97	$141	$171
Corporate and Other income (loss) from continuing operations	(36)	(52)	(63)	(74)
Net investment gains (losses) available to Genworth Financial, Inc.’s common stockholders	44	1	12	29
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges	23	15	14	(4)
Expenses related to restructuring	(2)	1	(2)	—
Taxes on adjustments	(13)	(4)	(5)	(5)
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	49	58	97	117
Income (loss) from discontinued operations, net of taxes	(2)	(7)	(3)	(12)
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$47	$51	$94	$105
The following table presents total assets for our reportable segments as of the dates indicated:

(Amounts in millions)	June 30, 2026	December 31, 2025
Enact	$6,961	$6,895
Closed Block	$79,062	$79,615
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On June 30, 2021, we filed in the Middle District of Georgia our renewed motion to enforce the class action settlement and release and renewed our motion for leave to file a counterclaim. The briefing on both motions concluded in October 2021. On March 24, 2022, the Court denied our motions. On April 11, 2022, we filed an appeal of the Court’s denial to the United States Court of Appeals for the Eleventh Circuit. On June 22, 2022, we filed our opening brief in support of the appeal. The plaintiff filed its respondent’s brief on September 20, 2022, and we filed our reply brief on November 10, 2022. The appeal was orally argued on August 17, 2023, and on January 8, 2025, the Eleventh Circuit

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
entered an order affirming the district court’s order. On January 29, 2025, we moved for rehearing by the panel and by the full court. On March 4, 2025, the Eleventh Circuit denied our motion for rehearing. On March 7, 2025, the plaintiff refiled its complaint in the United States District Court for the Eastern District of Virginia. On May 9, 2025, we moved to dismiss the refiled complaint for failure to state a cause of action. The plaintiff filed an amended complaint on June 24, 2025 and a second amended complaint on July 14, 2025. On July 28, 2025, we moved to dismiss the second amended complaint for failure to state a cause of action. The plaintiff opposed our motion to dismiss the second amended complaint on August 25, 2025, and the court denied our motion to dismiss on November 18, 2025. On February 13, 2026, we moved for summary judgment dismissing the complaint, and the plaintiff moved for class certification. On August 3, 2026, the District Court entered a final order that, among other things, granted our motion for summary judgment dismissing the complaint. If necessary, we intend to continue to vigorously defend this action.
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
The plaintiffs moved for class certification on October 16, 2023, and we filed opposition papers on December 4, 2023. Oral argument on the plaintiffs’ class certification motion was heard on February 12, 2024. On February 20, 2024, we moved for summary judgment dismissing the claims, and the plaintiffs filed opposition papers on March 5, 2024. Oral argument was conducted on our summary judgment motion on March 25, 2024. On August 15, 2024, the Court granted the plaintiffs’ motion and certified the case as a class action. On August 29, 2024, the Court denied our motion for summary judgment. We filed a motion for leave to appeal from the trial court’s class certification order, and the United States Court of Appeals for the Fourth Circuit granted leave to appeal on September 13, 2024. On March 7, 2025, we filed our opening appellate brief in the Fourth Circuit, and the plaintiffs filed their responding brief on April 7, 2025. The case was stayed in trial court pending the determination of our appeal to the Fourth Circuit, oral argument of which occurred on October 21, 2025. On March 10, 2026, the Fourth Circuit reversed the trial court’s class certification order. On March 24, 2026, the plaintiffs moved for rehearing by the full court. We filed opposition papers on April 27, 2026. The plaintiffs’ rehearing application was denied on June 4, 2026. The case remains stayed in trial court pending issuance of the Fourth Circuit’s mandate. We intend to continue to vigorously defend this action.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operations.
(b)Commitments
See note 6 for amounts we were committed to fund related to our investments as of June 30, 2026.
(17) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2026	$(2,526)	$180	$1,112	$(4)	$14	$(1,224)
OCI before reclassifications	96	13	(167)	1	1	(56)
Amounts reclassified from OCI	4	(31)	—	—	—	(27)
Current period OCI	100	(18)	(167)	1	1	(83)
Balances as of June 30, 2026 before noncontrolling interests	(2,426)	162	945	(3)	15	(1,307)
Less: change in OCI attributable to noncontrolling interests	—	—	—	—	—	—
Balances as of June 30, 2026	$(2,426)	$162	$945	$(3)	$15	$(1,307)
______________
(1)See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2025	$(2,660)	$535	$703	$(6)	$6	$(1,422)
OCI before reclassifications	120	(124)	66	1	12	75
Amounts reclassified from OCI	14	(31)	—	—	—	(17)
Current period OCI	134	(155)	66	1	12	58
Balances as of June 30, 2025 before noncontrolling interests	(2,526)	380	769	(5)	18	(1,364)
Less: change in OCI attributable to noncontrolling interests	10	—	—	—	(1)	9
Balances as of June 30, 2025	$(2,536)	$380	$769	$(5)	$19	$(1,373)
______________
(1)See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2026	$(1,987)	$187	$463	$(4)	$17	$(1,324)
OCI before reclassifications	(470)	36	482	1	(2)	47
Amounts reclassified from OCI	21	(61)	—	—	—	(40)
Current period OCI	(449)	(25)	482	1	(2)	7
Balances as of June 30, 2026 before noncontrolling interests	(2,436)	162	945	(3)	15	(1,317)
Less: change in OCI attributable to noncontrolling interests	(10)	—	—	—	—	(10)
Balances as of June 30, 2026	$(2,426)	$162	$945	$(3)	$15	$(1,307)
______________
(1)See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2025	$(3,156)	$492	$1,022	$(5)	$4	$(1,643)
OCI before reclassifications	623	(50)	(253)	—	14	334
Amounts reclassified from OCI	17	(62)	—	—	—	(45)
Current period OCI	640	(112)	(253)	—	14	289
Balances as of June 30, 2025 before noncontrolling interests	(2,516)	380	769	(5)	18	(1,354)
Less: change in OCI attributable to noncontrolling interests	20	—	—	—	(1)	19
Balances as of June 30, 2025	$(2,536)	$380	$769	$(5)	$19	$(1,373)
______________
(1)See note 5 for additional information.
As of June 30, 2026 and 2025, the balances of the change in the discount rate used to measure future policy benefits were net of taxes of $(256) million and $(209) million, respectively, and the balances of the change in instrument-specific credit risk of MRBs were net of taxes of $1 million in each period. The foreign currency translation and other adjustments balance in the charts above included $33 million and $34 million, respectively, net of taxes of $(8) million and $(9) million, respectively, related to a net unrecognized postretirement benefit obligation as of June 30, 2026 and 2025. The balance also included taxes of $(1) million and $(2) million related to foreign currency translation adjustments as of June 30, 2026 and 2025, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows reclassifications from accumulated other comprehensive income (loss), net of taxes, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,		Affected line item in the condensed consolidated statements of operations
(Amounts in millions)	2026	2025	2026	2025
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments	$5	$18	$26	$22	Net investment (gains) losses
Income taxes	(1)	(4)	(5)	(5)	Provision (benefit) for income taxes
Total	$4	$14	$21	$17
Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(42)	$(47)	$(86)	$(95)	Net investment income
Interest rate swaps hedging assets	(5)	(1)	(8)	(2)	Net investment (gains) losses
Interest rate swaps hedging liabilities	—	1	1	1	Interest expense
Forward bond purchase commitments	(1)	—	(1)	—	Net investment (gains) losses
Income taxes	17	16	33	34	Provision (benefit) for income taxes
Total	$(31)	$(31)	$(61)	$(62)

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
Cautionary note regarding forward-looking statements
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” “may” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to potential dividends or share repurchases; future return of capital by Enact Holdings, Inc. (“Enact Holdings”), including share repurchases, and quarterly and special dividends; the cumulative economic benefit of approved and future rate increases and benefit reductions included in our multi-year in-force rate action plan and other reduced benefit options associated with the long-term care insurance products in our Closed Block segment; planned investments in and our outlook for new lines of business or new insurance and other products and services, such as those we are pursuing with our CareScout business (“CareScout”), including through our CareScout services business (“CareScout Services”) and our CareScout insurance business (“CareScout Insurance”); future financial performance, including the expectation that quarterly adverse variances between actual and expected experience could persist resulting in future remeasurement losses in our Closed Block segment; the resolution of the appeal or any potential litigation recovery amounts in connection with the AXA S.A. (“AXA”) and Santander Cards UK Limited (“Santander”) litigation, and Genworth’s planned use of proceeds from any recovery in connection with the litigation, including share repurchases, debt repurchases and investments in new businesses; future financial condition and liquidity of our businesses; and statements we make regarding the outlook of the U.S. economy.
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
•the occurrence of natural or man-made disasters, including geopolitical tensions and war (including the Russian invasion of Ukraine, ongoing conflict between Iran and the United States, and economic competition between the United States and China, among others), a public health emergency, including pandemics, or climate change;
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
•the impact of medical advances such as genetic research and diagnostic imaging, emerging new technology, including artificial intelligence and related legislation; and
•other factors described in the risk factors contained in Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2026.
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
Strategic Update
Create value
We continue to create shareholder value through Enact’s growing market value and capital returns. Enact Holdings provided $103 million of capital returns to Genworth Holdings in the second quarter of 2026. Enact Holdings expects to return $550 million to $600 million of capital to its shareholders for the full year 2026, an increase from its earlier expectation of approximately $500 million. Based on our approximate 81% ownership, we expect to receive $445 million to $485 million in capital returns from Enact Holdings for the full year 2026. We expect capital returns from Enact will continue to benefit our shareholders by funding our strategic initiatives, including new CareScout products and services, as well as share repurchases and opportunistic debt reduction. Since the initial authorization of Genworth Financial’s share repurchase program in May 2022 and through July 31, 2026, we have repurchased $922 million worth of shares of Genworth Financial’s common stock. For additional information on our share repurchase program, see “—Liquidity and Capital Resources.”
Drive growth
We continue to drive future growth through CareScout with innovative, consumer-focused aging care services and funding solutions.
CareScout Services
During the second quarter of 2026, CareScout Services expanded the CareScout Quality Network to more than 1,100 active home care locations and continued integrating senior living communities. The network now includes local advisors in major markets who help guide families in their search for high-quality senior living communities. Together with CareScout Services’ nationwide network of nurses, these local advisors provide families with access to both expert guidance and clinical expertise.
We also continued to see growth in the number of CareScout members who received first-time home care services or moved into a senior living community. As we further integrate senior living communities, we are building a more comprehensive network that can support individuals across different stages of the aging journey and we expect will complement our existing home care model with a more diversified and scalable revenue stream. As the network continues to expand and brand awareness grows, we anticipate increased traction across the platform, including greater utilization by Genworth policyholders, helping to stretch their benefit dollars further while generating claims savings in the Closed Block over time.
We continue to expand our offerings to employers and select affinity groups as we seek to introduce the CareScout brand to more consumers, broaden access to our services and generate additional fee-based revenues over time. We expect to invest approximately $50 million to $55 million in CareScout Services for the full year 2026 to further scale the business. This investment will support the continued build-out of our technology-enabled platform, the addition of new products and growth across both consumer and business-to-business channels.
CareScout Insurance
We continue to build out differentiated product offerings and expand our distribution capability in CareScout Insurance. Our Care Assurance worksite product, a version of CareScout Insurance’s individual standalone long-term care insurance product that will be available through employers, is ready for launch in the third quarter of 2026. The Care Assurance offerings are differentiated in the long-term care insurance market by giving customers and their families access to a more holistic aging experience through CareScout Services, including access to the CareScout Quality Network, wellness support tools and care planning services. While we expect adoption to build gradually, we believe the Care Assurance offerings create significant value for both our customers and distribution partners. We are also developing additional offerings, including hybrid long-term care insurance products, as part of a broader set of funding solutions designed to meet evolving consumer needs and address critical gaps in retirement income and retirement security in the marketplace. We do not anticipate any additional capital investment in CareScout Insurance in 2026 following the $85 million investment made in 2025 to enable the launch of the business.
While it will take time to scale these businesses, we believe our investments in CareScout Services and CareScout Insurance will drive sustainable future growth for Genworth and are aligned with our overarching priority to maximize long-term value for our shareholders. We will continue to take a disciplined approach in our capital allocation strategy, balancing investments in CareScout growth initiatives with returning value to shareholders and opportunistically retiring debt.
Maintain self-sustainability
We continue to actively manage our self-sustaining, customer-centric legacy insurance subsidiaries, comprising long-term care insurance, life insurance and annuity products included in our Closed Block segment. Our long-term care insurance multi-year in-force rate action plan continues to be our most effective tool in supporting this strategic priority. We achieved an estimated cumulative economic benefit of approximately $34.8 billion, on a net present value basis, of approved rate increases and benefit reductions from 2012 through the second quarter of 2026. As we manage our legacy insurance subsidiaries on a standalone basis, these entities will continue to rely on their statutory capital, significant reserves, prudent management of the in-force blocks and other management actions, including our long-term care insurance in-force rate actions, to satisfy policyholder obligations. For additional information regarding our in-force rate actions, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment—Closed Block segment.”
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
•Changes in fair value of market risk benefits and associated hedges consist of fair value changes of market risk benefits (other than changes attributable to instrument-specific credit risk), net of changes in the fair value of non-qualified derivative instruments that support our market risk benefits, along with other reserve changes.
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

Consolidated Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$875	$865	$10	1%
Net investment income	836	802	34	4%
Net investment gains (losses)	37	(28)	65	NM⁽¹⁾
Policy fees and other income	153	157	(4)	(3)%
Total revenues	1,901	1,796	105	6%
Benefits and expenses:
Benefits and other changes in policy reserves	1,233	1,195	38	3%
Liability remeasurement (gains) losses	132	60	72	120%
Changes in fair value of market risk benefits and associated hedges	(17)	(10)	(7)	(70)%
Interest credited	96	94	2	2%
Acquisition and operating expenses, net of deferrals	268	249	19	8%
Amortization of deferred acquisition costs and intangibles	54	57	(3)	(5)%
Interest expense	26	26	—	—%
Total benefits and expenses	1,792	1,671	121	7%
Income (loss) from continuing operations before income taxes	109	125	(16)	(13)%
Provision (benefit) for income taxes	26	35	(9)	(26)%
Income (loss) from continuing operations	83	90	(7)	(8)%
Income (loss) from discontinued operations, net of taxes	(2)	(7)	5	71%
Net income (loss)	81	83	(2)	(2)%
Less: net income (loss) attributable to noncontrolling interests	34	32	2	6%
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$47	$51	$(4)	(8)%
______________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table sets forth the consolidated results of operations for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$1,756	$1,727	$29	2%
Net investment income	1,602	1,541	61	4%
Net investment gains (losses)	11	(1)	12	NM⁽¹⁾
Policy fees and other income	309	315	(6)	(2)%
Total revenues	3,678	3,582	96	3%
Benefits and expenses:
Benefits and other changes in policy reserves	2,457	2,412	45	2%
Liability remeasurement (gains) losses	176	64	112	175%
Changes in fair value of market risk benefits and associated hedges	(7)	8	(15)	(188)%
Interest credited	191	193	(2)	(1)%
Acquisition and operating expenses, net of deferrals	481	485	(4)	(1)%
Amortization of deferred acquisition costs and intangibles	109	117	(8)	(7)%
Interest expense	51	52	(1)	(2)%
Total benefits and expenses	3,458	3,331	127	4%
Income (loss) from continuing operations before income taxes	220	251	(31)	(12)%
Provision (benefit) for income taxes	57	71	(14)	(20)%
Income (loss) from continuing operations	163	180	(17)	(9)%
Income (loss) from discontinued operations, net of taxes	(3)	(12)	9	75%
Net income (loss)	160	168	(8)	(5)%
Less: net income (loss) attributable to noncontrolling interests	66	63	3	5%
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$94	$105	$(11)	(10)%
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
Use of non-GAAP measures
We use non-U.S. GAAP (“non-GAAP”) financial measures entitled “adjusted operating income (loss)” and “adjusted operating income (loss), excluding Closed Block.” These non-GAAP financial measures are evaluated by management and our Board of Directors to assess performance, manage capital allocation, and in the case of adjusted operating income (loss), excluding Closed Block, as a factor for determining annual incentive awards and compensation for senior management. These measures have been established to more accurately reflect overall operating performance, as they minimize the impact of macroeconomic volatility. Management believes using adjusted operating income (loss), excluding Closed Block as a consolidated measure of profit or loss better aligns with our strategy and capital allocation framework, as no capital is allocated to the Closed Block segment, which operates on a standalone basis, using existing capital and reserves, along with in-force management actions, to meet future obligations. We also continue to report adjusted operating income (loss) for the Closed Block segment, as we believe it is the appropriate measure of profit or loss in accordance with segment reporting. Although adjusted operating income (loss) and adjusted operating income (loss), excluding Closed Block are non-GAAP financial measures, we believe these measures aid in understanding the underlying performance of our operations.
We define adjusted operating income (loss) as income (loss) from continuing operations excluding:
•net income (loss) attributable to noncontrolling interests,
•net investment gains (losses),
•changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges,
•gains (losses) on the sale of businesses,
•gains (losses) on the early extinguishment of debt,
•restructuring costs, and
•infrequent or unusual non-operating items.
A component of our net investment gains (losses) is the result of estimated future credit losses, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. We exclude the items listed above from adjusted operating income (loss) because, in our opinion, they are not indicative of overall operating performance.
Adjustments to reconcile net income (loss) to adjusted operating income (loss) assume a 21% current tax rate, plus any associated deferred taxes, and are net of the portion attributable to noncontrolling interests. Changes in fair value of market risk benefits and associated hedges are adjusted to exclude changes in reserves, attributed fees and benefit payments.
Adjusted operating income (loss), excluding Closed Block is derived from adjusted operating income (loss) and excludes adjusted operating income (loss) of our Closed Block segment. While some of the excluded items may be significant components of net income (loss) determined in accordance with U.S. GAAP, we believe that adjusted operating income (loss), and measures that are derived from or incorporate adjusted operating income (loss), including adjusted operating income (loss), excluding Closed Block, are appropriate measures that are useful to investors because they identify the income (loss) attributable to our ongoing operations. Adjusted operating income (loss) and adjusted operating income (loss), excluding Closed Block are not measures of complete profitability; therefore, they should not be considered in isolation or viewed as substitutes for U.S. GAAP net income (loss). In addition, our definition of adjusted operating income (loss) may differ from the definitions used by other companies. In reporting non-GAAP measures in the future, we may make other adjustments to exclude items we do not consider reflective of our core operating performance. We may also disclose other non-GAAP operating measures in the future if we believe that such measures would be helpful to investors in their evaluation of our company.

The following table presents a reconciliation of net income (loss) to adjusted operating income (loss) and adjusted operating income (loss), excluding Closed Block for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2026	2025	2026	2025
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$47	$51	$94	$105
Add: net income (loss) attributable to noncontrolling interests	34	32	66	63
Net income (loss)	81	83	160	168
Less: income (loss) from discontinued operations, net of taxes	(2)	(7)	(3)	(12)
Income (loss) from continuing operations	83	90	163	180
Less: net income (loss) attributable to noncontrolling interests	34	32	66	63
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	49	58	97	117
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(37)	27	(12)	(1)
Changes in fair value of market risk benefits attributable to changes in interest rates, equity markets and associated hedges (2)	(23)	(15)	(14)	4
(Gains) losses on early extinguishment of debt	(1)	—	(1)	—
Expenses related to restructuring	2	—	4	(1)
Taxes on adjustments	12	(2)	5	—
Adjusted operating income (loss)	2	68	79	119
Adjustment to exclude Closed Block segment adjusted operating (income) loss	110	44	142	107
Adjusted operating income (loss), excluding Closed Block	$112	$112	$221	$226
______________
(1)Net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $1 million for the three months ended June 30, 2025 and $1 million and $2 million for the six months ended June 30, 2026 and 2025, respectively.
(2)Changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(6) million and $(5) million for the three months ended June 30, 2026 and 2025, respectively, and $(7) million and $(4) million for the six months ended June 30, 2026 and 2025, respectively.

Earnings (loss) per share
The following table provides basic and diluted earnings (loss) per common share for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.13	$0.14	$(0.01)	(7)%	$0.25	$0.28	$(0.03)	(11)%
Diluted	$0.13	$0.14	$(0.01)	(7)%	$0.25	$0.28	$(0.03)	(11)%
Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$0.12	$0.12	$—	—%	$0.24	$0.25	$(0.01)	(4)%
Diluted	$0.12	$0.12	$—	—%	$0.24	$0.25	$(0.01)	(4)%
Adjusted operating income (loss), excluding Closed Block per share:
Basic	$0.29	$0.27	$0.02	7%	$0.57	$0.54	$0.03	6%
Diluted	$0.29	$0.27	$0.02	7%	$0.57	$0.54	$0.03	6%
Weighted-average common shares outstanding:
Basic	381.3	413.2			384.7	415.7
Diluted	386.3	417.5			390.0	420.2
Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including performance stock units, restricted stock units and other equity-based awards.
The following table presents a summary of adjusted operating income (loss) for our segments and Corporate and Other for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Enact segment	$143	$141	$2	1%	$283	$278	$5	2%
Corporate and Other	(31)	(29)	(2)	(7)%	(62)	(52)	(10)	(19)%
Closed Block segment	(110)	(44)	(66)	(150)%	(142)	(107)	(35)	(33)%
Adjusted operating income (loss)	$2	$68	$(66)	(97)%	$79	$119	$(40)	(34)%
Executive Summary of Consolidated Financial Results
After-tax amounts in our discussion of financial results assume a tax rate of 21% unless otherwise indicated.
•Net income for the three months ended June 30, 2026 and 2025 was $47 million and $51 million, respectively, and adjusted operating income, excluding Closed Block was $112 million for both periods.
•Net income for the six months ended June 30, 2026 and 2025 was $94 million and $105 million, respectively, and adjusted operating income, excluding Closed Block was $221 million and $226 million, respectively.
•For the three and six months ended June 30, 2026, adjusted operating income, excluding Closed Block reflected strong operating performance in Enact mostly attributable to favorable cure performance, resulting in pre-tax reserve releases of $37 million and $76 million, respectively, partially offset by continued investment in CareScout Services and interest expense on Genworth Holdings’ debt.

For a detailed discussion of selected financial information and detailed descriptions of operating performance measures, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”
Significant Developments and Key Highlights
Enact segment
•Mortgage insurance portfolio. New insurance written increased 15% in the second quarter of 2026 compared to the second quarter of 2025. Enact’s primary persistency rate was 80% and 82% in the second quarter of 2026 and 2025, respectively.
•PMIERs compliance. Enact’s PMIERs sufficiency ratio was 161% or $1,894 million above the PMIERs requirements as of June 30, 2026.
Closed Block segment
•In-force rate actions. We estimate that the cumulative economic benefit of approved rate increases and benefit reductions in our long-term care insurance multi-year in-force rate action plan from 2012 through the second quarter of 2026 was approximately $34.8 billion, on a net present value basis.
•Risk-based capital ratio. As of June 30, 2026, the consolidated risk-based capital ratio on a company action level basis of our legacy insurance subsidiaries was approximately 286%, down from 300% as of December 31, 2025. The decrease was primarily driven by a statutory loss and higher required capital on long-term care insurance claims in the current year.
Capital and liquidity
•Holding company liquidity. Genworth Holdings had $215 million of unrestricted cash and cash equivalents as of June 30, 2026, which included approximately $81 million of cash held for future obligations, including advance cash payments from our subsidiaries.
•Capital returns from Enact Holdings. Genworth Holdings received $103 million of capital returns from Enact Holdings during the second quarter of 2026.
•Share repurchases. Genworth Financial executed $62 million of share repurchases, before excise taxes and other associated costs, during the second quarter of 2026.
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
Macroeconomic environment
Through the second quarter of 2026, the U.S. economy continued to be subject to significant volatility and uncertainty, largely related to geopolitical tensions, including the Iran conflict, changing economic policies and continued inflationary pressure. The ancillary effects of these factors on the domestic and global economies could materially impact the U.S. housing market and Enact’s business.
The U.S. Bureau of Labor Statistics reported that the Consumer Price Index inflation was 3.5% year-over-year in June 2026 compared to 3.3% year-over-year in March 2026, while the unemployment rate fell slightly to 4.2% in June 2026 from 4.3% in March 2026.

U.S. mortgage rates remained elevated into the second quarter of 2026. Over the past few years, housing affordability has deteriorated as elevated mortgage rates and home price appreciation have outpaced median family income, according to the National Association of Realtors Housing Affordability Index. Despite slowing of home price growth nationally in 2026, according to the Federal Housing Finance Agency (“FHFA”) Monthly Purchase-Only House Price Index (seasonally adjusted), affordability remains challenged.
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
In July 2025, the FHFA announced that it would implement the acceptance of VantageScore 4.0 for mortgages delivered to Fannie Mae and Freddie Mac. Enact began accepting VantageScore 4.0 on mortgages during the second quarter of 2026, though volume remains immaterial to date.
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
Mortgage insurance portfolio
New insurance written of $15.2 billion in the second quarter of 2026 increased 15% compared to the second quarter of 2025 primarily driven by larger estimated purchase and refinance mortgage insurance markets in the current year. Enact’s primary persistency rate was 80% and 82% during the second quarter of 2026 and 2025, respectively.
Net earned premiums in the second quarter of 2026 were consistent with the second quarter of 2025 as slightly lower average premium rates and higher ceded premiums were offset by insurance in-force and assumed premium growth.
Loss experience
Enact’s loss ratio for the three months ended June 30, 2026 and 2025 was 14% and 10%, respectively. Both periods were impacted by favorable reserve development. Enact released reserves of $37 million during the second quarter of 2026 primarily driven by favorable cure performance and loss mitigation activities, compared to a reserve release of $48 million in the second quarter of 2025.
New primary delinquencies in the second quarter of 2026 increased compared to the second quarter of 2025 primarily due to the normal loss development pattern on newer books of business. New primary delinquencies of 12,299 contributed $68 million of loss expense in the second quarter of 2026, while Enact incurred $69 million of loss expense from 11,567 new primary delinquencies in the second quarter of 2025. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions. Loss expense on new delinquencies in the second quarter of 2026 reflected a reduction in expected claim rates made in late 2025 resulting from sustained favorable cure performance and Enact’s market expectations.
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

Capital requirements
As of June 30, 2026, Enact Mortgage Insurance Corporation’s (“EMICO”) estimated risk-to-capital ratio under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was 9.9:1, compared with risk-to-capital ratios of 10.1:1 and 10.3:1 as of December 31, 2025 and June 30, 2025, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.
Under PMIERs, Enact is subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. As of June 30, 2026, Enact had estimated available assets of $5,002 million against $3,108 million net required assets under PMIERs compared to available assets of $5,016 million against $3,097 million net required assets as of March 31, 2026. The sufficiency ratio as of June 30, 2026 was 161% or $1,894 million above the PMIERs requirements, compared to 162% or $1,919 million as of March 31, 2026. Enact’s PMIERs required assets benefited from a reinsurance credit of $1,931 million and $1,944 million as of June 30, 2026 and March 31, 2026, respectively, related to third-party reinsurance.
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
Capital returns
During the first quarter of 2026, Enact Holdings completed the repurchase of shares under the $350 million share repurchase authorization it had announced on April 30, 2025. On February 3, 2026, Enact Holdings announced the authorization of a new share repurchase program under which it may repurchase up to $500 million of its common stock. Genworth Holdings entered into an agreement with Enact Holdings to participate in the share repurchase program in order to maintain its ownership interest in Enact Holdings. As the majority shareholder, Genworth Holdings received $103 million of capital returns from Enact Holdings during the second quarter of 2026, comprised of $76 million of share repurchases and $27 million of quarterly dividends.
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

Segment results of operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$245	$245	$—	—%
Net investment income	73	66	7	11%
Net investment gains (losses)	(2)	(8)	6	75%
Policy fees and other income	1	1	—	—%
Total revenues	317	304	13	4%
Benefits and expenses:
Benefits and other changes in policy reserves	33	25	8	32%
Acquisition and operating expenses, net of deferrals	50	50	—	—%
Amortization of deferred acquisition costs and intangibles	2	3	(1)	(33)%
Interest expense	13	12	1	8%
Total benefits and expenses	98	90	8	9%
Income (loss) from continuing operations before income taxes	219	214	5	2%
Provision (benefit) for income taxes	44	46	(2)	(4)%
Income (loss) from continuing operations	175	168	7	4%
Less: net income (loss) attributable to noncontrolling interests	34	32	2	6%
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	141	136	5	4%
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	2	7	(5)	(71)%
Expenses related to restructuring	1	(1)	2	200%
Taxes on adjustments	(1)	(1)	—	—%
Adjusted operating income (loss)	$143	$141	$2	1%
______________
(1)Net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $1 million for the three months ended June 30, 2025.
Adjusted operating income (loss)
Adjusted operating income increased primarily due to higher net investment income and lower operating expenses, partially offset by a lower reserve release in the current year.
Revenues
Premiums were consistent as slightly lower average premium rates and higher ceded premiums were offset by insurance in-force and assumed premium growth in the current year.
Net investment income increased primarily from higher investment yields and higher average invested assets in the current year.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
Benefits and other changes in policy reserves in both years were impacted by favorable reserve development related to prior years and increased primarily driven by a lower reserve release in the current year. Enact released reserves of $37 million during the second quarter of 2026 primarily driven by favorable cure performance and loss mitigation activities, compared to a reserve release of $48 million in the second quarter of 2025.
Provision (benefit) for income taxes. The effective tax rate was 20.5% and 21.8% for the three months ended June 30, 2026 and 2025, respectively, consistent with the U.S. corporate federal income tax rate.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$488	$490	$(2)	—%
Net investment income	145	129	16	12%
Net investment gains (losses)	(8)	(11)	3	27%
Policy fees and other income	4	3	1	33%
Total revenues	629	611	18	3%
Benefits and expenses:
Benefits and other changes in policy reserves	70	56	14	25%
Acquisition and operating expenses, net of deferrals	97	100	(3)	(3)%
Amortization of deferred acquisition costs and intangibles	4	5	(1)	(20)%
Interest expense	25	24	1	4%
Total benefits and expenses	196	185	11	6%
Income (loss) from continuing operations before income taxes	433	426	7	2%
Provision (benefit) for income taxes	90	92	(2)	(2)%
Income (loss) from continuing operations	343	334	9	3%
Less: net income (loss) attributable to noncontrolling interests	66	63	3	5%
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	277	271	6	2%
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	7	9	(2)	(22)%
Expenses related to restructuring	1	—	1	NM(2)
Taxes on adjustments	(2)	(2)	—	—%
Adjusted operating income (loss)	$283	$278	$5	2%
______________
(1)Net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $1 million and $2 million for the six months ended June 30, 2026 and 2025, respectively.
(2)We define “NM” as not meaningful for increases or decreases greater than 200%.

Adjusted operating income (loss)
Adjusted operating income increased primarily due to higher net investment income and lower operating expenses, partially offset by lower reserve releases in the current year.
Revenues
Premiums decreased modestly as slightly lower average premium rates and higher ceded premiums were largely offset by insurance in-force and assumed premium growth in the current year.
Net investment income increased primarily from higher investment yields and higher average invested assets in the current year.
For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
Benefits and other changes in policy reserves in both years were impacted by favorable reserve development related to prior years and increased primarily driven by lower reserve releases in the current year. Enact released reserves of $76 million in the current year primarily driven by favorable cure performance and loss mitigation activities, compared to reserve releases of $95 million in the prior year.
Acquisition and operating expenses, net of deferrals, decreased primarily driven by higher ceding commissions, partially offset by higher employee-related expenses in the current year.
Provision (benefit) for income taxes. The effective tax rate was 20.9% and 21.7% for the six months ended June 30, 2026 and 2025, respectively, consistent with the U.S. corporate federal income tax rate.
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

The following tables set forth selected operating performance measures regarding Enact as of and for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Primary insurance in-force	$273,953	$269,754	$4,199	2%
Risk in-force:
Primary	$71,616	$70,401	$1,215	2%
Pool	48	54	(6)	(11)%
Total risk in-force	$71,664	$70,455	$1,209	2%

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
New insurance written	$15,199	$13,254	$1,945	15%	$27,985	$23,072	$4,913	21%
Primary insurance in-force and risk in-force
Primary insurance in-force increased mainly from new insurance written, partially offset by lapses and cancellations. The primary persistency rate was 80% and 83% for the six months ended June 30, 2026 and 2025, respectively. Total risk in-force increased primarily as a result of higher primary insurance in-force.
New insurance written
New insurance written increased for the three months ended June 30, 2026 mainly due to larger estimated purchase and refinance mortgage insurance markets in the current year. New insurance written increased for the six months ended June 30, 2026 primarily driven by higher mortgage refinancing originations in the current year.
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
The following table sets forth the loss and expense ratios for Enact for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Loss ratio	14%	10%	4%	14%	11%	3%
Expense ratio	21%	22%	(1)%	21%	21%	—%
The loss ratio increased for the three and six months ended June 30, 2026 largely from lower reserve releases in the current year as discussed above.
The expense ratio remained relatively consistent for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025.

Mortgage insurance loan portfolio
The following table sets forth selected financial information regarding Enact’s loan portfolio as of June 30:

(Amounts in millions)	2026	2025
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$56,164	$52,438
90.01% to 95.00%	115,163	112,683
85.01% to 90.00%	76,257	79,237
85.00% and below	26,369	25,396
Total	$273,953	$269,754
Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$16,209	$15,034
90.01% to 95.00%	33,505	32,770
85.01% to 90.00%	18,765	19,558
85.00% and below	3,137	3,039
Total	$71,616	$70,401
Primary insurance in-force by credit score at origination:
Over 760	$121,349	$117,403
740-759	45,274	44,191
720-739	37,627	37,725
700-719	29,400	29,524
680-699	20,542	20,910
660-679 (1)	11,066	11,040
640-659	5,846	6,018
620-639	2,351	2,395
<620	498	548
Total	$273,953	$269,754
Primary risk in-force by credit score at origination:
Over 760	$31,519	$30,502
740-759	11,878	11,579
720-739	9,980	9,983
700-719	7,712	7,701
680-699	5,354	5,432
660-679 (1)	2,914	2,886
640-659	1,530	1,565
620-639	603	614
<620	126	139
Total	$71,616	$70,401
______________
(1)Loans with unknown credit scores are included in the 660-679 category.
Beginning in the second quarter of 2026, an immaterial number of loans that use VantageScore 4.0 are included in the table above.

Delinquent loans
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for Enact’s loan portfolio as of the dates indicated:

	June 30, 2026	December 31, 2025	June 30, 2025
Primary insurance:
Insured loans in-force	940,648	950,670	952,795
Delinquent loans	24,330	24,885	22,118
Percentage of delinquent loans (delinquency rate)	2.59%	2.62%	2.32%
The following tables set forth primary delinquencies, direct primary case reserves and risk in-force by aged missed payment status in Enact’s loan portfolio as of the dates indicated:

	June 30, 2026
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	11,709	$104	$808	13%
4 - 11 payments	8,609	214	675	32%
12 payments or more	4,012	222	308	72%
Total	24,330	$540	$1,791	30%
______________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, incurred but not reported (“IBNR”) and reinsurance reserves.

	December 31, 2025
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	12,647	$104	$867	12%
4 - 11 payments	8,591	206	641	32%
12 payments or more	3,647	205	270	76%
Total	24,885	$515	$1,778	29%
______________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
Total reserves as a percentage of risk in-force as of June 30, 2026 remained relatively consistent compared to December 31, 2025.

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

	% of primary risk in-force as of June 30, 2026	% of direct primary case reserves as of June 30, 2026 (1)	Delinquency rate as of
			June 30, 2026	December 31, 2025	June 30, 2025
By State:
California	12%	13%	2.87%	2.84%	2.50%
Texas	9%	10%	2.80%	2.81%	2.53%
Florida (2)	9%	13%	3.24%	3.35%	2.97%
New York (2)	5%	8%	3.29%	3.38%	3.11%
Illinois (2)	4%	5%	3.19%	3.15%	2.83%
Arizona	4%	4%	2.60%	2.78%	2.30%
Michigan	4%	2%	2.45%	2.33%	2.09%
Georgia	3%	4%	3.31%	3.33%	2.86%
North Carolina	3%	2%	2.01%	2.07%	1.90%
Pennsylvania (2)	3%	3%	2.36%	2.29%	2.16%
______________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
(2)Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

	% of primary risk in-force as of June 30, 2026	% of direct primary case reserves as of June 30, 2026 (1)	Delinquency rate as of
			June 30, 2026	December 31, 2025	June 30, 2025
By MSA or MD:
Phoenix, AZ MSA	3%	3%	2.76%	2.85%	2.32%
Atlanta, GA MSA	3%	3%	3.55%	3.59%	3.04%
Chicago-Naperville, IL MD	3%	4%	3.43%	3.31%	3.10%
Dallas, TX MD	2%	2%	2.42%	2.49%	2.25%
Houston, TX MSA	2%	3%	3.39%	3.54%	3.15%
New York, NY MD	2%	5%	3.67%	3.70%	3.39%
Washington-Arlington, DC MD	2%	2%	2.36%	2.62%	2.09%
Riverside-San Bernardino, CA MSA	2%	3%	3.68%	3.53%	3.05%
Los Angeles-Long Beach, CA MD	2%	3%	3.49%	3.26%	2.88%
Denver-Aurora-Lakewood, CO MSA	2%	1%	1.85%	1.85%	1.41%
______________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

The following table sets forth the dispersion of Enact’s direct primary case reserves, primary insurance in-force and risk in-force by year of policy origination, and delinquency rate as of June 30, 2026:

(Amounts in millions)	% of direct primary case reserves (1)	Primary insurance in-force	% of total	Primary risk in-force	% of total	Delinquency rate
Policy Year
2008 and prior	7%	$3,947	1%	$1,021	1%	7.84%
2009 to 2018	9	8,987	3	2,307	3	5.01%
2019	5	8,232	3	2,164	3	3.55%
2020	10	24,569	9	6,812	9	2.48%
2021	18	41,310	15	11,298	16	2.64%
2022	21	42,388	16	11,028	15	3.15%
2023	16	34,303	13	8,967	13	3.10%
2024	11	38,075	14	9,819	14	2.21%
2025	3	44,762	16	11,295	16	0.69%
2026	—	27,380	10	6,905	10	0.09%
Total portfolio	100%	$273,953	100%	$71,616	100%	2.59%
_____________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
Loss reserves in policy years 2008 and prior are outsized compared to their representation of risk in-force. The size of these policy years at origination, particularly 2005 through 2008, combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses Enact will experience on these policy years, they have become a smaller percentage of its total mortgage insurance portfolio. The concentration of loss reserves has shifted to newer book years in line with changes in risk in-force. As of June 30, 2026, Enact’s 2019 and newer policy years represented approximately 96% of its primary risk in-force and 84% of its total direct primary case reserves.
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
Our actual claims experience will emerge over many years, or decades. In recent years, average claim reserves for new claims have trended higher as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts and higher inflation factors going on claim. Although new claim counts on certain of our oldest long-term care insurance blocks of business have reached their peak claim years and will decrease as the blocks run off, we expect overall claims costs to continue to increase as the approximately 584,000 insured individuals in our two largest blocks, Choice I and Choice II, with average attained ages of 78 and 76, respectively, reach their peak claim years, which are age 85 and over.
Additionally, we have observed an increase in the cost of care in our long-term care insurance products, due in part to elevated inflation. Increases in cost of care have resulted in higher claim payments, which could have a material adverse impact on our liquidity, results of operations and financial condition if the increases persist.
The impacts of assumption updates and actual variances from expected experience will continue to drive volatility in our long-term care insurance results, particularly for our unprofitable capped cohorts. Our profitable uncapped cohorts have had a more modest earnings impact related to assumption updates and actual variances from expected experience, to date, as a portion of the impact is reflected in current period results with the remaining majority of the impact recognized over the life of the cohort. However, we may see increased volatility as the uncapped cohorts continue to age, with more of the impact related to assumption updates and actual variances from expected experience recognized immediately in net income (loss). It is important to note that quarterly variations resulting from assumption updates and actual variances from expected experience are typically expected to be relatively small compared to the overall size of our liability for future policy benefits of $44.6 billion, at the locked-in discount rate, for our long-term care insurance products as of June 30, 2026.
In-force management actions
Given the ongoing challenges in our long-term care insurance products, we continue to pursue initiatives to improve the risk and profitability profile of our business, including premium increases and benefit reductions on our in-force policies. Executing on our multi-year long-term care insurance in-force rate action plan with premium rate increases and associated benefit reductions on our in-force long-term care insurance policies is critical to the Closed Block. For an update on in-force rate actions, refer to the selected operating performance measures below.
While we expect renewal premiums to decline over time as the block runs off, benefit reductions elected by policyholders in connection with our in-force rate actions and prior legal settlements have accelerated that decline. However, we expect this decline to be partially offset by future approved rate actions.
We also plan to continue to offer existing, and to design and implement additional, reduced benefit options outside of in-force rate actions to enhance the sustainability of our legacy insurance subsidiaries and to reduce the risk on certain product features of our long-term care insurance policies.
Life insurance
Our life insurance products include traditional and non-traditional life insurance (term, universal, term universal and corporate-owned life insurance) as well as funding agreements. Results of our life insurance products are impacted primarily by mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors.
Mortality levels may deviate each period from historical trends. The overall impact of mortality experience was more unfavorable during the second quarter of 2026 than the first quarter of 2026 and the second quarter of 2025. We have also experienced unfavorable mortality compared to our then-current and priced-for assumptions in recent years for our universal life insurance block. Reinsurance costs typically increase due to natural aging of the yearly renewable term reinsured blocks. In prior periods, we have received some yearly renewable term reinsurance premium increases from some of our reinsurance partners that reflect unfavorable mortality.
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
Impacts from equity market and interest rate performance were favorable in the second quarter of 2026 compared to both the first quarter of 2026 and the second quarter of 2025.

Segment results of operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table sets forth the results of operations relating to our Closed Block segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$627	$617	$10	2%
Net investment income	758	732	26	4%
Net investment gains (losses)	46	8	38	NM⁽¹⁾
Policy fees and other income	150	156	(6)	(4)%
Total revenues	1,581	1,513	68	4%
Benefits and expenses:
Benefits and other changes in policy reserves	1,202	1,171	31	3%
Liability remeasurement (gains) losses	132	60	72	120%
Changes in fair value of market risk benefits and associated hedges	(17)	(10)	(7)	(70)%
Interest credited	96	94	2	2%
Acquisition and operating expenses, net of deferrals	185	170	15	9%
Amortization of deferred acquisition costs and intangibles	49	53	(4)	(8)%
Total benefits and expenses	1,647	1,538	109	7%
Income (loss) from continuing operations before income taxes	(66)	(25)	(41)	(164)%
Provision (benefit) for income taxes	(10)	1	(11)	NM⁽¹⁾
Income (loss) from continuing operations	(56)	(26)	(30)	(115)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	(46)	(8)	(38)	NM⁽¹⁾
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	(23)	(15)	(8)	(53)%
Expenses related to restructuring	1	—	1	NM⁽¹⁾
Taxes on adjustments	14	5	9	180%
Adjusted operating income (loss)	$(110)	$(44)	$(66)	(150)%
______________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)For the three months ended June 30, 2026 and 2025, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(6) million and $(5) million, respectively.
The following table sets forth adjusted operating income (loss) for the products included in our Closed Block segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Long-term care insurance	$(90)	$(37)	$(53)	(143)%
Life insurance	(33)	(20)	(13)	(65)%
Annuities	13	13	—	—%
Total adjusted operating income (loss)	$(110)	$(44)	$(66)	(150)%

Adjusted operating income (loss)
•The adjusted operating loss in our long-term care insurance products increased primarily driven by higher unfavorable actual variances from expected experience, partially offset by higher income from U.S. Government Treasury Inflation-Protected Securities (“TIPS”) in the current year.
•The adjusted operating loss in our life insurance products increased largely due to higher operating expenses and more unfavorable mortality in the current year.
Revenues
Premiums
•Our long-term care insurance products increased $5 million primarily driven by $15 million of higher premiums in the current year from newly implemented in-force rate actions, partially offset by lower renewal premiums from policy terminations and prior benefit reduction elections made by policyholders in connection with our in-force rate actions.
•Our life insurance products increased $5 million largely due to lower ceded premiums in the current year, partially offset by the continued runoff of our in-force blocks.
Net investment income
•Our long-term care insurance products increased $26 million largely due to higher income of $16 million from TIPS, $6 million from company-owned life insurance investments and $4 million from limited partnerships in the current year.
•Our life insurance products increased $7 million principally from higher policy loan rates in our corporate-owned life insurance products in the current year.
•Our annuity products decreased $7 million primarily attributable to lower average invested assets in the current year driven mostly by block runoff.
Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Policy fees and other income. The decrease was driven by our life insurance products principally due to block runoff.
Benefits and expenses
Benefits and other changes in policy reserves
•Our long-term care insurance products increased $24 million primarily from a higher unfavorable change in reserves due to an increase in net premiums collected and from aging of the in-force block, including higher interest accretion, in the current year.
•Our life insurance products increased $11 million largely due to unfavorable overall mortality experience, partially offset by a higher favorable change in reserves in our term life insurance products in the current year.
•Our annuity products decreased $4 million primarily due to block runoff and lower annuitizations in the current year as the block ages.
Liability remeasurement (gains) losses
•Our long-term care insurance products had a liability remeasurement loss of $122 million in the current year compared to $50 million in the prior year. The loss in the current year was principally from unfavorable actual variances from expected experience primarily due to lower terminations. The loss in the prior year was largely due to unfavorable actual variances from expected experience primarily driven by lower terminations and higher benefit utilization, partially offset by a $26 million gain related to a third-party recapture of a block of long-term care insurance policies.
Changes in fair value of market risk benefits and associated hedges. The increase in the gain was driven by our annuity products, mainly due to higher favorable equity market impacts and lower derivative losses in the current year.

Acquisition and operating expenses, net of deferrals
•Our long-term care insurance products increased $6 million primarily driven by higher employee-related expenses in the current year.
•Our life insurance products increased $11 million largely due to higher operating expenses and legal fees in the current year.
Amortization of deferred acquisition costs and intangibles. The decrease was primarily driven by lower DAC amortization in our life insurance products in the current year due to block runoff.
Provision (benefit) for income taxes. The tax benefit for the three months ended June 30, 2026 was primarily related to the pre-tax loss, partially offset by tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income. For the three months ended June 30, 2025, the tax benefit on the pre-tax loss was more than offset by tax expense on the amortization of these forward starting swap gains.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table sets forth the results of operations relating to our Closed Block segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$1,263	$1,232	$31	3%
Net investment income	1,449	1,403	46	3%
Net investment gains (losses)	19	38	(19)	(50)%
Policy fees and other income	300	312	(12)	(4)%
Total revenues	3,031	2,985	46	2%
Benefits and expenses:
Benefits and other changes in policy reserves	2,391	2,359	32	1%
Liability remeasurement (gains) losses	176	64	112	175%
Changes in fair value of market risk benefits and associated hedges	(7)	8	(15)	(188)%
Interest credited	191	193	(2)	(1)%
Acquisition and operating expenses, net of deferrals	317	337	(20)	(6)%
Amortization of deferred acquisition costs and intangibles	100	110	(10)	(9)%
Total benefits and expenses	3,168	3,071	97	3%
Income (loss) from continuing operations before income taxes	(137)	(86)	(51)	(59)%
Provision (benefit) for income taxes	(20)	(6)	(14)	NM⁽¹⁾
Income (loss) from continuing operations	(117)	(80)	(37)	(46)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	(19)	(38)	19	50%
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	(14)	4	(18)	NM⁽¹⁾
Expenses related to restructuring	1	—	1	NM⁽¹⁾
Taxes on adjustments	7	7	—	—%
Adjusted operating income (loss)	$(142)	$(107)	$(35)	(33)%
______________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)For the six months ended June 30, 2026 and 2025, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(7) million and $(4) million, respectively.
The following table sets forth adjusted operating income (loss) for the products included in our Closed Block segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Long-term care insurance	$(124)	$(67)	$(57)	(85)%
Life insurance	(47)	(64)	17	27%
Annuities	29	24	5	21%
Total adjusted operating income (loss)	$(142)	$(107)	$(35)	(33)%

Adjusted operating income (loss)
•The adjusted operating loss in our long-term care insurance products increased primarily driven by higher unfavorable actual variances from expected experience, partially offset by net insurance recoveries related to prior legal settlements and higher limited partnership income in the current year.
•The adjusted operating loss in our life insurance products decreased largely due to less unfavorable mortality, partially offset by higher operating expenses in the current year.
•Adjusted operating income in our annuity products increased primarily from favorable mortality and lower annuitizations in the current year.
Revenues
Premiums
•Our long-term care insurance products increased $13 million primarily driven by $29 million of higher premiums in the current year from newly implemented in-force rate actions, partially offset by lower renewal premiums from policy terminations and prior benefit reduction elections made by policyholders in connection with our in-force rate actions.
•Our life insurance products increased $18 million largely due to lower ceded premiums in the current year, partially offset by the continued runoff of our in-force blocks.
Net investment income
•Our long-term care insurance products increased $52 million largely due to higher income of $35 million from limited partnerships, $11 million from TIPS and $10 million from company-owned life insurance investments in the current year.
•Our life insurance products increased $8 million principally from higher policy loan rates in our corporate-owned life insurance products in the current year.
•Our annuity products decreased $14 million primarily attributable to lower average invested assets in the current year driven mostly by block runoff.
Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Policy fees and other income. The decrease was primarily driven by our life insurance products principally due to block runoff.
Benefits and expenses
Benefits and other changes in policy reserves
•Our long-term care insurance products increased $45 million primarily from aging of the in-force block, including higher interest accretion, and a higher unfavorable change in reserves due to an increase in net premiums collected in the current year.
•Our annuity products decreased $12 million primarily due to block runoff and lower annuitizations in the current year as the block ages.
Liability remeasurement (gains) losses
•Our long-term care insurance products had a liability remeasurement loss of $159 million in the current year compared to $32 million in the prior year. The loss in the current year was principally from unfavorable actual variances from expected experience primarily due to lower terminations and higher claims, partially offset by net insurance recoveries of $23 million related to cash payments made to policyholders in connection with a prior legal settlement. The loss in the prior year was largely due to unfavorable actual variances from expected experience primarily driven by higher benefit utilization, partially offset by a $26 million gain related to a third-party recapture of a block of long-term care insurance policies.

•Our life insurance products had a liability remeasurement loss of $18 million in the current year compared to $34 million in the prior year. The decrease in the loss was primarily attributable to less unfavorable overall mortality experience in the current year.
Changes in fair value of market risk benefits and associated hedges. The change to a gain in the current year from a loss in the prior year was driven by our annuity products, mainly due to higher favorable equity market impacts and lower derivative losses.
Acquisition and operating expenses, net of deferrals
•Our long-term care insurance products decreased $29 million primarily driven by $42 million of net insurance recoveries related to previously incurred legal settlement expenses, partially offset by higher employee-related expenses in the current year.
•Our life insurance products increased $15 million largely due to higher operating expenses in the current year.
•Our annuity products decreased $6 million mainly driven by lower operating expenses in the current year.
Amortization of deferred acquisition costs and intangibles. The decrease was primarily driven by lower DAC amortization in our life insurance products in the current year due to block runoff.
Provision (benefit) for income taxes. The tax benefit for both the six months ended June 30, 2026 and 2025 was primarily related to the pre-tax loss, partially offset by tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income.
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
The following table sets forth the pre-tax components of the liability remeasurement (gains) losses, net of reinsurance, of our long-term care insurance products for the periods indicated:

	Three months ended June 30,		(Favorable) unfavorable change and percentage change		Six months ended June 30,		(Favorable) unfavorable change and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Cash flow assumption updates	$5	$8	$(3)	(38)%	$13	$7	$6	86%
Actual variances from expected experience	117	42	75	179%	146	25	121	NM⁽¹⁾
Total liability remeasurement (gains) losses	$122	$50	$72	144%	$159	$32	$127	NM⁽¹⁾
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
The following table sets forth filing approvals as part of our multi-year in-force rate action plan for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in millions)	2026	2025	2026	2025
State filings approved	15	11	29	30
Impacted in-force premiums	$189	$114	$210	$199
Weighted-average percentage rate increase approved	24%	36%	25%	32%
Gross incremental premiums approved	$46	$41	$51	$65
During the six months ended June 30, 2026, we also submitted 19 new filings on approximately $99 million in annualized in-force premiums. We estimate that the cumulative economic benefit of approved rate increases and benefit reductions from 2012 through the second quarter of 2026 was approximately $34.8 billion, on a net present value basis.
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
We continue to work closely with the National Association of Insurance Commissioners and state regulators to demonstrate the broad-based need for actuarially justified rate increases in order to pay future claims. Because obtaining actuarially justified rate increases and associated benefit reductions is important to our ability to pay future claims and reduces cross-state premium inequities, we will consider litigation against states that decline to approve those actuarially justified rate increases. As of June 30, 2026, we were in litigation with one state that has refused to approve actuarially justified rate increases for certain products.

Corporate and Other
Results of operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$3	$3	$—	—%
Net investment income	5	4	1	25%
Net investment gains (losses)	(7)	(28)	21	75%
Policy fees and other income	2	—	2	NM⁽¹⁾
Total revenues	3	(21)	24	114%
Benefits and expenses:
Benefits and other changes in policy reserves	(2)	(1)	(1)	(100)%
Acquisition and operating expenses, net of deferrals	33	29	4	14%
Amortization of deferred acquisition costs and intangibles	3	1	2	200%
Interest expense	13	14	(1)	(7)%
Total benefits and expenses	47	43	4	9%
Income (loss) from continuing operations before income taxes	(44)	(64)	20	31%
Provision (benefit) for income taxes	(8)	(12)	4	33%
Income (loss) from continuing operations	(36)	(52)	16	31%
Adjustments to income (loss) loss from continuing operations:
Net investment (gains) losses	7	28	(21)	(75)%
(Gains) losses on early extinguishment of debt	(1)	—	(1)	NM⁽¹⁾
Expenses related to restructuring	—	1	(1)	(100)%
Taxes on adjustments	(1)	(6)	5	83%
Adjusted operating income (loss)	$(31)	$(29)	$(2)	(7)%
_____________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income (loss)
The adjusted operating loss increased primarily from continued investment in CareScout Services in the current year, partially offset by an increase in revenue as the business grows.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$5	$5	$—	—%
Net investment income	8	9	(1)	(11)%
Net investment gains (losses)	—	(28)	28	100%
Policy fees and other income	5	—	5	NM⁽¹⁾
Total revenues	18	(14)	32	NM⁽¹⁾
Benefits and expenses:
Benefits and other changes in policy reserves	(4)	(3)	(1)	(33)%
Acquisition and operating expenses, net of deferrals	67	48	19	40%
Amortization of deferred acquisition costs and intangibles	5	2	3	150%
Interest expense	26	28	(2)	(7)%
Total benefits and expenses	94	75	19	25%
Income (loss) from continuing operations before income taxes	(76)	(89)	13	15%
Provision (benefit) for income taxes	(13)	(15)	2	13%
Income (loss) from continuing operations	(63)	(74)	11	15%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	—	28	(28)	(100)%
(Gains) losses on early extinguishment of debt	(1)	—	(1)	NM⁽¹⁾
Expenses related to restructuring	2	(1)	3	NM⁽¹⁾
Taxes on adjustments	—	(5)	5	100%
Adjusted operating income (loss)	$(62)	$(52)	$(10)	(19)%
_____________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
Adjusted operating income (loss)
The adjusted operating loss increased primarily from continued investment in CareScout Services in the current year, partially offset by an increase in revenue as the business grows. The increase was also driven by higher employee-related expenses in the current year.
Investments and Derivative Instruments
Trends and conditions
Investments
During the three months ended June 30, 2026, our investment portfolio was impacted, and we believe will continue to be impacted, by the following macroeconomic trends:
•The U.S. Federal Reserve kept interest rates unchanged during the second quarter of 2026 while it continued to monitor labor market conditions and inflation, including impacts from rising energy prices due to developments in the Middle East.
•During the second quarter of 2026, both short- and long-term U.S. Treasury yields increased compared to March 31, 2026.

•Credit spreads tightened during the second quarter of 2026 compared to March 31, 2026 as investor sentiment improved and market conditions stabilized following earlier volatility associated with geopolitical tensions in the Middle East, as well as from moderating concerns regarding the impact of artificial intelligence on software companies. Equity markets mirrored this recovery, with major U.S. equity indices achieving all-time highs during the second quarter of 2026.
•As of June 30, 2026, our fixed maturity securities portfolio, which was 97% investment grade, comprised 74% of our total invested assets and cash.
Derivatives
•As of June 30, 2026, $873 million notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”).
•The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of June 30, 2026, we posted initial margin of $76 million to our clearing agents, which represented $38 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings.
•As of June 30, 2026, $12.1 billion notional of our derivatives portfolio was in bilateral over-the-counter derivative transactions pursuant to which we have posted aggregate independent amounts of $553 million and are holding collateral from counterparties in the amount of $10 million.
Investment results
The following tables set forth information about investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended June 30,				Increase (decrease)
	2026		2025		2026 vs. 2025
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities	4.9%	$592	4.7%	$570	0.2%	$22
Equity securities	2.2%	3	2.4%	3	(0.2)%	—
Commercial mortgage loans	4.7%	75	4.6%	72	0.1%	3
Policy loans	6.1%	36	5.5%	32	0.6%	4
Limited partnerships (1)	8.4%	74	8.4%	69	—%	5
Other invested assets (2)	46.2%	63	42.3%	62	3.9%	1
Cash, cash equivalents, restricted cash and short-term investments	3.6%	19	4.1%	19	(0.5)%	—
Gross investment income before expenses and fees	5.4%	862	5.2%	827	0.2%	35
Expenses and fees	(0.1)%	(26)	(0.2)%	(25)	0.1%	(1)
Net investment income	5.3%	$836	5.0%	$802	0.3%	$34
Average invested assets and cash		$63,595		$63,641		$(46)
______________
(1)Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

	Six months ended June 30,				Increase (decrease)
	2026		2025		2026 vs. 2025
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities	4.8%	$1,148	4.6%	$1,129	0.2%	$19
Equity securities	1.8%	5	2.4%	6	(0.6)%	(1)
Commercial mortgage loans	4.8%	151	4.6%	145	0.2%	6
Policy loans	6.4%	74	5.8%	68	0.6%	6
Limited partnerships (1)	6.4%	112	4.8%	77	1.6%	35
Other invested assets (2)	41.4%	123	41.9%	123	(0.5)%	—
Cash, cash equivalents, restricted cash and short-term investments	3.6%	38	4.3%	41	(0.7)%	(3)
Gross investment income before expenses and fees	5.2%	1,651	5.0%	1,589	0.2%	62
Expenses and fees	(0.2)%	(49)	(0.2)%	(48)	—%	(1)
Net investment income	5.0%	$1,602	4.8%	$1,541	0.2%	$61
Average invested assets and cash		$63,574		$63,670		$(96)
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
For the three and six months ended June 30, 2026, gross annualized weighted-average investment yields increased driven by higher net investment income on lower average invested assets. Net investment income increased for the three months ended June 30, 2026 largely from $16 million of higher income related to inflation-driven volatility on TIPS and $6 million of income in the current year from company-owned life insurance investments purchased in the fourth quarter of 2025. The increase was also attributable to higher income from limited partnerships and higher policy loan rates in our corporate-owned life insurance products in the current year. Net investment income for the six months ended June 30, 2026 increased from higher income from limited partnerships, as well as $11 million of higher income from TIPS and $10 million of income in the current year from company-owned life insurance investments.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2026	2025	2026	2025
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$29	$7	$35	$11
Realized losses	(34)	(25)	(61)	(33)
Net realized gains (losses) on available-for-sale fixed maturity securities	(5)	(18)	(26)	(22)
Net realized gains (losses) on equity securities sold	—	4	—	5
Total net realized investment gains (losses)	(5)	(14)	(26)	(17)
Net change in allowance for credit losses on available-for-sale fixed maturity securities	1	(11)	1	(15)
Write-down of available-for-sale fixed maturity securities	—	(4)	—	(4)
Net unrealized gains (losses) on equity securities still held	59	32	40	18
Net unrealized gains (losses) on limited partnerships	(21)	25	(18)	63
Commercial mortgage loans	1	(20)	2	(17)
Derivative instruments	3	(36)	14	(30)
Other	(1)	—	(2)	1
Net investment gains (losses)	$37	$(28)	$11	$(1)
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
•We recorded $13 million of lower net realized losses related to the sale of available-for-sale fixed maturity securities in the current year. The prior year losses were primarily driven by sales related to portfolio repositioning.
•We recorded $27 million of higher net unrealized gains on equity securities from more favorable equity market performance in the current year. We recorded $21 million of net unrealized losses on limited partnerships in the current year driven by unfavorable private equity market performance compared to $25 million of net unrealized gains in the prior year driven by favorable performance.
•During the prior year, we increased the provision for credit losses for commercial mortgage loans by $20 million as a result of updates to the analytical model used to determine the adequacy of the allowance for credit losses. We also increased the allowance for credit losses on available-for-sale fixed maturity securities by $11 million in the prior year.
•We had $3 million of net investment gains related to derivatives in the current year compared to $36 million of net investment losses in the prior year primarily attributable to lower losses on foreign currency forward contracts used to mitigate foreign currency exchange risk, as well as gains on forward bond purchase commitments in the current year compared to losses in the prior year driven by changes in interest rates.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
•The current year included $22 million of higher net unrealized gains on equity securities driven by more favorable equity market performance. We recorded $18 million of net unrealized losses on limited partnerships in the current year driven by unfavorable private equity market performance compared to $63 million of net unrealized gains in the prior year driven by favorable performance.
•During the prior year, we increased the provision for credit losses for commercial mortgage loans by $17 million primarily as a result of updates to the analytical model used to determine the adequacy of the allowance for credit losses. We also increased the allowance for credit losses on available-for-sale fixed maturity securities by $15 million in the prior year.
•We had $14 million of net investment gains related to derivatives in the current year compared to $30 million of net investment losses in the prior year primarily attributable to gains on foreign currency forward contracts and forward bond purchase commitments in the current year compared to losses in the prior year.
Investment portfolio
The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	June 30, 2026		December 31, 2025
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Available-for-sale fixed maturity securities:
Public	$30,228	49%	$31,251	51%
Private	15,036	25	14,511	24
Equity securities	564	1	555	1
Commercial mortgage loans, net	6,351	11	6,304	10
Policy loans	2,385	4	2,297	4
Limited partnerships	3,538	6	3,484	6
Other invested assets	871	1	770	1
Cash, cash equivalents and restricted cash	1,986	3	2,036	3
Total cash, cash equivalents and invested assets	$60,959	100%	$61,208	100%
For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for these line items under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.
We hold fixed maturity and equity securities, limited partnerships, derivatives, embedded derivatives and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of June 30, 2026, 7% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.
Other invested assets
The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	June 30, 2026		December 31, 2025
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Bank loan investments	$533	61%	$527	68%
Company-owned life insurance investments	125	14	115	15
Short-term investments	79	9	37	5
Federal Home Loan Bank common stock	45	5	—	—
Derivatives	36	4	39	5
Other investments	53	7	52	7
Total other invested assets	$871	100%	$770	100%

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

(Notional in millions)	Measurement	December 31, 2025	Additions	Maturities/ terminations	June 30, 2026
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,058	$—	$(547)	$7,511
Foreign currency swaps	Notional	156	—	—	156
Forward bond purchase commitments	Notional	2,964	124	(85)	3,003
Total cash flow hedges		11,178	124	(632)	10,670
Total derivatives designated as hedges		11,178	124	(632)	10,670
Derivatives not designated as hedges
Equity index options	Notional	503	202	(248)	457
Financial futures	Notional	989	2,095	(2,211)	873
Forward bond purchase commitments	Notional	500	—	—	500
Foreign currency forward contracts	Notional	521	519	(521)	519
Total derivatives not designated as hedges		2,513	2,816	(2,980)	2,349
Total derivatives		$13,691	$2,940	$(3,612)	$13,019

(Number of policies)	Measurement	December 31, 2025	Additions	Maturities/ terminations	June 30, 2026
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	4,171	—	(297)	3,874
Indexed universal life embedded derivatives	Policies	688	—	(7)	681
The decrease in the notional value of derivatives was primarily attributable to a decrease in interest rate swaps that support our long-term care insurance products.
The number of policies with embedded derivatives decreased as these products are no longer being offered and continue to run off.
Consolidated Balance Sheets
Total assets. Total assets decreased $720 million from $88,083 million as of December 31, 2025 to $87,363 million as of June 30, 2026.
•Invested assets decreased $199 million primarily attributable to a decrease of $498 million in fixed maturity securities predominantly driven by higher interest rates and widening credit spreads in the current year decreasing the fair value of our fixed maturity investment portfolio. The decrease was partially offset by higher policy loan balances in our corporate-owned life insurance products, limited partnership capital calls, commercial mortgage loan originations outpacing repayments and net purchases of short-term investments in the current year.
•Reinsurance recoverable decreased $446 million primarily due to an increase in the single-A interest rate used to discount the reinsurance recoverable and the runoff of certain ceded products in the current year.

Total liabilities. Total liabilities decreased $718 million from $78,316 million as of December 31, 2025 to $77,598 million as of June 30, 2026.
•The liability for future policy benefits decreased $720 million primarily from an increase in the single-A interest rate used to discount the liability for future policy benefits and from the runoff of our fixed annuity and life insurance products. The decrease was partially offset by an increase in our long-term care insurance reserves, at the locked-in discount rate, largely driven by aging of the in-force block, including higher interest accretion, and unfavorable actual variances from expected experience, partially offset by benefit payments outpacing premiums collected in the current year.
Total equity. Total equity decreased $2 million from $9,767 million as of December 31, 2025 to $9,765 million as of June 30, 2026.
•We reported net income available to Genworth Financial, Inc.’s common stockholders of $94 million for the six months ended June 30, 2026.
•Unrealized gains (losses) on investments decreased total equity by $439 million primarily due to an increase in interest rates and widening credit spreads in the current year.
•The change in the discount rate used to measure future policy benefits and related reinsurance recoverables increased total equity by $482 million largely attributable to an increase in the single-A interest rate in the current year.
•Treasury stock increased $129 million due to the repurchase of Genworth Financial’s common stock, at cost, including excise taxes and other associated costs, resulting in a decrease to total equity in the current year.
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
The following table sets forth our unaudited condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2026	2025
Net cash from (used by) operating activities	$143	$40
Net cash from (used by) investing activities	(177)	160
Net cash from (used by) financing activities	(16)	(451)
Net increase (decrease) in cash and cash equivalents	$(50)	$(251)
We had higher net cash inflows from operating activities in the current year primarily driven by net insurance recoveries received related to prior legal settlements in the long-term care insurance products in our Closed Block segment and from lower tax payments.
We had net cash outflows from investing activities in the current year compared to net cash inflows in the prior year mainly due to lower net sales of fixed maturity securities and higher commercial mortgage loan originations in the current year.

Net cash outflows related to financing activities were lower primarily due to new funding agreement deposits and lower net withdrawals from our investment contracts, partially offset by higher repurchases of Genworth Financial’s common stock in the current year.
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
Enact Holdings’ capital allocation strategy includes supporting its existing policyholders, growing its mortgage insurance business, funding attractive new business opportunities and returning capital to its shareholders. During each of the first two quarters of 2026, EMICO paid a dividend to Enact Holdings that supports Enact Holdings’ ability to return capital to its shareholders. During the first quarter of 2026, Enact Holdings completed the repurchase of shares under a $350 million share repurchase authorization that it had announced on April 30, 2025. On February 3, 2026, Enact Holdings announced the authorization of a new share repurchase program under which it may repurchase up to $500 million of its common stock. Genworth Holdings entered into an agreement with Enact Holdings to participate in the share repurchase program in order to maintain its ownership interest in Enact Holdings. As the majority shareholder, Genworth Holdings received $202 million of capital returns from Enact Holdings during the six months ended June 30, 2026, comprised of share repurchases and quarterly dividends. Enact Holdings expects the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including Enact Holdings’ stock price, capital availability, business and market conditions, regulatory requirements and debt covenant restrictions, among other factors. Future dividend payments will be subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial and will also be dependent on a variety of economic, market and business conditions, among other considerations.
Enact Holdings expects to return $550 million to $600 million of capital to its shareholders for the full year 2026, an increase from its earlier expectation of approximately $500 million. Based on our approximate 81% ownership, we expect to receive $445 million to $485 million in capital returns from Enact Holdings for the full year 2026.
On September 18, 2025, Genworth Financial announced that its Board of Directors had authorized a share repurchase program under which Genworth Financial may purchase up to $350 million of its outstanding common stock. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. Pursuant to the program, during the six months ended June 30, 2026, Genworth Financial repurchased 14,719,298 shares of its common stock at an average price of $8.67 per share for a total of $128 million before excise taxes and other costs. In July 2026, Genworth Financial repurchased 514,057 shares of its common stock through a Rule 10b5-1 trading plan at an average price of $9.24 per share, leaving approximately $128 million available for repurchase under the program as of July 31, 2026. Further share repurchases will continue to be funded from holding company capital, as well as future cash flow generation, including expected capital returns from Enact Holdings. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
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
Genworth Holdings had $215 million and $234 million of unrestricted cash and cash equivalents as of June 30, 2026 and December 31, 2025, respectively. The decrease was principally driven by repurchases of Genworth Financial’s common stock and annual employee benefit payments, which were advanced by our subsidiaries in 2025, partially offset by capital returns from Enact Holdings. The $215 million of Genworth Holdings’ cash and cash equivalents included approximately $81 million of cash held for future obligations, including advance cash payments from our subsidiaries. We do not consider this cash held for future obligations when evaluating holding company liquidity for the purposes of allocating capital or computing our cash position relative to the cash management target discussed below. We believe Genworth Holdings’ unrestricted cash and cash equivalents provide sufficient liquidity to meet its financial obligations over the next twelve months as well as in the longer term. We expect Genworth Holdings’ liquidity to continue to be impacted by the amounts and timing of Genworth Financial’s share repurchases, investments in CareScout, and future dividends and other forms of capital returns from Enact Holdings.
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
AXA and Santander litigation
As previously disclosed, in connection with pending litigation between AXA and Santander related to the payment protection insurance (“PPI”) mis-selling losses, Genworth has certain rights to share in any recoveries by AXA to recoup payments it previously made to AXA for the underlying PPI mis-selling losses. Genworth is not a named party in the litigation with Santander, and, therefore, does not ultimately control the litigation. On July 25, 2025, the High Court issued a liability judgment in favor of AXA in the legal proceedings against Santander. The judgment found Santander liable for AXA’s losses resulting from Santander’s mis-selling. The judge awarded AXA damages, interest and costs of approximately £680 million ($911 million based on the exchange rate at that point in time). Santander subsequently applied for permission to appeal, and the Court of Appeal granted that request on October 21, 2025. AXA sought permission to cross-appeal certain aspects of the High Court judgment and was granted permission in January 2026. The hearing before the Court of Appeal occurred in July 2026, and we are awaiting the Court’s ruling.
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

During the six months ended June 30, 2026, Genworth Holdings repurchased $6 million and $9 million principal amount of its fixed rate senior notes due in 2034 and its floating rate junior subordinated notes due in 2066, respectively.
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
We have observed an increase in the cost of care in the long-term care insurance products in our Closed Block segment in recent years due in part to elevated inflation. These inflationary pressures have not had a significant impact on our liquidity to date; however, if these conditions persist, they could have a material adverse impact on our liquidity, results of operations and financial condition. We will continue to monitor macroeconomic trends, including inflation, to help mitigate any potential adverse impacts to our liquidity.
We expect overall claims costs in the long-term care insurance products in our Closed Block segment to continue to increase over time as our blocks age, with peak claim years over a decade away. For information on discounted and undiscounted expected future benefit payments, see note 8 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.” We also expect renewal premiums on the in-force block of our long-term care insurance products in our Closed Block segment to decline over time as the block runs off and as policyholders elect benefit reductions in connection with our in-force rate actions; however, we expect this decline to be partially offset by future approved rate actions.
Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain long-term care and life insurance policies, are typically matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are typically matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of June 30, 2026, our total cash, cash equivalents and invested assets were $61.0 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments, select mortgage-backed and asset-backed securities, bank loans and company-owned life insurance are relatively illiquid. These asset classes represented approximately 46% of the carrying value of our total cash, cash equivalents and invested assets as of June 30, 2026.
Off-balance sheet commitments, guarantees and contractual obligations
As of June 30, 2026, we were committed to fund $1,837 million in limited partnership investments, $677 million in private placement investments, $122 million of bank loan investments and $16 million in commercial mortgage loan investments.
As of June 30, 2026, there have been no material additions or changes to guarantees provided by Genworth Financial and Genworth Holdings or to our contractual obligations as compared to the amounts disclosed within our 2025 Annual Report on Form 10-K filed on February 27, 2026.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, an evaluation was conducted under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2026
During the three months ended June 30, 2026, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See note 16 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.
Item 1A. Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2025 Annual Report on Form 10-K, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of June 30, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Common Stock
The following table sets forth information regarding Genworth Financial’s share repurchases during the three months ended June 30, 2026:

(Dollar amounts in millions, except per share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar amount of shares that may yet be purchased under the program (1)
April 1, 2026 through April 30, 2026	2,197,918	$8.53	2,197,918	$175
May 1, 2026 through May 31, 2026	2,635,498	$9.01	2,635,498	$151
June 1, 2026 through June 30, 2026	2,172,457	$8.63	2,172,457	$132
Total	7,005,873		7,005,873
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
Item 5.    Other Information
During the three months ended June 30, 2026, no directors or officers of Genworth adopted or terminated any contract, instruction or written plan for the purchase or sale of Genworth’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” as defined under the securities laws.

Item 6.    Exhibits

Number	Description
3.1
Amended and Restated Certificate of Incorporation of Genworth Financial, Inc., effective as of June 6, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 7, 2024)

3.2	Amended and Restated Bylaws of Genworth Financial, Inc., effective as of October 18, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed on October 22, 2024)

10.1§	Form of 2026 Director Restricted Stock Unit Award Agreement under the 2025 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

31	Certification of Jerome T. Upton (filed herewith)

32	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Jerome T. Upton (filed herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
______________
§Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: August 6, 2026

	By:	/s/ Darren W. Woodell
Darren W. Woodell Vice President and Controller (Principal Accounting Officer)