Form 10-Q
period 2026-09-30
GENWORTH FINANCIAL INC
filed 2026-11-05
CIK 1276520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, 366,209,888 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value and share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost of $47,928 and $48,150, respectively, and allowance for credit losses of $23 as of each period)	$42,457	$45,762
Equity securities, at fair value	560	555
Commercial mortgage loans	6,488	6,363
Less: Allowance for credit losses	(59)	(59)
Commercial mortgage loans, net	6,429	6,304
Policy loans	2,336	2,297
Limited partnerships	3,594	3,484
Other invested assets	895	770
Total investments	56,271	59,172
Cash, cash equivalents and restricted cash	2,207	2,036
Accrued investment income	582	603
Deferred acquisition costs	1,454	1,586
Intangible assets and goodwill	201	198
Reinsurance recoverable	16,083	17,860
Less: Allowance for credit losses	(19)	(23)
Reinsurance recoverable, net	16,064	17,837
Other assets	427	418
Deferred tax asset	1,631	1,800
Market risk benefit assets	92	64
Separate account assets	4,203	4,369
Total assets	$83,132	$88,083
Liabilities and equity
Liabilities:
Future policy benefits	$50,279	$55,228
Policyholder account balances	13,848	13,843
Market risk benefit liabilities	315	413
Liability for policy and contract claims	774	727
Unearned premiums	77	92
Other liabilities	2,514	2,131
Long-term borrowings	1,480	1,513
Separate account liabilities	4,203	4,369
Total liabilities	73,490	78,316
Commitments and contingencies (Note 16)
Equity:
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 608,641,093 and 607,393,280 shares issued, respectively; 370,405,130 and 391,836,579 shares outstanding, respectively	1	1
Additional paid-in capital	11,894	11,888
Accumulated other comprehensive income (loss)	(1,279)	(1,324)
Retained earnings	1,736	1,684
Treasury stock, at cost (238,235,963 and 215,556,701 shares, respectively)	(3,709)	(3,499)
Total Genworth Financial, Inc.’s stockholders’ equity	8,643	8,750
Noncontrolling interests	999	1,017
Total equity	9,642	9,767
Total liabilities and equity	$83,132	$88,083
See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Premiums	$893	$886	$2,649	$2,613
Net investment income	763	799	2,365	2,340
Net investment gains (losses)	(11)	99	—	98
Policy fees and other income	149	151	458	466
Total revenues	1,794	1,935	5,472	5,517
Benefits and expenses:
Benefits and other changes in policy reserves	1,270	1,227	3,727	3,639
Liability remeasurement (gains) losses	108	106	284	170
Changes in fair value of market risk benefits and associated hedges	(11)	(1)	(18)	7
Interest credited	96	96	287	289
Acquisition and operating expenses, net of deferrals	255	259	736	744
Amortization of deferred acquisition costs and intangibles	52	57	161	174
Interest expense	25	27	76	79
Total benefits and expenses	1,795	1,771	5,253	5,102
Income (loss) from continuing operations before income taxes	(1)	164	219	415
Provision (benefit) for income taxes	8	9	65	80
Income (loss) from continuing operations	(9)	155	154	335
Income (loss) from discontinued operations, net of taxes	(2)	(8)	(5)	(20)
Net income (loss)	(11)	147	149	315
Less: net income (loss) attributable to noncontrolling interests	30	31	96	94
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(41)	$116	$53	$221
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$(0.10)	$0.30	$0.15	$0.58
Diluted	$(0.10)	$0.30	$0.15	$0.58
Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$(0.11)	$0.29	$0.14	$0.54
Diluted	$(0.11)	$0.28	$0.14	$0.53
Weighted-average common shares outstanding:
Basic	375.5	408.0	381.6	413.2
Diluted	375.5	413.3	387.1	417.9
See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(11)	$147	$149	$315
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities without an allowance for credit losses	(2,031)	643	(2,484)	1,278
Net unrealized gains (losses) on securities with an allowance for credit losses	—	—	4	5
Derivatives qualifying as hedges	(405)	(27)	(430)	(139)
Change in the discount rate used to measure future policy benefits	2,427	(627)	2,909	(880)
Change in instrument-specific credit risk of market risk benefits	—	1	1	1
Foreign currency translation and other adjustments	(3)	(1)	(5)	13
Total other comprehensive income (loss)	(12)	(11)	(5)	278
Total comprehensive income (loss)	(23)	136	144	593
Less: comprehensive income (loss) attributable to noncontrolling interests	(10)	43	46	125
Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(13)	$93	$98	$468
See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)
(Unaudited)

	Three months ended September 30, 2026
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of June 30, 2026	$1	$11,885	$(1,307)	$1,777	$(3,628)	$8,728	$1,037	$9,765
Repurchase of subsidiary shares							(22)	(22)
Comprehensive income (loss):
Net income (loss)				(41)		(41)	30	(11)
Other comprehensive income (loss), net of taxes			28			28	(40)	(12)
Total comprehensive income (loss)						(13)	(10)	(23)
Treasury stock acquired in connection with share repurchases					(81)	(81)		(81)
Dividends to noncontrolling interests							(6)	(6)
Stock-based compensation expense and exercises and other		9				9	—	9
Balances as of September 30, 2026	$1	$11,894	$(1,279)	$1,736	$(3,709)	$8,643	$999	$9,642

	Three months ended September 30, 2025
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of June 30, 2025	$1	$11,871	$(1,373)	$1,566	$(3,327)	$8,738	$991	$9,729
Repurchase of subsidiary shares							(20)	(20)
Comprehensive income (loss):
Net income (loss)				116		116	31	147
Other comprehensive income (loss), net of taxes			(23)			(23)	12	(11)
Total comprehensive income (loss)						93	43	136
Treasury stock acquired in connection with share repurchases					(77)	(77)		(77)
Dividends to noncontrolling interests							(6)	(6)
Stock-based compensation expense and exercises and other		8				8	1	9
Balances as of September 30, 2025	$1	$11,879	$(1,396)	$1,682	$(3,404)	$8,762	$1,009	$9,771
See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY, CONTINUED
(Amounts in millions)
(Unaudited)

	Nine months ended September 30, 2026
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2025	$1	$11,888	$(1,324)	$1,684	$(3,499)	$8,750	$1,017	$9,767
Repurchase of subsidiary shares							(58)	(58)
Comprehensive income (loss):
Net income (loss)				53		53	96	149
Other comprehensive income (loss), net of taxes			45			45	(50)	(5)
Total comprehensive income (loss)						98	46	144
Treasury stock acquired in connection with share repurchases					(210)	(210)		(210)
Dividends to noncontrolling interests							(18)	(18)
Stock-based compensation expense and exercises and other		6		(1)		5	12	17
Balances as of September 30, 2026	$1	$11,894	$(1,279)	$1,736	$(3,709)	$8,643	$999	$9,642

	Nine months ended September 30, 2025
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2024	$1	$11,875	$(1,643)	$1,462	$(3,251)	$8,444	$937	$9,381
Repurchase of subsidiary shares							(48)	(48)
Comprehensive income (loss):
Net income (loss)				221		221	94	315
Other comprehensive income (loss), net of taxes			247			247	31	278
Total comprehensive income (loss)						468	125	593
Treasury stock acquired in connection with share repurchases					(153)	(153)		(153)
Dividends to noncontrolling interests							(17)	(17)
Stock-based compensation expense and exercises and other		4		(1)		3	12	15
Balances as of September 30, 2025	$1	$11,879	$(1,396)	$1,682	$(3,404)	$8,762	$1,009	$9,771
See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from (used by) operating activities:
Net income (loss)	$149	$315
Less (income) loss from discontinued operations, net of taxes	5	20
Adjustments to reconcile net income (loss) to net cash from (used by) operating activities:
Amortization of fixed maturity securities discounts and premiums	(128)	(105)
Net investment (gains) losses	—	(98)
Changes in fair value of market risk benefits and associated hedges	(18)	7
Charges assessed to policyholders	(392)	(409)
Amortization of deferred acquisition costs and intangibles	161	174
Deferred income taxes	5	(29)
Derivative instruments, limited partnerships and other	(257)	(268)
Long-term incentive compensation expense	53	42
Change in certain assets and liabilities:
Accrued investment income and other assets	(81)	(60)
Insurance reserves	728	588
Current tax liabilities	47	(3)
Other liabilities, policy and contract claims and other policy-related balances	(23)	(19)
Cash from (used by) operating activities—discontinued operations	(6)	(28)
Net cash from (used by) operating activities	243	127
Cash flows from (used by) investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	2,594	1,981
Commercial mortgage loans	485	486
Limited partnerships and other invested assets	220	173
Proceeds from sales of investments:
Fixed maturity and equity securities	1,859	1,459
Purchases and originations of investments:
Fixed maturity and equity securities	(4,094)	(2,933)
Commercial mortgage loans	(609)	(415)
Limited partnerships and other invested assets	(411)	(330)
Short-term investments, net	(36)	(21)
Policy loans, net	46	93
Other	(37)	(25)
Net cash from (used by) investing activities	17	468
Cash flows from (used by) financing activities:
Deposits to universal life and investment contracts	828	383
Withdrawals from universal life and investment contracts	(606)	(773)
Repayment and repurchase of long-term debt	(36)	—
Repurchase of subsidiary shares	(58)	(48)
Treasury stock acquired in connection with share repurchases	(210)	(151)
Dividends paid to noncontrolling interests	(18)	(17)
Other, net	11	(1)
Net cash from (used by) financing activities	(89)	(607)
Net change in cash, cash equivalents and restricted cash	171	(12)
Cash, cash equivalents and restricted cash at beginning of period	2,036	2,048
Cash, cash equivalents and restricted cash at end of period	$2,207	$2,036
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
On September 18, 2025, Genworth Financial announced that its Board of Directors had authorized a share repurchase program under which Genworth Financial may purchase up to $350 million of its outstanding common stock. On

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 2, 2026, Genworth Financial’s Board of Directors authorized an additional $500 million of share repurchases under the existing share repurchase program. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. Pursuant to the program, during the nine months ended September 30, 2026, Genworth Financial repurchased 22,679,262 shares of its common stock at an average price of $9.16 per share for a total cost of $210 million, including excise taxes and other costs paid in connection with acquiring the shares. The repurchased shares were recorded at cost and presented as treasury stock in a separate caption in equity in our condensed consolidated balance sheets.
In October 2026, Genworth Financial repurchased 4,195,242 shares of its common stock through a Rule 10b5-1 trading plan at an average price of $9.53 per share, leaving approximately $512 million available for repurchase under the share repurchase program as of October 31, 2026. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
(2) Accounting Changes
Accounting Pronouncements Not Yet Adopted
In September 2025, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to accounting for internal-use software costs. The new guidance modified the cost capitalization threshold by removing project development stages and adding new capitalization considerations. Under the new standard, eligible costs are capitalized when management has authorized and committed funds to the project, and it is probable that the project will be completed and the software will be used for its intended purpose, commonly referred to as “the probable-to-complete threshold.” Additional disclosure will be required of internal-use software and related amortization regardless of how the internal-use software is classified on the balance sheet. This guidance is effective for us for interim and annual reporting periods beginning on January 1, 2028 using the prospective, modified retrospective or retrospective method, with early adoption permitted, which we do not intend to elect. We are currently evaluating the impact the guidance may have on our processes, controls and disclosures.
In November 2024, the FASB issued new accounting guidance to require disaggregated disclosures in the notes to the financial statements of certain categories of expenses included in our consolidated statements of operations, including employee compensation, depreciation and intangible asset amortization. This guidance is effective for us for annual reporting periods beginning on January 1, 2027 and interim periods beginning on January 1, 2028 using the prospective or retrospective method, with early adoption permitted. The guidance will have no impact on our consolidated financial statements but will require expanded disclosures, which we are in the process of developing. We continue to evaluate the full impact the guidance will have on our processes, controls and disclosures.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2026	2025	2026	2025
Weighted-average common shares used in basic earnings (loss) per share calculations	375.5	408.0	381.6	413.2
Potentially dilutive securities:
Performance stock units, restricted stock units and other equity-based awards	—	5.3	5.5	4.7
Weighted-average common shares used in diluted earnings (loss) per share calculations (1)	375.5	413.3	387.1	417.9
Income (loss) from continuing operations:
Income (loss) from continuing operations	$(9)	$155	$154	$335
Less: net income (loss) from continuing operations attributable to noncontrolling interests	30	31	96	94
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$(39)	$124	$58	$241
Basic per share	$(0.10)	$0.30	$0.15	$0.58
Diluted per share	$(0.10)	$0.30	$0.15	$0.58
Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$(2)	$(8)	$(5)	$(20)
Basic per share	$—	$(0.02)	$(0.01)	$(0.05)
Diluted per share	$—	$(0.02)	$(0.01)	$(0.05)
Net income (loss):
Income (loss) from continuing operations	$(9)	$155	$154	$335
Income (loss) from discontinued operations, net of taxes	(2)	(8)	(5)	(20)
Net income (loss)	(11)	147	149	315
Less: net income (loss) attributable to noncontrolling interests	30	31	96	94
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(41)	$116	$53	$221
Basic per share (2)	$(0.11)	$0.29	$0.14	$0.54
Diluted per share (2)	$(0.11)	$0.28	$0.14	$0.53
_____________
(1)As a result of the loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2026, we used basic weighted-average common shares outstanding in the calculation of diluted earnings (loss) per share for the three months ended September 30, 2026, as the inclusion of 5.8 million performance stock units, restricted stock units and other equity-based awards would have been antidilutive to the calculation. Had we not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2026, diluted weighted-average common shares outstanding would have been 381.3 million.
(2)May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) Investments
(a)Net Investment Income
Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2026	2025	2026	2025
Fixed maturity securities	$566	$566	$1,714	$1,695
Equity securities	3	3	8	9
Commercial mortgage loans	76	74	227	219
Policy loans	38	39	112	107
Limited partnerships	33	62	145	139
Other invested assets (1)	55	64	178	187
Cash, cash equivalents, restricted cash and short-term investments	18	18	56	59
Gross investment income before expenses and fees	789	826	2,440	2,415
Expenses and fees	(26)	(27)	(75)	(75)
Net investment income	$763	$799	$2,365	$2,340
_____________
(1)Includes amounts related to derivative instruments. See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(b)Net Investment Gains (Losses)
The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2026	2025	2026	2025
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$9	$3	$44	$14
Realized losses	(29)	(13)	(90)	(46)
Net realized gains (losses) on available-for-sale fixed maturity securities	(20)	(10)	(46)	(32)
Net realized gains (losses) on equity securities sold	—	—	—	5
Total net realized investment gains (losses)	(20)	(10)	(46)	(27)
Net change in allowance for credit losses on available-for-sale fixed maturity securities	(1)	(3)	—	(18)
Write-down of available-for-sale fixed maturity securities (1)	(2)	—	(2)	(4)
Net unrealized gains (losses) on equity securities still held	6	30	46	48
Net unrealized gains (losses) on limited partnerships	21	66	3	129
Commercial mortgage loans	(2)	(3)	—	(20)
Derivative instruments (2)	(12)	17	2	(13)
Other	(1)	2	(3)	3
Net investment gains (losses)	$(11)	$99	$—	$98
_____________________
(1)Represents write-down of securities deemed uncollectible or that we intend to sell or will be required to sell prior to recovery of the amortized cost basis.
(2)See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
See Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for a discussion of our policy for evaluating and measuring the allowance for credit losses related to our available-for-sale fixed maturity securities. The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity securities as of and for the three months ended September 30, 2026:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
Non-U.S. government	$6	$—	$(1)	$—	$—	$—	$—	$5
U.S. corporate	11	—	3	—	—	—	—	14
Non-U.S. corporate	2	—	(1)	—	—	—	—	1
Commercial mortgage-backed	3	—	—	—	—	—	—	3
Total available-for-sale fixed maturity securities	$22	$—	$1	$—	$—	$—	$—	$23
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table represents the allowance for credit losses aggregated by security type for available-for-sale fixed maturity securities as of and for the nine months ended September 30, 2026:

(Amounts in millions)	Beginning balance	Increase from securities without allowance in previous periods	Increase (decrease) from securities with allowance in previous periods	Securities sold	Decrease due to change in intent or requirement to sell	Write-offs	Recoveries	Ending balance
Fixed maturity securities:
Non-U.S. government	$2	$—	$3	$—	$—	$—	$—	$5
U.S. corporate	8	—	6	—	—	—	—	14
Non-U.S. corporate	9	—	(5)	(3)	—	—	—	1
Commercial mortgage-backed	4	—	(1)	—	—	—	—	3
Total available-for-sale fixed maturity securities	$23	$—	$3	$(3)	$—	$—	$—	$23
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(c)Unrealized Investment Gains and Losses
Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	September 30, 2026	December 31, 2025
Net unrealized gains (losses) on fixed maturity securities without an allowance for credit losses	$(5,444)	$(2,356)
Net unrealized gains (losses) on fixed maturity securities with an allowance for credit losses	(4)	(9)
Adjustments to policyholder contract balances	110	66
Income taxes, net	866	307
Net unrealized investment gains (losses)	(4,472)	(1,992)
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	(55)	(5)
Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$(4,417)	$(1,987)
The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2026	2025	2026	2025
Beginning balance	$(2,426)	$(2,536)	$(1,987)	$(3,156)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on fixed maturity securities	(2,526)	736	(3,129)	1,535
Adjustments to policyholder contract balances	37	(11)	44	(20)
(Provision) benefit for income taxes	442	(90)	568	(257)
Change in unrealized gains (losses) on investment securities	(2,047)	635	(2,517)	1,258
Reclassification adjustments to net investment (gains) losses (1)	16	8	37	25
Change in net unrealized investment gains (losses)	(2,031)	643	(2,480)	1,283
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(40)	12	(50)	32
Ending balance	$(4,417)	$(1,905)	$(4,417)	$(1,905)
_____________
(1)Net of taxes of $(4) million and $(2) million during the three months ended September 30, 2026 and 2025, respectively, and $(9) million and $(7) million during the nine months ended September 30, 2026 and 2025, respectively.
Amounts reclassified out of accumulated other comprehensive income (loss) to net investment gains (losses) include realized gains (losses) on sales of securities, which are determined on a specific identification basis.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(d)Fixed Maturity Securities
As of September 30, 2026, the amortized cost, gross unrealized gains (losses), allowance for credit losses and fair value of our fixed maturity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,982	$1	$(654)	$—	$3,329
State and political subdivisions	2,182	2	(384)	—	1,800
Non-U.S. government	1,394	4	(157)	(5)	1,236
U.S. corporate:
Utilities	4,957	10	(656)	(4)	4,307
Energy	2,406	14	(213)	—	2,207
Finance and insurance	7,297	14	(846)	—	6,465
Consumer—non-cyclical	4,534	11	(527)	—	4,018
Technology and communications	2,787	19	(416)	—	2,390
Industrial	920	3	(130)	—	793
Capital goods	2,438	11	(221)	—	2,228
Consumer—cyclical	1,315	2	(125)	(10)	1,182
Transportation	1,011	15	(120)	—	906
Other	230	—	(16)	—	214
Total U.S. corporate	27,895	99	(3,270)	(14)	24,710
Non-U.S. corporate:
Utilities	576	1	(49)	—	528
Energy	931	5	(65)	(1)	870
Finance and insurance	1,735	6	(142)	—	1,599
Consumer—non-cyclical	584	—	(100)	—	484
Technology and communications	760	1	(103)	—	658
Industrial	744	1	(49)	—	696
Capital goods	692	1	(59)	—	634
Consumer—cyclical	226	—	(18)	—	208
Transportation	468	5	(38)	—	435
Other	419	1	(31)	—	389
Total non-U.S. corporate	7,135	21	(654)	(1)	6,501
Residential mortgage-backed	1,085	1	(78)	—	1,008
Commercial mortgage-backed	1,597	1	(326)	(3)	1,269
Other asset-backed	2,658	3	(57)	—	2,604
Total available-for-sale fixed maturity securities	$47,928	$132	$(5,580)	$(23)	$42,457

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gross unrealized losses and fair values of our fixed maturity securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of September 30, 2026:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1,670	$(87)	113	$1,500	$(567)	53	$3,170	$(654)	166
State and political subdivisions	380	(29)	70	1,319	(355)	242	1,699	(384)	312
Non-U.S. government	796	(59)	231	313	(98)	55	1,109	(157)	286
U.S. corporate	9,389	(532)	1,706	12,057	(2,734)	1,845	21,446	(3,266)	3,551
Non-U.S. corporate	2,910	(136)	486	2,837	(518)	395	5,747	(654)	881
Residential mortgage-backed	637	(28)	309	316	(50)	122	953	(78)	431
Commercial mortgage-backed	276	(21)	65	946	(305)	152	1,222	(326)	217
Other asset-backed	1,143	(28)	216	428	(29)	88	1,571	(57)	304
Total for fixed maturity securities in an unrealized loss position	$17,201	$(920)	3,196	$19,716	$(4,656)	2,952	$36,917	$(5,576)	6,148
% Below cost:
<20% Below cost	$17,176	$(907)	3,188	$11,833	$(1,537)	1,860	$29,009	$(2,444)	5,048
20%-50% Below cost	25	(13)	8	7,872	(3,107)	1,087	7,897	(3,120)	1,095
>50% Below cost	—	—	—	11	(12)	5	11	(12)	5
Total for fixed maturity securities in an unrealized loss position	$17,201	$(920)	3,196	$19,716	$(4,656)	2,952	$36,917	$(5,576)	6,148
Investment grade	$16,813	$(899)	3,100	$19,214	$(4,581)	2,865	$36,027	$(5,480)	5,965
Below investment grade	388	(21)	96	502	(75)	87	890	(96)	183
Total for fixed maturity securities in an unrealized loss position	$17,201	$(920)	3,196	$19,716	$(4,656)	2,952	$36,917	$(5,576)	6,148

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gross unrealized losses and fair values of our corporate securities for which an allowance for credit losses had not been recorded, aggregated by investment type and length of time that individual investment securities had been in a continuous unrealized loss position, based on industry, as of September 30, 2026:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$1,980	$(120)	301	$1,837	$(536)	303	$3,817	$(656)	604
Energy	923	(41)	171	889	(172)	137	1,812	(213)	308
Finance and insurance	2,320	(121)	445	3,537	(725)	509	5,857	(846)	954
Consumer—non-cyclical	1,378	(81)	247	1,992	(446)	297	3,370	(527)	544
Technology and communications	767	(56)	167	1,396	(360)	201	2,163	(416)	368
Industrial	239	(13)	57	490	(113)	82	729	(126)	139
Capital goods	969	(57)	179	850	(164)	131	1,819	(221)	310
Consumer—cyclical	454	(20)	78	592	(105)	103	1,046	(125)	181
Transportation	287	(20)	54	386	(100)	68	673	(120)	122
Other	72	(3)	7	88	(13)	14	160	(16)	21
Subtotal, U.S. corporate securities	9,389	(532)	1,706	12,057	(2,734)	1,845	21,446	(3,266)	3,551
Non-U.S. corporate:
Utilities	194	(6)	34	314	(43)	38	508	(49)	72
Energy	419	(20)	61	303	(45)	34	722	(65)	95
Finance and insurance	800	(37)	142	619	(105)	84	1,419	(142)	226
Consumer—non-cyclical	132	(10)	35	340	(90)	46	472	(100)	81
Technology and communications	262	(12)	42	352	(91)	49	614	(103)	91
Industrial	384	(16)	64	195	(33)	31	579	(49)	95
Capital goods	303	(15)	44	288	(44)	51	591	(59)	95
Consumer—cyclical	111	(7)	19	87	(11)	12	198	(18)	31
Transportation	129	(6)	19	197	(32)	25	326	(38)	44
Other	176	(7)	26	142	(24)	25	318	(31)	51
Subtotal, non-U.S. corporate securities	2,910	(136)	486	2,837	(518)	395	5,747	(654)	881
Total for corporate securities in an unrealized loss position	$12,299	$(668)	2,192	$14,894	$(3,252)	2,240	$27,193	$(3,920)	4,432
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The scheduled maturity distribution of fixed maturity securities as of September 30, 2026 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost	Fair value
Due one year or less	$1,494	$1,487
Due after one year through five years	8,723	8,288
Due after five years through ten years	10,429	9,844
Due after ten years	21,942	17,957
Subtotal	42,588	37,576
Residential mortgage-backed	1,085	1,008
Commercial mortgage-backed	1,597	1,269
Other asset-backed	2,658	2,604
Total	$47,928	$42,457
As of September 30, 2026, securities issued by finance and insurance, utilities and consumer—non-cyclical industry groups represented approximately 27%, 15% and 14%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.
As of September 30, 2026, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.
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
We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	September 30, 2026		December 31, 2025
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,586	40%	$2,642	42%
Industrial	1,566	24	1,454	23
Office	1,237	19	1,292	20
Apartments	592	9	514	8
Mixed use	341	5	323	5
Other	166	3	138	2
Subtotal	6,488	100%	6,363	100%
Allowance for credit losses	(59)		(59)
Total	$6,429		$6,304

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2026		December 31, 2025
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,824	28%	$1,733	27%
Pacific	1,125	17	1,167	19
Mountain	1,032	16	997	16
Middle Atlantic	864	13	845	13
West South Central	517	8	504	8
East North Central	478	8	424	7
West North Central	326	5	339	5
East South Central	183	3	202	3
New England	139	2	152	2
Subtotal	6,488	100%	6,363	100%
Allowance for credit losses	(59)		(59)
Total	$6,429		$6,304
As of September 30, 2026, we had no commercial mortgage loans past due or on non-accrual status. As of December 31, 2025, we had one commercial mortgage loan in the office property type with an amortized cost of $6 million that was more than 90 days past due and on non-accrual status. This loan did not have an allowance for credit losses as of December 31, 2025. For a discussion of our policy related to placing commercial mortgage loans on non-accrual status, see Note 2—Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.
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
During the three months ended September 30, 2026 and 2025, we did not modify any commercial mortgage loans where the borrower was determined to be experiencing financial difficulty. During the nine months ended September 30, 2026 and 2025, we modified one commercial mortgage loan in each period where the borrower was determined to be experiencing financial difficulty. These loans were included in the office property type with an amortized cost of $36 million and $9 million as of September 30, 2026 and 2025, respectively, which represented 3% and 1%, respectively, of the total property type. The modification during the nine months ended September 30, 2026 extended the contractual term of the loan by five years and resulted in an increase to the interest rate. Payments on this previously amortizing loan became interest-only as a result of the modification. The modification during the nine months ended September 30, 2025 extended the contractual term of the loan by two years, with the option to extend by one additional year up to three times, and resulted in an increase to the interest rate. We continue to account for these modified loans as existing loans. As of September 30, 2026, all loans modified during the 12 months prior remained current.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the allowance for credit losses related to commercial mortgage loans as of and for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2026	2025	2026	2025
Allowance for credit losses:
Beginning balance	$57	$56	$59	$39
Provision	2	3	—	20
Write-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$59	$59	$59	$59
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth commercial mortgage loans by year of origination and credit quality indicator as of September 30, 2026:

(Amounts in millions)	2026	2025	2024	2023	2022	2021 and prior	Total
Debt-to-value:
0% - 50%	$53	$108	$75	$92	$158	$1,985	$2,471
51% - 60%	94	80	51	26	243	705	1,199
61% - 75%	461	416	61	131	351	1,073	2,493
76% - 100%	—	—	5	7	42	182	236
Greater than 100%	—	—	—	—	3	86	89
Total amortized cost	$608	$604	$192	$256	$797	$4,031	$6,488
Debt service coverage ratio:
Less than 1.00	$—	$19	$6	$2	$79	$258	$364
1.00 - 1.25	11	23	9	29	58	237	367
1.26 - 1.50	320	218	32	48	138	453	1,209
1.51 - 2.00	164	213	87	117	266	1,375	2,222
Greater than 2.00	113	131	58	60	256	1,708	2,326
Total amortized cost	$608	$604	$192	$256	$797	$4,031	$6,488
The following tables set forth the debt-to-value of commercial mortgage loans by property type as of the dates indicated:

	September 30, 2026
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$1,176	$574	$830	$6	$—	$2,586
Industrial	619	252	690	5	—	1,566
Office	234	229	516	213	45	1,237
Apartments	252	94	236	10	—	592
Mixed use	106	21	171	2	41	341
Other	84	29	50	—	3	166
Total amortized cost	$2,471	$1,199	$2,493	$236	$89	$6,488
% of total	38%	18%	39%	4%	1%	100%
Weighted-average debt service coverage ratio	2.45	1.83	1.53	1.04	1.05	1.91

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2025
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$1,168	$576	$893	$5	$—	$2,642
Industrial	615	255	584	—	—	1,454
Office	261	224	586	215	6	1,292
Apartments	211	127	176	—	—	514
Mixed use	69	54	148	27	25	323
Other	72	25	37	4	—	138
Total amortized cost	$2,396	$1,261	$2,424	$251	$31	$6,363
% of total	38%	20%	38%	4%	—%	100%
Weighted-average debt service coverage ratio	2.50	1.87	1.54	1.05	0.90	1.94
The following tables set forth the debt service coverage ratio of commercial mortgage loans by property type as of the dates indicated:

	September 30, 2026
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$29	$112	$504	$1,032	$909	$2,586
Industrial	88	55	321	456	646	1,566
Office	205	97	173	423	339	1,237
Apartments	9	50	100	152	281	592
Mixed use	33	32	43	137	96	341
Other	—	21	68	22	55	166
Total amortized cost	$364	$367	$1,209	$2,222	$2,326	$6,488
% of total	6%	6%	18%	34%	36%	100%
Weighted-average debt-to-value	75%	67%	66%	59%	42%	55%

	December 31, 2025
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$27	$93	$515	$1,107	$900	$2,642
Industrial	46	61	276	419	652	1,454
Office	175	187	200	331	399	1,292
Apartments	16	32	87	170	209	514
Mixed use	42	41	27	108	105	323
Other	8	11	16	53	50	138
Total amortized cost	$314	$425	$1,121	$2,188	$2,315	$6,363
% of total	5%	7%	18%	34%	36%	100%
Weighted-average debt-to-value	74%	70%	65%	58%	43%	55%

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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	September 30, 2026	December 31, 2025	Balance sheet classification	September 30, 2026	December 31, 2025
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$5	$11	Other liabilities	$1,064	$849
Foreign currency swaps	Other invested assets	5	4	Other liabilities	4	4
Forward bond purchase commitments	Other invested assets	—	6	Other liabilities	158	71
Total cash flow hedges		10	21		1,226	924
Total derivatives designated as hedges		10	21		1,226	924
Derivatives not designated as hedges
Equity index options	Other invested assets	13	18	Other liabilities	—	—
Financial futures (1)	Other invested assets	—	—	Other liabilities	—	—
Forward bond purchase commitments	Other invested assets	—	—	Other liabilities	47	36
Foreign currency forward contracts	Other invested assets	—	—	Other liabilities	6	17
Fixed indexed annuity embedded derivatives	Other assets	—	—	Policyholder account balances (2)	131	138
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (3)	12	14
Total derivatives not designated as hedges		13	18		196	205
Total derivatives		$23	$39		$1,422	$1,129
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

(Notional in millions)	Measurement	December 31, 2025	Additions	Maturities/ terminations	September 30, 2026
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,058	$—	$(693)	$7,365
Foreign currency swaps	Notional	156	—	—	156
Forward bond purchase commitments	Notional	2,964	124	(84)	3,004
Total cash flow hedges		11,178	124	(777)	10,525
Total derivatives designated as hedges		11,178	124	(777)	10,525
Derivatives not designated as hedges
Equity index options	Notional	503	329	(385)	447
Financial futures	Notional	989	2,941	(3,085)	845
Forward bond purchase commitments	Notional	500	—	—	500
Foreign currency forward contracts	Notional	521	519	(780)	260
Total derivatives not designated as hedges		2,513	3,789	(4,250)	2,052
Total derivatives		$13,691	$3,913	$(5,027)	$12,577

(Number of policies)	Measurement	December 31, 2025	Additions	Maturities/ terminations	September 30, 2026
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	4,171	—	(402)	3,769
Indexed universal life embedded derivatives	Policies	688	—	(20)	668
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended September 30, 2026:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(303)	$42	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	3	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(2)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	(99)	—	Net investment gains (losses)	—	Net investment gains (losses)
Total	$(403)	$43		$—
The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended September 30, 2025:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(8)	$50	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	9	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(1)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	3	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	19	—	Net investment gains (losses)	—	Net investment gains (losses)
Total	$14	$58		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the nine months ended September 30, 2026:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(268)	$128	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	11	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	2	(3)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	1	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	(93)	1	Net investment gains (losses)	—	Net investment gains (losses)
Total	$(358)	$137		$—

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the nine months ended September 30, 2025:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(31)	$145	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	11	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(3)	(2)	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(11)	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	(4)	—	Net investment gains (losses)	—	Net investment gains (losses)
Total	$(49)	$154		$—

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The change for these designated derivatives reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2026	2025	2026	2025
Beginning balance	$162	$380	$187	$492
Current period increases (decreases) in fair value (1)	(377)	11	(341)	(39)
Reclassification to net (income) loss (2)	(28)	(38)	(89)	(100)
Ending balance	$(243)	$353	$(243)	$353
______________
(1)Net of deferred taxes of $26 million and $(3) million during the three months ended September 30, 2026 and 2025, respectively, and $17 million and $10 million during the nine months ended September 30, 2026 and 2025, respectively.
(2)Net of deferred taxes of $15 million and $20 million during the three months ended September 30, 2026 and 2025, respectively, and $48 million and $54 million during the nine months ended September 30, 2026 and 2025, respectively.
The total balance in accumulated other comprehensive income (loss) from derivatives designated as cash flow hedges of $(243) million, net of taxes, recorded in stockholders’ equity as of September 30, 2026 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $99 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2057. During the nine months ended September 30, 2026 and 2025, we reclassified $9 million and $10 million, respectively, to net income (loss) in connection with forecasted transactions that were no longer considered reasonably possible of occurring.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2026	2025	2026	2025
Equity index options	$1	$4	$4	$5	Net investment gains (losses)
Financial futures	(40)	(24)	(86)	(41)	Changes in fair value of market risk benefits and associated hedges
Forward bond purchase commitments	(13)	3	(11)	(5)	Net investment gains (losses)
Foreign currency forward contracts	—	8	5	(16)	Net investment gains (losses)
Fixed indexed annuity embedded derivatives	(4)	(5)	(8)	(7)	Net investment gains (losses)
Indexed universal life embedded derivatives	1	(2)	—	(1)	Net investment gains (losses)
Total derivatives not designated as hedges	$(55)	$(16)	$(96)	$(65)
Derivative Counterparty Credit Risk
Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	September 30, 2026			December 31, 2025
(Amounts in millions)	Derivative assets (1)	Derivative liabilities (1)	Net derivatives	Derivative assets (1)	Derivative liabilities (1)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$23	$1,279	$(1,256)	$39	$977	$(938)
Gross amounts offset in the balance sheet	—	—	—	—	—	—
Net amounts presented in the balance sheet	23	1,279	(1,256)	39	977	(938)
Gross amounts not offset in the balance sheet:
Financial instruments (2)	(20)	(20)	—	(21)	(21)	—
Collateral received	—	—	—	(17)	—	(17)
Collateral pledged	—	(2,008)	2,008	—	(1,717)	1,717
Over collateralization	—	752	(752)	4	778	(774)
Net amount	$3	$3	$—	$5	$17	$(12)
______________
(1)Does not include amounts related to embedded derivatives.
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
For certain private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placements with the public bonds, price caps, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs, leading to a classification of Level 2. We classify private securities without an external rating or public bond spread as Level 3. In general, a significant increase (decrease) in credit spreads would have resulted in a significant decrease (increase) in the fair value for our fixed maturity securities as of September 30, 2026.
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
Level 2 measurements
Fixed maturity securities
•Third-party pricing services: In estimating the fair value of fixed maturity securities, 87% of our portfolio was priced using pricing services and was classified as Level 2 as of September 30, 2026. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant inputs used by our pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of September 30, 2026:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$3,329	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$1,800	Multi-dimensional attribute-based modeling systems, exchanges for the bond or comparable liquid bonds	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$1,221	Price quotes from market makers, spread priced to benchmark curves, matrix pricing	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$21,045	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$5,105	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$1,005	OAS-based models, single factor binomial models, internally priced, pay-up to the to be announced price	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$1,251	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swap curves, TRACE reports

Other asset-backed	$2,006	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers	Spreads to daily updated swap curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•Internal models: A portion of our U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities was $1,651 million and $678 million, respectively, as of September 30, 2026. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.
Equity securities. The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.
Short-term investments. The fair value of short-term investments classified as Level 2 is determined after considering prices obtained by pricing services.
Level 3 measurements
Fixed maturity securities
•Third-party pricing services: A portion of our non-U.S. government, U.S. corporate, non-U.S. corporate and other asset-backed securities are valued using pricing services. These pricing services utilize income-based approaches and internally generated models as part of the valuation processes. Pricing services utilized for valuation are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by pricing services was $438 million as of September 30, 2026.
•Broker quotes: A portion of our non-U.S. government, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $251 million as of September 30, 2026.
•Internal models: A portion of our U.S. corporate, non-U.S. corporate and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as the interest rate yield curve, as well as published credit spreads for similar securities, which can include significant unobservable inputs. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $2,677 million as of September 30, 2026.
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
Equity index options. We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rates, equity index volatility, equity index and time value component associated with the optionality in the derivative. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As of September 30, 2026, a significant increase (decrease) in the equity index volatility discussed above would have resulted in a significantly higher (lower) fair value measurement.
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
Fixed indexed annuity and indexed universal life embedded derivatives. We have fixed indexed annuity and indexed universal life insurance products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases, the value of our embedded derivative liability will decrease. As of September 30, 2026, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement.
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
Fixed indexed annuities
The valuation of fixed indexed annuities MRBs, which includes GMWB features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our fixed indexed annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the fixed indexed annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. As a result of our assumptions for GMWB utilization, expected future interest credited and non-performance risk being considered significant unobservable inputs, we classify these instruments as Level 3. As expected future interest credited decreases or GMWB utilization increases, the value of our fixed indexed annuities MRB liability will increase. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of September 30, 2026, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 11 for additional details related to the changes in the fair value measurement of fixed indexed annuities MRBs as of September 30, 2026 and December 31, 2025.
Variable annuities
The valuation of our variable annuities MRBs, which includes GMWB, GMDB and GPAF features, is based on an income approach that incorporates inputs such as policyholder behavior (GMWB utilization, lapses and mortality), equity index volatility, interest rates, equity index and fund correlation and an adjustment to the discount rate to incorporate non-performance risk and risk margins. Our discount rate used to determine fair value of our variable annuities MRBs includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the variable annuities MRBs. We determine fair value using an internal model based on the various inputs noted above. We classify the variable annuities MRBs valuation as Level 3 based on having significant unobservable inputs, with policyholder behavior (GMWB utilization and lapses), equity index volatility and non-performance risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the variable annuities MRBs will increase. An increase in our lapse assumption would decrease the fair value of the variable annuities MRBs, whereas an increase in our GMWB utilization rate would increase the fair value. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the liability. As of September 30, 2026, a significant change in the unobservable inputs discussed above would have resulted in a significantly lower or higher fair value measurement. Refer to note 11 for additional details related to the changes in the fair value measurement of variable annuities MRBs as of September 30, 2026 and December 31, 2025.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2026
(Amounts in millions)	Total	Level 1	Level 2	Level 3	NAV (1)
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,329	$—	$3,329	$—	$
State and political subdivisions	1,800	—	1,800	—
Non-U.S. government	1,236	—	1,221	15
U.S. corporate:
Utilities	4,307	—	3,259	1,048
Energy	2,207	—	2,146	61
Finance and insurance	6,465	—	5,874	591
Consumer—non-cyclical	4,018	—	3,993	25
Technology and communications	2,390	—	2,330	60
Industrial	793	—	777	16
Capital goods	2,228	—	2,194	34
Consumer—cyclical	1,182	—	1,124	58
Transportation	906	—	895	11
Other	214	—	104	110
Total U.S. corporate	24,710	—	22,696	2,014
Non-U.S. corporate:
Utilities	528	—	333	195
Energy	870	—	771	99
Finance and insurance	1,599	—	1,572	27
Consumer—non-cyclical	484	—	468	16
Technology and communications	658	—	639	19
Industrial	696	—	587	109
Capital goods	634	—	558	76
Consumer—cyclical	208	—	182	26
Transportation	435	—	350	85
Other	389	—	323	66
Total non-U.S. corporate	6,501	—	5,783	718
Residential mortgage-backed	1,008	—	1,005	3
Commercial mortgage-backed	1,269	—	1,251	18
Other asset-backed	2,604	—	2,006	598
Total fixed maturity securities	42,457	—	39,091	3,366
Equity securities	560	522	28	10
Limited partnerships	2,930	—	—	20	2,910
Other invested assets:
Derivative assets:
Interest rate swaps	5	—	5	—
Foreign currency swaps	5	—	5	—
Equity index options	13	—	—	13
Total derivative assets	23	—	10	13
Short-term investments	74	—	46	28
Total other invested assets	97	—	56	41
Separate account assets	4,203	4,203	—	—
Total assets	$50,247	$4,725	$39,175	$3,437	$2,910
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the periods indicated:

	Beginning balance as of July 1, 2026	Total realized and unrealized gains (losses)								Ending balance as of September 30, 2026	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
Non-U.S. government	$15	$—	$1	$—	$—	$—	$(1)	$—	$—	$15	$—	$1
U.S. corporate:
Utilities	1,048	(3)	(70)	71	—	—	(19)	21	—	1,048	1	(74)
Energy	64	—	(3)	—	—	—	—	—	—	61	—	(3)
Finance and insurance	610	—	(21)	29	—	—	(27)	—	—	591	—	(21)
Consumer—non-cyclical	34	—	(1)	—	—	—	(8)	—	—	25	—	(1)
Technology and communications	19	—	(1)	42	—	—	(1)	9	(8)	60	—	(1)
Industrial	17	(1)	—	—	—	—	—	—	—	16	(1)	—
Capital goods	36	—	(2)	—	—	—	—	—	—	34	—	(2)
Consumer—cyclical	41	—	(2)	20	—	—	(1)	—	—	58	—	(1)
Transportation	12	—	—	—	—	—	(1)	—	—	11	—	—
Other	114	—	(3)	—	—	—	(1)	—	—	110	—	(3)
Total U.S. corporate	1,995	(4)	(103)	162	—	—	(58)	30	(8)	2,014	—	(106)
Non-U.S. corporate:
Utilities	215	—	(5)	—	—	—	(15)	—	—	195	—	(5)
Energy	99	—	(2)	2	—	—	—	—	—	99	—	(2)
Finance and insurance	22	—	(1)	6	—	—	—	—	—	27	—	(1)
Consumer—non-cyclical	17	—	—	—	—	—	(1)	—	—	16	—	—
Technology and communications	20	—	(1)	—	—	—	—	—	—	19	—	(1)
Industrial	114	—	(5)	—	—	—	—	—	—	109	—	(5)
Capital goods	79	—	(3)	—	—	—	—	—	—	76	—	(3)
Consumer—cyclical	26	—	—	—	—	—	—	—	—	26	—	—
Transportation	88	—	(3)	—	—	—	—	—	—	85	—	(3)
Other	69	—	(3)	—	—	—	—	—	—	66	—	(2)
Total non-U.S. corporate	749	—	(23)	8	—	—	(16)	—	—	718	—	(22)
Residential mortgage-backed	7	—	—	2	—	—	(1)	—	(5)	3	—	—
Commercial mortgage-backed	20	—	(2)	—	—	—	—	—	—	18	—	(2)
Other asset-backed	457	—	(6)	76	—	—	(8)	87	(8)	598	—	(6)
Total fixed maturity securities	3,243	(4)	(133)	248	—	—	(84)	117	(21)	3,366	—	(135)
Equity securities	10	—	—	—	—	—	—	—	—	10	—	—
Limited partnerships	19	1	—	—	—	—	—	—	—	20	1	—
Other invested assets:
Derivative assets:
Equity index options	15	1	—	2	—	—	(5)	—	—	13	1	—
Forward bond purchase commitments	7	—	(7)	—	—	—	—	—	—	—	—	—
Total derivative assets	22	1	(7)	2	—	—	(5)	—	—	13	1	—
Short-term investments	23	—	—	5	—	—	—	—	—	28	—	—
Total other invested assets	45	1	(7)	7	—	—	(5)	—	—	41	1	—
Total Level 3 assets	$3,317	$(2)	$(140)	$255	$—	$—	$(89)	$117	$(21)	$3,437	$2	$(135)
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2026	Total realized and unrealized gains (losses)								Ending balance as of September 30, 2026	Total gains (losses) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
Non-U.S. government	$16	$—	$—	$—	$—	$—	$(1)	$—	$—	$15	$—	$—
U.S. corporate:
Utilities	1,004	(2)	(81)	164	—	—	(39)	24	(22)	1,048	2	(84)
Energy	21	—	(4)	30	—	—	(1)	15	—	61	—	(4)
Finance and insurance	619	—	(28)	51	—	—	(51)	—	—	591	—	(28)
Consumer—non-cyclical	35	—	(1)	—	—	—	(9)	—	—	25	—	(1)
Technology and communications	18	—	(1)	50	—	—	(8)	9	(8)	60	—	(1)
Industrial	16	—	—	—	—	—	—	—	—	16	—	—
Capital goods	37	—	(3)	—	—	—	—	—	—	34	—	(3)
Consumer—cyclical	55	—	(3)	20	—	—	(4)	—	(10)	58	—	(2)
Transportation	27	—	—	—	—	—	(3)	—	(13)	11	—	—
Other	125	—	(5)	—	—	—	(10)	—	—	110	—	(5)
Total U.S. corporate	1,957	(2)	(126)	315	—	—	(125)	48	(53)	2,014	2	(128)
Non-U.S. corporate:
Utilities	237	—	(4)	—	—	—	(38)	—	—	195	—	(7)
Energy	107	—	(1)	6	—	—	(13)	—	—	99	—	(1)
Finance and insurance	22	—	(1)	6	—	—	—	—	—	27	—	(1)
Consumer—non-cyclical	16	—	—	1	—	—	(1)	—	—	16	—	—
Technology and communications	9	—	(1)	20	—	—	(9)	—	—	19	—	(1)
Industrial	116	—	(7)	—	—	—	—	—	—	109	—	(7)
Capital goods	64	—	(4)	16	—	—	—	—	—	76	—	(4)
Consumer—cyclical	24	—	—	2	—	—	—	—	—	26	—	—
Transportation	79	—	(4)	10	—	—	—	—	—	85	—	(4)
Other	75	—	(4)	—	—	—	(5)	—	—	66	—	(3)
Total non-U.S. corporate	749	—	(26)	61	—	—	(66)	—	—	718	—	(28)
Residential mortgage-backed	3	—	—	7	—	—	(1)	—	(6)	3	—	—
Commercial mortgage-backed	19	—	(1)	—	—	—	—	—	—	18	—	(1)
Other asset-backed	327	—	(9)	181	—	—	(25)	147	(23)	598	—	(9)
Total fixed maturity securities	3,071	(2)	(162)	564	—	—	(218)	195	(82)	3,366	2	(166)
Equity securities	41	—	—	8	—	—	—	—	(39)	10	—	—
Limited partnerships	16	1	—	3	—	—	—	—	—	20	2	—
Other invested assets:
Derivative assets:
Equity index options	18	4	—	7	—	—	(16)	—	—	13	3	—
Forward bond purchase commitments	6	—	(6)	—	—	—	—	—	—	—	—	—
Total derivative assets	24	4	(6)	7	—	—	(16)	—	—	13	3	—
Short-term investments	23	—	—	5	—	—	—	—	—	28	—	—
Total other invested assets	47	4	(6)	12	—	—	(16)	—	—	41	3	—
Total Level 3 assets	$3,175	$3	$(168)	$587	$—	$—	$(234)	$195	$(121)	$3,437	$7	$(166)
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related condensed consolidated statements of operations line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2026	2025	2026	2025
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$—	$1	$2	$2
Net investment gains (losses)	(2)	2	1	(6)
Total	$(2)	$3	$3	$(4)
Total gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$—	$1	$2	$1
Net investment gains (losses)	2	3	5	(2)
Total	$2	$4	$7	$(1)
The amount presented for net investment income relates to fixed maturity securities and primarily represents amortization and accretion of premiums and discounts on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2026:

(Amounts in millions)	Fair value	Unobservable input	Range	Weighted-average (1)
Fixed maturity securities:
U.S. corporate:
Utilities	$963	Credit spreads	49bps - 196bps	117bps
Energy	47	Credit spreads	119bps - 199bps	174bps
Finance and insurance	561	Credit spreads	78bps - 197bps	126bps
Consumer—non-cyclical	25	Credit spreads	66bps - 206bps	123bps
Technology and communications	21	Credit spreads	73bps - 166bps	136bps
Industrial	16	Credit spreads	73bps - 157bps	102bps
Capital goods	34	Credit spreads	119bps - 126bps	122bps
Consumer—cyclical	56	Credit spreads	86bps - 125bps	111bps
Transportation	11	Credit spreads	48bps - 145bps	123bps
Other	66	Credit spreads	78bps - 160bps	99bps
Total U.S. corporate	$1,800	Credit spreads	48bps - 206bps	121bps
Non-U.S. corporate:
Utilities	$195	Credit spreads	78bps - 178bps	103bps
Energy	85	Credit spreads	66bps - 151bps	102bps
Finance and insurance	21	Credit spreads	103bps - 128bps	111bps
Consumer—non-cyclical	14	Credit spreads	86bps - 136bps	97bps
Technology and communications	19	Credit spreads	92bps	Not applicable
Industrial	108	Credit spreads	86bps - 166bps	113bps
Capital goods	69	Credit spreads	114bps - 166bps	132bps
Consumer—cyclical	22	Credit spreads	114bps	Not applicable
Transportation	84	Credit spreads	86bps - 157bps	115bps
Other	54	Credit spreads	49bps - 119bps	98bps
Total non-U.S. corporate	$671	Credit spreads	49bps - 178bps	109bps
Derivative assets:
Equity index options	$13	Equity index volatility	12% - 54%	21%
Other assets (2)	$77	Lapse rate	2% - 9%	5%
		Non-performance risk (counterparty credit risk)	42bps - 83bps	69bps
		Equity index volatility	17% - 27%	22%
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2026
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$131	$—	$—	$131
Indexed universal life embedded derivatives	12	—	—	12
Total policyholder account balances	143	—	—	143
Derivative liabilities:
Interest rate swaps	1,064	—	1,064	—
Foreign currency swaps	4	—	4	—
Forward bond purchase commitments	205	—	—	205
Foreign currency forward contracts	6	—	6	—
Total derivative liabilities	1,279	—	1,074	205
Total liabilities	$1,422	$—	$1,074	$348

	December 31, 2025
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$138	$—	$—	$138
Indexed universal life embedded derivatives	14	—	—	14
Total policyholder account balances	152	—	—	152
Derivative liabilities:
Interest rate swaps	849	—	849	—
Foreign currency swaps	4	—	4	—
Forward bond purchase commitments	107	—	—	107
Foreign currency forward contracts	17	—	17	—
Total derivative liabilities	977	—	870	107
Total liabilities	$1,129	$—	$870	$259

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the periods indicated:

	Beginning balance as of July 1, 2026	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2026	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income) loss	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$132	$4	$—	$—	$—	$—	$(4)	$—	$(1)	$131	$4	$—
Indexed universal life embedded derivatives	14	(1)	—	—	—	—	(1)	—	—	12	(1)	—
Total policyholder account balances	146	3	—	—	—	—	(5)	—	(1)	143	3	—
Derivative liabilities:
Forward bond purchase commitments	100	13	92	—	—	—	—	—	—	205	13	92
Total derivative liabilities	100	13	92	—	—	—	—	—	—	205	13	92
Total Level 3 liabilities	$246	$16	$92	$—	$—	$—	$(5)	$—	$(1)	$348	$16	$92

	Beginning balance as of July 1, 2025	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2025	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income) loss	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$144	$5	$—	$—	$—	$—	$(7)	$—	$—	$142	$5	$—
Indexed universal life embedded derivatives	13	2	—	—	—	—	—	—	—	15	2	—
Total policyholder account balances	157	7	—	—	—	—	(7)	—	—	157	7	—
Derivative liabilities:
Forward bond purchase commitments	102	(3)	(14)	—	—	—	—	—	—	85	(3)	(13)
Total derivative liabilities	102	(3)	(14)	—	—	—	—	—	—	85	(3)	(13)
Total Level 3 liabilities	$259	$4	$(14)	$—	$—	$—	$(7)	$—	$—	$242	$4	$(13)

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Beginning balance as of January 1, 2026	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2026	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income) loss	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$138	$8	$—	$—	$—	$—	$(13)	$—	$(2)	$131	$8	$—
Indexed universal life embedded derivatives	14	—	—	—	—	—	(2)	—	—	12	—	—
Total policyholder account balances	152	8	—	—	—	—	(15)	—	(2)	143	8	—
Derivative liabilities:
Forward bond purchase commitments	107	11	87	—	—	—	—	—	—	205	11	87
Total derivative liabilities	107	11	87	—	—	—	—	—	—	205	11	87
Total Level 3 liabilities	$259	$19	$87	$—	$—	$—	$(15)	$—	$(2)	$348	$19	$87

	Beginning balance as of January 1, 2025	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2025	Total (gains) losses attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3		Included in net (income) loss	Included in OCI
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$155	$7	$—	$—	$—	$—	$(18)	$—	$(2)	$142	$7	$—
Indexed universal life embedded derivatives	15	1	—	—	—	—	(1)	—	—	15	1	—
Total policyholder account balances	170	8	—	—	—	—	(19)	—	(2)	157	8	—
Derivative liabilities:
Forward bond purchase commitments	71	5	9	—	—	—	—	—	—	85	5	10
Total derivative liabilities	71	5	9	—	—	—	—	—	—	85	5	10
Total Level 3 liabilities	$241	$13	$9	$—	$—	$—	$(19)	$—	$(2)	$242	$13	$10

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the gains and losses included in net (income) loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related condensed consolidated statements of operations line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2026	2025	2026	2025
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	16	4	19	13
Total	$16	$4	$19	$13
Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	16	4	19	13
Total	$16	$4	$19	$13
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2026:

(Amounts in millions)	Fair value	Unobservable input	Range	Weighted-average (1)
Policyholder account balances:
Fixed indexed annuity embedded derivatives	$131	Expected future interest credited	1% - 5%	3%
Indexed universal life embedded derivatives	$12	Expected future interest credited	3% - 11%	5%
Net market risk benefits: (2)
Fixed indexed annuities	$41	GMWB utilization rate	36% - 100%	80%
		Non-performance risk (credit spreads)	42bps - 83bps	69bps
		Expected future interest credited	1% - 5%	3%
Variable annuities	$182	Lapse rate	2% - 11%	5%
		GMWB utilization rate	56% - 90%	81%
		Non-performance risk (credit spreads)	42bps - 83bps	69bps
		Equity index volatility	17% - 27%	22%
Derivative liabilities:
Forward bond purchase commitments	$205	Counterparty financing spreads	10bps - 40bps	30bps
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	September 30, 2026
(Amounts in millions)	Notional amount		Carrying amount	Fair value
				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,429	$5,938	$—	$—	$5,938
Other invested assets		(1)	739	745	—	—	745
Liabilities:
Long-term borrowings		(1)	1,480	1,376	—	1,376	—
Investment contracts		(1)	3,978	4,084	—	—	4,084
Commitments to fund investments:
Private placement investments	$590
Bank loan investments	157
Commercial mortgage loans	36
______________
(1)These financial instruments do not have notional amounts.

	December 31, 2025
(Amounts in millions)	Notional amount		Carrying amount	Fair value
				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans, net		(1)	$6,304	$6,092	$—	$6	$6,086
Other invested assets		(1)	642	651	—	—	651
Liabilities:
Long-term borrowings		(1)	1,513	1,471	—	1,471	—
Investment contracts		(1)	3,869	3,944	—	—	3,944
Commitments to fund investments:
Private placement investments	$362
Bank loan investments	118
Commercial mortgage loans	7
______________
(1)These financial instruments do not have notional amounts.
As of September 30, 2026 and December 31, 2025, we had $38 million and $29 million, respectively, of real estate owned and associated assets included in other invested assets in our condensed consolidated balance sheets acquired through foreclosure in full or partial settlement of commercial mortgage loan obligations. These properties are initially recorded at fair value less estimated selling costs (the carrying value) and are subsequently valued at the lower of the carrying value or current fair value less estimated selling costs. These amounts represented the fair value as of September 30, 2026 and December 31, 2025. The fair value of the real estate owned assets is classified as Level 2.

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
The following table presents the carrying value of limited partnerships and commitments to fund as of the dates indicated:

	September 30, 2026		December 31, 2025
(Amounts in millions)	Carrying value	Commitments to fund	Carrying value	Commitments to fund
Limited partnerships accounted for at NAV:
Private equity and credit funds (1)	$2,597	$1,632	$2,475	$1,619
Real estate funds (2)	136	54	137	65
Infrastructure funds (3)	177	149	156	151
Total limited partnerships accounted for at NAV	2,910	1,835	2,768	1,835
Limited partnerships accounted for at fair value	20	1	16	1
Limited partnerships accounted for under equity method of accounting	664	105	700	80
Total	$3,594	$1,941	$3,484	$1,916
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
(7) Deferred Acquisition Costs
The following tables present the balances of and changes in deferred acquisition costs as of and for the periods indicated:

	September 30, 2026
(Amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$769	$694	$30	$71	$1,564
Costs deferred	—	—	—	—	—
Amortization	(39)	(80)	(5)	(8)	(132)
Balance as of September 30	$730	$614	$25	$63	1,432
Enact segment					22
Total deferred acquisition costs					$1,454

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2025
(Amounts in millions)	Long- term care insurance	Life insurance	Fixed annuities	Variable annuities	Total
Balance as of January 1	$823	$812	$37	$83	$1,755
Costs deferred	—	—	—	—	—
Amortization	(54)	(118)	(7)	(12)	(191)
Balance as of December 31	$769	$694	$30	$71	1,564
Enact segment					22
Total deferred acquisition costs					$1,586
(8) Future Policy Benefits
The following table sets forth our liability for future policy benefits as of the dates indicated:

(Amounts in millions)	September 30, 2026	December 31, 2025
Long-term care insurance	$39,542	$43,157
Life insurance	1,287	1,467
Fixed annuities	9,304	10,437
Total long-duration insurance contracts	50,133	55,061
Deferred profit liability	128	136
Cost of reinsurance	18	31
Total future policy benefits	$50,279	$55,228

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the balances of and changes in the liability for future policy benefits as of and for the periods indicated:

	September 30, 2026
(Dollar amounts in millions)	Long-term care insurance	Life insurance	Fixed annuities
Present value of expected net premiums:
Beginning balance as of January 1	$16,480	$3,499	$—
Beginning balance, at original discount rate	$16,411	$3,396	$—
Effect of changes in cash flow assumptions	(33)	—	—
Effect of actual variances from expected experience	144	(8)	—
Adjusted beginning balance	16,522	3,388	—
Issuances	—	—	25
Interest accretion	613	138	—
Net premiums collected (1)	(1,421)	(287)	(25)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	—	—
Ending balance, at original discount rate	15,714	3,239	—
Effect of changes in discount rate assumptions	(933)	(156)	—
Ending balance as of September 30	$14,781	$3,083	$—
Present value of expected future policy benefits:
Beginning balance as of January 1	$59,634	$4,354	$10,437
Beginning balance, at original discount rate	$60,539	$4,191	$9,193
Effect of changes in cash flow assumptions	(48)	—	—
Effect of actual variances from expected experience	413	37	(6)
Adjusted beginning balance	60,904	4,228	9,187
Issuances	—	—	23
Interest accretion	2,454	162	448
Benefit payments	(2,896)	(524)	(691)
Derecognition (lapses and withdrawals)	—	—	—
Other	—	(1)	2
Ending balance, at original discount rate	60,462	3,865	8,969
Effect of changes in discount rate assumptions	(6,142)	(77)	335
Ending balance as of September 30	$54,320	$3,788	$9,304
Net liability for future policy benefits, before flooring adjustments	$39,539	$705	$9,304
Flooring adjustments (2)	3	582	—
Net liability for future policy benefits	39,542	1,287	9,304
Less: reinsurance recoverable	6,983	610	7,212
Net liability for future policy benefits, net of reinsurance recoverable	$32,559	$677	$2,092
Weighted-average liability duration (years)	10.8	5.3	9.6
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-term care insurance
For the nine months ended September 30, 2026, the impact of changes in cash flow assumptions resulted in a decrease of $15 million in the liability for future policy benefits due to favorable updates related to approval amounts of in-force rate actions on fully reinsured blocks of business, partially offset by unfavorable updates related to approval and implementation timing of in-force rate actions. The favorable impact of cash flow assumption updates on fully reinsured blocks was more than offset in net income (loss) by the unfavorable assumption updates on the retained blocks of business. The impact of actual variances from expected experience resulted in an increase of $269 million in the liability for future policy benefits. This increase was primarily due to lower terminations, mainly from mortality, and higher claims, partially offset by $23 million of net insurance recoveries related to cash payments made to policyholders in connection with a prior legal settlement.
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
Life insurance
For the nine months ended September 30, 2026, the impact of actual variances from expected experience resulted in an increase of $45 million in the liability for future policy benefits primarily due to overall unfavorable mortality experience.
There were no significant cash flow assumption changes in the fourth quarter of 2025. The impact of actual variances from expected experience during the year ended December 31, 2025 resulted in an increase of $32 million in the liability for future policy benefits primarily due to unfavorable mortality experience.
Fixed annuities
For the nine months ended September 30, 2026, the impact of actual variances from expected experience resulted in a decrease of $6 million in the liability for future policy benefits primarily due to favorable mortality.
In the fourth quarter of 2025, we completed our annual review of cash flow assumptions and decreased our liability for future policy benefits by $66 million primarily as a result of favorable updates to our mortality assumptions. These favorable impacts were partially offset in net income (loss) as a portion of the updates was related to reinsured blocks of business.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides the weighted-average interest rates for the liability for future policy benefits as of the dates indicated:

	September 30, 2026	December 31, 2025
Long-term care insurance
Interest accretion (locked-in) rate	5.7%	5.7%
Current discount rate	6.4%	5.4%
Life insurance
Interest accretion (locked-in) rate	5.7%	5.7%
Current discount rate	6.1%	5.0%
Fixed annuities
Interest accretion (locked-in) rate	6.8%	6.8%
Current discount rate	6.4%	5.5%
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
The following table sets forth the amount of undiscounted and discounted expected future gross premiums and expected future benefit payments as of the dates indicated:

	September 30, 2026		December 31, 2025
(Amounts in millions)	Undiscounted	Discounted	Undiscounted	Discounted
Long-term care insurance
Expected future gross premiums	$30,799	$20,361	$32,824	$22,941
Expected future benefit payments	$114,051	$54,320	$116,322	$59,634
Life insurance
Expected future gross premiums	$8,607	$4,579	$9,129	$5,236
Expected future benefit payments	$5,555	$3,788	$6,042	$4,354
Fixed annuities
Expected future gross premiums	$—	$—	$—	$—
Expected future benefit payments	$21,130	$9,304	$21,791	$10,437
During the nine months ended September 30, 2026, we recorded a charge of $2 million to net income (loss) due to expected benefits exceeding expected gross premiums, resulting in net premium ratios capped at 100% for certain cohorts in our life insurance products primarily due to higher claim severity.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income (loss) related to our liability for future policy benefits for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,				Year ended
	2026		2025		2026		2025		December 31, 2025
(Amounts in millions)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)	Gross premiums	Interest accretion (1)
Long-term care insurance	$658	$616	$648	$602	$1,908	$1,841	$1,893	$1,799	$2,544	$2,406
Life insurance	135	8	147	10	423	24	455	32	597	42
Fixed annuities	—	148	—	154	—	448	—	465	—	617
Total	$793	$772	$795	$766	$2,331	$2,313	$2,348	$2,296	$3,141	$3,065
______________
(1)Amounts for interest accretion are included in benefits and other changes in policy reserves in the condensed consolidated statements of operations.
(9) Policyholder Account Balances
The following table sets forth our liabilities for policyholder account balances as of the dates indicated:

(Amounts in millions)	September 30, 2026	December 31, 2025
Life insurance	$6,880	$6,993
Fixed annuities	2,977	3,278
Variable annuities	384	420
Funding agreements	460	—
Fixed indexed annuity embedded derivatives (1)	131	138
Indexed universal life embedded derivatives (1)	12	14
Additional insurance liabilities (2)	2,990	2,986
Other	14	14
Total policyholder account balances	$13,848	$13,843
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the balances of and changes in policyholder account balances as of and for the periods indicated:

	September 30, 2026
(Dollar amounts in millions)	Life insurance	Fixed annuities	Variable annuities
Beginning balance as of January 1	$6,993	$3,278	$420
Issuances	—	—	—
Premiums received	318	13	11
Policy charges	(423)	(3)	(4)
Surrenders and withdrawals	(85)	(215)	(32)
Benefit payments	(150)	(199)	(37)
Net transfers from (to) separate accounts	—	—	4
Interest credited	221	84	2
Other	6	19	20
Ending balance as of September 30	$6,880	$2,977	$384
Weighted-average crediting rate	3.9%	3.0%	3.3%
Net amount at risk (1)	$38,081	$21	$307
Cash surrender value	$3,924	$2,240	$384
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present policyholder account balances by range of guaranteed minimum crediting rate and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums as of the dates indicated:

	September 30, 2026
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$110	$26	$8	$—	$144
2.00%–2.99%	807	1	—	—	808
3.00%–3.99%	1,364	547	1,051	101	3,063
4.00% and greater	2,101	21	27	—	2,149
Total	$4,382	$595	$1,086	$101	$6,164
______________
(1)Excludes universal life insurance and investment contracts of $4,077 million that have an equity market component to their crediting strategy.

	December 31, 2025
(Amounts in millions)	At guaranteed minimum	1–50 basis points above	51–150 basis points above	Greater than 150 basis points above	Total (1)
Less than 2.00%	$111	$39	$23	$—	$173
2.00%–2.99%	720	1	—	—	721
3.00%–3.99%	1,627	579	1,081	85	3,372
4.00% and greater	2,189	20	23	—	2,232
Total	$4,647	$639	$1,127	$85	$6,498
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) Additional Insurance Liabilities
The following table presents the balances of and changes in additional liabilities related to death or other insurance benefits that are included within policyholder account balances related to universal and term universal life insurance products as of and for the periods indicated:

(Dollar amounts in millions)	September 30, 2026	December 31, 2025
Beginning balance as of January 1	$2,986	$2,920
Beginning balance before shadow accounting adjustments	$3,052	$3,003
Effect of changes in cash flow assumptions	—	(15)
Effect of actual variances from expected experience	(11)	11
Adjusted beginning balance	3,041	2,999
Issuances	—	—
Interest accretion	79	102
Assessments collected	167	230
Benefit payments	(189)	(279)
Derecognition (lapses and withdrawals)	—	—
Other (flooring adjustment)	1	—
Ending balance before shadow accounting adjustments	3,099	3,052
Effect of shadow accounting adjustments	(109)	(66)
Ending balance	2,990	2,986
Less: reinsurance recoverable	—	—
Additional insurance liabilities, net of reinsurance recoverable	$2,990	$2,986
Weighted-average liability duration (years)	16.2	16.8
For the nine months ended September 30, 2026, the impact of actual variances from expected experience resulted in a decrease to our additional insurance liabilities principally due to favorable changes in persistency and mortality experience.
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
The following table provides the weighted-average interest rates for our additional insurance liabilities as of the dates indicated:

	September 30, 2026	December 31, 2025
Interest accretion rate (1)	3.4%	3.4%
Projected crediting rate (2)	3.9%	3.9%
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income (loss) related to additional insurance liabilities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2025
(Amounts in millions)	2026	2025	2026	2025
Gross assessments	$124	$126	$376	$389	$513
Interest accretion (1)	$26	$26	$79	$76	$102
______________
(1)Amounts for interest accretion are included in benefits and other changes in policy reserves in the condensed consolidated statements of operations.
(11) Market Risk Benefits
The following table sets forth our market risk benefits by asset and liability position as of the dates indicated:

	September 30, 2026			December 31, 2025
(Amounts in millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Fixed indexed annuities	$—	$41	$41	$—	$52	$52
Variable annuities	92	274	182	64	361	297
Total market risk benefits	$92	$315	$223	$64	$413	$349

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the balances of and changes in market risk benefits as of and for the periods indicated:

	September 30, 2026
(Dollar amounts in millions)	Fixed indexed annuities	Variable annuities	Reinsurance recoverable (1)
Beginning balance as of January 1	$52	$297	$98
Beginning balance before effect of changes in instrument-specific credit risk	$50	$294	$98
Issuances	—	—	—
Interest accretion	1	9	3
Attributed fees collected	3	25	6
Benefit payments	—	(13)	(8)
Effect of changes in interest rates	(13)	(82)	(16)
Effect of changes in equity markets	—	(49)	(6)
Actual policyholder behavior different from expected behavior	(1)	(4)	—
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	—	—	—
Other	(1)	—	—
Ending balance before effect of changes in instrument-specific credit risk	39	180	77
Effect of changes in instrument-specific credit risk	2	2	—
Ending balance as of September 30	41	182	$77
Less: reinsurance recoverable	—	77
Market risk benefits, net of reinsurance recoverable	$41	$105
Weighted-average attained age of contractholders	75	77
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
(12) Separate Accounts
The following table presents the balances of and changes in separate account liabilities, which are primarily comprised of variable annuity products, as of and for the periods indicated:

(Amounts in millions)	September 30, 2026	December 31, 2025
Beginning balance as of January 1	$4,369	$4,438
Premiums and deposits	30	32
Policy charges	(72)	(99)
Surrenders and withdrawals	(304)	(391)
Benefit payments	(147)	(213)
Investment performance	333	605
Net transfers from (to) general account	(4)	(2)
Other charges	(2)	(1)
Ending balance	$4,203	$4,369
Cash surrender value (1)	$4,201	$4,367
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Separate Account Assets
The following table presents the aggregate fair value of assets, by major investment asset category, supporting separate accounts as of the dates indicated:

(Amounts in millions)	September 30, 2026	December 31, 2025
Equity funds	$2,055	$2,077
Balanced funds	1,714	1,809
Bond funds	223	291
Money market funds	211	192
Total	$4,203	$4,369
(13) Liability for Policy and Contract Claims
The following table sets forth our liability for policy and contract claims as of the dates indicated:

(Amounts in millions)	September 30, 2026	December 31, 2025
Enact segment	$617	$572
Closed Block segment (1)	150	149
Other mortgage insurance business	7	6
Total liability for policy and contract claims	$774	$727
______________
(1)Primarily includes balances related to our universal and term universal life insurance products.
The following table presents the balances of and changes in our liability for policy and contract claims as of and for the periods indicated:

	Nine months ended September 30,
(Amounts in millions)	2026	2025
Beginning balance as of January 1	$727	$670
Less reinsurance recoverable	(21)	(24)
Net beginning balance	706	646
Incurred related to insured events of:
Current year	719	728
Prior years	(113)	(126)
Total incurred	606	602
Paid related to insured events of:
Current year	(395)	(400)
Prior years	(160)	(156)
Total paid	(555)	(556)
Foreign currency translation	—	1
Net ending balance	757	693
Add reinsurance recoverable	17	17
Ending balance as of September 30	$774	$710
The liability for policy and contract claims represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends,

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The favorable development related to insured events of prior years for the nine months ended September 30, 2026 was primarily attributable to reserve releases of $113 million in our Enact segment largely driven by favorable cure performance and loss mitigation activities.
For the nine months ended September 30, 2025, our Enact segment recorded reserve releases of $140 million primarily related to insured events of prior years, largely driven by favorable cure performance.
(14) Income Taxes
The effective tax rate for the three months ended September 30, 2026 was not meaningful, primarily due to the small amount of pre-tax loss relative to tax expense on the amortization of certain forward starting swap gains, which are tax effected at the previously enacted federal income tax rate of 35%. The effective tax rate of 29.7% for the nine months ended September 30, 2026 was above the statutory U.S. federal income tax rate of 21% largely due to tax expense on the amortization of these forward starting swaps gains. The effective tax rates of 5.5% and 19.3% for the three and nine months ended September 30, 2025, respectively, were below the statutory U.S. federal income tax rate of 21% largely due to a tax benefit related to a valuation allowance release, partially offset by tax expense on certain forward starting swap gains.
Our ability to realize our deferred tax assets is largely dependent upon generating sufficient taxable income and capital gains in future years. As of September 30, 2026 and December 31, 2025, our tax valuation allowance was $702 million and $545 million, respectively, of which $350 million and $200 million, respectively, were related to capital deferred tax assets. Given the increase in unrealized losses on our fixed maturity securities and forward starting swaps in the current year due to rising interest rates and the corresponding reduction in the amount of unrealized capital gains expected to be available in the future to offset our capital loss carryforwards and other capital deferred tax assets, we recorded an additional valuation allowance of $150 million in the third quarter of 2026 through OCI related to capital deferred tax assets. The remainder of the total valuation allowance relates to foreign and state net operating loss carryforwards.
In the third quarter of 2025, we released $100 million of our valuation allowance related to capital deferred tax assets. The release was a result of the change in unrealized gains (losses) on our fixed maturity securities due to decreasing interest rates and an increase in unrealized gains on our limited partnerships due to current market conditions, and a corresponding increase in unrealized capital gains expected to be available in the future to offset our capital loss carryforwards and other capital deferred tax assets. Of the $100 million released, $66 million was recorded through OCI, and $34 million was recognized in income (loss) from continuing operations.
U.S. GAAP generally requires an annualized effective tax rate to be used for interim reporting periods, utilizing projections of full year results. However, in certain circumstances it is appropriate to record the actual effective tax rate for the period if a reliable estimate cannot be made for the full year. Accordingly, for the three and nine months ended September 30, 2026 and 2025, we utilized the actual effective tax rate for the interim period to record the provision (benefit) for income taxes for our Closed Block segment and the annualized projected effective tax rate for our Enact segment and Corporate and Other.
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our reportable segments for the three months ended September 30:

	2026		2025
(Amounts in millions)	Enact	Closed Block	Enact	Closed Block
Revenues:
Premiums	$242	$648	$245	$639
Net investment income	74	686	68	726
Policy fees and other income	3	144	1	150
	319	1,478	314	1,515
Less:
Benefits and other changes in policy reserves (1)	48	1,224	36	1,194
Cash flow assumption updates (1)	—	(3)	—	6
Actual variances from expected experience (1)	—	111	—	100
Amortization of deferred acquisition costs and intangibles (1)	2	48	2	54
Interest expense (2)	12	—	13	—
Other segment expenses (2), (3)	47	276	50	276
Provision (benefit) for income taxes (2)	47	(32)	48	(19)
Adjusted operating income (loss) attributable to noncontrolling interests	31	—	31	—
Reportable segment adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$132	$(146)	$134	$(96)
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our reportable segments for the nine months ended September 30:

	2026		2025
(Amounts in millions)	Enact	Closed Block	Enact	Closed Block
Revenues:
Premiums	$730	$1,911	$735	$1,871
Net investment income	219	2,135	197	2,129
Policy fees and other income	7	444	4	462
	956	4,490	936	4,462
Less:
Benefits and other changes in policy reserves (1)	118	3,615	92	3,553
Cash flow assumption updates (1)	—	10	—	13
Actual variances from expected experience (1)	—	274	—	157
Amortization of deferred acquisition costs and intangibles (1)	6	148	7	164
Interest expense (2)	37	—	37	—
Other segment expenses (2), (3)	143	790	150	810
Provision (benefit) for income taxes (2)	139	(59)	142	(32)
Adjusted operating income (loss) attributable to noncontrolling interests	98	—	96	—
Reportable segment adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$415	$(288)	$412	$(203)
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

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the reconciliation of total reportable segment adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders to net income (loss) available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2026	2025	2026	2025
Total reportable segment adjusted operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(14)	$38	$127	$209
Corporate and Other income (loss) from continuing operations	(28)	13	(91)	(61)
Net investment gains (losses) available to Genworth Financial, Inc.’s common stockholders	(11)	91	1	120
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges	15	3	29	(1)
Expenses related to restructuring	(1)	(1)	(3)	(1)
Taxes on adjustments	—	(20)	(5)	(25)
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	(39)	124	58	241
Income (loss) from discontinued operations, net of taxes	(2)	(8)	(5)	(20)
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(41)	$116	$53	$221
The following table presents total assets for our reportable segments as of the dates indicated:

(Amounts in millions)	September 30, 2026	December 31, 2025
Enact	$6,791	$6,895
Closed Block	$75,305	$79,615
(16) Commitments and Contingencies
(a)Litigation and Regulatory Matters
We face the risk of litigation and regulatory investigations or other actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, product administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance subsidiaries, such as violations of the Real Estate Settlement and Procedures Act of 1974 or related state anti-inducement laws, and mortgage insurance policy rescissions and curtailments, and breaching fiduciary or other duties to customers, including but not limited to cybersecurity breaches of customer information. We also from time to time have had, and may in the future have, disputes with reinsurance partners relating to the parties’ rights and obligations under reinsurance treaties and/or related administration agreements. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships, including claims under the Employee Retirement Income Security Act of 1974 (“ERISA”), post-closing obligations associated with previous dispositions and securities lawsuits. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities.

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
On June 30, 2021, we filed in the Middle District of Georgia our renewed motion to enforce the class action settlement and release and renewed our motion for leave to file a counterclaim. The briefing on both motions concluded in October 2021. On March 24, 2022, the Court denied our motions. On April 11, 2022, we filed an appeal of the Court’s denial to the United States Court of Appeals for the Eleventh Circuit. On June 22, 2022, we filed our opening brief in support of the appeal. The plaintiff filed its respondent’s brief on September 20, 2022, and we filed our reply brief on November 10, 2022. The appeal was orally argued on August 17, 2023, and on January 8, 2025, the Eleventh Circuit entered an order affirming the district court’s order. On January 29, 2025, we moved for rehearing by the panel and by the full court. On March 4, 2025, the Eleventh Circuit denied our motion for rehearing. On March 7, 2025, the plaintiff refiled its complaint in the United States District Court for the Eastern District of Virginia. On May 9, 2025, we moved to dismiss

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the refiled complaint for failure to state a cause of action. The plaintiff filed an amended complaint on June 24, 2025 and a second amended complaint on July 14, 2025. On July 28, 2025, we moved to dismiss the second amended complaint for failure to state a cause of action. The plaintiff opposed our motion to dismiss the second amended complaint on August 25, 2025, and the court denied our motion to dismiss on November 18, 2025. On February 13, 2026, we moved for summary judgment dismissing the complaint, and the plaintiff moved for class certification. On August 3, 2026, the District Court entered a final order that, among other things, granted our motion for summary judgment dismissing the complaint, from which the plaintiff appealed on September 1, 2026 and from which we cross-appealed on September 14, 2026. If necessary, we intend to continue to vigorously defend this action.
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
On May 26, 2021, the plaintiffs filed a second amended and supplemental class action complaint adding additional factual allegations and three new causes of action. On July 26, 2021, we moved to dismiss the three new causes of action and answered the balance of the second amended and supplemental class action complaint. The plaintiffs filed an opposition to our motion to dismiss on September 30, 2021. The Court heard oral arguments on the motion on December 7, 2021 and ordered each party to file supplemental submissions, which were filed on January 28, 2022. On May 10, 2022, the Court granted our motion to dismiss the three new causes of action. On January 27, 2022, the plaintiffs filed a motion for a preliminary injunction seeking to enjoin GFIH from transferring any assets to any affiliate, including paying any dividends to Genworth Holdings, and to enjoin Genworth Holdings and Genworth Financial from transferring or distributing any value to Genworth Financial’s shareholders. On June 2, 2022, the plaintiffs withdrew their motion for a preliminary injunction. On January 12, 2024, the plaintiffs moved for class certification. We filed our opposition papers on February 23, 2024. On March 25, 2025, we filed a motion for summary judgment dismissing the second amended complaint, and the plaintiffs filed opposition papers as well as a motion for Rule 56(d) relief on May 14, 2025. On June 18, 2025, we filed reply papers in further support of our motion for summary judgment and moved separately to strike the plaintiffs’ motion. The plaintiffs opposed our motion to strike on July 11, 2025. On January 21, 2026, the court heard oral argument on our summary judgment motion, the plaintiffs’ Rule 56(d) motion and our motion to strike. On October 23, 2026, the court granted our motion for summary judgment dismissing the complaint and denied as moot the 56(d)-related motions. We intend to continue to vigorously defend this action.

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
The plaintiffs moved for class certification on October 16, 2023, and we filed opposition papers on December 4, 2023. Oral argument on the plaintiffs’ class certification motion was heard on February 12, 2024. On February 20, 2024, we moved for summary judgment dismissing the claims, and the plaintiffs filed opposition papers on March 5, 2024. Oral argument was conducted on our summary judgment motion on March 25, 2024. On August 15, 2024, the Court granted the plaintiffs’ motion and certified the case as a class action. On August 29, 2024, the Court denied our motion for summary judgment. We filed a motion for leave to appeal from the trial court’s class certification order, and the United States Court of Appeals for the Fourth Circuit granted leave to appeal on September 13, 2024. On March 7, 2025, we filed our opening appellate brief in the Fourth Circuit, and the plaintiffs filed their responding brief on April 7, 2025. The case was stayed in trial court pending the determination of our appeal to the Fourth Circuit, oral argument of which occurred on October 21, 2025. On March 10, 2026, the Fourth Circuit reversed the trial court’s class certification order. On March 24, 2026, the plaintiffs moved for rehearing by the full court. We filed opposition papers on April 27, 2026. The plaintiffs’ rehearing application was denied on June 4, 2026. The case remains stayed in trial court. We intend to continue to vigorously defend this action.
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
The plaintiffs seek to represent various classes and subclasses of Genworth long-term care insurance policyholders and agents whose data was accessed or potentially accessed by the MOVEit Cybersecurity Incident, alleging that Genworth breached its purported duty to safeguard their sensitive data from cybercriminals. The complaints assert claims for, inter alia, negligence, negligence per se, breach of contract, unjust enrichment, and violations of various consumer protection and privacy statutes, and they seek, inter alia, declaratory and injunctive relief, compensatory and punitive damages, restitution, attorneys’ fees and costs. On October 4, 2023, the Joint Panel on Multidistrict Litigation issued an order

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
consolidating all actions relating to the MOVEit Cybersecurity Incident before a single federal judge in the United States District Court for the District of Massachusetts. All defendants, including the Genworth entities, filed a joint motion to dismiss the complaints on July 23, 2024. Oral argument on this motion occurred on October 9, 2024. On December 12, 2024, as relevant to Genworth, the court denied the motion. On February 4, 2025, several defendants, including the Genworth entities, filed a second motion to dismiss the complaints, and the plaintiffs filed opposition papers on April 7, 2025. Oral argument was conducted on the second motion to dismiss on May 12, 2025. On July 31, 2025, the court granted the second motion to dismiss in part and dismissed most of the causes of action against Genworth, retaining only the claims for common law negligence, breach of implied contract and a Massachusetts statutory violation. On September 9, 2025, we moved for partial reconsideration of certain aspects of the July 31, 2025 decision, and the plaintiffs opposed that motion on September 23, 2025. On January 9, 2026, the court granted in part our motion for partial reconsideration by dismissing a certain negligence claim under California law and by confirming the dismissal of an Illinois statutory claim. The plaintiffs moved for class certification on September 1, 2026. We opposed the plaintiffs’ class certification motion on October 30, 2026. We intend to continue to vigorously defend these actions.
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
(b)Commitments
See note 6 for amounts we were committed to fund related to our investments as of September 30, 2026.
(17) Changes in Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2026	$(2,426)	$162	$945	$(3)	$15	$(1,307)
OCI before reclassifications	(2,047)	(377)	2,427	—	(3)	—
Amounts reclassified from OCI	16	(28)	—	—	—	(12)
Current period OCI	(2,031)	(405)	2,427	—	(3)	(12)
Balances as of September 30, 2026 before noncontrolling interests	(4,457)	(243)	3,372	(3)	12	(1,319)
Less: change in OCI attributable to noncontrolling interests	(40)	—	—	—	—	(40)
Balances as of September 30, 2026	$(4,417)	$(243)	$3,372	$(3)	$12	$(1,279)
______________
(1)See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2025	$(2,536)	$380	$769	$(5)	$19	$(1,373)
OCI before reclassifications	635	11	(627)	1	(1)	19
Amounts reclassified from OCI	8	(38)	—	—	—	(30)
Current period OCI	643	(27)	(627)	1	(1)	(11)
Balances as of September 30, 2025 before noncontrolling interests	(1,893)	353	142	(4)	18	(1,384)
Less: change in OCI attributable to noncontrolling interests	12	—	—	—	—	12
Balances as of September 30, 2025	$(1,905)	$353	$142	$(4)	$18	$(1,396)
______________
(1)See note 5 for additional information.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2026	$(1,987)	$187	$463	$(4)	$17	$(1,324)
OCI before reclassifications	(2,517)	(341)	2,909	1	(5)	47
Amounts reclassified from OCI	37	(89)	—	—	—	(52)
Current period OCI	(2,480)	(430)	2,909	1	(5)	(5)
Balances as of September 30, 2026 before noncontrolling interests	(4,467)	(243)	3,372	(3)	12	(1,329)
Less: change in OCI attributable to noncontrolling interests	(50)	—	—	—	—	(50)
Balances as of September 30, 2026	$(4,417)	$(243)	$3,372	$(3)	$12	$(1,279)
______________
(1)See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses)	Derivatives qualifying as hedges (1)	Change in the discount rate used to measure future policy benefits	Change in instrument- specific credit risk of market risk benefits	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2025	$(3,156)	$492	$1,022	$(5)	$4	$(1,643)
OCI before reclassifications	1,258	(39)	(880)	1	13	353
Amounts reclassified from OCI	25	(100)	—	—	—	(75)
Current period OCI	1,283	(139)	(880)	1	13	278
Balances as of September 30, 2025 before noncontrolling interests	(1,873)	353	142	(4)	17	(1,365)
Less: change in OCI attributable to noncontrolling interests	32	—	—	—	(1)	31
Balances as of September 30, 2025	$(1,905)	$353	$142	$(4)	$18	$(1,396)
______________
(1)See note 5 for additional information.
As of September 30, 2026 and 2025, the balances of the change in the discount rate used to measure future policy benefits were net of taxes of $(914) million and $(39) million, respectively, and the balances of the change in instrument-specific credit risk of MRBs were net of taxes of $1 million and $2 million, respectively. The foreign currency translation and other adjustments balance in the charts above included $33 million and $34 million, respectively, net of taxes of $(8) million and $(9) million, respectively, related to a net unrecognized postretirement benefit obligation as of September 30, 2026 and 2025. The balance also included taxes of $(1) million and $(2) million related to foreign currency translation adjustments as of September 30, 2026 and 2025, respectively.

GENWORTH FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows reclassifications from accumulated other comprehensive income (loss), net of taxes, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,		Affected line item in the condensed consolidated statements of operations
(Amounts in millions)	2026	2025	2026	2025
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments	$20	$10	$46	$32	Net investment (gains) losses
Income taxes	(4)	(2)	(9)	(7)	Provision (benefit) for income taxes
Total	$16	$8	$37	$25
Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(42)	$(50)	$(128)	$(145)	Net investment income
Interest rate swaps hedging assets	(3)	(9)	(11)	(11)	Net investment (gains) losses
Interest rate swaps hedging liabilities	2	1	3	2	Interest expense
Forward bond purchase commitments	—	—	(1)	—	Net investment (gains) losses
Income taxes	15	20	48	54	Provision (benefit) for income taxes
Total	$(28)	$(38)	$(89)	$(100)

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
Cautionary note regarding forward-looking statements
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” “may” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Examples of forward-looking statements include statements we make relating to potential dividends or share repurchases; future return of capital by Enact Holdings, Inc. (“Enact Holdings”), including share repurchases, and quarterly and special dividends; the cumulative economic benefit of approved and future rate increases and benefit reductions included in our multi-year in-force rate action plan and other reduced benefit options associated with the long-term care insurance products in our Closed Block segment; planned investments in and our outlook for new lines of business or new insurance and other products and services, such as those we are pursuing with our CareScout business (“CareScout”), including through our CareScout services business (“CareScout Services”) and our CareScout insurance business (“CareScout Insurance”); future financial performance, including the expectation that quarterly adverse variances between actual and expected experience could persist resulting in future remeasurement losses in our Closed Block segment; any potential future judgment, recovery and/or payment amounts in connection with the AXA S.A. (“AXA”) and Santander Cards UK Limited (“Santander”) litigation, and Genworth’s planned use of proceeds from any potential recovery in connection with the litigation, including share repurchases, debt repurchases and investments in new businesses; future financial condition and liquidity of our businesses; and statements we make regarding the outlook of the U.S. economy.
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
•our failure to maintain the self-sustainability of Genworth Life Insurance Company (“GLIC”) and its subsidiaries, collectively referred to as “Closed Block” or our “legacy insurance subsidiaries,” including as a result of the inability to achieve desired levels of in-force management actions and/or the timing of future premium rate increases and associated benefit reductions taking longer to achieve than originally assumed; other regulatory actions negatively impacting our life insurance businesses;
•inaccuracies or changes in estimates, assumptions, methodologies, valuations, projections and/or models, which result in inadequate reserves or other adverse results (including as a result of any changes in connection with quarterly, annual or other reviews, including reviews we expect to complete in the fourth quarter of 2026);
•the impact on holding company liquidity caused by an inability to receive dividends or any other returns of capital from Enact Holdings, and limited sources of capital and financing and the need to seek additional capital on unfavorable terms;
•the impact on any potential recovery and/or payment amounts in the AXA and Santander litigation resulting from a successful appeal (should permission for appeal be granted), significant delays or any other adverse development in the litigation;
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
•changes in economic, market and political conditions, labor shortages and fluctuating interest rates; unanticipated financial events, which could lead to market-wide liquidity problems and other significant market disruption resulting in losses, defaults or credit rating downgrades of other financial institutions; deterioration in economic conditions, a recession or a decline in home prices, all of which could be driven by many potential factors, including a U.S. federal government shutdown; an increase in the cost of care impacting the long-term care insurance products included in our Closed Block segment; changes in international trade policy, including the potential impact of new or increased tariffs, retaliatory policies or actions from other countries, and trade wars or other events that lead to political and economic instability; changes in government or monetary policies; changes within regulatory agencies; changes in immigration policy; and fluctuations in international securities markets;
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
•the inability to attract, retain and motivate qualified employees or senior management, or our succession plans not operating effectively;
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
•a decrease in the volume of high loan-to-value home mortgage originations or an increase in the volume of mortgage insurance cancellations, including as a result of a potential Federal Housing Finance Agency (“FHFA”)-directed pilot program in response to a recent executive order issued by the President of the United States;
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
Strategic Update
Create value
We continue to create shareholder value through Enact’s growing market value and capital returns. Enact Holdings provided $122 million of capital returns to Genworth Holdings in the third quarter of 2026 and expects to return approximately $600 million of capital to its shareholders for the full year 2026. Based on our approximate 81% ownership, we expect to receive capital returns from Enact Holdings of approximately $485 million for the full year 2026. We expect capital returns from Enact will continue to benefit our shareholders by funding our strategic initiatives, including new CareScout products and services, as well as share repurchases and opportunistic debt reduction.
On September 2, 2026, Genworth Financial’s Board of Directors authorized an additional $500 million of share repurchases under the existing share repurchase program. Since the initial authorization of Genworth Financial’s share repurchase program in May 2022 and through October 31, 2026, we have repurchased over $1.0 billion worth of shares of Genworth Financial’s common stock. For additional information on our share repurchase program, see “—Liquidity and Capital Resources.”
Drive growth
We continue to drive future growth through CareScout with innovative, consumer-focused aging care services and funding solutions.
CareScout Services
Through November 2, 2026, CareScout Services expanded the CareScout Quality Network to more than 1,200 active home care locations and approximately 1,200 senior living communities. The network also includes local advisors in major markets who help guide families in their search for high-quality senior living communities. Together with CareScout Services’ nationwide network of nurses, these local advisors provide families with access to both expert guidance and clinical expertise.
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
We continue to expand the availability of our offerings by working with other insurance carriers, employers and select affinity groups as we seek to introduce the CareScout brand to more consumers, broaden access to our services and generate additional fee-based revenues over time. We expect to invest approximately $55 million in CareScout Services for the full year 2026 to further scale the business. This investment will support the continued build-out of our technology-enabled platform, the addition of new products, and growth across both consumer and business-to-business channels.
CareScout Insurance
We continue to build out differentiated product offerings and expand our distribution capability in CareScout Insurance. In the third quarter of 2026, we launched our Care Assurance worksite product, a version of CareScout Insurance’s individual standalone long-term care insurance product that is available through employers. The Care Assurance offerings are differentiated in the long-term care insurance market by giving customers and their families access to a more holistic aging experience through CareScout Services, including access to the CareScout Quality Network, wellness support tools and care planning services. We do not anticipate any additional capital investment in CareScout Insurance in 2026 following the $85 million investment made in 2025 to enable the launch of the business. Future capital contributions may vary based on sales volume and mix, investment performance and operating expenses.
While it will take time to scale these businesses, we believe our investments in CareScout will drive sustainable future growth for Genworth and are aligned with our overarching priority to maximize long-term value for our shareholders. We will continue to take a disciplined approach in our capital allocation strategy, balancing investments in CareScout growth initiatives with returning value to shareholders and opportunistically retiring debt.
Maintain self-sustainability
We continue to actively manage our self-sustaining, customer-centric legacy insurance subsidiaries, comprising long-term care insurance, life insurance and annuity products included in our Closed Block segment. Our long-term care insurance multi-year in-force rate action plan continues to be our most effective tool in supporting this strategic priority. We achieved an estimated cumulative economic benefit of approximately $35.0 billion, on a net present value basis, of approved rate increases and benefit reductions from 2012 through the third quarter of 2026. As we manage our legacy insurance subsidiaries on a standalone basis, these entities will continue to rely on their statutory capital, significant reserves, prudent management of the in-force blocks and other management actions, including our long-term care insurance in-force rate actions, to satisfy policyholder obligations. For additional information regarding our in-force rate actions, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment—Closed Block segment.”
Financial Strength and Credit Ratings
On September 18, 2026, A.M. Best Company, Inc. (“A.M. Best”) upgraded the financial strength rating of Enact Mortgage Insurance Corporation (“EMICO”) to “A” from “A-” and revised the outlook to stable from positive.
On September 17, 2026, A.M. Best revised the outlook to stable from positive and affirmed the financial strength rating of “C++” of GLIC and Genworth Life Insurance Company of New York. A.M. Best also affirmed the financial strength rating of “B-” of Genworth Life and Annuity Insurance Company and the credit rating of “bb-” of Genworth Financial and Genworth Holdings with an outlook of stable.
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
•Changes in fair value of market risk benefits and associated hedges consist of fair value changes of market risk benefits (other than changes attributable to instrument-specific credit risk), including reserve changes related to policyholder behavior and the effects of interest rates and changes in equity markets, net of changes in the fair value of non-qualified derivative instruments that support our market risk benefits.
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
Consolidated Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$893	$886	$7	1%
Net investment income	763	799	(36)	(5)%
Net investment gains (losses)	(11)	99	(110)	(111)%
Policy fees and other income	149	151	(2)	(1)%
Total revenues	1,794	1,935	(141)	(7)%
Benefits and expenses:
Benefits and other changes in policy reserves	1,270	1,227	43	4%
Liability remeasurement (gains) losses	108	106	2	2%
Changes in fair value of market risk benefits and associated hedges	(11)	(1)	(10)	NM⁽¹⁾
Interest credited	96	96	—	—%
Acquisition and operating expenses, net of deferrals	255	259	(4)	(2)%
Amortization of deferred acquisition costs and intangibles	52	57	(5)	(9)%
Interest expense	25	27	(2)	(7)%
Total benefits and expenses	1,795	1,771	24	1%
Income (loss) from continuing operations before income taxes	(1)	164	(165)	(101)%
Provision (benefit) for income taxes	8	9	(1)	(11)%
Income (loss) from continuing operations	(9)	155	(164)	(106)%
Income (loss) from discontinued operations, net of taxes	(2)	(8)	6	75%
Net income (loss)	(11)	147	(158)	(107)%
Less: net income (loss) attributable to noncontrolling interests	30	31	(1)	(3)%
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(41)	$116	$(157)	(135)%
______________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table sets forth the consolidated results of operations for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$2,649	$2,613	$36	1%
Net investment income	2,365	2,340	25	1%
Net investment gains (losses)	—	98	(98)	(100)%
Policy fees and other income	458	466	(8)	(2)%
Total revenues	5,472	5,517	(45)	(1)%
Benefits and expenses:
Benefits and other changes in policy reserves	3,727	3,639	88	2%
Liability remeasurement (gains) losses	284	170	114	67%
Changes in fair value of market risk benefits and associated hedges	(18)	7	(25)	NM⁽¹⁾
Interest credited	287	289	(2)	(1)%
Acquisition and operating expenses, net of deferrals	736	744	(8)	(1)%
Amortization of deferred acquisition costs and intangibles	161	174	(13)	(7)%
Interest expense	76	79	(3)	(4)%
Total benefits and expenses	5,253	5,102	151	3%
Income (loss) from continuing operations before income taxes	219	415	(196)	(47)%
Provision (benefit) for income taxes	65	80	(15)	(19)%
Income (loss) from continuing operations	154	335	(181)	(54)%
Income (loss) from discontinued operations, net of taxes	(5)	(20)	15	75%
Net income (loss)	149	315	(166)	(53)%
Less: net income (loss) attributable to noncontrolling interests	96	94	2	2%
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$53	$221	$(168)	(76)%
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

The following table presents a reconciliation of net income (loss) to adjusted operating income (loss) and adjusted operating income (loss), excluding Closed Block for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2026	2025	2026	2025
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(41)	$116	$53	$221
Add: net income (loss) attributable to noncontrolling interests	30	31	96	94
Net income (loss)	(11)	147	149	315
Less: income (loss) from discontinued operations, net of taxes	(2)	(8)	(5)	(20)
Income (loss) from continuing operations	(9)	155	154	335
Less: net income (loss) attributable to noncontrolling interests	30	31	96	94
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	(39)	124	58	241
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	9	(99)	(3)	(100)
Changes in fair value of market risk benefits attributable to changes in interest rates, equity markets and associated hedges (2)	(15)	(3)	(29)	1
(Gains) losses on early extinguishment of debt	(2)	—	(3)	—
Expenses related to restructuring	2	1	6	—
Taxes on adjustments (3)	1	(6)	6	(6)
Adjusted operating income (loss)	(44)	17	35	136
Adjustment to exclude Closed Block segment adjusted operating (income) loss	146	96	288	203
Adjusted operating income (loss), excluding Closed Block	$102	$113	$323	$339
______________
(1)Net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $2 million for the three months ended September 30, 2026, and $3 million and $2 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)Changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(4) million and $(2) million for the three months ended September 30, 2026 and 2025, respectively, and $(11) million and $(6) million for the nine months ended September 30, 2026 and 2025, respectively.
(3)The three and nine months ended September 30, 2025 included a $27 million tax benefit related to a release of a portion of the valuation allowance on certain deferred tax assets.

Earnings (loss) per share
The following table provides basic and diluted earnings (loss) per common share for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions, except per share amounts)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$(0.10)	$0.30	$(0.40)	(133)%	$0.15	$0.58	$(0.43)	(74)%
Diluted	$(0.10)	$0.30	$(0.40)	(133)%	$0.15	$0.58	$(0.43)	(74)%
Net income (loss) available to Genworth Financial, Inc.’s common stockholders per share:
Basic	$(0.11)	$0.29	$(0.40)	(138)%	$0.14	$0.54	$(0.40)	(74)%
Diluted	$(0.11)	$0.28	$(0.39)	(139)%	$0.14	$0.53	$(0.39)	(74)%
Adjusted operating income (loss), excluding Closed Block per share:
Basic	$0.27	$0.28	$(0.01)	(4)%	$0.85	$0.82	$0.03	4%
Diluted	$0.27	$0.28	$(0.01)	(4)%	$0.83	$0.81	$0.02	2%
Weighted-average common shares outstanding:
Basic	375.5	408.0			381.6	413.2
Diluted (1)	375.5	413.3			387.1	417.9
______________
(1)As a result of the loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2026, we used basic weighted-average common shares outstanding in the calculation of diluted earnings (loss) per share for the three months ended September 30, 2026, as the inclusion of 5.8 million performance stock units, restricted stock units and other equity-based awards would have been antidilutive to the calculation. Had we not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2026, diluted weighted-average common shares outstanding would have been 381.3 million.
Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including performance stock units, restricted stock units and other equity-based awards.
The following table presents a summary of adjusted operating income (loss) for our segments and Corporate and Other for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Enact segment	$132	$134	$(2)	(1)%	$415	$412	$3	1%
Corporate and Other	(30)	(21)	(9)	(43)%	(92)	(73)	(19)	(26)%
Closed Block segment	(146)	(96)	(50)	(52)%	(288)	(203)	(85)	(42)%
Adjusted operating income (loss)	$(44)	$17	$(61)	NM⁽¹⁾	$35	$136	$(101)	(74)%
______________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.

Executive Summary of Consolidated Financial Results
After-tax amounts in our discussion of financial results assume a tax rate of 21% unless otherwise indicated.
•Net income (loss) for the three months ended September 30, 2026 and 2025 was $(41) million and $116 million, respectively, and adjusted operating income, excluding Closed Block was $102 million and $113 million, respectively.
•Net income for the nine months ended September 30, 2026 and 2025 was $53 million and $221 million, respectively, and adjusted operating income, excluding Closed Block was $323 million and $339 million, respectively.
•For the three and nine months ended September 30, 2026, adjusted operating income, excluding Closed Block reflected strong operating performance in Enact mostly attributable to favorable cure performance, resulting in pre-tax reserve releases of $37 million and $113 million, respectively, partially offset by continued investment in CareScout Services and interest expense on Genworth Holdings’ debt.
For a detailed discussion of selected financial information and detailed descriptions of operating performance measures, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”
Significant Developments and Key Highlights
Enact segment
•Mortgage insurance portfolio. New insurance written of $14.1 billion in the third quarter of 2026 was relatively consistent with the third quarter of 2025. Enact’s primary persistency rate was 81% and 83% in the third quarter of 2026 and 2025, respectively.
•PMIERs compliance. Enact’s PMIERs sufficiency ratio was 158%, or $1,827 million above the PMIERs requirements, as of September 30, 2026.
Closed Block segment
•In-force rate actions. We estimate that the cumulative economic benefit of approved rate increases and benefit reductions in our long-term care insurance multi-year in-force rate action plan from 2012 through the third quarter of 2026 was approximately $35.0 billion, on a net present value basis.
•Risk-based capital ratio. As of September 30, 2026, the consolidated risk-based capital (“RBC”) ratio on a company action level basis of our legacy insurance subsidiaries was approximately 274%, down from 300% as of December 31, 2025. The decrease was mainly driven by a statutory loss in the current year primarily in our long-term care insurance products.
Capital and liquidity
•Holding company liquidity. Genworth Holdings had $320 million of unrestricted cash and cash equivalents as of September 30, 2026, which included approximately $200 million of cash held for future obligations, including advance cash payments from our subsidiaries.
•Capital returns from Enact Holdings. Genworth Holdings received $122 million of capital returns from Enact Holdings during the third quarter of 2026.
•Share repurchases. On September 2, 2026, Genworth Financial’s Board of Directors authorized an additional $500 million of share repurchases under the existing share repurchase program. Genworth Financial executed $80 million of share repurchases, before excise taxes and other associated costs, during the third quarter of 2026.

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
Macroeconomic environment
Through the third quarter of 2026, the U.S. economy continued to be subject to significant volatility and uncertainty, largely related to geopolitical tensions, including the Iran conflict, changing economic policies and continued inflationary pressure. The ancillary effects of these factors on the domestic and global economies could materially impact the U.S. housing market and Enact’s business.
The U.S. Bureau of Labor Statistics reported that the Consumer Price Index inflation was 3.7% year-over-year in September 2026 compared to 3.5% year-over-year in June 2026, while the unemployment rate remained unchanged at 4.2% in September 2026 compared to June 2026.
U.S. mortgage rates remained elevated, increasing during the third quarter of 2026. Over the past few years, housing affordability has deteriorated as elevated mortgage rates and home price appreciation have outpaced median family income, according to the National Association of Realtors Housing Affordability Index. Despite slowing of home price growth nationally in 2026, according to the FHFA Monthly Purchase-Only House Price Index (seasonally adjusted), affordability remains challenged.
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
On October 22, 2026, the President of the United States issued the Decreasing Housing Costs for the American People Executive Order, which contemplates that, if the FHFA determines it is in the best interests of the GSEs, the FHFA and the American public, the FHFA shall direct the GSEs to establish a pilot program applicable only to mortgages made after the program’s establishment and which meet certain specified criteria. Under the pilot program, the GSEs would direct servicers, to the extent permitted by law and operationally feasible, to notify borrowers promptly when mortgage insurance on their mortgage may be canceled. The potential impact on the mortgage insurance industry will depend on the ultimate design and implementation of the pilot program.
In July 2025, the FHFA announced that it would implement the acceptance of VantageScore 4.0 for mortgages delivered to Fannie Mae and Freddie Mac. Enact began accepting VantageScore 4.0 on mortgages during the second quarter of 2026. Volume, while increasing, remains immaterial to date.
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

Mortgage insurance portfolio
New insurance written of $14.1 billion in the third quarter of 2026 was relatively consistent with the third quarter of 2025. Enact’s primary persistency rate was 81% and 83% during the third quarter of 2026 and 2025, respectively.
Net earned premiums decreased in the third quarter of 2026 compared to the third quarter of 2025 primarily due to slightly lower average premium rates and higher ceded premiums, partially offset by assumed premium and insurance in-force growth.
Loss experience
Enact’s loss ratio for the three months ended September 30, 2026 and 2025 was 20% and 15%, respectively. Both periods were impacted by favorable prior year reserve development. Enact released reserves of $37 million during the third quarter of 2026 primarily driven by favorable cure performance and loss mitigation activities, compared to a reserve release of $45 million in the third quarter of 2025.
New primary delinquencies in the third quarter of 2026 increased compared to the third quarter of 2025 primarily due to the expected loss development pattern on newer books of business. New primary delinquencies of 14,401 contributed $83 million of loss expense in the third quarter of 2026, while Enact incurred $79 million of loss expense from 12,998 new primary delinquencies in the third quarter of 2025. In determining the loss expense estimate, considerations were given to recent cure and claim experience and the prevailing and prospective economic conditions. Loss expense on new delinquencies in the third quarter of 2026 reflected a reduction in expected claim rates made in the fourth quarter of 2025 resulting from sustained favorable cure performance and Enact’s market expectations.
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
Recent transactions
On September 30, 2026, Enact entered into a quota share reinsurance agreement with a panel of reinsurers. Under the agreement, EMICO will cede approximately 35% of a portion of its expected new insurance written for the 2028 book year.
Capital requirements
As of September 30, 2026, EMICO’s estimated risk-to-capital ratio under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), EMICO’s domestic insurance regulator, was 9.9:1, compared with risk-to-capital ratios of 10.1:1 and 10.2:1 as of December 31, 2025 and September 30, 2025, respectively. EMICO’s risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. North Carolina’s calculation of risk-to-capital excludes the risk in-force for delinquent loans given the established loss reserves against all delinquencies. EMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by EMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the impact of quota share reinsurance, the amount of policy lapses and the amount of additional capital that is generated or distributed by the business.
Under PMIERs, Enact is subject to operational and financial requirements that private mortgage insurers must meet in order to remain eligible to insure loans that are purchased by the GSEs. As of September 30, 2026, Enact had estimated available assets of $4,966 million against $3,139 million net required assets under PMIERs compared to available assets of $5,002 million against $3,108 million net required assets as of June 30, 2026. The sufficiency ratio as of September 30, 2026 was 158%, or $1,827 million above the PMIERs requirements, compared to 161%, or $1,894 million above the PMIERs requirements, as of June 30, 2026. Enact’s PMIERs required assets benefited from a reinsurance credit of $1,969 million and $1,931 million as of September 30, 2026 and June 30, 2026, respectively, related to third-party reinsurance.
On August 21, 2024, the GSEs and the FHFA released updated PMIERs requirements phasing in a revision to the available assets standards between March 31, 2025 and September 30, 2026. The updated standards differentiated between bonds held as available assets under PMIERs based on credit quality and liquidity. The updates also established limits for assets backed by residential mortgages or commercial real estate to mitigate the impact if such assets lose value during periods of housing stress. These updates have been fully phased in and the impact has not been material to Enact’s sufficiency.
Capital returns
During the first quarter of 2026, Enact Holdings completed the repurchase of shares under the $350 million share repurchase authorization it had announced on April 30, 2025. On February 3, 2026, Enact Holdings announced the authorization of a new share repurchase program under which it may repurchase up to $500 million of its common stock. Genworth Holdings entered into an agreement with Enact Holdings to participate in the share repurchase program in order to maintain its ownership interest in Enact Holdings. As the majority shareholder, Genworth Holdings received $122 million of capital returns from Enact Holdings during the third quarter of 2026, comprised of $95 million of share repurchases and $27 million of quarterly dividends.
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

Segment results of operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$242	$245	$(3)	(1)%
Net investment income	74	68	6	9%
Net investment gains (losses)	(6)	(2)	(4)	(200)%
Policy fees and other income	3	1	2	200%
Total revenues	313	312	1	—%
Benefits and expenses:
Benefits and other changes in policy reserves	48	36	12	33%
Acquisition and operating expenses, net of deferrals	48	51	(3)	(6)%
Amortization of deferred acquisition costs and intangibles	2	2	—	—%
Interest expense	12	13	(1)	(8)%
Total benefits and expenses	110	102	8	8%
Income (loss) from continuing operations before income taxes	203	210	(7)	(3)%
Provision (benefit) for income taxes	45	47	(2)	(4)%
Income (loss) from continuing operations	158	163	(5)	(3)%
Less: net income (loss) attributable to noncontrolling interests	30	31	(1)	(3)%
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	128	132	(4)	(3)%
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	4	2	2	100%
Expenses related to restructuring	1	1	—	—%
Taxes on adjustments	(1)	(1)	—	—%
Adjusted operating income (loss)	$132	$134	$(2)	(1)%
______________
(1)Net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $2 million for the three months ended September 30, 2026.
Adjusted operating income (loss)
Adjusted operating income decreased primarily due to a lower reserve release and higher new delinquencies, partially offset by higher net investment income in the current year.
Revenues
Premiums decreased mainly driven by slightly lower average premium rates and higher ceded premiums, partially offset by assumed premium and insurance in-force growth in the current year.
Net investment income increased primarily from higher investment yields and higher average invested assets in the current year.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
Benefits and other changes in policy reserves were impacted by favorable prior year reserve development in both years and increased in the current year primarily due to a lower reserve release and higher new delinquencies. Enact released reserves of $37 million during the third quarter of 2026 primarily driven by favorable cure performance and loss mitigation activities, compared to a reserve release of $45 million in the third quarter of 2025.
Acquisition and operating expenses, net of deferrals, decreased largely due to higher ceding commissions received in the current year.

Provision (benefit) for income taxes. The effective tax rate was 21.7% and 22.1% for the three months ended September 30, 2026 and 2025, respectively, consistent with the U.S. corporate federal income tax rate.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table sets forth the results of operations relating to our Enact segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$730	$735	$(5)	(1)%
Net investment income	219	197	22	11%
Net investment gains (losses)	(14)	(13)	(1)	(8)%
Policy fees and other income	7	4	3	75%
Total revenues	942	923	19	2%
Benefits and expenses:
Benefits and other changes in policy reserves	118	92	26	28%
Acquisition and operating expenses, net of deferrals	145	151	(6)	(4)%
Amortization of deferred acquisition costs and intangibles	6	7	(1)	(14)%
Interest expense	37	37	—	—%
Total benefits and expenses	306	287	19	7%
Income (loss) from continuing operations before income taxes	636	636	—	—%
Provision (benefit) for income taxes	135	139	(4)	(3)%
Income (loss) from continuing operations	501	497	4	1%
Less: net income (loss) attributable to noncontrolling interests	96	94	2	2%
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	405	403	2	—%
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	11	11	—	—%
Expenses related to restructuring	2	1	1	100%
Taxes on adjustments	(3)	(3)	—	—%
Adjusted operating income (loss)	$415	$412	$3	1%
______________
(1)Net investment (gains) losses were adjusted for the portion attributable to noncontrolling interests of $3 million and $2 million for the nine months ended September 30, 2026 and 2025, respectively.
Adjusted operating income (loss)
Adjusted operating income increased primarily due to higher net investment income and lower operating expenses, partially offset by lower reserve releases in the current year.
Revenues
Premiums decreased largely driven by slightly lower average premium rates and higher ceded premiums, partially offset by insurance in-force and assumed premium growth in the current year.
Net investment income increased primarily from higher investment yields and higher average invested assets in the current year.
Policy fees and other income increased largely due to higher broker fee rebates related to reinsurance agreements in the current year.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Benefits and expenses
Benefits and other changes in policy reserves were impacted by favorable prior year reserve development in both years and increased in the current year primarily due to lower reserve releases. Enact released reserves of $113 million in the current year primarily driven by favorable cure performance and loss mitigation activities, compared to reserve releases of $140 million in the prior year.
Acquisition and operating expenses, net of deferrals, decreased largely due to higher ceding commissions received in the current year.
Provision (benefit) for income taxes. The effective tax rate was 21.2% and 21.8% for the nine months ended September 30, 2026 and 2025, respectively, consistent with the U.S. corporate federal income tax rate.
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
The following tables set forth selected operating performance measures regarding Enact as of and for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Primary insurance in-force	$275,068	$272,349	$2,719	1%
Risk in-force:
Primary	$71,904	$71,144	$760	1%
Pool	47	52	(5)	(10)%
Total risk in-force	$71,951	$71,196	$755	1%

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
New insurance written	$14,106	$14,048	$58	—%	$42,091	$37,120	$4,971	13%

Primary insurance in-force and risk in-force
Primary insurance in-force increased as new insurance written outpaced lapses and cancellations. The primary persistency rate was 80% and 83% for the nine months ended September 30, 2026 and 2025, respectively. Total risk in-force increased primarily as a result of higher primary insurance in-force.
New insurance written
New insurance written increased for the nine months ended September 30, 2026 primarily driven by higher mortgage refinancing originations in the current year.
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
The following table sets forth the loss and expense ratios for Enact for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Loss ratio	20%	15%	5%	16%	12%	4%
Expense ratio	21%	22%	(1)%	21%	22%	(1)%
The loss ratio increased for the three and nine months ended September 30, 2026 largely from lower reserve releases in the current year as discussed above.
The expense ratio decreased for the three and nine months ended September 30, 2026 primarily driven by higher ceding commissions received in the current year.

Mortgage insurance loan portfolio
The following table sets forth selected financial information regarding Enact’s loan portfolio as of September 30:

(Amounts in millions)	2026	2025
Primary insurance in-force by loan-to-value ratio at origination:
95.01% and above	$57,125	$53,522
90.01% to 95.00%	116,299	113,852
85.01% to 90.00%	74,729	79,390
85.00% and below	26,915	25,585
Total	$275,068	$272,349
Primary risk in-force by loan-to-value ratio at origination:
95.01% and above	$16,498	$15,374
90.01% to 95.00%	33,833	33,121
85.01% to 90.00%	18,373	19,589
85.00% and below	3,200	3,060
Total	$71,904	$71,144
Primary insurance in-force by credit score at origination:
Over 760	$122,603	$119,234
740-759	45,410	44,675
720-739	37,476	37,955
700-719	29,426	29,567
680-699	20,412	20,886
660-679 (1)	11,084	11,079
640-659	5,831	6,001
620-639	2,345	2,414
<620	481	538
Total	$275,068	$272,349
Primary risk in-force by credit score at origination:
Over 760	$31,839	$30,991
740-759	11,921	11,709
720-739	9,944	10,058
700-719	7,715	7,728
680-699	5,316	5,432
660-679 (1)	2,920	2,906
640-659	1,525	1,564
620-639	601	619
<620	123	137
Total	$71,904	$71,144
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

Delinquent loans
The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for Enact’s loan portfolio as of the dates indicated:

	September 30, 2026	December 31, 2025	September 30, 2025
Primary insurance:
Insured loans in-force	934,364	950,670	953,657
Delinquent loans	26,085	24,885	23,382
Percentage of delinquent loans (delinquency rate)	2.79%	2.62%	2.45%
The following tables set forth primary delinquencies, direct primary case reserves and risk in-force by aged missed payment status in Enact’s loan portfolio as of the dates indicated:

	September 30, 2026
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	13,187	$115	$925	12%
4 - 11 payments	8,838	215	694	31%
12 payments or more	4,060	226	315	72%
Total	26,085	$556	$1,934	29%
______________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, incurred but not reported (“IBNR”) and reinsurance reserves.

	December 31, 2025
(Dollar amounts in millions)	Delinquencies	Direct primary case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	12,647	$104	$867	12%
4 - 11 payments	8,591	206	641	32%
12 payments or more	3,647	205	270	76%
Total	24,885	$515	$1,778	29%
______________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
Total reserves as a percentage of risk in-force as of September 30, 2026 remained relatively consistent compared to December 31, 2025.

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

	% of primary risk in-force as of September 30, 2026	% of direct primary case reserves as of September 30, 2026 (1)	Delinquency rate as of
			September 30, 2026	December 31, 2025	September 30, 2025
By State:
California	12%	13%	3.06%	2.84%	2.63%
Texas	9%	9%	2.99%	2.81%	2.64%
Florida (2)	9%	14%	3.41%	3.35%	3.11%
New York (2)	5%	8%	3.60%	3.38%	3.28%
Illinois (2)	4%	5%	3.45%	3.15%	3.01%
Arizona	4%	4%	2.88%	2.78%	2.57%
Michigan	4%	3%	2.74%	2.33%	2.20%
Georgia	3%	4%	3.51%	3.33%	3.07%
North Carolina	3%	3%	2.35%	2.07%	2.00%
Pennsylvania (2)	3%	3%	2.51%	2.29%	2.23%
______________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
(2)Jurisdiction predominantly uses a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

	% of primary risk in-force as of September 30, 2026	% of direct primary case reserves as of September 30, 2026 (1)	Delinquency rate as of
			September 30, 2026	December 31, 2025	September 30, 2025
By MSA or MD:
Phoenix, AZ MSA	3%	3%	3.00%	2.85%	2.66%
Atlanta, GA MSA	3%	4%	3.76%	3.59%	3.28%
Chicago-Naperville, IL MD	3%	4%	3.71%	3.31%	3.20%
Dallas, TX MD	3%	2%	2.73%	2.49%	2.34%
Houston, TX MSA	2%	3%	3.58%	3.54%	3.27%
New York, NY MD	2%	4%	3.93%	3.70%	3.68%
Riverside-San Bernardino, CA MSA	2%	3%	3.87%	3.53%	3.32%
Washington-Arlington, DC MD	2%	2%	2.49%	2.62%	2.27%
Los Angeles-Long Beach, CA MD	2%	3%	3.57%	3.26%	3.05%
Denver-Aurora-Lakewood, CO MSA	2%	1%	2.09%	1.85%	1.52%
______________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.

The following table sets forth the dispersion of Enact’s direct primary case reserves, primary insurance in-force and risk in-force by year of policy origination, and delinquency rate as of September 30, 2026:

(Amounts in millions)	% of direct primary case reserves (1)	Primary insurance in-force	% of total	Primary risk in-force	% of total	Delinquency rate
Policy Year
2008 and prior	6%	$3,780	1%	$979	1%	7.71%
2009 to 2018	7	8,316	3	2,127	3	5.19%
2019	5	7,535	3	1,985	3	3.85%
2020	10	22,033	8	6,150	9	2.84%
2021	18	38,904	14	10,665	15	3.00%
2022	21	40,662	15	10,633	15	3.41%
2023	16	32,912	12	8,615	12	3.53%
2024	12	36,791	13	9,503	13	2.71%
2025	4	43,610	16	11,015	15	1.06%
2026	1	40,525	15	10,232	14	0.22%
Total portfolio	100%	$275,068	100%	$71,904	100%	2.79%
_____________
(1)Direct primary case reserves exclude loss adjustment expenses, pool, IBNR and reinsurance reserves.
Loss reserves in policy years 2008 and prior are outsized compared to their representation of risk in-force. The size of these policy years at origination, particularly 2005 through 2008, combined with the significant decline in home prices led to significant losses in policy years prior to 2009. Although uncertainty remains with respect to the ultimate losses Enact will experience on these policy years, they have become a smaller percentage of its total mortgage insurance portfolio. The concentration of loss reserves has shifted to newer book years in line with changes in risk in-force. As of September 30, 2026, Enact’s 2019 and newer policy years represented approximately 96% of its primary risk in-force and 87% of its total direct primary case reserves.
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
Annual review of cash flow assumptions
We will complete the required annual review of our cash flow assumptions for our long-term care insurance, life insurance and annuity products in the fourth quarter of 2026.
For our long-term care insurance products, we are primarily focused on benefit utilization, mortality, claim terminations and management actions, including benefit solutions, in-force rate actions and claim savings from the CareScout Quality Network. For our life insurance and annuity products, we are reviewing mortality, lapse rates and the potential impacts of recent changes in interest rates.
While our reviews are still underway and not yet complete, based on our early analysis, the financial impacts from our U.S. GAAP assumption updates could be materially unfavorable in the aggregate, particularly in our long-term care insurance products largely due to the cost of care inflation and related utilization trends we are observing. Any impact is expected to be a relatively small percentage change compared to the overall size of our liability for future policy benefits of $44.7 billion, at the locked-in discount rate, for our long-term care insurance products as of September 30, 2026. For capped cohorts, these updates would be reported immediately in earnings. For uncapped cohorts, any changes would impact the net premium ratio and therefore have a more muted impact as further discussed below.
We will also complete statutory cash flow testing for our legacy insurance subsidiaries in the fourth quarter of 2026. Under cash flow testing for our long-term care insurance products, changes impacting active life reserves are included in our margin review and only impact statutory income if the margin falls below zero. However, changes to our claim reserve assumptions are immediately reflected in statutory income. While our statutory process is not yet complete and work remains, our early assessment is that the margin in GLIC should remain positive.
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
Our actual claims experience will emerge over many years, or decades. In recent years, average claim reserves for new claims have trended higher as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts and higher inflation factors going on claim. Although new claim counts on certain of our oldest long-term care insurance blocks of business have reached their peak claim years and will decrease as the blocks run off, we expect overall claims costs to continue to increase as the approximately 580,000 insured individuals in our two largest blocks, Choice I and Choice II, with average attained ages of 79 and 76, respectively, reach their peak claim years, which are age 85 and over.
Additionally, we have observed an increase in the cost of care in our long-term care insurance products, due in part to elevated inflation. Increases in cost of care have resulted in higher claim payments, which could have a material adverse impact on our liquidity, results of operations and financial condition if the increases persist.
The impacts of assumption updates and actual variances from expected experience will continue to drive volatility in our long-term care insurance results, particularly for our unprofitable capped cohorts. Our profitable uncapped cohorts have had a more modest earnings impact related to assumption updates and actual variances from expected experience, to date, as a portion of the impact is reflected in current period results with the remaining majority of the impact recognized over the life of the cohort. However, we may see increased volatility as the uncapped cohorts continue to age, with more of the impact related to assumption updates and actual variances from expected experience recognized immediately in net income

(loss). It is important to note that quarterly variations resulting from assumption updates and actual variances from expected experience are typically expected to be relatively small compared to the overall size of our liability for future policy benefits.
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
We also plan to continue to offer existing, and to design and implement additional, reduced benefit options outside of in-force rate actions to enhance the sustainability of our legacy insurance subsidiaries and to reduce the risk on certain product features of our long-term care insurance policies. For example, in September 2026, we announced our new Family Caregiver Benefit, a voluntary election available to eligible long-term care insurance policyholders in certain states who choose a benefit reduction alternative. This new offering enables policyholders to use their benefits for qualified care provided by family members. The benefit can pay up to 75% of the median hourly cost of non-medical care, giving families greater flexibility in how they access and pay for care.
We expect renewal premiums to decline over time as the block runs off; however, benefit reductions elected by policyholders have accelerated that decline. As our multi-year in-force rate action plan enters its later stages, we expect the relative impact of benefit reductions to increase as premium increases decline reflecting the shrinking runway of future premiums as our policyholders age.
Life insurance
Our life insurance products include traditional and non-traditional life insurance (term, universal, term universal and corporate-owned life insurance) as well as funding agreements. Results of our life insurance products are impacted primarily by mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors.
Mortality levels may deviate each period from historical trends. Overall mortality experience during the third quarter of 2026 was largely in line with the second quarter of 2026, but unfavorable compared to the third quarter of 2025, primarily driven by higher severity. We have also experienced unfavorable mortality compared to our then-current and priced-for assumptions in recent years for our universal life insurance block. Reinsurance costs typically increase due to natural aging of the yearly renewable term reinsured blocks. In prior periods, we have received some yearly renewable term reinsurance premium increases from some of our reinsurance partners that reflect unfavorable mortality.
In October 2026, we entered into a replacement reinsurance structure for a portion of our universal life insurance products in response to the National Association of Insurance Commissioners (“NAIC”) Statutory Accounting Principles Working Group interpretation 2024-06, which contained industry-wide changes in statutory accounting guidance that were adopted in December 2025 and are effective as of December 31, 2026. The new structure allows us to retain statutory reserve credit while complying with the new guidance. In the fourth quarter of 2026, we expect the recapture to result in a loss recognized in the statutory summary of operations that will be partially offset by a deferred reinsurance gain on the new cession recognized in statutory surplus that will be amortized over time. As a result, we expect an unfavorable impact on the GLIC consolidated RBC ratio as well. There is no U.S. GAAP impact from the reinsurance restructuring.
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
Interest rate impacts were favorable in the third quarter of 2026 compared to the second quarter of 2026 and the third quarter of 2025. Impacts from equity market performance were unfavorable in the third quarter of 2026 compared to the second quarter of 2026 and the third quarter of 2025.
Segment results of operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table sets forth the results of operations relating to our Closed Block segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$648	$639	$9	1%
Net investment income	686	726	(40)	(6)%
Net investment gains (losses)	(7)	93	(100)	(108)%
Policy fees and other income	144	150	(6)	(4)%
Total revenues	1,471	1,608	(137)	(9)%
Benefits and expenses:
Benefits and other changes in policy reserves	1,224	1,194	30	3%
Liability remeasurement (gains) losses	108	106	2	2%
Changes in fair value of market risk benefits and associated hedges	(11)	(1)	(10)	NM⁽¹⁾
Interest credited	96	96	—	—%
Acquisition and operating expenses, net of deferrals	176	178	(2)	(1)%
Amortization of deferred acquisition costs and intangibles	48	54	(6)	(11)%
Total benefits and expenses	1,641	1,627	14	1%
Income (loss) from continuing operations before income taxes	(170)	(19)	(151)	NM⁽¹⁾
Provision (benefit) for income taxes	(31)	2	(33)	NM⁽¹⁾
Income (loss) from continuing operations	(139)	(21)	(118)	NM⁽¹⁾
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	7	(93)	100	108%
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	(15)	(3)	(12)	NM⁽¹⁾
Taxes on adjustments	1	21	(20)	(95)%
Adjusted operating income (loss)	$(146)	$(96)	$(50)	(52)%
______________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)For the three months ended September 30, 2026 and 2025, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(4) million and $(2) million, respectively.

The following table sets forth adjusted operating income (loss) for the products included in our Closed Block segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Long-term care insurance	$(137)	$(100)	$(37)	(37)%
Life insurance	(20)	(15)	(5)	(33)%
Annuities	11	19	(8)	(42)%
Total adjusted operating income (loss)	$(146)	$(96)	$(50)	(52)%
Adjusted operating income (loss)
•The adjusted operating loss in our long-term care insurance products increased primarily driven by lower net investment income in the current year as further explained below.
•The adjusted operating loss in our life insurance products increased largely due to unfavorable mortality in the current year.
•Adjusted operating income in our annuity products decreased principally from unfavorable mortality experience in the current year compared to favorable experience in the prior year.
Revenues
Premiums. The increase was largely attributable to our long-term care insurance products primarily driven by $18 million of higher premiums in the current year from newly implemented in-force rate actions, partially offset by lower renewal premiums from policy terminations and prior benefit reduction elections made by policyholders in connection with our in-force rate actions.
Net investment income
•Our long-term care insurance products decreased $34 million largely due to lower income of $29 million from limited partnerships and $5 million from U.S. Government Treasury Inflation-Protected Securities (“TIPS”) in the current year.
•Our annuity products decreased $6 million primarily attributable to lower average invested assets in the current year driven mostly by block runoff.
Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Policy fees and other income. The decrease was primarily driven by our life insurance products principally due to block runoff.
Benefits and expenses
Benefits and other changes in policy reserves
•Our long-term care insurance products increased $28 million primarily from a higher unfavorable change in reserves due to an increase in net premiums collected and from aging of the in-force block, including higher interest accretion, in the current year.
•Our life insurance products increased $7 million largely due to unfavorable mortality in our term life insurance products in the current year.
•Our annuity products decreased $5 million primarily driven by lower interest accretion in the current year principally due to block runoff.

Liability remeasurement (gains) losses
•Our long-term care insurance products had a liability remeasurement loss of $105 million in the current year compared to $113 million in the prior year. The loss in both years was principally from unfavorable actual variances from expected experience primarily due to lower terminations, mainly from mortality, and higher benefit utilization.
•Our annuity products had a liability remeasurement loss of $4 million in the current year largely due to unfavorable mortality experience compared to a gain of $7 million in the prior year primarily driven by favorable mortality experience.
Changes in fair value of market risk benefits and associated hedges. The gain in the current year was driven by our annuity products mainly due to favorable interest rate impacts, partially offset by derivative losses and unfavorable equity market performance.
Amortization of deferred acquisition costs and intangibles. The decrease was primarily driven by lower DAC amortization in our life insurance products in the current year due to block runoff.
Provision (benefit) for income taxes. The tax benefit for the three months ended September 30, 2026 was primarily related to the pre-tax loss, partially offset by tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income. For the three months ended September 30, 2025, the tax benefit on the pre-tax loss was more than offset by tax expense on the amortization of these forward starting swap gains.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table sets forth the results of operations relating to our Closed Block segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$1,911	$1,871	$40	2%
Net investment income	2,135	2,129	6	—%
Net investment gains (losses)	12	131	(119)	(91)%
Policy fees and other income	444	462	(18)	(4)%
Total revenues	4,502	4,593	(91)	(2)%
Benefits and expenses:
Benefits and other changes in policy reserves	3,615	3,553	62	2%
Liability remeasurement (gains) losses	284	170	114	67%
Changes in fair value of market risk benefits and associated hedges	(18)	7	(25)	NM⁽¹⁾
Interest credited	287	289	(2)	(1)%
Acquisition and operating expenses, net of deferrals	493	515	(22)	(4)%
Amortization of deferred acquisition costs and intangibles	148	164	(16)	(10)%
Total benefits and expenses	4,809	4,698	111	2%
Income (loss) from continuing operations before income taxes	(307)	(105)	(202)	(192)%
Provision (benefit) for income taxes	(51)	(4)	(47)	NM⁽¹⁾
Income (loss) from continuing operations	(256)	(101)	(155)	(153)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	(12)	(131)	119	91%
Changes in fair value of market risk benefits attributable to interest rates, equity markets and associated hedges (2)	(29)	1	(30)	NM⁽¹⁾
Expenses related to restructuring	1	—	1	NM⁽¹⁾
Taxes on adjustments	8	28	(20)	(71)%
Adjusted operating income (loss)	$(288)	$(203)	$(85)	(42)%
______________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)For the nine months ended September 30, 2026 and 2025, changes in fair value of market risk benefits and associated hedges were adjusted to exclude changes in reserves, attributed fees and benefit payments of $(11) million and $(6) million, respectively.
The following table sets forth adjusted operating income (loss) for the products included in our Closed Block segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Long-term care insurance	$(261)	$(167)	$(94)	(56)%
Life insurance	(67)	(79)	12	15%
Annuities	40	43	(3)	(7)%
Total adjusted operating income (loss)	$(288)	$(203)	$(85)	(42)%

Adjusted operating income (loss)
•The adjusted operating loss in our long-term care insurance products increased primarily driven by higher unfavorable actual variances from expected experience, partially offset by net insurance recoveries in the current year related to prior legal settlements.
•The adjusted operating loss in our life insurance products decreased largely due to less unfavorable mortality, partially offset by higher operating expenses in the current year.
•Adjusted operating income in our annuity products decreased primarily from unfavorable mortality, partially offset by lower annuitizations in the current year.
Revenues
Premiums
•Our long-term care insurance products increased $21 million primarily driven by $47 million of higher premiums in the current year from newly implemented in-force rate actions, partially offset by lower renewal premiums from policy terminations and prior benefit reduction elections made by policyholders in connection with our in-force rate actions.
•Our life insurance products increased $19 million largely due to lower ceded premiums in the current year, partially offset by the continued runoff of our in-force blocks.
Net investment income
•Our long-term care insurance products increased $18 million largely due to higher income of $10 million from company-owned life insurance investments, $6 million from TIPS and $6 million from limited partnerships, partially offset by lower investment yields in the current year.
•Our life insurance products increased $8 million principally from higher policy loan rates in our corporate-owned life insurance products in the current year.
•Our annuity products decreased $20 million primarily attributable to lower average invested assets in the current year driven mostly by block runoff.
Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”
Policy fees and other income. The decrease was primarily driven by our life insurance products principally due to block runoff.
Benefits and expenses
Benefits and other changes in policy reserves
•Our long-term care insurance products increased $73 million primarily from a higher unfavorable change in reserves due to an increase in net premiums collected and from aging of the in-force block, including higher interest accretion, in the current year.
•Our life insurance products increased $6 million largely due to unfavorable overall mortality experience in the current year.
•Our annuity products decreased $17 million primarily due to block runoff and lower annuitizations in the current year as the block ages.
Liability remeasurement (gains) losses
•Our long-term care insurance products had a liability remeasurement loss of $264 million in the current year compared to $145 million in the prior year. The loss in the current year was principally from unfavorable actual variances from expected experience primarily due to lower terminations, mainly from mortality, and higher claims, partially offset by net insurance recoveries of $23 million related to cash payments made to policyholders in connection with a prior legal settlement. The loss in the prior year was largely due to unfavorable actual variances from expected experience primarily driven by higher benefit utilization and lower terminations, partially offset by a $26 million gain related to a third-party recapture of a block of long-term care insurance policies.
•Our life insurance products had a liability remeasurement loss of $17 million in the current year compared to $34 million in the prior year. The decrease in the loss was primarily attributable to less unfavorable overall mortality experience in the current year.
•Our annuity products had a liability remeasurement loss of $3 million in the current year largely due to unfavorable mortality experience compared to a gain of $9 million in the prior year primarily driven by favorable mortality experience.
Changes in fair value of market risk benefits and associated hedges. The change to a gain in the current year from a loss in the prior year was driven by our annuity products, mainly due to favorable interest rate impacts in the current year compared to unfavorable impacts in the prior year. The favorable change was partially offset by less favorable equity market impacts and higher derivative losses in the current year.
Acquisition and operating expenses, net of deferrals. The decrease was largely attributable to our long-term care insurance products primarily driven by $42 million of net insurance recoveries related to previously incurred legal settlement expenses, partially offset by higher employee-related expenses in the current year.
Amortization of deferred acquisition costs and intangibles. The decrease was primarily driven by lower DAC amortization in our life insurance products in the current year due to block runoff.
Provision (benefit) for income taxes. The tax benefit for both the nine months ended September 30, 2026 and 2025 was primarily related to the pre-tax loss, partially offset by tax expense on certain forward starting swap gains that are tax effected at the previously enacted federal income tax rate of 35% as they are amortized into net investment income.
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
The following table sets forth the pre-tax components of the liability remeasurement (gains) losses, net of reinsurance, of our long-term care insurance products for the periods indicated:

	Three months ended September 30,		(Favorable) unfavorable change and percentage change		Nine months ended September 30,		(Favorable) unfavorable change and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
Cash flow assumption updates	$(3)	$6	$(9)	(150)%	$10	$13	$(3)	(23)%
Actual variances from expected experience	108	107	1	1%	254	132	122	92%
Total liability remeasurement (gains) losses	$105	$113	$(8)	(7)%	$264	$145	$119	82%
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
We also estimate the cumulative economic benefit of approved rate actions in our long-term care insurance multi-year in-force rate action plan on a net present value basis, discounted at our investment portfolio yield. This is based on current assumptions and is defined as the net present value of historical and future expected premium increases and benefit reductions as a result of rate increases approved on our long-term care insurance policies. It also includes the net present value of reserve reductions related to prior legal settlements less cash payments made to policyholders who elected certain reduced benefit options in connection with the legal settlements. We monitor these selected operating performance measures for in-force management actions to track our progress on maintaining the self-sustainability of our legacy insurance subsidiaries. We consider these in-force management action metrics to be measures of financial performance and help to enhance the understanding of the operating performance of our Closed Block segment.
The following table sets forth filing approvals as part of our multi-year in-force rate action plan for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2026	2025	2026	2025
State filings approved	17	18	46	48
Impacted in-force premiums	$129	$71	$339	$270
Weighted-average percentage rate increase approved	34%	63%	28%	40%
Gross incremental premiums approved	$44	$44	$95	$109
During the nine months ended September 30, 2026, we also submitted 46 new filings on approximately $364 million in annualized in-force premiums. We estimate that the cumulative economic benefit of approved rate increases and benefit reductions from 2012 through the third quarter of 2026 was approximately $35.0 billion, on a net present value basis.
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

Corporate and Other
Results of operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$3	$2	$1	50%
Net investment income	3	5	(2)	(40)%
Net investment gains (losses)	2	8	(6)	(75)%
Policy fees and other income	2	—	2	NM⁽¹⁾
Total revenues	10	15	(5)	(33)%
Benefits and expenses:
Benefits and other changes in policy reserves	(2)	(3)	1	33%
Acquisition and operating expenses, net of deferrals	31	30	1	3%
Amortization of deferred acquisition costs and intangibles	2	1	1	100%
Interest expense	13	14	(1)	(7)%
Total benefits and expenses	44	42	2	5%
Income (loss) from continuing operations before income taxes	(34)	(27)	(7)	(26)%
Provision (benefit) for income taxes	(6)	(40)	34	85%
Income (loss) from continuing operations	(28)	13	(41)	NM⁽¹⁾
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	(2)	(8)	6	75%
(Gains) losses on early extinguishment of debt	(2)	—	(2)	NM⁽¹⁾
Expenses related to restructuring	1	—	1	NM⁽¹⁾
Taxes on adjustments (2)	1	(26)	27	104%
Adjusted operating income (loss)	$(30)	$(21)	$(9)	(43)%
_____________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)The three months ended September 30, 2025 included a $27 million tax benefit related to a release of a portion of the valuation allowance on certain deferred tax assets.
Adjusted operating income (loss)
The adjusted operating loss increased primarily from a $7 million tax benefit related to a release of a portion of the valuation allowance on certain deferred tax assets in the prior year that did not recur.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table sets forth the results of operations relating to Corporate and Other for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2026	2025	2026 vs. 2025
Revenues:
Premiums	$8	$7	$1	14%
Net investment income	11	14	(3)	(21)%
Net investment gains (losses)	2	(20)	22	110%
Policy fees and other income	7	—	7	NM⁽¹⁾
Total revenues	28	1	27	NM⁽¹⁾
Benefits and expenses:
Benefits and other changes in policy reserves	(6)	(6)	—	—%
Acquisition and operating expenses, net of deferrals	98	78	20	26%
Amortization of deferred acquisition costs and intangibles	7	3	4	133%
Interest expense	39	42	(3)	(7)%
Total benefits and expenses	138	117	21	18%
Income (loss) from continuing operations before income taxes	(110)	(116)	6	5%
Provision (benefit) for income taxes	(19)	(55)	36	65%
Income (loss) from continuing operations	(91)	(61)	(30)	(49)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses	(2)	20	(22)	(110)%
(Gains) losses on early extinguishment of debt	(3)	—	(3)	NM⁽¹⁾
Expenses related to restructuring	3	(1)	4	NM⁽¹⁾
Taxes on adjustments (2)	1	(31)	32	103%
Adjusted operating income (loss)	$(92)	$(73)	$(19)	(26)%
_____________
(1)We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)The nine months ended September 30, 2025 included a $27 million tax benefit related to a release of a portion of the valuation allowance on certain deferred tax assets.
Adjusted operating income (loss)
The adjusted operating loss increased primarily from continued investment in CareScout Services in the current year and a $7 million tax benefit related to a release of a portion of the valuation allowance on certain deferred tax assets in the prior year that did not recur.
Investments and Derivative Instruments
Trends and conditions
Investments
•The U.S. Federal Reserve increased interest rates by 25 basis points during the third quarter of 2026 amid ongoing inflationary pressures.
•During the third quarter of 2026, both short- and long-term U.S. Treasury yields increased compared to June 30, 2026.
•Credit spreads widened during the third quarter of 2026 compared to June 30, 2026 but remained near historically low levels. Elevated corporate debt issuance, including issuance to fund artificial intelligence-related capital spending and data center development, contributed to spread volatility during the third quarter of 2026. Equity markets remained strong, with major U.S. equity indices reaching record highs, although market sentiment moderated toward the end of the third quarter of 2026 amid rising interest rates and crude oil prices.
•As of September 30, 2026, our fixed maturity securities portfolio, which was 97% investment grade, comprised 73% of our total invested assets and cash.
Derivatives
•As of September 30, 2026, $846 million notional of our derivatives portfolio was cleared through the Chicago Mercantile Exchange (“CME”).
•The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of September 30, 2026, we posted initial margin of $61 million to our clearing agents, which represented $31 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings.
•As of September 30, 2026, $11.7 billion notional of our derivatives portfolio was in bilateral over-the-counter derivative transactions pursuant to which we have posted aggregate independent amounts of $523 million. We did not hold any collateral from counterparties as of September 30, 2026.
Investment results
The following tables set forth information about investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended September 30,				Increase (decrease)
	2026		2025		2026 vs. 2025
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities	4.7%	$566	4.7%	$566	—%	$—
Equity securities	2.1%	3	2.3%	3	(0.2)%	—
Commercial mortgage loans	4.8%	76	4.7%	74	0.1%	2
Policy loans	6.4%	38	6.7%	39	(0.3)%	(1)
Limited partnerships (1)	3.7%	33	7.3%	62	(3.6)%	(29)
Other invested assets (2)	41.1%	55	45.1%	64	(4.0)%	(9)
Cash, cash equivalents, restricted cash and short-term investments	3.3%	18	3.7%	18	(0.4)%	—
Gross investment income before expenses and fees	5.0%	789	5.2%	826	(0.2)%	(37)
Expenses and fees	(0.2)%	(26)	(0.2)%	(27)	—%	1
Net investment income	4.8%	$763	5.0%	$799	(0.2)%	$(36)
Average invested assets and cash		$63,642		$63,607		$35
______________
(1)Limited partnership investments are primarily equity-based and do not have fixed returns by period.
(2)Investment income for other invested assets includes amortization of terminated cash flow hedges, which have no corresponding book value within the yield calculation.

	Nine months ended September 30,				Increase (decrease)
	2026		2025		2026 vs. 2025
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities	4.8%	$1,714	4.6%	$1,695	0.2%	$19
Equity securities	1.9%	8	2.3%	9	(0.4)%	(1)
Commercial mortgage loans	4.8%	227	4.6%	219	0.2%	8
Policy loans	6.4%	112	6.1%	107	0.3%	5
Limited partnerships (1)	5.5%	145	5.6%	139	(0.1)%	6
Other invested assets (2)	38.4%	178	43.3%	187	(4.9)%	(9)
Cash, cash equivalents, restricted cash and short-term investments	3.5%	56	4.0%	59	(0.5)%	(3)
Gross investment income before expenses and fees	5.1%	2,440	5.1%	2,415	—%	25
Expenses and fees	(0.1)%	(75)	(0.2)%	(75)	0.1%	—
Net investment income	5.0%	$2,365	4.9%	$2,340	0.1%	$25
Average invested assets and cash		$63,627		$63,653		$(26)
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
For the three months ended September 30, 2026, gross annualized weighted-average investment yields decreased with lower net investment income on higher average invested assets. Net investment income decreased for the three months ended September 30, 2026 largely from lower income from limited partnerships and lower amortization of cash flow hedges in the current year. Net investment income for the nine months ended September 30, 2026 increased primarily from higher income from asset-backed and mortgage-backed securities and $10 million of income in the current year from company-owned life insurance investments purchased in the fourth quarter of 2025, partially offset by lower amortization of cash flow hedges.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2026	2025	2026	2025
Realized investment gains (losses):
Available-for-sale fixed maturity securities:
Realized gains	$9	$3	$44	$14
Realized losses	(29)	(13)	(90)	(46)
Net realized gains (losses) on available-for-sale fixed maturity securities	(20)	(10)	(46)	(32)
Net realized gains (losses) on equity securities sold	—	—	—	5
Total net realized investment gains (losses)	(20)	(10)	(46)	(27)
Net change in allowance for credit losses on available-for-sale fixed maturity securities	(1)	(3)	—	(18)
Write-down of available-for-sale fixed maturity securities	(2)	—	(2)	(4)
Net unrealized gains (losses) on equity securities still held	6	30	46	48
Net unrealized gains (losses) on limited partnerships	21	66	3	129
Commercial mortgage loans	(2)	(3)	—	(20)
Derivative instruments	(12)	17	2	(13)
Other	(1)	2	(3)	3
Net investment gains (losses)	$(11)	$99	$—	$98
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
•We recorded $10 million of higher net realized losses related to the sale of available-for-sale fixed maturity securities in the current year.
•We recorded $45 million and $24 million of lower net unrealized gains on limited partnerships and equity securities, respectively, driven by less favorable private and public equity market performance, respectively, in the current year.
•We had $12 million of net investment losses related to derivatives in the current year compared to $17 million of net investment gains in the prior year primarily attributable to losses in the current year on forward bond purchase commitments compared to gains in the prior year driven by changes in interest rates. The change to net investment losses was also due to gains in the prior year that did not recur on foreign currency forward contracts used to mitigate foreign currency exchange risk.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
•We recorded $14 million of higher net realized losses related to the sale of available-for-sale fixed maturity securities in the current year.
•We recorded $126 million of lower net unrealized gains on limited partnerships driven by less favorable private equity market performance in the current year.
•During the prior year, we increased the provision for credit losses for commercial mortgage loans by $20 million primarily as a result of updates to the analytical model used to determine the adequacy of the allowance for credit losses. We also increased the allowance for credit losses on available-for-sale fixed maturity securities by $18 million in the prior year.
•We had $2 million of net investment gains related to derivatives in the current year compared to $13 million of net investment losses in the prior year primarily attributable to gains on foreign currency forward contracts in the current year compared to losses in the prior year, partially offset by higher losses on forward bond purchase commitments in the current year.
Investment portfolio
The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	September 30, 2026		December 31, 2025
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Available-for-sale fixed maturity securities:
Public	$28,067	48%	$31,251	51%
Private	14,390	25	14,511	24
Equity securities	560	1	555	1
Commercial mortgage loans, net	6,429	11	6,304	10
Policy loans	2,336	4	2,297	4
Limited partnerships	3,594	6	3,484	6
Other invested assets	895	1	770	1
Cash, cash equivalents and restricted cash	2,207	4	2,036	3
Total cash, cash equivalents and invested assets	$58,478	100%	$61,208	100%
For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for these line items under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.
We hold fixed maturity and equity securities, limited partnerships, derivatives, embedded derivatives and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of September 30, 2026, 7% of our investment holdings recorded at fair value were based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.
Other invested assets
The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	September 30, 2026		December 31, 2025
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Bank loan investments	$562	63%	$527	68%
Company-owned life insurance investments	125	14	115	15
Short-term investments	74	8	37	5
Federal Home Loan Bank common stock	52	6	—	—
Derivatives	23	3	39	5
Other investments	59	6	52	7
Total other invested assets	$895	100%	$770	100%

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

(Notional in millions)	Measurement	December 31, 2025	Additions	Maturities/ terminations	September 30, 2026
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$8,058	$—	$(693)	$7,365
Foreign currency swaps	Notional	156	—	—	156
Forward bond purchase commitments	Notional	2,964	124	(84)	3,004
Total cash flow hedges		11,178	124	(777)	10,525
Total derivatives designated as hedges		11,178	124	(777)	10,525
Derivatives not designated as hedges
Equity index options	Notional	503	329	(385)	447
Financial futures	Notional	989	2,941	(3,085)	845
Forward bond purchase commitments	Notional	500	—	—	500
Foreign currency forward contracts	Notional	521	519	(780)	260
Total derivatives not designated as hedges		2,513	3,789	(4,250)	2,052
Total derivatives		$13,691	$3,913	$(5,027)	$12,577

(Number of policies)	Measurement	December 31, 2025	Additions	Maturities/ terminations	September 30, 2026
Derivatives not designated as hedges
Fixed indexed annuity embedded derivatives	Policies	4,171	—	(402)	3,769
Indexed universal life embedded derivatives	Policies	688	—	(20)	668
The decrease in the notional value of derivatives was primarily attributable to a decrease in interest rate swaps that support our long-term care insurance products, as well as the termination of certain foreign currency forward contracts that mitigate foreign currency exchange risk.
The number of policies with embedded derivatives decreased as these products are no longer being offered and continue to run off.
Consolidated Balance Sheets
Total assets. Total assets decreased $4,951 million from $88,083 million as of December 31, 2025 to $83,132 million as of September 30, 2026.
•Invested assets decreased $2,901 million primarily attributable to a decrease of $3,305 million in fixed maturity securities, partially offset by increases of $125 million in commercial mortgage loans and $110 million in limited partnerships. The decrease in fixed maturity securities was predominantly driven by higher interest rates and widening credit spreads, which reduced the fair value of the fixed maturity portfolio, and net maturities and sales in the current year. Commercial mortgage loans increased from originations outpacing repayments in the current year. Limited partnerships increased primarily from capital calls, partially offset by return of capital in the current year.
•Cash and cash equivalents increased $171 million primarily attributable to investment income and premiums received, partially offset by benefit and claim payments in the current year.
•Deferred acquisition costs decreased $132 million largely driven by amortization in our life and long-term care insurance products in the current year.

•Reinsurance recoverable decreased $1,773 million primarily due to an increase in the single-A interest rate used to discount the reinsurance recoverable and from the runoff of certain ceded products in the current year.
•The deferred tax asset decreased $169 million principally from the net effect of changes in the discount rate used to measure the liability for future policy benefits and related reinsurance recoverables due to an increase in the single-A interest rate. In addition, we increased our valuation allowance related to capital deferred tax assets by $150 million through other comprehensive income (loss) in the third quarter of 2026. The decrease was partially offset by an increase in the deferred tax asset related to net unrealized losses on investments and derivatives due to rising interest rates, as well as increases related to DAC and future annuity and contract benefits in the current year. For a discussion of the increase in the valuation allowance, see note 14 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”
•Separate account assets decreased $166 million primarily due to surrenders, withdrawals and benefit payments, partially offset by favorable equity market performance in the current year.
Total liabilities. Total liabilities decreased $4,826 million from $78,316 million as of December 31, 2025 to $73,490 million as of September 30, 2026.
•The liability for future policy benefits decreased $4,949 million primarily from an increase in the single-A interest rate used to discount the liability for future policy benefits and from the runoff of our fixed annuity and life insurance products. The decrease was partially offset by an increase in our long-term care insurance reserves, at the locked-in discount rate, largely driven by aging of the in-force block, including higher interest accretion, and unfavorable actual variances from expected experience, partially offset by benefit payments outpacing premiums collected in the current year.
•Market risk benefit liabilities decreased $98 million largely due to favorable interest rate impacts in the current year.
•Other liabilities increased $383 million primarily driven by a decline in derivative valuations due to an increase in interest rates in the current year.
Total equity. Total equity decreased $125 million from $9,767 million as of December 31, 2025 to $9,642 million as of September 30, 2026.
•We reported net income available to Genworth Financial, Inc.’s common stockholders of $53 million for the nine months ended September 30, 2026.
•Unrealized gains (losses) on investments and derivatives qualifying as hedges decreased total equity by $2,430 million and $430 million, respectively, primarily due to an increase in interest rates and widening credit spreads in the current year.
•The change in the discount rate used to measure future policy benefits and related reinsurance recoverables increased total equity by $2,909 million largely attributable to an increase in the single-A interest rate in the current year.
•Treasury stock increased $210 million due to the repurchase of Genworth Financial’s common stock, at cost, including excise taxes and other associated costs, resulting in a decrease to total equity in the current year.
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
The following table sets forth our unaudited condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2026	2025
Net cash from (used by) operating activities	$243	$127
Net cash from (used by) investing activities	17	468
Net cash from (used by) financing activities	(89)	(607)
Net increase (decrease) in cash and cash equivalents	$171	$(12)
We had higher net cash inflows from operating activities in the current year primarily driven by net insurance recoveries received related to prior legal settlements in the long-term care insurance products in our Closed Block segment and from lower tax payments.
We had lower net cash inflows from investing activities in the current year mainly due to higher commercial mortgage loan originations, lower net maturities and sales of our fixed maturity securities and higher bank loan originations.
Net cash outflows related to financing activities were lower primarily due to new funding agreement deposits and lower net withdrawals from our investment contracts, partially offset by higher repurchases of Genworth Financial’s common stock and repurchases of Genworth Holdings’ debt in the current year.
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
Enact Holdings’ capital allocation strategy includes supporting its existing policyholders, growing its mortgage insurance business, funding attractive new business opportunities and returning capital to its shareholders. During each of the first three quarters of 2026, EMICO paid a dividend to Enact Holdings that supports Enact Holdings’ ability to return capital to its shareholders. During the first quarter of 2026, Enact Holdings completed the repurchase of shares under a $350 million share repurchase authorization that it had announced on April 30, 2025. On February 3, 2026, Enact Holdings announced the authorization of a new share repurchase program under which it may repurchase up to $500 million of its common stock. Genworth Holdings entered into an agreement with Enact Holdings to participate in the share repurchase program in order to maintain its ownership interest in Enact Holdings. As the majority shareholder, Genworth Holdings received $324 million of capital returns from Enact Holdings during the nine months ended September 30, 2026, comprised of share repurchases and quarterly dividends. Enact Holdings expects the timing and amount of any future share repurchases will be opportunistic and will depend on a variety of factors, including Enact Holdings’ stock price, capital availability, business and market conditions, regulatory requirements and debt covenant restrictions, among other factors. Future dividend payments will be subject to quarterly review and approval by Enact Holdings’ board of directors and Genworth Financial and will also be dependent on a variety of economic, market and business conditions, among other considerations.
Enact Holdings expects to return approximately $600 million of capital to its shareholders for the full year 2026. Based on our approximate 81% ownership, we expect to receive capital returns from Enact Holdings of approximately $485 million for the full year 2026. The total amount and form of capital returns will depend on Enact’s business performance, market conditions and regulatory approval.
On September 18, 2025, Genworth Financial announced that its Board of Directors had authorized a share repurchase program under which Genworth Financial may purchase up to $350 million of its outstanding common stock. On September 2, 2026, Genworth Financial’s Board of Directors authorized an additional $500 million of share repurchases under the existing share repurchase program. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. Pursuant to the program, during the nine months ended September 30, 2026, Genworth Financial repurchased 22,679,262 shares of its common stock at an average price of $9.16 per share for a total of $208 million before excise taxes and other costs. In October 2026, Genworth Financial repurchased 4,195,242 shares of its common stock through a Rule 10b5-1 trading plan at an average price of $9.53 per share, leaving approximately $512 million available for repurchase under the program as of October 31, 2026. Further share repurchases will continue to be funded from holding company capital, as well as future cash flow generation, including expected capital returns from Enact Holdings. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time.
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
Genworth Holdings had $320 million and $234 million of unrestricted cash and cash equivalents as of September 30, 2026 and December 31, 2025, respectively. The increase was principally driven by capital returns from Enact Holdings, partially offset by repurchases of Genworth Financial’s common stock and Genworth Holdings’ debt. The $320 million of Genworth Holdings’ cash and cash equivalents included approximately $200 million of cash held for future obligations, including advance cash payments from our subsidiaries. We do not consider this cash held for future obligations when evaluating holding company liquidity for the purposes of allocating capital or computing our cash position relative to the cash management target discussed below. We believe Genworth Holdings’ unrestricted cash and cash equivalents provide sufficient liquidity to meet its financial obligations over the next twelve months as well as in the longer term. We expect Genworth Holdings’ liquidity to continue to be impacted by the amounts and timing of Genworth Financial’s share repurchases, investments in CareScout, and future dividends and other forms of capital returns from Enact Holdings.
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
AXA and Santander litigation
As previously disclosed, in connection with pending litigation between AXA and Santander related to the payment protection insurance (“PPI”) mis-selling losses, Genworth has certain rights to share in any recoveries by AXA to recoup payments it previously made to AXA for the underlying PPI mis-selling losses. Genworth is not a named party in the litigation with Santander, and, therefore, does not ultimately control the litigation. On July 25, 2025, the High Court issued a liability judgment in favor of AXA in the legal proceedings against Santander. The judgment found Santander liable for

AXA’s losses resulting from Santander’s mis-selling. The judge awarded AXA damages, interest and costs of approximately £680 million ($911 million based on the exchange rate at that point in time). In September 2026, the Court of Appeal reversed significant portions of the High Court’s judgment, including the majority of damages awarded to AXA. In October 2026, AXA sought permission from the Court of Appeal to further appeal the case to the Supreme Court of the United Kingdom. We do not expect the litigation to have a significant effect on our liquidity. Potential loss recoveries have not been factored into our capital allocation plans, including the sizing of Genworth Financial’s share repurchase program.
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
During the nine months ended September 30, 2026, Genworth Holdings repurchased $11 million and $25 million principal amount of its fixed rate senior notes due in 2034 and its floating rate junior subordinated notes due in 2066, respectively. As of September 30, 2026, Genworth Holdings had $747 million aggregate principal amount of outstanding debt, with no maturities due until June 2034.
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
We expect overall claims costs in the long-term care insurance products in our Closed Block segment to continue to increase over time as our blocks age, with peak claim years over a decade away. For information on discounted and undiscounted expected future benefit payments, see note 8 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.” We also expect renewal premiums on the in-force block of the long-term care insurance products in our Closed Block segment to decline over time as the block runs off and as policyholders elect benefit reductions in connection with our in-force rate actions.
Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain long-term care and life insurance policies, are typically matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are typically matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of September 30, 2026, our total cash, cash equivalents and invested assets were $58.5 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments, select mortgage-backed and asset-backed securities and certain other invested assets are relatively illiquid. These asset classes represented approximately 47% of the carrying value of our total cash, cash equivalents and invested assets as of September 30, 2026.

Off-balance sheet commitments, guarantees and contractual obligations
As of September 30, 2026, we were committed to fund $1,941 million in limited partnership investments, $590 million in private placement investments, $157 million of bank loan investments and $36 million in commercial mortgage loan investments.
As of September 30, 2026, there have been no material additions or changes to guarantees provided by Genworth Financial and Genworth Holdings or to our contractual obligations as compared to the amounts disclosed within our 2025 Annual Report on Form 10-K filed on February 27, 2026.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2026
During the three months ended September 30, 2026, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See note 16 in our unaudited condensed consolidated financial statements under “Part I—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.
Item 1A. Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2025 Annual Report on Form 10-K, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Common Stock
The following table sets forth information regarding Genworth Financial’s share repurchases during the three months ended September 30, 2026:

(Dollar amounts in millions, except per share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar amount of shares that may yet be purchased under the program (1)
July 1, 2026 through July 31, 2026	514,057	$9.24	514,057	$128
August 1, 2026 through August 31, 2026	3,743,248	$9.95	3,743,248	$90
September 1, 2026 through September 30, 2026	3,702,659	$10.26	3,702,659	$552
Total	7,959,964		7,959,964
______________
(1)On September 18, 2025, Genworth Financial announced that its Board of Directors had authorized a share repurchase program under which Genworth Financial may purchase up to $350 million of its outstanding common stock. On September 2, 2026, Genworth Financial’s Board of Directors authorized an additional $500 million of share repurchases under the existing share repurchase program. Under the program, share repurchases may be made at Genworth’s discretion from time to time in open market transactions, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The timing and number of future shares repurchased under the share repurchase program will depend on a variety of factors, including Genworth Financial’s stock price and trading volume, and general business and market conditions, among other factors. The authorization has no expiration date and may be modified, suspended or terminated at any time. For additional information on the share repurchase program, including certain repurchases made subsequent to periods provided in the chart above, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Item 5.    Other Information
During the three months ended September 30, 2026, no directors or officers of Genworth adopted or terminated any contract, instruction or written plan for the purchase or sale of Genworth’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” as defined under the securities laws.

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
Date: November 5, 2026

	By:	/s/ Darren W. Woodell
Darren W. Woodell Vice President and Controller (Principal Accounting Officer)